Form 10-Q
period 2000-06-30
BRUSH ENGINEERED MATERIALS INC
filed 2000-08-14
CIK 1104657

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30,2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7006

                        BRUSH ENGINEERED MATERIALS INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                            OHIO                                           34-1919973
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                       ORGANIZATION)

          17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                            44110
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 216-486-4200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     As of August 4, 2000 there were 16,363,998 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) and its subsidiaries for the quarter ended June 30, 2000 are as follows:

          Consolidated Statements of Income -- Three and six months ended June 30, 2000 and July 2, 1999

          Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999

          Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and July 2, 1999

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                             SECOND QUARTER ENDED           FIRST HALF ENDED
                                                           -------------------------   --------------------------
                                                            JUNE 30,       JULY 2,      JUNE 30,        JULY 2,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)     2000          1999          2000           1999
-----------------------------------------------------------------------------------------------------------------
Net sales........................................          $   137,182   $   108,666   $   272,606    $   221,834
  Cost of sales..................................              107,474        83,508       214,604        172,577
                                                           -----------   -----------   -----------    -----------
Gross margin.....................................               29,708        25,158        58,002         49,257
  Selling, administrative and general expenses...               21,147        18,120        42,964         35,621
  Research and development expenses..............                1,686         2,197         3,700          4,016
  Other-net......................................                  110          (420)          338             28
                                                           -----------   -----------   -----------    -----------
Operating profit.................................                6,765         5,261        11,000          9,592
  Interest expense...............................                1,061           847         2,181          1,784
                                                           -----------   -----------   -----------    -----------
Income before income taxes.......................                5,704         4,414         8,819          7,808
  Income taxes...................................                1,806         1,181         2,672          2,089
                                                           -----------   -----------   -----------    -----------
Net Income.......................................          $     3,898   $     3,233   $     6,147    $     5,719
                                                           ===========   ===========   ===========    ===========
Per Share of Common Stock: Basic.................          $      0.24   $      0.20   $      0.38    $      0.35
Weighted average number of common shares outstanding...     16,224,638    16,197,328    16,215,338     16,195,533
Per Share of Common Stock: Diluted...............          $      0.24   $      0.20   $      0.38    $      0.35
Weighted average number of common shares outstanding...     16,358,128    16,269,092    16,336,023     16,252,559
Cash dividends per common share..................          $      0.12   $      0.12   $      0.24    $      0.24

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                   (DOLLARS IN THOUSANDS)                       2000           1999
---------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  5,458       $     99
  Accounts receivable.......................................    96,511         79,772
  Inventories...............................................   106,568        110,570
  Prepaid expenses..........................................     7,421          7,204
  Deferred income taxes.....................................    27,624         26,610
                                                              --------       --------
          Total Current Assets..............................   243,582        224,255
Other Assets................................................    32,816         33,213
Property, Plant and Equipment...............................   442,793        440,234
  Less allowances for depreciation, depletion and
     impairment.............................................   277,485        269,296
                                                              --------       --------
                                                               165,308        170,938
                                                              --------       --------
                                                              $441,706       $428,406
                                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 26,386       $ 34,687
  Accounts payable..........................................    32,281         27,731
  Other liabilities and accrued items.......................    33,720         29,869
  Dividends payable.........................................     1,963          1,959
  Income taxes..............................................     6,070          5,178
                                                              --------       --------
          Total Current Liabilities.........................   100,420         99,424
Other Long-Term Liabilities.................................    16,157         14,407
Retirement and Post-Employment Benefits.....................    39,583         39,430
Long-Term Debt..............................................    48,305         42,305
Deferred Income Taxes.......................................    14,373         12,202
Shareholders' Equity........................................   222,868        220,638
                                                              --------       --------
                                                              $441,706       $428,406
                                                              ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                               FIRST HALF ENDED
                                                              -------------------
                                                              JUNE 30,    JULY 2,
                   (DOLLARS IN THOUSANDS)                       2000       1999
---------------------------------------------------------------------------------
NET INCOME..................................................  $ 6,147     $ 5,719
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................   10,806      11,172
  Amortization of mine development..........................    1,442       2,920
  Decrease (Increase) in accounts receivable................  (17,708)    (11,735)
  Decrease (Increase) in inventory..........................    3,257      (7,377)
  Decrease (Increase) in prepaid and other current assets...      412        (844)
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................    9,012       6,929
  Increase (Decrease) in interest and taxes payable.........    1,270       3,034
  Increase (Decrease) in deferred income tax................     (119)      2,069
  Increase (Decrease) in other long-term liabilities........    2,006        (239)
  Other -- net..............................................      548       1,738
                                                              -------     -------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES.......   17,073      13,386
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....   (6,415)     (5,843)
  Payments for mine development.............................     (138)       (219)
  Proceeds from (Payments for) other investments............       --          37
                                                              -------     -------
          NET CASH USED IN INVESTING ACTIVITIES.............   (6,553)     (6,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance (repayment) of short-term debt.....   (7,460)     (8,714)
  Proceeds from issuance of long-term debt..................   18,000      13,000
  Repayment of long-term debt...............................  (12,000)     (7,000)
  Issuance of Common Stock under stock option plans.........      384          92
  Purchase of Common Stock for treasury.....................       --          --
  Payments of dividends.....................................   (3,919)     (3,910)
                                                              -------     -------
          NET CASH USED IN FINANCING ACTIVITIES.............   (4,995)     (6,532)
  Effects of Exchange Rate Changes..........................     (166)       (172)
                                                              -------     -------
          NET CHANGE IN CASH AND CASH EQUIVALENTS...........    5,359         657
          CASH AND CASH EQUIVALENTS AT BEGINNING OF
           PERIOD...........................................       99       1,938
                                                              -------     -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 5,458     $ 2,595
                                                              =======     =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the six months ended June 30, 2000 and July 2, 1999. Certain amounts in prior years have been reclassified to conform with the 2000 consolidated financial statement presentation.

NOTE B -- INVENTORIES

                                                             JUNE 30,    DECEMBER 31,
                  (DOLLARS IN THOUSANDS)                       2000          1999
-------------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies...............................  $ 15,708      $ 20,520
  In process...............................................    84,979        73,192
  Finished goods...........................................    30,537        39,634
                                                             --------      --------
     Gross inventories.....................................   131,224       133,346
Excess of average cost over LIFO
  Inventory value..........................................    24,656        22,776
                                                             --------      --------
     Net inventories.......................................  $106,568      $110,570
                                                             ========      ========

NOTE C -- COMPREHENSIVE INCOME

     For the second quarter 2000 and 1999, comprehensive income amounted to $3,760,326 and $2,847,847, respectively. Year-to-date 2000 and 1999 comprehensive income amounted to $5,608,089 and $4,732,347, respectively. The difference between net income and comprehensive income is the cumulative translation adjustment for the periods presented.

NOTE D -- SEGMENT REPORTING

     Selected financial data by business segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for second quarter 2000 and 1999 and for the first six months of 2000 and 1999 are as follows:

                                           METAL       MICRO-       TOTAL       ALL
                                          SYSTEMS    ELECTRONICS   SEGMENTS    OTHER      TOTAL
         (Dollars in thousands)           --------   -----------   --------   --------   --------
SECOND QUARTER 2000
-----------------------
Revenues from external customers........  $ 95,088     $41,818     $136,906   $    276   $137,182
Intersegment revenues...................        49         240          289         --        289
Segment profit (loss) before interest
  and taxes.............................     9,172       3,397       12,569     (5,804)     6,765
SECOND QUARTER 1999
-----------------------
Revenues from external customers........    74,815      31,871      106,686      1,980    108,666
Intersegment revenues...................       112         441          553         --        553
Segment profit (loss) before interest
  and taxes.............................     6,410       3,090        9,500     (4,239)     5,261

                                           METAL       MICRO-       TOTAL       ALL
                                          SYSTEMS    ELECTRONICS   SEGMENTS    OTHER      TOTAL
         (Dollars in thousands)           --------   -----------   --------   --------   --------
FIRST SIX MONTHS 2000
------------------------
Revenues from external customers........  $186,263     $83,425     $269,688   $  2,918   $272,606
Intersegment revenues...................       209         526          735         --        735
Segment profit (loss) before interest
  and taxes.............................    16,328       6,601       22,929    (11,929)    11,000
FIRST SIX MONTHS 1999
------------------------
Revenues from external customers........   153,438      64,526      217,964      3,870    221,834
Intersegment revenues...................       251         853        1,104         --      1,104
Segment profit (loss) before interest
  and taxes.............................    13,490       4,850       18,340     (8,748)     9,592

NOTE E -- NEW PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the measurement and timing of revenue recognition in financial statements. The provisions of SAB 101 must be adopted by the fourth quarter 2000. Management has not determined the effect SAB 101 will have, if any, on the Company's financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

     Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. The Company's actual future performance may differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, computer, automotive electronics and industrial components, or in particular geographic regions), the success of the Company's strategic plans, the timely and successful completion of pending capital expansions and remediation projects, tax rates, exchange rates and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no materially adverse effects.

REORGANIZATION

     On May 2, 2000, the Company's shareholders approved the reorganization of the Company's corporate structure. Through a merger, Brush Wellman Inc. became a wholly owned subsidiary of a holding company, Brush Engineered Materials Inc. According to the merger agreement, each share of Brush Wellman Inc. common stock was exchanged for one share of Brush Engineered Materials Inc. common stock. The merger was effective May 16, 2000.

RESULTS OF OPERATIONS

                                                 SECOND QUARTER        FIRST HALF
                                                ----------------    ----------------
      (MILLIONS, EXCEPT PER SHARE DATA)          2000      1999      2000      1999
------------------------------------------------------------------------------------
Sales.........................................  $137.2    $108.7    $272.6    $221.8
Operating Profit..............................     6.8       5.3      11.0       9.6
Diluted E.P.S.................................  $ 0.24    $ 0.20    $ 0.38    $ 0.35

     Sales in the second quarter 2000 and the first six months of 2000 established new record highs. Sales grew 26.2% in the second quarter 2000 and 22.9% in the first six months of 2000 from 1999 levels. Operating profit and diluted earnings per share also have improved in 2000, although at slower rates than sales. The Company's two business groups -- the Metal Systems Group and the Microelectronics Group -- both increased their sales and profits in the current period.

METAL SYSTEMS GROUP

                                                  SECOND QUARTER       FIRST HALF
                                                  --------------    ----------------
                   (MILLIONS)                     2000     1999      2000      1999
------------------------------------------------------------------------------------
Sales...........................................  $95.1    $74.8    $186.3    $153.4
Operating Profit................................    9.2      6.4      16.3      13.5

     The Metal Systems Group consists of Alloy Strip and Bulk Products, Engineered Material Systems and Beryllium Products. As the above chart indicates, Metal Systems sales increased 27% in the second quarter 2000 over the second quarter 1999 while sales for the first half of 2000 have increased 21% over last year. The following chart highlights business unit sales as a percent of the total Metal Systems Group sales:

                                                       SECOND QUARTER      FIRST HALF
                                                       ---------------    ------------
                     (MILLIONS)                        2000      1999     2000    1999
--------------------------------------------------------------------------------------
Percent of Segment Sales:
  Alloy Products.....................................  70.5%     70.2%    72.0%   72.0%
  Engineered Material Systems........................  23.9      21.2     22.4    19.7
  Beryllium Products.................................   5.6       8.6      5.6     8.3

     Sales of Alloy Products improved 28% in the second quarter 2000 and 22% for the first six months of 2000 compared to the respective periods of 1999. Alloy manufactures two families of products -- Strip Products and Bulk Products -- and sales from both families were higher in the current quarter and year as compared to last year. Strip Products consists primarily of copper-beryllium alloys sold into the telecommunication, computer and automotive electronic markets. Demand for these products remained very robust and continued to out pace supply. Production output from the recently installed strip mill at the Company's Elmore, Ohio facility was higher in the second quarter 2000 than the first quarter 2000, but this improvement still lagged the increase in demand. Strip pounds sold increased for the fourth consecutive quarter, with the majority of the growth in the lower priced, lower beryllium containing alloys. A portion of the sales growth in 2000 was achieved by further reducing finished good inventories in the Company's service centers.

     Bulk Products are alloys, primarily copper-beryllium, manufactured in plate, rod, bar, tube, billet and other forms and sold into a variety of markets including plastic tooling, undersea communications, oil and gas, aerospace and welding. Sales of Bulk Products were 38% higher in the second quarter 2000 than in the second quarter 1999 while year-to-date sales were 33% higher in 2000 than 1999. Demand from the undersea communications market, which has been strong all year, and the oil and gas markets fueled the increased sales in the current quarter. Demand from the plastic tooling market showed some improvement in the second quarter 2000 from recent quarters.

     Sales (and profits) from Engineered Material Systems established new quarterly records once again. Sales of these products grew 43% in the second quarter and 37% year-to-date from 1999's levels. Engineered Material Systems are manufactured and marketed by Technical Materials Inc. (TMI), a wholly owned subsidiary of the Company. Major markets for these products include telecommunications, automotive and computers. Sales from all of TMI's main product families, including the products manufactured through the recently expanded plating operations, have increased in the current year compared to last year. The incoming order rate remained strong throughout the first half of 2000.

     Beryllium Product sales were lower in the second quarter 2000 than the second quarter 1999, as expected. Year-to-date sales of Beryllium Products are 17% behind last year. Weak demand from the defense market coupled with an automotive application that reached the end of its product life cycle contributed to the sales decline in 2000. The recent incoming order rate has increased, indicating that sales may improve in upcoming quarters.

     Gross margin on Metal Systems Group Sales increased $3.4 million in the second quarter 2000 over the second quarter 1999. Year-to-date gross margin for Metal Systems improved $4.2 million from last year. The higher sales volumes generated additional margin in 2000, a large portion of which was offset by higher manufacturing costs, the translation effect of the weaker deutschmark, production flow and product mix issues. Total manufacturing overhead costs, including inventory valuation changes, were $4.2 million higher in the second quarter and $6.3 million higher in the first six months of 2000 than in the comparable periods of 1999. Disruptions to the equipment reliability and/or up time at the Elmore facility have caused product flow and related quality and cost issues for both Alloy and Beryllium Products in 2000. The dollar continued to be relatively strong against the deutschmark and the currency translation effect (net of the benefit from a stronger yen) at the margin line was an unfavorable $0.5 million for the quarter and an unfavorable $1.3 million for the year. Product mix shifts were unfavorable within Alloy and Beryllium in the second quarter 2000.

     Total selling, administrative and general expenses and other-net expenses for the Metal Systems Group increased by $0.6 million in the second quarter 2000 and $1.3 million for the first half of 2000 over last year. As a result, operating profit for Metal Systems was $9.2 million in the second quarter 2000, an improvement of $2.8 million over the second quarter 1999. For the first half of 2000, operating profit for Metal Systems was $16.3 million compared to $13.5 million in the first half of 1999.

MICROELECTRONICS GROUP

                                                    SECOND QUARTER      FIRST HALF
                    (Millions)                      --------------    --------------
                    ----------                      2000     1999     2000     1999
------------------------------------------------------------------------------------
Sales.............................................  $41.8    $31.8    $83.3    $64.5
Operating Profit..................................    3.4      3.1      6.6      4.9

     The Microelectronics Group (MEG) consists of Williams Advanced Materials, Inc. and Electronic Products. MEG sales increased 31% in the second quarter 2000 and 29% for the first two quarters of 2000 over the comparable periods in 1999. The following chart highlights business unit sales as a percent of the total MEG sales:

                                                    SECOND QUARTER      FIRST HALF
                    (Millions)                      --------------    --------------
                    ----------                      2000     1999     2000     1999
------------------------------------------------------------------------------------
Percent of Segment Sales:
  WAM.............................................   74.6%    74.4%    75.6%    76.0%
  Electronic Products.............................   25.4     25.6     24.4     24.0

     Williams Advanced Materials, Inc. (WAM), a wholly owned subsidiary of the Company, produces and markets precious and non-precious metal physical vapor deposition targets, specialty alloys and other precious metal products. WAM's sales improved 31% in the second quarter and 28% for the first half of 2000 compared to 1999 as a result of strong demand from the optical media market (DVD, CD-R, CD-RW applications) and for wireless applications within the microelectronics market. Precious metal prices typically are passed through to customers and as a result, approximately $3.6 million of WAM's increased sales in the first half of 2000 is due to higher metal prices. The higher metal prices have unfavorably impacted further growth of performance film applications in the current year. Sales from Pure Tech, a wholly owned subsidiary of WAM, continued to grow through development of new applications, including applications for the fiber optics market. At the end of the second quarter 2000, Pure Tech was in the process of expanding its operations and market presence by opening a new bonding center in California.

     Revenues from Electronic Products continued to grow in the second quarter 2000 and in the first half of 2000 from the levels generated in 1999. Core beryllia ceramic products, manufactured at the Company's Tucson, Arizona facility, were responsible for a large portion of the current year's growth in Electronic Products sales as demand from the telecommunications markets continued to be very strong. Several manufacturing lines at the Tucson facility have been operating at full capacity over the last six to nine months. Sales of direct bond copper, powder metal products and circuits also increased in 2000, as did the incoming order rates.

     Gross margin on MEG sales increased $1.2 million in the second quarter 2000 over the second quarter 1999. For the year, margins have improved $3.8 million, although as a percent of sales, the year-to-date gross margin remains unchanged. Sales volumes increased $18.7 million in the first half of the year, but $3.6 million of that total is due to the higher precious metal prices which did not generate any additional margin. Manufacturing overhead expenses increased $1.0 million in the second quarter 2000 over the second quarter 1999 and $1.6 million for the first half of the year as a result of the higher level of activity and inventory valuation adjustments. The product mix within Electronic Products was favorable in 2000.

     Operating profit was $3.4 million in the second quarter 2000 compared to $3.1 million in the second quarter of 1999. The $1.2 million improvement in gross margin was partially offset by a $0.9 million increase in selling, administrative and general and other-net expenses. For the first half 2000, MEG operating profit was $6.6 million, a 36% improvement over 1999.

CONSOLIDATED

     Total sales, including operations not part of Metal Systems or MEG, were $137.2 million in the second quarter 2000 compared to $108.7 million in the second quarter 1999. For the first half of the year, total sales were $272.6 million in 2000 and $221.8 million in 1999. Total international sales, which include sales by the Company's international subsidiaries and direct exports, were $37.6 million in the second quarter 2000 and

$32.4 million in the second quarter 1999. International sales totaled $76.1 million, or 27.9% of sales in the first half of 2000 and $68.0 million, or 30.7% of sales, in the first half of 1999. The majority of this $8.1 million improvement was in Metal System sales in Asia.

     Total gross margin as a percent of sales was 21.7% in the second quarter 2000 compared to 23.2% in the second quarter 1999. While still lower than the margin percent from the comparable period a year ago, the margin percent has now improved in three straight quarters. The year-to-date margin percent was 21.3% in 2000 and 22.2% in 1999.

     Selling, administrative and general (SA&G) expenses were $21.1 million, or 15.4% of sales, in the second quarter 2000 and $18.1 million, or 16.7% of sales, in the second quarter 1999. For the first six months of 2000, SA&G expenses were $43.0 million compared to $35.6 million in the first six months of 1999. As a percent of sales, the year-to-date expenses were 16.1% last year and 15.8% this year. The main causes for the increased spending in the current year are higher legal and administrative costs associated with pending litigation matters and additional research efforts into the causes, prevention and diagnosis of chronic beryllium disease. Additional one-time legal and administrative costs were incurred in 2000 to implement the corporate reorganization described elsewhere herein. Selling and marketing expenses are higher in 2000 than 1999 in order to support both the current increased sales volumes and expanded market development activities.

     Research and development (R&D) expenses were $1.7 million in the second quarter 2000 and $3.7 million in the first half 2000. R&D expenses were $2.2 million and $4.0 million in the respective periods in 1999. The decline in the second quarter 2000 expenses was due to a planned reduction in the R&D efforts supporting Beryllium Products and Alloy Products.

     Other-net expense was $0.1 million in the second quarter 2000 compared to other-net income of $0.4 million in the second quarter 1999. For the first half of the year, other-net expense was $0.3 million in 2000 and less than $0.1 million in 1999. Other-net includes metal consignment fees, foreign currency exchange gains and losses, bad debt expense, amortization of intangible assets, cash discounts and other miscellaneous non-operating items. The metal consignment fee is higher in the current period as a result of increased prices and rates.

     Operating profit was $6.8 million in the second quarter 2000, an improvement of $1.5 million from the second quarter of 1999. For the first six months of 2000, operating profit was $11.0 million versus an operating profit of $9.6 million earned in the first six months of 1999. In both the quarter and first half of the year in 2000, sales were higher, generating additional margin dollars, but at a lower rate than last year. The higher margin dollars were then partially offset by a significant increase in SA&G expenses.

     Interest expense was $1.1 million in the second quarter 2000 versus $0.8 million in the second quarter 1999. For the first six months of the year, interest expense was $2.2 million in 2000 and $1.8 million in 1999. The average borrowing rates were slightly higher in 2000 than 1999 as was the average outstanding level of debt. The level of interest capitalized in association with spending on capital projects was minor in both years.

     Income before income taxes was $5.7 million in the second quarter 2000 and $8.8 million for the first two quarters of 2000 compared to $4.4 million and $7.8 million in the respective periods in 1999.

     Income taxes were provided for at 30.3% of the income before income taxes in the first half of 2000 compared to a rate of 26.8% used in the first half of 1999. The rate increase in the current year resulted from anticipated higher taxable income for the full year of 2000 compared to 1999 and lower available tax credits.

     Net income was $3.9 million in the second quarter 2000 and $3.2 million in the second quarter 1999. For the first half of the year, net income was $6.1 million in 2000 and $5.7 million in 1999.

LEGAL PROCEEDINGS

     The Company is a defendant in proceedings in various state and federal courts by plaintiffs alleging that they have contracted chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the activity associated with CBD cases. The table includes two purported class action lawsuits which were filed during the first quarter of 2000 and involve eleven named plaintiffs.

                                                         QUARTER ENDED    QUARTER ENDED
                                                           JUNE 30,         MARCH 31,
                                                             2000              2000
                                                         -------------    --------------
Total cases pending....................................        48                46
Total plaintiffs.......................................       151               147
Number of claims (plaintiffs) filed during period......         4(8)              9(31)
Number of claims (plaintiffs) settled during period....         1(2)              0(0)
Aggregate settlements paid during period (dollars in
  thousands)...........................................      $180              $  0
Number of claims (plaintiffs) dismissed................         1(2)              0(3)

     Additional CBD claims may arise. Management believes the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of the Company's customers) face a lower burden of proof than do the Company's employees, but these cases are generally covered by insurance. The Company recorded a reserve for CBD litigation of $7.3 million at June 30, 2000 and $6.0 million at December 31, 1999. The Company also recorded a receivable of $4.9 million at March 31, 2000 and $3.9 million at December 31, 1999 from its insurance carriers as recoveries for insured claims.

     Although it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, the Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding the Company's reserves. An unfavorable outcome or settlement of a pending CBD case or additional adverse media coverage could encourage the commencement of additional similar litigation. The Company is unable to estimate its potential exposure to unasserted claims.

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases.

FINANCIAL POSITION

     Cash flow from operations was $17.1 million in the first half of 2000. Cash balances improved from $0.1 million at the end of 1999 to $5.5 million at the end of the second quarter 2000. Accounts receivable grew $16.7 million in the first six months of the year due to the record sales level and a slight increase in the days sales outstanding. While the accounts receivable balance has increased, bad debt write-offs have remained very minor. Inventories declined by $4.0 million in the first half of 2000. Alloy strip inventories in the domestic and international service centers have decreased during 2000 while in process inventories have increased. Accounts payable and other accruals have increased during 2000 as a result of the higher activity levels and to finance the higher receivable balance.

     Capital expenditures for property, plant and equipment and mine development were $6.6 million in the first six months of 2000. Approximately 55% of the capital spending in 2000 has been for the Metal Systems Group and 40% for the MEG. Major programs underway include infrastructure and safety improvements in Elmore, the Pure Tech bonding center and additional plating and bonding equipment at TMI.

     Total balance sheet debt of $74.7 million at the end of the second quarter represents a $2.3 million decline from December 31, 1999. Short-term debt declined $8.3 million while long-term debt increased $6.0 million thus far in 2000. Total debt remains $2.0 million higher than at the end of the second quarter 1999. Effective the end of the second quarter 2000, the Company amended its revolving credit agreement (the "revolver") and various other lines of credit with its bank group. Maximum borrowings under the revolver were increased to $65.0 million from

$55.0 million as a result of merging a $10.0 million multi-currency line into the revolver. Certain debt covenants that apply to the revolver, as well as to the operating lease that financed a portion of the alloy expansion project, were revised and new covenants were added. The revolver matures in July 2003.

     During the first quarter 2000, the Company entered into an off-balance sheet agreement with a bank to finance a portion of its copper-based inventories. As of the end of the second quarter, the Company had utilized $8.3 million of this facility.

     Two quarterly dividends were paid at $0.12 per share and totaled $3.9 million during the first six months of 2000.

     Cash flow from operations was $13.4 million in the first half of 1999. Accounts receivable increased by $10.8 million and inventories increased $6.1 million during the first six months of 1999. Capital expenditures were $6.1 million during this time period. Total balance sheet debt declined by $5.0 million in the first two quarters of 1999 while dividends paid were $3.9 million. Cash balances increased $0.7 million in the first half of 1999.

     Funds being generated by operations, plus the available borrowing capacity, are believed adequate to support operating requirements, capital expenditures, remediation projects and dividends. Excess cash, if any, is invested in money market or other high quality investments.

MARKET RISK DISCLOSURES

     For information on the Company's market risks, refer to page 34 of the annual report to shareholders for the year ended December 31, 1999.

                           PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

CBD CLAIMS

     There are claims pending in various state and federal courts against the Company by employees, former employees or surviving spouses and third party individuals alleging that they contracted chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During the second quarter of 2000, the number of CBD cases grew from 46 cases (involving 147 plaintiffs), as of March 31, 2000 to 48 cases (involving 151 plaintiffs) as of June 30, 2000. During the second quarter, one case involving two plaintiffs was voluntarily dismissed, and one case involving two plaintiffs was settled and dismissed.

     As of June 30, 2000, the Company had an aggregate of 29 CBD "employee cases" involving an aggregate of 29 employees, former employees or surviving spouses (in 20 of these cases, a spouse has also filed claims as part of their spouse's case). 17 of the other CBD cases involve third party individual plaintiffs, with 52 individuals or surviving spouses (and 33 spouses who have filed claims as part of their spouse's case and six children who have filed claims as part of their parent's case). In addition, there are two purported class actions involving eleven named plaintiffs. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do our employees, but these cases are generally covered by insurance.

OTHER CLAIMS

     The Company's Egbert subsidiary has been named as a defendant in a number of lawsuits alleging asbestos-induced illness, arising out of the conduct of a friction materials business whose operating assets Egbert sold in 1986. In each of the pending cases, Egbert is one of a large number of defendants named in the respective complaints. Egbert is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the Agreement, the insurers share some expenses of defense, and Egbert, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In each of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement under which a successor owner of the business is obligated. A number of cases of this type have been disposed of to date, some by voluntary dismissal, others by summary judgment, one by jury verdict of no liability, and still others upon payment of nominal amounts in settlement. There are at present 23 asbestos cases pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders for 2000 was held on May 2, 2000.

     (b) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote:

                                                   SHARES VOTED   SHARES VOTED    SHARES VOTED       SHARES
                                                      "FOR"        "AGAINST"      "ABSTAINING"     "NON-VOTED"
                                                   ------------   ------------   --------------    -----------
       Gordon D. Harnett.........................   15,219,862        -0-            154,478           -0-
       William P. Madar..........................   15,245,877        -0-            128,462           -0-
       David H. Hoag.............................   15,243,627        -0-            130,712           -0-

     The following directors continued their term of office after the meeting:
Joseph P. Keithley, William R. Robertson, John Sherwin, Jr., Albert C. Bersticker, Dr. Charles F. Brush, III, and David L. Burner. In addition, Robert
M. McInnes retired as a director effective May 2, 2000.

     (c) The reorganization of the Company's capital and corporate structure was ratified and approved by the following vote:

SHARES VOTED   SHARES VOTED    SHARES VOTED       SHARES
   "FOR"        "AGAINST"      "ABSTAINING"     "NON-VOTED"
------------   ------------   --------------   -------------
 11,183,168     2,043,678         330,821        1,816,673

     (d) The selection of Ernst & Young LLP as independent auditors for 2000 was ratified and approved by the following vote:

SHARES VOTED   SHARES VOTED    SHARES VOTED       SHARES
   "FOR"        "AGAINST"      "ABSTAINING"     "NON-VOTED"
------------   ------------   --------------   -------------
 15,238,199        83,048          53,092           -0-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     (4a) Credit agreement dated as of June 30, 2000 among Brush Wellman Inc. and Brush Engineered Materials Inc. as the borrowers and National City Bank acting for itself and as agent for certain other banking institutions as lenders.

     (10a) Consolidated Amendment No. 1 to Master Lease Agreement and Equipment Schedules dated as of June 30, 2000 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants.

     (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

     (27) Financial Data Schedule.

  (b) Reports on Form 8-K

     Brush Engineered Materials Inc. filed a report on Form 8-K on May 16, 2000 that included a copy of a press release announcing that the reorganization of the Company's capital and corporate structure had become effective on that date.

     Brush Wellman Inc. (predecessor issuer to Brush Engineered Materials Inc.) filed a report on Form 8-K on May 16, 2000 that detailed the change in control between Brush Wellman Inc. and Brush Engineered Materials Inc. This Form 8-K also announced the approval of Amendment No. 1, dated as of May 16, 2000, to the Rights Agreement, dated as of January 27, 1998, between the Brush Wellman Inc. and National City Bank, N.A.

     Brush Wellman Inc. (predecessor issuer to Brush Engineered Materials Inc.) filed a report on Form 8-K on May 9, 2000 that included a copy of a press release announcing the approval of the reorganization of the Company's capital and corporate structure.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH ENGINEERED MATERIALS INC.
Dated: August 14, 2000
                                          /s/ John D. Grampa
                                          --------------------------------------
                                          John D. Grampa
                                          Vice President Finance
                                          and Chief Financial Officer