Form 10-Q
period 2000-09-29
BRUSH ENGINEERED MATERIALS INC
filed 2000-11-13
CIK 1104657

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                          Commission file number 1-7006




                         BRUSH ENGINEERED MATERIALS INC.
               (Exact name of Registrant as specified in charter)

          Ohio                                               34-1919973
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                         44110
(Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code 216-486-4200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         As of November 3, 2000 there were 16,563,743 shares of Common Stock, no par value, outstanding.

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

The consolidated financial statements of Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) and its subsidiaries for the quarter ended September 29, 2000 are as follows:

         Consolidated Statements of Income -
                  Three and nine months ended September 29, 2000 and October 1, 1999

         Consolidated Balance Sheets -
                  September 29, 2000 and December 31, 1999

         Consolidated Statements of Cash Flows -
                  Nine months ended September 29, 2000 and October 1, 1999

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                             Third Quarter Ended             Nine Months Ended
                                                            Sep. 29,        Oct. 1,       Sep. 29,        Oct. 1,
(Dollars in thousands except share and per share amounts)     2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                               $    143,926    $    113,794    $    416,532    $    335,628
     Cost of sales                                           115,304          94,981         329,912         267,557
                                                        ------------    ------------    ------------    ------------
Gross Margin                                                  28,622          18,813          86,620          68,071
     Selling, administrative
      and general expenses                                    21,101          17,298          64,065          52,919
     Research and development expenses                         1,870           2,191           5,571           6,207
     Other-net                                                   (19)            259             314             287
                                                        ------------    ------------    ------------    ------------
Operating Profit                                               5,670            (935)         16,670           8,658
     Interest expense                                          1,227             913           3,407           2,697
                                                        ------------    ------------    ------------    ------------
Income before income taxes                                     4,443          (1,848)         13,263           5,961

     Income taxes                                                359          (1,296)          3,032             793
                                                        ------------    ------------    ------------    ------------
Net Income                                              $      4,084    $       (552)   $     10,231    $      5,168
                                                        ============    ============    ============    ============

Per Share of Common Stock:      Basic                   $       0.25    $      (0.03)   $       0.63    $       0.32

Weighted average number
     of common shares outstanding                         16,315,523      16,200,229      16,248,733      16,197,158


Per Share of Common Stock:      Diluted                 $       0.25    $      (0.03)   $       0.62    $       0.32

Weighted average number
     of common shares outstanding                         16,521,028      16,200,229      16,392,435      16,261,878


Cash dividends per common share                         $       0.12    $       0.12    $       0.36    $       0.36


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                       Sep. 29,         Dec. 31,
(Dollars in thousands)                                                   2000             1999
-------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                                            $  6,182        $     99
   Accounts receivable                                                   101,534          79,772
   Inventories                                                           108,448         110,570
   Prepaid expenses                                                        6,923           7,204
   Deferred income taxes                                                  27,837          26,610
                                                                 ----------------  --------------
        Total Current Assets                                             250,924         224,255

Other Assets                                                              31,613          33,213

Property, Plant and Equipment                                            448,690         440,234
   Less allowances for depreciation,
     depletion and impairment                                            280,699         269,296
                                                                 ----------------  --------------
                                                                         167,991         170,938

                                                                 ----------------  --------------
                                                                        $450,528        $428,406
                                                                 ================  ==============
Liabilities and Shareholders' Equity
Current Liabilities
   Short-term debt                                                      $ 21,814        $ 34,687
   Accounts payable                                                       33,315          27,731
   Other liabilities and accrued
     items                                                                35,052          29,869
   Dividends payable                                                       1,985           1,959
   Income taxes                                                            5,039           5,178
                                                                 ----------------  --------------
        Total Current Liabilities                                         97,205          99,424

Other Long-Term Liabilities                                               17,109          14,407
Retirement and Post-employment Benefits                                   39,603          39,430
Long-term Debt                                                            53,305          42,305

Deferred Income Taxes                                                     15,347          12,202

Shareholders' Equity                                                     227,959         220,638
                                                                 ----------------  --------------
                                                                        $450,528        $428,406
                                                                 ================  ==============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                            NINE MONTHS ENDING
                                                                                          SEP. 29,       OCT. 1,
(Dollars in thousands)                                                                      2000           1999
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 $10,231        $ 5,168
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization                                                  15,929         16,645
  Amortization of mine development                                                           1,661          4,408
  Decrease (Increase) in accounts receivable                                               (18,713)       (17,448)
  Decrease (Increase) in inventory                                                             993         (7,454)
  Decrease (Increase) in prepaid and other current assets                                      803         (2,665)
  Increase (Decrease) in accounts payable and accrued expenses                               6,478         19,459
  Increase (Decrease) in interest and taxes payable                                          1,682          2,251
  Increase (Decrease) in deferred income tax                                                  (136)         2,738
  Increase (Decrease) in other long-term liabilities                                         1,518           (541)
  Other - net                                                                                2,253          1,027
                                                                                      -------------  -------------
                                 NET CASH PROVIDED FROM OPERATING ACTIVITIES                22,699         23,588

Cash Flows from Investing Activities:
  Payments for purchase of property, plant and equipment                                   (13,030)       (11,556)
  Payments for mine development                                                               (308)          (261)
  Proceeds from (Payments for) other investments                                                 -            141
                                                                                      -------------  -------------
                     NET CASH USED IN INVESTING ACTIVITIES                                 (13,338)       (11,676)

Cash Flows from Financing Activities:
  Proceeds from issuance (repayment) of short-term debt                                    (11,331)       (13,271)
  Proceeds from  issuance of  long-term debt                                                23,000         17,200
  Repayment of  long-term debt                                                             (12,000)        (7,000)
  Issuance of Common Stock under stock option plans                                          3,175            171
  Purchase of Common Stock for treasury                                                          -              -
  Payments of dividends                                                                     (5,882)        (5,854)
                                                                                      -------------  -------------
                   NET CASH USED IN FINANCING ACTIVITIES                                    (3,038)        (8,754)
Effects of Exchange Rate Changes                                                              (240)           (36)
                                                                                      -------------  -------------
                                       NET CHANGE IN CASH AND CASH EQUIVALENTS               6,083          3,122
                              CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  99          1,938
                                                                                      -------------  -------------
                                    CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 6,182        $ 5,060
                                                                                      =============  =============


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(UNAUDITED)

NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 29, 2000 and December 31, 1999 and the results of operations for the nine months ended September 29, 2000 and October 1, 1999. Certain amounts in prior years have been reclassified to conform with the 2000 consolidated financial statement presentation.

NOTE B - INVENTORIES

                                                 SEP. 29,         DEC. 31,
(DOLLARS IN THOUSANDS)                             2000             1999
-----------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                       $ 15,777         $ 20,520
  In process                                         84,891           73,192
  Finished goods                                     32,729           39,634
                                               -------------    -------------
      Gross inventories                             133,397          133,346

Excess of average cost over LIFO
   Inventory value                                   24,949           22,776
                                               -------------    -------------
      Net inventories                              $108,448         $110,570
                                               =============    =============

NOTE C - COMPREHENSIVE INCOME

During the third quarter 2000 and 1999, comprehensive income amounted to $3,748,364 and $438,988 respectively. For September year-to-date 2000 and 1999, comprehensive income amounted to $10,231,141 and $5,171,335 respectively. The difference between net income and comprehensive income is the cumulative translation adjustment for the periods presented.

NOTE D - SEGMENT REPORTING

Selected financial data by business segment as prescribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for the third quarter 2000 and 1999 and for the first nine months of 2000 and 1999 are as follows:


                                                  METAL            MICRO-            TOTAL             ALL
                                                 SYSTEMS          ELECTRONICS      SEGMENTS           OTHER            TOTAL
                                             --------------    ---------------   -------------    -------------    --------------
(Dollars in thousands)
THIRD QUARTER 2000
---------------------------
Revenues from external customers                  $ 93,917         $ 48,498         $142,415         $  1,511          $143,926
Intersegment revenues                                   36              553              589                -               589
Segment profit (loss) before
  interest and taxes                                 9,033            3,613           12,646           (6,976)            5,670

THIRD QUARTER 1999
---------------------------
Revenues from external customers                    75,099           36,331          111,430            2,364           113,794
Intersegment revenues                                   67              287              354                -               354
Segment profit (loss) before
  interest and taxes                                  (740)           2,940            2,200           (3,135)             (935)

FIRST NINE MONTHS 2000
---------------------------
Revenues from external customers                  $280,181         $131,923         $412,104         $  4,428          $416,532
Intersegment revenues                                  245            1,076            1,324                -             1,324
Segment profit (loss) before
  interest and taxes                                25,361           10,214           35,575          (18,905)           16,670

FIRST NINE MONTHS 1999
---------------------------
Revenues from external customers                   228,537          100,857          329,394            6,234           335,628
Intersegment revenues                                  211            1,145            1,356                -             1,356
Segment profit (loss) before
  interest and taxes                                12,740            7,790           20,530          (11,872)            8,658

NOTE E - NEW PRONOUNCEMENTS

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

In June 1998, Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS 133, as amended, is effective for the Company beginning January 1, 2001. The statement requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at their fair values. FAS 133 provides criteria for designating derivatives as either fair value, cash flow or foreign currency hedges and establishes accounting standards for reporting the changes in fair value for each type of hedge. Adjustments to a derivative's fair value will be recorded on the balance sheet with the offsetting gain or loss recorded through net income or other comprehensive income as appropriate. The Company is exposed to foreign currency, interest rate and commodity price risks and uses derivative instruments to hedge those exposures. The Company is continuing its review of the provisions of FAS 133 and has not yet completed its assessment of the statement's impact on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Statements set forth in this document that are not historical in nature, including statements regarding the Company's or management's intentions, hopes, beliefs, expectations, projections, plans or predictions of the future, are forward-looking statements. The Company's actual future performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include demand for the Company's products in the markets the Company serves (especially as impacted by events in particular markets, including telecommunications, computer, automotive electronics, optical media and industrial components, or in particular geographic regions), the Company's success in implementing its strategic plans, the timely and successful completion of pending capital and remediation projects, tax rates, exchange rate fluctuations and the resolution of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS


                                                          Third Quarter                   First Nine Months
                                                     -------------------------         --------------------------
         (Millions, except per share data)             2000              1999             2000              1999
                                                       ----              ----             ----              ----
                  Sales                              $143.9            $113.8           $416.5            $335.6
                  Operating Profit(Loss)                5.7              (0.9)            16.7               8.7
                  Diluted E.P.S.                     $ 0.25            $(0.03)          $ 0.62            $ 0.32

Sales in the third quarter of 2000 and for the first nine months of 2000 established new record highs. Sales grew 26.5% in the current quarter and 24.1% year to date from the 1999 levels. Operating profit and diluted earnings per share also improved in the third quarter and first nine months of 2000 over last year. Sales and profits from both business groups - the Metal Systems Group and the Microelectronics Group - increased in the quarter and the first nine months of the year.


Metal Systems Group
-------------------

                                                 Third Quarter                    First Nine Months
                                            ----------------------              ---------------------
         (Millions)                         2000              1999              2000             1999
                                            ----              ----              ----             ----

         Sales                              $93.9             $75.1             $280.2           $228.5
         Operating Profit(Loss)               9.0              (0.7)              25.4             12.7


The Metal Systems Group consists of Alloy Products, Engineered Materials Systems and Beryllium Products. Group sales grew $18.8 million in the third quarter 2000 over third quarter 1999, a 25.1% improvement. September 2000 year-to-date sales have grown $51.7 million, or 22.7%, over the previous year. The following chart highlights individual business unit sales as a percent of the total Metal Systems Group sales:


                                                          Third Quarter                    First Nine Months
                                                     -----------------------            --------------------
                                                     2000              1999             2000              1999
                                                     ----              ----             ----              ----
         Percent of Segment Sales:
              Alloy Products                          70%               73%              71%               72%
              Engineered Material Systems             23                21               23                20
              Beryllium Products                       7                 6                6                 8

Alloy sales increased 20% in the third quarter of 2000 over the third quarter of 1999 while year-to-date sales have increased 22% in 2000. Sales from both of Alloy's two major families of products - strip products and bulk products - were higher in the current quarter and for the year as compared to 1999. Demand for strip products from the telecommunications, computer and automotive electronic market has remained strong throughout the current year. Production supply from the recently expanded strip mill in Elmore, Ohio, while improved over last year's levels, has not been able to keep pace with the growing demand. Pounds shipped directly from Elmore to customers or to the Company's service centers without further finishing at the Reading, Pennsylvania facility continued to increase during the third quarter of 2000, thereby adding to the overall capacity of the supply chain. However, equipment reliability issues adversely affected production output in the latter part of the third quarter of 2000 and these issues continued into the early part of the fourth quarter. Strip pounds sold increased for the fifth consecutive quarter and the growth rate in pounds sold is higher than the growth rate in the sales value. Strip finished goods inventories declined significantly in the first half of 2000 and increased very modestly in the third quarter of 2000.

The sales improvement in Alloy bulk products in 2000 resulted from increased demand from the oil and gas and the undersea communication markets. Bulk products are a family of alloys, primarily copper-beryllium, manufactured in rod, bar, tube, billet and other forms. Additional markets served by bulk products include plastic tooling, aerospace and welding. Sales of non-beryllium containing alloys from the Company's Lorain, Ohio facility have not grown appreciably.

Sales from Engineered Materials Systems improved 34% in the third quarter of 2000 and 36% in the first nine months of 2000 over the respective periods in 1999. These products are manufactured and sold by Technical Materials Inc.
(TMI), a wholly owned subsidiary of the Company. TMI's sales and profits are on pace to establish annual record highs in 2000. Major markets served by TMI include telecommunications, automotive electronics and computer. A portion of TMI's sales growth has resulted from the on-going expansion of its plating operations. The over-all incoming order rate for Engineered Material System products remains strong.

Sales of Beryllium Products were 42% higher in the third quarter 2000 than in the third quarter 1999. Year-to-date sales of these products were unchanged from 1999. Sales in the first half of 2000 had been depressed by slow-downs in government defense spending and an automotive application that had reached the end of its product life cycle. The order entry trend was positive in the third quarter of 2000, particularly for long leadtime defense-related beryllium metal products. Although sales grew in the third quarter compared to the first two quarters of 2000, constraints within manufacturing operations may impact the Company's ability to quickly respond to the increased order level.

Gross margin on Metal Systems sales increased by $9.8 million in the third quarter 2000 over the third quarter 1999. For the year, the gross margin increased $14.1 million on the strength of the higher sales. As a percent of sales, the margin was higher in the third quarter of 2000 than in the third quarter of 1999 and down slightly on a year-to-date basis. The recently implemented price increase on selective Alloy products had a minor favorable impact on margins in the third quarter. Disruptions due to equipment reliability issues and/or manufacturing up time at the Elmore facility have caused product flow and related quality issues for Alloy Products and, to a lesser extent, Beryllium Products, in 2000. Total manufacturing fixed overhead costs were unchanged in the third quarter 2000 compared to the third quarter 1999 as current quarter higher cost increases were offset by the cost of the expanded focused start-up effort for the Elmore strip mill incurred in the third quarter of 1999. For the year, fixed overhead costs have increased $6.4 million over 1999. The European currencies were weaker relative to the U.S. dollar in 2000 as compared to 1999, while the yen was slightly stronger. The resulting translation effect on Metal System's sales and margins was an unfavorable $1.2 million in the third quarter 2000 and $2.5 million for the first nine months of 2000 as compared to the respective periods in 1999. The weakness in the European currencies continued into the early part of the fourth quarter of 2000.

The total selling, administrative and general expenses and other-net expenses for Metal Systems only increased $0.1 million in the third quarter 2000 compared to the prior year while the year-to-date expenses increased $1.4 million. As a result, the group's operating profit of $9.0 million in the third quarter of 2000 represents a $9.7 million improvement over the operating loss generated in the third quarter of 1999. For the first nine months of 2000, operating profit of $25.5 million was approximately double the profit earned in the comparable period in 1999.

Microelectronics Group
----------------------


                                                Third Quarter                     First Nine Months
                                            ----------------------              ---------------------
         (Millions)                         2000              1999              2000             1999
                                            ----              ----              ----             ----
                                                                               >C>
         Sales                              $48.5             $36.3             $131.9           $100.9
         Operating Profit                     3.6               2.9               10.2              7.8


The Microelectronics Group (MEG) consists of Williams Advance Materials, Inc. and Electronic Products. As the above chart indicates, MEG sales increased 34% in the third quarter 2000 and 31% in the first nine months of 2000 over the respective periods in the prior year. The following chart highlights business unit sales as a percent of the total MEG sales:


                                                 Third Quarter                    First Nine Months
                                            -----------------------            -----------------------
                                            2000              1999             2000              1999
                                            ----              ----             ----              ----
         Percent of Segment Sales:
              WAM                             78%               78%             76%              77%
              Electronic Products             22                22              24               23

Sales from Williams Advanced Materials, Inc. (WAM), a wholly owned subsidiary of the Company, continued to grow, improving 33% for the quarter and 30% for the year. WAM produces a wide variety of precious and non-precious metal products used in the optical media and the wireless, photonic and other sectors of the microelectronics markets. Major applications for WAM's products include the reflective coating on DVD, CD-R, and CD-RW discs. In addition, WAM provides precious metal refining services to its customers, while also using the refinery as a cost-effective means of recycling internally generated scrap. Precious metal prices typically are passed through to the customer and, as a result, approximately $6.7 million of WAM's year-to-date sales increase is due to higher metal prices. Revenues from Pure Tech, a wholly owned subsidiary of WAM, improved once again as a result of new application development, including fiber optic applications. Pure Tech's order entry trend remains robust.

Electronic Products sales increased 37% in the third quarter of 2000 and 33% in the first nine months of 2000 compared to the same periods a year ago. This unit manufactures beryllia ceramic products, direct bond copper products, powder metal products and thick film circuits used in the telecommunications, defense and automotive markets. Sales of all four product families were higher in the first nine months of the current year than last year. Demand for beryllia ceramic products may slow down in the upcoming quarters due to an application that has been discontinued.

The MEG gross margin improved by $1.5 million in the third quarter of 2000 from the third quarter of 1999, while the year-to-date margin increased $6.4 million. The gross margin as a percent of sales was lower in 2000 than 1999 due in part to the higher metal price pass through effect. Fixed manufacturing overhead expenses were $0.6 million higher in the third quarter of 2000 and $2.2 million higher in the first nine months of 2000 as a result of an increased level of activity and unfavorable inventory valuation adjustments. Product mix was unfavorable in the third quarter of 2000 compared to the third quarter of last year.

The total selling, administrative and general expenses and other-net expense for the MEG were $0.8 million higher in the third quarter of 2000 than the third quarter of 1999 while the year-to-date expenses were $2.9 million higher in the current year. Operating profit in the third quarter of 2000 was $3.6 million compared to $2.9 million in the third quarter of 1999. Year-to-date operating profit of $10.2 million represents a 31.0% improvement over profits in 1999.

CONSOLIDATED

Total sales, including sales from operations not part of Metal Systems or MEG, were $143.9 million in the third quarter of 2000 compared to $113.8 million in the third quarter of 1999. September year-to-date sales were $416.5 million in 2000 and $335.6 million in 1999. International sales were $35.5 million in the third quarter of 2000, up $1.2 million from the third quarter last year. International sales totaled $111.9 million, or 27% of sales, in the first three quarters of 2000 and $102.3 million, or 31% of sales, in the same time period last year. International sales include sales from the Company's subsidiaries in Europe and Asia as well as direct exports from the Company's U.S. operations.

Total gross margin improved to $28.6 million in the third quarter of 2000 from $18.8 million in the comparable period last year. The gross margin also improved as a percent of sales to 19.9% in the third quarter of 2000 from 16.5% in the third quarter of 1999. The year-to-date gross margin was $86.6 million, or 20.8% of sales, in 2000, versus $68.1 million, or 20.3% of sales, in 1999.

Selling, administrative and general (SA&G) expenses were $21.1 million in the third quarter of 2000 compared to $17.3 million in the third quarter of 1999. As a percent of sales, SA&G declined to 14.7% in the third quarter of 2000 from 15.2% in the third quarter of 1999. For the first nine months of 2000, SA&G expenses were $64.1 million, or 15.4% of sales, compared to $52.9 million, or 15.8% of sales, in the first nine months of 1999. Selling and marketing expenses from both the Metal Systems Group and the MEG continue to be higher in 2000 than 1999 in order to support the increased sales volumes and as a result of expanded market development activities. Legal and administrative costs associated with pending litigation matters and for research and other costs related to chronic beryllium disease were also higher in both the third quarter and first nine months of 2000 than they were in the comparable periods of 1999. However, these costs were lower in the third quarter 2000 than they were in either of the first two quarters of 2000. SA&G expenses were also higher in the third quarter and first nine months of 2000 than in 1999 as a result of the legal and administrative costs incurred to implement the previously announced corporate reorganization. Incentive compensation expense was higher in 2000 than 1999 due to the increased level of profitability.

Research and development (R&D) expenses were $1.9 million in the third quarter of 2000, a slight decline from the $2.2 million incurred in the third quarter of 1999. For the first nine months, R&D expenses were $5.6 million (1.3% of sales) in 2000 and $6.2 million (1.8% of sales) in 1999. The lower expense in the current year was a result of a planned reduction in efforts supporting Beryllium Products and Alloy Products. It is also reflective of a minor re-direction of R&D resources to support Alloy strip manufacturing efforts in Elmore during 2000.

Other-net income was less than $0.1 million in the third quarter of 2000 compared to an expense of $0.3 million in the third quarter of 1999. Other-net expense was $0.3 million for the first nine months of both 2000 and 1999. Other-net includes precious and non-precious metal consignment fees, foreign currency exchange gains and losses, bad debt expenses, cash discounts, amortization of intangible assets and other miscellaneous non-operating items. The consignment fee was unchanged in the third quarter 2000 from the third quarter 1999 but was higher on a year-to-date basis in 2000 as a result of increased prices and rates. Exchange gains are higher in 2000 than in 1999 offsetting a portion of the unfavorable translation effect at the margin line.

Operating profit was $5.7 million in the third quarter of 2000 compared to an operating loss of $0.9 million in the third quarter of 1999. For the first nine months, operating profit was $16.7 million in 2000 and $8.7 million in 1999. The higher profits in 2000 resulted from the margin earned on the increased sales less the additional SA&G expenses.

Interest expense was $1.2 million in the third quarter of 2000 versus $0.9 million in the third quarter of 1999. For the first three quarters of 2000, interest expense was $3.4 million compared to $2.7 million in the first three quarters of 1999. The average outstanding debt was higher in 2000 than the previous year as was the average borrowing rate. Interest capitalized associated with long-term capital projects increased $0.1 million in 2000 over 1999, but remained at a fairly minor level.

Income before income taxes was $4.4 million in the third quarter of 2000, an improvement of $6.3 million over the loss before income taxes generated in the third quarter of 1999. Income before income taxes was $13.3 million for the first three quarters of 2000 and $6.0 million for the first three quarters of 1999.

Income taxes were applied at a rate of 8.1% of the income before income taxes in the third quarter of 2000 and 22.9% of income before income taxes for the first three quarters of 2000. An effective tax rate of 13.3% was used for the first three quarters of 1999. The lower tax rate used in the third quarter 2000 resulted from the reversal of a valuation allowance on a foreign net operating loss and recognition of tax benefits associated with higher actual and projected profits from certain foreign operations. The effective tax rate was reduced in the third quarter 1999 from the rate used earlier in that year due to lower anticipated pre-tax earnings for the year and the identification and realization of certain credits not previously contemplated in the effective rate.

Net income was $4.1 million in the third quarter 2000 compared to a net loss of $0.6 million in the third quarter 1999. For the first nine months, net income was $10.2 million in 2000 and $5.2 million in 1999. Diluted earnings per share of $0.25 for the quarter and $0.62 year-to-date were a marked improvement over the loss of $0.03 in the third quarter of 1999 and the $0.32 earned in the first nine months of last year.

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

The following table summarizes the activity associated with CBD cases. The table includes one purported class action lawsuit which was filed during the first quarter of 2000 and involves seven named plaintiffs.


                                                             Quarter Ended     Quarter Ended
                                                             Sep. 29, 2000      Jun. 30, 2000
                                                             -------------      -------------

Total cases pending.........................................       60                 48

Total plaintiffs............................................      168                151

Number of claims (plaintiffs) filed during period...........       13(21)              4(8)

Number of claims (plaintiffs) settled during period.........        0(0)               1(2)

Aggregate settlements paid during period (dollars in
    thousands)..............................................       $0               $180

Number of claims (plaintiffs) dismissed.....................        1(4)               1(2)


Additional CBD claims may arise. Management believes the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of the Company's customers) face a lower burden of proof than do the Company's employees, but these cases are generally covered by insurance. The Company recorded a reserve for CBD litigation of $8.7 million at September 29, 2000 and $6.0 million at December 31, 1999. The Company also recorded a receivable of $5.4 million at September 29, 2000 and $3.9 million at December 31, 1999 from its insurance carriers as recoveries for insured claims.

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

Standards for exposure to beryllium are under review by governmental agencies, including the United States Occupational Safety and Health Administration, and by private standard setting organizations. One result of these reviews might be more stringent worker safety standards. More stringent standards, as well as other factors such as the adoption of beryllium disease compensation programs and publicity related to these reviews may also affect buying decisions by the users of beryllium containing products. If the standards are made more stringent or the Company's customers decide to reduce their use of beryllium containing products, the Company's operating results, liquidity and capital resources could be materially adversely affected. The extent of the adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.

FINANCIAL POSITION

Cash flow from operations was $22.7 million in the first nine months of 2000. Cash balances increased to $6.2 million at the end of the third quarter 2000 from $0.1 million at the end of 1999.

Accounts receivable grew $21.8 million during the first nine months of 2000. The growth is a function of the record sales volumes as well as an increase in the days sales outstanding. Accounts written off as bad debts remained minor. Inventories declined by $2.1 million in the first three quarters of 2000. During the first quarter of 2000, the Company entered into an off-balance sheet agreement with a bank to finance a portion of its copper-based inventories. As of the end of the third quarter, the Company had utilized $8.3 million of this facility. Absent this agreement, total inventories on the balance sheet would have increased by $6.1 million. Approximately 60% of the FIFO inventory value supports Alloy products. During 2000, Alloy work-in-process inventories have climbed while finished goods have declined. Accounts payable and other accruals increased in 2000 due to the higher level of activity and to finance a portion of the receivable growth.

Capital expenditures for property, plant and equipment and mine development were $13.3 million in the first nine months of 2000. Approximately 60% of the expenditures in 2000 have been for the Metal Systems Group and 34% for the MEG. Major projects currently underway include additional plating and welding equipment at TMI, a new bonding center for Pure Tech and a new furnace for strip manufacturing in Reading, Pennsylvania.

Total balance sheet debt at the end of the third quarter 2000 stood at $75.1 million, a $1.9 million decrease from December 31, 1999. Short-term debt declined $12.9 million and long-term debt increased $11.0 million during the first nine months of 2000. Effective the end of the second quarter of 2000, the Company amended its revolving credit agreement (the "revolver")
and various other lines of credit with its bank group. Maximum borrowings under the revolver were increased to $65.0 million from $55.0 million as a result of merging a $10.0 million multi-currency line into the facility. Certain restrictive covenants that apply to the revolver, as well as to the operating lease that financed a portion of the alloy expansion project, were revised and new restrictive covenants were added. The revolver matures in July 2003.

Proceeds from issuance of Common Stock under stock option plans totaled $3.2 million in the first nine months of 2000. Three quarterly dividends totaling $5.9 million have been paid thus far in 2000. The quarterly dividend per share of $0.12 remained unchanged from 1999.

Cash flow from operations was $23.6 million during the first nine months of 1999. Accounts receivable increased $17.8 million while inventories increased $7.3 million. These increases were generally offset by changes in other elements of working capital. Capital expenditures, including the implementation of new information technology systems which were installed in part to avert Year 2000 compatibility issues, totaled $11.8 million in the first three quarters of 1999. Total debt decreased by $2.2 million during this time period. There were no purchases of Company Stock and proceeds from issuance of stock under option plans totaled $0.2 million.

Funds being generated by operations, plus the available borrowing capacity, are believed to be adequate to support operating requirements, capital expenditures, remediation projects and dividends. Excess cash, if any, is invested in money market or other high-quality investments.

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

         During the third quarter of 2000, the number of CBD cases grew from 48 cases (involving 151 plaintiffs), as of June 30, 2000 to 60 cases (involving 168 plaintiffs) as of September 30, 2000. During the third quarter, one purported class action involving four named plaintiffs was dismissed.

         As of September 30, 2000, the Company had an aggregate of 34 CBD "employee cases" involving an aggregate of 34 employees, former employees or surviving spouses (in 21 of these cases, a spouse has also filed claims as part of their spouse's case). 25 of the other CBD cases involve third party individual plaintiffs, with 60 individuals or surviving spouses (and 40 spouses who have filed claims as part of their spouse's case and six children who have filed claims as part of their parent's case). In addition, there is one purported class action involving seven named plaintiffs. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do our employees, but these cases are generally covered by insurance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     (10) Form of Agreement Relating to Restricted Shares entered into by the Company and Mr. Gordon D. Harnett dated September 1, 2000.

     (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

     (27)   Financial Data Schedule.

   (b)      Reports on Form 8-K

       There have been no reports on Form 8-K during the quarter ended September 29, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            BRUSH ENGINEERED MATERIALS INC.



Dated:   November 13, 2000



                                            /s/ John D. Grampa
                                            ---------------------------
                                            John D. Grampa
                                            Vice President Finance
                                            and Chief Financial Officer