Form 10-K
period 2000-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2001-03-29
CIK 1104657

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                   -----------   ----------------

                         Commission file number 1-7006
                        BRUSH ENGINEERED MATERIALS INC.
               (Exact name of Registrant as specified in charter)

                    OHIO                                            34-1919973
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

  17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                             44110
  (Address of principal executive offices)                          (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  216-486-4200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
     Common Stock, no par value           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 9, 2001 was approximately $351,774,927.

     As of March 9, 2001, there were 16,539,756 shares of Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 1, 2001 are incorporated by reference into Part III.

                                     PART I

     Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, computers, automotive electronics and optical media, or in particular geographic regions), the Company's success in implementing its strategic plans, the timely and successful completion of pending capital expansion projects, changes in government regulatory requirements, the enactment of new legislation that impacts the Company's obligations and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

ITEM 1.  BUSINESS

     Brush Engineered Materials Inc., through its wholly-owned subsidiaries, is a leading manufacturer of high performance engineered materials serving the fast-growing global telecommunications, computer, automotive electronics, industrial components and optical media markets. As of December 31, 2000 the Company had 2,500 employees.

     Brush Engineered Materials Inc.'s largest subsidiary, Brush Wellman Inc., is the only fully-integrated producer of beryllium, beryllium alloys and beryllia ceramic in the world. Other subsidiaries include Technical Materials, Inc. (TMI), which produces engineered material systems including clad metals, plated metal, electron beam welded, solder plated and reflow materials, Williams Advanced Materials Inc. (WAM), manufacturer of precious metal and specialty alloy products, and Zentrix Technologies Inc. (Zentrix), which produces electronic packaging, circuitry and powder metal products. Beyond its manufacturing capabilities, Zentrix markets and distributes beryllia ceramics for Brush Ceramic Products Inc.

     A new organizational and capital structure, approved by the shareholders in May 2000, was completed in January of 2001. The new organizational structure better reflects the way the Company is managed today and will operate in the future. In addition, the businesses are better positioned to capture the benefits of their individual growth opportunities unencumbered by the financial, economic and operating risks of other regions or businesses.

     Under this new structure, the Company's subsidiaries continue to be organized under two reportable segments: the Metal Systems Group and the Microelectronics Group. The Metal Systems Group includes Brush Wellman Inc. (Alloy Products and Beryllium Products) and TMI. The Microelectronics Group includes WAM, Zentrix and Brush Ceramic Products Inc. Portions of Brush International, Inc. are included in both segments. Corporate and certain unallocated costs, non-operating items of other income and expense, and revenues and related costs from one manufacturing facility are included in All Other. As of December 31, 2000 the All Other group had 193 employees.

METAL SYSTEMS GROUP

     The Metal Systems Group is comprised of Alloy Products (primarily copper beryllium), Beryllium Products and TMI. In 2000, 67% of the Company's sales were from this segment (67% in 1999 and 72% in 1998). As of December 31, 2000 the Metal Systems Group had 1,638 employees.

     Alloy Products are metallurgically tailored to meet specific customer performance requirements. Copper beryllium alloys exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in computers, telecommunications, automotive electronics, aerospace, oil exploration, undersea fiber optic cables, and plastic mold tooling.

     Beryllium Products include beryllium, AlBeMet(R), AlBeCast(R) and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater and its weight is much less than other engineered structural materials such as aluminum, titanium and steel.

Beryllium is extracted from both bertrandite and imported beryl ore. The Company holds extensive mineral rights and mines the bertrandite in central Utah. Beryllium products are used in a variety of high-performance applications, primarily, but not exclusively, in defense and aerospace markets.

     The Company sells beryllium-containing products throughout the world through a direct sales organization and through Company owned and independent distribution centers. NGK Metals Corporation of Reading, Pennsylvania and NGK Insulators, Ltd. of Nagoya, Japan are the only major direct competitors in the beryllium alloys field. Beryllium alloys also compete with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. While the Company is the only domestic producer of the metal beryllium, it competes with other fabricators as well as with designs utilizing other materials.

     TMI manufactures engineered material systems which are combinations of precious and non-precious metals in continuous strip form, and are used in complex electronic and electrical components in telecommunications systems, automobiles and computers. Divisions of Cookson, Metallon and several European manufacturers are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches. TMI's products are sold directly and through its sales representatives.

METAL SYSTEMS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2000, 1999 and 1998 was $140,246,000, $91,844,000 and $81,199,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders for this segment at December 31, 2000 will be filled during 2001.

     Sales are made to approximately 3,400 customers. Government sales, principally subcontracts, accounted for about 2.3% of Metal Systems Group sales in 2000 as compared to 2.0% in 1999 and 2.4% in 1998. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 33% of Metal Systems Group sales in 2000, 34% in 1999 and 35% in 1998. Other segment reporting and geographic information set forth on page 41 in Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

METAL SYSTEMS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $5,543,000 in 2000, $6,799,000 in 1999 and $6,628,000 in
1998. A staff of 34 scientists, engineers and technicians was employed in this effort during 2000. Some research and development projects were externally sponsored. Expenditures related to those externally sponsored projects were not material in 2000, 1999 and 1998 and are excluded from the above totals.

MICROELECTRONICS GROUP

     The Microelectronics Group is comprised of WAM, Zentrix and Brush Ceramic Products Inc. In 2000, 32% of the Company's sales were from this segment (31% in 1999 and 26% in 1998). As of December 31, 2000 the Microelectronics Group had 669 employees.

     WAM manufactures and fabricates precious metal and specialty metal products for the hybrid microelectronics, semiconductors, optical media, electron tube, magnetic head including MR and GMR materials, crystal, aerospace, and performance film industries. WAM's major product lines include vapor deposition materials, high-temperature braze materials, clad and precious metal preforms, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

     WAM's principal competition includes companies such as Sumitomo Metals, Praxair, Engelhard, Honeywell and a number of smaller regional or national suppliers. WAM's products are sold directly from

WAM's facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York and Singapore as well as through direct sales offices and independent sales representatives throughout the world.

     Zentrix produces electronic packaging, circuitry and powder metal products. Zentrix also markets and distributes beryllia ceramics for Brush Ceramic Products Inc. These products are used in wireless communications, automotive, medical and aerospace applications. CBL Ltd. is a competitor in beryllia ceramic. Other competitive materials include alumina, aluminum nitride and composites.

MICROELECTRONICS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2000, 1999 and 1998 was $31,225,000, $20,283,000 and $11,606,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that, based on recent experience, substantially all of its backlog of orders for this segment at December 31, 2000 will be filled during 2001.

     Sales are made to approximately 1,200 customers. Government sales, principally subcontracts, accounted for less than 0.1% of Microelectronics Group sales in 2000, 1999 and 1998. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 15% of Microelectronics Group sales in 2000, 23% in 1999 and 25% in 1998. Other segment reporting and geographic information set forth on page 41 in Note N to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

MICROELECTRONICS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1,894,000 in 2000, $1,707,000 in 1999 and $2,037,000 in
1998. A staff of 15 scientists, engineers and technicians was employed in this effort during 2000.

GENERAL

AVAILABILITY OF RAW MATERIALS

     Beryllium-containing products account for over 50% of the Company's sales. Beryllium is extracted from imported beryl ore and from bertrandite mined from the Company's Utah properties (ore reserve data in Management's Discussion and Analysis on page 20 of the Company's annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference). The Company also purchases scrap beryllium materials from customers and beryllium containing materials from government agencies and other suppliers. Other important raw materials used by the Company include copper, gold, silver, nickel, aluminum, platinum and palladium. The availability of these and other raw materials used is adequate and generally not dependent upon any one supplier. Certain items are supplied by a preferred source, but alternatives are believed readily available.

PATENTS AND LICENSES

     The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's businesses are not materially dependent on any one patent or license or on the patents and licenses as a group.

REGULATORY MATTERS

     The Company is subject to a variety of laws including those which regulate the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in the Company's manufacturing processes. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first established by the Atomic Energy

Commission over forty years ago, were, in general, substantially adopted by the United States Environmental Protection Agency (the "U.S. EPA") and the Occupational Safety and Health Administration ("OSHA"). The Government has continued to review these standards, and governmental agencies continue to debate their adequacy. The Department of Energy has proposed chronic beryllium disease preventive regulation for occupational exposure to beryllium at Department of Energy facilities. The Company currently is the subject of newspaper articles concerning the beryllium industry and chronic beryllium disease. These articles, and others similar to them, may exacerbate the regulatory environment in which the Company operates.

ITEM 2.  PROPERTIES

     The material properties of the Company, all of which are owned in fee except as otherwise indicated, are as follows:

MANUFACTURING FACILITIES

     BREWSTER, NEW YORK -- A 35,000 square foot facility on a 6.0 acre site for manufacturing services relating to non-precious metals.

     BUFFALO, NEW YORK -- A complex of approximately 97,000 square feet on a 3.8 acre site providing facilities for manufacturing, refining and laboratory services relating to high purity precious metals.

     DELTA, UTAH -- An ore extraction plant consisting of 86,000 square feet of buildings and large outdoor facilities situated on a two square mile site. This plant extracts beryllium from bertrandite ore from the Company's mines as well as from imported beryl ore.

     ELMORE, OHIO -- A complex containing approximately 856,000 square feet of building space on a 439 acre plant site. This facility employs diverse chemical, metallurgical and metalworking processes in the production of beryllium, beryllium oxide, beryllium alloys and related products. Beryllium ore concentrate from the Delta, Utah plant is used in all beryllium-containing products.

     FREMONT, CALIFORNIA -- A 16,800 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures.

     JUAB COUNTY, UTAH -- The Company holds extensive mineral rights in Juab County, Utah from which the beryllium bearing ore, bertrandite, is mined by the open pit method. A substantial portion of these rights is held under lease. Ore reserve data set forth on page 20 in the annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

     LINCOLN, RHODE ISLAND -- A manufacturing facility consisting of 124,000 square feet located on seven and one-half acres. This facility produces reel-to-reel strip metal products which combine precious and non-precious metals in continuous strip form and related metal systems products.

     LORAIN, OHIO -- A manufacturing facility consisting of 55,000 square feet located on 15 acres. This facility produces metal alloys in electronic induction furnaces which are continually cast into bar stock and heat treated.

     NEWBURYPORT, MASSACHUSETTS -- A 30,000 square foot manufacturing facility on a four acre site that produces alumina, beryllia ceramic and direct bond copper products.

     OCEANSIDE, CALIFORNIA -- Two leased facilities totaling 20,200 square feet on 1.25 acres of leased land. Over three-quarters of these facilities are comprised of clean rooms which meet Mil.Std. 209D requirements for the production of thick-film circuits and other complex circuits.

     SHOEMAKERSVILLE (READING), PENNSYLVANIA -- A 123,000 square foot plant on a ten acre site that produces thin precision strips of beryllium copper and other alloys and beryllium copper rod and wire.

     TUCSON, ARIZONA -- A complex containing approximately 63,000 square feet of building space on a ten acre site for the production of beryllium oxide ceramic substrates and copper/tungsten heatsinks for use in electronic applications.

     WHEATFIELD, NEW YORK -- A 29,000 square foot facility on a 10.2 acre site for manufacturing services relating to braze material and specialty alloys.

RESEARCH FACILITIES AND ADMINISTRATIVE OFFICES

     CLEVELAND, OHIO -- A structure containing 110,000 square feet on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

SERVICE AND DISTRIBUTION CENTERS

     ELMHURST, ILLINOIS -- A 28,500 square foot leased facility principally for distribution of beryllium alloys.

     FAIRFIELD, NEW JERSEY -- A 24,500 square foot leased facility principally for distribution of beryllium alloys.

     FUKAYA, JAPAN -- A 35,500 square foot facility on 1.8 acres of land in Saitama Prefecture principally for distribution of beryllium alloys.

     SINGAPORE -- A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

     STUTTGART, WEST GERMANY -- A 24,750 square foot leased facility principally for distribution of beryllium alloys.

     THEALE (READING), ENGLAND -- A 19,700 square foot leased facility principally for distribution of beryllium alloys.

     TORRANCE, CALIFORNIA -- A 20,000 square foot leased facility principally for distribution of beryllium alloys.

     WARREN, MICHIGAN -- A 34,500 square foot leased facility principally for distribution of beryllium alloys.

     Production capacity, except in the case of Alloy Products, is believed to be adequate to fill the Company's backlog of orders and to meet the current level of demand. In May 1996, the Board of Directors approved a plan for a major expansion and upgrading of alloy casting and strip capabilities involving the investment of $117 million at the Company's Elmore, Ohio facility. The purpose of this investment is to increase alloy casting and strip production capacity, reduce production costs, improve quality, reduce delivery lead times, and improve working capital utilization. The plant became fully operational during 1999. However, demand for strip products has outpaced the ramp-up of the mill equipment. Production output improved substantially during 2000, and the Company anticipates that output should continue to improve in 2001. The ability to fill the current backlog will be dependent upon achieving strip capacity ramp-up targets and the rate of growth in the Company's major markets for 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject, from time to time, to a variety of civil and administrative proceedings arising out of their normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

CBD CLAIMS

     There are claims pending in various state and federal courts against Brush Wellman, one of the Company's subsidiaries, by its employees, former employees or surviving spouses and third party individuals alleging that they contracted, or have been placed at risk of contracting, chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During 2000, the number of CBD cases grew from 37 (involving 119 plaintiffs), as of December 31, 1999, to 71 cases (involving 192 plaintiffs), as of December 31, 2000. During 2000, an aggregate of two cases involving five plaintiffs were settled; however, the Company is awaiting final court dismissal on one of those cases. One case involving two plaintiffs was voluntarily dismissed by the plaintiffs. The courts granted favorable summary judgments in two cases, which have been appealed by the plaintiffs. One purported class action involving four named plaintiffs was dismissed; the time for filing an appeal has passed. No other cases were dismissed in 2000.

     The 71 pending CBD cases fall into three categories: 38 "employee cases" involving an aggregate of 38 Brush Wellman employees, former employees or surviving spouses (in 23 of these cases, a spouse has also filed claims as part of his or her spouse's case); 30 cases involving third party individual plaintiffs, with 65 individuals (and 44 spouses who have filed claims as part of their spouse's case, and six children who have filed claims as part of their parent's case); and three purported class actions, involving 14 individuals (and two spouses who have filed claims as part of their spouse's case), as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance, at least partially.

     In the three purported class actions that are pending against Brush Wellman, the named plaintiffs allege that past exposure to beryllium has increased their risk of contracting CBD, though most of them do not claim to have actually contracted it. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure and, in some cases, also seek compensatory and punitive damages.

     One of the three purported class actions pending against Brush Wellman was brought by named plaintiffs on behalf of tradesmen who worked in one of Brush Wellman's facilities as employees of independent contractors. The two others were brought on behalf of current and former employees of Brush Wellman's present and former customers and vendors.

     A fourth purported class action, brought against Brush Wellman by named plaintiffs on behalf of current and former employees of Brush Wellman's present and former customers, was dismissed during the third quarter. That dismissal became final during the fourth quarter. The allegations made and the relief sought by the named plaintiffs in that case were similar to the allegations made and the relief sought in the purported class actions that are still pending.

     From January 1, 2001 to March 28, 2001, four additional CBD claims were served on Brush Wellman. Three claims are employee cases, and the other claim is a third party case. In all of these cases, the plaintiffs generally assert the same types of claims and seek the same damages under the same theories as discussed above for the year ended December 31, 2000.

ENVIRONMENTAL CLAIMS

     Brush Wellman was identified as one of the Potentially Responsible Persons (the "PRPs") under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA") at the Spectron Superfund Site in Elkton, Maryland. It reached a settlement with the U.S. Environmental Protection Agency (the "U.S. EPA") resolving its liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991. The cost of compliance with the terms of these Orders is approximately $8,480,000, of which Brush Wellman's proportionate share is $20,461. On September 29, 1995, the U.S. EPA sent a "Special Notice for Negotiations for Remedial Investigation/Feasibility Study" to approximately 700 PRPs, including Brush Wellman. The U.S. EPA estimates that the final remedy for the Elkton Site will cost in the aggregate approximately $45 million. In October 1995, the terms of several proposed de minimis settlement/buyout options designed to resolve all remaining liability with respect to the Elkton site were circulated among a group of PRPs, including Brush Wellman. Brush Wellman indicated its willingness to pursue resolution of its liability through a de minimis settlement/buyout. No litigation has been initiated by the U.S. EPA with respect to this matter. In 1998, Brush Wellman received information from the group of PRPs negotiating the terms of the de minimis settlement with the U.S. EPA that the U.S. EPA is in the process of reviewing the allocation information underpinning the terms of the proposed settlement. Originally, the U.S. EPA expected to complete its review in a relatively short amount of time and consummate the settlement before the 1998 year end. Brush Wellman, however, has received no new information concerning when the U.S. EPA expects to complete its review and finalize the settlement.

OTHER CLAIMS

     As previously reported in the Form 10-K for the year ended December 31, 1998, a subsidiary of the Company, Technical Materials, Inc. ("TMI"), and an employee of TMI are defendants in a case filed in the Superior Court of the State of Rhode Island on October 15, 1997: Handy & Harman Electronic Materials Corporation v. Technical Materials, Inc., et al. The complaint alleges that TMI tortiously induced the employee to breach his confidentiality obligations to his former employer, the plaintiff, and misappropriated trade secrets of the plaintiff. The plaintiff seeks permanently to enjoin TMI from using any confidential information obtained by the employee while he was employed with the plaintiff, and compensatory and punitive damages of unspecified amounts. The case is scheduled for trial on May 14, 2001.

     Brush Wellman's Egbert subsidiary has been named as a defendant in a number of lawsuits alleging asbestos-induced illness, arising out of the conduct of a friction materials business whose operating assets Egbert sold in 1986. In each of the pending cases, Egbert is one of a large number of defendants named in the respective complaints. Egbert is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share some expenses of defense, and Egbert, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In each of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited, separate reimbursement agreement under which a successor owner of the business is obligated. A number of cases of this type have been disposed of to date, some by voluntary dismissal, others by summary judgment, one by jury verdict of no liability, and still others upon payment of nominal amounts in settlement. There are at present 23 asbestos cases pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT\

     The following table provides information as to the executive officers of the Company.

       NAME               AGE                       POSITIONS AND OFFICES
-------------------       ---       ------------------------------------------------------
Gordon D. Harnett         58        Chairman of the Board, President, Chief Executive
                                    Officer and Director
John D. Grampa            53        Vice President Finance and Chief Financial Officer
William R. Seelbach       52        President, Brush Wellman Inc.
Daniel A. Skoch           51        Senior Vice President Administration

     MR. HARNETT was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company effective January, 1991. He had served as a Senior Vice President of The B.F. Goodrich Company from November, 1988.

     MR. GRAMPA was elected Vice President Finance and Chief Financial Officer in November, 1999. He had served as Vice President Finance since October, 1998. He had served as Vice President, Finance for the worldwide Materials Business of Avery Dennison Corporation since March, 1994 and prior to that time he held other various financial positions at Avery Dennison Corporation from 1984.

     MR. SEELBACH was elected President, Brush Wellman Inc. in July, 2000. Prior to that time, he had served as President, Alloy Products since June, 1998. Prior to that time, he had been Chairman and CEO of

Inverness Partners since October, 1987. Prior to Inverness Partners, he was a partner with McKinsey & Company.

     MR. SKOCH was elected Senior Vice President Administration in July, 2000. Prior to that time, he had served as Vice President, Administration and Human Resources since March, 1996. He had served as Vice President, Human Resources since July, 1991 and prior to that time, he was Corporate Director -- Personnel.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. As of March 9, 2001 there were 2,064 shareholders of record. Information as to stock price and dividends declared set forth on page 42 in Note O to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference. The Company's ability to pay dividends is generally unrestricted, except that it is obligated to maintain a specified level of tangible net worth pursuant to an existing credit facility and a lease agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 43 of the annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 13 through 22 of the annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk disclosures on page 21 of the annual report to shareholders for the year ended December 31, 2000 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 2000 are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 2000 and 1999.

     Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     Quarterly Data on page 42 in Note O to the consolidated financial statements in the annual report to shareholders for the years ended December 31, 2000 and 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under Election of Directors on pages 2 through 4 of the Proxy Statement dated March 19, 2001, as filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under
Item 4A -- Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this heading is incorporated by reference from pages 10 through 15 of the Proxy Statement dated March 19, 2001, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this heading is incorporated by reference from pages 7 through 9 of the Proxy Statement dated March 19, 2001, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

     Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 2000 are the following consolidated financial statements:

     Consolidated Balance Sheets -- December 31, 2000 and 1999.

     Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial information for the years ended December 31, 2000, 1999 and 1998 is submitted herewith:

     Schedule II -- Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. EXHIBITS

     (2) Agreement of Merger, dated as of May 16, 2000, by and among Brush Merger Co., Brush Wellman Inc. and Brush Engineered
              Materials Inc. (filed as Annex A to the Registration
              Statement on Form S-4 filed by the Company on February 1,
              2000, Registration No. 333-95917), incorporated herein by reference.

     (3a)     Amended and Restated Articles of Incorporation of Brush
              Engineered Materials Inc. (filed as Annex B to the
              Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.

     (3b)     Amended and Restated Code of Regulations of Brush Engineered
              Materials Inc. (filed as Exhibit 4(b) to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.

     (4a)     Credit Agreement dated as of June 30, 2000 among Brush
              Wellman Inc. and Brush Engineered Materials Inc. as the borrowers and National City Bank acting for itself and as agent for certain other banking institutions as lenders
              (filed as Exhibit 4a to the Company's Form 10-Q Quarterly
              Report for the quarter ended June 30, 2000), incorporated herein by reference.

     (4b) Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A.
              as Rights Agent (filed as Exhibit 4(a) to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May
              16, 2000), incorporated herein by reference.

     (4c)     Issuing and Paying Agency Agreement dated as of February 1,
              1990, including a specimen form of a medium term note issued thereunder, between the Company and First Trust N.A.
              (formerly with Morgan Guaranty Trust Company of New York)
              (filed as Exhibit 4c to the Company's Form 10-K Annual
              Report for the year ended December 31, 1994, Commission File
              No. 1-7006), incorporated herein by reference.

     (4d) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

     (10a)*   Employment Agreement entered into by the Company and Mr.
              Gordon D. Harnett on March 20, 1991 (filed as Exhibit 10a to the Company's Form 10-K Annual Report for the year ended
              December 31, 1990, Commission File No. 1-7006), incorporated herein by reference.

     (10b)* Form of Employment Agreement entered into by the Company and Mr. Lubrano on March 2, 1999 (filed as Exhibit 10c to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1998), incorporated herein by reference.

     (10c)* Form of Employment Agreement entered into by the Company and Mr. Daniel A. Skoch on January 28, 1992 and Mr. Stephen
              Freeman dated August 3, 1993 (filed as Exhibit 10d to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1991, Commission File No. 1-7006), incorporated herein by reference.

     (10d)* Form of Employment Agreement entered into by the Company and Mr. William R. Seelbach dated June 29, 1998 (filed as
              Exhibit 10a to the Company's Form 10-Q Quarterly Report for the quarter ended July 3, 1998), incorporated herein by reference.

     (10e)*   Employment Arrangement between the Company and Mr. William
              R. Seelbach dated June 3, 1998 (filed as Exhibit 10b to the
              Company's Form 10-Q Quarterly Report for the quarter ended
              July 3, 1998), incorporated herein by reference.

     (10f)*   Addendum to Employment Arrangement between the Company and
              Mr. William R. Seelbach dated June 24, 1998 (filed as
              Exhibit 10c to the Company's Form 10-Q Quarterly Report for the quarter ended July 3, 1998), incorporated herein by reference.

     (10g) Form of Indemnification Agreement entered into by the Company and Mr. William R. Seelbach dated June 29, 1998
              (filed as Exhibit 10d to the Company's Form 10-Q Quarterly
              Report for the quarter ended July 3, 1998), incorporated herein by reference.

     (10h)* Form of Employment Agreement entered into by the Company and Mr. John Grampa dated November 2, 1999 (filed as Exhibit
              10ff to the Company's Form 10-K Annual Report for the year ended December 31, 1999), incorporated herein by reference.

     (10i) Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended
              December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.

     (10j) Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended
              December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.

     (10k)*   Form of Trust Agreement between the Company and Key Trust
              Company of Ohio, N.A. (formerly Ameritrust Company National
              Association) on behalf of the Company's executive officers
              (filed as Exhibit 10e to the Company's Form 10-K Annual
              Report for the year ended December 31, 1994, Commission File
              No. 1-7006), incorporated herein by reference.

     (10l)*   Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 (filed as Exhibit I to the Proxy
              Statement dated March 6, 1992, filed by Brush Wellman Inc.,
              Commission File No. 1-7006), incorporated herein by reference.

     (10m)*   Amendment, dated May 16, 2000, to the Brush Engineered
              Materials Inc. Deferred Compensation Plan for Nonemployee
              Directors (filed as Exhibit 4b to Post-Effective Amendment
              No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.

     (10n)*   Form of Trust Agreement between the Company and National
              City Bank dated January 1, 1992 on behalf of Nonemployee
              Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended
              December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.

     (10o)* Incentive Compensation Plan adopted December 16, 1991, effective January 1, 1992 (filed as Exhibit 10l to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1991, Commission File No. 1-7006), incorporated herein by reference.

     (10p)*   Supplemental Retirement Plan as amended and restated
              December 1, 1992 (filed as Exhibit 10n to the Company's Form
              10-K Annual Report for the year ended December 31, 1992,
              Commission File No. 1-7006), incorporated herein by reference.

     (10q)*   Amendment Number 2, adopted January 1, 1996, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992 (filed as Exhibit 10o to the Company's Form 10-K Annual
              Report for the year ended December 31, 1995, Commission File
              No. 1-7006), incorporated herein by reference.

     (10r)*   Amendment Number 3, adopted May 5, 1998, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992 (filed as Exhibit 10s to the Company's Form 10-K Annual
              Report for the year ended December 31, 1998), incorporated herein by reference.

     (10s)*   Amendment Number 4, adopted December 1, 1998, to
              Supplemental Retirement Benefit Plan as amended and restated
              December 1, 1992 (filed as Exhibit 10t to the Company's Form
              10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

     (10t)*   Amendment Number 5, adopted December 31, 1998, to
              Supplemental Retirement Benefit Plan as amended and restated
              December 1, 1992 (filed as Exhibit 10u to the Company's Form
              10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

      (10u)*  Amendment Number 6, adopted September, 1999, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992.

      (10v)*  Amendment Number 7, adopted May, 2000, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992.

     (10w)*   Form of Trust Agreement between the Company and Key Trust
              Company of Ohio, N.A. (formerly Society National Bank) dated
              January 8, 1993 pursuant to the December 1, 1992 amended
              Supplemental Retirement Benefit Plan (filed as Exhibit 10p to the Company's Form 10-K Annual Report for the year ended
              December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.

     (10x)*   Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Brush
              Wellman Inc. on May 5, 1998), incorporated herein by reference.

 (10y)*     Amendment No. 1 to the Brush Engineered Materials Inc. Key Employee Share Option Plan dated May
            16, 2000 (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No.
            333-52141), incorporated herein by reference.

 (10z)*     Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc. as Exhibit
            15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.

 (10aa)*    Amendment, dated May 16, 2000, to the Brush Engineered Materials Inc. 1979 Stock Option Plan
            (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement No. 2-64080),
            incorporated herein by reference.

 (10bb)*    Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) 1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush Wellman Inc. as
            Exhibit 4.4 to Registration Statement No. 33-28605), incorporated herein by reference.

 (10cc)*    Amendment, dated May 16, 2000, to the Brush Engineered Materials Inc. 1984 Stock Option Plan
            (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 2-90724),
            incorporated herein by reference.

 (10dd)*    Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) 1989 Stock Option Plan (filed by
            Brush Wellman Inc. as Exhibit 4.5 to Registration Statement No. 33-28605), incorporated herein by reference.

 (10ee)*    Amendment, dated May 16, 2000, to the Brush Engineered Materials Inc. 1989 Stock Option Plan
            (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 33-28605),
            incorporated herein by reference.

 (10ff)*    Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) 1995 Stock Incentive Plan as
            Amended March 3, 1998 (filed by Brush Wellman Inc. as Exhibit A to the Company's Proxy Statement
            dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

 (10gg)*    Amendment, dated May 16, 2000, to the Brush Engineered Materials Inc. 1995 Stock Incentive Plan
            (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63357),
            incorporated herein by reference.

 (10hh)*    Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) 1997 Stock Incentive Plan for
            Non-Employee Directors (filed by Brush Wellman Inc. as Exhibit B to the Company's Proxy Statement
            dated March 16, 1998, Commission File No. 1-7006), incorporated herein by reference.

 (10ii)*    Amendment, dated May 16, 2000, to the Brush Engineered Materials Inc. 1997 Stock Incentive Plan
            for Non-Employee Directors (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration
            Statement No. 333-63355), incorporated herein by reference.

 (10jj)*    Brush Engineered Materials Inc. Executive Deferred Compensation Plan (2000 Restatement).

 (10kk)*    Trust Agreement for Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) Executive
            Deferred Compensation Plan, dated September 14, 1999 (filed as Exhibit 10hh to the Company's Form
            10-K Annual Report for the year ended December 31, 1999), incorporated herein by reference.

     (10ll)   Lease dated as of October 1, 1996, between Brush Wellman
              Inc. and Toledo-Lucas County Port Authority (filed as
              Exhibit 10v to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

     (10mm)   Master Lease Agreement dated December 30, 1996 between Brush
              Wellman Inc. and National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10w to the Company's Form 10-K Annual Report for the year ended
              December 31, 1996), incorporated herein by reference.

      (10nn)  Consolidated Amendment No. 1 to Master Lease Agreement and
              Equipment Schedules dated as of June 30, 2000 between Brush
              Wellman Inc. and National City Bank acting for itself and as agent for certain participants (filed as Exhibit 10a to the Company's Form 10-Q Quarterly Report for the quarter ended
              June 30, 2000), incorporated herein by reference.

     (13)     Annual Report to shareholders for the year ended December
              31, 2000.

     (21)     Subsidiaries of the registrant.

     (23)     Consent of Ernst & Young LLP.

     (24)     Power of Attorney.

---------------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001

BRUSH ENGINEERED MATERIALS INC.

By:                           /s/ GORDON D. HARNETT
    -----------------------------------------------------
                                 Gordon D. Harnett
                               Chairman of the Board,
                       President and Chief Executive Officer

By:                            /s/ JOHN D. GRAMPA
    -----------------------------------------------------
                                   John D. Grampa
                               Vice President Finance
                            and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ GORDON D. HARNETT*                 Chairman of the Board,             March 29, 2001
-----------------------------------------       President, Chief Executive
           Gordon D. Harnett*                   Officer and Director
                                                (Principal Executive
                                                Officer)

           /s/ JOHN D. GRAMPA                   Vice President Finance and         March 29, 2001
-----------------------------------------       Chief Financial Officer
             John D. Grampa                     (Principal Financial and
                                                Accounting Officer)

        /s/ ALBERT C. BERSTICKER*               Director                           March 29, 2001
-----------------------------------------
          Albert C. Bersticker*

       /s/ CHARLES F. BRUSH, III*               Director                           March 29, 2001
-----------------------------------------
         Charles F. Brush, III*

          /s/ DAVID L. BURNER*                  Director                           March 29, 2001
-----------------------------------------
            David L. Burner*

           /s/ DAVID H. HOAG*                   Director                           March 29, 2001
-----------------------------------------
             David H. Hoag*

         /s/ JOSEPH P. KEITHLEY*                Director                           March 29, 2001
-----------------------------------------
           Joseph P. Keithley*

          /s/ WILLIAM P. MADAR*                 Director                           March 29, 2001
-----------------------------------------
            William P. Madar*

           /s/ N. MOHAN REDDY*                  Director                           March 29, 2001
-----------------------------------------
             N. Mohan Reddy*

        /s/ WILLIAM R. ROBERTSON*               Director                           March 29, 2001
-----------------------------------------
          William R. Robertson*

         /s/ JOHN SHERWIN, JR.*                 Director                           March 29, 2001
-----------------------------------------
           John Sherwin, Jr.*

     *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

           By: /s/ JOHN D. GRAMPA                                                      March 29, 2001
--------------------------------------------
               John D. Grampa
              Attorney-in-Fact

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------
                    COL. A          COL. B                         COL. C                    COL. D               COL. E
-------------------------------------------------------------------------------------  ---------------------------------------
                                                             ADDITIONS
                                    Balance      -----------------------------------
        DESCRIPTION                at Beginning          (1)                (2)          Deduction-Describe     Balance at End
                                   of Period      Charged to Costs   Charged to Other                           of Period
                                                   and Expenses    Accounts-Describe
-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Deducted from asset accounts:
   Allowance for doubtful
      accounts receivable           $1,744,149           $4,984            $0                   $72,467 (A)       $1,676,666
   Inventory reserves and
      obsolescence                  $3,525,844       $4,516,513            $0                $4,891,628 (B)       $3,150,729

Year ended December 31, 1999
Deducted from asset accounts:
   Allowance for doubtful
      accounts receivable           $2,127,000        ($328,043)           $0                   $54,808 (A)       $1,744,149
   Inventory reserves and
      obsolescence                  $1,740,093       $3,513,481            $0                $1,727,730 (B)       $3,525,844

Year ended December 31, 1998
Deducted from asset accounts:
   Allowance for doubtful
      accounts receivable           $1,058,663       $1,090,170            $0                   $21,833 (A)       $2,127,000
   Inventory reserves and
      obsolescence                  $2,054,938         $907,438            $0                $1,222,283 (B)       $1,740,093





Note A - Bad debts written-off, net of recoveries.
Note B - Inventory write-off.