Form 10-Q
period 2001-03-30
BRUSH ENGINEERED MATERIALS INC
filed 2001-05-14
CIK 1104657

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

For the quarterly period ended March 30, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7006

                        BRUSH ENGINEERED MATERIALS INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                            OHIO                                           34-1919973
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                       ORGANIZATION)

17876 ST. CLAIR AVENUE, CLEVELAND, OHIO                   44110
     (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

                                  216-486-4200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     As of May 4, 2001 there were 16,556,846 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended March 30, 2001 are as follows:

        Consolidated Statements of Income -- Three months ended March 30, 2001 and March 31, 2000

        Consolidated Balance Sheets -- March 30, 2001 and December 31, 2000

        Consolidated Statements of Cash Flows -- Three months ended March 30, 2001 and March 31, 2000

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              --------------------------
                                                               MARCH 30,      MARCH 31,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)        2001           2000
----------------------------------------------------------------------------------------
Net sales...................................................  $   145,524    $   135,424
  Cost of sales.............................................      111,490        107,129
                                                              -----------    -----------
Gross Margin................................................       34,034         28,295
  Selling, administrative and general expenses..............       21,506         21,818
  Research and development expenses.........................        1,692          2,014
  Other-net.................................................          802            228
                                                              -----------    -----------
Operating Profit............................................       10,034          4,235
  Interest expense..........................................          974          1,120
                                                              -----------    -----------
Income before income taxes..................................        9,060          3,115
  Income taxes..............................................        2,854            866
                                                              -----------    -----------
Net Income..................................................  $     6,206    $     2,249
                                                              ===========    ===========
Per Share of Common Stock: Basic............................  $      0.38    $      0.14
Weighted average number of common shares outstanding........   16,467,368     16,206,038
Per Share of Common Stock: Diluted..........................  $      0.37    $      0.14
Weighted average number of common shares outstanding........   16,677,767     16,314,518
Cash dividends per common share.............................  $      0.12    $      0.12

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              MAR. 30,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2001       2000
---------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  2,912   $  4,314
  Accounts receivable.......................................    93,804     92,334
  Inventories...............................................   128,279    115,643
  Prepaid expenses..........................................     7,638      8,525
  Deferred income taxes.....................................    30,082     29,263
                                                              --------   --------
          Total Current Assets..............................   262,715    250,079
Other Assets................................................    32,825     31,967
Property, Plant and Equipment...............................   456,375    449,697
  Less allowances for depreciation, depletion and
     impairment.............................................   284,081    279,237
                                                              --------   --------
                                                               172,294    170,460
                                                              --------   --------
                                                              $467,834   $452,506
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 29,068   $ 25,435
  Accounts payable..........................................    28,487     34,714
  Other liabilities and accrued items.......................    38,089     39,021
  Dividends payable.........................................     1,986      1,987
  Income taxes..............................................     9,356      5,535
                                                              --------   --------
          Total Current Liabilities.........................   106,986    106,692
Other Long-Term Liabilities.................................    18,287     15,878
Retirement and Post-employment Benefits.....................    39,579     39,576
Long-term Debt..............................................    51,305     43,305
Deferred Income Taxes.......................................    18,009     17,148
Shareholders' Equity........................................   233,668    229,907
                                                              --------   --------
                                                              $467,834   $452,506
                                                              ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 30,    MARCH 31,
(DOLLARS IN THOUSANDS)                                          2001         2000
------------------------------------------------------------------------------------
NET INCOME..................................................  $  6,206     $  2,249
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,520        6,331
  Decrease (Increase) in accounts receivable................       412      (11,385)
  Decrease (Increase) in inventory..........................   (13,170)       8,414
  Decrease (Increase) in prepaid and other current assets...       276          327
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................   (10,785)       2,741
  Increase (Decrease) in interest and taxes payable.........     4,467          968
  Increase (Decrease) in deferred income taxes..............      (131)         (62)
  Increase (Decrease) in other long-term liabilities........     2,574        1,060
  Other -- net..............................................      (924)        (280)
                                                              --------     --------
       NET CASH PROVIDED FROM (USED IN) OPERATING
        ACTIVITIES..........................................    (5,555)      10,363
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (7,415)      (3,480)
  Payments for mine development.............................       (76)         (70)
  Proceeds from (Payments for) other investments............        --           --
                                                              --------     --------
       NET CASH (USED IN) INVESTING ACTIVITIES..............    (7,491)      (3,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/ (repayment of) short-term debt....     5,146       (5,665)
  Proceeds from issuance of long-term debt..................    15,500        9,000
  Repayment of long-term debt...............................    (7,500)      (6,000)
  Issuance of Common Stock under stock option plans.........       636            5
  Purchase of Common Stock for treasury.....................        --           --
  Payments of dividends.....................................    (1,987)      (1,959)
                                                              --------     --------
       NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES..........................................    11,795       (4,619)
Effects of Exchange Rate Changes............................      (151)        (134)
                                                              --------     --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............    (1,402)       2,060
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     4,314           99
                                                              --------     --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  2,912     $  2,159
                                                              ========     ========

     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 30, 2001 and December 31, 2000 and the results of operations for the first quarter ended March 30, 2001 and March 31, 2000.

NOTE B -- INVENTORIES

                                                              MAR. 30,    DEC. 31,
(DOLLARS IN THOUSANDS)                                          2001        2000
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 17,799    $ 19,458
  In process................................................   101,940      88,956
  Finished goods............................................    34,877      33,202
                                                              --------    --------
       Gross inventories....................................   154,616     141,616
Excess of average cost over LIFO
     Inventory value........................................    26,337      25,973
                                                              --------    --------
       Net inventories......................................  $128,279    $115,643
                                                              ========    ========

NOTE C -- COMPREHENSIVE INCOME

     During the first quarter 2001 and 2000, comprehensive income amounted to $5,168,162 and $1,847,763, respectively. The difference between net income and comprehensive income is a cumulative translation adjustment of ($589,955) and a change in the fair value of derivative financial instruments of ($447,877) in the first quarter 2001. The difference between net income and comprehensive income in the first quarter 2000 is the cumulative translation adjustment.

NOTE D -- SEGMENT REPORTING

     As a result of the recent corporate restructuring, the Company changed how costs flowed between its businesses. Certain costs that were previously included in the "All Other" column in the segment disclosures are being charged to Metal Systems and Microelectronics beginning in the first quarter 2001. Beginning in 2001, the "All Other" column includes the operating results of BEM Services Inc. and Brush Resources Inc., two wholly-owned subsidiaries of the Company, as well as the parent company's operating expenses. BEM Services charges a management fee for the services provided to the other businesses within the Company on a cost-plus basis. Brush Resources may sell beryllium hydroxide, produced from its mine and extraction mill in Utah, to outside customers and to businesses within the Metal Systems Group. Segment results from the prior year have been restated to reflect these changes on a pro forma basis.

                                         METAL       MICRO-        TOTAL       ALL
                                        SYSTEMS    ELECTRONICS    SEGMENTS    OTHER      TOTAL
(Dollars in thousands)                  -------    -----------    --------    ------    --------
FIRST QUARTER 2001
--------------------
Revenues from external customers......  $98,629      $46,895      $145,524    $    0    $145,524
Intersegment revenues.................    1,586          829         2,415     4,847       7,262
Segment profit (loss) before interest
  and taxes...........................    6,560        2,418         8,978     1,056      10,034
FIRST QUARTER 2000
--------------------
Revenues from external customers......   91,175       41,607       132,782     2,642     135,424
Intersegment revenues.................    1,554          286         1,840     5,267       7,107
Segment profit (loss) before interest
  and taxes...........................     (739)       2,121         1,382     2,853       4,235

NOTE E -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as of January 1, 2001. The initial adjustment from adopting SFAS Nos. 133 (as amended) did not have a material impact on earnings and resulted in a $0.4 million charge recorded against other comprehensive income on the balance sheet.

     The Company is exposed to commodity price, interest rate and foreign currency exchange rate risks and attempts to minimize the effects of these exposures on earnings through a combination of natural hedges and the use of derivative financial instruments. The Company may secure commodity swaps to hedge copper purchases where changes in the copper price cannot be passed through to the Company's customers. The Company uses interest rate swaps to fix interest rates on floating rate obligations as appropriate. The Company also uses forward contracts, options and collars to hedge a portion of its anticipated foreign currency transactions. The Company has policies approved by the Board of Directors that establish the parameters for the allowable types of derivative instruments to be used, the maximum allowable contract periods, aggregate dollar limitations and other hedging guidelines. The Company will only secure a derivative if there is an underlying exposure that is not otherwise covered by a natural hedge. In general, derivatives will be held until maturity.

     All of the Company's commodity swaps, interest rate swaps and foreign currency derivatives have been designated as cash flow hedges. Hedge ineffectiveness of $7,000 was charged against income in the first quarter 2001 and was included in other-net on the Company's consolidated statements of income. All commodity swaps and foreign currency derivatives outstanding as of March 30, 2001 mature prior to December 31, 2002.

     SFAS No. 133 requires the fair value of outstanding derivative instruments to be recorded on the balance sheet. With the adoption of SFAS No.133, the Company began recording the fair values of its derivatives in prepaid expenses, other assets, other liabilities and accrued items and other long-term liabilities depending on the Company's rights or obligations under each derivative and the remaining term to maturity. As of March 30, 2001, the Company recorded derivative fair values of $3.8 million in prepaid expenses, $0.7 million in other assets, $1.4 million in other liabilities and accrued items and $2.1 million in other long-term liabilities on its consolidated balance sheet. Changes in fair values are recorded in income or other comprehensive income as appropriate under SFAS No. 133 guidelines. The current period change in the fair value of the Company's outstanding derivatives and other current period hedging activity resulted in a credit to other comprehensive income of $0.2 million. As a result of derivatives maturing during the first quarter 2001, $0.2 million was relieved from other comprehensive income and was credited to income. The net derivative loss recorded in other comprehensive income was $0.4 million as of March 30, 2001. The Company expects to reclassify $0.7 million of net gain on derivative instruments from the initial adjustment to other comprehensive income to earnings during the year ending December 31, 2001.

     The Company hedges a portion of its net investment in its Japanese subsidiary using yen denominated debt. A net gain of $48,000 associated with translating the debt into dollars was recorded in the cumulative translation adjustment as of March 30, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

     Portions set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, automotive electronics, computers, optical media and microelectronics, or in particular geographic regions), the Company's success in implementing its strategic plans, the timely and successful completion of pending capital expansion projects, changes in government regulatory requirements, the enactment of new legislation that impacts the Company's obligations and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                         FIRST QUARTER
                                                      -------------------
                                                       2001         2000       CHANGE
(Millions, except per share data)                     ------       ------      ------
Sales...............................................  $145.5       $135.4      $ 10.1
Operating Profit....................................    10.0          4.2         5.8
Diluted E.P.S.......................................    0.37         0.14        0.23

     Sales of $145.5 million in the first quarter 2001 represent a 7.5% improvement over sales of $135.4 million in the first quarter 2000. After establishing record quarterly sales levels for five straight quarters, first quarter 2001 sales declined slightly from the fourth quarter 2000 level and were the second highest quarterly sales in the Company's history. Sales from each of the Company's businesses were higher in the first quarter 2001 than in the first quarter of the previous year.

     Domestic sales grew 7.1% while international sales grew 8.3% from the first quarter of last year. International sales were 28.6% of total sales in the first quarter 2001 compared to 28.4% in the first quarter 2000. Because the U.S. dollar was stronger in 2001 compared to the yen and the European currencies than it was in 2000, the translation effect on sales was an unfavorable $1.7 million in the current year.

     Approximately $1.0 million of the increased sales in the first quarter resulted from higher average copper and precious metal prices. In general, metal prices are passed-through to the customer and the higher prices do not affect the gross margin dollars. The balance of the sales increase in the first quarter 2001 over the first quarter 2000 resulted from a combination of higher volumes and improved pricing, particularly on alloy strip and bulk products.

     Gross margin was $34.0 million, or 23.4% of sales, in the first quarter 2001 compared to $28.3 million, or 20.9% of sales, in the first quarter 2000. The 2.5 point improvement in the margin percent resulted from higher selling prices, improved operating performance and a favorable product mix offsetting the impact of the unfavorable currency effect.

     Selling, administrative and general expenses (SA&G) were $21.5 million in the first quarter 2001 compared to $21.8 million in the first quarter 2000. As a percent of sales, SA&G expenses declined to 14.8% in the first quarter 2001 from 16.1% in the comparable period last year. Costs associated with chronic beryllium disease, including environmental, health and safety, legal and medical expenses, while still significant in total, were lower in the current quarter than in the comparable period last year. Costs related to the corporate restructuring were also lower thus far in 2001 than they were in the first quarter 2000. Offsetting a portion of these savings were higher compensation costs and other inflationary increases.

     Research and development expenses (R&D) were $1.7 million in the first quarter 2001 and $2.0 million in the first quarter 2000. This decrease is attributable to timing differences on various R&D projects and it is anticipated that R&D expenses will approximate last year's levels in the coming quarters. The majority of the R&D resources support the Metal Systems Group.

     Other-net expense was $0.8 million in the first quarter 2001, an increase of $0.6 million over the 2000 first quarter expense of $0.2 million. Other-net includes various miscellaneous income and expense items such as exchange gains and losses, metal financing fees, bad debt expense, cash discounts, amortization of intangibles, interest income, gain or loss on sales of capital assets and other non-operating items. Lower exchange gains in the current quarter account for the majority of the change between periods.

     Operating profit of $10.0 million in the first quarter 2001 was 6.9% of sales, an improvement over operating profit of $4.2 million, or 3.1% of sales, in the first quarter last year. The higher gross margin coupled with a slight decline in expenses served to increase profits in the first quarter 2001.

     Interest expense was $1.0 million in the first quarter 2001 compared to $1.1 million in the first quarter 2000. Interest capitalized in association with long-term capital projects was $0.1 million higher in the current quarter. The average debt level was slightly lower in the first quarter 2001 than the first quarter 2000 offsetting the impact of a slightly higher average borrowing rate.

     Income before income taxes was $9.1 million in the first quarter 2001 and $3.1 million in the first quarter 2000. Income taxes were applied at a rate of 31.5% of income before income taxes in the first quarter 2001 and 27.8% in the first quarter 2000. The increased rate in the first quarter 2001 was based on higher earnings and lower foreign tax benefits.

     Net income of $6.2 million in the first quarter 2001 was $4.0 million higher than net income in the first quarter 2000. Diluted earnings per share were $0.37 in the first quarter 2001 and $0.14 in the comparable period last year.

SEGMENT DISCLOSURES

     The Company aggregates its businesses into two reportable segments - the Metal Systems Group and the Microelectronics Group. Corporate expenses as well as the operating results from the Company's beryllium mine and extraction mill in Utah historically were not included in either segment and were shown in the "All Other" column in the segment footnote.

     As a result of the recent corporate restructuring, the Company changed how costs flow between its various businesses and the corporate office. Certain costs that previously were recorded at the corporate office, primarily expenses related to beryllium health and safety and chronic beryllium disease, are being charged to the responsible businesses beginning in the first quarter 2001. Beginning in 2001, the "All Other" column in the segment disclosures includes the operating results of BEM Services, Inc. and Brush Resources Inc., two wholly-owned subsidiaries of the Company that were created as part of the restructuring, as well as the parent company's administrative expenses. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial over-sight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide, produced through its Utah operations, to outside customers and to businesses within the Metal Systems Group. The 2000 segment results presented in Note D to the Consolidated Financial Statements for the period ended March 30, 2001, as well as in this Management Discussion and Analysis, have been revised to reflect these changes on a pro forma basis.

METAL SYSTEMS GROUP

                                                          FIRST QUARTER
                                                        -----------------
                                                        2001        2000       CHANGE
(Millions)                                              -----       -----      ------
Sales.................................................  $98.6       $91.2       $7.4
Operating Profit/(Loss)...............................    6.6        (0.7)       7.3

     The Metal Systems Group is the larger of the Company's reportable segments and consists of Alloy Strip and Bulk Products, Technical Materials, Inc. (TMI) and Beryllium Products. Sales from each of these businesses increased quarter on quarter and the overall growth rate was 8.2%. As the above chart indicates, Group profits improved $7.3 million in the first quarter 2001 over first quarter 2000 on a $7.4 million sales increase. The following chart highlights business unit sales as a percent of the total Metal System Group sales:

                                                              FIRST QUARTER
                                                              --------------
                                                              2001      2000
                                                              ----      ----
Percent of Segment Sales:
  Alloy Products............................................  72.2%     73.6%
  Technical Materials, Inc..................................  20.8      20.7
  Beryllium Products........................................   7.0       5.7

     Sales of Alloy Products increased 6.2% in the first quarter 2001 over the first quarter 2000, as shipments of both Strip and Bulk Products were higher. Improved pricing also served to increase the first quarter sales while the $1.7 million unfavorable currency effect primarily impacted Alloy sales.

     Within Strip Products, the current year volume increase was in the higher margin traditional alloys while the quantities shipped of the lower beryllium-containing alloys, that typically generate smaller margins, were unchanged. Strip Products are sold into the telecommunications, computer and automotive electronic markets. Sales of these products in North America began to slow down late in the first quarter 2001 and into the early part of the second quarter while the new order entry rate also has slowed as a result of softening economic conditions.

     The Elmore, Ohio strip manufacturing mill operated more efficiently in the first quarter 2001 and, as a result, productive output increased compared to the year ago period. Equipment utilization and yields also improved, which in turn, had a positive impact on costs and margins.

     Bulk Product sales were higher in the first quarter 2001 than in the first quarter 2000 as a result of the continuing strong demand from the aerospace and oil and gas markets. Sales of custom engineered products for undersea communication applications also continued to increase. While the overall market opportunities and demand for Bulk Products remain solid, demand from the plastic tooling and welding markets were soft in the first quarter 2001.

     Sales from TMI increased 8.6% in the first quarter 2001 over the first quarter 2000 as a result of expanded marketing and manufacturing efforts for key applications. The current softness in TMI's major markets -- telecommunications, automotive electronics and computers -- may cause TMI's overall sales to decline in the next several quarters. TMI is actively making adjustments to its cost structure to minimize the impact of any potential short-term downturn in business on profits.

     Sales from Beryllium Products, the Company's smallest business, grew 32.2% in the first quarter 2001 from the first quarter 2000. This improvement was driven by increases in sales for defense and commercial applications. Order rates for defense applications may temporarily slow down as the government reviews its defense spending programs, affecting sales for the next two quarters.

     Gross margin on Metal System's sales improved $6.9 million in the first quarter 2001 from the first quarter 2000. The higher margins resulted from the Alloy price increases, operational improvements in Elmore and increased volumes. In addition, the increased sales of the higher margin traditional strip products and beryllium products caused the product mix to be favorable. These factors combined to more than offset the unfavorable currency effect on international sales. Gross margin as a percent of the group sales also increased in the first quarter 2001.

     Total SA&G and Other-net expenses for the Metal Systems Group were $0.4 million lower in the first quarter 2001 than in the first quarter 2000. The lower expense was caused mainly by a decrease in beryllium health and safety related costs. As a result of the significantly improved margins and the slight decline in expenses, operating profit was $6.6 million, a $7.3 million improvement over the first quarter 2000.

MICROELECTRONICS GROUP

                                                       FIRST QUARTER
                                                     -----------------
                                                     2001        2000          CHANGE
(Millions)                                           -----       -----         ------
Sales..............................................  $46.9       $41.6          $5.3
Operating Profit...................................    2.4         2.1           0.3

     The Microelectronics Group (MEG) consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. Sales from both businesses grew in the current quarter. The individual business unit sales as a percent of total segment sales is as follows:

                                                               FIRST QUARTER
                                                              ---------------
                                                              2001       2000
                                                              ----       ----
Percent of Segment Sales:
  WAM.......................................................  75.4%      76.6%
  Electronic Products.......................................  24.6       23.4

     Sales from WAM, a wholly-owned subsidiary of the Company, increased 11.0% in the first quarter 2001 over the first quarter 2000. Improved sales of magnetic storage, DVD and fiber optic components accounted for the majority of the increase. The order entry rate and backlog for Pure Tech, a wholly-owned subsidiary of WAM, remain very strong, particularly for orders for tantalum applications. Sales of physical vapor deposition targets, WAM's largest product line, increased slightly as a result of higher precious metal prices in the first quarter of 2001 as the value added on target sales (sales less metal costs) declined by an immaterial amount. WAM's total value added, including Pure Tech, in the first quarter 2001 grew 18.0% over the first quarter 2000.

     Electronic Products revenues were 18.3% higher in the first quarter 2001 than in the first quarter 2000. This growth was caused by higher sales of thick film circuitry into the telecommunications market. Circuitry sales in the quarter were a record high since the Oceanside, California facility was acquired in 1996. The sales backlog for these products, which started to grow late last year, remains high and the Company is investing in expanding its productive capacity for circuits. Sales of beryllia ceramics for automotive and wireless telecommunications applications declined in the first quarter of the current year and are not expected to grow in the next several quarters. Powder metal sales showed modest improvements as a result of higher shipments for fiber optic applications.

     Gross margin on MEG sales improved $0.8 million in the first quarter 2001 over the first quarter 2000. Higher sales volumes, a favorable product mix and lower manufacturing overhead costs within WAM offset higher costs and product mix issues that hampered the margin contribution from Electronic Products. Gross margin as a percent of sales was slightly lower in 2001 mainly due to the higher precious metal prices.

     SA&G expenses increased $0.5 million in the first quarter 2001 over the first quarter 2000. The increase was caused by higher selling and administrative costs for supporting the expanded Pure Tech operations and activity. Total operating profit of $2.4 million in the first quarter 2001 was 14% higher than the operating profit in the first quarter 2000. WAM's operating profit for the quarter was a record high.

LEGAL PROCEEDINGS

     One of the Company's subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease ("CBD") or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the activity associated with CBD cases:

                                                              QUARTER ENDED        YEAR ENDED
                                                              MARCH 30, 2001    DECEMBER 31, 2000
                                                              --------------    -----------------
Total cases pending.........................................         76                  71
Total plaintiffs............................................        203                 192
Number of claims (plaintiffs) filed during period ended.....       5(11)              38(87)
Number of claims (plaintiffs) settled during period ended...          0                 2(5)
Aggregate settlements paid during period ended (dollars in
  thousands)................................................       $  0              $  730
Number of claims (plaintiffs) dismissed.....................          0                 2(9)

     Additional CBD claims may arise. Management believes Brush Wellman has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of Brush Wellman's customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance. In class actions, plaintiffs have historically encountered difficulty in obtaining class certification. The Company recorded a reserve for CBD litigation of $9.7 million at March 30, 2001 and $9.1 million at December 31, 2000. The Company also recorded a receivable of $4.8 million at March 30, 2001 and $4.7 million at December 31, 2000 from its insurance carriers as recoveries for insured claims.

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

FINANCIAL POSITION

     Net cash used in operating activities was $5.6 million in the first quarter 2001 as the cash generated by net income and adjusted for depreciation was more than offset by working capital changes, particularly an increase in inventory and a decrease in accounts payable and accrued expenses. In the first quarter 2000, net income was $4.0 million lower, but cash provided by operations was $10.4 million as the working capital changes and other adjustments had a favorable impact on cash.

     Accounts receivable grew $1.5 million during the first quarter 2001. The average collection period at the end of the quarter increased by approximately one day from the end of the previous year. Bad debts and adjustments to the allowance for doubtful accounts were less than $0.1 million in the first quarters of both 2001 and 2000.

     Inventories increased $12.6 million since year-end 2000 from a combination of factors. The improved manufacturing performance of the Elmore strip mill in the first quarter enabled strip finished goods inventories to be replenished after being reduced to very low levels in 2000 due to the high customer demand and inconsistent supply. In addition, inventories were built at several locations in order to meet the anticipated growing demand within that particular business or to cover a planned plant shutdown in subsequent quarters. In the first quarter 2000, the Company entered into an off-balance sheet agreement to finance a portion of its copper inventories. By the end of that quarter, the Company had utilized $8.3 million of this facility, which accounted for the majority of the decrease in owned inventory during the period. In the first quarter 2001, the Company paid down $1.0 million of the facility. Overall inventory turns declined to 2.9 at the end of the quarter from 3.3 at the end of 2000.

     Accounts payable and accrued expenses were reduced $7.3 million during the first quarter 2001 from a higher than normal balance at December 31, 2000, partially due to timing differences of payments. The reduction also resulted from paying the accrued incentive compensation expense to employees based on the improved operating performance for 2000.

     Capital expenditures totaled $7.5 million in the first quarter 2001, an increase from the $3.6 million expended in the first quarter 2000. Expenditures by the Metal Systems Group were $4.4 million and include the ongoing strip annealing furnace project in the Reading, Pennsylvania facility and TMI product capacity expansion projects. MEG capital expenditures were $2.3 million in the first quarter 2001 and include the circuitry capacity expansion project.

     Total debt increased $11.6 million in the first quarter 2001 in order to fund the cash used in operating activities and the capital expenditures. Short-term debt increased $3.6 million and long-term debt increased $8.0 million since year-end 2000. There were several changes in the bank group that provide credit to the Company during the quarter, but the underlying agreements and level of available credit under the revolving credit agreement and precious metal facilities remained substantially unchanged.

     Issuance of common stock under stock option plans generated $0.6 million in cash in the first quarter 2001 compared to an immaterial amount in the first quarter 2000. Dividends paid on outstanding shares remained unchanged between the two quarters at $2.0 million, or $0.12 per share.

     Cash balances declined by $1.4 million during the first quarter 2001 for the reasons previously cited, leaving a balance at the end of the quarter of $2.9 million. During the first quarter 2000, cash balances improved by $2.1 million and ended the period at $2.2 million.

     Funds generated by operations plus the available borrowing capacity are believed adequate to support operating requirements, capital expenditures, remediation projects and dividends. Excess cash, if any, is invested in money market accounts or other high quality investments.

MARKET RISK DISCLOSURE

     For information regarding the Company's market risks, refer to page 21 of the annual report to shareholders for the year ended December 31, 2000.

                           PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     During the first quarter of 2001, the number of CBD cases grew from 71 cases (involving 192 plaintiffs), as of December 31, 2000, to 76 cases (involving 203 plaintiffs), as of March 31, 2001.

     The 76 pending CBD cases fall into three categories: 42 "employee cases" involving an aggregate of 42 Brush Wellman employees, former employees or surviving spouses (in 24 of these cases, a spouse has also filed claims as part of his or her spouse's case, and in one case, one child has filed a claim as part of his parent's case); 31 cases involving third party individual plaintiffs, with 66 individuals (and 44 spouses who have filed claims as part of their spouse's case, and ten children who have filed claims as part of their parent's case); and three purported class actions involving 14 individuals (and two spouses who have filed claims as part of their spouse's case). Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance, at least partially.

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

     A fourth purported class action, brought against Brush Wellman by named plaintiffs on behalf of current and former employees of Brush Wellman's present and former customers, was dismissed during the third quarter of 2000. That dismissal became final during the fourth quarter. The allegations made and the relief sought by the named plaintiffs in that case were similar to the allegations made and the relief sought in the purported class actions that are still pending.

OTHER CLAIMS

     Brush Wellman's Egbert subsidiary has been named as a defendant in a number of lawsuits alleging asbestos-induced illness, arising out of the conduct of a friction materials business whose operating assets Egbert sold in 1986. In each of the pending cases, Egbert is one of a large number of defendants named in the respective complaints. Egbert is a party to an agreement with the predecessor owner of its operating assets, Pneumo Abex Corporation (formerly Abex Corporation), and five insurers, regarding the handling of these cases. Under the agreement, the insurers share some expenses of defense, and Egbert, Pneumo Abex Corporation and the insurers share payment of settlements and/or judgments. In each of the pending cases, both expenses of defense and payment of settlements and/or judgments are subject to a limited separate reimbursement agreement under which a successor owner of the business is obligated. A number of cases of this type have been disposed of to date, some by voluntary dismissal, others by summary judgment, one by jury verdict of no liability, and still others upon payment of nominal amounts in settlement. There are at present 23 asbestos cases pending.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     (4) First Amendment to Credit Agreement dated as of March 30, 2001 among Brush Wellman Inc. and Brush Engineered Materials Inc. as the borrowers and National City Bank acting for itself and as agent for certain other banking institutions as lenders.

     (10) Consolidated Amendment No. 2 to Master Lease Agreement and Equipment Schedules dated as of March 30, 2001 between Brush Wellman Inc. and National City Bank acting for itself and as agent for certain participants.

     (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

  (b) Reports on Form 8-K

     There have been no reports on Form 8-K during the quarter ended March 30, 2001.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH ENGINEERED MATERIALS INC.
Dated: May 11, 2001
                                          /s/ John D. Grampa
                                          --------------------------------------
                                          John D. Grampa
                                          Vice President Finance
                                          and Chief Financial Officer