Form 10-Q
period 2001-06-29
BRUSH ENGINEERED MATERIALS INC
filed 2001-08-10
CIK 1104657

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

For the quarterly period ended June 29, 2001

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

     As of August 3, 2001 there were 16,610,255 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) and its subsidiaries for the quarter ended June 29, 2001 are as follows:

        Consolidated Statements of Income -- Three and six months ended June 29, 2001 and June 30, 2000

        Consolidated Balance Sheets -- June 29, 2001 and December 31, 2000

        Consolidated Statements of Cash Flows -- Six months ended June 29, 2001 and June 30, 2000

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                           SECOND QUARTER ENDED            FIRST HALF ENDED
                                        --------------------------    --------------------------
(DOLLARS IN THOUSANDS EXCEPT SHARE AND   JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
PER SHARE AMOUNTS)                         2001           2000           2001           2000
------------------------------------------------------------------------------------------------
Net sales.............................  $   128,457    $   137,182    $   273,980    $   272,606
  Cost of sales.......................      104,881        107,474        216,369        214,604
                                        -----------    -----------    -----------    -----------
Gross Margin..........................       23,576         29,708         57,611         58,002
  Selling, general and administrative
     expenses.........................       18,770         21,147         40,276         42,964
  Research and development expenses...        1,867          1,686          3,559          3,700
  Other-net...........................          226            110          1,028            338
                                        -----------    -----------    -----------    -----------
Operating Profit......................        2,713          6,765         12,748         11,000
  Interest expense....................          852          1,061          1,827          2,181
                                        -----------    -----------    -----------    -----------
Income before income taxes............        1,861          5,704         10,921          8,819
  Income taxes........................          586          1,806          3,440          2,672
                                        -----------    -----------    -----------    -----------
Net Income............................  $     1,275    $     3,898    $     7,481    $     6,147
                                        ===========    ===========    ===========    ===========
Per Share of Common Stock: Basic......  $      0.08    $      0.24    $      0.45    $      0.38
Weighted average number of common
  shares outstanding..................   16,508,248     16,224,638     16,487,575     16,215,338
Per Share of Common Stock: Diluted....  $      0.08    $      0.24    $      0.45    $      0.38
Weighted average number of common
  shares outstanding..................   16,690,938     16,358,128     16,683,572     16,336,023
Cash dividends per common share.......  $      0.12    $      0.12    $      0.24    $      0.24

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                              JUNE 29,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2001       2000
---------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  4,562   $  4,314
  Accounts receivable.......................................    88,906     92,334
  Inventories...............................................   129,673    115,643
  Prepaid expenses..........................................     7,554      8,525
  Deferred income taxes.....................................    32,495     29,263
                                                              --------   --------
          Total Current Assets..............................   263,190    250,079
Other Assets................................................    32,282     31,967
Property, Plant and Equipment...............................   464,328    449,697
  Less allowances for depreciation, depletion and
     impairment.............................................   289,140    279,237
                                                              --------   --------
                                                               175,188    170,460
                                                              --------   --------
                                                              $470,660   $452,506
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 32,470   $ 25,435
  Accounts payable..........................................    27,037     34,714
  Other liabilities and accrued items.......................    36,577     39,021
  Dividends payable.........................................     1,993      1,987
  Income taxes..............................................     9,593      5,535
                                                              --------   --------
          Total Current Liabilities.........................   107,670    106,692
Other Long-Term Liabilities.................................    19,160     15,878
Retirement and Post-employment Benefits.....................    39,698     39,576
Long-term Debt..............................................    51,305     43,305
Deferred Income Taxes.......................................    18,525     17,148
Shareholders' Equity........................................   234,302    229,907
                                                              --------   --------
                                                              $470,660   $452,506
                                                              ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                FIRST HALF ENDED
                                                              --------------------
                                                              JUNE 29,    JUNE 30,
(DOLLARS IN THOUSANDS)                                          2001        2000
----------------------------------------------------------------------------------
NET INCOME..................................................  $  7,481    $  6,147
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................    11,018      12,248
  Decrease (Increase) in accounts receivable................     1,984     (17,708)
  Decrease (Increase) in inventory..........................   (14,959)      3,257
  Decrease (Increase) in prepaid and other current assets...      (116)        412
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................    (9,987)      9,012
  Increase (Decrease) in interest and taxes payable.........     3,078       1,270
  Increase (Decrease) in deferred income taxes..............      (135)       (119)
  Increase (Decrease) in other long-term liabilities........     2,691       2,006
  Other -- net..............................................       746         548
                                                              --------    --------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES..........     1,801      17,073
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....   (15,559)     (6,415)
  Payments for mine development.............................      (281)       (138)
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) INVESTING
        ACTIVITIES..........................................   (15,840)     (6,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/(repayment of) short-term debt.....     8,437      (7,460)
  Proceeds from issuance of long-term debt..................    15,500      18,000
  Repayment of long-term debt...............................    (7,500)    (12,000)
  Issuance of Common Stock under stock option plans.........     1,753         384
  Payments of dividends.....................................    (3,974)     (3,919)
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES..........................................    14,216      (4,995)
Effects of Exchange Rate Changes............................        71        (166)
                                                              --------    --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............       248       5,359
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     4,314          99
                                                              --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  4,562    $  5,458
                                                              ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 29, 2001 and December 31, 2000 and the results of operations for the three and six month periods ended June 29, 2001 and June 30, 2000.

NOTE B -- INVENTORIES

                                                          JUN. 29,    DEC. 31,
(DOLLARS IN THOUSANDS)                                      2001        2000
------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies............................  $ 17,823    $ 19,458
  In process............................................    94,599      88,956
  Finished goods........................................    43,136      33,202
                                                          --------    --------
       Gross inventories................................   155,558     141,616
Excess of average cost over LIFO
     Inventory value....................................    25,885      25,973
                                                          --------    --------
       Net inventories..................................  $129,673    $115,643
                                                          ========    ========

NOTE C -- COMPREHENSIVE INCOME

     The reconciliation between Net Income and Comprehensive Income for the three and six month periods ended June 29, 2001 and June 30, 2000 is as follows:

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                               --------------------    --------------------
                                               JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                 2001        2000        2001        2000
           (Dollars in Thousands)              --------    --------    --------    --------
Net Income...................................   $1,275      $3,898      $7,481      $6,147
Cumulative Translation Adjustment............     (189)       (138)       (779)       (539)
Change in the Fair Value of Derivative
  Financial Instruments......................      435          --         (13)         --
                                                ------      ------      ------      ------
Comprehensive Income.........................   $1,521      $3,760      $6,689      $5,608
                                                ======      ======      ======      ======

NOTE D -- SEGMENT REPORTING

     As a result of the recent corporate restructuring, the Company changed how costs flowed between its businesses. Certain costs that were previously included in the "All Other" column in the segment disclosures are being charged to Metal Systems and Microelectronics beginning in the first quarter 2001. Beginning in 2001, the "All Other" column includes the operating results of BEM Services Inc. and Brush Resources Inc., two wholly-owned subsidiaries of the Company, as well as the parent company's operating expenses. BEM Services charges a management fee for the services provided to the other businesses within the Company on a cost-plus basis. Brush Resouces may sell beryllium hydroxide, produced from its mine and extraction mill in Utah, to outside customers and to businesses within the Metal Systems Group. Segment results from the prior year have been restated to reflect these changes on a pro forma basis.

                                       METAL        MICRO-        TOTAL        ALL
                                      SYSTEMS     ELECTRONICS    SEGMENTS     OTHER       TOTAL
(Dollars in thousands)                --------    -----------    --------    --------    --------
SECOND QUARTER 2001
-----------------------
Revenues from external customers....  $ 83,401      $42,301      $125,702    $  2,754    $128,456
Intersegment revenues...............       352          472           824       5,539       6,363
Profit (loss) before interest and
  taxes.............................    (1,614)         921          (693)      3,406       2,713
SECOND QUARTER 2000
-----------------------
Revenues from external customers....  $ 95,088      $41,818      $136,906    $    276    $137,182
Intersegment revenues...............     1,023          240         1,263       5,766       7,029
Profit (loss) before interest and
  taxes.............................     2,683        2,659         5,342       1,423       6,765
FIRST SIX MONTHS 2001
------------------------
Revenues from external customers....  $182,030      $89,196      $271,226    $  2,754    $273,980
Intersegment revenues...............    (1,938)      (1,301)       (3,239)    (10,386)    (13,625)
Profit (loss) before interest and
  taxes.............................     4,946        3,340         8,286       4,461      12,747
FIRST SIX MONTHS 2000
------------------------
Revenues from external customers....  $186,263      $83,425      $269,688    $  2,918    $272,606
Intersegment revenues...............     2,578          526         3,104      11,033      14,137
Profit (loss) before interest and
  taxes.............................     2,245        4,801         7,046       3,954      11,000

NOTE E -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as of January 1, 2001. The initial adjustment from adopting SFAS No. 133 (as amended) did not have a material impact on earnings and resulted in a $0.4 million charge recorded against other comprehensive income on the balance sheet.

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

     All of the Company's commodity swaps, interest rate swaps and foreign currency derivatives have been designated as cash flow hedges. Hedge ineffectiveness of $7,000 was charged against income in the first six months of 2001, all of which was recorded in the first quarter, and was included in other-net on the Company's consolidated statements of income. All commodity swaps and foreign currency derivatives outstanding as of June 29, 2001 mature prior to December 31, 2002.

     SFAS No. 133 requires the fair value of outstanding derivative instruments to be recorded on the balance sheet. With the adoption of SFAS No.133, the Company began recording the fair values of its derivatives in prepaid expenses, other assets, other liabilities and accrued items and other long-term liabilities depending on the Company's rights or obligations under each derivative and the remaining term to maturity. As of June 29, 2001, the Company recorded derivative fair values of $3.7 million in prepaid expenses, $0.7 million in other assets, $1.9 million in other liabilities and accrued items and $1.1 million in other long-term liabilities on its consolidated balance sheet. Changes in fair values are recorded in income or other comprehensive income as appropriate under SFAS No. 133 guidelines. The change in the fair value of the Company's outstanding derivatives and other current hedging activity resulted in a credit to other comprehensive income of $1.1 million in the second quarter 2001 and $1.3 million for the first six months of 2001. As a result of derivatives maturing during the second quarter 2001, $0.7 million was relieved from other comprehensive income and was credited to income. For the first half of the year, $0.9 million has been relieved from other comprehensive income and credited to income as a result of matured derivatives. The net derivative loss recorded in other comprehensive income was $13,000 for the quarter ended June 29, 2001. The Company expects to reclassify $0.7 million of net gain on derivative instruments from the initial adjustment to other comprehensive income to earnings during the year ending December 31, 2001.

     The Company hedges a portion of its net investment in its Japanese subsidiary using yen denominated debt. A net gain of $0.2 million associated with translating the debt into dollars was recorded in the cumulative translation adjustment for the quarter ended June 29, 2001.

NOTE F -- NEW PRONOUNCEMENT

     In June 2001, the Financial Standards Accounting Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Under this statement, goodwill and other indefinite lived assets will no longer be amortized, but instead will be reviewed annually, or more frequently under certain circumstances, for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of the statement apply to any goodwill or other intangible assets acquired after June 30, 2001. The amortization provisions do not apply to goodwill and other intangible assets acquired prior to July 1, 2001 until adoption of the statement. The Company is required to adopt the statement by January 1, 2002, but early adoption is allowed. The Company had goodwill of $8.0 million on its consolidated balance sheet as of June 29, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

     Portions set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, automotive electronics, computers, optical media and microelectronics, or in particular geographic regions), the Company's success in implementing its strategic plans, the timely and successful completion of pending capital expansion projects, changes in government regulatory requirements, the enactment of new legislation that impacts the Company's obligations and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                   SECOND QUARTER     FIRST SIX MONTHS
                                                  ----------------    ----------------
                                                   2001      2000      2001      2000
       (Millions, except per share data)          ------    ------    ------    ------
Sales...........................................  $128.5    $137.2    $274.0    $272.6
Operating Profit................................     2.7       6.8      12.7      11.0
Diluted E.P.S. .................................  $ 0.08    $ 0.24    $ 0.45    $ 0.38

     Sales of $128.5 million in the second quarter 2001 were 6% lower than sales in the second quarter 2000 and represent the first quarter to quarter sales decline in two years. Sales for the first six months of 2001 were $274.0 million compared to $272.6 million in the first six months of 2000. The sales decline in the second quarter 2001 from the second quarter 2000 was caused by softening of demand from the telecommunications and computer markets, which are the Company's two largest markets. The decline was also in the domestic markets, as international sales (sales through international operations plus direct exports from the U.S.) grew to $38.5 million in the second quarter 2001 from $37.7 million in the second quarter 2000. For the first six months, international sales were $80.1 million, or 29.3% of total sales, in 2001 compared to $76.1 million, or 27.9% of sales, in 2000. Sales by the Metal Systems Group, the larger of the Company's two reportable segments, were lower in the second quarter and the first six months compared to the prior year while the Microelectronics Group's sales grew in both periods.

     The exchange rate effect reduced the translated value of the Company's foreign currency denominated sales by $1.6 million in the second quarter and $3.3 million in the first half of 2001 versus the comparable periods in 2000 as a result of the stronger dollar relative to the yen, euro and sterling. The copper and precious metal price pass through had a slightly negative impact on the sales in the second quarter 2001 but the impact was negligible for the first half of the year. Underlying selling prices, particularly within portions of the Metal Systems Group, remained the same or higher on average in the first half of 2001 compared to the first half of 2000.

     Gross margin was $23.6 million in the second quarter 2001 compared to $29.7 million in the second quarter 2000. As a percent of sales, gross margin decreased from 21.7% in the second quarter last year to 18.4 % in the current year. The decline in margin dollars generated resulted from the lower sales volumes and the unfavorable currency effect offset in part by the favorable pricing. Margins were also hampered by an increase in unabsorbed manufacturing costs. While cost reductions were made at various facilities in response to the reduced production requirements, particularly at Technical Materials, Inc.
(TMI), the over-all cost adjustments were not made to the same degree and as quickly as the reduction in volumes. Gross margin for the first six months of 2001 was $57.6 million, down slightly from the $58.0 million earned in the first six months of 2000. As a percent of sales, the gross margin was 21.0% in the first six months of 2001 compared to 21.3% in 2000. For the first six months, price increases offset the majority of the unfavorable currency effect and other cost issues.

     Selling, general and administrative expenses (SG&A) were $18.8 million, or 14.6% of sales, in the second quarter 2001 compared to $21.1 million, or 15.4% of sales, in the second quarter 2000. The majority of the improvement was due to lower incentive compensation expenses and legal costs not associated with chronic beryllium disease. In addition, TMI reduced selling expenses in response to the decline in sales volumes in the quarter. For the first six months, SG&A expenses were $40.3 million (14.7% of sales) in 2001 and $43.0 million (15.8% of sales) in 2000. The $2.7 million change is mainly due to lower medical and environmental, health and safety expenses as well as the aforementioned other legal costs. TMI's reduced selling expenses also impacted the year-to-date comparison, while corporate-wide incentive compensation expense is relatively flat between the first half of the two years.

     Research and development expenses (R&D) were $1.9 million in the second quarter 2001 versus $1.7 million in the second quarter 2000. R&D expenses for the first six months of 2001 were $3.6 million, a decrease of $0.1 million from the first six months of 2000. As a percent of sales, R&D expenses were 1.3% in the first half of 2001 and 1.4% in the first half of 2000. Approximately 75% of the total R&D expense supports the Metal Systems Group.

     Other-net expense was $0.2 million in the second quarter 2001 and $0.1 million in the second quarter 2000. For the first two quarters of each year, other-net expense was $1.0 million in 2001 and $0.3 million in 2000. The year-to-date difference was caused mainly by currency exchange gains being $0.9 million lower in 2001 than 2000. Other net includes other miscellaneous income and expense items such as metal financing fees, bad debt expense, cash discounts, amortization of intangible assets, gain or loss on sales of capital assets and other non-operating items.

     Operating profit in the second quarter 2001 was $2.7 million, a decline of $4.1 million from the second quarter 2000. The lower margin in the current quarter, as a result of the reasons previously described, was the cause for the reduction in profit. For the first six months, operating profit was $12.7 million in 2001 and $11.0 million in 2000. Operating profit as a percent of sales was 4.7% for the first half of 2001 and 4.0% for the first half of 2000.

     Interest expense was $0.9 million in the second quarter 2001 compared to $1.1 million in the second quarter 2000. For the first two quarters of the year, interest expense was $1.8 million in 2001 and $2.2 million in 2000. The majority of the difference between years for both the quarter and the first six months was an increase in interest capitalized associated with long-term capital projects. The current year average borrowing rate was lower, but the average debt level was higher than in the prior year.

     Income taxes were applied at rate of 31.5% of income before income taxes for the second quarter and the first six months of 2001. In 2000, a rate of 31.7% was used in the second quarter and 30.3% for the first six months. Major factors affecting the rate in 2001 include the level of foreign tax benefits, the depletion allowance and other credits.

     Net income was $1.3 million in the second quarter 2001, a $2.6 million decrease from the second quarter 2000. For the first six months of 2001, net income of $7.5 million was an improvement of $1.4 million over the first six months of 2000. Earnings per share was 8 cents in the second quarter 2001 compared to 24 cents in the same quarter last year. Year-to-date per share earnings in 2001 of 45 cents were 7 cents, or 18%, higher than the first six months of 2000.

SEGMENT DISCLOSURES

     The Company aggregates its businesses into two reportable segments - the Metal Systems Group and the Microelectronics Group. Corporate expenses as well as the operating results from the Company's beryllium mine and extraction mill in Utah historically were not included in either segment and were shown in the "All Other" column in the segment footnote.

     As a result of the recent corporate restructuring, the Company changed how costs flow between its various businesses and the corporate office. Certain costs that previously were recorded at the corporate office, primarily expenses related to beryllium health and safety and chronic beryllium disease, are being charged to the responsible businesses beginning in the first quarter 2001. Beginning in 2001, the "All Other" column in the segment disclosures includes the operating results of BEM Services, Inc. and Brush Resources Inc., two wholly-owned subsidiaries of the Company, as well as the parent company's operating expenses. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial over-sight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide, produced through its Utah operations, to outside customers and to businesses within the Metal Systems Group. The 2000 segment results presented in Note D to the Consolidated Financial Statements for the period ended June 29, 2001, as well as in this Management Discussion and Analysis, have been revised to reflect these changes on a pro forma basis. Management believes that these changes should more accurately reflect the operating results of its businesses on a go forward basis.

METAL SYSTEMS GROUP

                                                    SECOND QUARTER    FIRST SIX MONTHS
                                                    --------------    ----------------
                                                    2001     2000      2001      2000
(Millions)                                          -----    -----    ------    ------
Sales.............................................  $83.4    $95.1    $182.0    $186.3
Operating Profit (Loss)...........................   (1.6)     2.7       4.9       2.2

     The Metal Systems Group consists of Alloy Products, Technical Materials, Inc. and Beryllium Products. The following chart highlights business unit sales as a percent of the total Metal System Group sales:

                                                    SECOND QUARTER    FIRST SIX MONTHS
                                                    --------------    ----------------
                                                    2001     2000      2001      2000
                                                    -----    -----    ------    ------
Percent of Segment Sales
  Alloy...........................................   75.5%    70.5%     73.7%     72.0%
  TMI.............................................   15.1     23.9      18.2      22.4
  Beryllium Products..............................    9.4      5.6       8.1       5.6

     Total Alloy Product sales declined 6% in the second quarter 2001 from the second quarter 2000. Sales for the first six months of 2001 were unchanged from the first six months of 2000 as a result of stronger sales in the first quarter 2001. Alloy Products has two main product lines -- strip products and bulk products. Strip products is the larger of the two lines and its major products are precision strip and small diameter rod and wire manufactured from beryllium alloys. Strip product sales in the second quarter 2001 were 10% lower than the comparable period last year due to the slow down in the telecommunications and computer markets. The sales order entry rate was weak during the current quarter and in addition there were numerous orders that were cancelled, reduced or delayed by the customers.

     Total strip pounds sold were 20% lower in the second quarter 2001 than in the second quarter 2000. For the first half of 2001, pounds sold were 8% lower than the first half of 2000. Production from the strip mill at the Company's Elmore, Ohio facility, which was capacity constrained in 2000, was sufficient to meet demand in the first six months of 2001. Output was reduced in the second quarter 2001 from recent levels in response to the declining demand for strip products. The lower demand and the improved performance of the mill provided the opportunity to reduce work-in-process inventories and replenish the finished goods inventories.

     Bulk products are a family of beryllium and non-beryllium copper alloy products manufactured in rod, bar, tube, plate and a variety of customized forms. Sales of bulk products increased 2% in the second quarter 2001 from the second quarter 2000 while year-to-date sales increased 7% over the prior period. The improved sales resulted from increased demand from the undersea communications, aerospace and oil and gas markets. These markets started to show some softness in the latter half of the second quarter 2001 while the plastic tooling and welding markets have been soft for most of the current year. Bulk pounds sold remain unchanged in the current year as compared to last year.

     Sales of TMI products declined 45% in the second quarter 2001 from the second quarter 2000 after growing 9% in the first quarter 2001 from the first quarter 2000. Sales for the first six months of 2001 were 21% lower than the first six months of 2000. As with Alloy strip products, the fall-off in sales is due to the softness in the telecommunication and computer markets. TMI sales into the automotive market have also slowed. Order entry rates were significantly lower in the second quarter 2001 than at any time in fiscal 2000. TMI made significant reductions in its cost structure during the quarter in response to the downturn in the business and as a result, TMI generated a profit in the second quarter and the first half of 2001 despite the reduced volumes.

     Beryllium Products is the smallest of the Company's businesses. This unit manufactures pure beryllium and beryllium aluminum alloys for defense applications and a variety of commercial markets, including medical, optical scanning and electronics. Sales of these products improved 47% in the second quarter 2001 over the comparable period in 2000 while sales for the first six months of 2001 were 39% higher than the year ago period. The higher sales resulted from strength in the defense market.

     The gross margin on Metal Systems Group sales was 17.6% in the second quarter 2001 compared to 20.5% in the second quarter 2000. The unfavorable foreign currency exchange rate effect and the increase in unabsorbed costs as a result of lower production levels, particularly within Alloy, were the main causes for the decline in margins. These factors more than offset the impact of the Alloy price increases. The year-to-date gross margin was 21.0% in 2001 and 19.8% in 2000. A favorable product mix and operational efficiencies in the first quarter 2001, when the strip mill ran at a higher level of output, and the higher selling prices helped to keep the margin rate in the first half of 2001 above the 2000 level.

     Total SG&A and Other-net expenses were $0.6 million lower in the second quarter 2001 than the second quarter 2000. Year-to-date expenses were $0.7 million lower in the first half of 2001 compared to the first half of 2000. Reductions in TMI selling expenses, lower medical and environmental, health and safety costs and reduced incentive compensation (as a result of lower profits) were the main causes of the change between periods.

     As a result of the lower margins, offset in part by reduced expenses, the Metal Systems Group recorded an operating loss of $1.6 million in the second quarter 2001 after earning $2.7 million in the second quarter 2000. For the first half of the year, Metal Systems earned $4.9 million in 2001, a $2.7 million improvement over the first half of 2000.

MICROELECTRONICS GROUP

                                                      SECOND QUARTER    FIRST SIX MONTHS
                                                      --------------    ----------------
                                                      2001     2000      2001      2000
                     (Millions)                       -----    -----    ------    ------
Sales...............................................  $42.3    $41.8    $89.2     $83.4
Operating Profit....................................    0.9      2.7      3.3       4.8

     The Microelectronics Group (MEG) consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart highlights business unit sales as a percent of the total Microelectronics Group sales:

                                                      SECOND QUARTER    FIRST SIX MONTHS
                                                      --------------    ----------------
                                                      2001     2000      2001      2000
                                                      -----    -----    ------    ------
Percent of Segment Sales
  WAM...............................................   77.2%    74.6%    76.3%     75.6%
  Electronic Products...............................   22.8     25.4     23.7      24.4

     WAM is the larger of the business units within the MEG and its revenues grew by 5% in the second quarter 2001 from the second quarter 2000. For the first six months in 2001, WAM's sales improved by 8% over last year. The sales growth in the quarter resulted from strong demand from the wireless/photonic sector of the microelectronic market. Fiber optic applications began to soften in the second quarter 2001 from the higher levels in the first quarter 2001. WAM also sells into the optical media, magnetic head and decorative and performance film markets. The cost of the precious metal content of WAM's products is typically passed through to the customer and WAM's sales value is therefore affected by the cost and mix of the precious metals sold. The value added, or sales less the metal cost, removes the impact of the metal mix and price. The value added increased 17% in the first half of 2001 over the 2000 level. WAM manufactures a wide variety of products at its facilities in New York and Singapore, with physical vapor deposition targets being the most significant product line. In the second quarter 2001, WAM acquired various assets used in the production of frame lid assemblies from a competitor who withdrew from the market. WAM anticipates that the added capacity and capabilities will increase its sales of frame lid assemblies in the coming quarters.

     Sales of Electronic Products declined 9% in the second quarter but increased 4% for the first half of 2001 compared to 2000. Electronic Products manufactures four distinct product lines. Beryllia ceramics is the largest of the four and sales of these products were lower in the current year due to telecommunication market slow down, particularly the wireless sector of that market, and the phasing out of an automotive application. The customer base for these products is limited so the resulting revenue levels can fluctuate rapidly from period to period. The thick film product line has improved significantly during 2001, with revenues more than doubling in the current quarter and the first half over the prior year. The sales backlog for these products remains solid. Sales of the two smaller product lines -- direct bond copper and powder metal products -- were flat to down for the quarter and the year thus far.

     Gross margin on MEG sales was 14.6% in the second quarter 2001 versus 17.9% in the second quarter 2000. For the first half of the year, the gross margin was 16.1% in 2001 and 18.0% in 2000. The margin contribution from WAM improved in the quarter and the year thus far due to a favorable product mix and cost containment efforts. However, the product mix within Electronic Products was unfavorable as beryllia ceramics typically generate the highest variable margins and sales of those products declined. In addition, there were inventory adjustments and other cost issues that served to reduced margins in the quarter. Electronic Products made various adjustments to its cost structure late in the second quarter, including reductions to staff. The cost benefit from these adjustments should impact the third quarter.

     SG&A and Other-net expense were $0.4 million higher in the quarter and $0.8 million year-to-date 2001 than in the comparable periods in 2000. Selling and administrative expenses increased in order to support WAM's expanded operations at its Pure Tech subsidiary. Electronic Products increased its selling expense efforts in 2001 through geographic expansion and other additions to staff.

     Operating Profit for the MEG was $0.9 million in the second quarter 2001 compared to $2.7 million in the second quarter 2000. For the first six months of 2001, profit was $3.3 million, a 30% reduction from the profit earned in the first six months of 2000.

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

     The following table summarizes the activity associated with CBD cases:

                                                              QUARTER ENDED    QUARTER ENDED
                                                              JUNE 29, 2001    MARCH 30, 2001
                                                              -------------    --------------
Total cases pending.........................................        79                76
Total plaintiffs............................................       211               203
Number of claims (plaintiffs) filed during period ended.....       3(8)             5(11)
Number of claims (plaintiffs) settled during period ended...         0                 0
Aggregate settlements paid during period ended (dollars in
  thousands)................................................      $  0             $   0
Number of claims (plaintiffs) dismissed.....................         0                 0

     Additional CBD claims may arise. Management believes Brush Wellman has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of Brush Wellman's customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance. In class actions, plaintiffs have historically encountered difficulty in obtaining class certification. The Company recorded a reserve for CBD litigation of $10.7 million at June 29, 2001 and $9.1 million at December 31, 2000. The Company also recorded a receivable of $5.2 million at June 29, 2001 and $4.7 million at December 31, 2000 from its insurance carriers as recoveries for insured claims.

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

FINANCIAL POSITION

     Cash flow from operations was $1.8 million in the first six months of 2001. Cash balances increased $0.2 million during the first half of 2001 and stood at $4.6 million at the end of the second quarter 2001.

     Accounts receivable declined $3.4 million during the first six months of 2001. However, with lower sales in the second quarter 2001 compared to the fourth quarter 2000, the days sales outstanding increased by six days. The Company has not experienced any significant changes in its bad debts as a result of the slow-down in business and the recent lengthening of the receivable collection period.

     Inventories totaled $129.7 million at the end of the second quarter 2001, an increase of $14.0 million since year-end 2000 with $12.7 million of the increase occurring in the first quarter of 2001. The majority of the increase in inventory is in finished goods, as inventories in the Alloy worldwide distribution centers were replenished after operating at low levels during most of 2000. The quantity of Alloy finished goods increased 34% while raw material and work-in-process pounds decreased by 15% during the first half of 2001. Towards the end of the second quarter 2001, the Company purchased the first installment of beryllium under a long-term supply arrangement at a cost of $3.1 million. This material will be used during the third and fourth quarters, supplementing the beryllium supply from the Company's mining operations. TMI's inventories declined in response to the lower business level while WAM's inventories increased as their volumes continued to be strong.

     Capital expenditures were $15.8 million in the first two quarter of 2001. Approximately 60% of the spending was in support of Metal Systems. Major Metal Systems Group projects include annealing and pickling equipment for strip manufacturing in Reading, Pa., bulk annealing equipment in Elmore and an additional precious metal plating line at TMI. Major MEG capital projects in the first half of 2001 include a capacity expansion at the Company's Oceanside, Ca. facility that produces thick film circuits and the used assets acquired by WAM used in the manufacture of frame lid assemblies. The Company also purchased the land and mineral rights that were previously leased by its mining operations in Utah and land adjacent to its Utah milling facility for $1.3 million. The purchased mineral rights cover approximately 95% of the Company's proven bertrandite ore reserves.

     Accounts payable and other liabilities and accrued items were lower at the end of the second quarter 2001 as a result of the reduced business volumes and payment of the accrued incentive compensation for 2000 in early 2001. Other long-term liabilities grew $3.3 million in the first six months of 2001 as a result of increases to the legal liability reserves, changes in the fair value of derivative financial instruments and a financing arrangement for the Utah land purchase.

     Total balance sheet debt was $83.8 million at the end of the second quarter 2001 compared to $68.7 million at December 31, 2000. Short-term debt increased $7.1 million and long-term debt increased $8.0 million. Short-term debt includes $17.2 million of foreign currency denominated loans and $6.4 million of a precious metal denominated loan.

     Dividends paid totaled $4.0 million in the first half of 2001. The quarterly dividend payout remained the same at 12 cents per outstanding share. The Company received $1.8 million of cash for the purchase of common stock under stock option plans in the first two quarters of 2001.

     Cash flow from operations was $17.1 million in the first half of 2000 and cash balances grew by $5.4 million during the six-month period. Accounts receivable increased by $16.7 million during the first half of the year as a result of the record sales level and a slight increase in the days sales outstanding. Inventories declined by $4.0 million from the prior year-end level. Accounts payable and other liabilities and accrued items increased due to the higher activity level and to finance the growth in accounts receivable. Capital expenditures were $6.6 million during the first two quarters of 2000. Total balance sheet debt decreased by $2.3 million during the first half of 2000 while dividends paid totaled $3.9 million during the same time period.

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

     During the second quarter of 2001, the number of CBD cases grew from 76 cases (involving 203 plaintiffs), as of March 31, 2001, to 79 cases (involving 211 plaintiffs), as of June 29, 2001.

     The 79 pending CBD cases fall into three categories: 44 "employee cases" involving an aggregate of 44 Brush Wellman employees, former employees or surviving spouses (in 26 of these cases, a spouse has also filed claims as part of his or her spouse's case, and in one case, one child has filed a claim as part of his parent's case); 32 cases involving third party individual plaintiffs, with 68 individuals (and 46 spouses who have filed claims as part of their spouse's case, and ten children who have filed claims as part of their parent's case); and three purported class actions involving 14 individuals (and two spouses who have filed claims as part of their spouse's case). Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance, at least partially.

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

     A Consent Decree is pending between Brush Wellman Inc. and the Pima County Air Quality Control District. The Consent Decree requires Brush Wellman Inc. to pay $145,000 as full payment and complete satisfaction of all claims arising out of 6 counts of alleged violations of the Pima County Air Code. All of the alleged violations relate to the operation of a clothes dryer in the company's Tucson, Arizona plant and the alleged failure of Brush Wellman Inc. to vent the clothes dryer through the plant's air pollution control system.

  CLAIMS CONCLUDED SINCE THE END OF FIRST QUARTER 2001.

     As previously reported in the Form 10-Q for the second quarter of 1999, a subsidiary of the Company, Brush Wellman Inc., was a defendant in a case filed in the Court of Common Pleas, Ottawa County, Ohio on June 3, 1999: John Stipanovich, et al. v. Brush Wellman Inc., et al. The plaintiffs alleged that Brush Wellman negligently failed to remove beryllium chloride and other chemicals from a site located at Brush Wellman's Elmore, Ohio facility where the plaintiffs worked. The plaintiffs sought to recover damages for medical expenses incurred, both present and future, loss of earnings, and the plaintiffs' alleged permanent disability. This action has been settled by the Company for a nominal amount and the release was executed on June 13, 2001; however, the Company is awaiting final court dismissal.

     As previously reported in the Form 10-K for the year ended December 31, 2000, a subsidiary of the Company, Technical Materials, Inc. ("TMI"), and an employee of TMI were defendants in a case filed in the Superior Court of the State of Rhode Island on October 15, 1997: Handy & Harmon Electronic Materials Corporation v. Technical Materials, Inc., et al. The complaint alleged that TMI tortiously induced the employee to breach his confidentiality obligations to his former employer, the plaintiff, and misappropriated trade secrets of the plaintiff. The plaintiff sought permanently to enjoin TMI from using any confidential information obtained by the employee while he was employed with the plaintiff, and compensatory and punitive damages of unspecified amounts. This action has been settled by the Company for a nominal amount and the release was executed on May 16, 2001. The dismissal stipulation was filed with the Court on May 11, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders for 2001 was held on May 1, 2001.

     (b) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote:

                                   SHARES VOTED    SHARES VOTED     SHARES VOTED        SHARES
                                      "FOR"         "AGAINST"       "ABSTAINING"      "NON-VOTED"
                                   ------------    ------------    --------------    -------------
Joseph P. Keithley...............   14,953,187         -0-             202,175            -0-
William R. Robertson.............   14,950,846         -0-             204,516            -0-
John Sherwin, Jr.................   14,955,546         -0-             199,816            -0-

     The following directors continued their term of office after the meeting:
Albert C. Bersticker, Dr. Charles F. Brush, III, Gordon D. Harnett, David H. Hoag, William P. Madar, and R. Mohan Reddy.

     (c) The approval of the 1997 Stock Incentive Plan for Non-Employee Directors (as amended and restated as of May 1, 2001) was ratified and approved by the following vote:

                                   SHARES VOTED    SHARES VOTED     SHARES VOTED        SHARES
                                      "FOR"         "AGAINST"       "ABSTAINING"      "NON-VOTED"
                                   ------------    ------------    --------------    -------------
                                    12,113,736      2,699,519          342,105             2

     (c) The selection of Ernst & Young LLP as independent auditors for 2001 was ratified and approved by the following vote:

                                   SHARES VOTED    SHARES VOTED     SHARES VOTED        SHARES
                                      "FOR"         "AGAINST"       "ABSTAINING"      "NON-VOTED"
                                   ------------    ------------    --------------    -------------
                                    15,025,655        53,403           76,303              1

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

  (b) Reports on Form 8-K

     Brush Engineered Materials Inc. filed a report on Form 8-K on July 26, 2001 that included a copy of a press release reporting on the second quarter 2001 earnings.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BRUSH ENGINEERED MATERIALS INC.
Dated: August 10, 2001
                                          /s/ John D. Grampa
                                          --------------------------------------
                                          John D. Grampa
                                          Vice President Finance
                                          and Chief Financial Officer