Form 10-Q
period 2001-09-28
BRUSH ENGINEERED MATERIALS INC
filed 2001-11-13
CIK 1104657

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

For the quarterly period ended September 28, 2001

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

     As of November 2, 2001 there were 16,610,755 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) and its subsidiaries for the quarter ended September 28, 2001 are as follows:

        Consolidated Statements of Income --
           Three and nine months ended September 28, 2001 and September 29, 2000

        Consolidated Balance Sheets --
           September 28, 2001 and December 31, 2000

        Consolidated Statements of Cash Flows --
           Nine months ended September 28, 2001 and September 29, 2000

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                              THIRD QUARTER ENDED                  NINE MONTHS ENDED
(Dollars in thousands except share and  --------------------------------    --------------------------------
per share amounts)                      SEPT. 28, 2001    SEPT. 29, 2000    SEPT. 28, 2001    SEPT. 29, 2000
------------------------------------------------------------------------------------------------------------
Net sales.............................   $   106,194       $   143,926       $   380,174       $   416,532
  Cost of sales.......................        98,941           115,304           315,311           329,912
                                         -----------       -----------       -----------       -----------
Gross Margin..........................         7,253            28,622            64,863            86,620
  Selling, general and administrative
     expenses.........................        17,700            21,101            57,977            64,065
  Research and development expenses...         1,416             1,870             4,975             5,571
  Other-net...........................        (1,128)              (19)             (103)              314
                                         -----------       -----------       -----------       -----------
Operating (Loss) Profit...............       (10,735)            5,670             2,014            16,670
  Interest expense....................           679             1,227             2,507             3,407
                                         -----------       -----------       -----------       -----------
(Loss) Income before income taxes.....       (11,414)            4,443              (493)           13,263
  Income taxes........................        (3,647)              359              (207)            3,032
                                         -----------       -----------       -----------       -----------
Net (Loss) Income.....................   $    (7,767)      $     4,084       $      (286)      $    10,231
                                         ===========       ===========       ===========       ===========
Per Share of Common Stock: Basic......   $     (0.47)      $      0.25       $     (0.02)      $      0.63
Weighted average number of common
  shares outstanding..................    16,548,410        16,315,523        16,508,784        16,248,733
Per Share of Common Stock: Diluted....   $     (0.47)      $      0.25       $     (0.02)      $      0.62
Weighted average number of common
  shares outstanding..................    16,548,410        16,521,028        16,508,784        16,392,435
Cash dividends per common share.......   $        --       $      0.12       $      0.24       $      0.36

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              SEPTEMBER 28,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                            2001            2000
------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................    $  4,474        $  4,314
  Accounts receivable.......................................      71,299          92,334
  Inventories...............................................     118,980         115,643
  Prepaid expenses..........................................       8,308           8,525
  Deferred income taxes.....................................      33,977          29,263
                                                                --------        --------
          Total Current Assets..............................     237,038         250,079
Other Assets................................................      30,883          31,967
Property, Plant and Equipment...............................     470,048         449,697
  Less allowances for depreciation, depletion and
     impairment.............................................     295,005         279,237
                                                                --------        --------
                                                                 175,043         170,460
                                                                --------        --------
                                                                $442,964        $452,506
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................    $ 33,066        $ 25,435
  Accounts payable..........................................      21,765          34,714
  Other liabilities and accrued items.......................      34,415          39,021
  Dividends payable.........................................           0           1,987
  Income taxes..............................................       6,431           5,535
                                                                --------        --------
          Total Current Liabilities.........................      95,677         106,692
Other Long-Term Liabilities.................................      22,177          15,878
Retirement and Post-employment Benefits.....................      39,961          39,576
Long-term Debt..............................................      44,222          43,305
Deferred Income Taxes.......................................      19,204          17,148
Shareholders' Equity........................................     221,723         229,907
                                                                --------        --------
                                                                $442,964        $452,506
                                                                ========        ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                    NINE MONTHS ENDING
                                                              ------------------------------
                                                              SEPTEMBER 28,    SEPTEMBER 29,
(DOLLARS IN THOUSANDS)                                            2001             2000
--------------------------------------------------------------------------------------------
NET (LOSS) INCOME...........................................     $  (286)        $ 10,231
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................      16,713           17,590
  Decrease (Increase) in accounts receivable................      20,857          (18,713)
  Decrease (Increase) in inventory..........................      (3,333)             993
  Decrease (Increase) in prepaid and other current assets...      (1,724)             803
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................     (17,954)           6,478
  Increase (Decrease) in interest and taxes payable.........        (628)           1,682
  Increase (Decrease) in deferred income taxes..............        (156)            (136)
  Increase (Decrease) in other long-term liabilities........       2,985            1,518
  Other -- net..............................................         478            2,253
                                                                 -------         --------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES..........      16,952           22,699
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....     (20,651)         (13,030)
  Payments for mine development.............................        (282)            (308)
                                                                 -------         --------
       NET CASH PROVIDED FROM (USED IN) INVESTING
        ACTIVITIES..........................................     (20,933)         (13,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/(repayment of) short-term debt.....       7,349          (11,331)
  Proceeds from issuance of long-term debt..................      27,417           23,000
  Repayment of long-term debt...............................     (26,500)         (12,000)
  Issuance of Common Stock under stock option plans.........       1,753            3,175
  Payments of dividends.....................................      (5,967)          (5,882)
                                                                 -------         --------
       NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES..........................................       4,052           (3,038)
Effects of Exchange Rate Changes............................          89             (240)
                                                                 -------         --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............         160            6,083
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....       4,314               99
                                                                 -------         --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $ 4,474         $  6,182
                                                                 =======         ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 28, 2001 and December 31, 2000 and the results of operations for the third quarter ended September 28, 2001 and September 29, 2000. All of the adjustments were of a normal and recurring nature.

NOTE B -- INVENTORIES

                                                             SEPTEMBER 28,   DECEMBER 31,
(Dollars in thousands)                                           2001            2000
-----------------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies...............................    $ 18,371        $ 19,458
  In process...............................................      82,337          88,956
  Finished goods...........................................      44,775          33,202
                                                               --------        --------
       Gross inventories...................................     145,483         141,616
Excess of average cost over LIFO
     Inventory value.......................................      26,503          25,973
                                                               --------        --------
       Net inventories.....................................    $118,980        $115,643
                                                               ========        ========

NOTE C -- COMPREHENSIVE INCOME

     The reconciliation between Net Income and Comprehensive Income for the three and nine month periods ending September 28, 2001 and September 29, 2000 is as follows:

                                        THREE MONTHS ENDING             NINE MONTHS ENDING
                                   -----------------------------   -----------------------------
                                   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
(Dollars in thousands)                 2001            2000            2001            2000
------------------------------------------------------------------------------------------------
Net Income (Loss)................    $ (7,767)        $4,084          $  (286)        $10,231
Cumulative Translation
  Adjustment.....................         579           (336)            (201)           (875)
Change in the Fair Value of
  Derivative Financial
     Instruments.................      (5,480)            --           (5,493)             --
                                     --------         ------          -------         -------
Comprehensive Income.............    $(12,668)        $3,748          $(5,980)        $ 9,356
                                     ========         ======          =======         =======

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

                                             METAL       MICRO-       TOTAL      ALL
(Dollars in thousands)                      SYSTEMS    ELECTRONICS   SEGMENTS   OTHER     TOTAL
-------------------------------------------------------------------------------------------------
THIRD QUARTER 2001
Revenues from external customers..........  $ 61,778    $ 41,656     $103,434   $2,760   $106,194
Intersegment revenues.....................       578         542        1,120    1,311      2,431
Profit (loss) before interest and taxes...    (9,393)        208       (9,185)  (1,550)   (10,735)
THIRD QUARTER 2000
Revenues from external customers..........  $ 93,917    $ 48,498     $142,415   $1,511   $143,926
Intersegment revenues.....................       748         553        1,301    5,239      6,540
Profit (loss) before interest and taxes...     3,572       3,042        6,614     (944)     5,670
FIRST NINE MONTHS 2001
Revenues from external customers..........  $243,809    $130,851     $374,660   $5,514   $380,174
Intersegment revenues.....................     2,516       1,843        4,359   11,697     16,056
Profit (loss) before interest and taxes...    (4,445)      3,548         (897)   2,911      2,014
FIRST NINE MONTHS 2000
Revenues from external customers..........  $280,181    $131,923     $412,104   $4,428   $416,532
Intersegment revenues.....................     3,326       1,079        4,405   16,272     20,677
Profit (loss) before interest and taxes...     5,817       7,843       13,660    3,010     16,670

NOTE E -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as of January 1, 2001. The initial adjustment from adopting SFAS Nos. 133 (as amended) did not have a material impact on earnings and resulted in a $0.4 million charge recorded against other comprehensive income on the balance sheet.

     The Company is exposed to commodity price, interest rate and foreign currency exchange rate risks and attempts to minimize the effects of these exposures on earnings through a combination of natural hedges and the use of derivative financial instruments. The Company may secure commodity swaps to hedge copper purchases where changes in the copper price cannot be passed through to the Company's customers. The Company uses interest rate swaps to fix interest rates on floating rate obligations as appropriate. The Company also uses forward contracts, options and collars to hedge a portion of its anticipated foreign currency transactions. The Company has policies approved by the Board of Directors that establish the parameters for the allowable types of derivative instruments to be used, the maximum allowable contract periods, aggregate dollar limitations and other hedging guidelines. The Company will only secure a derivative if there is an identifiable underlying exposure that is not otherwise covered by a natural hedge. In general, derivatives will be held until maturity.

     All of the Company's commodity swaps, interest rate swaps and foreign currency derivatives have been designated as cash flow hedges. Hedge ineffectiveness of $44,000 was charged against income in the first nine months of 2001, including $26,000 in the third quarter, and was included in other-net on the Company's consolidated statements of income. All commodity swaps and foreign currency derivatives outstanding as of September 28, 2001 mature prior to December 31, 2002.

     SFAS No. 133 requires the fair value of outstanding derivative instruments to be recorded on the balance sheet. With the adoption of SFAS No. 133, the Company began recording the fair values of its derivatives in prepaid expenses, other assets, other liabilities and accrued items and other long-term liabilities depending on the Company's rights or obligations under each derivative and the remaining term to maturity. As of September 28, 2001, the Company recorded derivative fair values of $1.5 million in prepaid expenses, $0.3 million in other assets, $2.8 million in other liabilities and accrued items and $3.9 million in other long-term liabilities on its consolidated balance sheet. Changes in fair values are recorded in income or other comprehensive income as appropriate under SFAS No. 133 guidelines. The change in the fair value of the Company's outstanding derivatives and other current hedging activity resulted in a debit to other comprehensive income of $6.1 million in the third quarter 2001 and $6.1 million for the first nine months of 2001. The majority of the change in the third quarter resulted from the revaluation of a long-term variable-to-fixed interest rate swap and the revaluation of variable-to-fixed copper price swaps. As a result of derivatives maturing, $0.6 million was relieved from other comprehensive income and charged to income in the third quarter 2001 while $1.0 million was charged out of other comprehensive income against net income during the first nine months of 2001. The net derivative loss recorded in other comprehensive income was $5.5 million as of September 28, 2001. The Company expects to reclassify $0.7 million of net gain on derivative instruments from the initial adjustment to other comprehensive income to earnings during the year ending December 31, 2001.

     The Company hedges a portion of its net investment in its Japanese subsidiary using yen denominated debt. A net loss of $0.1 million associated with translating this debt into dollars was recorded in the cumulative translation adjustment as of September 28, 2001.

NOTE F -- NEW PRONOUNCEMENT

     In June 2001, the Financial Standards Accounting Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Under this statement, goodwill and other indefinite lived assets will no longer be amortized, but instead will be reviewed annually, or more frequently under certain circumstances, for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of the statement apply to any goodwill or other intangible assets acquired after June 30, 2001. The amortization provisions do not apply to goodwill and other intangible assets acquired prior to July 1, 2001 until adoption of the statement. The Company is required to adopt the statement by January 1, 2002, but early adoption is allowed. The Company had goodwill of $7.9 million on its consolidated balance sheet as of September 28, 2001.

NOTE G -- FINANCING ARRANGEMENTS

     The Company received a waiver from its bank group for certain covenants contained in its $65.0 million revolving credit agreement and its $59.7 million synthetic lease as of September 28, 2001. The banks agreed to waive the fixed charge coverage ratio and the funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and certain rent obligations) ratio covenants through the end of the third quarter 2002. As part of the waiver, the banks took a security interest in the Company's domestic assets. The banks and the Company also agreed to discuss amending these agreements during the fourth quarter 2001. The outstanding borrowings under the revolving credit agreement totaled $46.9 million as of September 28, 2001. The synthetic lease is considered an operating lease and therefore is an off-balance sheet obligation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

     Portions set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications, automotive electronics, computers, optical media and microelectronics, or in particular geographic regions), the Company's success in implementing its strategic plans, the timely and successful completion of pending capital expansion projects, the realization of savings from cost reduction initiatives, possible changes in government regulatory requirements, the enactment of new legislation that impacts the Company's obligations and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                      THIRD QUARTER    FIRST NINE MONTHS
                                                     ---------------   -----------------
(Millions, except per share data)                     2001     2000     2001      2000
----------------------------------------------------------------------------------------
Sales..............................................  $106.2   $143.9   $380.2    $416.5
Operating Profit (Loss)............................   (10.7)     5.7      2.0      16.7
Diluted Earnings (Loss) Per Share..................  $(0.47)  $ 0.25   $(0.02)   $ 0.62

     Sales of $106.2 million in the third quarter 2001 were 26% lower than sales in the third quarter 2000. Sales have declined for three straight quarters after establishing record highs in each of the previous five quarters. Sales for the first nine months of 2001 of $380.2 million were 9% lower than the comparable period in 2000. The sales fall-off in both the current quarter and the year was mainly due to softening of demand from the Company's two largest markets -- telecommunications and computer electronics. Demand from several of the Company's other markets also declined in the third quarter. Sales from both of the Company's reportable business segments -- the Metal Systems Group and the Microelectronics Group (MEG) -- were lower in the third quarter 2001 than in the third quarter 2000. The fall-off in demand had the largest effect on Alloy Products and Technical Materials, Inc. within the Metal Systems Group and Electronic Products within the MEG.

     The slow down in sales occurred predominately in the domestic portion of the business earlier in the year, with the international sales slow down occurring in the third quarter. International sales were $30.6 million (28.9% of sales) in the third quarter 2001 compared to $35.7 million (24.8% of sales) in the third quarter 2000. For the first three quarters, international sales were $110.8 million in 2001 and $111.8 million in 2000. The Company's sales from its international service centers are denominated in foreign currencies, primarily the euro, yen and sterling. The dollar on average has strengthened in 2001 compared to 2000, resulting in a lower translated value of these sales. The impact of the exchange rate effect on sales was a negative $0.8 million in the third quarter and a negative $4.1 million for the first nine months of 2001.

     The Company is facing increased pressures to reduce its selling prices in light of the current economic conditions of its major markets. While prices may have been reduced on particular applications in order to maintain the business, average prices in general remain equal to or greater than they were a year ago.

     Precious metal prices are typically passed through to the customer so changes in the Company's purchase prices are offset by changes in the sales value with no impact on margins. Sales were $0.8 million lower in the third quarter 2001 as compared to the third quarter 2000 as a result of lower average precious metal prices in the current period. For the year, the precious metal prices have reduced sales by $0.5 million.

     Gross margin in the third quarter 2001 was $7.3 million or 6.8% of sales compared to $28.6 million or 19.9% of sales in the third quarter 2000. For the first three quarters of 2001, gross margin was $64.9 million, a decline of $21.7 million from the first three quarters of 2000, while margin as a percent of sales decreased to 17.1% from 20.8%. All but $0.4 million of the year-to-date margin decline occurred in the third quarter. The main cause of the lower margins in the quarter is the lower sales volume and the related reduced production volumes. The lower volumes reduced the variable margin contribution (sales less materials and direct manufacturing costs) by $14.4 million in the third quarter 2001 from the third quarter 2000. The aforementioned negative currency effect on sales also flowed through against margins, the majority of which was in the Metal Systems Group. The sales mix effect on the third quarter margins was approximately $0.3 million unfavorable. The balance of the decline in margins in the current quarter was caused by a combination of an increase in unabsorbed manufacturing costs, inventory reductions and inventory valuation adjustments. Cost reductions were made in the quarter, both in the variable cost and manufacturing overhead areas. However, sales volumes dropped further and faster than anticipated and therefore the cost reduction efforts, particularly in manufacturing overhead, were not commensurate with the declining volumes, which then lead to an increase in unabsorbed costs. Several manufacturing facilities, including the Elmore, OH and Delta, UT plants, reduced their productive output in part by taking longer plant shutdowns in the third quarter of this year as compared to last year. TMI operated on a 32-hour workweek schedule through out the quarter as part of the cost reduction effort and in order to help balance output with demand.

     Selling, general and administrative (SG&A) expenses were $17.7 million, or 16.7% of sales, in the third quarter 2001, a $3.4 million reduction from the third quarter 2000. For the first nine months of the year, SG&A expenses were $58.0 million in 2001 and $64.1 million in 2000. SG&A expenses were 15.3% of year-to-date 2001 sales, relatively unchanged from the 15.4% of sales in the first nine months of 2000. The lower expenses in the quarter resulted from cost reduction initiatives, including layoffs, in light of the declining sales volumes. Incentive compensation accruals were also significantly lower than in the comparable quarter last year due to the fall-off in profits. In response to the lower sales volumes, the Company announced the closing of its California distribution center. This facility was the smallest of Alloy Products' four domestic distribution centers and the Company believes that customers can receive the same high quality of service from one of the other distribution centers and/or from its network of independent distributors. One-time shutdown costs for this facility and the severance costs for the layoffs company-wide totaled approximately $0.8 million in third quarter 2001 and is included in the $17.7 million SG&A expense. In addition to the above items, the 2001 year-to-date expenses were lower than in 2000 due to non-recurring legal costs associated with the corporate restructuring and miscellaneous law suits in 2000 and lower medical and environmental, health and safety costs in the first half of 2001.

     Research and development expenses (R&D) were $1.4 million in the third quarter 2001 and $1.9 million in the third quarter 2000. For the first nine months, R&D expenses were $5.0 million in 2001 and $5.6 million in 2000. As a percent of sales, R&D expenses remain unchanged at 1.3%. The spending level within R&D has been reduced as part of the Company's over-all cost reduction effort.

     Other-net income was $1.1 million in the third quarter 2001 compared to less than $0.1 million in the third quarter 2000. The metal financing fee on precious metal and copper inventories was lower in the third quarter 2001 than the third quarter 2000. In addition, accruals were reduced $0.6 million on an environmental remediation project in the third quarter 2001 as a result of revised cost estimates. For the first nine months of the year, Other-net income was $0.1 million in 2001 versus a net expense of $0.3 million in 2000. The year-to-date metal financing fee is lower in 2001, offsetting a reduction in the year-to-date currency exchange gains. Other-net also includes gains and losses on the disposal of fixed assets, amortization of intangible assets, bad debts, cash discounts and other non-operating items.

     The operating loss was $10.7 million in the third quarter 2001 compared to an operating profit of $5.7 million in the third quarter 2000. With the loss in the third quarter, the operating profit for the first nine months of 2001 was reduced to $2.0 million while profit in the first nine months of 2000 was $16.7 million.

     The main cause for the decline in profit is the lower sales and the related impact from reduced production volumes and inventory adjustments, partially offset by lower expenses. Prior to the third quarter, the operating profit in 2001 was $1.7 million higher than in the first half of 2000.

     Interest expense was $0.7 million in the third quarter 2001 compared to $1.2 million in the third quarter 2000. For the year thus far, interest expense was $2.5 million in 2001 and $3.4 million in 2000. The lower expense in the third quarter 2001 resulted from a decline in the average borrowing rates as average debt levels were higher in the current quarter. Interest capitalized in association with long-term projects was unchanged between the third quarter this year and last year, but it was $0.3 million higher in the first half of 2001 than in the first half of 2000.

     The loss before income taxes was $11.4 million in the third quarter and $0.5 million for the first nine months of 2001. In 2000, the Company had income before income taxes of $4.4 million in the third quarter and $13.3 million in the first nine months.

     A tax benefit rate of 32.0% was applied against the loss before income taxes in the third quarter 2001. The 2001 year-to-date tax benefit rate was 42.0%. The third quarter year-to-date tax rate in 2000 was 22.9%. Since the Company is in a loss position in 2001, normal credits, such as foreign tax benefits and the depletion allowance, increase the tax benefit rate whereas in the prior year these credits served to reduce the rate at which the tax expense was applied.

     The net loss was $7.8 million in the third quarter 2001, or $0.47 per share, and $0.3 million in the first three quarters of 2001, or $0.02 per share. In 2000, the Company earned $4.1 million, or $0.25 per share, in the third quarter and $10.2 million, or $0.62 per share, in the first three quarters.

SEGMENT DISCLOSURES

     The Company aggregates its businesses into two reportable segments - the Metal Systems Group and the Microelectronics Group. Corporate expenses as well as the operating results from the Company's beryllium mine and extraction mill in Utah historically were not included in either segment and were shown in the "All Other" column in the segment footnote.

     As a result of the recent corporate restructuring, the Company changed how costs flow between its various businesses and the corporate office. Certain costs that previously were recorded at the corporate office, primarily expenses related to beryllium health and safety and chronic beryllium disease, are being charged to the responsible businesses beginning in the first quarter 2001. Beginning in 2001, the "All Other" column in the segment disclosures includes the operating results of BEM Services, Inc. and Brush Resources Inc., two wholly-owned subsidiaries of the Company, as well as the parent company's operating expenses. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial over-sight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide, produced through its Utah operations, to outside customers and to businesses within the Metal Systems Group. The 2000 segment results presented in Note D to the Consolidated Financial Statements for the period ended September 28, 2001, as well as in this Management Discussion and Analysis, have been revised to reflect these changes on a pro forma basis. Management believes that these changes should more accurately reflect the operating results of its businesses on a go forward basis.

METAL SYSTEMS GROUP

                                                       THIRD QUARTER   FIRST NINE MONTHS
                                                       -------------   -----------------
(MILLIONS)                                             2001    2000     2001      2000
----------------------------------------------------------------------------------------
Sales................................................  $61.8   $93.9   $243.8    $280.2
Operating Profit (Loss)..............................   (9.4)    3.6     (4.4)      5.8

     Total Metal Systems Group sales declined $32.1 million, or 34%, in the third quarter 2001 from the third quarter 2000 while sales for the first nine months of the year declined $36.4 million, a 13% drop from last year. After earning a $5.0 million profit in the first half of 2001, the Group lost $9.4 million in the third quarter 2001, mainly as a result of the fall-off in volume.

     The Metal Systems Group consists of Alloy Products, TMI and Beryllium Products. The following chart highlights business unit sales as a percent of the total Metal Systems Group sales:

                                                        THIRD QUARTER     FIRST NINE MONTHS
                                                        --------------    ------------------
                                                        2001     2000      2001        2000
                                                        -----    -----    ------      ------
Percent of Segment Sales
  Alloy...............................................  76.8%    69.9%     74.5%       71.3%
  TMI.................................................  13.7     22.9      17.0        22.5
  Beryllium Products..................................   9.5      7.2       8.5         6.2

     Sales by Alloy Products, the Company's largest business, decreased 27.7% in the third quarter 2001 from the third quarter 2000. Year-to-date sales of Alloy Products sales were 9.0% lower in 2001 than 2000. After growing 6% in the first quarter 2001, Alloy sales have now declined two straight quarters. Alloy Products consists of two main product lines - strip products and bulk products. Strip products include precision strip and small diameter rod and wire manufactured from beryllium copper alloys. Sales of these products were 35.7% lower in the third quarter 2001 and 12.7% lower in the first three quarters of 2001 than the comparable periods last year as a result of the slow down in telecommunications and computer electronics, strip products' two largest markets. Strip pounds sold were 20% less in the first nine months of 2001 than in the first nine months of 2000. Sales order entry rates for strip products continued to be lower than in prior periods and there was no appreciable change in the backlog during the third quarter. Production levels at the Company's strip manufacturing operations at the Elmore, OH and Reading, PA. facilities were reduced once again in response to the lower demand and in order to reduce inventories. During most of 2000, these facilities were capacity constrained and were unable to meet all of the customer demand.

     Sales of bulk products declined 9.6% in the third quarter 2001 from the third quarter 2000 while year-to-date 2001 sales are slightly higher than in 2000. Bulk products include beryllium and non-beryllium copper alloy products manufactured in bar, tube, rod, plate and a variety of customized forms. Sales into the plastic tooling and welding markets continued to lag last year's pace while sales into the oil and gas, aerospace and undersea communications markets slowed in third quarter 2001 after growing in the first half of the current year. Total bulk product pounds sold were 2% less in the first nine months of 2001 than in the first nine months of 2000.

     TMI sales were 60.7% lower in the third quarter and 34.2% lower for the first nine months of 2001 than the comparable periods in 2000. Major applications for TMI's products, which are manufactured at the Company's Lincoln, RI facility, include contacts, semiconductors and connectors. The slowdown in the telecommunications and computer electronics markets began impacting sales volumes of these products late in the first quarter 2001. Management believes that the fall-off in these sales is related to the over-all market conditions and not caused by a loss in market share or technological obsolescence. Sales order entry rates showed a mild improvement late in the third quarter 2001. TMI implemented additional cost reduction initiatives in the second and third quarters, including further reductions in force, cost controls and reduced work hours and TMI remained profitable for the year despite the reduced volumes.

     Beryllium Products sales in the third quarter 2001 were 13.2% below the third quarter 2000. However, year-to-date sales have grown 18.9% over last year. Major markets for these products include defense, medical, optical scanning and electronics. The decline in sales in the third quarter was due to delays in government spending on approved defense programs. The Company anticipates that defense related orders should increase over the next several quarters.

     The gross margin on Metal Systems sales was 3.8% of sales in the third quarter 2001 compared to 20.7% in the third quarter 2000. For the first nine months of the year, margins were 16.7% in 2001 and 20.1% in 2000. The lower sales level in the third quarter 2001 versus the third quarter 2000 reduced the variable margin contribution by $13.2 million. The lower production levels coupled with the related increase in unabsorbed manufacturing costs and the inventory reduction were the other main factors for the lower margins in the quarter and for the year thus far. The negative currency effect also impacted the Metal Systems Group's margins. The mix effect was unfavorable during the third quarter in part due to the $1.6 million sale of beryllium containing input material with no margin.

     Total SG&A and Other-net expenses were $4.2 million lower in the third quarter 2001 than in the third quarter 2000 while expenses for the first nine months of 2001 were $4.8 million lower than the comparable period in 2000. Cost reduction efforts within TMI and Alloy in response to the declining sales volumes as well as a lower incentive compensation expense in 2001 were responsible for the improvement. Sales commissions are also lower in 2001. Severance and other one-time closure costs totaled $0.6 million in the third quarter 2001.

     The Metal Systems Group lost $9.4 million in the third quarter 2001 compared to a profit of $3.6 million in the third quarter 2000. For the first nine months of the year, the group lost $4.4 million in 2001 and earned $5.8 million in 2000, a difference of $10.2 million between periods.

MICROELECTRONICS GROUP

                                                       THIRD QUARTER   FIRST NINE MONTHS
                                                       -------------   -----------------
(Millions)                                             2001    2000     2001      2000
----------------------------------------------------------------------------------------
Sales................................................  $41.7   $48.5   $130.9    $131.9
Operating Profit.....................................    0.2     3.1      3.5       7.8

     After growing in the first half of 2001 over the first half of 2000, sales from the Microelectronics Group (MEG) declined $6.8 million, or 14.1%, in the third quarter 2001. Operating profit also declined from $3.1 million in the third quarter 2000 to $0.2 million in the third quarter 2001. While year-to-date sales are only $1.0 million behind the 2000 level, operating profit in 2001 is $4.3 million lower than last year. The MEG consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart highlights business unit sales as a percent of the total Microelectronics Group sales:

                                                        THIRD QUARTER     FIRST NINE MONTHS
                                                        --------------    ------------------
                                                        2001     2000      2001        2000
                                                        -----    -----    ------      ------
Percent of Segment Sales
  WAM.................................................  81.3%    77.5%     77.9%       76.3%
  Electronic Products.................................  18.7     22.5      22.1        23.7

     Revenues from WAM declined 9.8% in the third quarter 2001 from the third quarter 2000 while third quarter 2001 year-to-date revenues grew by 1.3%. WAM manufactures physical vapor deposition targets, specialty alloys and packaging materials, including frame lid assemblies, bonding wire and solder preforms. The majority of these products contain precious metals and the comparison of revenues between periods can be affected by the cost and the mix of precious metals sold. The value added, which is sales less the cost of precious metals sold, actually increased by 5.5% in the third quarter and 12.8% for the first nine months compared to the same periods in 2000. While WAM experienced softening in orders from the wireless and photonics sectors of the microelectronic market during the third quarter 2001, the growth in other applications for targets, including DVD (digital video disk) and GMR (giant magnetic resistive) materials, has allowed WAM to increase its margins and profits. Frame lid assembly (FLA) sales and value added increased in the third quarter 2001 as a result of the acquisition of additional assets used in manufacturing FLA's from a competitor who withdrew from the market in the second quarter 2001. Specialty alloy volumes declined slightly in the third quarter 2001 from the third quarter 2000 as a result of the softening in the electronics market. WAM continued to re-invest in its business and now has manufacturing operations in four domestic and two foreign locations.

     Sales by Electronic Products were 28.8% lower in the third quarter 2001 and 7.5% lower in the first nine months of 2001 versus the comparable periods in 2000. Beryllia ceramics, the largest product line within this business, was significantly affected by the telecommunications slow down, as sales of these products were off 44.2% in the third quarter 2001 from the year ago period. Beryllia ceramics are sold into a mature market with a limited customer base. Sales of thick film circuits, which had doubled in the first half of this year over the 2000 level, were essentially flat in the third quarter 2001 compared to the third quarter 2000. Direct bond copper and powder metal product sales were also slightly lower in the current year compared to last year.

     Gross margin on MEG sales was 12.3% in the third quarter 2001 and 16.8% in the third quarter 2000. For the first nine months of the year, the gross margin was 14.9% in 2001 and 17.6% in 2000. The variable margin contribution was $2.1 million lower in the third quarter 2001 as a result of the reduced sales volumes.

Unfavorable inventory adjustments of $0.8 million were recorded against gross margins in the third quarter 2001 due to obsolescence and other valuation issues.

     Total SG&A and Net-other expenses declined $0.2 million in the third quarter 2001 from the third quarter 2000. Expenses for the first three quarters of 2001 were $0.6 million higher than the first three quarters of 2000. Selling expenses were higher in the quarter and for the year in order to support the increased WAM activities while administrative and incentive compensation expenses declined. Severance costs totaled $0.2 million in the third quarter 2001. Precious metal financing fees were $0.3 million lower in the third quarter 2001 and $0.6 million lower in the first three quarters of 2001 compared to the same periods last year. The savings resulted from reduced quantities of metal on hand and lower financing rates.

     Operating profit for the MEG was $0.2 million in the third quarter 2001, a $2.9 million decline from the third quarter 2000. Year-to-date operating profit was $3.5 million in 2001 and $7.8 million in 2000. Year-to-date operating profit as a percent of sales was 2.9% in 2001 and 5.9% in 2000.

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

     The following table summarizes the activity associated with CBD cases:

                                                           QUARTER ENDED    QUARTER ENDED
                                                           SEPT. 28, 2001   JUNE 29, 2001
                                                           --------------   -------------
Total cases pending......................................         80              79
Total plaintiffs.........................................        208             211
Number of claims (plaintiffs) filed during period
  ended..................................................       9(15)            3(8)
Number of claims (plaintiffs) settled during period
  ended..................................................          0               0
Aggregate settlements paid during period ended (dollars
  in thousands)..........................................      $   0            $  0
Number of claims (plaintiffs) dismissed..................       8(16)              0
Number of claims (plaintiffs) voluntarily withdrawn......        0(2)              0

     Additional CBD claims may arise. Management believes it has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of Brush Wellman's customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance. In class actions, plaintiffs have historically encountered difficulty in obtaining class certification. The Company recorded a reserve for CBD litigation of $11.8 million at September 28, 2001 and $9.1 million at December 31, 2000. The Company also recorded a receivable of $5.0 million at September 28, 2001 and $4.7 million at December 31, 2000 from its insurance carriers as recoveries for insured claims.

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

FINANCIAL POSITION

     While the Company had a $0.3 million net loss for the first three quarters of 2001, cash flow from operations was $17.0 million during the period. The difference was primarily a result of the effects of depreciation and changes in working capital. Cash balances were $4.5 million at the end of the third quarter 2001, an increase of $0.2 million from December 31, 2000.

     Accounts receivable declined $21.0 million since the beginning of the current year. The lower sales volume in the current year is responsible for this reduction. The days sales outstanding increased by approximately four days since the fourth quarter 2000, but it did improve slightly in the third quarter 2001 over the second quarter 2001.

     Inventories increased $3.3 million during the first nine months of 2001. However, inventories declined $10.7 million during the third quarter 2001 as a result of lower production volumes and plant shutdowns. The majority of the decrease in inventories in the third quarter was in the Metal Systems Group and Alloy Products in particular. Alloy inventory pounds declined 14.9% during the first three quarters of 2001, with the majority of the decrease coming from Elmore's work-in-process inventories. Scrap inventories at Elmore were also reduced significantly during the first three quarters of 2001. Inventory turns were unchanged from the second quarter, indicating that the inventory reduction in the third quarter was in line with the decreased sales volumes. Turns have slowed, however, since the fourth quarter 2000.

     Capital expenditures were $20.9 million for the first three quarters of 2001. The Company slowed down the spending rate in the third quarter as capital expenditures totaled $15.8 million in the first half of the year and only $5.1 million in the third quarter. Approximately 55% of the year-to-date expenditures support the Metal Systems Group. Major projects for this Group include bulk product annealing equipment in Elmore, strip product annealing and pickling equipment in the Reading facility and precious metal plating equipment at TMI. Major capital projects within the MEG include a capacity expansion at the Company's thick film circuit manufacturing facility in Oceanside, CA. and the acquisition of the FLA manufacturing assets by WAM. The Company also purchased the land and mineral rights that were previously leased by its mining operations in Utah and land adjacent to its Utah milling facility for $1.3 million. The purchased mineral rights cover approximately 95% of the Company's proven beryllium reserves.

     Accounts payable and other liabilities and accrued items were a combined $17.6 million lower at the end of the third quarter 2001 than at the beginning of the year as a result of reduced business volumes in the current year and payment of the accrued incentive compensation for 2000 in early 2001. Other long-term liabilities grew $6.3 million as a result of changes to the legal liability reserves and changes in the carrying value of various derivative financial instruments.

     Total balance sheet debt stood at $77.3 million at the end of the third quarter, an increase of $8.5 million since year-end 2000. The increase in debt occurred in the first half of the year as, even with the slow down in business and the operating loss in the third quarter, total debt was reduced by $6.5 million from the end of the second quarter 2001. For the year, short-term debt increased $7.6 million and long-term debt increased $0.9 million. Short-term debt includes $17.7 million of foreign currency denominated loans and $7.1 million of a precious metal denominated facility. The increase in long-term debt was used to finance the majority of the Utah land purchase. The Company received a waiver from its bank group for certain covenants contained in its revolving credit agreement and a synthetic lease obligation effective as of September 28, 2001. As part of that waiver, the banks took a security interest in the Company's domestic assets. The Company and its bank group agreed to discuss amending these agreements during the fourth quarter 2001. It is possible that, if amended, the agreements will eliminate, revise or add various covenants.

     Dividends paid totaled $6.0 million in the first nine months of 2001. Subsequent to the dividend payment in July, the Company announced the suspension of the normal $0.12 per share quarterly dividend. The dividend was suspended in order to improve the Company's future cash and debt positions in light of the current operating loss and market conditions. The dividend payments were typically $2.0 million per quarter.

     The Company received $1.8 million of cash for the purchase of common stock under stock option plans during the first three quarters of 2001. All of this cash was received in the first half of the year.

     Cash flow from operations was $22.7 million in the first nine months of 2000. Accounts receivable grew $21.8 million during that time frame as a result of the record sales volumes and an increase in the days sales outstanding. Inventories decreased by $2.1 million as the Company entered into an off balance sheet agreement to finance $8.3 million of its copper-based inventory. Capital expenditures were $13.3 million during the first three quarters of 2000. The Company paid three quarterly dividends at $0.12 per share totaling $5.9 million. Total balance sheet debt declined $1.9 million during the first nine months of 2000.

     Funds generated by operations plus the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditure requirements and remediation projects. Excess cash, if any, is invested in money market or other high quality investments.

MARKET RISK DISCLOSURE

     For information regarding the Company's market risks, refer to page 21 of the annual report to shareholders for the year ended December 31, 2000.

OUTLOOK

     Due to the degree of softening in the Company's major markets and the suddenness with which the global economic conditions affected the Company's sales, it is currently difficult to project business levels with a high degree of reliability. Major customers and end-use demand generators for the Company's products have indicated that their forecasts are changing rapidly and that they do not have much visibility into their future requirements. The Company's current outlook, therefore, does not call for any significant improvement in sales volumes in the near term. While the Company remains confident in the long-term potential of its various markets, it is unable to project when those markets and the over-all economy will improve. Sales in the fourth quarter 2001 may be lower than in the third quarter 2001 at least in part due to the fourth quarter having fewer shipping days than the third quarter.

     Given the reduced sales volumes, the Company has and will continue to adjust its cost structure to improve its profitability. During the first nine months of 2001, the Company reduced its workforce by approximately 13%. More reductions are anticipated to occur in the fourth quarter. Plant shutdowns, reduced work weeks and spending control and efficiency programs are being used to lower the Company's break-even point. In addition, the Company has and will continue to implement plans to improve its cash flows. The rate of spending on capital programs has been slowed down and it is anticipated that capital expenditures in 2002 will be lower than in 2001. As previously noted, inventories were reduced in the third quarter and the quarterly dividend has been suspended. The Company will continue to evaluate its investment options in order to generate the optimal return on its working and fixed capital investments. The Company believes that a large portion of the recent changes in its cost structure are of a permanent nature and therefore will allow for a more rapid growth in profitability once its markets improve.

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

     During the third quarter of 2001, the number of CBD cases grew from 79 cases (involving 211 plaintiffs) as of June 29, 2001 to 80 cases (involving 208 plaintiffs), as of September 28, 2001. During the third quarter, eight cases involving fourteen plaintiffs were dismissed. In one additional case, one plaintiff and his spouse voluntarily dismissed their claims, but the case remains pending with other plaintiffs.

     The 80 pending CBD cases fall into three categories: 45 "employee cases" involving an aggregate of 46 Brush Wellman employees, former employees or surviving spouses (in 27 of these cases, a spouse has also filed claims as part of his or her spouse's case); 32 cases involving third party individual plaintiffs, with 67 individuals (and 44 spouses who have filed claims as part of their spouse's case, and ten children who have filed claims as part of their parent's case); and three purported class actions involving 13 individuals (and one spouse who has filed a claim as part of her spouse's case). Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of our customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by insurance, at least partially.

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

  CLAIMS CONCLUDED SINCE THE END OF SECOND QUARTER 2001

     As previously reported in the Form 10-Q for the second quarter of 2001, a Consent Decree related to alleged violations of the Pima County Air Code was pending between Brush Wellman and the Pima County Air Quality Control District. On August 21, 2001, Brush Wellman and the District filed that Consent Decree and an accompanying Settlement Agreement in Arizona Superior Court. Under the Decree and the Agreement, Brush Wellman paid a civil penalty of $145,000, and the matter was dismissed on August 27, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        (10)   Second Amendment to the Deferred Compensation Plan for
               Non-Employee Directors (as amended through September 11,
               2001).

        (11) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

     (b) Reports on Form 8-K

     Brush Engineered Materials Inc. filed a report on Form 8-K on August 28, 2001 that included a copy of a press release revising sales forecasts for the remainder of the year.

     Brush Engineered Materials Inc. filed a report on Form 8-K on September 12, 2001 that included a copy of a press release suspending future dividend payments and revising forecasts for the remainder of the year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       BRUSH ENGINEERED MATERIALS INC.
Dated: November 13, 2001
                                                       /s/ John D. Grampa
                                                       --------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer