Form 10-K405
period 2001-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2002-03-27
CIK 1104657

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 11, 2002 was approximately $205,364,758.

     As of March 11, 2002, there were 16,637,041 shares of Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 7, 2002 are incorporated by reference into Part III.

                                     PART I

     Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein, the condition of the markets which the Company serves (especially as impacted by events in particular markets, including telecommunications and computers, optical media, automotive electronics, industrial components, aerospace and defense and appliance markets, or in particular geographic regions), changes in product mix, financial condition of customers, the Company's success in implementing its strategic plans, the timely and successful completion of pending capital expansion projects, tax rates, exchange rates, energy costs, the cost and availability of insurance, changes in government regulatory requirements, the enactment of new legislation that impacts the Company's obligations and the conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

ITEM 1. BUSINESS

     Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a leading manufacturer of high-performance engineered materials serving the global telecommunications and computer, optical media, automotive electronics, industrial components, aerospace and defense and appliance markets. As of December 31, 2001 the Company had 1,946 employees.

     As a result of a corporate restructuring completed on January 1, 2001, the Company changed how costs flow between its various businesses and the corporate office. Certain costs that previously were recorded at the corporate office, primarily expenses related to beryllium health and safety and chronic beryllium disease (CBD), are being charged to the responsible businesses beginning with the first quarter of 2001. This organizational structure better reflects the way the Company is managed. In addition, the businesses are better positioned to capture the benefits of their individual growth opportunities unencumbered by the financial, economic and operating risks of other regions or businesses.

     Under this structure, the Company's subsidiaries are organized under two reportable segments, i.e., the Metal Systems Group and the Microelectronics Group. The Metal Systems Group includes Brush Wellman Inc. (Alloy Products and Beryllium Products) and Technical Materials, Inc. (TMI). The Microelectronics Group includes Williams Advanced Materials Inc. (WAM) and Electronic Products, which consists of Zentrix Technologies Inc. (Zentrix) and Brush Ceramic Products Inc. (a wholly owned subsidiary of Brush Wellman Inc.) Portions of Brush International, Inc. are included in both segments. Included in "All Other" in the Company's financial statements included later in this Form 10-K are the operating results from BEM Services, Inc. and Brush Resources Inc., two wholly owned subsidiaries of the Company. BEM Services charges a management fee for services, such as administrative and financial oversight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide produced through its Utah operations to outside customers and to businesses within the Metal Systems Group. As of December 31, 2001 BEM Services, Inc. and Brush Resources Inc. had 167 employees.

METAL SYSTEMS GROUP

     The Metals Systems Group is comprised of Alloy Products (primarily copper beryllium), Beryllium Products and TMI. In 2001, 63% of the Company's sales were from this segment (67% in each of 2000 and 1999). As of December 31, 2001 the Metal Systems Group had 1,171 employees.

     Alloy Products manufactures products that are metallurgically tailored to meet specific customer performance requirements. Copper beryllium alloys exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, automotive electronics, aerospace, oil exploration, appliances and plastic mold tooling markets. These products are sold domestically through Brush distribution centers and internationally through Company-owned distribution centers and independent sales representatives.

     Beryllium Products manufactures products that include beryllium, AlBeMet(R) and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structural materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. In 2001, the Company purchased land and mineral rights that were previously leased by its mining operations in Utah. Beryllium products are used in a variety of high-performance applications in the medical, electronic, defense, aerospace and optical scanning markets. Beryllium-containing products are sold throughout the world through a direct sales organization and through company-owned and independent distribution centers.

     Alloy Products and Beryllium Products' only direct competitor in both the beryllium and beryllium alloys field is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe. Alloy Products competes with alloy systems manufactured by Olin Corporation, Wieland Electric Inc. and Stolberger Metallwerke GmbH, and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. While the Company is the only domestic producer of metallic beryllium, it competes with other fabricators as well as with designs utilizing other materials.

     TMI manufactures engineered material systems which are combinations of precious and non-precious metals in continuous strip form, and are used in complex electronic and electrical components in telecommunications systems, automotive electronics, semi-conductors and computers. TMI's products are sold directly and through its sales representatives. Divisions of Cookson Group, plc., Metallon Inc. and several European manufacturers are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches.

METAL SYSTEMS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2001, 2000 and 1999 was $60,945,000, $140,246,000 and $91,844,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2001 will be filled during 2002.

     Sales are made to approximately 2,000 customers. Government sales, principally subcontracts, accounted for about 3.3% of Metal Systems Group sales in 2001 as compared to 2.3% in 2000 and 2.0% in 1999. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 38% of the Metal Systems Group sales in 2001, 33% in 2000 and 34% in 1999. Other segment reporting and geographic information set forth on page 39 in Note L to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference.

METAL SYSTEMS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $4,679,000 in 2001, $5,543,000 in 2000, and $6,799,000
in 1999. A staff of 22 scientists, engineers and technicians was employed in this effort as of year end 2001. Some research and development projects, expenditures for which are not material, were externally sponsored.

MICROELECTRONICS GROUP

     The Microelectronics Group is comprised of WAM and Electronic Products, which consists of Zentrix and Brush Ceramic Products Inc. In 2001, 36% of the Company's sales were from this segment (32% in 2000 and 31% in 1999). As of December 31, 2001 the Microelectronics Group had 608 employees.

     WAM manufactures and fabricates precious metal and specialty metal products for the hybrid microelectronics, semiconductor, optical media, electron tube, magnetic head including magnetic resistive (MR) and giant magnetic resistive
(GMR) materials, wireless, photonics, aerospace and performance film industries. WAM's major product lines include vapor deposition materials, clad and precious metal preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

     WAM's products are sold directly from WAM's facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York; Singapore and the Philippines, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Praxair Inc., Engelhard Corporation, Honeywell International Inc. and a number of smaller regional and national suppliers.

     Zentrix produces electronic packaging, circuitry and powder metal products. Production sites include Oceanside, California; Tucson, Arizona; Newburyport, Massachusetts and Kuala Lumpur, Malaysia. Beyond its manufacturing capabilities, Zentrix also markets and distributes beryllia ceramics for Brush Ceramic Products Inc. These products are used in wireless communication, automotive, medical and aerospace applications. Zentrix's products are sold directly and through its sales representatives. Zentrix's principal competitor in the beryllia ceramics market is CBL Ltd. Other competitors of Zentrix include Kyocera Corporation, Semx Corporation, Aeroflex Inc., American Technical Ceramics and Anaren Microwave, Inc. Competitive materials include alumina, aluminum nitride and composites.

MICROELECTRONICS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2001, 2000 and 1999 was $20,458,000, $31,225,000 and $20,283,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2001 will be filled during 2002.

     Sales are made to approximately 1,700 customers. Government sales, principally subcontracts, accounted for 2.8% of Microelectronics Group sales in 2001 as compared to 1.2% in 2000 and less than 1% in 1999. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 13% of Microelectronics Group sales in 2001, 15% in 2000 and 23% in 1999. Other segment reporting and geographic information set forth on page 39 in Note L to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference.

MICROELECTRONICS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1,648,000 in 2001, $1,894,000 in 2000 and $1,707,000 in
1999. A staff of 12 scientists, engineers and technicians was employed in this effort as of year end 2001.

GENERAL

AVAILABILITY OF RAW MATERIALS

     The principal raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel, platinum and palladium. Ore reserve data in Management's Discussion and Analysis on page 18 of the Company's annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference. The Company has agreements to purchase stated quantities of beryl ore, beryllium metal and beryllium-copper master alloy from the Defense Logistics Agency of the U.S. Government. In addition, the Company has a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of beryllium-copper master. The availability of these raw materials, as well as other materials used by the Company, is adequate and generally not dependent on any one supplier.

PATENTS AND LICENSES

     The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's business is not materially dependent on any one patent or license or on all of its patents and licenses as a group.

REGULATORY MATTERS

     The Company is subject to a variety of laws including those which regulate the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in the Company's manufacturing processes. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. For decades the Company has operated its beryllium facilities under stringent standards of inplant and outplant discharge. These standards, which were first recommended by the Atomic Energy Commission over fifty years ago, were, in general, substantially adopted by the United States Environmental Protection Agency (the "U.S. EPA") and the Occupational Safety and Health Administration ("OSHA"). The government has continued to review these standards, and governmental agencies continue to debate their adequacy. The Department of Energy has proposed a chronic beryllium disease preventive regulation for occupational exposure to beryllium at Department of Energy facilities. The Company has been the subject of newspaper articles concerning the beryllium industry and chronic beryllium disease. These articles, and others similar to them, may exacerbate the regulatory environment in which the Company operates.

ITEM 2. PROPERTIES

     The material properties of the Company, all of which are owned in fee except as otherwise indicated, are as follows:

MANUFACTURING FACILITIES

     BREWSTER, NEW YORK -- A 35,000 square foot leased facility on a 6.0 acre site for manufacturing services relating to non-precious metals.

     BUFFALO, NEW YORK -- A complex of approximately 97,000 square feet on a 3.8 acre site providing facilities for manufacturing, refining and laboratory services relating to high purity precious metals.

     DELTA, UTAH -- An ore extraction plant consisting of 86,000 square feet of buildings and large outdoor facilities situated on a 4,400 acre site. This plant extracts beryllium from bertrandite ore from the Company's mines as well as from imported beryl ore.

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

     JUAB COUNTY, UTAH -- 7,500 acres with respective mineral rights in Juab County, Utah from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of the mineral rights is held under lease. Ore reserve data set forth on page 18 in the annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference.

     KUALA LUMPUR, MALAYSIA -- A 3,000 square foot leased manufacturing facility that performs finishing operations on electronic packaging.

     LINCOLN, RHODE ISLAND -- A manufacturing facility consisting of 124,000 square feet located on 7.5 acres. This facility produces reel-to-reel strip metal products which combine precious and non-precious metals in continuous strip form and related metal systems products.

     LORAIN, OHIO -- A manufacturing facility consisting of 55,000 square feet located on 15 acres. This facility produces non-beryllium metal alloys in electronic induction furnaces which are continually cast into bar stock and heat treated.

     NEWBURYPORT, MASSACHUSETTS -- A 30,000 square foot manufacturing facility on a 4 acre site that produces alumina, beryllia ceramic and direct bond copper products.

     OCEANSIDE, CALIFORNIA -- Two leased facilities totaling 20,200 square feet on 1.25 acres of leased land. Over three-quarters of these facilities are comprised of clean rooms for the production of thick-film circuits and other complex circuits.

     SANTA CLARA, CALIFORNIA -- A 5,800 square foot leased facility that provides bonding services relating to Physical Vapor Deposition (PVD) materials.

     SHOEMAKERSVILLE (READING), PENNSYLVANIA -- A 123,000 square foot plant on a 10 acre site that produces thin precision strips of copper beryllium and other alloys and copper beryllium rod and wire.

     SINGAPORE -- A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

     SUBIC BAY, PHILIPPINES -- A 5,000 square foot leased facility that manufactures Combo-Lid(R) and performs preform assembly, inspection and packaging.

     TUCSON, ARIZONA -- A complex containing approximately 63,000 square feet of building space on a 10 acre site for the production of beryllium oxide ceramic substrates and copper/tungsten heatsinks for use in electronic applications.

     WHEATFIELD, NEW YORK -- A 29,000 square foot leased facility on a 10.2 acre site for manufacturing services relating to braze material and specialty alloys.

RESEARCH FACILITIES AND ADMINISTRATIVE OFFICES

     CLEVELAND, OHIO -- A 110,000 square foot building on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

SERVICE AND DISTRIBUTION CENTERS

     ELMHURST, ILLINOIS -- A 28,500 square foot leased facility principally for distribution of copper beryllium alloys.

     FAIRFIELD, NEW JERSEY -- A 24,500 square foot leased facility principally for distribution of copper beryllium alloys.

     FUKAYA, JAPAN -- A 35,500 square foot facility on 1.8 acres of land in Saitama Prefecture principally for distribution of copper beryllium alloys.

     SINGAPORE -- A 2,500 square foot leased sales office which houses employees of Alloy Products and WAM Far East.

     STUTTGART, GERMANY -- A 24,750 square foot leased facility principally for distribution of copper beryllium alloys.

     THEALE (READING), ENGLAND -- A 19,700 square foot leased facility principally for distribution of copper beryllium alloys.

     WARREN, MICHIGAN -- A 34,500 square foot leased facility principally for distribution of copper beryllium alloys.

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

     During 2001, the number of CBD cases grew from 71 (involving 192 plaintiffs), as of December 31, 2000, to 76 cases (involving 193 plaintiffs) as of December 31, 2001. During 2001, an aggregate of two cases involving three plaintiffs were settled. 12 cases involving 25 plaintiffs were voluntarily dismissed by the plaintiffs. In addition, in one case, six plaintiffs voluntarily dismissed their claims, and in another case, two plaintiffs were voluntarily withdrawn. No other cases were dismissed in 2001.

     The 76 pending CBD cases fall into three categories: 45 "employee cases" involving an aggregate of 46 Brush Wellman employees, former employees or surviving spouses (in 27 of these cases, a spouse has also filed claims as part of his or her spouse's case); 28 cases involving third-party individual plaintiffs, with 58 individuals (and 38 spouses who have filed claims as part of their spouse's case, and 10 children who have filed claims as part of their parent's case); and three purported class actions, involving 13 individuals (and one spouse who has filed claims as part of her spouse's case), as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

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

     From January 1, 2002 to March 22, 2002, one case brought by the estate of a former employee was voluntarily dismissed by the plaintiff. One employee case (involving two plaintiffs) was voluntarily dismissed by the plaintiffs. One third-party case (involving one plaintiff) was settled and dismissed. Two employee cases (involving three plaintiffs), were voluntarily dismissed by the plaintiffs; however, the Company is awaiting final court dismissal. The Company is currently engaged in settlement negotiations that will result in the dismissal of 21 pending lawsuits (involving 88 plaintiffs), including two of the purported class actions. As part of this potential settlement, two third-party cases (involving three plaintiffs), one employee case (involving two plaintiffs), and two purported class actions (involving 7 individual plaintiffs) have been dismissed. In one third-party case (involving two plaintiffs), the plaintiffs have filed a stipulation for dismissal; however, the Company is awaiting final court dismissal. The settlement is expected to result in the dismissal of 15 additional cases. However, at this time, the Company is including these cases within the total number of reportable pending cases as the settlement has not been finalized. Certification has been denied in the Company's only remaining purported class action.

ENVIRONMENTAL CLAIMS

     Brush Wellman was identified as one of the Potentially Responsible Persons (the "PRPs") under the Comprehensive, Environmental, Response, Compensation and Liability Act ("CERCLA") at the Spectron Superfund Site in Elkton, Maryland. It reached a settlement with the U.S. EPA resolving its liability under the Administrative Orders by Consent dated August 21, 1989 and October 1, 1991 for $20,461. In August 2001, the U.S. EPA and the Galaxy Spectron Group (of which Brush Wellman is a member) made a de minimis settlement offer, designed to resolve all remaining liability with respect to the Spectron Site, to PRPs that sent relatively small amounts of hazardous substance-containing materials to the site. Brush Wellman has elected to participate in the settlement. Under the terms of the proposed settlement, Brush Wellman's payment obligation is $122,000. The settlement has not been finalized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as to the executive officers of the Company.

       NAME               AGE                       POSITIONS AND OFFICES
-------------------       ---       ------------------------------------------------------
Gordon D. Harnett         59        Chairman of the Board, Chief Executive Officer and
                                    Director
John D. Grampa            54        Vice President Finance and Chief Financial Officer
William R. Seelbach       53        President
Daniel A. Skoch           52        Senior Vice President Administration

     MR. HARNETT was elected Chairman of the Board, Chief Executive Officer and Director of the Company effective January 1991. He had served as President of the Company until 2001. Prior to that, he had served as a Senior Vice President of The B. F. Goodrich Company from November 1988.

     MR. GRAMPA was elected Vice President Finance and Chief Financial Officer in November 1999. He had served as Vice President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the worldwide materials business of Avery Dennison Corporation since March 1994 and prior to that time he held other various financial positions at Avery Dennison Corporation from 1984.

     MR. SEELBACH was elected President, Brush Engineered Materials Inc. in May 2001 and has served as President of Brush Wellman Inc. since July 2000. Prior to that time, he had served as President, Alloy Products since June 1998. He had been Chairman and CEO of Inverness Partners since October 1987 and prior to Inverness Partners, he was a partner with McKinsey & Company.

     MR. SKOCH was elected Senior Vice President Administration in July 2000. Prior to that time, he had served as Vice President Administration and Human Resources since March 1996. He had served as Vice President Human Resources since July 1991 and prior to that time, he was Corporate Director -- Personnel.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. As of March 11, 2002 there were 1,972 shareholders of record. Information as to stock price and dividends declared set forth on page 41 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference. The Company's ability to pay dividends is restricted as provided in the Third Amendment to the Credit Agreement and Consent dated December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data on page 42 of the annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 10 through 21 of the annual report to shareholders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk disclosures on page 20 of the annual report to shareholders for the year ended December 31, 2001 are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 2001 are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 2001 and 2000.

     Consolidated Statements of Income -- Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     Quarterly Data on page 41 in Note M to the consolidated financial statements in the annual report to shareholders for the years ended December 31, 2001 and 2000 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under Election of Directors on pages 2 through 4 of the Proxy Statement dated March 18, 2002, as filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under
Item 4A -- Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this heading is incorporated by reference from pages 9 through 12 of the Proxy Statement dated March 18, 2002, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this heading is incorporated by reference from pages 7 and 8 of the Proxy Statement dated March 18, 2002, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

     Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 2001 are the following consolidated financial statements:

     Consolidated Balance Sheets -- December 31, 2001 and 2000.

     Consolidated Statements of Income -- Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial information for the years ended December 31, 2001, 2000 and 1999 is submitted herewith:

     Schedule II -- Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. EXHIBITS

     (2) Agreement of Merger, dated as of May 17, 2000, by and among Brush Merger Co., Brush Wellman Inc. and Brush Engineered
              Materials Inc. (filed as Annex A to the Registration
              Statement on Form S-4 filed by the Company on February 1,
              2000, Registration No. 333-95917), incorporated herein by reference.

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

     (4a)     Credit Agreement dated as of June 30, 2000 among Brush
              Wellman Inc. and Brush Engineered Materials Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders
              (filed as Exhibit 4a to the Company's Form 10-Q Quarterly
              Report for the quarter ended June 30, 2000), incorporated herein by reference.

     (4b)     First Amendment to Credit Agreement dated as of March 30,
              2001 among Brush Wellman Inc. and Brush Engineered Materials
              Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders. (filed as Exhibit 4 to the Company's Form 10-Q Quarterly Report for the quarter ended
              March 30, 2001), incorporated herein by reference.

     (4c)     Second Amendment to Credit Agreement dated as of September
              28, 2001 among Brush Wellman Inc. and Brush Engineered
              Materials Inc. as the borrowers and National City Bank, N.A.
              acting for itself and as agent for certain other banking institutions as lenders.

     (4d)     Third Amendment to Credit Agreement dated as of December 31,
              2001 among Brush Wellman Inc. and Brush Engineered Materials
              Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders.

     (4e) Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A.
              as Rights Agent (filed as Exhibit 4(a) to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May
              16, 2000), incorporated herein by reference.

     (4f) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

     (10a)*   Employment Arrangement between the Company and Mr. William
              R. Seelbach dated June 3, 1998 (filed as Exhibit 10b to the
              Company's Form 10-Q Quarterly Report for the quarter ended
              July 3, 1998), incorporated herein by reference.

     (10b)*   Addendum to Employment Arrangement between the Company and
              Mr. William R. Seelbach dated June 24, 1998 (filed as
              Exhibit 10c to the Company's Form 10-Q Quarterly Report for the quarter ended July 3, 1998), incorporated herein by reference.

     (10c) Form of Indemnification Agreement entered into by the Company and Mr. William R. Seelbach dated June 29, 1998
              (filed as Exhibit 10d to the Company's Form 10-Q Quarterly
              Report for the quarter ended July 3, 1998), incorporated herein by reference.

     (10d) Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended
              December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.

     (10e) Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended
              December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.

     (10f)* Form of Severance Agreement entered into by the Company and Messrs. Gordon D. Harnett, William R. Seelbach, Daniel S.
              Skoch and John D. Grampa dated October 8, 2001.

     (10g)* Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002.

     (10h)*   Form of Trust Agreement between the Company and Key Trust
              Company of Ohio, N.A. (formerly Ameritrust Company National
              Association) on behalf of the Company's executive officers
              (filed as Exhibit 10e to the Company's Form 10-K Annual
              Report for the year ended December 31, 1994, Commission File
              No. 1-7006), incorporated herein by reference.

     (10i)*   Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) Deferred Compensation Plan for Non-employee Directors effective January 1, 1992 (filed as Exhibit I to the Proxy
              Statement dated March 6, 1992, filed by Brush Wellman Inc.,
              Commission File No. 1-7006), incorporated herein by reference.

     (10j)*   Amendment, dated May 17, 2000, to the Brush Engineered
              Materials Inc. Deferred Compensation Plan for Non-employee
              Directors (filed as Exhibit 4b to Post-Effective Amendment
              No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.

     (10k)*   First Amendment to the Deferred Compensation Plan for
              Non-employee Directors as amended through September 11, 2001
              (filed as Exhibit 4c to Post-Effective Amendment No. 1 to
              Registration Statement No. 333-74296), incorporated herein by reference.

     (10l)*   Form of Trust Agreement between the Company and National
              City Bank, N.A. dated January 1, 1992 on behalf of
              Non-employee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended
              December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.

     (10m)* Incentive Compensation Plan adopted December 16, 1991, effective January 1, 1992 (filed as Exhibit 10l to the
              Company's Form 10-K Annual Report for the year ended
              December 31, 1991, Commission File No. 1-7006), incorporated herein by reference.

     (10n)*   Supplemental Retirement Plan as amended and restated
              December 1, 1992 (filed as Exhibit 10n to the Company's Form
              10-K Annual Report for the year ended December 31, 1992,
              Commission File No. 1-7006), incorporated herein by reference.

     (10o)*   Amendment Number 2, adopted January 1, 1996, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992 (filed as Exhibit 10o to the Company's Form 10-K Annual
              Report for the year ended December 31, 1995, Commission File
              No. 1-7006), incorporated herein by reference.

     (10p)*   Amendment Number 3, adopted May 5, 1998, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992 (filed as Exhibit 10s to the Company's Form 10-K Annual
              Report for the year ended December 31, 1998), incorporated herein by reference.

     (10q)*   Amendment Number 4, adopted December 1, 1998, to
              Supplemental Retirement Benefit Plan as amended and restated
              December 1, 1992 (filed as Exhibit 10t to the Company's Form
              10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

     (10r)*   Amendment Number 5, adopted December 31, 1998, to
              Supplemental Retirement Benefit Plan as amended and restated
              December 1, 1992 (filed as Exhibit 10u to the Company's Form
              10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

     (10s)*   Amendment Number 6, adopted September, 1999, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992. (filed as Exhibit 10u to the Company's Form 10-K
              Annual Report for the year ended December 31, 2000,
              Commission File No. 1-7006), incorporated herein by reference.

     (10t)*   Amendment Number 7, adopted May, 2000, to Supplemental
              Retirement Benefit Plan as amended and restated December 1,
              1992. (filed as Exhibit 10v to the Company's Form 10-K
              Annual Report for the year ended December 31, 2000,
              Commission File No. 1-7006), incorporated herein by reference.

     (10u)*   Amendment Number 8, adopted December 21, 2001, to
              Supplemental Retirement Benefit Plan as amended and restated
              December 1, 1992.

     (10v)*   Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Brush
              Wellman Inc. on May 5, 1998), incorporated herein by reference.

     (10w)*   Amendment No. 1 to the Brush Engineered Materials Inc. Key
              Employee Share Option Plan dated May 17, 2000 (filed as
              Exhibit 4b to Post-Effective Amendment No. 1 to Registration
              Statement No. 333-52141), incorporated herein by reference.

     (10x)*   Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush
              Wellman Inc. as Exhibit 15A to Post-Effective Amendment No.
              3 to Registration Statement No. 2-64080), incorporated herein by reference.

     (10y)*   Amendment, dated May 17, 2000, to the Brush Engineered
              Materials Inc. 1979 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement
              No. 2-64080), incorporated herein by reference.

     (10z)*   Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) 1984 Stock Option Plan as amended by the Board of
              Directors on April 18, 1984 and February 24, 1987 (filed by
              Brush Wellman Inc. as Exhibit 4.4 to Registration Statement
              No. 33-28605), incorporated herein by reference.

     (10aa)*  Amendment, dated May 17, 2000, to the Brush Engineered
              Materials Inc. 1984 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement
              No. 2-90724), incorporated herein by reference.

     (10bb)*  Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) 1989 Stock Option Plan (filed by Brush Wellman Inc. as
              Exhibit 4.5 to Registration Statement No. 33-28605), incorporated herein by reference.

     (10cc)*  Amendment, dated May 17, 2000, to the Brush Engineered
              Materials Inc. 1989 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement
              No. 33-28605), incorporated herein by reference.

     (10dd)*  Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) 1995 Stock Incentive Plan as Amended March 3, 1998
              (filed by Brush Wellman Inc. as Exhibit A to the Company's
              Proxy Statement dated March 16, 1998, Commission File No.
              1-7006), incorporated herein by reference.

     (10ee)*  Amendment, dated May 17, 2000, to the Brush Engineered
              Materials Inc. 1995 Stock Incentive Plan (filed as Exhibit
              4b to Post-Effective Amendment No. 1 to Registration
              Statement No. 333-63357), incorporated herein by reference.

     (10ff)*  Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) 1997 Stock Incentive Plan for Non-employee Directors
              (filed by Brush Wellman Inc. as Exhibit B to the Company's
              Proxy Statement dated March 16, 1998, Commission File No.
              1-7006), incorporated herein by reference.

     (10gg)*  Amendment, dated May 17, 2000, to the Brush Engineered
              Materials Inc. 1997 Stock Incentive Plan for Non-employee
              Directors (filed as Exhibit 4b to Post-Effective Amendment
              No. 1 to Registration Statement No. 333-63355), incorporated herein by reference.

     (10hh)*  Brush Engineered Materials Inc. (formerly Brush Wellman
              Inc.) 1997 Stock Incentive Plan for Non-employee Directors
              (filed as Appendix B to the Company's Proxy Statement dated
              March 18, 2001, Commission File No. 1-7006), incorporated herein by reference.

     (10ii)*  Brush Engineered Materials Inc. Executive Deferred
              Compensation Plan (2000 Restatement).(filed as Exhibit 10jj to the Company's Form 10-K Annual Report for the year ended
              December 31, 2000), incorporated herein by reference.

     (10jj)*  Trust Agreement for Brush Engineered Materials Inc.
              (formerly Brush Wellman Inc.) Executive Deferred
              Compensation Plan, dated September 14, 1999 (filed as
              Exhibit 10hh to the Company's Form 10-K Annual Report for the year ended December 31, 1999), incorporated herein by reference.

     (10kk)   Lease dated as of October 1, 1996, between Brush Wellman
              Inc. and Toledo-Lucas County Port Authority (filed as
              Exhibit 10v to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.

     (10ll)   Master Lease Agreement dated December 30, 1996 between Brush
              Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants (filed as Exhibit 10w to the Company's Form 10-K Annual Report for the year ended
              December 31, 1996), incorporated herein by reference.

     (10mm)   Consolidated Amendment No. 1 to Master Lease Agreement and
              Equipment Schedules dated as of June 30, 2000 between Brush
              Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants (filed as Exhibit 10a to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2000), incorporated herein by reference.

     (10nn)   Consolidated Amendment No. 2 to Master Lease Agreement and
              Equipment Schedules dated as of March 30, 2001 between Brush
              Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants (filed as Exhibit 10 to the Company's Form 10-Q Quarterly Report for the quarter ended March 30, 2001), incorporated herein by reference.

     (10oo)   Consolidated Amendment No. 3 to Master Lease Agreement and
              Equipment Schedules dated as of September 28, 2001 between
              Brush Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants.

     (10pp)   Consolidated Amendment No. 8 to Master Lease Agreement and
              Equipment Schedules dated as of December 31, 2001 between
              Brush Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants.

     (13)     Annual Report to shareholders for the year ended December
              31, 2001.

     (21)     Subsidiaries of the registrant.

     (23)     Consent of Ernst & Young LLP.

     (24)     Power of Attorney.

---------------
* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002

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


         /s/ GORDON D. HARNETT*                 Chairman of the Board,             March 27, 2002
-----------------------------------------       Chief Executive Officer
           Gordon D. Harnett*                   and Director
                                                (Principal Executive
                                                Officer)

           /s/ JOHN D. GRAMPA                   Vice President Finance and         March 27, 2002
-----------------------------------------       Chief Financial Officer
             John D. Grampa                     (Principal Financial and
                                                Accounting Officer)

        /s/ ALBERT C. BERSTICKER*               Director                           March 27, 2002
-----------------------------------------
          Albert C. Bersticker*

       /s/ CHARLES F. BRUSH, III*               Director                           March 27, 2002
-----------------------------------------
         Charles F. Brush, III**

           /s/ DAVID H. HOAG*                   Director                           March 27, 2002
-----------------------------------------
             David H. Hoag*

         /s/ JOSEPH P. KEITHLEY*                Director                           March 27, 2002
-----------------------------------------
           Joseph P. Keithley*

          /s/ WILLIAM P. MADAR*                 Director                           March 27, 2002
-----------------------------------------
            William P. Madar*

           /s/ N. MOHAN REDDY*                  Director                           March 27, 2002
-----------------------------------------
             N. Mohan Reddy*

        /s/ WILLIAM R. ROBERTSON*               Director                           March 27, 2002
-----------------------------------------
          William R. Robertson*

         /s/ JOHN SHERWIN, JR.*                 Director                           March 27, 2002
-----------------------------------------
           John Sherwin, Jr.*

     *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

           By: /s/ JOHN D. GRAMPA                                                      March 27, 2002
--------------------------------------------
               John D. Grampa
              Attorney-in-Fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              COL. C
        COL. A                 COL. B                       ADDITIONS                   COL. D          COL. E
----------------------  --------------------   ------------------------------------   ----------    --------------
                                                     (1)                 (2)
                        BALANCE AT BEGINNING   CHARGED TO COSTS   CHARGED TO OTHER    DEDUCTION-    BALANCE AT END
     DESCRIPTION             OF PERIOD           AND EXPENSES     ACCOUNTS-DESCRIBE    DESCRIBE       OF PERIOD
----------------------  --------------------   ----------------   -----------------   ----------    --------------
Year ended December
  31, 2001
Deducted from asset
accounts:
  Allowance for
    doubtful accounts
    receivable........       $1,677,000           $   40,000             $0           $  203,000(A)   $1,514,000
  Inventory reserves
    and
    obsolescence......       $3,151,000           $5,599,000             $0           $4,043,000(B)   $4,707,000
Year ended December
  31, 2000
Deducted from asset
accounts:
  Allowance for
    doubtful accounts
    receivable........       $1,744,000           $    5,000             $0           $   72,000(A)   $1,677,000
  Inventory reserves
    and
    obsolescence......       $3,526,000           $4,517,000             $0           $4,892,000(B)   $3,151,000
Year ended December
  31, 1999
Deducted from asset
accounts:
  Allowance for
    doubtful accounts
    receivable........       $2,127,000           ($ 328,000)            $0           $   55,000(A)   $1,744,000
  Inventory reserves
    and
    obsolescence......       $1,740,000           $3,514,000             $0           $1,728,000(B)   $3,526,000

Note A -- Bad debts written-off, net of recoveries.

Note B -- Inventory write-off.