Form 10-Q
period 2002-03-29
BRUSH ENGINEERED MATERIALS INC
filed 2002-04-30
CIK 1104657

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

For the quarterly period ended March 29, 2002

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

     As of April 24, 2002 there were 16,637,041 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. (formerly Brush Wellman Inc.) and its subsidiaries for the quarter ended March 29, 2002 are as follows:

        Consolidated Statements of Income --
           Three months ended March 29, 2002 and March 30, 2001

        Consolidated Balance Sheets --
           March 29, 2002 and December 31, 2001

        Consolidated Statements of Cash Flows --
           Three months ended March 29, 2002 and March 30, 2001

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                               MARCH 29,     MARCH 30,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)        2002          2001
---------------------------------------------------------------------------------------
Net sales...................................................  $    89,582   $   145,524
  Cost of sales.............................................       79,328       111,490
                                                              -----------   -----------
Gross Margin................................................       10,254        34,034
  Selling, general and administrative expenses..............       15,240        21,506
  Research and development expenses.........................        1,074         1,692
  Other-net.................................................         (559)          802
                                                              -----------   -----------
Operating Profit (Loss).....................................       (5,501)       10,034
  Interest expense..........................................          733           974
                                                              -----------   -----------
Income (Loss) before income taxes...........................       (6,234)        9,060
  Income taxes..............................................       (2,400)        2,854
                                                              -----------   -----------
Net Income (Loss)...........................................  $    (3,834)  $     6,206
                                                              ===========   ===========
Per Share of Common Stock: Basic............................  $     (0.23)  $      0.37
Weighted average number of common shares outstanding........   16,554,667    16,467,368
Per Share of Common Stock: Diluted..........................  $     (0.23)  $      0.37
Weighted average number of common shares outstanding........   16,554,667    16,677,767
Cash dividends per common share.............................  $        --   $      0.12

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              MARCH 29,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2002        2001
----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  1,453    $  7,014
  Accounts receivable.......................................    57,708      54,616
  Inventories...............................................   104,851     109,110
  Prepaid expenses..........................................     9,245       9,910
  Deferred income taxes.....................................    40,257      38,672
                                                              --------    --------
          Total Current Assets..............................   213,514     219,322
Other Assets................................................    32,437      33,224
Property, Plant and Equipment...............................   470,398     469,663
  Less allowances for depreciation, depletion and
     impairment.............................................   303,320     298,367
                                                              --------    --------
                                                               167,078     171,296
                                                              --------    --------
                                                              $413,029    $423,842
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 25,951    $ 27,582
  Accounts payable..........................................    14,241      13,869
  Other liabilities and accrued items.......................    31,808      34,211
  Dividends payable.........................................         0           0
  Income taxes..............................................     4,032       3,917
                                                              --------    --------
          Total Current Liabilities.........................    76,032      79,578
Other Long-term Liabilities.................................    21,963      22,921
Retirement and Post-employment Benefits.....................    39,659      39,552
Long-term Debt..............................................    44,219      47,251
Deferred Income Taxes.......................................    20,750      20,189
Shareholders' Equity........................................   210,406     214,350
                                                              --------    --------
                                                              $413,029    $423,842
                                                              ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 29,   MARCH 30,
(DOLLARS IN THOUSANDS)                                          2002        2001
-----------------------------------------------------------------------------------
NET (LOSS) INCOME...........................................   ($3,834)   $  6,206
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,119       5,520
  Decrease (Increase) in accounts receivable................    (3,384)        412
  Decrease (Increase) in inventory..........................     4,074     (13,170)
  Decrease (Increase) in prepaid and other current assets...       867         276
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................    (1,266)    (10,785)
  Increase (Decrease) in interest and taxes payable.........      (715)      4,467
  Increase (Decrease) in deferred income taxes..............       (55)       (131)
  Increase (Decrease) in other long-term liabilities........      (234)      2,574
  Other -- net..............................................      (139)       (924)
                                                               -------    --------
       NET CASH PROVIDED FROM (USED IN) OPERATING
        ACTIVITIES..........................................       433      (5,555)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....      (887)     (7,415)
  Payments for mine development.............................        --         (76)
  Proceeds from sale of property, plant and equipment.......        --          --
                                                               -------    --------
       NET CASH PROVIDED FROM (USED IN) INVESTING
        ACTIVITIES..........................................      (887)     (7,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/(repayment of) short-term debt.....    (2,077)      5,146
  Proceeds from issuance of long-term debt..................     6,968      15,500
  Repayment of long-term debt...............................   (10,000)     (7,500)
  Issuance of Common Stock under stock option plans.........        --         636
  Purchase of Common Stock for treasury.....................        --          --
  Payments of dividends.....................................        --      (1,987)
                                                               -------    --------
       NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES..........................................    (5,109)     11,795
Effects of Exchange Rate Changes............................         2        (151)
                                                               -------    --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............    (5,561)     (1,402)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     7,014       4,314
                                                               -------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................     1,453       2,912
                                                               =======    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 2002 and December 31, 2001 and the results of operations for the first quarter ended March 29, 2002 and March 30, 2001. All of the adjustments were of a normal and recurring nature.

NOTE B -- INVENTORIES

                                                              MARCH 29,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2002        2001
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 23,290    $ 17,510
  In process................................................    67,018      75,458
  Finished goods............................................    40,673      41,789
                                                              --------    --------
       Gross inventories....................................   130,981     134,757
Excess of average cost over LIFO
  Inventory value...........................................    26,130      25,647
                                                              --------    --------
       Net inventories......................................  $104,851    $109,110
                                                              ========    ========

NOTE C -- COMPREHENSIVE INCOME

     The reconciliation between Net Income (Loss) and Comprehensive Income
(Loss) for the three month periods ending March 29, 2002 and March 30, 2001 is as follows:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 29,   MARCH 30,
(DOLLARS IN THOUSANDS)                                          2002        2001
-----------------------------------------------------------------------------------
Net Income (Loss)...........................................   $(3,834)    $6,206
Cumulative Translation Adjustment...........................       (88)      (590)
Change in the Fair Value of Derivative Financial
  Instruments...............................................     1,392       (448)
                                                               -------     ------
Comprehensive Income (Loss).................................   $(2,530)    $5,168
                                                               =======     ======

NOTE D -- SEGMENT REPORTING

                                      METAL      MICRO-       TOTAL      ALL
(DOLLARS IN THOUSANDS)               SYSTEMS   ELECTRONICS   SEGMENTS   OTHER     TOTAL
-----------------------------------------------------------------------------------------
FIRST QUARTER 2002
Revenues from external customers...  $55,917     $33,545     $ 89,462   $  120   $ 89,582
Intersegment revenues..............      599         483        1,082    2,889      3,971
Profit (loss) before interest and                  2,202       (6,323)     822     (5,501)
  taxes............................   (8,525)
FIRST QUARTER 2001
Revenues from external customers...  $98,629     $46,895     $145,524   $   --   $145,524
Intersegment revenues..............    1,586         829        2,415    4,847      7,262
Profit (loss) before interest and                  2,418        8,978    1,056     10,034
  taxes............................    6,560

NOTE E -- NEW PRONOUNCEMENT

     The Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002 as proscribed. Under this statement, goodwill and other indefinite lived intangible assets will no longer be amortized, but instead reviewed annually or more frequently under certain circumstances, for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company determined that an initial impairment charge upon adoption of the statement was not required. The Company had goodwill of $7.9 million on its balance sheet as of January 1, 2002 and the goodwill amortization expense was $0.3 million in 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

     Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

     - The condition of the markets which the Company serves, whether defined geographically or by segment, with the major market segments being telecommunications and computer, optical media, automotive electronics, industrial components, aerospace and defense, and appliance;

     - Changes in product mix and the financial condition of particular customers;

     - The Company's success in implementing its strategic plans and the timely and successful completion of pending capital expansion projects;

     - The availability of adequate lines of credit and the associated interest rates;

     - Other financial factors, including tax rates, exchange rates, energy costs and the cost and availability of insurance;

     - Changes in government regulatory requirements and the enactment of new legislation that impacts the Company's obligations; and,

     - The conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                              FIRST QUARTER
                                                              --------------
(MILLIONS, EXCEPT PER SHARE DATA)                             2002     2001    CHANGE
-------------------------------------------------------------------------------------
Sales.......................................................  $89.6   $145.5   $(55.9)
Operating Profit (Loss).....................................  $(5.5)    10.0    (15.5)
Diluted E.P.S...............................................  (0.23)    0.37    (0.60)

     Net sales of $89.6 million in the first quarter 2002 were 38% lower than the first quarter 2001. Sales in the first quarter 2001 were the second highest in Company history and subsequently sales have declined for four straight quarters. This decline in sales resulted primarily from the sudden fall-off in demand from the telecommunications and computer markets that began in the second quarter 2001. These are the Company's largest markets, accounting for 42% of the Company's sales in 2001 and 49% of sales in 2000. The depth of the fall-off in the Company's sales has been magnified by the excess inventory that many key demand generators and other companies throughout the supply chain were holding as they had not anticipated the severity of the decline in their demand. The presence of this inventory over-hang currently limits the new sales order activity for the Company from these markets.

     The Company has two reportable business segments -- the Metal Systems Group and the Microelectronics Group. Sales from both of the Company's reportable business segments were affected by the weaker demand from the telecommunications and computer markets and as a result, sales from both units were lower in the first quarter 2002 than in the first quarter 2001.

     International sales, which include sales from international operations as well as direct U.S. exports, were $26.0 million in the first quarter 2002 compared to $41.7 million in the first quarter 2001. International sales as a percent of total sales were unchanged between the two periods. The dollar was stronger versus both the yen and the euro in the first quarter 2002 than it was in the first quarter 2001, resulting in an unfavorable exchange rate impact on sales of $0.9 million.

     In response to the declining sales volumes, the Company implemented various cost reduction initiatives over the last half of 2001. Manpower levels were reduced by approximately 22% during 2001 and other expenses, including services and supplies, were reduced as well. Management believes that many of these reductions are of a permanent nature. The reductions affected manufacturing and selling, general and administrative expenses (SG&A) and the one-time costs for implementing these actions (severance and shutdown costs) were absorbed in 2001. As a result of these actions, overall expense levels in the first quarter 2002 were lower than in the first quarter 2001. The Company's breakeven point has also been reduced.

     Gross margin was $10.3 million in the first quarter 2002 and $34.0 million in the first quarter 2001. As a percent of sales, the margin declined to 11.4% from 23.4%. Lower sales volumes reduced the margin contribution by approximately $26.0 million. The product mix was also unfavorable between periods, reducing margins in the first quarter 2002 by $2.1 million. These factors were partially offset by manufacturing overhead costs and inventory provisions, which were $4.7 million lower in the first quarter 2002 than the first quarter 2001. The $0.9 million unfavorable exchange rate impact on sales also reduced margins by a similar amount.

     SG&A expenses were $15.2 million, or 17.0% of sales, in the first quarter 2002 compared to $21.5 million, or 14.8% of sales, in the first quarter 2001. Expenses were reduced in all businesses and at the corporate offices as part of the Company's 2001 cost reduction initiatives. Incentive compensation expense was $2.4 million lower in the first quarter 2002 than in the first quarter 2001 while legal, medical and corporate health and safety oversight expenses associated with chronic beryllium disease were $0.8 million lower.

     Research and development expenses (R&D) were $1.1 million in the first quarter 2002 versus $1.7 million in the first quarter 2001. R&D expenses were 1.2% of sales during both quarters. The majority of the reduction in the current period expense was in the Metal Systems Group.

     Other-net was an income of $0.6 million in the first quarter 2002 compared to an expense of $0.8 million in the first quarter 2001. The metal financing expense was $0.5 million lower in the current quarter as a result of lower metal balances on hand. A mark-to-market valuation of the deferred compensation plan for non-employee directors resulted in an unrealized gain of $0.5 million in the first quarter 2002. Currency exchange gains were $0.2 million higher in the first quarter 2002 than in the comparable period last year. Other-net also includes bad debt expense, amortization of intangible assets, gain and loss on the sale of capital assets, interest income and other non-operating items.

     The operating loss in the first quarter 2002 was $5.5 million compared to an operating profit of $10.0 million in the first quarter 2001. This $15.5 million decline in profitability was caused by the margin contribution dropping as a result of lower volumes and an unfavorable mix offset in part by expense reductions.

     Interest expense was $0.7 million in the first quarter 2002, an improvement of $0.3 million from the first quarter 2001 as a result of lower debt levels and a lower effective borrowing rate. Interest capitalized in association with capital projects was not significant in either period.

     The loss before income taxes was $6.2 million in the first quarter 2002 versus income before income taxes of $9.1 million in the first quarter 2001. An income tax benefit was applied at a rate of 38.5% of the loss before income taxes in 2002. The main differences between the effective rate and the statutory rate were the benefits of percentage depletion and foreign source income. The tax expense in the first quarter 2001 was recorded at 31.5% of income before income taxes.

     As a result of the above, the Company recorded a net loss of $3.8 million, or $0.23 per share diluted, in the first quarter 2002 compared to a net income of $6.2 million, or $0.37 per share diluted, in the first quarter 2001.

SEGMENT DISCLOSURES

     The Company aggregates its five business units into the two reportable segments. The operating results from the Company's mining operations, as managed by Brush Resources Inc., a wholly owned subsidiary, and BEM Services, Inc., a wholly owned subsidiary that provides administrative, financial and other corporate oversight services to the rest of the corporation, are included in the All Other column in the segment footnote to the consolidated financial statements.

METAL SYSTEMS GROUP

                                                              FIRST QUARTER
                                                              -------------
(MILLIONS)                                                    2002    2001    CHANGE
------------------------------------------------------------------------------------
Sales.......................................................  $55.9   $98.6   $(42.7)
Operating Profit (Loss).....................................   (8.5)    6.6   $(15.1)

     The Metal Systems Group is the larger of the Company's two reportable segments and consists of Alloy Products, Technical Materials, Inc. (TMI) and Beryllium Products. Sales from each unit declined quarter on quarter. Overall, the group's sales declined 43% and while expenses were reduced, the group's profitability declined by $15.1 million. The following chart highlights business unit sales as a percent of the total Metal Systems Group sales:

                                                              FIRST QUARTER
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Percent of Segment Sales
  Alloy Products............................................  68.4%   72.2%
  TMI.......................................................  20.6    20.8
  Beryllium Products........................................  11.0     7.0

     Total sales from Alloy Products established a record high in the first quarter 2001. Sales subsequently declined each quarter in 2001 and then improved 7% in the first quarter 2002 over the fourth quarter 2001. Alloy Products manufactures and sells two main product families. Strip products consist of beryllium-containing copper and nickel alloys that are sold into the telecommunications, computer, automotive and appliance markets. Bulk products are copper and nickel alloys manufactured in rod, bar, tube, plate and other forms and sold into the undersea telecommunications, plastic mold tooling and industrial component markets.

     Sales of strip products were 50% lower in the first quarter 2002 than in the first quarter 2001. Pounds sold decreased by only 45% as the higher priced, higher beryllium-containing alloy precision strip products had the larger decline. Sales of thin diameter rod and wire were also down considerably from the first quarter 2001, particularly into Europe. The decline in sales was caused by soft demand from the telecommunications and computer markets, the two major markets for strip products. Sales of Alloy bulk products decreased by 45% in the first quarter 2002 from the first quarter 2001 while pounds sold declined by 34%. The majority of this decline in sales was for undersea telecommunications applications. Management anticipates that sales for these applications will remain behind last year's pace for the balance of 2002.

     TMI manufactures materials that are used for semiconductors, contacts and connectors in the telecommunications, computer and automotive markets. Sales from TMI were down 44% in the first quarter 2002 from the first quarter 2001, with inlay and plated products showing the largest decline. TMI's sales started to rapidly decline beginning in the second quarter and continuing through the fourth quarter of last year. However, sales in the first quarter 2002 were higher than the third and fourth quarters of 2001. In addition, sales order entry rates improved modestly throughout the first quarter 2002.

     Beryllium Products, the smallest of the Company's businesses, manufactures pure beryllium and beryllium aluminum alloys that are sold into the defense, electronics, medical and optical scanning markets. Sales of these products were 11% lower in the first quarter 2002 compared to the first quarter 2001. Management is anticipating improved sales for Beryllium Products in the second quarter 2002 on the strength of the current increase in orders for defense applications.

     The gross margin on Metal Systems sales declined by $20.8 million in the first quarter 2002 from the first quarter 2001 level. The lower margin contribution on the difference in sales volumes accounted for $20.2 million of the change between periods. The sales mix effect on margins, primarily from Alloy strip and bulk products, was an unfavorable $4.5 million. Manufacturing overhead costs and inventory provisions were approximately $4.4 million lower in the first quarter 2002 compared to the first quarter 2001 with the majority of the savings from manpower, maintenance services and supplies. The Alloy Products operations in Elmore, Ohio accounted for approximately half of the group's manufacturing overhead spending savings. The cost savings are net of a $1.2 million increase in rent expense as a result of the initial amortization of the principal balance of the $59.8 million off-balance sheet operating lease that finances a portion of the strip manufacturing equipment in the first quarter 2002. The balance of the difference in margins between quarters was due to the effects of foreign currency and copper prices.

     SG&A, R&D and Other-net expenses were $5.7 million lower in the first quarter 2002 than in the first quarter 2001 as a result of the cost reduction programs implemented throughout the last half of 2001. Most expense categories were reduced from the prior period. Incentive compensation expense was also lower in 2002.

     Metal Systems generated a net operating loss of $8.5 million compared to a profit of $6.6 million in the first quarter 2002 and 2001, respectively. The reduced margins from the lower sales and unfavorable sales mix were only partially offset by the reduction in expenses.

MICROELECTRONICS GROUP

                                                              FIRST QUARTER
                                                              -------------
(MILLIONS)                                                    2002    2001    CHANGE
------------------------------------------------------------------------------------
Sales.......................................................  $33.5   $46.9   $(13.4)
Operating Profit (Loss).....................................    2.2     2.4     (0.2)

     The Microelectronics Group (MEG) consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart highlights business unit sales as a percent of the total Microelectronics Group sales:

                                                              FIRST QUARTER
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Percent of Segment Sales
  WAM.......................................................  77.0%   75.4%
  Electronic Products.......................................  23.0    24.6

     WAM manufactures precious, non-precious and specialty metal products for sale into various markets, including optical media storage, decorative and performance film, aerospace and segments of the microelectronics market. WAM's revenues declined by 27% in the first quarter 2002 from the first quarter 2001. The cost of the precious metal content of the goods sold by WAM is passed through to the customer. Therefore, WAM's revenues are affected by the cost and the mix of the metals sold which can then impact the comparisons between periods. The value added, or sales less the metal cost, removes the impact of the metal price and mix and WAM's value added was only 10.0% lower in the first quarter 2002 than the first quarter last year. Part of the mix shift in metals is due to the substitution of silicon for gold and/or silver in various vapor deposition target applications. Demand from the wireless, hybrid and semiconductor segments of the microelectronics market was soft in the first quarter 2002. Sales of specialty alloys were lower in the first quarter 2002 than in the first quarter 2001 while frame lid assembly sales were higher due to the acquisition of a former competitor's business in the second quarter 2001.

     Sales from Electronic Products declined 33% in the first quarter 2002 from the first quarter 2001 as a result of the lower demand from the telecommunications market. Sales of beryllia ceramic products accounted for over half of this decline. Sales of these products are not anticipated to improve over the next several quarters. Thick film circuits, which are sold into the commercial and defense markets, were also lower in the first quarter 2002 than the first quarter 2001 while sales of electronic packages improved slightly. The sales order backlog for electronic packages grew modestly in the first quarter 2002.

     The gross margin on MEG sales declined by $1.2 million in the first quarter 2002 from the first quarter 2001 but the margin as a percent of sales improved. The lower sales volume reduced the margin contribution by $4.0 million. A favorable sales mix, primarily from WAM, increased margins by $1.7 million. Manufacturing overhead costs were reduced as part of the cost reduction program initiated in the second half of last year, generating savings of approximately $1.1 million in the first quarter 2002 over first quarter 2001 levels.

     SG&A, R&D and Other-net expenses were $1.0 million lower in the first quarter 2002 than in the same period last year. Lower incentive compensation and metal financing fees accounted for the majority of the difference.

     Operating profit for the MEG was $2.2 million in the first quarter 2002, down $0.2 million from the first quarter 2001. As a percent of sales, operating profit improved to 6.5% in the first quarter 2002 from 5.2% in the comparable period last year.

LEGAL PROCEEDINGS

     One of the Company's subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the associated activity with CBD cases:

                                                             QUARTER ENDED    YEAR ENDED
                                                             MAR 29, 2002    DEC. 31, 2001
                                                             -------------   -------------
Total cases pending........................................         65              76
Total plaintiffs...........................................        170             193
Number of claims (plaintiffs) filed during period ended....        0(0)          19(37)
Number of claims (plaintiffs) dismissed in prior period,
  but not previously reported..............................        1(3)            0(0)
Number of claims (plaintiffs) settled during period
  ended....................................................       7(15)            2(3)
Aggregate cost of settlements during period ended
  (dollars in thousands)...................................      $  25          $  570
Number of claims (plaintiffs) otherwise dismissed..........        3(5)          12(31)
Number of claims (plaintiffs) voluntarily withdrawn........        0(0)            0(2)

     Additional CBD claims may arise. Management believes that the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. In class actions, plaintiffs have historically encountered difficulty in obtaining class certification. A reserve was recorded for CBD litigation of $12.6 million at March 29, 2002 and $13.0 million at December 31, 2001. A receivable was recorded of $6.5 million at March 29, 2002 and $6.6 million at December 31, 2001 from the Company's insurance carriers as recoveries for insured claims.

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

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. In the fourth quarter of 2001, the Company began settlement negotiations involving 21 cases and 88 plaintiffs. During the first quarter of 2002, 6 of these cases (involving 14 plaintiffs) were dismissed. Currently, all class actions against the Company have been dismissed. One of them (the Wilson case) is pending appeal in the 8th District Court of Appeals (Ohio). The Company's periodic reports will provide details concerning the potential settlement and other litigation updates, as appropriate.

     Standards for exposure to beryllium are under review by governmental agencies, including the United States Occupational Safety and Health Administration, and by private standard setting organizations. One result of these reviews might be more stringent worker safety standards. More stringent standards, as well as other factors such as the adoption of beryllium disease compensation programs and publicity related to these reviews may also affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or the Company's customers decide to reduce their use of beryllium-containing products, the Company's operating results, liquidity and capital resources could be materially adversely affected. The extent of the adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.

FINANCIAL POSITION

     Cash flow from operations was $0.4 million during the first quarter 2002 as the effects of depreciation offset the net loss of $3.8 million and the slight overall negative effect from changes in working capital items. Cash balances totaled $1.4 million at the end of the first quarter 2002, a decline of $5.6 million since December 31, 2001.

     Accounts receivable grew $3.1 million since December 31, 2001. The average collection period, which had improved over the last two quarters of 2001, increased during the first quarter 2002. Bad debts and adjustments to the allowance for doubtful accounts totaled $0.1 million in the first quarter 2002.

     Inventories declined $4.2 million during the first quarter 2002 as the Company continued to adjust inventory levels relative to the current sales volumes. The majority of the decline in inventory was in Metal Systems, and more specifically within Alloy Products. The inventory turns declined slightly from year-end 2001.

     The Company reviewed the carrying value of its deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes" and determined that a valuation allowance was not required as of the end of the first quarter 2002.

     Capital expenditures were only $0.9 million in the first quarter 2002, which was well below the average spending level in recent years. The Company limited its capital expenditure level as a result of the impact of the lower sales volumes and current operating losses on cash flows. Spending by the MEG was approximately $0.6 million while spending within Metal Systems was $0.3 million. The Company anticipates capital spending to increase during the balance of 2002, but the total spending for the year should be less than in 2001.

     Total balance sheet debt declined $4.6 million since December 31, 2001 and stood at $70.2 million at the end of the first quarter 2002. Short-term debt declined $1.6 million and long-term debt declined $3.0 million. As a result of amending the Company's revolving credit agreement effective December 31, 2001, the Company's bank group took a security interest in a portion of the Company's domestic assets. The Company's debt agreements contain various covenants, including minimum interest coverage and leverage ratios and limits on capital expenditure levels. The Company was in compliance with its debt covenants as of the end of the first quarter 2002. The Company had available and unused debt capacity of approximately $19.0 million under its revolving credit agreement and $9.2 million under various foreign currency lines of credit as of March 29, 2002.

     Net cash used by operations was $5.6 million in the first quarter 2001 as the cash generated by income and adjusted for depreciation was more than offset by working capital changes. Accounts receivable grew $1.5 million as the result of a slight decline in the average collection period during that quarter. Inventories increased $12.6 million in order to support the anticipated continuing sales increases and also to cover for planned plant shutdowns in subsequent quarters. Capital expenditures were $7. 5 million in the first quarter 2001, as investments were made to expand operations at the Reading, Pennsylvania, Lincoln, Rhode Island and Oceanside, California facilities. Debt increased by $11.6 million in order to help fund the operating activities as well as the $2.0 million dividend payment in the first quarter 2001. The Company suspended its regular quarterly dividend payment in the third quarter 2001 to conserve cash. Subsequently, the covenants in the revolving credit agreement were revised to prohibit the declaration of dividends for the remaining term of the agreement.

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures and environmental remediation projects. The Company's ability to raise additional debt financing above the existing lines may currently be limited due to the current operating losses and leverage ratios.

CRITICAL ACCOUNTING POLICIES

     For information regarding the Company's critical accounting policies, refer to pages 19 and 20 of the Company's annual report to shareholders for the year ended December 31, 2001. There were no significant changes to the Company's critical accounting policies in the first quarter 2002.

MARKET RISK DISCLOSURES

     For information regarding the Company's market risks, refer to pages 20 and 21 of the Company's annual report to shareholders for the year ended December 31, 2001.

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

     During the first quarter of 2002, the Company received notice that the dismissal of one case and the dismissal of one plaintiff in another case (which remains pending) became final during the fourth quarter of 2001. Accordingly, the number of CBD cases decreased from 75 cases (involving 190 plaintiffs) as of December 31, 2001 to 65 cases (involving 170 plaintiffs), as of March 29, 2002. During the first quarter, one case brought by the estate of a former employee was voluntarily dismissed by the plaintiff. Two employee cases (involving four plaintiffs) were voluntarily dismissed by the plaintiffs. One employee case (involving one plaintiff) was voluntarily dismissed by the plaintiff; however, the Company is awaiting final court dismissal. One third party case (involving one plaintiff) was settled and dismissed. As part of the settlement negotiations previously reported in the Company's 2001 Form 10-K, three third party cases (involving five plaintiffs), one employee case (involving two plaintiffs), and two purported class actions (involving seven individual plaintiffs) have been dismissed. The settlement is expected to result in the dismissal of 14 additional cases. However, at this time, the Company is including these cases within the total number of reportable pending cases as the settlement has not been finalized. Certification has been denied in the Company's only remaining purported class action.

     The 65 pending CBD cases fall into three categories: 40 "employee cases" involving an aggregate of 41 Brush Wellman employees, former employees or surviving spouses (in 22 of these cases, a spouse has also filed claims as part of his or her spouse's case); 24 cases involving third-party individual plaintiffs, with 54 individuals (and 36 spouses who have filed claims as part of their spouse's case, and ten children who have filed claims as part of their parent's case); and one purported class action involving seven individuals, as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

     In the one purported class action that is pending against Brush Wellman, the named plaintiffs allege that past exposure to beryllium has increased their risk of contracting CBD, though most of them do not claim to have actually contracted it. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought by named plaintiffs on behalf of tradesmen who worked in one of Brush Wellman's facilities as employees of independent contractors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        (10) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

     (b) Reports on Form 8-K

     There have been no reports on Form 8-K during the quarter ended March 29, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       BRUSH ENGINEERED MATERIALS INC.
Dated: April 30, 2002
                                                       /s/ John D. Grampa
                                                       --------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer

                                                                      EXHIBIT 11

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                                MAR 29        MAR 30
                                                                 2002          2001
                                                              -----------   -----------
Basic:
  Average shares outstanding................................   16,554,667    16,467,368
                                                              ===========   ===========
  Net income................................................  $(3,834,000)  $ 6,206,000
  Per share amount..........................................  $     (0.23)  $      0.37
                                                              ===========   ===========
Diluted:
  Average shares outstanding................................   16,554,667    16,467,368
  Dilutive stock options based on the treasury stock method
     using average market price.............................           --       210,399
                                                              -----------   -----------
       Totals...............................................   16,554,667    16,677,767
                                                              ===========   ===========
  Net income................................................  $(3,834,000)  $ 6,206,000
  Per share amount..........................................  $     (0.23)  $      0.37
                                                              ===========   ===========