Form 10-Q
period 2002-06-28
BRUSH ENGINEERED MATERIALS INC
filed 2002-08-12
CIK 1104657

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

For the quarterly period ended June 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 001-15885

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 29, 2002 there were 16,636,562 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended June 28, 2002 are as follows:

        Consolidated Statements of Income --
           Three and six months ended June 28, 2002 and June 29, 2001

        Consolidated Balance Sheets --
           June 28, 2002 and December 31, 2001

        Consolidated Statements of Cash Flows --
           Six months ended June 28, 2002 and June 29, 2001

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                             SECOND QUARTER ENDED          FIRST HALF ENDED
                                                           -------------------------   -------------------------
                                                            JUNE 28,      JUNE 29,      JUNE 28,      JUNE 29,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)     2002          2001          2002          2001
----------------------------------------------------------------------------------------------------------------
Net sales........................................          $   100,749   $   128,457   $   190,331   $   273,980
  Cost of sales..................................               85,679       104,881       165,007       216,369
                                                           -----------   -----------   -----------   -----------
Gross Margin.....................................               15,070        23,576        25,324        57,611
  Selling, general and administrative expenses...               16,907        18,770        32,147        40,276
  Research and development expenses..............                1,101         1,867         2,175         3,559
  Other-net......................................                 (373)          226          (932)        1,028
                                                           -----------   -----------   -----------   -----------
Operating Profit (Loss)..........................               (2,565)        2,713        (8,066)       12,748
  Interest expense...............................                  767           852         1,500         1,827
                                                           -----------   -----------   -----------   -----------
Income (Loss) before income taxes................               (3,332)        1,861        (9,566)       10,921
  Income taxes...................................               (1,283)          586        (3,683)        3,440
                                                           -----------   -----------   -----------   -----------
Net Income (Loss)................................          $    (2,049)  $     1,275   $    (5,883)  $     7,481
                                                           ===========   ===========   ===========   ===========
Per Share of Common Stock: Basic.................          $     (0.12)  $      0.08   $     (0.36)  $      0.45
Weighted average number of common shares outstanding...     16,558,192    16,508,248    16,556,319    16,487,575
Per Share of Common Stock: Diluted...............          $     (0.12)  $      0.08   $     (0.36)  $      0.45
Weighted average number of common shares outstanding...     16,558,192    16,690,938    16,556,319    16,683,572
Cash dividends per common share..................          $        --   $      0.12   $        --   $      0.24

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                              JUNE 28,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2002       2001
---------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  3,917   $  7,014
  Accounts receivable.......................................    61,682     54,616
  Inventories...............................................   102,671    109,110
  Prepaid expenses..........................................     6,428      9,910
  Deferred income taxes.....................................    41,722     38,672
                                                              --------   --------
          Total Current Assets..............................   216,420    219,322
Other Assets................................................    30,089     33,224
Property, Plant and Equipment...............................   473,058    469,663
  Less allowances for depreciation, depletion and
     impairment.............................................   309,270    298,367
                                                              --------   --------
                                                               163,788    171,296
                                                              --------   --------
                                                              $410,297   $423,842
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 20,301   $ 27,582
  Accounts payable..........................................    21,110     13,869
  Other liabilities and accrued items.......................    32,513     34,211
  Dividends payable.........................................         0          0
  Income taxes..............................................     3,930      3,917
                                                              --------   --------
          Total Current Liabilities.........................    77,854     79,579
Other Long-term Liabilities.................................    18,774     22,921
Retirement and Post-employment Benefits.....................    39,180     39,552
Long-term Debt..............................................    49,219     47,251
Deferred Income Taxes.......................................    20,555     20,189
Shareholders' Equity........................................   204,715    214,350
                                                              --------   --------
                                                              $410,297   $423,842
                                                              ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               FIRST HALF ENDED
                                                              -------------------
                                                              JUNE 28,   JUNE 29,
(DOLLARS IN THOUSANDS)                                          2002       2001
---------------------------------------------------------------------------------
NET (LOSS) INCOME...........................................  $ (5,883)  $  7,481
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................    10,415     11,018
  Decrease (Increase) in accounts receivable................    (5,946)     1,984
  Decrease (Increase) in inventory..........................     7,897    (14,959)
  Decrease (Increase) in prepaid and other current assets...     1,082       (116)
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................     2,297     (9,987)
  Increase (Decrease) in interest and taxes payable.........      (826)     3,078
  Increase (Decrease) in deferred income taxes..............      (227)      (135)
  Increase (Decrease) in other long-term liabilities........    (4,660)     2,691
  Other -- net..............................................     1,444        746
                                                              --------   --------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES..........     5,593      1,801
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (2,299)   (15,559)
  Payments for mine development.............................        --       (281)
  Proceeds from sale of property, plant and equipment.......       140         --
                                                              --------   --------
       NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES.....    (2,159)   (15,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/(repayment of) short-term debt.....    (8,307)     8,437
  Proceeds from issuance of long-term debt..................    12,000     15,500
  Repayment of long-term debt...............................   (10,000)    (7,500)
  Issuance of Common Stock under stock option plans.........        --      1,753
  Payments of dividends.....................................        --     (3,974)
                                                              --------   --------
       NET CASH PROVIDED FROM ( USED IN) FINANCING
        ACTIVITIES..........................................    (6,307)    14,216
Effects of Exchange Rate Changes............................      (224)        71
                                                              --------   --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............    (3,097)       248
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     7,014      4,314
                                                              --------   --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................     3,917      4,562
                                                              ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 28, 2002 and December 31, 2001 and the results of operations for the three and six month periods ended June 28, 2002 and June 29, 2001. All of the adjustments were of a normal and recurring nature.

NOTE B -- INVENTORIES

                                                              JUNE 28,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2002       2001
---------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 15,785   $ 17,510
  In process................................................    67,794     75,458
  Finished goods............................................    46,155     41,789
                                                              --------   --------
       Gross inventories....................................   129,734    134,757
Excess of average cost over LIFO
  Inventory value...........................................    27,063     25,647
                                                              --------   --------
       Net inventories......................................  $102,671   $109,110
                                                              ========   ========

NOTE C -- COMPREHENSIVE INCOME

     The reconciliation between Net Income and Comprehensive Income for the three and six month periods ended June 28, 2002 and June 29, 2001 is as follows:

                                                     SECOND QUARTER
                                                          ENDED           SIX MONTHS ENDED
                                                   -------------------   -------------------
                                                   JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
(DOLLARS IN THOUSANDS)                               2002       2001       2002       2001
--------------------------------------------------------------------------------------------
Net Income (Loss)................................  $(2,049)    $1,275    $(5,883)    $7,481
Cumulative Translation Adjustment................      833       (189)       745       (779)
Change in the Fair Value of Derivative Financial
  Instruments....................................   (4,559)       435     (3,167)       (13)
                                                   -------     ------    -------     ------
Comprehensive Income (Loss)......................  $(5,775)    $1,521    $(8,305)    $6,689
                                                   =======     ======    =======     ======

NOTE D -- SEGMENT REPORTING

                                    METAL       MICRO-       TOTAL       ALL
(DOLLARS IN THOUSANDS)             SYSTEMS    ELECTRONICS   SEGMENTS    OTHER     TOTAL
-----------------------------------------------------------------------------------------
SECOND QUARTER 2002
Revenues from external
  customers......................  $ 63,537     $34,481     $ 98,018   $ 2,731   $100,749
Intersegment revenues............       768         474        1,242     3,743      4,985
Profit (loss) before interest and
  taxes..........................    (5,074)      1,467       (3,607)    1,042     (2,565)

SECOND QUARTER 2001
Revenues from external
  customers......................  $ 83,401     $42,301     $125,702   $ 2,755   $128,457
Intersegment revenues............       352         472          824     5,539      6,363
Profit (loss) before interest and
  taxes..........................    (1,614)        921         (693)    3,406      2,713

FIRST SIX MONTHS 2002
Revenues from external
  customers......................  $119,454     $68,026     $187,480   $ 2,851   $190,331
Intersegment revenues............     1,367         957        2,324     6,632      8,956
Profit (loss) before interest and
  taxes..........................   (13,599)      3,669       (9,930)    1,864     (8,066)

FIRST SIX MONTHS 2001
Revenues from external
  customers......................  $182,030     $89,196     $271,226   $ 2,754   $273,980
Intersegment revenues............     1,938       1,301        3,239    10,386     13,625
Profit (loss) before interest and
  taxes..........................     4,946       3,340        8,286     4,462     12,748

NOTE E -- RELATED PARTY TRANSACTIONS

     In 2002, the Company entered into insurance agreements with two executive officers and five other employees. Pursuant to the agreements, the Company paid an aggregate of $367,000 in premium on the life insurance contracts owned by the seven employees. The agreements provide that the portion of the policy premiums paid by the Company is treated as a loan from the Company to the employee. The loans are secured by the insurance policies, and the agreements require the employee to maintain the insurance policy's cash value in an amount at least equal to the outstanding loan amount. The loan is payable upon the employee's death or at an earlier date upon the occurrence of specified events. The loans carry an interest rate equal to the applicable Federal rate.

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

     - Changes in government regulatory requirements and the enactment of new legislation that impacts the Company's obligations; and,

     - The conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                     SECOND QUARTER    FIRST SIX MONTHS
                                                     ---------------   -----------------
(Millions, except per share data)                     2002     2001     2002      2001
----------------------------------------------------------------------------------------
Sales..............................................  $100.7   $128.5   $190.3    $274.0
Operating Profit (Loss)............................    (2.6)     2.7     (8.1)     12.7
Diluted E.P.S......................................  $(0.12)  $ 0.08   $(0.36)   $ 0.45

     Sales of $100.7 million in the second quarter 2002 were 22% lower than sales in the second quarter 2001, while year-to-date sales of $190.3 million in 2002 were 31% lower than the comparable period in 2001. However, sales in the second quarter 2002 grew 12% from the first quarter 2002, reversing a five-quarter trend of declining sales. Sales began to decline slightly in the first quarter 2001, with a major slow down beginning in the latter part of the second quarter 2001 and continuing through the first quarter 2002. This slow down was caused by a significant reduction in demand from the telecommunications and computer market. This market accounted for 42% of the Company's total sales in 2001 and 49% of sales in 2000. Sales into this market in the second quarter 2002 were lower than the second quarter 2001 but were slightly improved over the last several quarters. This recent modest improvement may have resulted from customer inventory replenishment programs, as the growth was not consistent across product lines or applications. The incoming order rate and other marketing information do not indicate that sales into this market will substantially recover in the second half of the year. Other important markets that the Company serves, including automotive, defense and plastic tooling, improved during the current quarter over recent levels.

     Sales from the Metal Systems Group and the Microelectronics Group (MEG), the Company's two reportable business segments, were lower in the current quarter and year compared to the prior year.

     International sales accounted for 26.8% of the Company's total sales in the second quarter 2002 compared to 30.0% in the second quarter 2001. For the first six months of the year, international sales were $53.0 million, or 27.8% of total sales, in 2002 and $80.1 million, or 29.3% of total sales in 2001. International sales include sales from the Company's international operations as well as direct exports from the U.S. Sales into Western Europe and South Asia, the Company's two major international sales regions, were lower in the first half of 2002 compared to the first half of 2001.

     The dollar weakened against the yen, euro and sterling during the second quarter 2002 compared to the exchange rates earlier in the year. Sales from the Company's international operations are predominately denominated in the local currency while the majority of the cost of goods sold is incurred in dollars. As the dollar weakens against these currencies, the translated value of margins on the Company's foreign currency denominated sales should improve (all else equal). The currency translation effect on sales was a favorable $0.1 million in the second quarter 2002 and an unfavorable $0.8 million for the first half of 2002 versus the same periods in 2001. The Company uses foreign currency derivative contracts to hedge this exposure against the dollar strengthening. A weaker dollar in future periods may generate smaller exchange gains or potentially exchange losses that will offset a portion of the benefit from the higher margins.

     Total gross margin was $15.1 million in the second quarter 2002 compared to $23.6 million in the second quarter 2001 and the margin as a percent of sales declined from 18.4% to 15.0% during these two periods. The gross margin for the first six months was $25.3 million (13.3% of sales) in 2002 and $57.6 million (21.0% of sales) in 2001. Lower sales volumes in 2002 reduced the margin contribution by $12.9 million in the second quarter and $38.9 million for the first two quarters. Changes in the product mix resulted in a net unfavorable $2.8 million and $4.9 million for the second quarter and year-to-date periods, respectively. Offsetting a portion of the unfavorable volume and mix impacts was a reduction in manufacturing overhead costs and inventory provisions in 2002 compared to 2001. These costs were $7.1 million lower in the second quarter 2002 and $11.6 million lower in the first six months of 2002 than the comparable periods in 2001. Expenses, including manpower, services and supplies, were reduced in the second half of 2001 in response to the declining sales volumes. The remaining difference in margins between periods was attributable to copper prices and the foreign currency impact.

     Total selling, general and administrative expenses (SG&A) were $16.9 million, or 16.8% of sales in the second quarter 2002 and $18.8 million, or 14.6% of sales, in the second quarter 2001. For the first half of the year, SG&A expenses were $32.1 million, or 16.9% of sales, in 2002, and $40.3 million, or 14.7% of sales, in 2001. Expenses were lower in 2002 than in 2001 due to the aforementioned manpower reductions and other cost savings initiatives implemented in the second half of 2001. In addition, corporate costs associated with chronic beryllium disease, including legal costs, charges to the legal reserves and medical oversight, were $0.8 million lower in the second quarter 2002 than the second quarter 2001 and $1.6 million lower in the first six months of 2002 compared to last year. Incentive compensation expenses were $0.2 million higher in the second quarter 2002 than the second quarter 2001, but were $2.2 million lower than 2001 on a year-to-date basis.

     Research and development expenses (R&D) declined to $1.1 million in the second quarter 2002 from $1.9 million in the second quarter 2001. For the first six months of the year, R&D expenses were $2.2 million in 2002 and $3.6 million in 2001. The majority of the change in expense levels in the quarter and year were in the Metal Systems Group and resulted from the cost reduction initiatives implemented in the second half of 2001.

     Other net income was $0.4 million in the second quarter 2002 compared to an expense of $0.2 million in the second quarter 2001. The year-to-date other income was $0.9 million in 2002 while the year-to-date other expense was $1.0 million in 2001. The financing fee on precious metal and certain copper inventories was $0.2 million lower in the second quarter 2002 and $0.7 million lower in the first half of the year as compared to the same periods in 2001. The savings resulted from a reduction in the quantity of metal on hand as well as lower available financing rates. Foreign currency exchange gains were $1.3 million in the second quarter 2002 and $2.0 million for the first six months of the year. Exchange gains were $0.6 million and $1.1 million in the comparable periods last year. The Company recorded an unrealized gain on the valuation of a non-employee director deferred compensation plan of $0.5 million in the first quarter 2002. Other-net also includes bad debt expenses, amortization of intangibles, gain or loss on the sale of capital assets, interest income and other non-operating items.

     The operating loss was $2.6 million in the second quarter 2002 and $8.1 million in the first six months of the year. In 2001, the Company generated an operating profit of $2.7 million in the second quarter and $12.7 million in the first half of the year. The lower margins as a result of the reduced sales volumes coupled with the adverse sales mix effect and offset in part by lower expenses caused the reduction in operating profit between periods.

     Interest expense, net of amounts capitalized in association with long-term capital projects, was $0.8 million in the second quarter 2002 and $0.9 million in the second quarter 2001. For the first two quarters, interest expense was $1.5 million in 2002 and $1.8 million in 2001. The lower expense in 2002 for the quarter and the first half resulted from a lower average borrowing rate as well as reduced levels of outstanding debt.

     The loss before income taxes was $3.3 million in the second quarter 2002 and $9.6 million in the first half of the year. In 2001, the Company recorded income before income taxes of $1.9 million in the second quarter and $10.9 million in the first six months of the year.

     A tax benefit rate of 38.5% was applied against the loss before income taxes in both the second quarter and the first six months of 2002. A tax provision rate of 31.5% was used in both the second quarter and first half of 2001. The main differences between the effective rates and the statutory rates in the periods presented were the benefits of percentage depletion and foreign source income.

     The net loss was $2.0 million in the second quarter 2002, or $0.12 per share diluted, compared to a net income of $1.3 million, or $0.08 per share diluted in the second quarter 2001. For the first six months, the net loss was $5.9 million, or $0.36 per share diluted, in 2002 while the net income was $7.5 million, or $0.45 per share diluted, in 2001. The $0.12 loss in the second quarter represents a 48% improvement over the net loss in the first quarter 2002 and an even stronger improvement over each of the last two quarters of 2001.

SEGMENT DISCLOSURES

     The Company aggregates its five business units into the two reportable segments. The operating results from the Company's beryllium mining and milling operations, as managed by Brush Resources Inc., a wholly owned subsidiary, and BEM Services, Inc., a wholly owned subsidiary that provides administrative, financial and other corporate oversight services to the rest of the corporation, are included in the All Other column in the segment footnote to the consolidated financial statements.

METAL SYSTEMS GROUP

                                                       SECOND QUARTER    FIRST SIX MONTHS
                                                       ---------------   -----------------
(MILLIONS)                                              2002     2001     2002      2001
------------------------------------------------------------------------------------------
Sales................................................  $63.5    $83.4    $119.5    $182.0
Operating Profit (Loss)..............................   (5.1)    (1.6)    (13.6)      4.9

     The Metal Systems Group consists of Alloy Products, Technical Materials, Inc. (TMI) and Beryllium Products. The following chart highlights business unit sales as a percent of the total Metal Systems Group sales:

                                                             SECOND        FIRST SIX
                                                            QUARTER          MONTHS
                                                          ------------    ------------
                                                          2002    2001    2002    2001
                                                          ----    ----    ----    ----
Percent of Segment Sales
  Alloy.................................................  64.6%   75.5%   66.3%   73.7%
  TMI...................................................  19.5    15.1    20.1    18.2
  Beryllium Products....................................  15.9     9.4    13.6     8.1

     Sales of Alloy Products were 35% lower in the second quarter 2002 than the second quarter 2001 while 2002 year-to-date sales were 41% lower than the comparable period in 2001. After achieving record levels in the first quarter 2001, Alloy sales declined in each of the subsequent quarters in 2001. Sales have grown in each of the first two quarters of 2002. Alloy Products sells and manufactures two main product lines -- strip products and bulk products.

     Strip products consist of precision strip and thin gauge rod and wire manufactured from copper beryllium and nickel beryllium alloys. Sales of strip products were 32% lower in the second quarter 2002 than the second quarter 2001 and 42% lower in the first six months of 2002 than the first six months of 2001. The sales decline from last year resulted primarily from the weak demand from the telecommunications and computer market. Sales into this market started to show some improvement in South Asia in the second quarter 2002 over recent levels. Sales of strip products into the automotive and appliance markets also improved slightly over recent levels.

     Pounds sold of strip products declined by 21% in the quarter and 34% year-to-date versus the comparable periods in 2001. The majority of the decline in both the quarter and for the year was in the higher beryllium-containing strip products as well as rod and wire products. These products typically are higher priced and generate higher contribution margins. Sales of the lower beryllium-containing alloys in pounds increased in the second quarter 2002 over the second quarter 2001 but were still lower than 2001 on a year-to-date basis. Total strip pounds sold improved by 15% over the first quarter 2002 and were also higher than the shipments in the last two quarters of 2001.

     Bulk products are copper and nickel alloys manufactured in rod, bar, tube, plate and other forms. Sales of these products were 37% lower in the second quarter 2002 compared to the second quarter 2001 while year-to-date 2002 sales were 41% behind the prior year's pace. The main cause for the decline was lower sales into the undersea telecommunications market. Management believes that sales into these niche applications will remain behind last year's levels for the balance of 2002. Demand from the oil and gas sector within the industrial components market was also weak during the first half of 2002, but is anticipated to improve in the second half of the year. Sales into the plastic tooling market were strong throughout the majority of the first half of 2002 but began to soften late in the second quarter. Bulk products pounds sold were 33% lower than last year in both the second quarter and first six months of 2002.

     TMI manufactures engineered material systems that are used in semiconductors, contacts and conductors. Revenues from TMI in the second quarter 2002 were flat with the second quarter 2001 while second quarter 2002 year-to-date revenues were 27% lower than the same period in 2001. After declining in the second and third quarters of 2001, sales of TMI products increased in each of the last three quarters. The decline in 2001 sales was caused by the weakness in the telecommunications and computer market. While activity in this market improved modestly in the second quarter 2002, sales have not rebounded to the prior levels from 2000 and early 2001 and the outlook for the balance of the year remains weak. Sales from TMI into the automotive market continued to be strong in the second quarter 2002. Sales order entry rates have increased in each of the last four quarters. TMI marketing and research personnel continue to develop new applications for TMI products in emerging markets.

     Beryllium Products manufactures pure beryllium and beryllium aluminum alloys that are sold into the defense, electronics, medical and optical scanning markets. While accounting for less than 9% of the Company's total sales thus far in 2002, sales from Beryllium Products grew 30% in the second quarter 2002 and 11% in the first six months of 2002 compared to the same periods in 2001. This growth was mainly due to improved sales for defense applications. Order entry rates and other marketing data indicate that sales for defense applications should remain strong for the next several quarters.

     The gross margin on Metal Systems Group sales declined by $6.9 million in the second quarter 2002 from the second quarter 2001 and $27.7 million in the first six months of 2002 compared to 2001. The lower sales volume reduced the contribution margin by $9.7 million in the second quarter. The sales mix was an additional unfavorable $2.3 million in the second quarter. Overhead spending was reduced, primarily in Alloy Products and TMI, generating $5.0 million of savings on a quarter-to-quarter basis. The remaining change in margins resulted from a slightly net favorable impact from copper prices and currency. The lower sales volumes caused a $29.9 million reduction in the contribution margin on a year-to-date basis. The sales mix for the first six months was an unfavorable $6.9 million, occurring primarily in Alloy Products, while the unfavorable foreign currency impact was essentially offset by lower copper prices in the first half of 2002. Manufacturing overhead costs within the Metal Systems Group were $9.4 million lower in the first half of 2002 compared to the first half of 2001. Manpower costs, outside services and maintenance and supply costs were all lower in the first half of 2002 than the first half of 2001 as total manufacturing overhead costs were reduced at the three major facilities within Metal Systems (Elmore, Ohio, Reading, Pennsylvania and Lincoln, Rhode Island). Offsetting a portion of these benefits was an increase in rent expense in Alloy Products of $2.5 million in 2002 over 2001 primarily due to the graduated payment schedule on the leased equipment within the Elmore strip manufacturing operations. Elmore manufacturing operations made improvements in unscheduled equipment downtime, yields and other operating efficiencies during 2002. These improvements contributed to the overhead cost reductions as well as prevented the unfavorable sales mix from being larger.

     SG&A, R&D and other-net expenses improved $3.4 million in the second quarter 2002 from the second quarter 2001 and $9.2 million in the first six months of 2002 from the first six months of 2001. The lower expense levels resulted primarily from the manpower reductions and other cost saving initiatives implemented in the second half of 2001. Incentive compensation expense was unchanged in the second quarter but $1.2 million lower for the year compared to 2001. The second quarter 2002 expenses included one-time severance costs of $0.4 million.

     The operating loss from Metal Systems was $5.1 million in the second quarter 2002 compared to $1.6 million in the second quarter 2001. For the first six months of 2002, the operating loss was $13.6 million compared to an operating profit of $4.9 million in the first half of 2001. The margin impact of the lower sales volumes offset in part by cost reductions within manufacturing overhead as well as SG&A and R&D account for the majority of the change in profits between periods.

MICROELECTRONICS GROUP

                                                         SECOND QUARTER    FIRST SIX MONTHS
                                                         ---------------   -----------------
(MILLIONS)                                                2002     2001     2002      2001
--------------------------------------------------------------------------------------------
Sales..................................................  $34.5    $42.3     $68.0     $89.2
Operating Profit.......................................    1.5      0.9       3.7       3.3

     The Microelectronics Group (MEG) consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart highlights business unit sales as a percent of the total Microelectronics Group sales:

                                                             SECOND        FIRST SIX
                                                            QUARTER          MONTHS
                                                          ------------    ------------
                                                          2002    2001    2002    2001
                                                          ----    ----    ----    ----
Percent of Segment Sales
  WAM...................................................  78.7%   77.2%   77.9%   76.3%
  Electronic Products...................................  21.3    22.8    22.1    23.7

     WAM manufactures precious, non-precious and specialty metal products for sale into the optical media storage, microelectronic, decorative and performance film, magnetic head and aerospace markets. Sales from WAM declined 17% in the second quarter 2002 from the second quarter 2001 while 2002 year-to-date sales declined 22% from last year. The cost of the metal content of the products sold by WAM is a straight pass-through to the customer; therefore, WAM's revenues, but not necessarily margins or profits, are affected by the cost and mix of the metals sold. This effect can then distort sales comparisons between periods. The value added, or sales less the cost of the metal sold, removes the impact of changes in the metal mix and cost. WAM's value added only declined 2% in the second quarter 2002 from the second quarter 2001 while the value added for the first six months of 2002 was 6% lower than in 2001. A large portion of this mix shift was due to the substitution of silicon for gold and silver alloys in various vapor deposition target applications that began very late in the fourth quarter 2001. This conversion in the marketplace appeared to stabilize late in the second quarter 2002. While WAM was able to maintain its market share, the value added from all target products in total was lower in 2002 as the underlying demand has softened from last year. Frame lid assembly sales and value added were higher in the current quarter and year due to the acquisition of a former competitor's business late in the second quarter 2001.

     Electronic Products' sales decreased 24% in the second quarter 2002 from the second quarter 2001, while year-to-date sales were 22% less than last year. The decline was caused by the softness in demand from the telecommunications and computer market. Sales of beryllia ceramic products accounted for over half of the sales decline in both the current quarter and first half of 2002. Management does not anticipate revenues from these products to improve in the second half of 2002. Sales of electronic packages, while relatively minor, improved in the second quarter 2002 and in the first six months over the comparable periods in 2001. Sales of thick film circuits, which are used in commercial and defense applications, declined in 2002 from the prior year.

     The gross margin on MEG sales was unchanged in the second quarter 2002 compared to the second quarter 2001 despite the 18% reduction in sales. The difference in sales volumes reduced the margin contribution by $2.8 million. However, the sales mix effect from WAM was a favorable $1.6 million. In addition, manufacturing overhead costs were reduced by $1.2 million in the second quarter 2002 as compared to the second quarter 2001. The MEG gross margin was $1.2 million lower in the first six months of 2002 than in the comparable period last year. The volume impact on margins from the sales decline was $6.8 million while the mix effect was a favorable $3.3 million. Manufacturing overhead costs and inventory provisions were $2.3 million lower in the first six months of 2002 than in the first six months of 2001. The majority of the cost reductions were in manpower and supplies within Electronic Products.

     SG&A, R&D and Net-other expenses were $0.6 million lower in the second quarter 2002 from the second quarter 2001. These expenses within the MEG were $1.6 million lower in the first six months of 2002 compared to the first six months of 2001. The reduced precious metal financing fee was a major cause for the difference in expenses for the quarter and the first half of the year. Incentive compensation expense was $0.4 million lower in 2002 on a year-to-date basis.

     The MEG generated an operating profit of $1.5 million in the second quarter 2002, an improvement over the $0.9 million profit earned in the second quarter 2001. For the first six months of the year, operating profit improved from $3.3 million in 2001 to $3.7 million in 2002. Operating profit was 5.3% of sales in the first half of 2002 and 3.7% in the first half of 2001.

LEGAL PROCEEDINGS

     One of the Company's subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease (CBD) or related conditions as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the associated activity with CBD cases:

                                                                     QUARTER ENDED
                                                             -----------------------------
                                                             JUNE 28, 2002   MAR. 29, 2002
                                                             -------------   -------------
Total cases pending........................................         52              65
Total plaintiffs...........................................        102             170
Number of claims (plaintiffs) filed during period ended....        1(2)            0(0)
Number of claims (plaintiffs) dismissed in prior period,
  but not previously reported..............................        0(0)            1(3)
Number of claims (plaintiffs) settled during period
  ended....................................................      12(68)           7(15)
Aggregate cost of settlements during period ended (dollars
  in thousands)............................................     $4,420           $  25
Number of claims (plaintiffs) otherwise dismissed..........        2(2)            3(5)
Number of claims (plaintiffs) voluntarily withdrawn........        0(0)            0(0)

     Additional CBD claims may arise. Management believes that the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers or of contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. In class actions, plaintiffs have historically encountered difficulty in obtaining class certification. A reserve was recorded for CBD litigation of $8.2 million at June 28, 2002 and $13.0 million at December 31, 2001. A receivable was recorded of $4.3 million at June 28, 2002 and $6.6 million at December 31, 2001 from the Company's insurance carriers as recoveries for insured claims.

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

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. In the fourth quarter of 2001, the Company began settlement negotiations involving 21 cases and 88 plaintiffs. During the second quarter of 2002, the Company settled 12 of these cases and 68 plaintiffs were dismissed. Currently, all purported class actions against the Company have been dismissed; however, one of them is pending appeal in the 8th District Court of Appeals (Ohio).

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

FINANCIAL POSITION

     Cash flow from operations was $5.6 million in the first half of 2002 as the positive effect of working capital changes and depreciation more than offset the net loss of $5.9 million. Cash balances were $3.9 million at the end of the second quarter 2002 compared to $7.0 million at December 31, 2001. The cash flow from operations and the reduction in the cash balances were used to pay down debt and fund capital expenditures.

     Accounts receivable increased $7.1 million during the first six months of 2002 partially as a result of the higher sales in the second quarter 2002. The days sales outstanding (DSO), a measure of the customer collection period, increased by two days during this same time period as well. The DSO did improve in the second quarter 2002 over the first quarter 2002. Accounts written off to bad debts and changes in the allowance for doubtful accounts were $0.5 million higher in the first two quarters of 2002 than in the first two quarters of 2001.

     Inventories declined by $6.4 million in the first half of 2002. The majority of the decline was in the Metal Systems Group's inventories during the first quarter 2002. Improvements in operating efficiencies and equipment utilization rates have allowed Alloy Products to reduce its work-in-process and raw material inventories. Inventory turns at the end of the second quarter 2002 remained unchanged from the year-end 2001 level.

     Accounts payable increased by $7.2 million during the first six months of 2002 due to higher levels of business activity in the current quarter compared to year-end 2001 as well as the timing of payments.

     Capital expenditures totaled $2.3 million in the first two quarters of 2002. The Company reduced its capital spending rate beginning in the second half of 2001 in order to conserve cash in light of the operating losses. Spending by the MEG was $1.3 million while spending by the Metal Systems Group totaled $0.9 million. Within the MEG, WAM spent approximately $1.0 million in the first half of 2002 on a series of small manufacturing and information technology projects. Management expects that the expenditure rate may increase slightly in the second half of 2002 but will remain well below historical levels.

     Total debt on the balance sheet totaled $69.5 million at the end of the second quarter 2002, a decline of $5.3 million from December 31, 2001. Short-term debt declined by $7.3 million while long-term debt increased by $2.0 million. The Company was in compliance with its debt covenants as of the end of the second quarter 2002. The Company had available and unused debt capacity of $18.5 million under its revolving credit agreement and $13.7 million under various short-term foreign currency lines of credit as of the end of the second quarter 2002.

     The Company paid $4.4 million to settle numerous CBD litigation cases in the first half of 2002 (see Legal Proceedings). The Company received $2.2 million from its insurance carriers in the first half of 2002 as a partial recovery of the insured portion of these claims. The Company had previously reserved the settlement amounts and recorded the amounts to be recovered from insurance. Therefore, these payments and receipts did not impact net income in 2002.

     The Company reviewed the carrying values of its deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", and determined that a valuation allowance was not required as of the end of the second quarter 2002.

     Cash flow from operations was $1.8 million in the first half of 2001. Accounts receivable were $3.4 million lower at the end of the second quarter 2001 than the previous year end as a result of lower sales. Inventories increased $14.0 million in the first two quarters of 2001 due to a planned replenishment of finished goods inventories, the need to cover for planned plant shutdowns in the second half of the year and the $3.1 million purchase of beryllium under a long-term supply arrangement. Capital spending was $15.8 million in the first half of 2001, with approximately 60% of the spending in support of Metal Systems. Included in the total spending was the purchase of land and mineral rights for $1.3 million by the Company's Utah mining operations. Total balance sheet debt increased by $15.1 in the first half of 2001. The Company paid dividends totaling $4.0 million in the first two quarters of 2001. In the third quarter 2001, the Company suspended its regular quarterly dividend program in order to improve the Company's future cash and debt positions. Cash balances increased $0.2 million during the first half of 2001.

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures and environmental remediation projects. The Company's ability to raise additional debt financing above the existing lines may currently be limited due to the current operating losses and leverage ratios.

OUTLOOK

     Improvement in the telecommunications and computer market remains key to the Company's sales growth. While portions of this vast market have shown mild growth, the over all growth rate for 2002 appears sluggish at best. The general economic recovery appears to be slower than anticipated, which may also slow down the growth in the Company's revenues. In addition, the Company's third quarter sales are typically adversely affected by customer plant shutdowns.

     The Company will continue its emphasis on controlling costs and improving manufacturing performance, including yields, on-time delivery and machine up-time. Further cost reduction initiatives may be considered in the second half of 2002 to mitigate the impact of slower revenue growth. Manpower levels at the end of the second quarter 2002 remain essentially unchanged since the end of 2001. Cost comparisons between the third and fourth quarter 2002 to the respective quarters in 2001 may not be as favorable as the first two quarters of 2002 compared to the first two quarters of 2001 as a portion of the cost savings initiatives were implemented during the second half of 2001.

CRITICAL ACCOUNTING POLICIES

     Please refer to pages 19 and 20 of the Company's annual report to shareholders for the period ended December 31, 2001 for information regarding the Company's critical accounting policies. There were no significant changes to these policies during the first six months of 2002.

MARKET RISK DISCLOSURES

     For information regarding the Company's market risks, please refer to pages 20 and 21 of the Company's annual report to shareholders for the period ended December 31, 2001.

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

CBD CLAIMS

     There are claims pending in various state and federal courts against Brush Wellman, one of the Company's subsidiaries, by some of its employees, former employees or their surviving spouses and by third-party individuals (typically employees of customers or of independent contractors) alleging that they contracted, or have been placed at risk of contracting, chronic beryllium disease ("CBD") or related conditions as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During the second quarter of 2002, the number of CBD cases decreased from 65 cases (involving 170 plaintiffs), as of March 29, 2002 to 52 cases (involving 102 plaintiffs), as of June 28, 2002. During the second quarter, one third-party case (involving two plaintiffs) was filed; and two employee cases (each involving one plaintiff) were voluntarily dismissed by the plaintiffs. As part of the settlement negotiations previously reported in the Company's Form 10-K for 2001, three third-party cases (involving five plaintiffs), and nine employee cases (involving 17 plaintiffs) were dismissed during the second quarter of 2002. In one third-party case (involving two plaintiffs) that was part of those settlement negotiations, a settlement agreement has been finalized but the Company is awaiting final court dismissal. In one third-party case that was also part of those settlement negotiations, 46 plaintiffs have settled and dismissed their claims, but the case remains pending with one plaintiff. Certification has been denied in the Company's only remaining purported class action.

     The 52 pending CBD cases fall into three categories: 29 "employee cases" involving an aggregate of 29 Brush Wellman employees, former employees or surviving spouses (in 15 of these cases, a spouse has also filed consortium claims as part of his or her spouse's case); 22 cases involving third-party individual plaintiffs, with 23 individuals (and 18 spouses who have filed claims as part of their spouse's case and ten children who have filed claims as part of their parent's case); and one purported class action involving seven individuals, as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

     In the one purported class action that is pending on appeal after the denial of class certification, the named plaintiffs allege that past exposure to beryllium has increased their risk of contracting CBD, though they do not claim to have actually contracted it. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought by named plaintiffs on behalf of tradesmen who worked in one of Brush Wellman's facilities as employees of independent contractors.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders for 2002 was held on May 7, 2002.

     (b) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote:

                                      SHARES VOTED   SHARES VOTED    SHARES VOTED       SHARES
                                         "FOR"        "AGAINST"      "ABSTAINING"     "NON-VOTED"
                                      ------------   ------------   --------------   -------------
            Albert C. Bersticker....   14,331,996        -0-            229,397           -0-
            Charles F. Brush III....   14,336,643        -0-            224,749           -0-
            N. Mohan Reddy PhD......   14,325,919        -0-            235,474           -0-

         The following directors continued their term of office after the meeting: Gordon D. Harnett, Joseph P. Keithley, David H. Hoag, William
         P. Madar, William R. Robertson and John Sherwin Jr.

     (c) The selection of Ernst & Young LLP as independent auditors for 2002 was ratified and approved by the following vote:

            SHARES VOTED   SHARES VOTED    SHARES VOTED       SHARES
               "FOR"        "AGAINST"      "ABSTAINING"     "NON-VOTED"
            ------------   ------------   --------------   -------------
            14,310,498       167,033          83,858             2

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (10) Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

     (b) Reports on Form 8-K

         Brush Engineered Materials Inc. filed a report on Form 8-K on June 25, 2002 that included a copy of a press release which related to the settlement of a number of litigation claims.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       BRUSH ENGINEERED MATERIALS INC.
Dated: August 12, 2002
                                                       /s/ John D. Grampa
                                                       -----------------------------------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer