Form 10-Q
period 2002-09-27
BRUSH ENGINEERED MATERIALS INC
filed 2002-11-01
CIK 1104657

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

For the quarterly period ended September 27, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 25, 2002 there were 16,636,262 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended September 27, 2002 are as follows:

        Consolidated Statements of Income  --
           Three and nine months ended September 27, 2002 and September 28, 2001

        Consolidated Balance Sheets --
           September 27, 2002 and December 31, 2001

        Consolidated Statements of Cash Flows --
           Nine months ended September 27, 2002 and September 28, 2001

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                           -------------------------   -------------------------
                                                            SEPT. 27,     SEPT. 28,     SEPT. 27,     SEPT. 28,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)     2002          2001          2002          2001
----------------------------------------------------------------------------------------------------------------
Net sales........................................          $    93,481   $   106,194   $   283,812   $   380,174
  Cost of sales..................................               81,466        98,941       246,473       315,311
                                                           -----------   -----------   -----------   -----------
Gross Margin.....................................               12,015         7,253        37,339        64,863
  Selling, general and administrative
     expenses....................................               13,986        17,700        46,134        57,977
  Research and development expenses..............                1,003         1,416         3,177         4,975
  Other-net......................................                  952        (1,128)           20          (103)
                                                           -----------   -----------   -----------   -----------
Operating Profit (Loss)..........................               (3,926)      (10,735)      (11,992)        2,014
  Interest expense...............................                  776           679         2,275         2,507
                                                           -----------   -----------   -----------   -----------
Income (Loss) before income taxes................               (4,702)      (11,414)      (14,267)         (493)
  Income taxes...................................               (1,796)       (3,647)       (5,479)         (207)
                                                           -----------   -----------   -----------   -----------
Net Income (Loss)................................          $    (2,906)  $    (7,767)  $    (8,788)  $      (286)
                                                           ===========   ===========   ===========   ===========
Per Share of Common Stock: Basic.................          $     (0.18)  $     (0.47)  $     (0.53)  $     (0.02)
Weighted average number of common shares outstanding...     16,558,417    16,548,410    16,557,026    16,508,784
Per Share of Common Stock: Diluted...............          $     (0.18)  $     (0.47)  $     (0.53)  $     (0.02)
Weighted average number of common shares outstanding...     16,558,417    16,548,410    16,557,026    16,508,784
Cash dividends per common share..................          $        --   $        --   $        --   $      0.24

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPT. 27,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2002        2001
----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  3,215    $  7,014
  Accounts receivable.......................................    59,412      54,616
  Inventories...............................................    93,242     109,110
  Prepaid expenses..........................................     5,656       9,910
  Deferred income taxes.....................................    43,432      38,672
                                                              --------    --------
       Total Current Assets.................................   204,957     219,322
Other Assets................................................    30,616      33,224
Property, Plant and Equipment...............................   474,452     469,663
  Less allowances for depreciation, depletion and
     impairment.............................................   314,110     298,367
                                                              --------    --------
                                                               160,342     171,296
                                                              --------    --------
                                                              $395,915    $423,842
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 17,958    $ 27,582
  Accounts payable..........................................    15,107      13,869
  Other liabilities and accrued items.......................    33,618      34,211
  Dividends payable.........................................         0           0
  Income taxes..............................................     3,541       3,917
                                                              --------    --------
       Total Current Liabilities............................    70,224      79,579
Other Long-term Liabilities.................................    19,579      22,921
Retirement and Post-employment Benefits.....................    39,150      39,552
Long-term Debt..............................................    46,219      47,251
Deferred Income Taxes.......................................    20,750      20,189
Shareholders' Equity........................................   199,993     214,350
                                                              --------    --------
                                                              $395,915    $423,842
                                                              ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 27,   SEPT. 28,
(DOLLARS IN THOUSANDS)                                          2002        2001
-----------------------------------------------------------------------------------
NET INCOME (LOSS)...........................................  $ (8,788)   $   (286)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................    15,484      16,713
  Decrease (Increase) in accounts receivable................    (3,936)     20,857
  Decrease (Increase) in inventory..........................    17,131      (3,333)
  Decrease (Increase) in prepaid and other current assets...     1,434      (1,724)
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................    (2,070)    (17,954)
  Increase (Decrease) in interest and taxes payable.........    (2,503)       (628)
  Increase (Decrease) in deferred income taxes..............      (283)       (156)
  Increase (Decrease) in other long-term liabilities........    (5,667)      2,985
  Other -- net..............................................     1,008         478
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) OPERATING
        ACTIVITIES..........................................    11,810      16,952
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (3,899)    (20,651)
  Payments for mine development.............................       (58)       (282)
  Proceeds from sale of property, plant and equipment.......       140          --
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) INVESTING
        ACTIVITIES..........................................    (3,817)    (20,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/ (repayment of) short-term debt....   (10,633)      7,349
  Proceeds from issuance of long-term debt..................    12,000      27,417
  Repayment of long-term debt...............................   (13,000)    (26,500)
  Issuance of Common Stock under stock option plans.........        --       1,753
  Purchase of Common Stock for treasury.....................        --          --
  Payments of dividends.....................................        --      (5,967)
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES..........................................   (11,633)      4,052
Effects of Exchange Rate Changes............................      (159)         89
                                                              --------    --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............    (3,799)        160
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     7,014       4,314
                                                              --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................     3,215       4,474
                                                              ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 2002 and December 31, 2001 and the results of operations for the three and nine month periods ended September 27, 2002 and September 28, 2001. All of the adjustments were of a normal and recurring nature.

NOTE B -- INVENTORIES

                                                              SEPT. 27,   DEC. 31,
(Dollars in thousands)                                          2002        2001
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 17,277    $ 17,510
  In process................................................    68,491      75,458
  Finished goods............................................    34,213      41,789
                                                              --------    --------
       Gross inventories....................................   119,981     134,757
Excess of average cost over LIFO
     Inventory value........................................    26,739      25,647
                                                              --------    --------
     Net inventories........................................  $ 93,242    $109,110
                                                              ========    ========

NOTE C -- COMPREHENSIVE INCOME

     The reconciliation between Net Income and Comprehensive Income for the three and nine month periods ended September 27, 2002 and September 28, 2001 is as follows:

                                                    THIRD QUARTER
                                                        ENDED             NINE MONTHS ENDED
                                                ---------------------   ---------------------
                                                SEPT. 27,   SEPT. 28,   SEPT. 27,   SEPT. 28,
(Dollars in thousands)                            2002        2001        2002        2001
---------------------------------------------------------------------------------------------
Net Income (Loss).............................   $(2,906)   $ (7,767)   $ (8,788)    $  (286)
Cumulative Translation Adjustment.............      (118)        579         627        (201)
Change in the Fair Value of Derivative
  Financial Instruments.......................    (1,790)     (5,480)     (4,957)     (5,493)
                                                 -------    --------    --------     -------
Comprehensive Income..........................   $(4,814)   $(12,668)   $(13,118)    $(5,980)
                                                 =======    ========    ========     =======

NOTE D -- SEGMENT REPORTING

                                    METAL       MICRO-       TOTAL       ALL
(DOLLARS IN THOUSANDS)             SYSTEMS    ELECTRONICS   SEGMENTS    OTHER     TOTAL
-----------------------------------------------------------------------------------------
THIRD QUARTER 2002
Revenues from external
  customers......................  $ 56,966    $ 34,269     $ 91,235   $ 2,246   $ 93,481
Intersegment revenues............       894         444        1,338     3,275      4,613
Profit (loss) before interest and
  taxes..........................    (9,975)      1,290       (8,685)    4,759     (3,926)

THIRD QUARTER 2001
Revenues from external
  customers......................  $ 61,778    $ 41,656     $103,434   $ 2,760   $106,194
Intersegment revenues............       578         542        1,120     1,311      2,431
Profit (loss) before interest and
  taxes..........................    (9,393)        208       (9,185)   (1,550)   (10,735)

FIRST NINE MONTHS 2002
Revenues from external
  customers......................  $176,420    $102,295     $278,715   $ 5,097   $283,812
Intersegment revenues............     2,261       1,401        3,662     9,907     13,569
Profit (loss) before interest and
  taxes..........................   (23,574)      4,959      (18,615)    6,623    (11,992)

FIRST NINE MONTHS 2001
Revenues from external
  customers......................  $243,809    $130,851     $374,660   $ 5,514   $380,174
Intersegment revenues............     2,516       1,843        4,359    11,697     16,056
Profit (loss) before interest and
  taxes..........................    (4,445)      3,548         (897)    2,911      2,014

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

     - Other financial factors, including tax rates, exchange rates, pension costs, energy costs and the cost and availability of insurance;

     - Changes in government regulatory requirements and the enactment of new legislation that impacts the Company's obligations; and,

     - The conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                      THIRD QUARTER    FIRST NINE MONTHS
                                                     ---------------   -----------------
(MILLIONS, EXCEPT PER SHARE DATA)                     2002     2001     2002      2001
----------------------------------------------------------------------------------------
Sales..............................................  $ 93.5   $106.2   $283.8    $380.2
Operating Profit (Loss)............................    (3.9)   (10.7)   (12.0)      2.0
Diluted Earnings (Loss) Per Share..................  $(0.18)  $(0.47)  $(0.53)   $(0.02)

     Sales of $93.5 million in the third quarter 2002 were 12% lower than sales in the third quarter 2001 while year-to-date sales of $283.8 million in 2002 were 25% lower than 2001. Sales started to decline in the first quarter 2001 with a major slow down beginning in the latter part of the second quarter 2001. This sales decline continued throughout the balance of 2001 through the first quarter 2002. After growing 12% in the second quarter 2002 over the first quarter 2002, sales in the third quarter declined once again by 7% from the second quarter. The main cause of this sales trend is the significant reduction in demand from the telecommunication and computer market, which is the largest end-use market for the Company's products. The mild and inconsistent improvement in demand from this market in the second quarter 2002 was not sustained into the third quarter and the Company does not anticipate the demand to improve in the coming quarter. Demand from other key markets, including automotive, also softened in the third quarter 2002. Sales for defense applications, which accounted for less than 10% of sales last year, continued to grow and the long-term outlook remains positive.

     Sales from both of the Company's reportable segments - the Metal Systems Group and the Microelectronics Group - declined in the third quarter 2002 and in the first three quarters of 2002 from the comparable periods in 2001.

     International sales were 27.6% of total sales in the third quarter 2002 (28.9% in the third quarter 2001) and 27.8% of total sales for the first nine months of 2002 (29.1% in 2001). Sales from the Company's international operations are denominated primarily in the local currency while the majority of the cost of the material sold is incurred in dollars. The dollar weakened in the third quarter 2002 resulting in a favorable foreign currency translation benefit of $0.6 million compared to the third quarter 2001. For the year, the currency translation impact was an unfavorable $0.2 million compared to 2001, as the dollar was stronger in the first half of 2002 than it was in the first half of 2001.

     Gross margin was $12.0 million (or 12.9% of sales) in the third quarter 2002 compared to $7.3 million (or 6.8% of sales) in the third quarter 2001. The reduced margin contribution from the lower sales volume in the third quarter 2002 was more than offset by a $2.8 million favorable product mix effect and $5.1 million lower manufacturing overhead expenses and inventory adjustments. The favorable currency translation effect also improved margins relative to the third quarter 2001. For the first three quarters of the year, the gross margin was $37.3 million in 2002 and $64.9 million in 2001. As a percent of sales, the gross margin declined to 13.2% in 2002 from 17.1% in 2001. The lower sales volume caused a $44.7 million reduction in margin contribution while changes in the product mix reduced margins an additional $2.1 million in the first three quarters of 2002 compared to the first three quarters of 2001. Offsetting a portion of the unfavorable volume and mix impact was a reduction in manufacturing overhead expenses and inventory adjustments of $16.7 million. The remaining difference in margins between the year-to-date periods was due to an unfavorable foreign currency impact and lower copper prices.

     Selling, general and administrative expenses (SG&A) were $14.0 million, or 15.0% of sales, in the third quarter 2002 compared to $17.7 million, or 16.7% of sales, in the third quarter 2001. For the first nine months of the year, SG&A expenses were $46.1 million, a decrease of $11.8 million from the comparable period in 2001. Beginning in the third quarter 2001 and continuing through the third quarter 2002, the Company reduced its SG&A staffing in response to the declining sales volumes. Severance and other related one-time costs were $0.2 million in the third quarter 2002 compared to $0.8 million in the third quarter 2001. As a result of a favorable court ruling, the Company anticipates being able to increase the recovery portion on insured legal claims that previously were subject to apportionment and thereby record an increase to the recovery amount. This adjustment, combined with other favorable developments, resulted in a reduction in the net legal exposure and a credit to SG&A expense of $2.0 million in the third quarter 2002. Offsetting a portion of these cost benefits was an increase in incentive compensation expense of $2.5 million in the third quarter 2002. In the third quarter 2001, the Company recorded a net credit to expense from reversing portions of the incentive compensation accruals recorded in the first half of the year due to the determination that certain objectives would not be achieved, while an expense was recorded in 2002 for various units. The year-to-date incentive compensation expense was $0.2 million higher in 2002 than in 2001.

     Research and development expense (R&D) was $1.0 million in the third quarter 2002 and $1.4 million in the third quarter 2001. R&D expense was $3.2 million in the first three quarters of 2002, a reduction of $1.8 million from the first three quarters of 2001. The change in expense levels was in the Metal Systems Group and resulted from manpower reductions and other cost savings initiatives.

     Net-other expense was $1.0 million in the third quarter 2002 compared to a net-other income of $1.1 million in the third quarter 2001. For the first nine months of the year, the net-other expense was less than $0.1 million in 2002 compared to a net-other income of $0.1 million in 2001. Currency exchange losses, caused in part by the increased value of the euro versus the dollar, were $0.6 million in the third quarter 2002 while the Company recorded currency exchange gains of $0.9 million in the third quarter 2001. The Company recorded a one time reduction to an environmental remediation reserve of $0.6 million in the third quarter 2001 due to revised cost estimates. Year-to-date exchange gains were $0.5 million lower in 2002 than in 2001. Metal financing fees, which were unchanged between the third quarter of both years, were $1.0 million lower for the first three quarters of 2002 compared to the first three quarters of 2001. Net-other also includes amortization of intangible assets, bad debt expense, gain or loss on the sale of capital assets and other non-operating items.

     The operating loss was $3.9 million in the third quarter 2002, an improvement of $6.8 million from the third quarter 2001 as the reduced costs and improved product mix more than offset the impact of the lower sales volumes. The third quarter year-to-date operating loss was $12.0 million in 2002 compared to an operating profit of $2.0 million in 2001.

     Interest expense was $0.8 million in the third quarter 2002 and $0.7 million in the third quarter 2001. For the first three quarters of the year, interest expense was $2.3 million in 2002 and $2.5 million in 2001. Interest capitalized in association with long-term capital projects totaled $0.1 million in the first nine months of 2002, a decline of $0.4 million from the same period in 2001 due to the reduction in capital spending. Incurred interest expense was therefore $2.4 million in 2002 and $3.0 million in 2001. The lower interest expense was caused by a reduction in debt levels and a lower effective borrowing rate.

     The loss before income taxes was $4.7 million in the third quarter 2002 and $11.4 million in the third quarter 2001. For the first nine months of the year, the loss before income taxes was $14.3 million in 2002 and $0.5 million in 2001. An income tax benefit rate of 38.2% was applied against the loss before income taxes in the third quarter 2002 compared to a benefit rate of 32.0% in the third quarter 2001. The year-to-date benefit rate was 38.4% in 2002 and 42.0% in 2001. The benefits from foreign source income and percentage depletion were the main differences between the effective and statutory rates for the periods presented.

     The net loss per share was $0.18 in the third quarter 2002 and $0.53 for the first three quarters of 2002. The loss per share was $0.47 and $0.02 in the comparable periods in 2001. The Company earned $0.45 per share in the first six months of 2001, which was prior to the major reduction in sales volumes.

SEGMENT DISCLOSURES

     The Company aggregates its five business units into two reportable segments. The operating results from the Company's beryllium mining and milling operations, as managed by Brush Resources Inc., a wholly owned subsidiary, and BEM Services, Inc., a wholly owned subsidiary that provides financial, administrative and other corporate oversight service to other portions of the corporation, are included in the All Other column in the segment footnote to the consolidated financial statements.

METAL SYSTEMS GROUP

                                                       THIRD QUARTER   FIRST NINE MONTHS
                                                       -------------   -----------------
(MILLIONS)                                             2002    2001     2002      2001
----------------------------------------------------------------------------------------
Sales................................................  $57.0   $61.8   $176.4    $243.8
Operating Profit (Loss)..............................  (10.0)   (9.4)   (23.6)     (4.4)

     The Metal Systems Group consists of Alloy Products, Technical Materials, Inc. (TMI) and Beryllium Products. The following chart highlights business unit sales as a percent of the total Metal Systems Group sales:

                                                             THIRD         FIRST NINE
                                                            QUARTER          MONTHS
                                                          ------------    ------------
                                                          2002    2001    2002    2001
                                                          ----    ----    ----    ----
Percent of Segment Sales
  Alloy Products........................................  66.4%   76.8%   66.4%   74.5%
  TMI...................................................  19.1    13.7    19.7    17.0
  Beryllium Products....................................  14.5     9.5    13.9     8.5

     Sales of Alloy Products were 20.3% lower in the third quarter 2002 than the third quarter 2001 while year-to-date 2002 sales were 35.6% lower than the same period last year. After growing in each of the last two quarters over the prior quarter, third quarter sales declined 7.8% from the second quarter 2002.

     Strip products, the larger of Alloy Products' two main product families, consists of precision strip and thin gauge rod and wire manufactured from copper beryllium and nickel beryllium alloys. Sales of these products declined 11.0% in the third quarter 2002 from the third quarter 2001 and 34.2% for the first nine months of 2002 from the comparable period in 2001. The majority of the decline in the quarter and for the year is due to the weaker demand from the telecommunications market, the largest market for strip products. Sales into the automotive market had improved earlier in 2002, but have since slowed down as customers adjust their inventory levels. Sales into the appliance market, primarily in Europe, were down slightly from last year but were relatively unchanged in the third quarter from earlier in 2002. Strip products continue to face increasing competitive pressures from high-end non-beryllium containing copper alloys.

     Pounds shipped of strip products increased 6% in the third quarter 2002 compared to the third quarter 2001 as shipments of the lower priced, lower beryllium-containing alloys increased while shipments of the higher priced, higher beryllium-containing alloys declined. For the first nine months of the year, pounds shipped of strip products declined 25% in 2002 from the shipment levels in 2001.

     Bulk Products, the other major product family within Alloy Products, consists of copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms. Sales of bulk products were 31.8% lower in the third quarter 2002 than the third quarter 2001. Sales for the first nine months of 2002 declined 38.7% from the first three quarters of 2001. The main cause of the lower sales in the quarter and for the year was due to the undersea telecommunications market. Sales for plastic tooling applications increased in the first half of 2002 but then declined from that level in the third quarter 2002. Sales for aerospace applications, while small, improved in the third quarter 2002. Pounds shipped of bulk products declined 36.3% in the third quarter and 34.3% for the first three quarters of 2002 from the comparable periods in 2001.

     TMI produces engineered material systems that are used in semiconductors, contacts and connectors. Sales of TMI products grew 28.9% in the third quarter 2002 from the third quarter 2001. Third quarter year-to-date 2002 sales were 16.1% lower than last year due to the strong sales in the first half of 2001. TMI's markets are similar to Alloy Products' markets and the main cause for the decline in TMI's sales from the levels in the first half of 2001 was the weakness in the telecommunications market. Sales began to improve in the fourth quarter 2001 and grew in each of the first two quarters of 2002 before declining again in the third quarter 2002. The growth in the first half of the year was attributable to automotive applications, isolated telecommunications applications and new product development. Sales order entry rates, however, slowed down during the third quarter 2002, particularly from the telecommunications and automotive markets, indicating that sales in the fourth quarter will probably be lower than the third quarter.

     Beryllium Products manufactures pure beryllium and beryllium aluminum alloys for sale into the defense, electronics, medical and optical scanning markets. Revenues from Beryllium Products increased 40.7% in the third quarter and 19.1% for the first three quarters of 2002 compared to the same periods in 2001. The increase was due to improved demand for defense applications, including aircraft, satellites and weaponry. Management believes that the defense market represents long-term growth opportunities for Beryllium Products.

     The gross margin on Metal Systems Group sales was $3.9 million (6.8% of sales) in the third quarter 2002 and $2.3 million (3.8% of sales) in the third quarter 2001. The impact of the lower sales volume on margins was more than offset by the $0.6 million favorable foreign currency translation benefit and a $3.3 million reduction in overhead expenses and inventory valuation adjustments.

     For the first nine months of the year, the gross margin was $15.2 million in 2002, a decline of $26.1 million from 2001. As a percent of sales, margins declined to 8.6% from 16.7%. The lower sales volumes caused a $32.2 million reduction in margin contribution. The change in product mix, primarily from Alloy Products, was an additional unfavorable $6.9 million. Manufacturing improvements helped to minimize the impact of the product mix shift. The foreign currency translation effect and the difference in copper prices netted to a favorable $0.3 million impact on the September 2002 year-to-date margins compared to September 2001 year-to-date margins. The Metal Systems Group reduced its manufacturing overhead costs and inventory adjustments by $12.7 million during the first nine months of 2002 compared to the first nine months of 2001. Manpower costs, outside services, supplies and maintenance and other costs were reduced in response to the lower sales volume beginning in the second half of 2001. The majority of these costs reductions were at the Elmore, Ohio; Lincoln, Rhode Island and Reading, Pennsylvania facilities. The cost reduction was net of a $3.6 million increase in rent expense at the Elmore facility in 2002 over 2001 due to the graduated payment schedule on the leased equipment in the strip mill.

     Total SG&A, R&D and net-other expenses were $2.2 million higher in the third quarter 2002 than the third quarter 2001. The increase was caused by differences in currency exchange gains and losses and incentive compensation expense as staff levels and other spending issues were lower in the third quarter 2002 than the third quarter 2001. For the first nine months of the year, expenses were $7.0 million lower in 2002 than in 2001 as a result of manpower reductions and other cost savings initiatives.

     The Metal Systems Group lost $10.0 million in the third quarter 2002 and $23.6 million in the first nine months of the year. In the comparable periods in 2001, the Metal Systems Group lost $9.4 million and $4.4 million. Cost reductions and manufacturing improvements have not been sufficient to offset the full impact of the lower sales volumes and unfavorable change in product mix.

MICROELECTRONICS GROUP

                                                       THIRD QUARTER   FIRST SIX MONTHS
                                                       -------------   -----------------
(Millions)                                             2002    2001     2002      2001
----------------------------------------------------------------------------------------
Sales................................................  $34.3   $41.7   $102.3    $130.9
Operating Profit.....................................    1.3     0.2      5.0       3.5

     The Microelectronics Group consists of Williams Advanced Materials Inc.
(WAM) and Electronic Products. The following chart highlights business unit sales as a percent of the total Microelectronics Group sales:

                                                             THIRD         FIRST NINE
                                                            QUARTER          MONTHS
                                                          ------------    ------------
                                                          2002    2001    2002    2001
                                                          ----    ----    ----    ----
Percent of Segment Sales
  WAM...................................................  79.0%   81.3%   78.3%   77.9%
  Electronic Products...................................  21.0    18.7    21.7    22.1

     WAM sales declined 20.1% in the third quarter 2002 from the third quarter 2001 while year-to-date 2002 sales declined 21.5% from the same period in 2001. Major markets for WAM's products include the optical media storage, microelectronic, decorative and performance film, magnetic head and aerospace markets. WAM produces vapor deposition targets, specialty alloys and packaging materials, including frame lid assemblies, bonding wire and solder performs. The majority of these products contains precious metals and since the cost of the metal is a straight pass-through to the customer, comparison of revenues between periods can be affected by the cost and the mix of the metals sold. The value added, or sales less cost of sales, removes the impact of changes in the metal price and mix. Value added in the third quarter 2002 was down only 2.0% from the third quarter 2001 while the year-to-date value added was down only 4.4%. A significant portion of this mix shift was due to the substitution of silicon for gold and silver alloys in various vapor deposition target applications. This substitution began late in the fourth quarter 2001 and appears to have stabilized in the second quarter 2002. As a result of this substitution, the precious metal flowing through WAM's refining operations declined and the lower refining value added accounted for a major portion of the total decline in value added for the year. Demand for vapor deposition targets for digital video disk applications remained strong for the majority of the third quarter 2002. However, order entry rates from most of WAM's markets softened late in the third quarter.

     Electronic Products, the Company's smallest business, manufactures electronic packages, beryllia ceramics and thick film circuits. Sales by Electronic Products declined 7.6% in the third quarter 2002 and 23.1% in the first nine months of 2002 from the respective periods in 2001. The lower sales for the quarter and the year were due to the weaker demand from the telecommunications and computer market. The majority of the decline in total Electronic Products sales for the year was in beryllia ceramic products. Sales of thick film circuits for commercial applications have declined while sales for defense applications remained firm.

     The gross margin on MEG sales was $6.7 million in the third quarter 2002, an improvement of $1.5 million over the third quarter 2001. The margin contribution impact from the lower sales volume was $2.5 million. However, change in the product mix, primarily at WAM, improved margins by $2.3 million while overhead costs and inventory adjustments were reduced $1.7 million. For the first nine months of 2002, the gross margin was $20.0 million, an increase of $0.2 million from 2001. As a percent of sales, margins improved to 19.6% in 2002 from 15.1% in 2001. The lower sales volumes reduced the margin contribution by $9.4 million while the product mix effect was a favorable $5.6 million. Manufacturing overhead costs and inventory adjustments were $4.0 million lower in the first three quarters of 2002 than in the comparable period of 2001. The majority of these cost savings was initiated by Electronic Products in the second half of 2001 in response to their declining sales volumes. Manpower costs accounted for approximately half of the total savings.

     Total SG&A, R&D and net-other expenses were $0.4 million higher in the third quarter 2002 compared to the third quarter 2001 while these expenses were $1.3 million lower in the first three quarters of 2002 than in the first three quarters of 2001. Higher selling and other administrative costs caused the increase in expenses in the third quarter 2002. The year-to-date reduction in expenses was caused mainly by the lower metal financing fee, which resulted from a reduction in the quantity of metal on hand.

     The MEG operating profit improved to $1.3 million in the third quarter 2002 from $0.2 million in the third quarter 2001. The MEG generated a profit of $5.0 million in the first nine months of 2002 compared to $3.5 million in the first nine months of 2001. An improved product mix and lower expenses combined to more than offset the margin impact of the lower sales volume.

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

     The following table summarizes the associated activity with CBD cases. Settlement payment and dismissal for a single case may not occur in the same period.

                                                                     QUARTER ENDED
                                                             ------------------------------
                                                             SEPT. 27, 2002   JUNE 28, 2002
                                                             --------------   -------------
Total cases pending........................................         49               52
Total plaintiffs...........................................         96              102
Number of claims (plaintiffs) filed during period ended....        0(0)             1(2)
Number of claims (plaintiffs) settled or dismissed in prior
  period but not previously reported.......................        2(4)              (0)
Number of claims (plaintiffs) settled during period
  ended....................................................        0(0)           12(68)
Aggregate cost of settlements during period ended (dollars
  in thousands)............................................       $365           $4,420
     Number of claims (plaintiffs) otherwise dismissed.....        1(2)             2(2)
Number of claims (plaintiffs) voluntarily withdrawn........        0(0)             0(0)

     Additional CBD claims may arise. Management believes that the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for CBD litigation of $6.7 million at September 27, 2002 and $13.0 million at December 31, 2001. A receivable was recorded of $5.3 million at September 27, 2002 and $6.6 million at December 31, 2001 from the Company's insurance carriers as recoveries for insured claims.

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

     While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. Currently, one class action is pending.

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

FINANCIAL POSITION

     Cash flow from operations was $11.8 million during the first nine months of 2002 as the effects of depreciation and working capital changes more than offset the net loss. Cash balances were $3.2 million at the end of the third quarter 2002, a decrease of $3.8 million since December 31, 2001. The cash flow from operations and the reduction in cash balances were used to fund capital expenditures and pay down debt.

     Accounts receivable grew $4.8 million during the first nine months of 2002. The growth resulted from an increase in the days sales outstanding (a measure of the collection period) from 53 days in the fourth quarter 2001 to 57 days in the third quarter 2002. The bad debt expense plus the change in the allowance for doubtful accounts was $0.2 million higher in the first three quarters of 2002 than it was in the first three quarters of 2001.

     The inventory balance of $93.2 million at the end of the third quarter 2002 was $15.9 million, or 14.6%, lower than at December 31, 2001. Inventory turns, however, improved only marginally. The majority of the inventory reduction was from the Metal Systems Group and from Alloy Products in particular. Manufacturing improvements have helped enable Alloy Products to reduce its inventory, while aggressive actions have also helped to reduce the levels of scrap inventory on hand as well.

     Capital expenditures totaled $4.0 million in the first three quarters of 2002 as the Company significantly reduced its investment rate in light of the recent losses and cash flow concerns. Spending by the MEG was approximately $1.8 million while spending by the Metal Systems Group was approximately $1.6 million. WAM spent $1.4 million on a series of small manufacturing equipment upgrades and investment technology projects. Management anticipates that spending in the fourth quarter 2002 will approximate the rate of spending in the first three quarters of 2002.

     The Company paid $5.1 million to settle numerous CBD litigation cases in the first three quarters of 2002 (see Legal Proceedings). The Company has received $2.4 million from its insurance carriers as partial recoveries against the insured portion of these settlements. The settlements were all reserved in prior years and the payments in 2002 did not have an adverse impact on net income in 2002.

     Other long-term liabilities decreased $3.3 million during the first three quarters of 2002. The decrease was due to the reduction in the accrued legal reserves offset in part by a change in the fair value of an interest rate swap contract.

     Total balance sheet debt stood at $64.2 million at the end of the third quarter 2002, a decline of $10.6 million since December 31, 2001. Short-term debt declined $9.6 million while long-term debt declined $1.0 million during 2002. Short-term debt consists of $10.2 million of foreign currency denominated debt and $7.7 million of precious metal denominated debt. Long-term debt includes $40.5 million borrowed under a $65.0 million revolving credit agreement that expires in the fourth quarter 2003. Total available and unused borrowings total $37.7 million as of the end of the third quarter 2002.

     The Company complied with its debt covenants as of September 27, 2002. However, the Company's trends, outlook and economic conditions may result in the inability to satisfy one or more of its debt covenants in subsequent periods. Late in the third quarter 2002 and into the fourth quarter 2002, the Company entered into discussions with its lenders in anticipation of negotiating a satisfactory arrangement that would avoid a potential default.

     There were no significant changes in the Company's off-balance sheet debt structure during the first nine months of 2002. For additional information on off-balance sheet debt, refer to page 17 of the annual report to shareholders for the year ended December 31, 2001. The Company made the scheduled payments totaling $9.3 million in the first nine months of the year under the $20.3 million building lease obligation, the $59.8 million equipment lease obligation and the associated interest rate swap.

     Cash flow from operations was $17.0 million in the first nine months of 2001 due to the favorable effects of depreciation expense and other working capital changes. Accounts receivable declined $21.0 million in the first nine months of 2001 as a result of the lower sales volumes. Inventories climbed $3.3 million due to an inventory build in the first half of the year designed to replenish Alloy Products finished goods, the purchase of $3.1 million of beryllium under a supply agreement and to cover for planned plant shutdowns in the latter part of the year. Capital spending was $20.9 million in the first three quarters of 2001. After spending $15.8 million in the first half of 2001, the rate of spending was reduced during the third quarter 2001. Total balance sheet debt increased $8.5 million during the first three quarters of 2001. The Company suspended its regular quarterly dividend in the third quarter 2001 after paying $6.0 million during 2001 in order to improve its cash and debt position in light of the operating losses. Cash balances increased $0.2 million in the first three quarters of 2001.

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures and environmental remediation projects. The Company's ability to raise additional debt financing above the existing lines may currently be limited due to the current operating losses and leverage ratios.

CRITICAL ACCOUNTING POLICIES

     PENSIONS: The Company's pension assets have declined in value relative to the pension liability due to the recent performance of the equity market and the interest rate environment. As a result, the Company may be required to record an additional liability in the fourth quarter 2002 as well as an asset representing the previously unrecognized prior service cost. The difference between these two amounts would be a charge to other comprehensive income within shareholders' equity. This would be a non-cash charge that would reduce total equity but would not impact earnings. The extent of any charge to be recorded in the fourth quarter 2002 will be determined based upon pension valuations as of December 31, 2002. Management does not currently anticipate that a cash contribution to the pension plan will be required until at least 2004.

     The difference between the expected rate of return on pension assets and the actual gains and losses are deferred and amortized over a five-year period. Since the actual plan performance has been less than the expected return for the last three years, the amortization, coupled with other potential unfavorable adjustments in valuation assumptions, may cause the pension expense in 2003 to be higher than in 2002, the extent of which is not known at the present time.

     DEFERRED TAXES: The Company continues to evaluate whether its deferred tax assets are impaired given the recent operating losses, the current economic conditions and other tax considerations. It is possible that the evaluation, as proscribed by SFAS No. 109, "Accounting for Income Taxes" may indicate that a valuation allowance is required for a portion or all of the $22.7 million net deferred tax asset, even though a significant portion of the deferrals does not expire for a number of years while other deferrals have indefinite lives. If a valuation allowance were required at any point in time, it would result in a non-cash additional tax expense. The charge would not affect the Company's ability to utilize the deferred tax asset. In addition, a charge, if taken, may be reversed in a future period should the Company's economic conditions improve.

     For additional information on the Company's critical accounting policies, refer to pages 19 and 20 of the Company's annual report to shareholders for the year ended December 31, 2001.

OUTLOOK

     The slowdown in demand from the telecommunications and computer market has lasted longer than initially expected. Given the breadth of issues within this market, it is quite difficult to forecast when a recovery will occur. While the Company may be able to capture additional applications from time to time, management does not believe there will be significant, sustainable improvement in this key market at least into 2003.

     The automotive market remains a large and important market for the Company. While the automotive industry as a whole has been fairly strong in recent quarters, the Company's sales into this market have only grown slightly. The Company has not been able to significantly increase its penetration into this market as planned due to competitive materials and pricing issues.

     In addition, as demand generators in various markets move operations to China and South Asia, they are specifying lower priced, lower quality materials on a more frequent basis. This unfavorable material substitution trend may impact sales in future quarters. However, the Company has increased its marketing presence and efforts in order to grow revenues in that region.

     Given the above, the Company continues its new product and new application development efforts. Each of its businesses has potential new applications, either within their traditional markets and/or in new markets, which offer opportunities for sales growth. Alloy Products is bringing new products to market for oil and gas and plastic tooling applications. TMI is developing products for the emerging fuel cell technology. Beryllium Products is pursuing additional commercial opportunities in addition to its numerous defense applications through new product and process capabilities. WAM is developing new thin film products that potentially are technically superior to the materials currently used in the computer, media storage and wireless telecommunications markets. Electronic Products is pursuing additional defense applications for its thick film circuits.

     The Company believes these new products and applications, coupled with the eventual recovery of the telecommunications and computer market, will result in long-term sales and profit growth. In the interim, the Company will continue to focus its efforts on controlling costs and improving manufacturing performance, with the objective for each of its businesses to generate positive cash flow. Cost reductions and improved manufacturing performance have combined to significantly reduce the breakeven sales level. These improvements will also allow the Company to grow more profitably as sales volumes increase.

ITEM 3.   MARKET RISK DISCLOSURES

     For information regarding the Company's market risks, please refer to pages 20 and 21 of the Company's annual report to shareholders for the period ended December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     During the third quarter of 2002, the Company was notified that, during prior periods, the dismissal of two cases had become final and one plaintiff in the purported class action against the Company had dismissed his claims. Accordingly, the number of CBD cases pending was 49 (involving 96 plaintiffs) as of September 27, 2002. During the third quarter, one employee case (involving two plaintiffs) was dismissed for lack of prosecution. One third party case (involving two plaintiffs) has been settled and voluntarily dismissed by the plaintiffs; however, the Company is awaiting final court dismissal. Two employee cases (involving three plaintiffs) were settled; however, the Company is awaiting final court dismissal in both of these cases. The Company had previously reported that one purported class action involving claims for medical monitoring brought on behalf of contractor workers was on appeal before the Ohio 8th District Court of Appeals. The 8th District Court of Appeals has announced a decision reversing the trial court's order, which had denied class certification. The Company is seeking reconsideration of the decision, and the action remains pending before the 8th District Court of Appeals. One third party case (involving two plaintiffs) is in trial. No new cases were filed during the quarter.

     The 49 pending CBD cases fall into three categories: 27 "employee cases" involving an aggregate of 27 Brush Wellman employees, former employees or surviving spouses (in 14 of these cases, a spouse has also filed consortium claims as part of his or her spouse's case); 21 cases involving third-party individual plaintiffs, with 22 individuals (and 17 spouses who have filed claims as part of their spouse's case and ten children who have filed claims as part of their parent's case); and one purported class action involving six named plaintiffs, as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

     In the one purported class action in which Brush Wellman is seeking reconsideration of the appellate court's reversal of the trial court's denial of class certification, the named plaintiffs allege that past exposure to beryllium has increased their risk of contracting CBD and possibly cancer, although they do not claim to have actually contracted any disease. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought by named plaintiffs on behalf of tradesmen who worked in one of Brush Wellman's facilities as employees of independent contractors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        11   Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

        Brush Engineered Materials Inc. filed an Item 9 report on Form 8-K on August 12, 2002, attaching the Certifications of the Chairman of the Board, President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the second quarter 2002 10-Q.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       BRUSH ENGINEERED MATERIALS INC.
Dated: November 1, 2002
                                                       /s/ John D. Grampa
                                                       -----------------------------------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer

                                 CERTIFICATIONS

I, Gordon D. Harnett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Brush Engineered Materials Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 1, 2002                                /s/ Gordon D. Harnett
                                                       -----------------------------------------------------
                                                       Gordon D. Harnett
                                                       Chairman, President and Chief
                                                       Executive Officer

                                 CERTIFICATIONS

I, John D. Grampa, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Brush Engineered Materials Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 1, 2002                                /s/ John D. Grampa
                                                       -----------------------------------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer