Form 10-K
period 2002-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2003-03-31
CIK 1104657

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 216-486-4200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filed (as
defined in Rule 12b-2 of the Act). Yes [X]     No [ ]

     The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 28, 2002 was approximately $206,293,369.

     As of March 10, 2003, there were 16,633,843 shares of Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 6, 2003 are incorporated by reference into Part III.

                        BRUSH ENGINEERED MATERIALS INC.

                             Index to Annual Report
                                On Form 10-K for
                          Year Ended December 31, 2002

PART I

Item 1.     Business....................................................     1

Item 2.     Properties..................................................     4

Item 3.     Legal Proceedings...........................................     5

Item 4.     Submission of Matters to a Vote of Security Holders.........     6

Item 4A.    Executive Officers of the Registrant........................     6

PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................     8

Item 6.     Selected Financial Data.....................................     8

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     8

Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     8

Item 8.     Financial Statements and Supplementary Data.................     8

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     8

PART III

Item 10.    Directors and Executive Officers of the Registrant..........     9

Item 11.    Executive Compensation......................................     9

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................     9

Item 13.    Certain Relationships and Related Transactions..............     9

Item 14.    Controls and Procedures.....................................     9

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    10

            Signatures..................................................    15

            Certifications..............................................    16

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

ITEM 1.  BUSINESS

     Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a leading manufacturer of high-performance engineered materials serving the global telecommunications and computer, optical media, automotive electronics, industrial components, aerospace and defense and appliance markets. As of December 31, 2002 the Company had 1,862 employees.

     The Company's subsidiaries are organized under two reportable segments: the Metal Systems Group and the Microelectronics Group. The Metal Systems Group includes Brush Wellman Inc. (Alloy Products and Beryllium Products) and Technical Materials, Inc. (TMI). The Microelectronics Group includes Williams Advanced Materials Inc. (WAM) and Electronic Products, which in turn consists of Zentrix Technologies Inc. (Zentrix) and Brush Ceramic Products Inc. (a wholly owned subsidiary of Brush Wellman Inc.). Portions of Brush International, Inc. are included in both segments. Included in "All Other" in the Company's financial statements included later in this Form 10-K are the operating results from BEM Services, Inc. and Brush Resources Inc., two wholly owned subsidiaries of the Company. BEM Services charges a management fee for services, such as administrative and financial oversight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide produced through its Utah operations to outside customers and to businesses within the Metal Systems Group. As of December 31, 2002 BEM Services, Inc. and Brush Resources Inc. had 165 employees.

METAL SYSTEMS GROUP

     The Metal Systems Group is comprised of Alloy Products, Beryllium Products and TMI. In 2002, 61% of the Company's sales were from this segment (63% in 2001 and 67% in 2000). As of December 31, 2002 the Metal Systems Group had 1,110 employees.

     Alloy Products manufactures products that are metallurgically tailored to meet specific customer performance requirements. Copper beryllium alloys exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, automotive electronics, aerospace, oil exploration, undersea housing for telecommunications equipment, bushings, bearings, appliances and plastic mold tooling markets. These products are sold domestically through Brush distribution centers and internationally through Company-owned and independent distribution centers and independent sales representatives.

     Beryllium Products manufactures products that include beryllium, AlBeMet(R) and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structural materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. In 2001, the Company purchased land and mineral rights that were previously leased by its mining operations in Utah. Beryllium products are used in a variety of high-performance applications in the defense, electronics, automotive, medical and optical scanning markets. Beryllium-containing products are sold throughout the world through a direct sales organization and through company-owned and independent distribution centers. While the Company is the only domestic producer of metallic beryllium, it competes with other fabricators as well as with designs utilizing other materials.

     Alloy Products' only direct competitor in the beryllium alloys field is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe. Alloy Products competes with alloy systems manufactured by Olin Corporation, Wieland Electric, Inc. and Stolberger Metallwerke GmbH, and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world.

     TMI manufactures engineered material systems which are combinations of precious and non-precious metals in continuous strip form, and are used in complex electronic and electrical components in telecommunications systems, automotive electronics, semi-conductors and computers. TMI's products are sold directly and through its sales representatives. TMI has limited competition in the United States and several European manufacturers are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches.

METAL SYSTEMS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2002, 2001 and 2000 was $35,064,000, $60,945,000 and $140,246,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2002 will be filled during 2003.

     Sales are made to approximately 2,000 customers. Government sales, principally subcontracts, accounted for about 9.2% of Metal Systems Group sales in 2002 as compared to 3.3% in 2001 and 2.3% in 2000. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 35% of the Metal Systems Group sales in 2002, 38% in 2001 and 33% in 2000. Other segment reporting and geographic information set forth on pages 43 and 44 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference.

METAL SYSTEMS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $2,522,000 in 2002, $4,679,000 in 2001 and $5,543,000 in
2000. A staff of 20 scientists, engineers and technicians was employed in this effort as of year end 2002. Some research and development projects, expenditures for which are not material, were externally sponsored.

MICROELECTRONICS GROUP

     The Microelectronics Group is comprised of WAM and Electronic Products, which consists of Zentrix and Brush Ceramic Products Inc. In 2002, 37% of the Company's sales were from this segment (36% in 2001 and 32% in 2000). As of December 31, 2002 the Microelectronics Group had 587 employees.

     WAM manufactures and fabricates precious metal and specialty metal products for the optical media, magnetic head, including magnetic resistive (MR) and giant magnetic resistive (GMR) materials, electron tube markets and the wireless, semiconductor, photonic and hybrid segments of the microelectronics market.

WAM's major product lines include vapor deposition materials, clad and precious metals preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

     WAM's products are sold directly from WAM's facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York; Singapore and the Philippines, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Praxair, Inc., Honeywell International Inc. and a number of smaller regional and national suppliers.

     Zentrix produces electronic packaging, circuitry and powder metal products. Production sites include Oceanside, California; Tucson, Arizona and Newburyport, Massachusetts. These products are used in wireless telecommunication, fiberoptics, automotive and defense applications. Zentrix's products are sold directly and through its sales representatives. Zentrix's principal competitor in the beryllia ceramics market is CBL Ltd. Other competitors of Zentrix include Kyocera Corporation, Semx Corporation, Aeroflex, Inc., American Technical Ceramics and Anaren Microwave, Inc. Competitive materials include alumina, aluminum nitride and composites.

MICROELECTRONICS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2002, 2001 and 2000 was $19,833,000, $20,458,000 and $31,225,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2002 will be filled during 2003.

     Sales are made to approximately 1,700 customers. Government sales, principally subcontracts, accounted for less than 1% of Microelectronics Group sales in 2002 as compared to 2.8% in 2001 and 1.2% in 2000. Sales outside the United States, principally to Western Europe, Canada and Asia, accounted for approximately 18% of Microelectronics Group sales in 2002, 13% in 2001 and 15% in 2000. Other segment reporting and geographic information set forth on pages 43 and 44 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference.

MICROELECTRONICS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1,743,000 for 2002, $1,648,000 in 2001 and $1,894,000
in 2000. A staff of 6 scientists, engineers and technicians was employed in this effort as of year end 2002.

GENERAL

AVAILABILITY OF RAW MATERIALS

     The principal raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel, platinum and palladium. Ore reserve data in Management's Discussion and Analysis on pages 20 and 21 of the Company's annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference. The Company has agreements to purchase stated quantities of beryl ore, beryllium metal and beryllium-copper master alloy from the Defense Logistics Agency of the U.S. Government. In addition, the Company has a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of beryllium-copper master. The availability of these raw materials, as well as other materials used by the Company, is adequate and generally not dependent on any one supplier.

PATENTS AND LICENSES

     The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's business is not materially dependent on any one patent or license or on all of its patents and licenses as a group.

REGULATORY MATTERS

     The Company is subject to a variety of laws including those which regulate the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in the Company's manufacturing processes. For decades the Company has operated its facilities under stringent standards of inplant and outplant discharge. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. The Occupational Safety and Health Administration ("OSHA") is currently reviewing its beryllium standards.

AVAILABLE INFORMATION

     The Company makes available, free of charge through its internet website, www.beminc.com, this annual on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

     JUAB COUNTY, UTAH -- 7,500 acres with respective mineral rights in Juab County, Utah from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A small portion of the mineral rights is held under lease. Ore reserve data set forth on pages 20 and 21 in the annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference.

     LINCOLN, RHODE ISLAND -- A manufacturing facility consisting of 140,000 square feet located on 7.5 acres. This facility produces reel-to-reel strip metal products which combine precious and non-precious metals in continuous strip form and related metal systems products.

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

     SINGAPORE -- A 2,500 square foot leased sales office that houses employees of Brush Wellman and WAM Far East.

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

BERYLLIUM CLAIMS

     There are claims pending in various state and federal courts against Brush Wellman Inc., one of the Company's subsidiaries, by some of its employees, former employees or their surviving spouses and by third party individuals (typically employees of customers or of independent contractors) alleging that they contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During 2002, the number of beryllium cases decreased from 76 (involving 193 plaintiffs), as of December 31, 2001, to 33 cases (involving 70 plaintiffs) as of December 31, 2002. During 2002, an aggregate of 34 cases involving 107 plaintiffs were settled. Eight cases involving 11 plaintiffs were voluntarily dismissed by the plaintiffs. One case involving two plaintiffs was dismissed for lack of prosecution. One other plaintiff was dismissed with prejudice. In addition, the Company received notice during 2002 that two cases (involving four plaintiffs) and two additional plaintiffs were dismissed during prior periods. Two cases involving four plaintiffs were filed in 2002.

     The 33 pending beryllium cases fall into three categories: 16 "employee cases" involving an aggregate of 16 Brush Wellman employees, former employees or their surviving spouses (in 6 of these cases, a spouse has also filed claims as part of his or her spouse's case); 16 cases involving third-party individual plaintiffs, with 17 individuals (and 15 spouses who have filed claims as part of their spouse's case, and ten children who have filed claims as part of their parent's case); and one purported class action, involving six individuals, as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of Brush Wellman's customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

     In the one purported class action in which Brush Wellman is seeking review of the appellate court's reversal of the trial court's denial of class certification, the named plaintiffs allege that past exposure to beryllium has increased their risk of contracting chronic beryllium disease and possibly cancer, although they do not claim to have actually contracted any disease. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought by named plaintiffs on behalf of tradesmen who worked in one of Brush Wellman's facilities as employees of independent contractors.

     From January 1, 2003 to March 7, 2003, one third-party case (involving six plaintiffs) was filed. Two third-party cases (involving eight plaintiffs) have been settled and dismissed. The settlements in five employee cases (involving eight plaintiffs) that were dismissed in 2002 have been finalized. In nine employee cases (involving twelve plaintiffs), settlement agreements have been signed, and the plaintiffs have dismissed their claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information as to the executive officers of the Company.

NAME               AGE   POSITIONS AND OFFICES
----               ---   ---------------------
Gordon D. Harnett  60    Chairman of the Board, President, Chief Executive Officer
                         and Director
John D. Grampa     55    Vice President Finance and Chief Financial Officer
Daniel A. Skoch    53    Senior Vice President Administration

     MR. HARNETT was elected Chairman of the Board, Chief Executive Officer and Director of the Company effective January 1991. In addition, Mr. Harnett has served as President of the Company from January 1991 to May 2001 and from May 2002 to the present. Prior to January 1991, he had served as a Senior Vice President of The B. F. Goodrich Company from November 1988.

     MR. GRAMPA was elected Vice President Finance and Chief Financial Officer in November 1999. He had served as Vice President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide Materials Business of Avery Dennison Corporation since March 1994 and held other various financial positions at Avery Dennison Corporation from 1984.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. As of March 10, 2003 there were 1,857 shareholders of record. Information as to stock price and dividends declared set forth on page 45 in Note P to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference. The Company's ability to pay dividends is restricted as provided in the Third Amendment to the Credit Agreement and Consent dated December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on pages 46 and 47 of the annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 12 through 24 of the annual report to shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk disclosures on pages 23 and 24 of the annual report to shareholders for the year ended December 31, 2002 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 2002 are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 2002 and 2001.

     Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements.

     Quarterly Data on page 45 in Note P to the consolidated financial statements in the annual report to shareholders for the years ended December 31, 2002 and 2001 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under Election of Directors on pages 2 through 4 of the Proxy Statement dated March 28, 2003, as filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under
Item 4A -- Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this heading is incorporated by reference from pages 9 through 12 of the Proxy Statement dated March 28, 2003, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this heading is incorporated by reference on pages 7 and 8 and the "Equity Compensation Plan Information" on page 10 of the Proxy Statement dated March 28, 2003, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

     During the 90-day period prior to the filing the annual report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

     Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 2002 are the following consolidated financial statements:

     Consolidated Balance Sheets -- December 31, 2002 and 2001.

     Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial information for the years ended December 31, 2002, 2001 and 2000 is submitted herewith:

     Schedule II -- Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. EXHIBITS

    (2) Agreement of Merger, dated as of May 17, 2000, by and among Brush Merger Co., Brush Wellman Inc. and Brush Engineered
             Materials Inc. (filed as Annex A to the Registration
             Statement on Form S-4 filed by the Company on February 1,
             2000, Registration No. 333-95917), incorporated herein by reference.
    (3a)     Amended and Restated Articles of Incorporation of Brush
             Engineered Materials Inc. (filed as Annex B to the
             Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
    (3b)     Amended and Restated Code of Regulations of Brush Engineered
             Materials Inc. (filed as Exhibit 4(b) to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.
    (4a)     Credit Agreement dated as of June 30, 2000 among Brush
             Wellman Inc. and Brush Engineered Materials Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders
             (filed as Exhibit 4a to the Company's Form 10-Q Quarterly
             Report for the quarter ended June 30, 2000), incorporated herein by reference.
    (4b)     First Amendment to Credit Agreement dated as of March 30,
             2001 among Brush Wellman Inc. and Brush Engineered Materials
             Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders. (filed as Exhibit 4 to the Company's Form 10-Q Quarterly Report for the quarter ended
             March 30, 2001), incorporated herein by reference.
    (4c)     Second Amendment to Credit Agreement dated as of September
             28, 2001 among Brush Wellman Inc. and Brush Engineered
             Materials Inc. as the borrowers and National City Bank, N.A.
             acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 4c to the Company's Form 10-K Annual Report for the year ended
             December 31, 2001), incorporated herein by reference.

    (4d)     Third Amendment to Credit Agreement dated as of December 31,
             2001 among Brush Wellman Inc. and Brush Engineered Materials
             Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 4d to the Company's Form 10-K Annual Report for the year ended
             December 31, 2001), incorporated herein by reference.
    (4e)     Fourth Amendment to Credit Agreement dated as of January 29,
             2003 among Brush Wellman Inc. and Brush Engineered Materials
             Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders.
    (4f)     Fifth Amendment to Credit Agreement dated as of March 7,
             2003 among Brush Wellman Inc. and Brush Engineered Materials
             Inc. as the borrowers and National City Bank, N.A. acting for itself and as agent for certain other banking institutions as lenders.
    (4g) Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A.
             as Rights Agent (filed as Exhibit 4(a) to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May
             16, 2000), incorporated herein by reference.
    (4h) Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.
    (10a)*   Employment Arrangement between the Company and Mr. William
             R. Seelbach dated June 3, 1998 (filed as Exhibit 10b to the
             Company's Form 10-Q Quarterly Report for the quarter ended
             July 3, 1998), incorporated herein by reference.
    (10b)*   Addendum to Employment Arrangement between the Company and
             Mr. William R. Seelbach dated June 24, 1998 (filed as
             Exhibit 10c to the Company's Form 10-Q Quarterly Report for the quarter ended July 3, 1998), incorporated herein by reference.
    (10c)* Form of Indemnification Agreement entered into by the Company and Mr. William R. Seelbach dated June 29, 1998
             (filed as Exhibit 10d to the Company's Form 10-Q Quarterly
             Report for the quarter ended July 3, 1998), incorporated herein by reference.
    (10d)* Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended
             December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.
    (10e)* Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended
             December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.
    (10f)* Form of Severance Agreement entered into by the Company and Messrs. Gordon D. Harnett, Daniel S. Skoch and John D.
             Grampa dated October 8, 2001 (filed as Exhibit 10-f to the
             Company's Form 10-K Annual Report for the year ended
             December 31, 2001, Commission File No. 1-7006), incorporated herein by reference.
    (10g)* Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10-g to the Company's Form 10-K Annual Report for the year ended December 31, 2001, Commission File No.
             001-7006), incorporated herein by reference.
    (10h)*   Form of Trust Agreement between the Company and Key Trust
             Company of Ohio, N.A. (formerly Ameritrust Company National
             Association) on behalf of the Company's executive officers
             (filed as Exhibit 10e to the Company's Form 10-K Annual
             Report for the year ended December 31, 1994, Commission File
             No. 1-7006), incorporated herein by reference.
    (10i)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) Deferred Compensation Plan for Non-employee Directors effective January 1, 1992 (filed as Exhibit I to the Proxy
             Statement dated March 6, 1992, filed by Brush Wellman Inc.,
             Commission File No. 1-7006), incorporated herein by reference.

    (10j)*   Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. Deferred Compensation Plan for Non-employee
             Directors (filed as Exhibit 4b to Post-Effective Amendment
             No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.
    (10k)*   First Amendment to the Deferred Compensation Plan for
             Non-employee Directors as amended through September 11, 2001
             (filed as Exhibit 4c to Post-Effective Amendment No. 1 to
             Registration Statement No. 333-74296), incorporated herein by reference.
    (10l)*   Form of Trust Agreement between the Company and National
             City Bank, N.A. dated January 1, 1992 on behalf of
             Non-employee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended
             December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.
    (10m)*   Incentive Compensation Plan adopted December 16, 1991,
             January 1, 1992 (filed as Exhibit 10l to the Company's Form
             10-K Annual Report for the year ended December 31, 1991,
             Commission File No. 1-7006), incorporated herein by reference.
    (10n)*   Supplemental Retirement Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10n to the Company's Form
             10-K Annual Report for the year ended December 31, 1992,
             Commission File No. 1-7006), incorporated herein by reference.
    (10o)*   Amendment Number 2, adopted January 1, 1996, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992 (filed as Exhibit 10o to the Company's Form 10-K Annual
             Report for the year ended December 31, 1995, Commission File
             No. 1-7006), incorporated herein by reference.
    (10p)*   Amendment Number 3, adopted May 5, 1998, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992 (filed as Exhibit 10s to the Company's Form 10-K Annual
             Report for the year ended December 31, 1998), incorporated herein by reference.
    (10q)*   Amendment Number 4, adopted December 1, 1998, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10t to the Company's Form
             10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
    (10r)*   Amendment Number 5, adopted December 31, 1998, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10u to the Company's Form
             10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
    (10s)*   Amendment Number 6, adopted September, 1999, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992. (filed as Exhibit 10u to the Company's Form 10-K
             Annual Report for the year ended December 31, 2000,
             Commission File No. 1-7006), incorporated herein by reference.
    (10t)*   Amendment Number 7, adopted May, 2000, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992. (filed as Exhibit 10v to the Company's Form 10-K
             Annual Report for the year ended December 31, 2000,
             Commission File No. 1-7006), incorporated herein by reference.
    (10u)*   Amendment Number 8, adopted December 21, 2001, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992. (filed as Exhibit 10-u to the Company's
             Form 10-K Annual Report for the year ended December 31,
             2001, Commission File No. 1-7006), incorporated herein by reference.
    (10v)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Brush
             Wellman Inc. on May 5, 1998), incorporated herein by reference.
    (10w)*   Amendment No. 1 to the Brush Engineered Materials Inc. Key
             Employee Share Option Plan dated May 17, 2000 (filed as
             Exhibit 4b to Post-Effective Amendment No. 1 to Registration
             Statement No. 333-52141), incorporated herein by reference.

    (10x)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush
             Wellman Inc. as Exhibit 15A to Post-Effective Amendment No.
             3 to Registration Statement No. 2-64080), incorporated herein by reference.
    (10y)*   Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1979 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement
             No. 2-64080), incorporated herein by reference.
    (10z)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1984 Stock Option Plan as amended by the Board of
             Directors on April 18, 1984 and February 24, 1987 (filed by
             Brush Wellman Inc. as Exhibit 4.4 to Registration Statement
             No. 33-28605), incorporated herein by reference.
    (10aa)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1984 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement
             No. 2-90724), incorporated herein by reference.
    (10bb)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.)1989 Stock Option Plan (filed by Brush Wellman Inc. as
             Exhibit 4.5 to Registration Statement No. 33-28605), incorporated herein by reference.
    (10cc)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1989 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement
             No. 33-28605), incorporated herein by reference.
    (10dd)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1995 Stock Incentive Plan as Amended March 3, 1998
             (filed by Brush Wellman Inc. as Exhibit A to the Company's
             Proxy Statement dated March 16, 1998, Commission File No.
             1-7006), incorporated herein by reference.
    (10ee)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1995 Stock Incentive Plan (filed as Exhibit
             4b to Post-Effective Amendment No. 1 to Registration
             Statement No. 333-63357), incorporated herein by reference.
    (10ff)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1997 Stock Incentive Plan for Non-employee Directors
             (filed by Brush Wellman Inc. as Exhibit B to the Company's
             Proxy Statement dated March 16, 1998, Commission File No.
             1-7006), incorporated herein by reference.
    (10gg)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1997 Stock Incentive Plan for Non-employee
             Directors (filed as Exhibit 4b to Post-Effective Amendment
             No. 1 to Registration Statement No. 333-63355), incorporated herein by reference.
    (10hh)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1997 Stock Incentive Plan for Non-employee Directors
             (filed as Appendix B to the Company's Proxy Statement dated
             March 18, 2001, Commission File No. 1-7006), incorporated herein by reference.
    (10ii)*  Brush Engineered Materials Inc. Executive Deferred
             Compensation Plan (2000 Restatement).(filed as Exhibit 10jj to the Company's Form 10-K Annual Report for the year ended
             December 31, 2000), incorporated herein by reference.
    (10jj)*  Trust Agreement for Brush Engineered Materials Inc.
             (formerly Brush Wellman Inc.) Executive Deferred
             Compensation Plan, dated September 14, 1999 (filed as
             Exhibit 10hh to the Company's Form 10-K Annual Report for the year ended December 31, 1999), incorporated herein by reference.
    (10kk)   Lease dated as of October 1, 1996, between Brush Wellman
             Inc. and Toledo-Lucas County Port Authority (filed as
             Exhibit 10v to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.
    (10ll)   Master Lease Agreement dated December 30, 1996 between Brush
             Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants (filed as Exhibit 10w to the Company's Form 10-K Annual Report for the year ended
             December 31, 1996), incorporated herein by reference.

    (10mm)   Consolidated Amendment No. 1 to Master Lease Agreement and Equipment Schedules
             dated as of June 30, 2000 between Brush Wellman Inc. and National City Bank, N.A.
             acting for itself and as agent for certain participants (filed as Exhibit 10a to the
             Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2000), incorporated herein by reference.
    (10nn)   Consolidated Amendment No. 2 to Master Lease Agreement and Equipment Schedules dated as of March 30, 2001 between Brush Wellman Inc. and National City Bank, N.A. acting for itself and as agent for certain participants (filed as Exhibit 10 to the
             Company's Form 10-Q Quarterly Report for the quarter ended March 30, 2001), incorporated herein by reference.
    (10oo)   Consolidated Amendment No. 3 to Master Lease Agreement and Equipment Schedules dated as of September 28, 2001 between Brush Wellman Inc. and National City Bank, N.A.
             acting for itself and as agent for certain participants (filed as Exhibit 10oo to the Company's Form 10-K Annual Report for the year ended December 31, 2001), incorporated herein by reference.
    (10pp)   Consolidated Amendment No. 8 to Master Lease Agreement and Equipment Schedules dated as of December 31, 2001 between Brush Wellman Inc. and National City Bank, N.A.
             acting for itself and as agent for certain participants (filed as Exhibit 10pp to the Company's Form 10-K Annual Report for the year ended December 31, 2001), incorporated herein by reference.
    (10qq)   Consolidated Amendment No. 9 to Master Lease Agreement and Equipment Schedules dated as of January 29, 2003 between Brush Wellman Inc. and National City Bank, N.A.
             acting for itself and as agent for certain participants.
    (10rr)   Consolidated Amendment No. 10 to Master Lease Agreement and Equipment Schedules
             dated as of March 7, 2003 between Brush Wellman Inc. and National City Bank, N.A.
             acting for itself and as agent for certain participants.
    (10ss)   Brush Engineered Materials Inc. Restated Pension Plan, dated June 1, 2000.
    (10tt)   Amendment No. 1 dated as of February 28, 2003 to the Brush Engineered Materials Inc.
             Restated Pension Plan dated June 1, 2000.
    (13)     Annual report to shareholders for the year ended December 31, 2002
    (21)     Subsidiaries of the Registrant
    (23)     Consent of Ernst & Young LLP
    (24)     Power of Attorney
    (99.1)   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002
    (99.2)   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

(b) REPORTS ON FORM 8-K

     An 8-K was filed on December 6, 2002 updating the "Current Investor Update", a presentation on its website. This presentation was updated with the corporate strategy and financial results through the third quarter of 2002.

     An 8-K was filed on March 28, 2003 updating the "Current Investor Update", a presentation on its website. This presentation was updated with the corporate strategy and financial results through December 2002. In addition, the website was updated to include a new section on "Corporate Governance". This section lists the Policy Statement on Significant Corporate Governance Issues as well as the charters for the Audit Committee, the Governance Committee, the Organization and Compensation Committee and the Retirement Plan Review Committee.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003

BRUSH ENGINEERED MATERIALS INC.

         By: /s/ GORDON D. HARNETT                         By: /s/ JOHN D. GRAMPA
-------------------------------------------      -------------------------------------------
             Gordon D. Harnett                                 John D. Grampa
     Chairman of the Board, President                      Vice President Finance
        and Chief Executive Officer                      and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





             /s/ GORDON D. HARNETT*               Chairman of the Board, President,              March 31, 2003
------------------------------------------------  Chief Executive Officer and Director
               Gordon D. Harnett                  (Principal Executive Officer)




               /s/ JOHN D. GRAMPA                 Vice President Finance and Chief Financial     March 31, 2003
------------------------------------------------  Officer (Principal Financial and Accounting
                 John D. Grampa                   Officer)




           /s/ ALBERT C. BERSTICKER*              Director                                       March 31, 2003
------------------------------------------------
              Albert C. Bersticker




           /s/ CHARLES F. BRUSH, III*             Director                                       March 31, 2003
------------------------------------------------
             Charles F. Brush, III




               /s/ DAVID H. HOAG*                 Director                                       March 31, 2003
------------------------------------------------
                 David H. Hoag




            /s/ JOSEPH P. KEITHLEY*               Director                                       March 31, 2003
------------------------------------------------
               Joseph P. Keithley




             /s/ WILLIAM P. MADAR*                Director                                       March 31, 2003
------------------------------------------------
                William P. Madar




              /s/ N. MOHAN REDDY*                 Director                                       March 31, 2003
------------------------------------------------
                 N. Mohan Reddy




           /s/ WILLIAM R. ROBERTSON*              Director                                       March 31, 2003
------------------------------------------------
              William R. Robertson




             /s/ JOHN SHERWIN, JR.*               Director                                       March 31, 2003
------------------------------------------------
               John Sherwin, Jr.

     *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

             By: /s/ JOHN D. GRAMPA                                                              March 31, 2003
  -------------------------------------------
                 John D. Grampa
                Attorney-in-Fact

                                 CERTIFICATIONS

I, Gordon D. Harnett, certify that:

     1. I have reviewed this annual report on Form 10-K of Brush Engineered Materials Inc. (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors::

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                     /s/ GORDON D. HARNETT
                                          -----------------------------------------------
                                          Gordon D. Harnett
                                          Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, John D. Grampa, certify that:

     1. I have reviewed this annual report on Form 10-K of Brush Engineered Materials Inc. (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors::

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                   /s/ JOHN D. GRAMPA
                                        --------------------------------------------------
                                        John D. Grampa
                                        Vice President Finance and Chief Financial Officer

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

COL. A                                  COL. B             COL. C              COL. D          COL. E
------                                ----------   -----------------------   -----------     ----------
                                                          ADDITIONS
                                                   -----------------------
                                                                   (2)
                                                      (1)       CHARGED TO
                                      BALANCE AT   CHARGED TO     OTHER                      BALANCE AT
                                      BEGINNING    COSTS AND    ACCOUNTS--   DEDUCTION--       END OF
DESCRIPTION                           OF PERIOD     EXPENSES     DESCRIBE     DESCRIBE         PERIOD
-----------                           ----------   ----------   ----------   -----------     ----------
YEAR ENDED DECEMBER 31, 2002
Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable......................  $1,513,607   $  346,287       $0       $  543,249(A)   $1,316,645
  Inventory reserves and
    obsolescence....................  $4,707,000   $3,598,000       $0       $4,462,000(B)   $3,843,000

YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable......................  $1,676,666   $   39,814       $0       $  202,873(A)   $1,513,607
  Inventory reserves and
    obsolescence....................  $3,151,000   $5,599,000       $0       $4,043,000(B)   $4,707,000

YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable......................  $1,744,149   $    4,984       $0       $   72,467(A)   $1,676,666
  Inventory reserves and
    obsolescence....................  $3,526,000   $4,517,000       $0       $4,892,000(B)   $3,151,000

Note A -- Bad debts written-off, net of recoveries.

Note B -- Inventory write-off.