Form 10-Q
period 2003-03-28
BRUSH ENGINEERED MATERIALS INC
filed 2003-05-08
CIK 1104657

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As of May 2, 2003 there were 16,563,098 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended March 28, 2003 are as follows:

        Consolidated Statements of Income --
           Three months ended March 28, 2003 and March 29, 2002

        Consolidated Balance Sheets --
           March 28, 2003 and December 31, 2002

        Consolidated Statements of Cash Flows --
           Three months ended March 28, 2003 and March 29, 2002

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                               MARCH 28,     MARCH 29,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)        2003          2002
---------------------------------------------------------------------------------------
Net sales...................................................  $    99,518   $    89,582
  Cost of sales.............................................       82,405        79,328
                                                              -----------   -----------
Gross Margin................................................       17,113        10,254
  Selling, general and administrative expenses..............       17,298        15,240
  Research and development expenses.........................        1,108         1,074
  Other-net.................................................          829          (559)
                                                              -----------   -----------
Operating Loss..............................................       (2,122)       (5,501)
  Interest expense..........................................          689           733
                                                              -----------   -----------
Loss before income taxes....................................       (2,811)       (6,234)
  Income taxes..............................................          205        (2,400)
                                                              -----------   -----------
Net Loss....................................................  $    (3,016)  $    (3,834)
                                                              ===========   ===========
Per Share of Common Stock: Basic............................  $     (0.18)  $     (0.23)
Weighted average number of common shares outstanding........   16,561,430    16,554,667
Per Share of Common Stock: Diluted..........................  $     (0.18)  $     (0.23)
Weighted average number of common shares outstanding........   16,561,430    16,554,667

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              MAR 28,    DEC. 31,
(DOLLARS IN THOUSANDS)                                          2003       2002
---------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  3,387   $  4,357
  Accounts receivable.......................................    58,980     47,543
  Inventories...............................................    94,805     94,324
  Prepaid expenses..........................................     8,830      9,766
  Deferred income taxes.....................................       301        244
                                                              --------   --------
       Total Current Assets.................................   166,303    156,234
Other Assets................................................    25,350     25,629
Long-term deferred income taxes.............................       529        472
Property, Plant and Equipment...............................   477,960    476,283
  Less allowances for depreciation, depletion and
     impairment.............................................   328,810    323,739
                                                              --------   --------
                                                               149,150    152,544
                                                              --------   --------
                                                              $341,332   $334,879
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 23,166   $ 27,235
  Accounts payable..........................................    21,966     15,129
  Other liabilities and accrued items.......................    31,183     30,439
  Income taxes..............................................       976        786
                                                              --------   --------
       Total Current Liabilities............................    77,291     73,589
Other Long-term Liabilities.................................    16,507     17,459
Retirement and Post-employment Benefits.....................    49,102     48,518
Long-term Debt..............................................    41,185     36,219
Shareholders' Equity........................................   157,247    159,094
                                                              --------   --------
                                                              $341,332   $334,879
                                                              ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 28,   MARCH 29,
(DOLLARS IN THOUSANDS)                                          2003        2002
-----------------------------------------------------------------------------------
NET LOSS....................................................  $ (3,016)   $ (3,834)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED FROM
  (USED IN) OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,184       5,119
  Decrease (Increase) in accounts receivable................   (11,640)     (3,384)
  Decrease (Increase) in inventory..........................      (454)      4,074
  Decrease (Increase) in prepaid and other current assets...       926         867
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................     7,476      (1,266)
  Increase (Decrease) in interest and taxes payable.........       282        (715)
  Increase (Decrease) in deferred income taxes..............       (52)        (55)
  Increase (Decrease) in other long-term liabilities........      (333)       (234)
  Other -- net..............................................     1,445        (139)
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) OPERATING
        ACTIVITIES..........................................      (182)        433
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (1,587)       (887)
  Payments for mine development.............................      (101)         --
  Payments for other investments............................        (1)         --
  Proceeds from sale of property, plant and equipment.......         9          --
                                                              --------    --------
       NET CASH USED IN INVESTING ACTIVITIES................    (1,680)       (887)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/(repayment) of short-term debt.....       842      (2,077)
  Proceeds from issuance of long-term debt..................        --       6,968
  Repayment of long-term debt...............................       (34)    (10,000)
                                                              --------    --------
       NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES..........................................       808      (5,109)
Effects of Exchange Rate Changes............................        84           2
                                                              --------    --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............      (970)     (5,561)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     4,357       7,014
                                                              --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  3,387    $  1,453
                                                              ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 28, 2003 and December 31, 2002 and the results of operations for the three month periods ended March 28, 2003 and March 29, 2002. All of the adjustments were of a normal and recurring nature.

NOTE B -- INVENTORIES

                                                              MARCH 28,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                          2003           2002
----------------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 22,810       $ 22,572
  In process................................................    65,899         65,809
  Finished goods............................................    30,796         29,522
                                                              --------       --------
       Gross inventories....................................   119,505        117,903
Excess of average cost over LIFO
     Inventory value........................................    24,700         23,579
                                                              --------       --------
     Net inventories........................................  $ 94,805       $ 94,324
                                                              ========       ========

NOTE C -- COMPREHENSIVE LOSS

     The reconciliation between Net Loss and Comprehensive Loss for the three month periods ended March 28, 2003 and March 29, 2002 is as follows:

                                                                FIRST QUARTER ENDED
                                                              ------------------------
                                                              MARCH 28,     MARCH 29,
(DOLLARS IN THOUSANDS)                                           2003          2002
--------------------------------------------------------------------------------------
Net Loss....................................................   $(3,016)      $(3,834)
Cumulative Translation Adjustment...........................       (74)          (88)
Change in the Fair Value of Derivative Financial
  Instruments...............................................     1,164         1,392
                                                               -------       -------
Comprehensive Loss..........................................   $(1,926)      $(2,530)
                                                               =======       =======

NOTE D -- SEGMENT REPORTING

                                       METAL      MICRO-       TOTAL       ALL
(DOLLARS IN THOUSANDS)                SYSTEMS   ELECTRONICS   SEGMENTS    OTHER     TOTAL
------------------------------------------------------------------------------------------
FIRST QUARTER 2003
Revenues from external customers....  $61,207     $38,311     $99,518    $    --   $99,518
Intersegment revenues...............      901         272       1,173      3,573     4,746
Profit (loss) before interest and
  taxes.............................   (3,424)      2,537        (887)    (1,235)   (2,122)

FIRST QUARTER 2002
Revenues from external customers....  $55,917     $33,545     $89,462    $   120   $89,582
Intersegment revenues...............      599         483       1,082      2,889     3,971
Profit (loss) before interest and
  taxes.............................   (8,525)      2,202      (6,323)       822    (5,501)

NOTE E -- INCOME TAXES

     A tax benefit was not recorded against the loss before income taxes in the first quarter 2003 for domestic and certain foreign taxes as a result of the deferred tax valuation allowance recorded in the fourth quarter 2002 in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full realization of the Company's deferred tax assets. The Company intends to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. Therefore, the $0.2 million income tax expense recorded in the first quarter 2003 represents taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore only. In the first quarter 2002, the Company recorded a tax benefit of $2.4 million for federal, state, local and foreign taxes. The $2.4 million benefit was calculated at 38.5% of the loss before income taxes.

NOTE F -- NON-CASH TRANSACTION

     The Company's revolving credit agreement allows for both short-term and long-term borrowings. The limitation on outstanding short-term borrowings was revised as part of renegotiating the agreement in the first quarter 2003. As a result, the Company transferred $5.0 million of short-term borrowings to long-term borrowings under the agreement in order to comply with the reduced limitation. This was a non-cash transfer that did not impact the Consolidated Statement of Cash Flows for the period ended March 28, 2003.

NOTE G -- STOCK-BASED COMPENSATION

     The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and applies the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock incentive plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table presents the effect on net loss and net loss per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123:

                                                               FIRST QUARTER ENDED
                                                              ---------------------
                                                              MARCH 28,   MARCH 29,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                 2003        2002
-----------------------------------------------------------------------------------
Net loss, as reported.......................................   $(3,016)    $(3,834)
Less stock-based compensation expense determined under fair
  value method for all stock options, net of related income
  tax benefit...............................................       174         249
                                                               -------     -------
Pro forma net loss..........................................   $(3,190)    $(4,083)
                                                               =======     =======
Basic and diluted loss per share, as reported...............   $ (0.18)    $ (0.23)
Basic and diluted loss per share, pro forma.................   $ (0.19)    $ (0.25)

     The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued for the three months ending March 2002 and 2003:

                                                              MARCH 28,   MARCH 29,
                                                                2003        2002
-----------------------------------------------------------------------------------
Risk free interest rates....................................    3.73%       4.49%
Dividend yield..............................................       0%          0%
Volatility..................................................    39.5%       39.6%
Expected lives (in years)...................................       8           8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

     - The global economy;

     - The condition of the markets which the Company serves, whether defined geographically or by segment, with the major market segments being telecommunications and computer, automotive electronics, industrial components, optical media, aerospace and defense, and appliance;

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

     - The uncertainties concerning the impact resulting from war and terrorist activities;

     - Changes in government regulatory requirements and the enactment of new legislation that impacts the Company's obligations; and,

     - The conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

RESULTS OF OPERATIONS

                                                               FIRST QUARTER
                                                              ---------------
(MILLIONS, EXCEPT PER SHARE DATA)                              2003     2002    CHANGE
--------------------------------------------------------------------------------------
Sales.......................................................  $ 99.5   $ 89.6   $ 9.9
Operating Loss..............................................    (2.1)    (5.5)    3.4
Diluted E.P.S. .............................................  $(0.18)  $(0.23)  $0.05

     Total sales were $99.5 million in the first quarter 2003, an 11% improvement over the first quarter 2002. Domestic sales grew 10% while international sales grew 14% in the first quarter 2003 over the comparable period last year. The sales growth came from the automotive, defense, telecommunications and computer and optical media markets. Sales from both of the Company's reportable segments - the Metal Systems Group and the Microelectronic Group (MEG) -- increased in the first quarter 2003 from the first quarter 2002. Approximately $5.8 million of the $9.9 million increase in sales was due to the precious metal price and mix effect and the impact of foreign currency translation rate differences. First quarter 2003 sales were also higher than the last two quarters of 2002, growing 12% over the fourth quarter 2002 and 6% over the third quarter 2002.

     Gross margin was $17.1 million (or 17% of sales) in the first quarter 2003 compared to $10.3 million (or 11% of sales) in the first quarter 2002. The $6.8 million increase in gross margin resulted from a combination of higher volumes, product mix and improved manufacturing performance as well as a $1.5 million reduction in manufacturing overhead expenses. The gross margin dollars and percent of sales were the highest quarterly results since the second quarter 2001.

     Selling, general and administrative expenses (SG&A) were $17.3 million in the first quarter 2003 compared to $15.2 million in the first quarter 2002. SG&A expenses were 17% of sales in both the first quarter 2003 and the first quarter 2002. The Company incurred an additional $0.9 million in fees associated with amending various financing arrangements during the first quarter 2003. The weaker U.S. dollar (as compared to the euro, yen, sterling and Singapore dollar) in the first quarter 2003 versus the first quarter 2002 resulted in a $0.4 million increase in the translated value of foreign currency denominated expenses. Management and employee incentive compensation accruals were also higher in the current year than last year.

     Research and development expenses (R&D) were $1.1 million in the first quarter 2003 and unchanged from the year-ago period. There were no changes in the R&D strategic direction or efforts during the quarter.

     Net-other expense was $0.8 million in the first quarter 2003 compared to net-other income of $0.6 million in the first quarter 2002. Foreign currency exchange gains were $0.6 million lower in 2003 as a result of the weaker U.S. dollar. The majority of the remaining difference between periods was caused by a mark-to-market unrealized gain on a deferred compensation plan for non-employee directors of $0.5 million recorded in the first quarter 2002. Net-other also includes metal financing fees, bad debt expense, amortization of intangibles, gain or loss on disposal of assets and other non-operating items.

     The operating loss was $2.1 million in the first quarter 2003, a $3.4 million improvement over the $5.5 million loss generated in the first quarter 2002. The improvement resulted from the higher margins offset in part by an increase in expenses.

     Interest expense was $0.7 million in the first quarter 2003, down 6% from the year ago period. Average balance sheet debt levels were lower in the first quarter 2003 than the prior year. Interest capitalized in association with long-term capital projects was minor in both periods.

     The loss before income taxes was $2.8 million in the first quarter 2003 and $6.2 million in the first quarter 2002. This was the smallest loss before income taxes since the second quarter 2001.

     Income tax expense of $0.2 million was recorded in the first quarter 2003 for foreign, state and local taxes in those jurisdictions where the Company did not record a valuation allowance. A tax benefit was not recorded against the loss before income taxes in the first quarter 2003 for domestic and certain foreign taxes as a result of the deferred tax valuation allowance recorded in the fourth quarter 2002 in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full realization of the deferred tax assets. The Company intends to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. In the first quarter 2002, a rate of 38.5% was applied against the loss before income taxes to calculate a tax benefit of $2.4 million. The benefits from foreign source income and percentage depletion were the main differences between the effective and statutory rates in the first quarter 2002.

     The net loss of $3.0 million in the first quarter 2003 was only $0.8 million better than the net loss in the first quarter 2002 despite a $3.4 million improvement in income before income taxes as a result of the $2.6 million difference in the tax provisions between years. The net loss per share was $0.18 in the first quarter 2003 and $0.23 in the first quarter 2002.

SEGMENT DISCLOSURES

     The Company aggregates its five business units into two reportable segments -the Metal Systems Group and the MEG. The results from Brush Resources Inc., a wholly owned subsidiary that manages the Company's mining and milling operations, and BEM Services, Inc., a wholly owned subsidiary that provides administrative, financial and other corporate oversight services to the balance of the corporation, are included in the All Other column in the segment footnote to the Consolidated Financial Statements.

METAL SYSTEMS GROUP

                                                              FIRST QUARTER
                                                              -------------
(MILLIONS)                                                    2003    2002    CHANGE
------------------------------------------------------------------------------------
Sales.......................................................  $61.2   $55.9    $5.3
Operating Loss..............................................  $(3.4)  $(8.5)   $5.1

     The Metal Systems Group is the larger of the Company's two reportable segments and consists of Alloy Products, Technical Materials, Inc. (TMI) and Beryllium Products. The following chart summarizes sales by business unit within the Metal System Group:

                                                               FIRST QUARTER
                                                              ---------------
(MILLIONS)                                                     2003     2002    CHANGE
--------------------------------------------------------------------------------------
Alloy Products..............................................  $ 40.5   $ 38.3    $2.2
TMI.........................................................    11.9     11.5     0.4
Beryllium Products..........................................     8.8      6.1     2.7

     Sales from Alloy Products, the Company's largest business unit, increased $2.2 million, or 6% in the first quarter 2003 over the first quarter 2002. Alloy Products manufactures and sells two main product families. Strip products consist of precision strip and thin diameter rod and wire sold into the telecommunications and computer, automotive and appliance markets. Bulk products include rod, bar, tube, plate and other forms that are sold into the industrial component, plastic tooling and undersea telecommunications markets.

     Alloy strip sales grew 15% in the first quarter 2003 over the first quarter 2002. Pounds sold only grew 7% between the two periods as volumes of the higher-priced, traditional strip and rod and wire products increased while volumes of the lower-priced, lower beryllium-containing alloy strip products decreased. Strip product sales into the automotive and appliance markets were strong in the first quarter 2003. The Company improved its market share of the strip market during the quarter while a portion of the increase in strip sales in the first quarter 2003 was due to higher sales to the telecommunications and computer market. Management believes that this increase was not caused by an improvement in end-use consumer demand, but rather the extremely low order entry rate over the last six quarters has now resulted in the elimination of the excess inventory throughout the supply chain. With lower inventory positions, the Company's customers increased their purchases in order to satisfy their demand. International sales of strip products increased as well, in large part because of the translation effect of the weaker U.S. dollar.

     Sales of Alloy bulk products declined 8% in the first quarter 2003 from the first quarter 2002. Pounds sold of bulk products declined 22% between these same two periods. The percentage decrease in the quantity sold exceeds the change in the sales value as the first quarter 2002 included the one-time shipment of lower-priced ingots. Sales into the plastic tooling market improved in the first quarter 2003 over the first quarter 2002. However, sales into the industrial components market declined. New product market development efforts continued during the quarter and sales of new products were a minor contributor to total sales.

     TMI produces materials that are used for semiconductors, contacts and connectors in the telecommunications and computer and automotive markets. Sales from TMI grew 3% in the first quarter 2003 over the first quarter 2002. TMI sales in the first quarter 2003 were higher than either of the last two quarters of 2002 as well. The increase in sales was due to the automotive market and the computer sector of the telecommunications and computer market. A significant portion of the increase in demand came from South Asia.

     Beryllium Products manufactures pure beryllium and beryllium aluminum alloys that are sold into the defense, electronic, automotive, medical and optical scanning markets. Revenues from Beryllium Products were $8.8 million in the first quarter 2003 and 44% higher than the year ago period. Defense remains the largest market for Beryllium Products and sales and orders from this market continued to be strong. Automotive sales were also higher in the first quarter 2003 than the first quarter 2002.

     The Metal Systems Group gross margin of $9.8 million was 16% of sales in the first quarter 2003 and a $6.3 million improvement over the first quarter 2002. The additional margin contribution on the increase in sales volume was $2.2 million while product mix, operating performance and currency issues combined to increase margins by $2.8 million. Manufacturing overhead costs were $1.3 million lower in the first quarter 2003 than in the first quarter 2002 as manpower and other costs were reduced.

     SG&A and Other-net expenses were $1.2 million higher in the first quarter 2003 than in the first quarter 2002. The impact of foreign currency movements on the translated value of expenses and exchange gains and higher incentive compensation accruals were the main causes for the increase in expenses.

     The Metal Systems Group operating loss was $3.4 million in the first quarter 2003, a $5.1 million improvement over the first quarter 2002.

MICROELECTRONICS GROUP

                                                              FIRST QUARTER
                                                              -------------
(MILLIONS)                                                    2003    2002    CHANGE
------------------------------------------------------------------------------------
Sales.......................................................  $38.3   $33.5    $4.8
Operating Profit............................................  $ 2.5   $ 2.2    $0.3

     The MEG consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart summarizes business unit sales within the MEG:

                                                              FIRST QUARTER
                                                              -------------
(MILLIONS)                                                    2003    2002    CHANGE
------------------------------------------------------------------------------------
WAM.........................................................  $30.5   $25.8    $4.7
Electronic Products.........................................    7.8     7.7     0.1

     WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms, high temperature braze materials and ultra fine wire. Major markets for WAM products include optical media, magnetic head, electron tube, performance film and the wireless, semiconductor, photonic and hybrid segments of the microelectronics market. The cost of the precious metal content of the goods sold by WAM is passed through to the customer. Therefore, WAM's sales are affected by the cost and the mix of the metals sold. While WAM's sales grew $4.7 million, or 18%, in the first quarter 2003 from the first quarter 2002, underlying volumes, after adjusting for the metal price and mix differences, grew 3%, with the majority of the increase in vapor deposition targets. Efforts to develop thin film materials to expand WAM's semiconductor market penetration continued during the quarter.

     Electronic Products manufactures electronic packages, beryllia ceramics and thick film circuits for sale into the telecommunications and computer, automotive and defense markets. Sales from Electronic Products of $7.8 million were 1% higher in the first quarter 2003 than the first quarter 2002. Sales of electronic packages declined while beryllia ceramics and circuitry sales increased. Sales into the automotive and defense markets were slightly higher in the first quarter 2003 than the first quarter 2002. The management and operating restructuring efforts within Electronic Products that started in the fourth quarter 2002 continued into the first quarter 2003.

     The gross margin on MEG sales improved $0.3 million in the first quarter 2003 over the first quarter 2002. As a percent of sales, the margin declined to 19% due to the impact of the higher metal content in the sales value. Changes in product mix increased margins by $0.6 million while the higher volumes added $0.2 million in margin contribution. Offsetting a portion of these benefits was a $0.5 million increase in manufacturing overhead expenses, as expenses from both WAM and Electronic Products were higher in the first quarter 2003 than the first quarter 2002.

     SG&A and Other-net expenses were unchanged in the first quarter 2003 from the first quarter 2002. MEG operating profit of $2.5 million in the first quarter 2003 was 7% of sales and a $0.3 million improvement over the first quarter 2002.

LEGAL

     One of the Company's subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the activity associated with beryllium cases. Settlement payment and dismissal for a single case may not occur in the same period.

                                                          QUARTER ENDED    YEAR ENDED
                                                          MAR 28, 2003    DEC 31, 2002
--------------------------------------------------------------------------------------
Total cases pending.....................................         22              33
Total plaintiffs........................................         54              70
Number of claims (plaintiffs) filed during period
  ended.................................................        1(6)            2(4)
Number of claims (plaintiffs) settled during period
  ended.................................................      12(21)         34(107)
Aggregate cost of settlements during period ended
  (dollars in thousands)................................     $  660         $ 4,945
Number of claims (plaintiffs) otherwise dismissed.......        0(1)          11(20)
Number of claims (plaintiffs) voluntarily withdrawn.....        0(0)            0(0)

     Additional beryllium claims may arise. Management believes that the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $3.5 million at March 28, 2003 and $4.2 million at December 31, 2002. A receivable was recorded of $4.3 million at March 28, 2003 and $4.9 million at December 31, 2002 from the Company's insurance carriers as recoveries for insured claims.

     Although it is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries, the Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding the Company's reserves. An unfavorable outcome or settlement of a pending beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. The Company is unable to estimate its potential exposure to unasserted claims.

     While the Company is unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. Currently, one purported class action is pending.

     Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration, and by private standard-setting organizations. One result of these reviews might be more stringent worker safety standards. More stringent standards, as well as other factors such as the adoption of beryllium disease compensation programs and publicity related to these reviews may also affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or the Company's customers decide to reduce their use of beryllium-containing products, the Company's operating results, liquidity and capital resources could be materially adversely affected. The extent of the adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.

FINANCIAL POSITION

     The net cash flow used in operations was $0.2 million in the first quarter 2003 as the net loss and the increase in accounts receivable more than offset the favorable impact of other working capital items. The net cash balance was $3.4 million at the end of the first quarter 2003, a decline of $1.0 million from December 31, 2002.

     Accounts receivable increased from $47.5 million at December 31, 2002 to $59.0 million at the end of the first quarter 2003. This change is due to a $10.5 million improvement in sales in the first quarter 2003 compared to the fourth quarter 2002. The quarter-end receivable balance is also more directly affected by sales in the last month of the quarter and sales in March 2003 were higher than in December 2002. The days sales outstanding (DSO), a measurement of the average collection period, increased by five days during the first quarter 2003. The increase in international receivables, which typically have a longer DSO, was proportionately higher than the increase in domestic receivables in the first quarter 2003. The DSO was also unusually low at year-end 2002 and the DSO for the first quarter 2003 is still slightly better than the average for all of 2002.

     Inventories grew $0.5 million during the first quarter 2003. The Metal System Group's inventory declined, mainly due to the continuing efforts by Alloy Products. The first-in, first-out (FIFO) value of Alloy's inventory declined 5% since year-end 2002 and 25% since the end of the first quarter 2002. The MEG inventory increased in the first quarter 2003 while inventory at Brush Resources Inc. increased as a result of timing differences between mining the bertrandite ore and shipments of beryllium hydroxide. Inventory at Brush Resources may increase during the year as a result of extracting ore in excess of current production needs from the existing pits in order to remove the ore from these pits within the allowable safety time frame.

     Capital expenditures for property, plant and equipment and mine development were $1.7 million in the first quarter 2003. Expenditures for the Metal Systems Group were $0.3 million while expenditures for the MEG were $1.1 million. Spending by Brush Resources, which is not part of either reportable segment, accounted for the remaining $0.3 million. The majority of the MEG expenditures was by WAM and included the acquisition of assets used for the production of pre-form lids from a former competitor at the end of the quarter. While capital spending was higher in the first quarter 2003 than the year ago period, spending levels remain below the long-term historical levels. The Company anticipates that capital spending will be approximately equal to or slightly higher than the first quarter 2003 in subsequent quarters this year.

     Accounts payable and other liabilities and accrued items increased $7.6 million during the first quarter 2003 as a result of increased business activity and the timing of disbursements relative to the end of the quarter.

     Total balance sheet debt stood at $64.4 million at the end of the first quarter 2003, an increase of $0.9 million from December 31, 2002 as short-term debt declined $4.1 million while long-term debt increased $5.0 million. The Company's revolving credit agreement was amended during the first quarter 2003 to revise various covenants and extend the maturity of the agreement to April 2004. Subsequent to the amendment, the Company transferred $5.0 million of short-term borrowings to long-term borrowings under the revolving credit agreement. The Company was in compliance with its debt covenants as of the end of the first quarter 2003.

     There were no significant changes to the amounts outstanding under the Company's off-balance sheet lease obligations during the first quarter 2003. Lease payments were made as scheduled. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements declined slightly due to lower metal prices and a reduction in the quantities of metal on hand during the first quarter 2003.

     Cash flow from operations was $0.4 million in the first quarter 2002. Accounts receivable grew $3.1 million during the quarter as a result of an increase in the average collection period. Inventories declined $4.2 million in the first quarter 2002 as the Company adjusted inventories down in light of the lower sales volumes. The majority of the decline in inventory was within the Metal Systems Group. Capital expenditures were $0.9 million in the first quarter 2002. Balance sheet debt totaled $70.2 million at the end of the first quarter 2002, a decline of $4.6 million since the previous year-end. Cash on hand totaled $1.4 million at the end of the first quarter 2002, a decline of $5.6 million for the quarter. The reduction in cash resulted from funding the capital expenditures and reducing the level of outstanding debt.

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures and environmental remediation projects. The Company's ability to raise additional debt financing above the existing lines may currently be limited due to the current operating losses and leverage ratios.

OUTLOOK

     Management was encouraged by the results from the first quarter 2003. While modest improvements in the economic conditions in various markets contributed to the sales growth, market share gains as well as new product development activities generated positive results as well. The Company believes that these trends should continue into the second quarter 2003. The automotive market may soften in subsequent quarters and while the long-term trend for the defense market remains strong, defense sales may soften temporarily as a result of the government re-directing funds to finance the war and related activities in Iraq. The foreign currency translation effect on sales compared to the year ago period will be positive in the next two or three periods if the dollar remains at the first quarter 2003 levels versus the yen and euro. Management is estimating that sales in the second quarter 2003 could improve up to 5% over the first quarter 2003 after adjusting for the metal price and mix differences.

     Management was also encouraged by the earnings leverage on the increase in sales. This leverage resulted from margin contribution improvements and overhead cost control. While the Company absorbed various one-time costs in the first quarter 2003, including the bank fees and re-financing charges, the total overhead expense (manufacturing overhead, SG&A, R&D and Other-net) was slightly below the average quarterly overhead expense in 2002. Management remains focused on controlling costs and continuing to improve manufacturing performance.

     The Company also continues to focus on its working capital investment and debt position. Despite the significant increase in accounts receivable, balance sheet debt only increased $0.9 million during the first quarter 2003. Inventories have grown slightly over the last two quarters, but Alloy Products has made significant progress in reducing its inventory and increasing its efficiency. Management anticipates that total inventories will decline by year-end 2003. Capital expenditures remain well below historical levels and are being closely managed.

CRITICAL ACCOUNTING POLICIES

     DEFERRED TAXES: As previously noted, the Company did not record a domestic federal tax benefit in the first quarter 2003 as a result of the deferred tax asset valuation allowance recorded in the fourth quarter 2002. Despite the valuation allowance, the Company retains the ability to utilize the benefits of its domestic loss carry forwards and other deferred tax assets on future tax returns. A domestic federal tax benefit will not be recorded in subsequent periods should the Company continue to generate pre-tax losses. Should the Company generate a pre-tax profit in subsequent periods, a federal tax expense will not be recorded either to the extent that the remaining valuation allowance can be used to offset that expense.

     For additional information regarding the Company's critical accounting policies, please refer to pages 21 and 22 of the Company's annual report to shareholders for the period ended December 31, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding the Company's market risks, please refer to pages 23 and 24 of the Company's annual report to shareholders for the period ended December 31, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, Chairman and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     During the first quarter of 2003, the number of beryllium cases decreased from 33 cases (involving 70 plaintiffs) as of December 31, 2002, to 22 cases (involving 54 plaintiffs) as of March 28, 2003. During the first quarter, two third-party cases (involving eight plaintiffs) were settled and dismissed. In ten employee cases (involving thirteen plaintiffs), settlement agreements were signed, and the plaintiffs dismissed their claims. In one third-party case, one plaintiff was dismissed, although the case remains pending. One third-party case (involving six plaintiffs) was filed. The settlements in five employee cases (involving eight plaintiffs) that were dismissed in 2002 and reflected in the 2002 Legal Proceedings table within the MD&A were finalized.

     The 22 pending beryllium cases fall into three categories: six "employee cases" involving an aggregate of six Brush Wellman employees, former employees or surviving spouses (in three of these cases, a spouse has also filed claims as part of his or her spouse's case); 15 cases involving third-party individual plaintiffs, with 16 individuals (and 14 spouses who have filed claims as part of their spouse's case, and nine children who have filed claims as part of their parent's case); and one purported class action involving six individuals, as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

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

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     (b) Reports on Form 8-K

        In a report on Form 8-K filed April 24, 2003, Brush Engineered Materials Inc. incorporated in Item 7 its April 24, 2003 press release, reporting on its earnings for the first quarter of 2003. The press release, with summary financial information, was furnished pursuant to Items 9 and 12.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       BRUSH ENGINEERED MATERIALS INC.
Dated: May 8, 2003
                                                       /s/ John D. Grampa
                                                       -----------------------------------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer

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


Dated: May 8, 2003                                     /s/ Gordon D. Harnett
                                                       -----------------------------------------------------
                                                       Gordon D. Harnett
                                                       Chairman, President and
                                                       Chief Executive Officer

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

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter reportly is being prepared;

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


Dated: May 8, 2003                                     /s/ John D. Grampa
                                                       -----------------------------------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer