Form 10-Q
period 2003-06-27
BRUSH ENGINEERED MATERIALS INC
filed 2003-08-11
CIK 1104657

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

         As of July 31, 2003 there were 16,563,098 shares of Common Stock, no par value, outstanding.

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended June 27, 2003 are as follows:

         Consolidated Statements of Income -
                  Three and six months ended June 27, 2003 and June 28, 2002

         Consolidated Balance Sheets -
                  June 27, 2003 and December 31, 2002

         Consolidated Statements of Cash Flows -
                  Six months ended June 27, 2003 and June 28, 2002

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                     SECOND QUARTER ENDED                 FIRST HALF ENDED
                                                                 JUNE 27,             JUNE 28,        JUNE 27,       JUNE 28,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)         2003                 2002            2003           2002
                                                               ------------        ------------     -----------    -----------
NET SALES                                                      $    101,805        $    100,749     $   201,323    $   190,331
     COST OF SALES                                                   82,941              85,679         165,346        165,007
                                                               ------------        ------------     -----------    -----------
GROSS MARGIN                                                         18,864              15,070          35,977         25,324
     SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                                       16,611              16,907          33,909         32,147
     RESEARCH AND DEVELOPMENT
      EXPENSES                                                          928               1,101           2,036          2,175
     OTHER-NET                                                          310                (373)          1,139           (932)
                                                               ------------        ------------     -----------    -----------
OPERATING PROFIT (LOSS)                                               1,015              (2,565)         (1,107)        (8,066)
     INTEREST EXPENSE                                                   754                 767           1,443          1,500
                                                               ------------        ------------     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                                       261              (3,332)         (2,550)        (9,566)
     MINORITY INTEREST                                                  (22)                  -             (22)             -
     INCOME TAXES                                                       246              (1,283)            451         (3,683)
                                                               ------------        ------------     -----------    -----------
NET INCOME (LOSS)                                              $         37        $     (2,049)    $    (2,979)   $    (5,883)
                                                               ============        ============     ===========    ===========
PER SHARE OF COMMON STOCK:    BASIC                            $       0.00        $      (0.12)    $     (0.18)   $     (0.36)

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING                                16,563,098          16,558,192      16,562,283     16,556,319

PER SHARE OF COMMON STOCK:    DILUTED                          $       0.00        $      (0.12)    $     (0.18)   $     (0.36)

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING                                16,639,382          16,558,192      16,562,283     16,556,319

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                      JUNE 27,           DEC. 31,
(DOLLARS IN THOUSANDS)                                                  2003               2002
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                      $          1,307    $         4,357
   ACCOUNTS RECEIVABLE                                                      58,329             47,543
   INVENTORIES                                                              89,180             94,324
   PREPAID EXPENSES                                                          8,306              9,766
   DEFERRED INCOME TAXES                                                       193                244
                                                                  ----------------    ---------------
        TOTAL CURRENT ASSETS                                               157,315            156,234

OTHER ASSETS                                                                25,377             25,629
LONG-TERM DEFERRED INCOME TAXES
                                                                               472                472

PROPERTY, PLANT AND EQUIPMENT                                              480,043            476,283
   LESS ALLOWANCES FOR DEPRECIATION,
     DEPLETION AND IMPAIRMENT                                              334,091            323,739
                                                                  ----------------    ---------------
                                                                           145,952            152,544

                                                                  ----------------    ---------------
                                                                  $        329,116    $       334,879
                                                                  ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   SHORT-TERM DEBT                                                $         44,710    $        27,235
   ACCOUNTS PAYABLE                                                         16,217             15,129
   OTHER LIABILITIES AND ACCRUED ITEMS                                      33,854             30,439
   INCOME TAXES                                                                885                786
                                                                  ----------------    ---------------
        TOTAL CURRENT LIABILITIES                                           95,666             73,589

OTHER LONG-TERM LIABILITIES                                                 16,921             17,459
RETIREMENT AND POST-EMPLOYMENT BENEFITS                                     50,010             48,518
LONG-TERM DEBT                                                              12,185             36,219
MINORITY INTEREST IN SUBSIDIARY                                                 50                  0

SHAREHOLDERS' EQUITY                                                       154,284            159,094
                                                                  ----------------    ---------------
                                                                  $        329,116    $       334,879
                                                                  ================    ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              FIRST HALF ENDED
                                                                                          JUNE 27,        JUNE 28,
(Dollars in thousands)                                                                      2003            2002
-----------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                 ($ 2,979)      ($  5,883)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED FROM
  OPERATING ACTIVITIES:
  Depreciation, depletion and amortization                                                  10,184         10,415
  Decrease (Increase) in accounts receivable                                               (10,461)        (5,946)
  Decrease (Increase) in inventory                                                           5,754          7,897
  Decrease (Increase) in prepaid and other current assets                                    1,724          1,082
  Increase (Decrease) in accounts payable and accrued expenses                               1,870          2,297
  Increase (Decrease) in interest and taxes payable                                            105           (826)
  Increase (Decrease) in deferred income taxes                                                 147           (227)
  Increase (Decrease) in other long-term liabilities                                           173         (4,660)
  Other - net                                                                                  653          1,444
                                                                                         ---------      ---------
               NET CASH PROVIDED FROM OPERATING ACTIVITIES                                   7,170          5,593

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment                                    (3,212)        (2,299)
  Payments for mine development                                                               (101)             -
  Proceeds from sale of property, plant and equipment                                            8            140
                                                                                         ---------      ---------
                     NET CASH (USED IN) INVESTING ACTIVITIES                                (3,305)        (2,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt                                                              (4,959)        (8,307)
  Proceeds from issuance of long-term debt                                                   2,000         12,000
  Repayment of long-term debt                                                               (4,034)       (10,000)
                                                                                         ---------      ---------
                     NET CASH (USED IN) FINANCING ACTIVITIES                                (6,993)        (6,307)
Effects of Exchange Rate Changes                                                                78           (224)
                                                                                         ---------      ---------
                     NET CHANGE IN CASH AND CASH EQUIVALENTS                                (3,050)        (3,097)
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,357          7,014
                                                                                         ---------      ---------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,307       $  3,917
                                                                                         =========      =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ACCOUNTING POLICIES

In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 27, 2003 and December 31, 2002 and the results of operations for the three and six month periods ended June 27, 2003 and June 28, 2002. All of the adjustments were of a normal and recurring nature.

NOTE B - INVENTORIES

                                                          JUNE 27,      DEC. 31,
(Dollars in thousands)                                      2003          2002
--------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies                            $     22,787    $ 22,572
  In process                                                  61,132      65,809
  Finished goods                                              31,181      29,522
                                                        ------------    --------
     Gross inventories                                       115,100     117,903

Excess of average cost over LIFO
  Inventory value                                             25,920      23,579
                                                        ------------    --------
     Net inventories                                    $     89,180    $ 94,324
                                                        ============    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - COMPREHENSIVE LOSS

The reconciliation between Net Income (Loss) and Comprehensive Loss for the three and six month periods ended June 27, 2003 and June 28, 2002 is as follows:

                                           SECOND QUARTER ENDED        FIRST HALF ENDED
                                           JUNE 27,     JUNE 28,     JUNE 27,    JUNE 28,
(Dollars in thousands)                       2003         2002         2003        2002
-----------------------------------------------------------------------------------------
Net Income (Loss)                          $     37     $ (2,049)    $ (2,979)   $ (5,883)

Cumulative Translation Adjustment                 3          833          (70)        745

Change in the Fair Value of Derivative
 Financial Instruments                       (3,065)      (4,559)      (1,900)     (3,167)
                                           --------     --------     --------    --------

Comprehensive Loss                         $ (3,025)    $ (5,775)    $ (4,949)   $ (8,305)
                                           ========     ========     ========    ========

NOTE D - SEGMENT REPORTING

                                               Metal        Micro-        Total        All
 (Dollars in thousands)                       Systems     Electronics    Segments     Other      Total
--------------------------------------------------------------------------------------------------------
Second Quarter 2003
Revenues from external customers              $ 60,670     $ 37,650      $ 98,320    $ 3,485    $101,805

Intersegment revenues                              817          246         1,063      4,081       5,144

Profit (loss) before interest and taxes         (2,775)       3,473           698        317       1,015

Second Quarter 2002
Revenues from external customers              $ 63,537     $ 34,481      $ 98,018    $ 2,731    $100,749

Intersegment revenues                              768          474         1,242      3,743       4,985

Profit (loss) before interest and taxes         (5,074)       1,467        (3,607)     1,042      (2,565)

First Half 2003
Revenues from external customers              $121,877     $ 75,961      $197,838    $ 3,485    $201,323

Intersegment revenues                            1,718          518         2,236      7,654       9,890

Profit (loss) before interest and taxes         (6,199)       6,010          (189)      (918)     (1,107)

First Half 2002
Revenues from external customers              $119,454     $ 68,026      $187,480    $ 2,851    $190,331

Intersegment revenues                            1,367          957         2,324      6,632       8,956

Profit (loss) before interest and taxes        (13,599)       3,669        (9,930)     1,864      (8,066)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - INCOME TAXES

An income tax expense of $0.2 million in the second quarter 2003 and $0.5 million in the first half of 2003 was recorded for foreign, state and local taxes in those jurisdictions where the Company did not record a deferred tax valuation allowance. A tax benefit for domestic losses and a tax expense for income generated by certain foreign operations in the first half of 2003 were offset by changes in the deferred tax valuation allowance. In the fourth quarter 2002, valuation allowances were recorded for domestic and certain foreign deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full realization of these assets. The Company intends to maintain a valuation allowance until a realization event occurs to support a reversal of all or a portion of the allowance. In 2002, a tax rate of 38.5% was applied against the loss before income taxes to calculate a tax benefit of $1.3 million in the second quarter and $3.7 million in the first half of that year.

NOTE F - DEBT

The Company's Revolving Credit Agreement (the revolver) matures in April 2004 and, therefore, all outstanding borrowings under the revolver are considered current debt as of April 2003. Accordingly, borrowings of $27.0 million under the revolver previously recorded as long-term were classified as short-term debt on the Consolidated Balance Sheet as of June 27, 2003.

The revolver allows for both short-term and long-term borrowings. The limitation on outstanding short-term borrowings was revised as part of renegotiating the agreement in the first quarter 2003. As a result, the Company transferred $5.0 million of short-term borrowings to long-term borrowings under the revolver in the first quarter 2003 in order to comply with the reduced limitation. This non-cash transaction combined with the $27.0 million of debt becoming current during the second quarter 2003 resulted in a $22.0 million increase in short-term debt and $22.0 million decrease in long-term debt during the first half of 2003 that did not impact the Consolidated Statement of Cash Flows for the six month period ended June 27, 2003.

NOTE G - NEW PRONOUNCEMENT

The FAS issued FIN 46, "Consolidation of Variable Interest Entities" in January 2003 effective for periods ending subsequent to June 15, 2003 for variable interest entities for which an enterprise holds a variable interest that it acquired prior to February 1, 2003. The release clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from others. The purpose of FIN 46 is to improve the financial reporting by enterprises with variable interest entities and it is anticipated that implementation of FIN 46 will result in various enterprises consolidating variable interest entities into their financial statements rather than treating them as non-consolidated or off-balance sheet assets and liabilities. The Company does not believe that implementation of FIN 46 will have a material impact on its financial statements as it does not have any variable interest entities that meet these consolidation requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and applies the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock incentive plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table presents the effect on net income/(loss) and net income/(loss) per share had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123.

                                                    Second Quarter Ended      First Half Ended
                                                    June 27,    June 28,    June 27,    June 28,
(Dollars in thousands except per share amounts)       2003        2002        2003        2002
                                                    --------    --------    --------    --------
Net income/(loss), as reported                      $     37    $ (2,049)   $ (2,979)   $ (5,883)
Less stock-based compensation expense
 determined under fair value method for
 all stock options, net of related income
 tax benefit                                             353         367         581         616
                                                    --------    --------    --------    --------

Pro forma net loss                                  $   (316)   $ (2,416)   $ (3,560)   $ (6,499)
                                                    ========    ========    ========    ========

Basic and diluted loss per share, as reported       $   0.00    $  (0.12)   $  (0.18)   $  (0.36)
Basic and diluted loss per share, pro forma         $  (0.02)   $  (0.15)   $  (0.21)   $  (0.39)

The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

                                Second Quarter Ended      First Half Ended
                                June 27,    June 28,    June 27,    June 28,
                                  2003        2002        2003        2002
                                --------    --------    --------    --------
Risk free interest rates            2.64%       4.84%       3.64%       4.52%
Dividend yield                         0%          0%          0%          0%
Volatility                          39.5%       39.6%       39.5%       39.6%
Expected lives (in years)              8           8           8           8

NOTE I - JOINT VENTURE

The Company's Microelectronics Group formed a joint venture in Taiwan in the second quarter 2003 to provide bonding service for non-precious metal targets as well as to pursue new applications in the LCD plasma display market and expand the Company's sales into the semiconductor market. The Company has a 60% ownership share in the joint venture and therefore it is included in the Company's consolidated financial statements. The minority partner's share of the ownership and results of operations are shown as separate line items on the Consolidated Balance Sheets and Consolidated Statements of Income, respectively, for the period ended June 27, 2003.

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

RESULTS OF OPERATIONS

The Company generated an operating profit in the second quarter 2003 for the first time since the second quarter 2001, when the precipitous drop in demand from the telecommunications and computer market, the Company's largest market, began. The Company also broke even at the net income line, avoiding a net loss for the first time in the last eight quarters. Sales in the second quarter 2003 were the second highest quarterly sales since the second quarter 2001, but still below the Company's previously disclosed breakeven sales level. The main reason, therefore, for the profit improvement was an increase in margin rates and lower expenses. The gross margin dollars and rate in the second quarter 2003 were also the highest since the second quarter 2001 and resulted from a favorable product mix, foreign currency translation effects, operational improvements and reduced manufacturing overhead costs. Expenses have been reduced as a result of cost saving programs that management initiated in 2001 (that also continued into 2003) in response to the decline in sales. A federal domestic income tax benefit was not recorded against the loss before income taxes in the first half 2003 in accordance with accounting guidelines (and as previously disclosed) which has a negative impact on the net income and earnings per share comparisons with 2002.

                                           Second Quarter Ended             First Half Ended
                                           --------------------             ----------------
                                         June 27,        June 28,        June 27,        June 28,
Millions, except per share data            2003            2002            2003            2002
-------------------------------          --------        --------        --------        --------

Sales                                    $101.8          $100.7          $201.3          $190.3
Operating Profit (Loss)                     1.0            (2.6)           (1.1)           (8.1)
Net Income (Loss)                           0.0            (2.0)           (3.0)           (5.9)
Diluted E.P.S.                           $ 0.00          $(0.12)         $(0.18)         $(0.36)


Net sales of $101.8 million in the second quarter 2003 were 1% higher than the second quarter 2002. For the first six months of the year, sales of $201.3 million in 2003 were 6% higher than 2002. Demand from the optical media, defense and appliance markets was strong in the second quarter 2003 while demand from the automotive and plastic tooling markets weakened from levels in the first quarter 2003. Telecommunication and computer market demand was relatively unchanged. Approximately $0.2 million of the sales growth in the second quarter 2003 and $4.0 million of the growth in the first half of 2003 over the prior year was due to changes in precious metal pricing and mix which does not impact the gross margin dollars.

International sales were $32.6 million and 32% of total sales in the second quarter 2003 compared to $27.0 million and 27% of total sales in the second quarter 2002. For the first six months of the year, international sales were $62.3 million (31% of total sales) in 2003 and $53.0 million (28% of total sales) in 2002. Approximately 40% of the international sales growth in the second quarter and 45% of the year-to-date growth is due to the foreign currency translation effect on sales, as the dollar was weaker against the euro, yen and sterling in 2003 compared to 2002. The underlying growth in international sales is reflective of the Company's strategy of continued geographic expansion of its markets.

The gross margin of $18.9 million was 18.5% of sales in the second quarter 2003, an improvement over the gross margin of $15.1 million and 15.0% of sales in the second quarter 2002. A favorable product mix effect coupled with lower manufacturing overhead expenses were the main causes of the improved margins in the second quarter 2003.

For the first six months of the year, the gross margin was $36.0 million (17.9% of sales) in 2003 and $25.3 million (13.3% of sales) in 2002 as the margin improved $10.7 million on an $11.0 million increase in sales. The change in the product mix, operational improvements and the favorable currency effect generated an additional $6.1 million in margin in the first half 2003 compared to the first half 2002. Manufacturing overhead expenses were $2.5 million lower in the first half of 2003 than the first half 2002 with the majority of the savings coming from the Metal Systems Group and, specifically, Alloy Products. The higher sales volumes generated the balance of the margin improvement.

Selling, general and administrative expenses (SG&A) were $16.6 million (or 16.3% of sales) in the second quarter 2003, relatively unchanged from the $16.9 million (or 16.8% of sales) in the second quarter 2002. For the first half of the year, SG&A expenses were $33.9 million (16.8% of sales) in 2003 and $32.1 million (16.9% of sales) in 2002. The main causes of the year-to-date increase in expenses are an unfavorable impact of the weaker dollar on the translation of foreign currency denominated expenses and an increase in management compensation accruals in 2003 due to the improved profitability.

Research and development expenses (R&D) were $0.9 million in the second quarter 2003 and $1.1 million in the second quarter 2002. For the first two quarters of the year, R&D expenses were $2.0 million in 2003 and $2.2 million in 2002.

Other-net expense was $0.3 million in the second quarter 2003 and $1.1 million in the first half of 2003 compared to other-net income of $0.4 million and $0.9 million in the respective periods of 2002. Lower foreign currency exchange gains, due to the weaker dollar, was the major difference in the quarter and the first six months of the year. The unrealized valuation adjustment on a directors' compensation plan, which is based upon the Company's common stock, resulted in an expense of $0.2 million in the first half of 2003, the majority of which was recorded in the second quarter when the market price of the Company's stock increased. In the first half of 2002, the Company recorded a favorable unrealized valuation adjustment of $0.5 million. Metal financing fees were $0.1 million lower in the second quarter 2003 and $0.2 million lower in the first half of 2003 than in the comparable periods in 2002. Other-net also includes bad debts, amortization of intangible assets, gain or loss on the sale of assets, cash discounts and other non-operating items.

Total overhead costs, including manufacturing overhead, SG&A, R&D and other-net expenses, were only 1% higher in the first six months of 2003 than in the first six months of 2002 despite the unfavorable currency impact on expenses and exchange gains and the higher incentive compensation accruals. Total manpower as of the end of the second quarter 2003 was unchanged from year-end 2002.

The Company generated an operating profit of $1.0 million in the second quarter 2003 compared to an operating loss of $2.6 million in the second quarter 2002. The 2003 year-to-date operating loss of $1.1 million was a $7.0 million improvement over the $8.1 million operating loss in the comparable period last year.

Interest expense was $0.8 million in the second quarter 2003 and $1.4 million in the first six months of 2003. In 2002, interest expense was $0.8 million and $1.5 million in the comparable periods. Average debt levels were lower in the first half 2003 than in the first half 2002 but the average effective borrowing rates were higher due to the Company's increased credit spreads. Interest capitalized in association with long-term capital projects was minimal and unchanged between periods.

Income before income taxes was $0.3 million in the second quarter 2003 versus a loss before income taxes of $3.3 million in the second quarter 2002. For the first six months of the year, the loss before income taxes was $2.6 million in 2003 and $9.6 million in 2002.

An income tax expense of $0.2 million was recorded in the second quarter 2003 and $0.5 million in the first half of 2003 for foreign, state and local taxes in those jurisdictions where the Company did not record a valuation allowance. A tax benefit for domestic losses and a tax expense for income generated by certain foreign operations in the first half of 2003 were offset by changes in the deferred tax valuation allowance. In the fourth quarter 2002, valuation allowances were recorded for domestic and certain foreign deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full realization of these assets. The Company intends to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. In 2002, a tax rate of 38.5% was applied against the loss before income taxes to calculate a tax benefit of $1.3 million in the second quarter and $3.7 million in the first half of that year. The benefits from foreign source income and percentage depletion were the main differences between the effective and statutory rates in the first half of 2002.

The Company broke even at the net income line in the second quarter 2003, a $2.0 million improvement over the second quarter 2003. The first half 2003 net loss was $3.0 million compared to a net loss of $5.9 million in the first half 2002 as the net loss only improved $2.9 million despite a $7.0 million improvement in the loss before income taxes due to the difference in tax provisions between years. Earnings per share was zero in the second quarter 2003 compared to a 12 cent per share loss in the second quarter 2002. For the first six months of the year, the Company lost 18 cents per share in 2003 and 36 cents per share in 2002.

SEGMENT DISCLOSURES

The Company aggregates its five businesses into two reportable segments - the Metal Systems Group and the Microelectronics Group (MEG). The "Other" column in the segment disclosures in the Notes to the Consolidated Financial Statements includes the results for: Brush Resources Inc., a wholly owned subsidiary that manages the Company's mining and extraction mill operations and sells beryllium hydroxide to the outside as well as to the Metal Systems Group; BEM Services Inc., a wholly owned subsidiary that provides administrative services to the other units within the Company on a cost-plus basis; and the parent Company's corporate and administrative expenses. External sales by Brush Resources were $3.5 million in the second quarter 2003, an $0.8 million increase over the second quarter 2002 while sales for the first half of 2003 were also $3.5 million, as no external shipments were made in the first quarter 2003, compared to $2.9 million in the first half of 2002.

METAL SYSTEMS GROUP

                       Second Quarter Ended          First Half Ended
                      ----------------------     -----------------------
                      June 27,      June 28,     June 27,       June 28,
Millions                2003           2002        2003           2002
--------              --------      --------     --------       --------

Sales                 $  60.7       $ 63.5       $ 121.9       $  119.5
Operating Loss        $  (2.8)      $ (5.1)      $  (6.2)      $  (13.6)


The Metal Systems Group consists of Alloy Products, the Company's largest unit, Technical Materials, Inc. (TMI), a wholly owned subsidiary, and Beryllium Products. Sales by each of these units were as follows:

                       Second Quarter Ended          First Half Ended
                      ----------------------     -----------------------
                      June 27,      June 28,     June 27,       June 28,
Millions                2003           2002        2003           2002
--------              --------      --------     --------       --------

Alloy Products        $ 42.1        $ 41.0       $ 82.5        $ 79.3
TMI                     10.7          12.4         22.6          24.0
Beryllium Products       7.9          10.1         16.8          16.2


Sales of Alloy Products in the second quarter 2003 of $42.1 million were 3% higher than the second quarter 2002 while sales of $82.5 million in the first six months of 2003 were 4% higher than the comparable period in 2002. Absent the favorable currency effect, Alloy sales would have been slightly lower in the quarter and the first half of 2003 than in 2002.

Sales of Alloy strip products, which consist of thin gauge precision strip and thin diameter rod and wire beryllium alloys, were 6% higher in the second quarter and 10% higher in the first half of 2003 than in the comparable periods of 2002. Pounds sold, however, were 4% lower in the second quarter 2003 than in the second quarter 2002 while year-to-date volumes were unchanged. The difference between the sales dollar and quantity changes between periods was due to the favorable currency effect and a mix shift in 2003. Sales of the higher beryllium-containing alloys, which typically are higher priced and generate higher contribution margins, increased in the second quarter and first half of 2003 while sales of the lower beryllium-containing alloys declined. The growth in the higher beryllium-containing strip products sales volumes is largely overseas and mainly the result of increased market share and the shift of applications from the U.S. to Asia. Demand for strip products from the telecommunications and computer market, which had increased slightly in the first quarter 2003, flattened out in the second quarter 2003 while demand from the automotive market softened during the second quarter 2003. The demand from the appliance market, primarily overseas, improved in the current quarter.

Sales of Alloy bulk products, which consist of beryllium and non-beryllium-containing alloys manufactured in plate, rod, bar, tube, ingot and other customized forms, were down 12% in the second quarter 2003 and 10% in the first half of 2003 from the same periods in 2002. Sales volumes (as measured in pounds) declined 7% in the current quarter and 9% in the first half of 2003 compared to the second quarter and first half of last year. The decline in bulk product sales, particularly in the second quarter 2003, was due in part to reduced demand from the plastic tooling market as a result of a slowdown in the U.S. market and inventory adjustments by the Company's major distributors. During the first quarter 2002, the Company had a large one-time sale of master alloy that increased sales in that period.

New products manufactured by Alloy Products and targeted for specific applications within various markets, including oil and gas, heavy equipment, plastic tooling and telecommunications and computer, have had a minor contribution to total sales in 2003. Business development activity for these new products remains very high.

Revenues from TMI were $10.7 million in the second quarter 2003, a 14% decline from the second quarter 2002 after growing 3% in the first quarter 2003 over the first quarter 2002. Revenues of $22.6 million in the first half of 2003 were 6% lower than the comparable period last year. TMI manufactures engineered material systems for connectors, contacts and semiconductor applications within the telecommunications and computer and automotive electronics markets. Sales into the automotive market, which were stable in the first quarter 2003, slowed down in the middle part of the second quarter 2003 as overall production in the automotive industry was reduced due to seasonal slow-downs and in preparation for the change over to the new model year. Sales and order entry rates from the telecommunications and computer market did not change appreciably in the current period from the prior year. TMI remained profitable for the quarter and first six months of 2003 despite the lower sales volumes due to improved margin rates and a reduction in expenses.

Sales of Beryllium Products in the second quarter 2003 of $7.9 million were 22% lower than a robust second quarter 2002 while sales for the first half of 2003 were $16.8 million, a 3% improvement over the first half of 2002. Sales and orders from the government for defense-related applications were strong in the second quarter 2003 once again while automotive sales remained firm.

The gross margin on Metal Systems Group sales was $10.1 million (16% of sales) in the second quarter 2003 compared to $7.8 million (12% of sales) in the second quarter 2002. For the first six months of 2003, gross margin was $19.9 million (16% of sales) in 2003, an $8.6 million improvement over 2002. Product mix, currency effects and operational improvements combined to increase margins $2.5 million in the second quarter 2003 and $5.3 million for the first six months of 2003 over the comparable periods in 2002. The lower sales volume in the second quarter 2003 reduced the margin contribution by $1.9 million while the higher sales volume from the first six months increased margins by $0.3 million. The majority of the remaining differences in margins from the quarter and the first six months was caused by lower manufacturing overhead and inventory provisions during 2003, with the bulk of the cost savings generated by Alloy Products. Alloy's overhead costs for manpower, supplies and utility costs all were lower in 2003 than in 2002 as a result of management's efforts to reduce expenses in light of the lower sales.

SG&A, R&D and other-net expenses totaled $12.9 million in the second quarter 2003, which was unchanged from the second quarter 2002. For the first six months of the year, expenses were $26.1 million in 2003 and $24.9 million in 2002. The weaker dollar caused the translated value of the international subsidiaries' expenses to increase by $0.3 million in the second quarter and $0.7 million in the first six months of 2003 compared to 2002. Management incentive compensation expense was unchanged in the second quarter compared to last year while the second quarter year-to-date expense was $0.8 million higher in 2003 than 2002. Exchange gains were also lower in the second quarter and first half of 2003 than they were in the same periods last year. These expense increases more than offset the benefit of the previously implemented cost reduction efforts in the first half of 2003.

The Metal Systems Group operating loss of $2.8 million in the second quarter 2003 was a $2.3 million improvement over the loss in the second quarter 2002. The operating loss of $6.2 million for the first six months of 2003 was $7.4 million better than the loss of $13.6 million from the year ago period.

MICROELECTRONICS GROUP

                       Second Quarter Ended          First Half Ended
                      ----------------------     -----------------------
                      June 27,      June 28,     June 27,       June 28,
Millions                2003           2002        2003           2002
                      --------      --------     --------       --------

Sales                 $ 37.7        $ 34.5       $  76.0       $  68.0
Operating Profit      $  3.5        $  1.5       $   6.0       $   3.7


The MEG includes Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, and Electronic Products. Sales by each unit were as follows:

                       Second Quarter Ended          First Half Ended
                      ----------------------     -----------------------
                      June 27,      June 28,     June 27,       June 28,
Millions                2003           2002        2003           2002
                      --------      --------     --------       --------

WAM                   $ 29.8        $ 27.1       $  60.3       $  53.0
Electronic Products      7.9           7.4          15.7          15.0

WAM sales of $29.8 million in the second quarter 2003 were 10% higher than sales in the second quarter 2002 while first half 2003 sales of $60.3 million were 14% higher than the first half of 2002. Major markets for WAM's products include optical media, magnetic head, electron tube and the wireless, photonic and semiconductor and hybrid segments of the microelectronics market. WAM sells precious, non-precious and specialty metal products. The cost of the metal content of products sold is a pass through to the customer. Therefore, sales levels, but not necessarily the margin levels, are affected by the relative price and mix of metals sold. After adjusting for the metal price and mix differences, WAM sales volumes grew 9% in the second quarter 2003 and 6% for the first half of 2003 versus the comparable periods in 2002. The majority of the growth was in vapor deposition targets (for the optical media and magnetic head markets) and frame lid assemblies. Specialty alloy sales have also improved in 2003.

WAM created a joint venture in Taiwan in the second quarter 2003 to pursue new applications within the plasma display market as well as to provide bonding services for non-precious metal targets and to increase its marketing presence in Asia for its existing products. WAM contributed $0.3 million to the joint venture and has a 60% ownership position. The minority partner contributed equipment, technology and a customer list.

Electronic Products sales of $7.9 million in the second quarter 2003 increased 7% over the second quarter 2002. For the first six months of the year, sales of $15.7 million in 2003 were 4% higher than in 2002. Major markets for Electronic Products include telecommunications and computer, defense and automotive. Sales of circuits, primarily for defense applications, and beryllia ceramic products were higher in the second quarter and first half of 2003 than in the same periods of 2002 while electronic package sales were lower in the quarter and first six months of 2003 than in 2002.

The gross margin on MEG sales was $8.2 million or 22% of sales in the second quarter 2003 compared to $6.2 million in the second quarter 2002. For the first six months, the MEG gross margin was $15.7 million (20% of sales) in 2003, a $2.3 million increase over the $13.4 million gross margin in 2002.

The improvement in margins in the second quarter 2003 was due to a combination of higher volumes ($0.9 million), a favorable product mix and currency impact ($0.6 million) and lower manufacturing overheads ($0.5 million). For the first six months, the product mix and currency effect was a favorable $1.1 million while the higher volume in 2003 generated an additional $1.1 million in contribution margin. Manufacturing overhead expenses were slightly lower for the year, primarily due to cost saving programs in Electronic Products.

SG&A, R&D and other-net expenses of $4.7 million in the second quarter 2003 and $9.7 million in the first six months of 2003 were unchanged from the comparable periods last year. Beginning late in 2002, expenses were reduced within Electronic Products in order to more properly align its cost structure to its revenue base. These savings were offset by increased selling and marketing expenses at WAM, higher incentive compensation expenses and other administrative charges.

The MEG operating profit of $3.5 million in the second quarter 2003 was a $2.0 million improvement over the second quarter 2002. For the first six months of the year, operating profit was $6.0 million (or 8% of sales) in 2003 and $3.7 million (or 5% of sales) in 2002.

LEGAL

One of the Company's subsidiaries, Brush Wellman Inc. (BWI), is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

The following table summarizes the activity associated with beryllium cases. Settlement payment and dismissal for a single case may not occur in the same period.

                                                                           Quarter Ended
                                                                   -----------------------------
                                                                   Jun 27, 2003     Mar 28, 2003
                                                                   ------------     ------------

Total cases pending .......................................             22               22
Total plaintiffs ..........................................             55               54
Number of claims (plaintiffs) filed during period ended ...              2(3)             1(6)
Number of claims (plaintiffs) settled during period ended..              1(1)            12(21)
Aggregate cost of settlements during period ended (dollars
         in thousands) ....................................           $254             $660
Number of claims (plaintiffs) otherwise dismissed .........              1(1)             0(1)
Number of claims (plaintiffs) voluntarily withdrawn .......              0(0)             0(0)

Additional beryllium claims may arise. Management believes that the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $3.4 million at June 27, 2003 and $4.2 million at December 31, 2002. A receivable was recorded of $4.2 million at June 27, 2003 and $4.9 million at December 31, 2002 from the Company's insurance carriers as recoveries for insured claims.

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

BWI has not purchased product liability insurance coverage for beryllium exposures since July 2001 because the premium in relation to the deductible and coverage limitations has not been cost effective. BWI therefore is self insured on product liability claims that have alleged exposure periods (occurrences) limited to July 2001 to the present. To date, BWI has not received any claims that are limited to this time period. BWI had varying levels of insurance coverage prior to July 2001. If a product liability claim arises out of events that occurred during a time period when BWI had insurance coverage, then under the current court rulings, the benefits of that insurance coverage apply to the whole case without any pro-ration. Management continues to evaluate its insurance options and should the insurance market improve and coverages become more cost-effective, then BWI may elect to purchase product liability insurance for its beryllium exposures at that time. The Company continues to have product liability insurance for its non-beryllium related exposures.

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

FINANCIAL POSITION

Cash provided by operations was $7.2 million in the first half of 2003 as the working capital changes and the effects of depreciation more than offset the net loss. Cash balances totaled $1.3 million at the end of the second quarter 2003, a reduction of $3.0 million during the year as the cash was used to fund capital expenditures and to reduce debt.

The accounts receivable balance of $58.3 million at the end of the second quarter 2003 was $10.8 million higher than at December 31, 2002. The days sales outstanding, a measure of the collection period, was higher in the second quarter 2003 than it was in the fourth quarter 2002 partially as a result of the increase in international sales, which typically take longer to collect. Receivables also increased due to the higher sales as sales in the second quarter 2003 were $12.8 million higher than the sales in the fourth quarter 2002. Despite the longer collection period and the higher receivable balance, bad debt expense was only $0.1 million higher in the first six months of 2003 than it was in the first six months of 2002.

The inventory balance of $89.2 million at the end of the second quarter 2003 was $5.1 million lower than at year-end 2002. The decrease is primarily in Alloy Products as a result of the on-going programs to improve inventory utilization. Yields and other manufacturing improvements have also contributed to the decline in inventory balances. Inventory turns were 2.9 for the Company in the second quarter 2003, an improvement over turns in the fourth quarter 2002.

Capital expenditures for property, plant and equipment and mine development were $3.3 million in the first six months of 2003 compared to $2.3 million in the first six months of 2002. Capital expenditures by the MEG totaled $1.9 million in 2003 and $1.3 million in 2002 while Metal Systems Group capital spending was $0.8 million in 2003 and $0.9 million in 2002. The majority of expenditures within the MEG was in support of WAM's operations and included the acquisition of manufacturing assets from a former competitor used in the manufacture of cover lids for sale into the microelectronics market. The Company continues to manage its capital spending to relatively low levels in light of the overall operating performance and other cash requirements.

Accounts payable and other liabilities and accrued expenses totaled $50.1 million as of the end of the second quarter 2003, an increase of $4.5 million during the year as a result of increased activity levels and unrealized changes in the fair value of derivative financial instruments and other hedging liabilities.

Total balance sheet debt stood at $56.9 million at the end of the second quarter 2003 compared to $63.5 million at December 31, 2002. Short-term debt of $44.7 million at the end of the second quarter includes $27.0 million of debt borrowed under the Company's revolving credit agreement (the revolver) that prior to the current quarter would have been classified as long-term borrowings. However, the revolver matures in April 2004 and therefore all borrowings under the agreement are considered current debt and the $27.0 million was classified accordingly during the second quarter 2003. The Company is currently in negotiations with potential lenders to refinance the Company's debt on a long-term basis. The Company is evaluating various combinations of refinancing options, including, but not limited to, a new revolving credit agreement, term loan and subordinated debt. One of the options may result in the conversion of the $53.0 million off-balance sheet operating lease that finances equipment at the Elmore, Ohio facility to a term loan. The loan proceeds would be used to purchase the leased assets. As a result, property plant and equipment on the balance sheet would increase for the purchased assets and the Company's balance sheet debt would also increase (but not its over-all obligations or leverage) by a like amount. The Company has received preliminary term sheets from various lenders and is in the process of developing, negotiating and analyzing final terms, covenants, maturities, interest rates and fees for these various options.

Management anticipates that a new long-term financing structure will be in place prior to the maturity of the current revolver and perhaps as early as the third quarter 2003. The financing costs under the new financing structure may be higher than the current costs.

The retirement and post-employment benefit liability of $50.0 million at the end of the second quarter 2003 increased $1.5 million since year-end 2002 primarily due to the higher pension expense in the current year.

There were no significant changes in the Company's off-balance sheet lease obligations during the first half of 2003. Lease payments were made as scheduled which reduced the outstanding principal balances by $3.0 million. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements declined due to a reduction in the quantities of metal on hand during the first half of 2003.

Net cash provided by operations was $5.6 million in the first half of 2002. Accounts receivable increased $7.1 million in the first six months of 2002 as a result of higher sales in the second quarter 2002 and a two-day increase in the days sales outstanding. Inventories declined $6.4 million in the first two quarters of 2002 primarily as a result of improvements in efficiencies and machine utilization rates within the Metal Systems Group. Accounts payable increased by $7.2 million in the first half of 2002 while balance sheet debt declined by $5.3 million. The Company paid $4.4 million to settle numerous CBD litigation lawsuits in the first half of 2002 and received $2.2 million back from its insurance carriers as partial recoveries of the insured portions of these settlements. The cash balance of $3.9 million at the end of the second quarter was $3.1 million lower than at the end of the prior year.

OUTLOOK

Order entry rates for various Metal Systems Group products slowed down during the second quarter. While accurately forecasting sales remains difficult, this lower order entry rate coupled with the normal seasonal manufacturing shutdowns, indicate that sales may decline in the third quarter 2003 from the second quarter 2003. However, sales in the third quarter and second half of this year are expected to be higher than the comparable periods of last year. Sales into the automotive market are anticipated to improve in the fall of this year while defense and government-related sales are anticipated to remain strong. The Company currently is not forecasting any near-term improvement in the general economy or in the markets it serves and improvements in those markets, particularly telecommunications and computer, will result in added sales as the Company has the capacity to quickly respond to an increase in demand. Sales of new products for new applications also have the potential to generate additional revenue this year. The favorable product mix and currency effect experienced in the second quarter 2003 may not continue into subsequent quarters. Several of the Company's facilities will take scheduled shutdowns during the third quarter that will put temporary pressures on costs. However, the Company continues to make operational improvements that help to reduce product costs and improve response times and inventory utilization. Management also continues to focus on controlling overhead costs and managing capital expenditures in line with the overall cash flow. These efforts are part of the organization's objective to become a stronger, leaner, more broad-based and consistently profitable company.

CRITICAL ACCOUNTING POLICIES

DEFERRED TAXES: As previously noted, deferred tax benefits related to losses incurred in the first half of 2003 were offset by provisions for deferred tax valuation allowances. During the fourth quarter 2002, a valuation allowance was recorded against domestic and certain foreign deferred tax assets as a result of recent cumulative losses generated by the Company. Despite the valuation allowance, the Company retains the ability to utilize the benefits of its domestic loss carry forwards and other deferred tax assets on future tax returns. A domestic federal tax benefit will not be recorded in subsequent periods should the Company continue to generate pre-tax losses. Should the Company generate a pre-tax profit in subsequent periods, a federal tax expense will not be recorded either to the extent that the remaining valuation allowance can be used to offset that expense.

PENSIONS: Market interest rates have declined during 2003 and, if this trend continues, the discount rate used to value the pension plan liabilities at year-end 2003 may be lower than the 6.75% rate used at year-end 2002. A lower discount rate coupled with other pension valuation assumptions and actual plan performance may result in an increase in the minimum pension liability and an additional charge to other comprehensive income within shareholders' equity to be recorded at December 31, 2003. The amount of any potential charge cannot be estimated at the present time due to the number and complexity of the variables involved. The Company may be required to make a cash contribution to the pension plan in 2004.

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

         During the second quarter of 2003, the number of beryllium cases since March 28, 2003 (22 cases) remained the same, while the number of plaintiffs increased from 54 plaintiffs as of March 28, 2003 to 55 plaintiffs as of June 27, 2003. Two third party cases (involving three plaintiffs) were filed. During the second quarter, one third party case (involving two plaintiffs) was settled; however, the Company is awaiting final court dismissal. One employee case (involving one plaintiff) was settled and dismissed. One employee case (involving one plaintiff) was voluntarily dismissed by the plaintiff.

         The 22 pending beryllium cases fall into three categories: four "employee cases" involving an aggregate of four Brush Wellman employees, former employees or surviving spouses (in three of these cases, a spouse has also filed claims as part of his or her spouse's case); 17 cases involving third-party individual plaintiffs, with 18 individuals (and 15 spouses who have filed claims as part of their spouse's case, and nine children who have filed claims as part of their parent's case); and one purported class action involving six individuals, as discussed more fully below. Employee cases, in which plaintiffs have a higher burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Shareholders for 2003 was held on May 6, 2003.

         (b) At the Annual Meeting, three directors were elected to serve for terms of three years each by the following vote:

                   Shares Voted   Shares Voted   Shares Voted     Shares
                       "For"       "Against"     "Abstaining"   "Non-Voted"
                   ------------   ------------   ------------   -----------
Gordon D. Harnett   15,345,065         0           407,390           0
David H. Hoag       15,359,498         0           392,956           0
William P. Madar    15,374,540         0           377,914           0

         The following directors continued their term of office after the meeting: Albert C. Bersticker, Dr. Charles F. Brush, III, Joseph P. Keithley, N. Mohan Reddy, Ph.D, William R. Robertson and John Sherwin, Jr..

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         4 Indenture Modification between Toledo-Lucas Port Authority, dated as of May 30, 2003.

         4.1 Lease Modification from National City Bank, Trustee as Lessor to Brush Wellman, Inc. as Lessee, dated as of May 30, 2003.

         10 Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003

         11 Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report)

         31.1     Rule 13a-14(a) Certifications

         31.2     Rule 13a-14(a) Certifications

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         In a report on Form 8-K filed April 24, 2003, Brush Engineered Materials Inc. incorporated in Item 7 its April 24, 2003 press release, reporting on its earnings for the first quarter of 2003. The press release, with summary financial information, was furnished pursuant to Items 9 and 12.

         In a report on Form 8-K filed May 9, 2003, Brush Engineered Materials Inc. issued a press release announcing that the Chairman's speech at the annual meeting, held on May 6, 2003, had been posted to its website.

         In a report on Form 8-K filed May 23, 2003, Brush Engineered Materials Inc. issued a press release announcing that William G. Pryor has accepted the appointment to the Board of Directors of Brush Engineered Materials Inc. effective May 23 2003.

         In a report on Form 8-K filed July 24, 2003, Brush Engineered Materials Inc. incorporated in Item 9 its July 24, 2003 press release, reporting on its earnings for the second quarter of 2003. The press release, with summary financial information, was furnished pursuant to Item 12.

         In a report on Form 8-K filed August 7, 2003, Brush Engineered Materials Inc. issued a press release announcing that William B. Lawrence has accepted the appointment to the Board of Directors of Brush Engineered Materials Inc. effective August 7, 2003.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                 BRUSH ENGINEERED MATERIALS INC.

Dated: August 11, 2003

                                                 /s/ John D. Grampa
                                                 ---------------------------
                                                 John D. Grampa
                                                 Vice President Finance
                                                 and Chief Financial Officer