Form 10-Q
period 2003-09-26
BRUSH ENGINEERED MATERIALS INC
filed 2003-11-06
CIK 1104657

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

For the quarterly period ended September 26, 2003

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

                                  216-486-4200
              (Registrant's telephone number, including area code)

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

     As of October 31, 2003 there were 16,563,698 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended September 26, 2003 are as follows:

          Consolidated Statements of Income --
               Three and nine months ended September 26,
            2003 and September 27, 2002

          Consolidated Balance Sheets --
               September 26, 2003 and December 31, 2002

          Consolidated Statements of Cash Flows --
               Three and nine months ended September 26,
            2003 and September 27, 2002

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                              THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                           -------------------------   -------------------------
                                                            SEPT. 26,     SEPT. 27,     SEPT. 26,     SEPT. 27,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)     2003          2002          2003          2002
----------------------------------------------------------------------------------------------------------------
Net sales........................................          $    94,156   $    93,481   $   295,479   $   283,812
  Cost of sales..................................               79,786        81,466       245,132       246,473
                                                           -----------   -----------   -----------   -----------
Gross Margin.....................................               14,370        12,015        50,347        37,339
  Selling, general and administrative expenses...               14,299        13,986        48,208        46,134
  Research and development expenses..............                  998         1,003         3,034         3,177
  Other-net......................................                1,455           952         2,594            20
                                                           -----------   -----------   -----------   -----------
Operating Loss...................................               (2,382)       (3,926)       (3,489)      (11,992)
  Interest expense...............................                  490           776         1,933         2,275
                                                           -----------   -----------   -----------   -----------
Loss before income taxes.........................               (2,872)       (4,702)       (5,422)      (14,267)
  Minority Interest..............................                   (2)           --           (24)           --
  Income taxes...................................                  190        (1,796)          641        (5,479)
                                                           -----------   -----------   -----------   -----------
Net Loss.........................................          $    (3,060)  $    (2,906)  $    (6,039)  $    (8,788)
                                                           ===========   ===========   ===========   ===========
Per Share of Common Stock: Basic.................          $     (0.18)  $     (0.18)  $     (0.36)  $     (0.53)
Weighted average number of common shares outstanding...     16,563,098    16,558,417    16,562,559    16,557,026
Per Share of Common Stock: Diluted...............          $     (0.18)  $     (0.18)  $     (0.36)  $     (0.53)
Weighted average number of common shares outstanding...     16,563,098    16,558,417    16,562,559    16,557,026

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                              SEPT. 26,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2003        2002
----------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents...................................  $  4,804    $  4,357
  Accounts receivable.......................................    56,922      47,543
  Inventories...............................................    88,034      94,324
  Prepaid expenses..........................................     4,626       9,766
  Deferred income taxes.....................................       757         244
                                                              --------    --------
     Total Current Assets...................................   155,143     156,234
Other assets................................................    25,576      25,629
Long-term deferred income taxes.............................       242         472
Property, Plant and Equipment...............................   482,053     476,283
  Less allowances for depreciation, depletion and
     impairment.............................................   339,568     323,739
                                                              --------    --------
                                                               142,485     152,544
                                                              --------    --------
                                                              $323,446    $334,879
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 39,262    $ 27,235
  Accounts payable..........................................    15,770      15,129
  Other liabilities and accrued items.......................    35,250      30,439
  Income taxes..............................................     1,046         786
                                                              --------    --------
     Total Current Liabilities..............................    91,328      73,589
Other Long-Term Liabilities.................................    15,831      17,459
Retirement and Post-employment Benefits.....................    50,506      48,518
Long-term Debt..............................................    12,185      36,219
Minority interest in subsidiary.............................        48          --
Shareholders' Equity........................................   153,548     159,094
                                                              --------    --------
                                                              $323,446    $334,879
                                                              ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              SEPT. 26,   SEPT. 27,
(DOLLARS IN THOUSANDS)                                          2003        2002
-----------------------------------------------------------------------------------
NET LOSS....................................................  $ (6,039)   $ (8,788)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED FROM
  OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................    15,562      15,484
  Decrease (Increase) in accounts receivable................    (8,919)     (3,936)
  Decrease (Increase) in inventory..........................     7,142      17,131
  Decrease (Increase) in prepaid and other current assets...     5,169       1,434
  Increase (Decrease) in accounts payable and accrued
     expenses...............................................     3,292      (2,070)
  Increase (Decrease) in interest and taxes payable.........       230      (2,503)
  Increase (Decrease) in deferred income taxes..............        73        (283)
  Increase (Decrease) in other long-term liabilities........       140      (5,667)
  Other -- net..............................................     1,421       1,008
                                                              --------    --------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES..........    18,071      11,810
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (4,760)     (3,899)
  Payments for mine development.............................      (137)        (58)
  Proceeds from sale of property, plant and equipment.......        34         140
                                                              --------    --------
       NET CASH (USED IN) INVESTING ACTIVITIES..............    (4,863)     (3,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt..............................   (10,729)    (10,633)
  Proceeds from issuance of long-term debt..................     2,000      12,000
  Repayment of long-term debt...............................    (4,034)    (13,000)
                                                              --------    --------
       NET CASH (USED IN) FINANCING ACTIVITIES..............   (12,763)    (11,633)
Effects of Exchange Rate Changes............................         2        (159)
                                                              --------    --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............       447      (3,799)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     4,357       7,014
                                                              --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  4,804    $  3,215
                                                              ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 26, 2003 and December 31, 2002 and the results of operations for the three and nine month periods ended September 26, 2003 and September 27, 2002. All of the adjustments were of a normal and recurring nature.

NOTE B -- INVENTORIES

                                                              SEPT. 26,   DEC. 31,
(DOLLARS IN THOUSANDS)                                          2003        2002
----------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $ 25,088    $ 22,572
  In process................................................    64,525      65,809
  Finished goods............................................    23,655      29,522
                                                              --------    --------
       Gross inventories....................................   113,268     117,903
Excess of average cost over LIFO
  Inventory value...........................................    25,234      23,579
                                                              --------    --------
       Net inventories......................................  $ 88,034    $ 94,324
                                                              ========    ========

NOTE C -- COMPREHENSIVE LOSS

     The reconciliation between Net Loss and Comprehensive Loss for the three and nine month periods ended September 26, 2003 and September 27, 2002 is as follows:

                                                  THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                 ---------------------   ---------------------
                                                 SEPT. 26,   SEPT. 27,   SEPT. 26,   SEPT. 27,
(DOLLARS IN THOUSANDS)                             2003        2002        2003        2002
----------------------------------------------------------------------------------------------
Net Loss.......................................   $(3,060)    $(2,906)    $(6,039)   $ (8,788)
Cumulative Translation Adjustment..............       344        (118)        274         627
Change in the Fair Value of Derivative
  Financial Instruments........................     2,031      (1,790)        131      (4,957)
                                                  -------     -------     -------    --------
Comprehensive Loss.............................   $  (685)    $(4,814)    $(5,634)   $(13,118)
                                                  =======     =======     =======    ========

NOTE D -- SEGMENT REPORTING

                                    METAL       MICRO-       TOTAL       ALL
(DOLLARS IN THOUSANDS)             SYSTEMS    ELECTRONICS   SEGMENTS    OTHER     TOTAL
-----------------------------------------------------------------------------------------
THIRD QUARTER 2003
Revenues from external
  customers......................  $ 54,074    $ 39,355     $ 93,429   $   727   $ 94,156
Intersegment revenues............       572         233          805     3,071      3,876
Profit (loss) before interest and
  taxes..........................    (8,036)      3,804       (4,232)    1,850     (2,382)

THIRD QUARTER 2002
Revenues from external
  customers......................  $ 56,966    $ 34,269     $ 91,235   $ 2,246   $ 93,481
Intersegment revenues............       894         444        1,338     3,275      4,613
Profit (loss) before interest and
  taxes..........................    (9,975)      1,290       (8,685)    4,759     (3,926)

                                    METAL       MICRO-       TOTAL       ALL
(DOLLARS IN THOUSANDS)             SYSTEMS    ELECTRONICS   SEGMENTS    OTHER     TOTAL
-----------------------------------------------------------------------------------------
FIRST NINE MONTHS 2003
Revenues from external
  customers......................  $175,951    $115,316     $291,267   $ 4,212   $295,479
Intersegment revenues............     2,290         751        3,041    10,725     13,766
Profit (loss) before interest and
  taxes..........................   (14,235)      9,814       (4,421)      932     (3,489)

FIRST NINE MONTHS 2002
Revenues from external
  customers......................  $176,420    $102,295     $278,715   $ 5,097   $283,812
Intersegment revenues............     2,261       1,401        3,662     9,907     13,569
Profit (loss) before interest and
  taxes..........................   (23,574)      4,959      (18,615)    6,623    (11,992)

NOTE E -- INCOME TAXES

     A tax provision/benefit was not applied against the loss before income taxes in the third quarter 2003 or for the first nine months of 2003 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in the fourth quarter 2002 in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full utilization of the Company's deferred tax assets. The Company intends to maintain a valuation allowance until a realization event occurs to support a reversal of all or a portion of the allowance. Therefore, the $0.2 million income tax expense recorded in the third quarter 2003 and the $0.6 million expense recorded in the first nine months of 2003 represent taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore only. The Company recorded a tax benefit of $1.8 million in the third quarter 2002 and a benefit of $5.5 million in the first nine months of 2002. A tax rate of 38.2% of the loss before income taxes was used in the third quarter 2002 and a rate of 38.4% was used for the first nine months of 2002.

NOTE F -- DEBT

     The Company's Revolving Credit Agreement (the revolver) matures in April 2004 and, therefore, all outstanding borrowings under the revolver are considered current debt as of April 2003. Accordingly, borrowings of $27.0 million under the revolver previously recorded as long-term were classified as short-term debt on the Consolidated Balance Sheet as of June 27, 2003. Repayments of $8.0 million were made against this short-term debt in the third quarter 2003.

     The revolver allows for both short-term and long-term borrowings. The limitation on outstanding short-term borrowings was revised as part of renegotiating the agreement in the first quarter 2003. As a result, the Company transferred $5.0 million of short-term borrowings to long-term borrowings under the revolver in the first quarter 2003 in order to comply with the reduced limitation. This non-cash transaction combined with the $27.0 million of debt becoming current during the second quarter 2003 resulted in a $22.0 million increase in short-term debt and $22.0 million decrease in long-term debt during the first nine months of 2003 that did not impact the Consolidated Statement of Cash Flows for the nine month period ended September 26, 2003.

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

                                                  THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                  -------------------   -------------------
                                                  SEPT. 26   SEPT. 27   SEPT. 26   SEPT. 27
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     2003       2002       2003       2002
-------------------------------------------------------------------------------------------
Net loss, as reported...........................  $(3,060)   $(2,906)   $(6,039)   $(8,788)
Less stock based compensation expense determined
  under fair value method for all stock options,
  net of related income tax benefit.............      281        239        899        855
                                                  -------    -------    -------    -------
Pro forma net loss..............................  $(3,341)   $(3,145)   $(6,938)   $(9,643)
                                                  =======    =======    =======    =======
Basic and diluted loss per share, as reported...    (0.18)   $ (0.18)   $ (0.36)   $ (0.53)
Basic and diluted loss per share, pro forma.....  $ (0.20)   $ (0.19)   $ (0.42)   $ (0.58)

     The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

                                                       THIRD QUARTER
                                                           ENDED           NINE MONTHS ENDED
                                                    -------------------   -------------------
                                                    SEPT. 26   SEPT. 27   SEPT. 26   SEPT. 27
                                                      2003       2002       2003       2002
---------------------------------------------------------------------------------------------
Risk free interest rates..........................    3.19%      4.84%      3.63%      4.52%
Dividend yield....................................       0%         0%         0%         0%
Volatility........................................    39.5%      39.6%      39.5%      39.6%
Expected lives (in years).........................       8          8          8          8

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

RESULTS OF OPERATIONS

     The Company's sales and operating results in the third quarter 2003, while an improvement over the third quarter 2002, declined from the second quarter 2003 levels as the sales improvements generated earlier in the year did not continue into the third quarter. However, operational efficiencies, cost reduction efforts and a favorable product mix have allowed the Company to increase its margin contribution rate, control its overhead and reduce the operating loss for the quarter and the first nine months compared to the same periods last year. A federal domestic income tax benefit was not recorded against the loss before income taxes in the first three quarters of 2003 in accordance with accounting guidelines (and as previously disclosed), which has a negative impact on the net income and earnings per share comparisons with 2002. Despite the operating loss, the Company continued to generate cash from operations in 2003, which allowed the Company to reduce debt and fund its capital expenditures.

                                                      THIRD QUARTER    FIRST NINE MONTHS
                                                     ---------------   -----------------
(MILLIONS, EXCEPT PER SHARE DATA)                     2003     2002     2003      2002
----------------------------------------------------------------------------------------
Sales..............................................  $ 94.2   $ 93.5   $295.5    $283.8
Operating Loss.....................................    (2.4)    (3.9)    (3.5)    (12.0)
Net Loss...........................................    (3.1)    (2.9)    (6.0)     (8.8)
Diluted E.P.S......................................  $(0.18)  $(0.18)  $(0.36)   $(0.53)

     Sales of $94.2 million in the third quarter 2003 were less than 1% higher than sales in the third quarter 2002 while year-to-date sales of $295.5 million were 4% higher than the year ago period. Demand from the computer and telecommunications market, which is still the largest single market for the Company, has not demonstrated any appreciable or sustainable growth throughout 2003, although certain segments have shown modest improvements. The optical media and magnetic head markets have remained strong in 2003. Sales for defense applications declined in the third quarter but this was mainly due to push-outs of existing orders and did not represent a loss of business. Demand from the automotive market improved in the first half of this year but softened in certain sectors during the third quarter. The plastic tooling market remained weak in the second and third quarters 2003 after growing in the first quarter of this year. Higher precious metal pass-through prices accounted for $4.5 million of the year-to-date sales increase.

     Total international sales of $29.3 million were 31% of sales in the third quarter 2003 compared to $25.8 million and 28% of sales in the third quarter 2002. For the first nine months of the year, international sales were $91.6 million (31% of sales) in 2003 and $78.8 million (28% of sales) in 2002 as international sales have grown $12.8 million while domestic sales declined $1.1 million. Approximately $0.4 million of the third quarter 2003 sales growth and $4.7 million of the year-to-date sales growth is due to the translation rate effects of the weaker dollar.

     The gross margin of $14.4 million (15% of sales) in the third quarter 2003 was a $2.4 million improvement over the gross margin of $12.0 million (13% of sales) in the third quarter 2002. For the first three quarters of the year, the gross margin of $50.3 million in 2003 is $13.0 million higher than in 2002 on an $11.7 million increase in sales. The gross margin as a percent of sales also improved to 17% in 2003 from 13% in 2002. In addition to the impact of changes in volumes, margins increased as a result of a favorable product mix and foreign currency effect, improved plant performance and lower manufacturing overhead expenses.

     Selling, general and administrative (SG&A) expenses were $14.3 million, or 15% of sales, in the third quarter 2003 versus $14.0 million, also 15% of sales, in the third quarter 2002. For the first three quarters of the year, SG&A expenses totaled $48.2 million in 2003 and $46.1 million in 2002. SG&A expenses were 16% of sales in the first nine months of both 2003 and 2002. The third quarter 2002 SG&A expense included a one-time $2.0 million credit that reduced expense resulting from a favorable court ruling which enabled the Company to increase the recovery portion on insured legal claims that previously were subject to apportionment. Cost savings from the manpower reductions and other initiatives combined with changes in the incentive compensation accruals accounted for the majority of the remaining difference in SG&A expenses between quarters. For the first nine months of the year, the impact of the cost savings initiatives was offset by the financing fees incurred at the corporate office level in the first quarter 2003 and the impact of the weaker dollar on the translation of foreign currency denominated expenses.

     Research and development (R&D) expenses were $1.0 million in the third quarter 2003, which is unchanged from the third quarter 2002. Third quarter year-to-date R&D expenses were $3.0 million in 2003 and $3.2 million in 2002. There has been no significant change in the R&D direction and effort during the course of the current year. Approximately 60% of the R&D effort supports the Metal Systems Group.

     Other-net expense was $1.5 million in the third quarter 2003 compared to $1.0 million in the third quarter 2002. For the first nine months of the year, other-net expense was $2.6 million in 2003 and less than $0.1 million in 2002. The mark-to-market (i.e. unrealized valuation adjustment) of the directors' compensation plan caused $0.6 million of the difference in the expense between the two quarters and $1.2 million of the year-to-date difference. Foreign currency exchange gains and losses accounted for $1.6 million of the year-to-date difference, the majority of which occurred in the first half of the year. Other-net also includes metal financing fees, amortization of intangible assets, bad debt expenses, gain and loss on the disposal of fixed assets and other non-operating items.

     The operating loss was $2.4 million in the third quarter 2003 compared to $3.9 million in the third quarter 2002. Higher margins as a result of efficiencies, product mix and cost reductions offset in part by an increase in various expenses generated the $1.5 million improvement. For the first nine months of the year, the operating loss was $3.5 million in 2003 and $12.0 million in 2002. The $8.5 million improvement resulted from higher gross margins offset in part by changes in SG&A expenses and a reduction in currency exchange gains.

     Interest expense was $0.5 million in the third quarter 2003 and $1.9 million for year-to-date third quarter 2003 compared to $0.8 million and $2.3 million in the respective periods of 2002. The main reason for the reduced interest expense in 2003 was that the average outstanding debt balance has been lower in 2003 than in 2002.

     The loss before income taxes was $2.9 million in the third quarter 2003, a $1.8 million improvement over the loss from the third quarter 2002. For the first nine months of the year, the $5.4 million loss before income taxes in 2003 was an $8.8 million improvement over the prior year.

     An income tax expense of $0.2 million was recorded in the third quarter 2003 and $0.6 million in the first three quarters of 2003 for foreign, state and local taxes in those jurisdictions where the Company did not record a valuation allowance. A tax benefit for domestic losses and a tax expense for income generated by certain foreign operations in the first three quarters of 2003 were offset by changes in the deferred tax valuation allowance. In the fourth quarter 2002, valuation allowances were recorded for domestic and certain foreign deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes", due to the uncertainty regarding full realization of these assets. The Company intends to maintain a valuation allowance until a realization event occurs to support reversal of all or a portion of the allowance. In 2002, a tax rate of 38.2% was applied against the loss before income taxes to calculate a tax benefit of $1.8 million in the third quarter and a rate of 38.4% was used to calculate a tax benefit of $5.5 million in the first nine months of that year. The benefits from foreign source income and percentage depletion were the main differences between the effective and statutory rates in the third quarter and first nine months of 2002.

     The net loss was $3.1 million in the third quarter 2003 compared to $2.9 million in the third quarter 2002. For the first nine months of the year, the net loss was $6.0 million in 2003 and $8.8 million in 2002. The year-to-date net loss only improved $2.8 million on an $8.8 million decrease in the loss before income taxes due to the differences in income tax provisions.

SEGMENT DISCLOSURES

     The Company aggregates its five businesses into two reportable segments -- the Metal Systems Group and the Microelectronics Group (MEG). The "Other" column in the segment disclosures in the Notes to the Consolidated Financial Statements includes the results for: Brush Resources Inc., a wholly owned subsidiary that manages the Company's mining and extraction mill operations and sells beryllium hydroxide to the outside as well as to the Metal Systems Group; BEM Services Inc., a wholly owned subsidiary that provides administrative services to the other units within the Company on a cost-plus basis; and the parent Company's corporate and administrative expenses. External sales by Brush Resources were $0.7 million in the third quarter 2003 compared to $2.2 million in the third quarter 2002 while sales for the first nine months of the year were $4.2 million in 2003 and $5.1 million in 2002.

METAL SYSTEMS GROUP

                                                      THIRD QUARTER    FIRST NINE MONTHS
                                                      --------------   -----------------
(MILLIONS)                                            2003     2002     2003      2002
----------------------------------------------------------------------------------------
Sales...............................................  $54.1   $ 57.0   $176.0    $176.4
Operating Loss......................................  $(8.0)  $(10.0)  $(14.2)   $(23.6)

     The Metal Systems Group consists of Alloy Products, the company's largest unit, Technical Materials, Inc. (TMI), a wholly owned subsidiary, and Beryllium Products. Sales by each of these units were as follows:

                                                       THIRD QUARTER   FIRST NINE MONTHS
                                                       -------------   -----------------
(MILLIONS)                                             2003    2002     2003      2002
----------------------------------------------------------------------------------------
Alloy Products.......................................  $36.8   $37.8   $119.3    $117.1
TMI..................................................    9.1    10.9     31.7      34.8
Beryllium Products...................................    8.2     8.3     25.0      24.5

     Sales of Alloy Products were $36.8 million in the third quarter 2003, 3% lower than the third quarter 2002 while sales for the first three quarters of 2003 of $119.3 million were 2% higher than the first three quarters of last year. Alloy products manufactures two major product families -- strip products and bulk products.

     Strip products, which consist of thin gauge strip and thin diameter rod and wire, are sold into the computer and telecommunications, automotive and appliance markets. Sales of strip products were higher in the third quarter 2003 and the first three quarters of 2003 than the comparable periods in 2002. Pounds sold of traditional strip and rod and wire products, which generally are the higher priced, higher beryllium-containing alloys, were up 19% in the third quarter and 18% for the first three quarters of 2003 over the respective periods of 2002. The majority of the growth in strip sales was in South Asia and Europe. A portion of the international sales growth is due to a relocation of business and applications from the U.S. to overseas operations.

     Bulk products are copper, nickel and aluminum based alloys manufactured in rod, bar, tube, plate and other customized forms. Sales of bulk products were lower in the third quarter and the first three quarters of 2003 compared to the respective periods in 2002. Bulk product pounds sold decreased 16% in the third quarter 2003 from the third quarter 2002 and 17% for the first three quarters of 2003 from the first three quarters of 2002. Demand from the plastic tooling market softened in the second quarter 2003 and that softening continued through the third quarter 2003 as a result of a slowdown in the domestic market and adjustments to inventory levels by the Company's major distributors. Sales for undersea telecommunications applications, which at one time was the largest market for bulk products, remained severely depressed while aerospace and oil and gas sales improved slightly in the current year over the prior year. During the first quarter 2002, the Company had a one-time, large volume, low priced sale of master alloy that increased sales in that period.

     TMI manufactures engineered material systems for connectors, contacts and semi-conductor applications within the computer and telecommunications and automotive electronics markets. TMI sales of $9.1 million in the third quarter were 16% lower than the third quarter 2002 while year-to-date sales of $31.7 million were 9% lower than the first three quarters of 2002. After growing in each of the first two quarters of 2003 over the corresponding previous quarters, sales in the third quarter 2003 were 14% lower than the second quarter 2003. Order entry levels from the automotive industry initially softened late in the second quarter 2003 in large part due to seasonal slowdowns as the automotive plants transitioned production to the new model year. However, sales order rates from this market remained soft and only started to improve late in the third quarter and early into the fourth quarter. Demand from the computer and telecommunications market has not shown any sustained growth throughout 2003. Cost reduction and control efforts allowed TMI to be profitable in the quarter and for the year despite the fall-off in sales volume.

     Beryllium Products manufactures pure beryllium and beryllium aluminum alloys for applications that require high stiffness and/or low-density materials. Revenues from Beryllium Products were $8.2 million in the third quarter 2003, down slightly from the $8.3 million of revenue generated in the third quarter 2002, while third quarter 2003 year-to-date revenues were $25.0 million, a 2% improvement over the comparable period in 2002. Revenues were lower in the third quarter 2003 as a result of delays and push outs of existing defense-related orders into the next fiscal year for the federal government; orders were not lost but merely delayed due to government budget and spending limitations. The year-over-year increase in sales is due to higher demand from the automotive market.

     The gross margin on Metal System Group sales was $5.6 million (10% of sales) in the third quarter 2003 compared to $3.9 million (7% of sales) in the third quarter 2002. For the first three quarters of the year, the gross margin was $25.4 million in 2003 an increase of $10.2 million over the margin of $15.2 million generated in 2002. The year-to-date gross margin also improved to 14% of sales in 2003 from 9% of sales in 2002.

     A favorable product mix, operational improvements and a favorable translation impact on margins from the weaker dollar combined to increase margins $2.7 million in the third quarter 2003 and $7.9 million for the first three quarters of 2003 over the respective periods in 2002. Operational improvements were made at the Elmore, Ohio and Lincoln, Rhode Island facilities in support of Alloy, TMI and Beryllium sales. The lower sales volume reduced the margin contribution by $1.6 million in the third quarter 2003 compared to the third quarter 2002 while the volume impact on the year-to-date margin was an unfavorable $1.3 million. Manufacturing overhead was $0.6 million lower in the third quarter 2003 and $3.6 million lower for the first nine months of 2003 than the comparable periods in 2002 as a result of cost reduction efforts, primarily in Alloy Products.

     Total SG&A, R&D and other-net expenses of $13.6 million in the third quarter 2003 were $0.2 million lower than the third quarter 2002 while third quarter year-to-date expenses of $39.7 million in 2003 were $0.9 million higher than in 2002. Lower foreign currency exchange gains (and higher currency losses) and the unfavorable impact of the weaker dollar on the translation of foreign currency denominated expenses partially offset by manpower reductions and other cost savings efforts account for the majority of the difference in expenses between years.

     The operating loss for the Metal Systems Group was $8.0 million in the third quarter 2003 compared to $10.0 million in the third quarter 2002 while the operating loss was $14.2 million for the first nine months of the 2003, a $9.4 million improvement over the operating loss in the first nine months of 2002.

MICROELECTRONICS GROUP

                                                       THIRD QUARTER   FIRST NINE MONTHS
                                                       -------------   -----------------
(MILLIONS)                                             2003    2002     2003      2002
----------------------------------------------------------------------------------------
Sales................................................  $39.4   $34.3   $115.3    $102.3
Operating Profit.....................................  $ 3.8   $ 1.3   $  9.8    $  5.0

     The MEG includes Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, and Electronic Products. Sales by each unit were as follows:

                                                        THIRD QUARTER   FIRST NINE MONTHS
                                                        -------------   ------------------
(MILLIONS)                                              2003    2002     2003       2002
------------------------------------------------------------------------------------------
WAM...................................................  $31.9   $27.1    $92.1      $80.1
Electronic Products...................................    7.5     7.2     23.2       22.2

     WAM sells precious, non-precious and specialty metal products into the optical media, magnetic head, electron tube and the wireless, photonic, semi-conductor and hybrid segments of the microelectronics market. WAM sales of $31.9 million in the third quarter 2003 were 18% higher than sales of $27.1 million in the third quarter 2002. For the first three quarters of the year, WAM sales were $92.1 million in 2003, a 15% increase over sales of $80.1 million in 2002. Underlying volumes grew 6% in the third quarter 2003 and for the first three quarters of 2003 over the respective periods of 2002. The cost of the precious metal sold by WAM is passed through to the customer; sales grew at a faster rate than the volumes primarily as a result of changes in metal prices and the mix of metals sold. Volumes from each of WAM's largest product families grew, including vapor deposition targets (for the optical media and magnetic head markets), frame lid assemblies and specialty alloys. Demand for WAM's materials from the wireless segment of the microelectronics market has also strengthened in 2003. Refining revenues were down slightly in the first three quarters of 2003 compared to 2002.

     Sales by Electronic Products were $7.5 million in the third quarter 2003, a 4% improvement over the third quarter 2002, while sales in the first three quarters of the year of $23.2 million improved 5% over the prior period. Beryllia ceramic sales were higher in the third quarter and first nine months of 2003 than in the comparable periods of 2002. Sales of electronic packages, which are sold into the computer and telecommunications market, were slightly higher in the third quarter after being significantly lower in the first half of the year compared to the same periods of 2002. Sales of thick film circuits, which have defense and commercial applications, were higher in each of the first three quarters of 2003 than 2002, but sales and orders began to slow down during the third quarter and sales are anticipated to continue to soften in the fourth quarter 2003. The slowdown in the third quarter sales was due in part to push outs of existing defense orders.

     The gross margin on MEG sales was $8.0 million in the third quarter 2003 compared to $6.7 million in the third quarter 2002. For the first nine months of the year, the gross margin was $23.7 million in 2003 and $20.0 million in 2002. The gross margin was 20% of sales for the quarter and year-to-date periods in 2003 and 19% for the quarter and year-to-date periods in 2002. The improved sales volumes increased the margin contribution by $1.5 million in the third quarter 2003 and $2.6 million for the first three quarters of 2003 over the comparable periods of 2002. The sales mix effect on margins was slightly unfavorable in the quarter but a favorable $1.1 million for year-to-date 2003 versus year-to-date 2002, mainly due to WAM products. Manufacturing overhead costs were relatively unchanged in the current quarter and year compared to the prior year.

     Total SG&A, R&D and other-net expenses were $4.2 million in the third quarter 2003, a $1.1 million reduction from the third quarter 2002. For the first nine months of the year, expenses were $13.9 million in 2003 and $15.1 million in 2002. Cost reductions associated with the restructuring of Electronic Products initiated beginning in the fourth quarter 2002 and lower incentive compensation accruals were the main causes for the reduced expenses in the current quarter and for the year. The metal financing fee at WAM was also slightly lower in 2003 than in 2002.

     Operating profit of $3.8 million in the third quarter 2003 was a $2.5 million improvement over the third quarter 2002 while the operating profit for the first three quarters of 2003 of $9.8 million was a $4.8 million improvement over the same period last year. The improved margins on the increased sales coupled with the lower expenses generated the higher profits. For the first nine months of the year, operating profit was 9% of sales in 2003 and 5% of sales in 2002.

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

                                                                   QUARTER ENDED
                                                           ------------------------------
                                                           SEPT. 26, 2003   JUNE 27, 2003
-----------------------------------------------------------------------------------------
Total cases pending......................................        26               22
Total plaintiffs.........................................        61               55
Number of claims (plaintiffs) filed during period
  ended..................................................         7(12)            2(3)
Number of claims (plaintiffs) settled during period
  ended..................................................         2(4)             1(1)
Aggregate cost of settlements during period ended
  (dollars in thousands).................................       $95             $254
Number of claims (plaintiffs) otherwise dismissed........         1(2)             1(1)
Number of claims (plaintiffs) voluntarily withdrawn......         0(0)             0(0)

     Additional beryllium claims may arise. Management believes that the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $3.6 million at September 26, 2003 and $4.2 million at December 31, 2002. A receivable was recorded of $3.9 million at September 26, 2003 and $4.9 million at December 31, 2002 from the Company's insurance carriers as recoveries for insured claims.

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

     While the Company is unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of these proceedings will have a material adverse effect on the financial condition or the cash flow of the Company. However, the Company's results of operations could be materially affected by unfavorable results in one or more of these cases. Currently, two purported class actions are pending.

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

FINANCIAL POSITION

     Cash flow from operations was $18.1 million for the first nine months of 2003 as the effects of changes in working capital items and other adjustments more than offset the net loss of $6.0 million. The cash balance was $4.8 million at the end of the third quarter 2003, an increase of $0.4 million for the year, as the majority of the available cash from operations was used to reduce debt and to fund capital expenditures.

     The accounts receivable balance of $56.9 million at the end of the third quarter 2003 was $9.4 million higher than at December 31, 2002. The days sales outstanding, a measure of the average collection period, was 57 days as of the end of the third quarter, which was an increase over the prior year end. This increase was due in part to the higher international sales and receivables, which typically take longer to collect than domestic receivables. Accounts written off to bad debts and the increase to the bad debt allowance was $0.4 million higher in the first nine months of 2003 than the first nine months of 2002.

     Inventories of $88.0 million at the end of the third quarter 2003 were $6.3 million lower than at year-end 2002. The majority of the inventory reduction is within Alloy Products and TMI due to operating improvements, inventory control efforts and adjustments to balance inventories with current demand. The quantity in Alloy Products inventory was down 11% for the year. Inventory at Brush Resources increased as a result of extracting ore in excess of current production requirements in order to remove the ore from existing pits within the allowable safety time frame. Inventory turns in the third quarter 2003 improved slightly over turns at the end of last year.

     The Company collected a federal income tax refund of $3.8 million during the third quarter 2003. This amount had been recorded as a prepaid expense as of December 31, 2002.

     Capital expenditures were $4.9 million in the first nine months of 2003 as management continued to tightly control capital investments. The Company has maintained its quarterly capital spending at less than $2.0 million for seven straight quarters. Spending by the MEG totaled $2.4 million in the first nine months of 2003 with WAM accounting for the majority of that total. WAM's capital expenditures included an acquisition of assets from a former competitor used in the manufacture of coverlids for sale into the microelectronics market. Spending by the Metal Systems Group was $1.6 million in the first three quarters of 2003.

     Other liabilities and accrued items of $35.3 million at the end of the third quarter 2003 were $4.9 million higher than at year-end 2002 due to an increased accrual for salaries and wages (timing of the pay cycle versus the end of the period), changes in derivative fair values (increased losses on outstanding hedges from the appreciated value of the euro) and higher fringe benefit accruals.

     Total balance sheet debt of $51.5 million at the end of the third quarter 2003 was $12.0 million lower than the debt balance of $63.5 million at December 31, 2002. Short-term debt of $39.3 million at the end of the third quarter included $19.0 million of debt borrowed under the Company's revolving credit agreement (the revolver) that previously would have been classified as long-term borrowings. However, the revolver matures in April 2004 and therefore all borrowings under the agreement were considered current debt and were classified accordingly. The remaining $12.2 million of long-term debt on the September 26, 2003 balance sheet consists of industrial revenue bonds, variable rate demand notes and a promissory note that have maturities beyond 2004. The Company was in compliance with debt covenants as of the end of the third quarter 2003.

     The Company is currently in negotiations with potential lenders to refinance the Company's debt on a long-term basis. The Company is evaluating various combinations of refinancing options, including, but not limited to, a new revolving credit agreement, term loan and subordinated debt. One of the options may result in the purchase of assets used in the manufacture of strip products at the Elmore, Ohio facility currently financed by a $51.8 million off-balance sheet operating lease with the proceeds from a new term loan. As a result, property, plant and equipment on the balance sheet would increase for the purchased assets and the Company's balance sheet debt (but not its over-all obligations or leverage) would also increase by a like amount. The Company is in the process of developing, negotiating and analyzing final terms, covenants, maturities, interest rates and fees for these various options. Management anticipates that a new long-term financing structure will be in place prior to the maturity of the current revolver and perhaps prior to the end of 2003. Depending upon the final renegotiated debt structure, existing deferred financing costs as well as certain derivative losses recorded in other comprehensive income may be written off the balance sheet and charged to expense concurrent with the signing of the new or renegotiated agreements. The on-going amortization of deferred financing costs under a new financing structure may also be higher than the current amortization expense.

     The retirement and post-employment benefit liability of $50.5 million at the end of the third quarter 2003 increased $2.0 million since year-end 2002 primarily due to the higher pension expense in the current year.

     There were no significant changes in the Company's off-balance sheet lease obligations during the first nine months of 2003. Lease payments were made as scheduled which reduced the outstanding lease obligations by

$4.3 million. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements declined due to a reduction in the quantities of metal on hand during 2003.

     Cash flow from operations was $11.8 million during the first nine months of 2002 as the effects of depreciation and working capital changes more than offset the net loss. Accounts receivable grew $4.8 million as a result of an increase in the days sales outstanding in the first nine months of 2002. Inventories were $15.9 million, or 15%, lower at the end of the third quarter 2002 than at year-end 2001, with the majority of the reduction in Alloy Products as a result of manufacturing improvements and aggressive actions to reduce scrap and other inventories on hand. Capital expenditures totaled $4.0 million in the first three quarters of 2002. The Company paid $5.1 million to settle numerous CBD lawsuits in the first three quarters of 2002 and received back $2.4 million from its insurance carriers as partial recoveries against the insured portion of these claims. Total balance sheet debt of $64.2 million at the end of the third quarter 2002 was $10.6 million lower than at December 31, 2001. Cash balances decreased $3.8 million during the first three quarters of 2002.

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures and environmental remediation projects. The Company's ability to raise additional debt financing above the existing lines may currently be limited due to the current operating losses, available collateral and leverage ratios.

OUTLOOK

     With short lead times and without a significant change in the sales order entry patterns for shipments in the fourth quarter, the Company anticipates that sales in the fourth quarter will be similar to the third quarter. However, the Company is optimistic about the potential for sales growth in 2004 and beyond. In the third quarter 2003, Beryllium Products obtained an order to provide material for the WEBB telescope that should generate approximately $15 million in additional revenue over the 2004 to 2006 time frame. The Company's market research indicates that activity levels are increasing across many of the Company's major markets and that these markets may show improvements early next year. In addition to growth from the underlying markets, management believes that the Company's market and product development efforts also have the potential to increase sales in 2004 and going forward. Alloy Products, in addition to its continued penetration of the strip market, has recently introduced a higher conductivity strip product for the computer and electronics markets and continues to develop applications in the aerospace, heavy equipment and oil and gas industries using the Company's non-beryllium spinodal alloys. TMI is developing products for the emerging fuel cell market and is also attempting to leverage its existing plating technology and capacity to develop additional revenue. Beryllium Products is commercializing new beryllium aluminum applications and platforms across various markets. WAM will continue its development of semi-conductor PVD materials and will also look to expand its market share and product offerings in Asia through its recently created joint venture.

     Margins have improved in 2003 and on-going overhead costs have been tightly controlled. Management anticipates that the programs in place, including Lean Six Sigma, will help support these positive trends going forward. However, other factors, including medical benefit and pension costs, may put additional pressures on costs next year.

     The Company anticipates that its debt will be refinanced on a long-term basis in the near future, which should help to solidify the Company's capital structure. Working capital investments, particularly inventory, and capital expenditures will continue to be closely managed in order to optimize the Company's cash flows.

CRITICAL ACCOUNTING POLICIES

     DEFERRED TAXES: As previously noted, deferred tax benefits related to losses incurred in the first three quarters of 2003 were offset by provisions for deferred tax valuation allowances. During the fourth quarter 2002, a valuation allowance was recorded against domestic and certain foreign deferred tax assets as a result of recent cumulative losses generated by the Company. Despite the valuation allowance, the Company retains the ability to utilize the benefits of its domestic loss carry forwards and other deferred tax assets on future tax returns. A domestic federal tax benefit will not be recorded in subsequent periods should the Company continue to generate pre-tax losses. Should the Company generate a pre-tax profit in subsequent periods, a federal tax expense will not be recorded either to the extent that the remaining valuation allowance can be used to offset that expense.

     PENSIONS: Market interest rates have declined during 2003 and, if this trend continues, the discount rate used to value the pension plan liabilities at year-end 2003 may be lower than the 6.75% rate used at year-end 2002. A lower discount rate coupled with other pension valuation assumptions and actual plan performance may result in an increase in the minimum pension liability and an additional charge to other comprehensive income within shareholders' equity to be recorded at December 31, 2003. The amount of any potential charge cannot be estimated at the present time due to the number and complexity of the variables involved. Management anticipates that the pension expense will be higher in 2004 than in 2003. The Company may also be required to make a cash contribution to its defined benefit pension plan in 2004.

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

ITEM 4.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, Chairman and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

BERYLLIUM CLAIMS

     There are claims pending in various state and federal courts against Brush Wellman Inc., one of the Company's subsidiaries, by some of its employees, former employees or their surviving spouses, and by third party individuals (typically employees of customers or of independent contractors) alleging that they contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During the third quarter of 2003, the number of beryllium cases increased from 22 cases (involving 55 plaintiffs) as of June 27, 2003, to 26 cases (involving 61 plaintiffs) as of September 26, 2003. During the third quarter, six third party cases (involving eight plaintiffs) were filed. One purported class action (involving four named plaintiffs) was filed. One third party case (involving two plaintiffs) was settled and dismissed. One third party case (involving one plaintiff) was settled; however, the Company is awaiting final court dismissal. One third party case (involving two plaintiffs) that was previously reported as having been settled, but in which the Company was awaiting final court dismissal, was dismissed by the court during the third quarter. One third party case (involving two plaintiffs) was voluntarily dismissed by the plaintiffs.

     The 26 pending beryllium cases fall into three categories: four "employee cases" involving an aggregate of four Brush Wellman employees, former employees or surviving spouses (in three of these cases, a spouse has also filed claims as part of his or her spouse's case); 20 cases involving third-party individual plaintiffs, with 21 individuals (and 14 spouses who have filed claims as part of their spouse's case, and nine children who have filed claims as part of their parent's case); and two purported class actions involving ten individuals, as discussed more fully below. Employee cases, in which plaintiffs have a higher burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

     In one purported class action in which Brush Wellman is seeking review of the appellate court's reversal of the trial court's denial of class certification, the named plaintiffs allege that past exposure to beryllium has increased their risk of contracting chronic beryllium disease and possibly cancer, although they do not claim to have actually contracted any disease. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought by named plaintiffs on behalf of tradesmen who worked in one of Brush Wellman's facilities as employees of independent contractors.

     In the second purported class action that is pending against Brush Wellman, the named plaintiffs allege that they were exposed to beryllium in the course of their employment with a customer of Brush Wellman, and that they are sensitized to beryllium. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought by named plaintiffs on behalf of employees who worked in the state of California at the facilities of one of Brush Wellman's customers, and the spouses of those workers.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10     Amended and Restated Supply Agreement between RWE Nukem,
                Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products.
         11 Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).
         31.1   Rule 13a-14(a) Certifications
         31.2   Rule 13a-14(a) Certifications
         32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
         32.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     (b) Reports on Form 8-K

        In a report on Form 8-K filed October 24, 2003, Brush Engineered Materials Inc. incorporated into Item 7 its October 24, 2003 press release, reporting on its earnings for the first quarter of 2003. The press release, with summary financial information, was furnished pursuant to Items 9 and 12.

        In a report on Form 8-K filed September 2, 2003, Brush Engineered Materials Inc. issued a press release announcing that the "Current Investor" section of its website had been updated.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                       BRUSH ENGINEERED MATERIALS INC.
Dated: November 6, 2003
                                                       /s/ John D. Grampa
                                                       -----------------------------------------------------
                                                       John D. Grampa
                                                       Vice President Finance
                                                       and Chief Financial Officer