Form 10-K
period 2003-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2004-03-15
CIK 1104657

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period
from ________________  to  ________________


                         Commission file number 1-15885

                        BRUSH ENGINEERED MATERIALS INC.
             (Exact name of Registrant as specified in its charter)

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

     The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 27, 2003 was approximately $128,990,068.

     As of March 5, 2004, there were 16,711,853 shares of Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting of shareholders to be held on May 4, 2004 are incorporated by reference into Part III.

                        BRUSH ENGINEERED MATERIALS INC.

                             Index to Annual Report
                                On Form 10-K for
                          Year Ended December 31, 2003

PART I

Item 1.           Business....................................................     1

Item 2.           Properties..................................................     5

Item 3.           Legal Proceedings...........................................     6

Item 4.           Submission of Matters to a Vote of Security Holders.........     7

PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters.....................................................     8

Item 6.           Selected Financial Data.....................................     8

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     8

Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................     8

Item 8.           Financial Statements and Supplementary Data.................     8

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................     9

Item 9A.          Controls and Procedures.....................................     9

PART III

Item 10.          Directors and Executive Officers of the Registrant..........    10

Item 11.          Executive Compensation......................................    10

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................    10

Item 13           Certain Relationships and Related Transactions..............    10

Item 14.          Principal Accounting Fees and Services......................    10

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................    11

                  Signatures..................................................    16

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

     - The Company's success in implementing its strategic plans and the timely and successful completion of capital projects;

     - The availability of adequate lines of credit and the associated interest rates;

     - Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension costs, energy costs and the cost and availability of insurance;

     - The uncertainties concerning the impact resulting from war and terrorist activities;

     - Changes in government regulatory requirements and the enactment of new legislation that impacts the Company's obligations; and,

     - The conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects.

ITEM 1.  BUSINESS

     Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a leading manufacturer of high-performance engineered materials serving the global telecommunications and computer, optical media, automotive electronics, industrial components, aerospace and defense and appliance markets. As of December 31, 2003 the Company had 1,833 employees.

     The Company's subsidiaries are organized under two reportable segments: the Metal Systems Group and the Microelectronics Group. The Metal Systems Group includes Brush Wellman Inc. (Alloy Products and Beryllium Products) and Technical Materials, Inc. (TMI). The Microelectronics Group includes Williams Advanced Materials Inc. (WAM) and Electronic Products, which in turn, consists of Zentrix Technologies Inc. (Zentrix) and Brush Ceramic Products Inc. (a wholly owned subsidiary of Brush Wellman Inc.). Portions of Brush International, Inc. are included in both segments. Included in "All Other" in the Company's financial statements included later in this Form 10-K are the operating results from BEM Services, Inc. and Brush Resources Inc., two wholly owned subsidiaries of the Company. BEM Services charges a management fee for services, such as administrative and financial oversight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide produced through its Utah operations to outside customers and to businesses within the Metal Systems Group. As of December 31, 2003 BEM Services, Inc. and Brush Resources Inc. had 156 employees.

METAL SYSTEMS GROUP

     The Metal Systems Group is comprised of Alloy Products (primarily copper beryllium), Beryllium Products and TMI. In 2003, 60% of the Company's sales were from this segment (61% in 2002 and 63% in 2001). As of December 31, 2003 the Metal Systems Group had 1,125 employees.

     Alloy Products, the largest unit within the Company and this segment, manufactures and sells copper and nickel-based alloy systems, the majority of which also contains beryllium. These products are metallurgically tailored to meet specific customer performance requirements. Copper beryllium alloys exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, automotive electronics, aerospace, oil exploration, undersea housing for telecommunications equipment, bushings, bearings, appliances and plastic mold tooling markets. Alloy Products also manufactures non-beryllium-containing alloys including Toughmet(R), a copper-nickel tin alloy. These alloys are corrosion and wear resistant and have excellent lubricity properties and are used in plastic tooling and heavy equipment product applications. Alloy products are sold domestically through Brush distribution centers and internationally through Company-owned and independent distribution centers and independent sales representatives.

     Beryllium Products manufactures products that include beryllium, AlBeMet(R) and E-materials, serving the aerospace, defense, medical and industrial x-ray equipment, optical scanning and high performance automation markets. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structural materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. In 2001, the Company purchased land and mineral rights that were previously leased by its mining operations in Utah. Beryllium-containing products are sold throughout the world through a direct sales organization and through Company-owned and independent distribution centers.

     NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe, competes with beryllium alloy strip products and beryllium products. Alloy Strip Products also competes with alloy systems manufactured by Olin Corporation, Wieland Electric, Inc. and Stolberger Metallwerke GmbH, Nippon Mining, PMX and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. While Beryllium Products is the only domestic producer of metallic beryllium, it competes with other fabricators as well as with designs utilizing other materials. In the area of beryllium alloy Bulk products (bar, plate, tube and rod), in addition to NGK Insulators, Brush competes with several smaller regional producers such as Freedom Alloys in the U.S., LaBronze Industriel in Europe, and Young II in Asia.

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

METAL SYSTEMS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2003, 2002 and 2001 was $47,692,000, $35,064,000 and $60,945,000 respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2003 will be filled during 2004.

     Sales are made to approximately 1,700 customers. Government sales, principally subcontracts, accounted for about 7.9% of Metal Systems Group sales in 2003 as compared to 9.3% in 2002 and 3.3% in 2001. Sales outside the United States, principally to Western Europe, Canada and the Pacific Rim, accounted for approximately 42% of the Metal Systems Group sales in 2003, 35% in 2002 and 38% in 2001. Other segment reporting and geographic information set forth on page 49 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference.

METAL SYSTEMS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $2,820,000 in 2003, $2,522,000 in 2002 and $4,679,000 in
2001. A staff of 21 scientists, engineers and technicians was employed in this effort as of year end 2003. Some research and development projects, expenditures for which are not material, were externally sponsored.

MICROELECTRONICS GROUP

     The Microelectronics Group is comprised of WAM and Electronic Products, which consists of Zentrix and Brush Ceramic Products Inc. In 2003, 39% of the Company's sales were from this segment (37% in 2002 and 36% in 2001). As of December 31, 2003 the Microelectronics Group had 552 employees.

     WAM manufactures and fabricates precious metal and specialty metal products for the optical media, magnetic head, including magnetic resistive (MR) and giant magnetic resistive (GMR) materials, electron tube, performance film and the wireless, semiconductor, photonic and hybrid segments of the microelectronics market. WAM's major product lines include vapor deposition materials, clad and precious metals preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

     WAM's products are sold directly from WAM's facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York; Singapore, Taiwan and the Philippines, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Praxair, Inc., Honeywell International Inc. and a number of smaller regional and national suppliers.

     Zentrix produces electronic packaging and circuit products. Production sites include Oceanside, California and Newburyport, Massachusetts. These products are used in wireless telecommunication, fiberoptics, automotive and defense applications. Zentrix's products are sold directly and through its sales representatives. Zentrix competes with other electronic packaging and circuit component suppliers such as Kyocera Corporation, Aeroflex, Inc. and Anaren Microwave.

     Brush Ceramic Products Inc., located in Tucson, Arizona, produces beryllia ceramics used in wireless telecommunications, lasers, automotive and defense product applications. Principal competitors include CBL Ceramics Ltd. and American Beryllia, Inc. Competitive materials include aluminum nitride and metal matrix composites.

MICROELECTRONICS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders as of December 31, 2003, 2002 and 2001 was $13,681,000, $19,833,000 and $20,458,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2003 will be filled during 2004.

     Sales are made to approximately 1,700 customers. Government sales, principally subcontracts, accounted for less than 1% of Microelectronics Group sales in 2003 as compared to less than 1% in 2002 and 2.8% in 2001. Sales outside the United States, principally to Western Europe, Canada and the Pacific Rim, accounted for approximately 15% of Microelectronics Group sales in 2003, 18% in 2002 and 13% in 2001. Other segment reporting and geographic information set forth on page 49 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference.

MICROELECTRONICS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1,409,000 for 2003, $1,743,000 for 2002 and $1,648,000
in 2001. A staff of 6 scientists, engineers and technicians was employed in this effort as of year end 2003.

GENERAL

AVAILABILITY OF RAW MATERIALS

     The principal raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel, platinum, palladium and aluminum. Ore reserve data in Management's Discussion and Analysis on pages 24 and 25 of the

Company's annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference. The Company has agreements to purchase stated quantities of beryl ore, beryllium metal and beryllium-copper master alloy from the Defense Logistics Agency of the U.S. Government. In addition, the Company has a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of beryllium-copper master and beryllium vacuum cast billet. The availability of these raw materials, as well as other materials used by the Company, is adequate and generally not dependent on any one supplier.

PATENTS AND LICENSES

     The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's business is not materially dependent on any one patent or license or on all of its patents and licenses as a group.

REGULATORY MATTERS

     The Company is subject to a variety of laws which regulate the manufacture, processing, use, handling, storage, transport, treatment, emission, release and disposal of substances and wastes used or generated in manufacturing. For decades the Company has operated its facilities under applicable standards of inplant and outplant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. The Occupational Safety and Health Administration ("OSHA") is currently reviewing its beryllium standards.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name, age and position of each of our executive officers as of December 31, 2003:

NAME                  AGE                      POSITIONS AND OFFICES
----                  ---                      ---------------------
Gordon D. Harnett     61    Chairman of the Board, President, Chief Executive Officer
                            and Director.  Mr. Harnett was elected Chairman of the
                            Board, Chief Executive Officer and Director of the Company
                            effective January 1991. In addition, Mr. Harnett has served as President of the Company from January 1991 to May 2001
                            and from May 2002 to the present. Prior to January 1991, he had served as a Senior Vice President of The B. F. Goodrich
                            Company from November 1988.
John D. Grampa        56    Vice President Finance and Chief Financial Officer.  Mr.
                            Grampa was elected Vice President Finance and Chief
                            Financial Officer in November 1999. He had served as Vice
                            President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide
                            Materials Business of Avery Dennison Corporation since March
                            1994 and held other various financial positions at Avery
                            Dennison Corporation from 1984.
Daniel A. Skoch       54    Senior Vice President Administration.  Mr. Skoch was elected
                            Senior Vice President Administration in July 2000. Prior to
                            that time, he had served as Vice President Administration
                            and Human Resources since March 1996. He had served as Vice
                            President Human Resources since July 1991 and prior to that time, he was Corporate Director -- Personnel.

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

     JUAB COUNTY, UTAH -- 7,500 acres with respective mineral rights from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of the mineral rights is held under lease. Ore reserve data set forth on pages 24 and 25 in the annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference.

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

     SHOEMAKERSVILLE (READING), PENNSYLVANIA -- A 123,000 square foot plant on a 55 acre site that produces thin precision strips of copper beryllium and other alloys and copper beryllium rod and wire.

     SINGAPORE -- A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

     SUBIC BAY, PHILIPPINES -- A 5,000 square foot leased facility that manufactures Combo-Lid(R) and performs preform assembly, inspection and packaging.

     TAIPEI, TAIWAN -- A 5,000 square foot leased service/bonding center supporting the PVD product market in Asia.

     TUCSON, ARIZONA -- A complex containing approximately 63,000 square feet of building space on a 10 acre site for the production of beryllium oxide ceramic substrates.

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

     SINGAPORE -- A 2,500 square foot leased sales office that houses employees of Alloy Products and WAM Far East.

     STUTTGART, GERMANY -- A 24,750 square foot leased facility principally for distribution of copper beryllium alloys.

     THEALE, ENGLAND -- A 19,700 square foot leased facility principally for distribution of copper beryllium alloys.

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

BERYLLIUM CLAIMS

     There are claims pending in various state and federal courts against Brush Wellman, one of the Company's subsidiaries, by some of its employees or former employees and by third party individuals (typically employees of customers or of independent contractors) alleging that they contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During 2003, the number of beryllium cases decreased from 33 (involving 70 plaintiffs), as of December 31, 2002 to 15 cases (involving 33) plaintiffs as of December 31, 2003. During 2003, an aggregate of 24 cases involving 47 plaintiffs were settled. Five cases involving 12 plaintiffs were voluntarily dismissed by the plaintiffs. Eleven cases involving 22 plaintiffs were filed in 2003.

     The 15 pending beryllium cases fall into three categories: one "employee case" involving one former employee; 12 cases involving third-party individual plaintiffs, with 12 individuals (and five spouses who have filed claims as part of their spouse's case, and five children who have filed claims as part of their parent's case); and two purported class actions, involving 10 individuals, as discussed more fully below. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of our customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

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

     From January 1, 2004 to March 8, 2004, Brush Wellman was served with a third purported class action, in which the named plaintiffs allege that they were exposed to beryllium in the course of their employment with a customer of Brush Wellman. They seek medical monitoring funds to be used to detect medical problems that they believe may develop as a result of their exposure, and seek punitive damages. This purported class action was brought on behalf of current and former employees who worked at the Marietta, Georgia facility of one of Brush Wellman's customers, and their spouses. One third-party case (involving one plaintiff) was filed. Two third-party cases (involving seven plaintiffs) were voluntarily dismissed by the plaintiffs. The settlement amounts in five third-party cases (involving 14 plaintiffs) that were settled and dismissed in 2003 have been paid to the plaintiffs. One employee case (involving one plaintiff) was settled and dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. As of March 5, 2003 there were 1,738 shareholders of record. Information as to stock price and dividends declared set forth on page 51 in Note P to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference. The Company's ability to pay dividends is restricted as provided in its subordinated term loan agreement dated December 4, 2003.

     In connection with the debt refinancing completed on December 4, 2003, the Company issued warrants to purchase 115,000 shares of the Company's common stock to its subordinated lenders as part of the consideration for a $35 million subordinated loan, in reliance upon applicable exemptions from registration under federal and state securities laws.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on pages 52 and 53 of the annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 14 through 28 of the annual report to shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk disclosures on pages 27 and 28 of the annual report to shareholders for the year ended December 31, 2003 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 2003 are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 2003 and 2002.

     Consolidated Statements of Income -- Years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

     Quarterly Data on page 51 in Note P to the consolidated financial statements in the annual report to shareholders for the years ended December 31, 2003 and 2002 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

     There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under Election of Directors on pages 2 through 4 of the Proxy Statement dated March 15, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item relating to our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this report and is incorporated by reference into this section. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference in the section entitled "Corporate Governance; Committees of the Board of Directors" on pages 5 and 6 of the Proxy Statement dated March 15, 2004.

     The Company has adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Business Conduct and Ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. These materials, along with the charters of the Audit, Governance, Organization and Compensation and Retirement Plan Review Committees of the Company's Board of Directors, which also comply with applicable requirements, are available on the Company's website at www.beminc.com, and copies are also available upon request by any shareholder to Michael C. Hasychak, Secretary, Brush Engineered Materials Inc., 17876 St. Clair Avenue, Cleveland, Ohio 44110. The Company makes its reports on Forms 10-K, 10-Q and 8-K available on its website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments or waivers to the Company's Code of Business Conduct and Ethics and Policy Statement on Significant Corporate Governance Issues will also be made available on the Company's website. The information on our website is not incorporated by reference into this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this heading is incorporated by reference from pages 11 and 12 of the Proxy Statement dated March 15, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this heading is incorporated by reference from pages 9 and 10 and the "Equity Compensation Plan Information" on page 12 of the Proxy Statement dated March 15, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required under this heading is incorporated by reference on page 19 of the Proxy Statement dated March 15, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

     Included in Part II of this Form 10-K annual report by reference to the annual report to shareholders for the year ended December 31, 2003 are the following consolidated financial statements:

     Consolidated Balance Sheets -- December 31, 2003 and 2002.

     Consolidated Statements of Income -- Years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial information for the years ended December 31, 2003, 2002 and 2001 is submitted herewith:

     Schedule II -- Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. EXHIBITS

    (2) Agreement of Merger, dated as of May 17, 2000, by and among Brush Merger Co., Brush Wellman Inc. and Brush Engineered
             Materials Inc. (filed as Annex A to the Registration
             Statement on Form S-4 filed by the Company on February 1,
             2000, Registration No. 333-95917), incorporated herein by reference.
    (3a)     Amended and Restated Articles of Incorporation of Brush
             Engineered Materials Inc. (filed as Annex B to the
             Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
    (3b)     Amended and Restated Code of Regulations of Brush Engineered
             Materials Inc. (filed as Exhibit 4(b) to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.
    (4a) Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A.
             as Rights Agent (filed as Exhibit 4(a) to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May
             16, 2000), incorporated herein by reference.
    (4b) Indenture Modification between Toledo-Lucas Port Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Quarterly Report on Form 10-Q filed by Brush Engineered
             Materials Inc. on August 11, 2003), incorporated herein by reference.
    (4c)     Lease Modification from National City Bank, Trustee as
             Lessor to Brush Wellman, Inc. as Lessee, dated as of May 30,
             2003 (filed as Exhibit 4.1 to the Quarterly Report on Form
             10-Q filed by Brush Engineered Materials Inc. on August 11,
             2003), incorporated herein by reference.
    (4d) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

    (4e)     Credit Agreement dated December 4, 2003 among Brush
             Engineered Materials Inc. and other borrowers and Bank One,
             N.A, acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company's Form 8-K on December 5, 2003), incorporated herein by reference.
    (4f) First Amendment to Credit Agreement dated March 1, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders.
    (4g)     Loan Agreement dated December 4, 2003 among Brush Engineered
             Materials Inc. and other borrowers party hereto and Guggenheim Corporate Funding, LLC, as Collateral Agent
             (filed as Exhibit 99.1 to the Company's Form 8-K on December
             16, 2003), incorporated herein by reference.
    (4h)     Warrant dated December 4, 2003 to purchase 78,571 shares of
             Common Stock of Brush Engineered Materials Inc. between
             Brush and Upper Columbia Capital Company, LLC.
    (4i)     Warrant dated December 4, 2003 to purchase 20,000 shares of
             Common Stock of Brush Engineered Materials Inc. between
             Brush and H/Z Acquisition Partners LLC.
    (4j)     Warrant dated December 4, 2003 to purchase 16,429 shares of
             Common Stock of Brush Engineered Materials Inc. between
             Brush and Bank One, NA.
    (10a)* Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended
             December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.
    (10b)* Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended
             December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.
    (10c)* Form of Severance Agreement entered into by the Company and Messrs. Gordon D. Harnett, Daniel S. Skoch and John D.
             Grampa dated October 8, 2001 (filed as Exhibit 10-f to the
             Company's Form 10-K Annual Report for the year ended
             December 31, 1994, Commission File No. 1-7006), incorporated herein by reference.
    (10d)* Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002. (filed as Exhibit 10-g to the Company's Form 10-K Annual Report for the year ended December 31, 1994, Commission File No.
             001-7006) incorporated herein by reference.
    (10e)*   Form of Trust Agreement between the Company and Key Trust
             Company of Ohio, N.A. (formerly Ameritrust Company National
             Association) on behalf of the Company's executive officers
             (filed as Exhibit 10e to the Company's Form 10-K Annual
             Report for the year ended December 31, 1994, Commission File
             No. 1-7006), incorporated herein by reference.
    (10f)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) Deferred Compensation Plan for Non-employee Directors effective January 1, 1992 (filed as Exhibit I to the Proxy
             Statement dated March 6, 1992, filed by Brush Wellman Inc.,
             Commission File No. 1-7006), incorporated herein by reference.
    (10g)*   Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. Deferred Compensation Plan for Non-employee
             Directors (filed as Exhibit 4b to Post-Effective Amendment
             No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.
    (10h)*   First Amendment to the Deferred Compensation Plan for
             Non-employee Directors as amended through September 11, 2001
             (filed as Exhibit 4c to Post-Effective Amendment No. 1 to
             Registration Statement No. 333-74296), incorporated herein by reference.
    (10i)*   Form of Trust Agreement between the Company and National
             City Bank, N.A. dated January 1, 1992 on behalf of
             Non-employee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended
             December 31, 1992, Commission File No. 1-7006), incorporated herein by reference.

    (10j)*   Incentive Compensation Plan adopted December 16, 1991,
             January 1, 1992 (filed as Exhibit 10l to the Company's Form
             10-K Annual Report for the year ended December 31, 1991,
             Commission File No. 1-7006), incorporated herein by reference.
    (10k)*   Supplemental Retirement Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10n to the Company's Form
             10-K Annual Report for the year ended December 31, 1992,
             Commission File No. 1-7006), incorporated herein by reference.
    (10l)*   Amendment Number 2, adopted January 1, 1996, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992 (filed as Exhibit 10o to the Company's Form 10-K Annual
             Report for the year ended December 31, 1995, Commission File
             No. 1-7006), incorporated herein by reference.
    (10m)*   Amendment Number 3, adopted May 5, 1998, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992 (filed as Exhibit 10s to the Company's Form 10-K Annual
             Report for the year ended December 31, 1998), incorporated herein by reference.
    (10n)*   Amendment Number 4, adopted December 1, 1998, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10t to the Company's Form
             10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
    (10o)*   Amendment Number 5, adopted December 31, 1998, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10u to the Company's Form
             10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
    (10p)*   Amendment Number 6, adopted September, 1999, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992. (filed as Exhibit 10u to the Company's Form 10-K
             Annual Report for the year ended December 31, 2000,
             Commission File No. 1-7006), incorporated herein by reference.
    (10q)*   Amendment Number 7, adopted May, 2000, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992. (filed as Exhibit 10v to the Company's Form 10-K
             Annual Report for the year ended December 31, 2000,
             Commission File No. 1-7006), incorporated herein by reference.
    (10r)*   Amendment Number 8, adopted December 21, 2001, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992. (filed as Exhibit 10-u to the Company's
             Form 10-K Annual Report for the year ended December 31,
             1994, Commission File No. 1-7006), incorporated herein by reference.
    (10s)*   Amendment Number 9, adopted December 22, 2003, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992.
    (10t)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Brush
             Wellman Inc. on May 5, 1998), incorporated herein by reference.
    (10u)*   Amendment No. 1 to the Brush Engineered Materials Inc. Key
             Employee Share Option Plan dated May 17, 2000 (filed as
             Exhibit 4b to Post-Effective Amendment No. 1 to Registration
             Statement No. 333-52141), incorporated herein by reference.
    (10v)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush
             Wellman Inc. as Exhibit 15A to Post-Effective Amendment No.
             3 to Registration Statement No. 2-64080), incorporated herein by reference.
    (10w)*   Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1979 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement
             No. 2-64080), incorporated herein by reference.
    (10x)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1984 Stock Option Plan as amended by the Board of
             Directors on April 18, 1984 and February 24, 1987 (filed by
             Brush Wellman Inc. as Exhibit 4.4 to Registration Statement
             No. 33-28605), incorporated herein by reference.

    (10y)*   Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1984 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement
             No. 2-90724), incorporated herein by reference.
    (10z)*   Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.)1989 Stock Option Plan (filed by Brush Wellman Inc. as
             Exhibit 4.5 to Registration Statement No. 33-28605), incorporated herein by reference.
    (10aa)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1989 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement
             No. 33-28605), incorporated herein by reference.
    (10bb)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1995 Stock Incentive Plan as Amended March 3, 1998
             (filed by Brush Wellman Inc. as Exhibit A to the Company's
             Proxy Statement dated March 16, 1998, Commission File No.
             1-7006), incorporated herein by reference.
    (10cc)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1995 Stock Incentive Plan (filed as Exhibit
             4b to Post-Effective Amendment No. 1 to Registration
             Statement No. 333-63357), incorporated herein by reference.
    (10dd)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1997 Stock Incentive Plan for Non-employee Directors
             (filed by Brush Wellman Inc. as Exhibit B to the Company's
             Proxy Statement dated March 16, 1998, Commission File No.
             1-7006), incorporated herein by reference.
    (10ee)*  Amendment, dated May 17, 2000, to the Brush Engineered
             Materials Inc. 1997 Stock Incentive Plan for Non-employee
             Directors (filed as Exhibit 4b to Post-Effective Amendment
             No. 1 to Registration Statement No. 333-63355), incorporated herein by reference.
    (10ff)*  Brush Engineered Materials Inc. (formerly Brush Wellman
             Inc.) 1997 Stock Incentive Plan for Non-employee Directors
             (filed as Appendix B to the Company's Proxy Statement dated
             March 18, 2001, Commission File No. 1-7006), incorporated herein by reference.
    (10gg)*  Amendment No. 1 to the Brush Engineered Materials Inc. 1997
             Stock Incentive Plan for Non-employee Directors.
    (10hh)*  Brush Engineered Materials Inc. Executive Deferred
             Compensation Plan (2000 Restatement).(filed as Exhibit 10jj to the Company's Form 10-K Annual Report for the year ended
             December 31, 2000), incorporated herein by reference.
    (10ii)*  Trust Agreement for Brush Engineered Materials Inc.
             (formerly Brush Wellman Inc.) Executive Deferred
             Compensation Plan, dated September 14, 1999 (filed as
             Exhibit 10hh to the Company's Form 10-K Annual Report for the year ended December 31, 1999), incorporated herein by reference.
    (10jj)   Lease dated as of October 1, 1996, between Brush Wellman
             Inc. and Toledo-Lucas County Port Authority (filed as
             Exhibit 10v to the Company's Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.
    (10kk)   Brush Engineered Materials Inc. Restated Pension Plan, dated
             June 1, 2000 (filed as Exhibit 10qq to the Company's Form
             10-K Annual Report for the year ended December 31, 2002), incorporated herein by reference.
    (10ll)   Amendment No. 1 dated as of February 26, 2003 to the Brush
             Engineered Materials Inc. Restated Pension Plan dated June
             1, 2000 (filed as Exhibit 10rr to the Company's Form 10-k
             Annual Report for the year ended December 31, 2002), incorporated herein by reference.
    (10mm)   Amended and Restated Inducement Agreement with the
             Prudential Insurance Company of America dated May 30, 2003
             (filed as Exhibit 10 to the Company's Form 10-Q Quarterly
             Report for the quarter ended June 27, 2003), incorporated herein by reference.

    (10nn)   Amended and Restated Supply Agreement between RWE Nukem,
             Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company's
             Form 10-Q Quarterly Report for the quarter ended September
             26, 2003), incorporated herein by reference.
    (13)     Annual report to shareholders for the year ended December
             31, 2003
    (21)     Subsidiaries of the Registrant
    (23)     Consent of Ernst & Young LLP
    (24)     Power of Attorney
    (31)     Certification of Chief Executive Officer and Chief Financial
             Officer required by rule 13a-14(a) or 15d-14(a)
    (32)     Certification of Chief Executive Officer and Chief Financial
             Officer required by 18 U.S.C. Section 1350

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this Report.

(b) REPORTS ON FORM 8-K

     In a report on Form 8-K filed October 23, 2003, Brush Engineered Materials Inc. incorporated in Item 12 its July October 23 press release, reporting on its earnings for the third quarter of 2003.

     In a report on Form 8-K filed October 29, 2003, Brush Engineered Materials Inc. announced that the "Current Investor" section of its website had been updated.

     In a report on Form 8-K filed December 5, 2003, Brush Engineered Materials Inc. issued a press release announcing it had completed the refinancing of its bank revolving credit and term loan.

     In a report on Form 8-K filed December 16, 2003, Brush Engineered Materials Inc. filed the Guggenheim Corporate Funding, LLC credit document.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2004

BRUSH ENGINEERED MATERIALS INC.

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





             /s/ GORDON D. HARNETT*               Chairman of the Board, President,              March 15, 2004
------------------------------------------------  Chief Executive Officer and Director
               Gordon D. Harnett*                 (Principal Executive Officer)




               /s/ JOHN D. GRAMPA                 Vice President Finance and Chief Financial     March 15, 2004
------------------------------------------------  Officer (Principal Financial and Accounting
                 John D. Grampa                   Officer)




           /s/ ALBERT C. BERSTICKER*              Director                                       March 15, 2004
------------------------------------------------
              Albert C. Bersticker




               /s/ DAVID H. HOAG*                 Director                                       March 15, 2004
------------------------------------------------
                 David H. Hoag*




            /s/ JOSEPH P. KEITHLEY*               Director                                       March 15, 2004
------------------------------------------------
              Joseph P. Keithley*




            /s/ WILLIAM B. LAWRENCE*              Director                                       March 15, 2004
------------------------------------------------
              William B. Lawrence*




             /s/ WILLIAM P. MADAR*                Director                                       March 15, 2004
------------------------------------------------
               William P. Madar*




             /s/ WILLIAM G. PRYOR*                Director                                       March 15, 2004
------------------------------------------------
               William G. Pryor*




              /s/ N. MOHAN REDDY*                 Director                                       March 15, 2004
------------------------------------------------
                N. Mohan Reddy*




           /s/ WILLIAM R. ROBERTSON*              Director                                       March 15, 2004
------------------------------------------------
             William R. Robertson*




             /s/ JOHN SHERWIN, JR.*               Director                                       March 15, 2004
------------------------------------------------
               John Sherwin, Jr.*

     *The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

             By: /s/ JOHN D. GRAMPA                                                              March 15, 2004
  -------------------------------------------
                 John D. Grampa
                Attorney-in-Fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

COL. A                           COL. B                     COL. C                       COL. D           COL. E
------                         ----------   ---------------------------------------   ------------    --------------
                                                           ADDITIONS
                                            ---------------------------------------
                               BALANCE AT         (1)                  (2)
                               BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     DEDUCTION --    BALANCE AT END
DESCRIPTION                    OF PERIOD      AND EXPENSES     ACCOUNTS -- DESCRIBE     DESCRIBE        OF PERIOD
-----------                    ----------   ----------------   --------------------   ------------    --------------
Year ended December 31, 2003
Deducted from asset accounts:
  Allowance for doubtful
     accounts receivable.....  $1,316,645      $  768,914               $0             $  658,295(A)    $1,427,264
  Inventory reserves and
     obsolescence............  $3,843,000      $2,573,000               $0             $2,115,000(B)    $4,301,000

Year ended December 31, 2002
Deducted from asset accounts:
  Allowance for doubtful
     accounts receivable.....  $1,513,607      $  346,287               $0             $  543,249(A)    $1,316,645
  Inventory reserves and
     obsolescence............  $4,707,000      $3,598,000               $0             $4,462,000(B)    $3,843,000
Year ended December 31, 2001
Deducted from asset accounts:
  Allowance for doubtful
     accounts receivable.....  $1,676,666      $   39,814               $0             $  202,873(A)    $1,513,607
  Inventory reserves and
     obsolescence............  $4,843,000      $1,959,000               $0             $1,501,000(B)    $4,301,000

Note A -- Bad debts written-off, net of recoveries.

Note B -- Inventory write-off.