Form 10-Q
period 2004-04-02
BRUSH ENGINEERED MATERIALS INC
filed 2004-05-03
CIK 1104657

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 2, 2004

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

     As of April 26, 2004 there were 16,763,734 shares of Common Stock, no par value, outstanding.

                          PART I FINANCIAL INFORMATION

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended April 2, 2004 are as follows:

Consolidated Statements of Income --
     Three months ended April 2, 2004 and March 28, 2003

Consolidated Balance Sheets --
     April 2, 2004 and December 31, 2003

Consolidated Statements of Cash Flows --
     Three months ended April 2, 2004 and March 28, 2003

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                              -------------------------
                                                               APRIL 2,      MARCH 28,
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)        2004          2003
---------------------------------------------------------------------------------------
Net sales...................................................  $   125,862   $    99,518
  Cost of sales.............................................       96,285        82,405
                                                              -----------   -----------
Gross margin................................................       29,577        17,113
  Selling, general and administrative expenses..............       19,048        17,298
  Research and development expenses.........................        1,268         1,108
  Other-net.................................................        3,190           746
                                                              -----------   -----------
Operating profit (loss).....................................        6,071        (2,039)
  Interest expense..........................................        2,218           772
                                                              -----------   -----------
Income (loss) before income taxes...........................        3,853        (2,811)
  Income taxes..............................................           99           205
                                                              -----------   -----------
Net income (loss)...........................................  $     3,754   $    (3,016)
                                                              ===========   ===========
Per share of common stock: basic............................  $      0.23   $     (0.18)
Weighted average number of common shares outstanding........   16,618,565    16,561,430
Per share of common stock: diluted..........................  $      0.22   $     (0.18)
Weighted average number of common shares outstanding........   16,980,786    16,561,430

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                              APR. 2,    DEC. 31,
(DOLLARS IN THOUSANDS)                                          2004       2003
---------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  5,338   $  5,062
  Accounts receivable.......................................    67,117     55,102
  Inventories...............................................    95,085     87,396
  Prepaid expenses..........................................     6,208      5,454
  Deferred income taxes.....................................       133        291
                                                              --------   --------
     Total current assets...................................   173,881    153,305
Other assets................................................    25,835     26,761
Long-term deferred income taxes.............................       883        704
Property, plant and equipment...............................   536,440    535,421
  Less allowances for depreciation, depletion and
     impairment.............................................   349,534    344,575
                                                              --------   --------
                                                               186,906    190,846
                                                              --------   --------
                                                              $387,505   $371,616
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt...........................................  $ 23,808   $ 13,387
  Accounts payable..........................................    20,350     16,038
  Other liabilities and accrued items.......................    34,184     37,366
  Income taxes..............................................       812      1,373
                                                              --------   --------
     Total current liabilities..............................    79,154     68,164
Other long-term liabilities.................................    13,991     14,739
Retirement and post-employment benefits.....................    49,794     49,358
Long-term debt..............................................    84,292     85,756
Minority interest in subsidiary.............................        --         26
Shareholders' equity........................................   160,274    153,573
                                                              --------   --------
                                                              $387,505   $371,616
                                                              ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,   MARCH 28,
(DOLLARS IN THOUSANDS)                                          2004       2003
----------------------------------------------------------------------------------
NET INCOME (LOSS)...........................................  $  3,754   $ (3,016)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED
  IN OPERATING ACTIVITIES:
  Depreciation, depletion and amortization..................     5,396      5,101
  Amortization of deferred financing costs in interest
     expense................................................       362         83
  Derivative financial instrument ineffectiveness...........       482         16
  Decrease (increase) in accounts receivable................   (12,121)   (11,640)
  Decrease (increase) in inventory..........................    (7,684)      (454)
  Decrease (increase) in prepaid and other current assets...      (290)       910
  Increase (decrease) in accounts payable and accrued
     expenses...............................................     2,437      7,476
  Increase (decrease) in interest and taxes payable.........    (1,147)       282
  Increase (decrease) in deferred income taxes..............      (178)       (52)
  Increase (decrease) in other long-term liabilities........      (950)      (333)
  Other -- net..............................................       800      1,445
                                                              --------   --------
       NET CASH USED IN OPERATING ACTIVITIES................    (9,139)      (182)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment....    (1,356)    (1,587)
  Payments for mine development.............................       (90)      (101)
  Proceeds from (payments for) other investments............        39         (1)
  Proceeds from sale of property, plant and equipment.......        15          9
                                                              --------   --------
       NET CASH USED IN INVESTING ACTIVITIES................    (1,392)    (1,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance/(repayment) of short-term debt.....     8,983        842
  Proceeds from issuance of long-term debt..................        24         --
  Repayment of long-term debt...............................       (60)       (34)
  Issuance of common stock under stock option plans.........     1,883         --
                                                              --------   --------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES..........    10,830        808
Effects of exchange rate changes............................       (23)        84
                                                              --------   --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS..............       276       (970)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     5,062      4,357
                                                              --------   --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $  5,338   $  3,387
                                                              ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- ACCOUNTING POLICIES

     In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 2, 2004 and December 31, 2003 and the results of operations for the three month periods ended April 2, 2004 and March 28, 2003. All of the adjustments were of a normal and recurring nature. Certain items in the prior year have been reclassified to conform to the 2004 consolidated financial statement presentation.

NOTE B -- INVENTORIES

                                                              APR. 2,   DEC. 31,
(DOLLARS IN THOUSANDS)                                         2004       2003
--------------------------------------------------------------------------------
Principally average cost:
  Raw materials and supplies................................  $24,470   $24,990
  Work in process...........................................   69,078    65,212
  Finished goods............................................   25,572    20,637
                                                              -------   -------
       Gross inventories....................................  119,120   110,839
Excess of average cost over LIFO
  Inventory value...........................................   24,035    23,443
                                                              -------   -------
  Net inventories...........................................  $95,085   $87,396
                                                              =======   =======

NOTE C -- COMPREHENSIVE INCOME (LOSS)

     The reconciliation between net income (loss) and comprehensive income
(loss) for the three month periods ended April 2, 2004 and March 28, 2003 is as follows:

                                                              FIRST QUARTER ENDED
                                                              --------------------
                                                              APR. 2,    MAR. 28,
(DOLLARS IN THOUSANDS)                                          2004       2003
----------------------------------------------------------------------------------
Net income (loss)...........................................   $3,754     $(3,016)
Cumulative translation adjustment...........................      225         (74)
Change in the fair value of derivative financial
  instruments...............................................      928       1,164
                                                               ------     -------
Comprehensive income (loss).................................   $4,907     $(1,926)
                                                               ======     =======

NOTE D -- SEGMENT REPORTING

                                     METAL      MICRO-       TOTAL
(DOLLARS IN THOUSANDS)              SYSTEMS   ELECTRONICS   SEGMENTS   ALL OTHER    TOTAL
-------------------------------------------------------------------------------------------
FIRST QUARTER 2004
Revenues from external
  customers.......................  $75,958     $49,904     $125,862    $    --    $125,862
Intersegment revenues.............    1,214         296        1,510      5,297       6,807
Operating profit (loss)...........    3,176       5,489        8,665     (2,594)      6,071

FIRST QUARTER 2003
Revenues from external
  customers.......................  $61,207     $38,311     $ 99,518    $    --    $ 99,518
Intersegment revenues.............      901         272        1,173      3,573       4,746
Operating profit (loss)...........   (3,424)      2,537         (887)    (1,152)     (2,039)

NOTE E -- INCOME TAXES

     A tax provision or benefit was not applied against the income or loss before income taxes in the first quarter 2004 and the first quarter 2003 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS 109, "Accounting for Income Taxes" due to the uncertainty regarding full utilization of the Company's deferred income taxes. The valuation allowance was reduced offsetting a portion of the net tax expense in the first quarter 2004 while the valuation allowance was increased in the first quarter 2003 offsetting the net tax benefit in that period. The Company intends to maintain the valuation allowance until additional realization events occur, including the generation of future taxable income, that would support reversal of a portion of the allowance. The $0.1 million of expense in the first quarter 2004 and the $0.2 million of expense in the first quarter 2003 represent taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore only.

NOTE F -- PENSIONS AND OTHER POST-RETIREMENT BENEFITS

                                                    PENSION BENEFITS       OTHER BENEFITS
                                                  FIRST QUARTER ENDED    FIRST QUARTER ENDED
                                                  --------------------   -------------------
                                                  APR. 2,    MAR. 28,    APR. 2,    MAR. 28,
(DOLLARS IN THOUSANDS)                              2004       2003       2004        2003
--------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost....................................  $ 1,060     $ 1,029     $ 70        $ 69
Interest cost...................................    1,725       1,667      696         704
Expected return on plan assets..................   (2,267)     (2,340)      --          --
Amortization of transition obligation/(asset)...       --         (90)      --          --
Amortization of prior service cost..............      162         162      (28)        (28)
Amortization of net loss/(gain).................       (3)         (7)     122          83
                                                  -------     -------     ----        ----
Net periodic benefit cost.......................  $   677     $   421     $860        $828
                                                  =======     =======     ====        ====

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

                                                              FIRST QUARTER ENDED
                                                              --------------------
                                                              APR. 2,    MAR. 28,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                 2004       2003
----------------------------------------------------------------------------------
Net income/(loss), as reported..............................   $3,754     $(3,016)
Less stock-based compensation expense determined under fair
  value method for all stock options, net of related income
  tax benefit...............................................      502         264
                                                               ------     -------
Pro forma net income/(loss).................................   $3,252     $(3,280)
                                                               ======     =======
Basic income/(loss) per share, as reported..................   $ 0.23     $ (0.18)
Diluted income/(loss) per share, as reported................     0.22       (0.18)
Basic income/(loss) per share, pro forma....................     0.20       (0.20)
Diluted income/(loss) per share, pro forma..................   $ 0.19     $ (0.20)

     The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

                                                              FIRST QUARTER ENDED
                                                              --------------------
                                                              APRIL 2,   MARCH 28,
                                                                2004       2003
----------------------------------------------------------------------------------
Risk free interest rates....................................    3.38%      3.73%
Dividend yield..............................................       0%         0%
Volatility..................................................    41.8%      39.5%
Expected lives (in years)...................................       6          8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are an integrated producer of engineered materials used in a variety of electrical, electronic, thermal and structural applications. Major applications and markets for our materials include telecommunications and computer, automotive electronics, optical media, industrial components, appliance, aerospace and defense.

     Our financial results for the first quarter 2004 were the best in three years. The positive sales and order entry trends that began in 2003 continued throughout the first quarter 2004; total sales were 26% higher than the first quarter 2003 as each of our major product lines grew over the comparable period last year. Our major markets showed signs of strengthening and our new product development efforts continued to generate new sales opportunities. Gross margins increased, not only from the higher sales volumes, but from improved manufacturing efficiencies at various facilities as well. As a result of the increased sales and margins, we generated the largest quarterly operating profit and net income since the first quarter 2001. Working capital investment, in terms of accounts receivable and inventories, climbed in support of and as a result of the significant increase in sales. With our debt refinanced in the fourth quarter 2003, we have the available capacity to finance this growth.

RESULTS OF OPERATIONS

                                                                   FIRST QUARTER
                                                              ------------------------
(MILLIONS, EXCEPT PER SHARE DATA)                              2004     2003    CHANGE
--------------------------------------------------------------------------------------
Sales.......................................................  $125.9   $ 99.5   $26.4
Operating Profit (Loss).....................................     6.1     (2.0)    8.1
Diluted E.P.S...............................................  $ 0.22   $(0.18)  $0.40

     Sales of $125.9 million in the first quarter 2004 were 26% higher than first quarter 2003 sales of $99.5 million. This was the fifth consecutive quarter that sales were higher than the comparable period in the prior year. First quarter 2004 sales were the highest since the second quarter 2001, which is when the significant decline in demand from the telecommunications and computer market began. First quarter 2004 sales were also 19% higher than sales in the fourth quarter 2003.

     Our sales are affected by metal prices, as changes in precious metal prices and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as a weaker dollar will result in an increase in the translated value of foreign currency denominated sales. Metal prices on average were higher while the dollar was weaker on average versus the applicable currencies in the first quarter 2004 as compared to the first quarter 2003. We estimate that these two factors combined accounted for approximately $6.4 million of the $26.4 million increase in sales.

     International sales, including direct exports from the United States as well as sales from foreign operations, were $41.3 million, or 32.9% of sales in the first quarter 2004 and $29.7 million, or 29.9% of sales, in the first quarter 2003. International sales grew 39% in the first quarter 2004 over the first quarter 2003 while domestic sales grew 21%.

     The majority of the sales growth was fueled by higher demand from the telecommunications and computer market, the automotive market (particularly in Europe), the optical media market and defense applications.

     Sales order entry rates remained strong throughout the first quarter 2004 and the total orders received exceeded the orders shipped during the quarter by approximately 9%.

     The gross margin was $29.6 million, or 24% of sales, in the first quarter 2004, and $17.1 million, or 17% of sales, in the first quarter 2003, as the gross margin improved $12.5 million on a $26.4 million increase in sales. The contribution margin on the higher sales volumes accounted for approximately $8.3 million of the improvement in margins. Manufacturing efficiencies have allowed various operations to increase their output without a proportional increase in direct manufacturing costs (i.e., labor, supplies, maintenance and utilities), thereby improving margins. Higher base metal prices, particularly copper and nickel, could not be passed through to customers in all cases due to price contracts, pricing practices in the international markets and/or competitive pressures, reducing first quarter 2004 margins by approximately $2.1 million as compared to the first quarter 2003. This negative impact on margins was largely offset by the favorable impact from the translation of foreign currency denominated sales. Manufacturing overhead costs and inventory provisions were $0.3 million lower in the first quarter 2004 as compared to the first quarter 2003.

     Selling, general and administrative expenses (SG&A) were $19.0 million, or 15% of sales, in the first quarter 2004 compared to $17.3 million, or 17% of sales, in the first quarter 2003. Incentive compensation expense accounted for approximately sixty percent of this increase as the expense was higher in 2004 due to our significantly improved profitability. The currency impact on the translation of the foreign subsidiaries' expenses was an unfavorable $0.3 million. Other expenses increased slightly in order to support the higher sales volumes.

     Research and development expenses (R&D) were $1.3 million in the first quarter 2004, slightly above the $1.1 million expense in the first quarter 2003. R&D expense was 1% of sales in both periods. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improved processes.

     Net-other expense was $3.2 million in the first quarter 2004 compared to $0.7 million in the first quarter 2003. Three main factors contributed to this change in expense levels. Exchange losses were $1.2 million higher in the current year due to the weaker dollar as compared to the yen, euro and pound sterling. The unrealized loss on the valuation of the directors' deferred compensation plan was $0.7 million higher as a result of the increase in our stock price in the first quarter 2004. We also recorded an unrealized loss of $0.5 million on the fair value of an interest rate swap contract that does not qualify for hedge accounting; the unrealized loss was caused by a decline in long-term interest rates during the first quarter 2004. Net-other also includes metal financing fees, bad debt expense, gains and losses on the disposal of fixed assets, amortization of intangible assets, cash discounts and other non-operating items.

     We earned an operating profit of $6.1 million in the first quarter 2004, an $8.1 million improvement over the $2.0 million operating loss in the first quarter 2003. The improvement resulted from the margin earned on the higher sales and increased manufacturing efficiencies offset in part by higher expenses.

     Interest expense was $2.2 million in the first quarter 2004 versus $0.8 million in the first quarter 2003. The increased expense was mainly due to the higher level of outstanding debt. Balance sheet debt increased as a result of the purchase of previously leased assets as part of the December 2003 refinancing and due to changes in working capital. Interest expense was also higher due to a $0.2 million increase in the amortization of deferred financing costs.

     The income before income taxes was $3.9 million in the first quarter 2004 versus a loss before income taxes of $2.8 million in the first quarter 2003, a $6.7 million improvement.

     A tax provision or benefit was not applied against the income or loss before income taxes in the first quarter 2004 and the first quarter 2003 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS 109, "Accounting for Income

Taxes", due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the first quarter 2004 while the valuation allowance was increased in the first quarter 2003 offsetting a net tax benefit in that period. The $0.1 million of expense in the first quarter 2004 and the $0.2 million of expense in the first quarter 2003 represent taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore only.

     Net income was $3.8 million in the first quarter 2004, an improvement of $6.8 million over the net loss generated in the first quarter 2003. Diluted earnings per share were $0.22 in the first quarter 2004 and a loss of $0.18 in the first quarter 2003.

     We aggregate our businesses into two reportable segments -- the Metal Systems Group and the Microelectronics Group (MEG). Our mining and extraction operations, as managed by Brush Resources Inc., a wholly owned subsidiary, and various corporate and administrative functions and their related expenses, are not part of either group and are included in the "All Other" column in the segment reporting details in Note D to the consolidated financial statements. The operating loss within All Other increased in the first quarter 2004 over the first quarter 2003 primarily due to the unrealized losses on the directors' compensation plan and the interest rate swap as previously described.

METAL SYSTEMS GROUP

                                                                  FIRST QUARTER
                                                              ----------------------
(MILLIONS)                                                    2004    2003    CHANGE
------------------------------------------------------------------------------------
Sales.......................................................  $76.0   $61.2   $14.8
Operating Profit (Loss).....................................  $ 3.2   $(3.4)  $ 6.6

     The Metal Systems Group, the larger of the Company's two reportable segments, consists of Alloy Products, Technical Materials, Inc. (TMI) and Beryllium Products. The group's sales and earnings significantly improved in the first quarter 2004 over the first quarter 2003. The following chart summarizes sales by business unit within the Metal Systems Group:

                                                                  FIRST QUARTER
                                                              ----------------------
(MILLIONS)                                                    2004    2003    CHANGE
------------------------------------------------------------------------------------
Alloy Products..............................................  $52.5   $40.5   $12.0
TMI.........................................................   13.8    11.9     1.9
Beryllium Products..........................................  $ 9.7   $ 8.8   $ 0.9

     Alloy Products manufactures two main product families. Strip products include precision strip and thin diameter rod and wire copper and nickel beryllium alloys sold into the telecommunications and computer, automotive and appliance markets. Major applications for strip products include connectors, contacts, switches, relays and shielding. Bulk products are copper and nickel-based alloys manufactured in rod, tube, plate, bar and other customized forms that are sold into the industrial component, plastic tooling, undersea telecommunications and heavy equipment markets. The majority of bulk products also contain beryllium. Applications for bulk products include plastic mold tooling, bushings, bearings and welding rods.

     Sales by Alloy Products of $52.5 million in the first quarter 2004 were approximately 30% higher than the year ago period. Strip volumes grew 42% while bulk volumes grew 12% in the first quarter 2004 over the first quarter 2003. The majority of this improvement was due to growth in the underlying markets that Alloy Products serves, primarily the telecommunications and computer market. Demand from the automotive market for strip products, particularly in Europe, was stronger in the first quarter 2004 as well. Sales into the industrial component market grew in the current quarter. New products and applications also contributed to the sales growth, including sales of ToughMet(R), a non-beryllium-based alloy system for heavy equipment applications. Demand from the plastic tooling market remained soft, as were sales into the undersea telecommunications market, although customer inquiries and other market research indicate that shipments into this market may increase later in the year. International sales accounted for the majority of the total growth in Alloy Products' sales in the first quarter 2004.

     TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems. Applications for TMI products include connectors, contacts and semiconductors. TMI's sales of $13.8 million in the first quarter 2004 were 15% higher than in the first quarter 2003. The increase in TMI's sales was caused primarily by improved demand from the telecommunications and computer market while sales into the automotive market were relatively flat. TMI also continued to develop applications in new markets, including energy (i.e., fuel cells), which offer additional growth opportunities.

     Beryllium Products manufactures pure beryllium and beryllium aluminum alloys in rod, tube, sheet and a variety of customized forms. These materials have high stiffness and low density and tend to be premium priced due to this unique combination of properties. Sales by Beryllium Products were $9.7 million in the first quarter 2004, a 10% increase over the year ago period. The majority of the increase was due to the first shipments under the material supply contract for the James Webb Space Telescope program. Shipments for defense applications, the largest market for Beryllium Products, remained strong in the first quarter 2004. Sales into the electronics market for acoustic components and medical market for x-ray equipment components also contributed to the growth in the first quarter 2004 while automotive sales were down slightly. Shipments from the Fremont, California facility, the smaller of the two Beryllium Products manufacturing facilities, established a record high in the first quarter 2004.

     The gross margin on Metal System Group sales was $19.7 million (26% of sales) in the first quarter 2004, a $9.9 million improvement over the gross margin of $9.8 million (16% of sales) in the first quarter 2003. The higher sales volume generated an additional $5.0 million in contribution margin. Margins also increased as a result of improved manufacturing efficiencies at our Elmore, Ohio, Reading, Pennsylvania and Lincoln, Rhode Island facilities, while the change in product mix was slightly favorable (i.e., sales of higher margin generating products grew more than the lower margin products). The previously discussed impact of base metal prices on margins was largely offset by the foreign currency translation benefit. The purchase of previously leased assets as part of the December 2003 refinancing reduced manufacturing overhead in the first quarter 2004 as compared to the first quarter 2003 by approximately $1.6 million, as the depreciation expense on the owned assets was less than the prior lease expense. Other manufacturing overhead expenses and inventory valuation adjustments were $0.5 million higher in the first quarter 2004 than in the first quarter 2003, mainly in manpower costs at the Elmore plant.

     The Metal Systems Group's SG&A, R&D and Other-net expenses totaled $16.6 million in the first quarter 2004 and $13.2 million in the first quarter 2003. As a percent of group sales, expenses were unchanged at 22% in each period. An increase in currency exchange losses, the unfavorable translation impact on the foreign subsidiaries' expenses and an increase in incentive compensation expense were main causes of the higher expense level in the first quarter 2004. Selling and marketing costs were also higher in the first quarter 2004 than the first quarter 2003.

     Operating profit for the Metal Systems Group was $3.2 million in the first quarter 2004, an improvement of $6.6 million over the $3.4 million loss generated in the first quarter 2003. The improvement resulted from the increased margins generated by the higher sales, manufacturing efficiencies and lower manufacturing overhead costs offset in part by higher expenses. Each unit improved its profitability and TMI generated a profit for the ninth consecutive quarter. The first quarter 2004 operating profit was 4% of group sales.

MICROELECTRONICS GROUP

                                                                  FIRST QUARTER
                                                              ----------------------
(MILLIONS)                                                    2004    2003    CHANGE
------------------------------------------------------------------------------------
Sales.......................................................  $49.9   $38.3   $11.6
Operating Profit............................................  $ 5.5   $ 2.5   $ 3.0

     The MEG consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart summarizes business unit sales within the MEG:

                                                                  FIRST QUARTER
                                                              ----------------------
(MILLIONS)                                                    2004    2003    CHANGE
------------------------------------------------------------------------------------
WAM.........................................................  $42.1   $30.5   $11.6
Electronic Products.........................................  $ 7.8   $ 7.8      --

     WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials and ultra-fine wire. The cost of the precious metal sold by WAM is passed through to the customer and WAM generates its margin on its fabrication efforts and not on the particular metal sold. Metal prices were higher in the first quarter 2004 than in the first quarter 2003, continuing the trend from last year, thereby increasing sales without a proportional flow through to margins. The growth in the underlying volumes was less than the 38% growth in sales.

     Increased sales of vapor deposition targets accounted for the majority of this growth as demand from the optical media, performance film and the wireless segment of the microelectronics markets remained strong in the first quarter 2004. Frame lid assembly volumes also increased in the first quarter 2004 over the first quarter 2003 from sales into various segments of the microelectronics market. Sales for giant magnetic resistive thin film applications within the optical media market contributed to the growth in 2004 as well. WAM continued to develop products for new semiconductor applications that offer growth potential. WAM is also developing new applications in the defense and medical equipment markets.

     Electronic Products consists of Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $7.8 million in the first quarter 2004, unchanged from the first quarter 2003. Sales of electronic packages increased in the current year due to improved demand from the telecommunications and computer market. Circuitry sales declined, however, while beryllia ceramics sales were relatively unchanged.

     The gross margin on MEG sales was $10.9 million in the first quarter 2004 versus $7.4 million in the first quarter 2003, a $3.5 million improvement. As a percent of sales, the margin also improved from 19% in the first quarter 2003 to 22% in the first quarter 2004. The contribution margin on the higher sales volumes accounted for approximately $2.7 million of the increased margin. Manufacturing efficiencies and the change in product mix generated an additional $0.8 million of margin. Manufacturing overhead costs were slightly higher in the first quarter 2004 as compared to the first quarter 2003.

     SG&A, R&D and Other-net expenses totaled $5.4 million in the first quarter 2004 and $4.9 million in the first quarter 2003. Expenses were 11% of sales in the first quarter 2004 and 13% of sales in the first quarter 2003. Increased legal, workers' compensation and other administrative costs within WAM coupled with the increased incentive expense accounted for the majority of the increase in expenses.

     Operating profit from the MEG was $5.5 million (11% of group sales) in the first quarter 2004 and $2.5 million (7% of group sales) in the first quarter 2003.

LEGAL

     One of the our subsidiaries, Brush Wellman Inc. (BWI), is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     The following table summarizes the activity associated with beryllium cases. Settlement payment and dismissal for a single case may not occur in the same period.

                                                             QUARTER ENDED    YEAR ENDED
                                                             APR. 2, 2004    DEC. 31, 2003
------------------------------------------------------------------------------------------
Total cases pending........................................      14               15
Total plaintiffs...........................................      34               33
Number of claims (plaintiffs) filed during period ended....       2(9)            11(22)
Number of claims (plaintiffs) settled during period
  ended....................................................       1(1)            24(47)
Aggregate cost of settlements during period ended (dollars
  in thousands)............................................     $ 4           $2,045
Number of claims (plaintiffs) otherwise dismissed..........       2(7)             5(12)
Number of claims (plaintiffs) voluntarily withdrawn........       0(0)             0(0)

     Additional beryllium claims may arise. We believe that we have substantial defenses in these cases and intend to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $2.2 million at April 2, 2004 and $2.9 million at December 31, 2003. A receivable was recorded of $2.7 million at April 2, 2004 and $3.2 million at December 31, 2003 from our insurance carriers as recoveries for insured claims.

     Although it is not possible to predict the outcome of pending litigation, we provide for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding our reserves. An unfavorable outcome or settlement of a pending beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate its potential exposure to unasserted claims.

     While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of April 2, 2004, three purported class actions were pending.

     Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration, and by private standard-setting organizations. One result of these reviews might be more stringent worker safety standards. More stringent standards, as well as other factors such as the adoption of beryllium disease compensation programs and publicity related to these reviews may also affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or our customers decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially adversely affected. The extent of the adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.

FINANCIAL POSITION

     Net cash used in operating activities was $9.1 million in the first quarter 2004 as increases in working capital items, primarily accounts receivable and inventory, more than offset net income and the benefits of depreciation and amortization. Cash balances stood at $5.3 million at the end of the first quarter 2004, an increase of $0.2 million from the prior year end.

     Accounts receivable increased $12.0 million during the first quarter 2004, the majority of which resulted from the higher sales. Sales in the first quarter 2004 were $20.3 million greater than sales in the fourth quarter 2003. The day sales outstanding (DSO), a measure of the average time to collect receivables, was 48 days at the end of the quarter compared to 47 days at the end of 2003. The slower DSO served to increase the outstanding receivable balance by approximately $1.4 million.

     Inventories increased by $7.7 million, or 9%, during the first quarter 2004 in order to support the higher business levels. Despite the increase in inventory value, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved to 3.2 times from 3.0 times as of the end of last year. The majority of the increase in the FIFO inventory value was in the Metal Systems Group, and Alloy Products in particular, while the MEG inventories increased more modestly. A portion of the inventory increase was also due to the higher metal prices.

     Capital expenditures for property, plant and equipment and mine development totaled $1.4 million in the first quarter 2004 as spending remained limited to small, isolated projects. The Metal Systems Group accounted for approximately 58% of the spending.

     The accounts payable balance increased $4.3 million in the first quarter due to the higher business levels. Other liabilities and accrued items declined $3.2 million as a result of the payment in the first quarter 2004 of the incentive compensation earned by employees in 2003, offset in part by accruals for the 2004 incentive compensation plans and increases in other miscellaneous accruals.

     The retirement and post-retirement obligation balance was $49.8 million at the end of the first quarter 2004, an increase of $0.4 million since December 31, 2003. The liability for the domestic defined benefit pension plan increased $0.7 million in the quarter, as the annual expense under this plan is estimated at $2.7 million, or $1.0 million higher than in fiscal 2003.

     Total balance sheet debt of $108.1 million at the end of the first quarter 2004 was $9.0 million higher than at December 31, 2003, with the increase used to finance the working capital growth. Short-term debt was $23.8 million at the end of the quarter compared to $13.4 million at the end of last year, while long-term debt stood at $84.3 million at quarter end and $85.7 million at year-end 2003. The majority of the change in long-term debt was due to a reclassification to short-term debt as additional debt became current. We were in compliance with all of our debt covenants as of the end of the first quarter 2004.

     We received $1.9 million for the exercise of approximately 124,000 stock options during the first quarter 2004 as option exercise activity increased with the rising price for our stock.

     The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $5.3 million during the first quarter 2004. Approximately 35% of this increase was due to higher metal prices. The increased quantity of metal on hand was driven by higher production requirements in order to satisfy the current demand.

     There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of April 2, 2004 from the year-end 2003 totals as disclosed on page 24 of our annual report to shareholders for the period ended December 31, 2003.

     Net cash used in operations was $0.2 million in the first quarter 2003 as the net loss of $3.0 million and an $11.5 million increase in accounts receivable more than offset the favorable impact of other working capital items. Total inventories increased $0.5 million in the first quarter 2003. The Metal Systems Group's inventory declined as a result of the continuing efforts of Alloy Products to reduce its inventory balance and improve its inventory utilization. The MEG inventories increased while Brush Resources inventories increased due to timing differences between the mining of ore and shipments out. Capital expenditures were $1.7 million in the first quarter 2003. Accounts payable and other liabilities and accrued items increased $7.6 million due to changes in business levels and timing differences of disbursements. Balance sheet debt totaled $64.4 million at the end of the first quarter 2003, an increase of $0.9 million during that quarter. Balance sheet debt was higher in the first quarter 2004 than in the first quarter 2003 as a result of the December 2003 refinancing that included the purchase of assets held under lease for $51.8 million and the termination of the related off-balance sheet lease obligation. The cash balance was $3.4 million at the end of the first quarter 2003, a decline of $1.0 million during that period.

     Funds from operations and the available borrowing capacity are believed to be adequate to support operating requirements, capital expenditures, projected pension plan contributions and environmental remediation projects. Despite the income generated in the first quarter 2004, our ability to raise additional debt financing above the established credit lines may be limited due to the losses generated in the previous three years. However, we had approximately $20.0 million of available borrowing capacity under the existing lines of credit as of April 2, 2004.

     We filed an S-3 Registration Statement with the Securities and Exchange Commission (SEC) on April 2, 2004 for the offering of 1.7 million shares. In addition, as part of the offering, selling shareholders will be selling 115,000 of our common shares that were issued to them upon the exercise of warrants that were originally issued in connection with the December 2003 refinancing. The exercise of the warrants did not materially change our total shareholders' equity. We anticipate using the net proceeds from the offering to retire a portion of the outstanding debt. Portions of the proceeds may also be used for working capital and general corporate purposes, including capital expenditures and acquisitions of businesses, assets or investments. Pending final use, the proceeds may be temporarily invested in short-term, investment grade interest bearing securities or U.S. government obligations. The successful completion of the offering would reduce our leverage and improve our debt to equity ratio. As a result of the repayment of debt with the net proceeds, available unused debt capacity would increase and future mandatory debt repayments would decline. Use of the proceeds to reduce debt also would result in a reduction to interest expense in future periods.

CRITICAL ACCOUNTING POLICIES

     DEFERRED TAXES: A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our then recent cumulative losses. The deferred tax benefits related to losses incurred in the first quarter 2003 were offset by an increase in the valuation allowance. However, in the first quarter 2004, the deferred tax valuation allowance was reduced to offset the domestic federal and certain foreign tax expense that would have been recorded against pre-tax income. In subsequent periods when we generate pre-tax income, a federal tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of the domestic loss carry-forwards and other deferred tax assets on future tax returns.

     PENSIONS. The United States Congress recently passed legislation designed to establish a new interest rate assumption for calculation of required pension plan contributions. While we have not yet fully evaluated the impact of this legislation on our defined pension benefit plan, it is possible that our contribution to the plan in 2004 may be lower than the previously estimated $1.7 million as disclosed in our annual report to shareholders for the period ended December 31, 2003.

     For additional information regarding our critical accounting policies, please refer to pages 25 to 27 of our annual report to shareholders for the period ended December 31, 2003.

MARKET RISK DISCLOSURES

     The Company is exposed to movements in base metal prices, primarily copper. Portions of this exposure are covered by passing the change in prices through to our customers. We currently do not have any copper swaps or other derivative financial instruments in place to hedge the remaining exposure due to credit constraints. Therefore, margins will continue to be adversely affected to the extent that prices for copper remain high and we cannot pass through this higher cost in the form of price increases to our customers.

     For additional information regarding market risks, please refer to pages 27 and 28 of our annual report to shareholders for the period ended December 31, 2003.

OUTLOOK

     Sales trends remained strong in the early portion of the second quarter 2004. Key markets served, including telecommunications and computer, have improved while our application development efforts are also contributing to the sales growth potential. We also continue to press forward with efforts to further develop the international markets. As a result, we estimate that sales in the second quarter 2004 may be 15 to 25% higher than sales in the second quarter 2003.

     Operational efficiencies and manufacturing improvements developed over the last several years are combining to increase margins and our facilities generally have sufficient capacity to satisfy the current demand.

     Our business plan currently calls for both receivables and inventory levels to stabilize in the coming quarters. Capital expenditure levels may start to rise in subsequent quarters, but we do not believe there will be a significant increase in the near term. We believe cash flows from operations should be sufficient to start reducing debt accordingly in subsequent periods. The successful completion of the pending new share offering would also improve our liquidity and financial flexibility.

FORWARD-LOOKING STATEMENTS

     Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

     - The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, optical media, automotive electronics, industrial components, aerospace and defense, and appliance;

     - Actual sales, operating rates and margins in the second quarter 2004 and for the full year of 2004;

     - Changes in product mix and the financial condition of particular customers;

     - Our success in implementing our strategic plans and the timely and successful completion of pending capital expansion projects;

     - Other factors, including interest rates, tax rates, exchange rates, pension costs, energy costs, raw material costs, and the cost and availability of insurance;

     - Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

     - The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

     Additional risk factors that may affect our results are identified under the caption "Risk Factors" in the S-3 Registration Statement filed with the Securities and Exchange Commission on April 2, 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding the Company's market risks, please refer to pages 27 and 28 of the Company's annual report to shareholders for the period ended December 31, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, Chairman and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to

Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BERYLLIUM CLAIMS

     There are claims pending in various state and federal courts against Brush Wellman, one of the Company's subsidiaries by third party individuals (typically employees of customers or of independent contractors) alleging that they contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

     During the first quarter of 2004, the number of beryllium cases changed from 15 (involving 33 plaintiffs), as of December 31, 2003 to 14 cases (involving 34 plaintiffs) as of April 2, 2004. During the first quarter, one third party case (involving one plaintiff) was filed. One purported class action (involving eight named plaintiffs) was filed. One employee case (involving one plaintiff) was settled and dismissed. Two third party cases (involving seven plaintiffs) were voluntarily dismissed by the plaintiffs.

     The 14 pending beryllium cases fall into two categories: 11 cases involving third-party individual plaintiffs, with 11 individuals (and five spouses who have filed claims as part of their spouse's case); and three purported class actions, involving 18 individuals, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

     In the first purported class action, John Wilson, et al. v. Brush Wellman Inc., originally filed in Court of Common Pleas, Cuyahoga County, Ohio, case number 00-401890-CV, on February 14, 2000. The named plaintiffs are John Wilson, Daniel A. Martin, Jospeh A. Szenderski, Larry Strang, Hubert Mays, Michael Fincher, Reginald Hohenberger. Mr. Szenderski was voluntarily dismissed by the court on September 27, 2000. Mr. Szenderski filed a separate claim, which is now settled and dismissed. The only defendant is Brush Wellman. The trial court denied class certification on February 12, 2002, and the Court of Appeals, Ohio 8th District, remanded on October 17, 2002. The case is now before the Ohio Supreme Court, case number 03-0048. The plaintiffs purport to sue on behalf of a class of workers who belonged to unions in the Northwestern Ohio Building Construction Trades Council who worked in Brush Wellman's Elmore plant from 1953-1999. They have brought claims for negligence, strict liability, product liability and ultrahazardous activities. The plaintiffs are seeking that Brush Wellman pay for a "reasonable medical surveillance and screening program for Plaintiffs and class members; punitive damages in an amount to be determined, interest, costs, attorneys fees."

     In the second purported class action, Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc. and Doe Defendants 1 through 100. The plaintiffs allege that they have been sensitized to beryllium while employed at The Boeing Company. Plaintiffs seek "general damages in a sum in excess of the minimum jurisdictional amount, medical expenses and incidental expenses, loss of earnings, household services, fear of development of chronic beryllium disease, and other beryllium-related medical conditions, increased risk of future injury and disease, diminished quality and enjoyment of life, loss of years of life, consequential damages for other injuries, pre and post judgment interest, plaintiffs' costs of suit, such other relief as Court deems, loss of consortium, punitive damages." Mr. Marin and Mr. Perry represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are their spouses.

     In the third purported class action, Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827 on January 29, 2004. The case was removed to U.S. District Court for Northern District of Georgia, case number 04-CV-606, on March 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc and Lockheed Martin Corporation. Mssrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns are family members. The plaintiffs have brought claims for negligence, strict liability and fraudulent concealment. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys' fees and punitive damages.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        11 Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).
        31.1    Rule 13a-14(a) Certification
        31.2    Rule 13a-14(a) Certification
        32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
        32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     (b) Reports on Form 8-K

        In a report on Form 8-K filed January 28, 2004, Brush Engineered Materials Inc. issued a press release, reporting on its earnings for the fourth quarter of 2004. The press release, with summary financial information, was furnished pursuant to Item 12.

        In a report on Form 8-K filed March 12, 2004, Brush Engineered Materials Inc. issued a press release announcing that it had updated its website with current charters for the Audit Committee, the Organization and Compensation Committee, the Governance Committee and the Retirement Plan Review Committee. At that time, the Company also posted its Policy Statement of Significant Corporate Governance Issues and its Code of Ethics Policy on its website. In addition, the "Current Investor Update" on the Company's website was updated to include figures through the fourth quarter of 2003.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               BRUSH ENGINEERED MATERIALS INC.
Dated: May 3, 2004

                                               /s/ John D. Grampa
                                               ---------------------------------------------
                                               John D. Grampa
                                               Vice President Finance
                                               and Chief Financial Officer