Form 10-Q
period 2004-07-02
BRUSH ENGINEERED MATERIALS INC
filed 2004-08-09
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

216-486-4200

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒  No ☐

      As of August 2, 2004 there were 18,943,884 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

       The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended July 2, 2004 are as follows:

Consolidated Statements of Income — Second quarter and first half ended July 2, 2004 and June 27, 2003

Consolidated Balance Sheets — July 2, 2004 and December 31, 2003

Consolidated Statements of Cash Flows — First half ended July 2, 2004 and June 27, 2003
Exhibit 4(A) Letter Agreement
EX-11 Statement re Computation of Per Share Earnings
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32.1 906 CEO Certification
EX-32.2 906 CFO Certification

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
(Dollars in thousands except share and per share amounts)	2004	2003	2004	2003

Net sales	$128,639	$101,805	$254,501	$201,323
Cost of sales	99,198	82,941	195,483	165,346

Gross margin	29,441	18,864	59,018	35,977
Selling, general and administrative expenses	19,161	16,611	38,208	33,909
Research and development expenses	1,098	928	2,366	2,036
Other-net	127	230	3,319	976

Operating profit (loss)	9,055	1,095	15,125	(944)
Interest expense	2,389	834	4,607	1,606

Income (loss) before income taxes	6,666	261	10,518	(2,550)
Minority interest	—	(22)	—	(22)
Income taxes	95	246	194	451

Net income (loss)	$6,571	$37	$10,324	$(2,979)

Per share of common stock: basic	$0.39	$0.00	$0.62	$(0.18)
Weighted average number of common shares outstanding	16,704,568	16,563,098	16,661,099	16,562,283
Per share of common stock: diluted	$0.38	$0.00	$0.60	$(0.18)
Weighted average number of common shares outstanding	17,127,698	16,639,382	17,107,295	16,562,283

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	July 2,	Dec. 31,
(Dollars in thousands)	2004	2003

Assets
Current assets
Cash and cash equivalents	$10,325	$5,062
Accounts receivable	67,950	55,102
Inventories	100,030	87,396
Prepaid expenses	5,674	5,454
Deferred income taxes	51	291

Total current assets	184,030	153,305
Other assets	16,006	18,902
Long-term deferred income taxes	1,393	704
Property, plant and equipment	537,679	535,421
Less allowances for depreciation, depletion and impairment	355,873	344,575

	181,806	190,846
Goodwill	7,992	7,859

	$391,227	$371,616

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$25,516	$13,387
Accounts payable	16,994	16,038
Other liabilities and accrued items	38,200	37,366
Income taxes	928	1,373

Total current liabilities	81,638	68,164
Other long-term liabilities	12,219	14,739
Retirement and post-employment benefits	50,439	49,358
Long-term debt	78,581	85,756
Minority interest in subsidiary	—	26
Shareholders’ equity	168,350	153,573

	$391,227	$371,616

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended

	July 2,	June 27,
(Dollars in thousands)	2004	2003

Net income (loss)	$10,324	($2,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	12,025	10,021
Amortization of deferred financing costs in interest expense	722	163
Derivative financial instrument ineffectiveness	(1)	58
Decrease (increase) in accounts receivable	(13,344)	(10,461)
Decrease (increase) in inventory	(12,923)	5,754
Decrease (increase) in prepaid and other current assets	293	1,666
Increase (decrease) in accounts payable and accrued expenses	4,287	1,870
Increase (decrease) in interest and taxes payable	(1,033)	105
Increase (decrease) in deferred income taxes	(709)	147
Increase (decrease) in other long-term liabilities	(374)	173
Other — net	1,771	653

Net cash provided from operating activities	1,038	7,170
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(2,959)	(3,212)
Payments for mine development	(120)	(101)
Proceeds from other investments	14	—
Proceeds from sale of property, plant and equipment	15	8

Net cash (used in) investing activities	(3,050)	(3,305)
Cash flows from financing activities:
Proceeds from issuance/(repayment) of short-term debt	13,557	(4,959)
Proceeds from issuance of long-term debt	24	2,000
Repayment of long-term debt	(8,629)	(4,034)
Issuance of common stock under stock option plans	2,381	—

Net cash provided from (used in) financing activities	7,333	(6,993)
Effects of exchange rate changes	(58)	78

Net change in cash and cash equivalents	5,263	(3,050)
Cash and cash equivalents at beginning of period	5,062	4,357

Cash and cash equivalents at end of period	$10,325	$1,307

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Accounting Policies

      In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 2, 2004 and December 31, 2003 and the results of operations for the second quarter and first half ended July 2, 2004 and June 27, 2003. All of the adjustments were of a normal and recurring nature. Certain items in the prior year have been reclassified to conform to the 2004 consolidated financial statement presentation.

Note B — Inventories

	July 2,	Dec. 31,
(Dollars in thousands)	2004	2003

Principally average cost:
Raw materials and supplies	$23,655	$24,990
Work in process	74,631	65,212
Finished goods	28,457	20,637

Gross inventories	126,743	110,839
Excess of average cost over LIFO
Inventory value	26,713	23,443

Net inventories	$100,030	$87,396

Note C — Comprehensive Income (Loss)

      The reconciliation between net income (loss) and comprehensive income (loss) for the second quarter and first half ended July 2, 2004 and June 27, 2003 is as follows:

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
(Dollars in thousands)	2004	2003	2004	2003

Net income (loss)	$6,571	$37	$10,324	$(2,979)
Cumulative translation adjustment	(356)	3	(131)	(70)
Change in the fair value of derivative financial instruments	1,424	(3,065)	2,353	(1,900)

Comprehensive income (loss)	$7,639	$(3,025)	$12,546	$(4,949)

Note D — Segment Reporting

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

Second Quarter 2004
Revenues from external customers	$77,129	$51,510	$128,639	$—	$128,639
Intersegment revenues	856	391	1,247	6,185	7,432
Operating profit	1,795	4,804	6,599	2,456	9,055

Second Quarter 2003
Revenues from external customers	$60,670	$37,650	$98,320	$3,485	$101,805
Intersegment revenues	817	246	1,063	4,081	5,144
Operating profit (loss)	(2,775)	3,473	698	397	1,095

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

First Half 2004
Revenues from external customers	$153,087	$101,414	$254,501	$—	$254,501
Intersegment revenues	2,070	687	2,757	11,482	14,239
Operating profit (loss)	4,971	10,293	15,264	(139)	15,125

First Half 2003
Revenues from external customers	$121,877	$75,961	$197,838	$3,485	$201,323
Intersegment revenues	1,718	518	2,236	7,654	9,890
Operating profit (loss)	(6,199)	6,010	(189)	(755)	(944)

Note E — Income Taxes

      A tax provision or benefit was not applied against the income or loss before income taxes in the second quarter and the first half of 2004 and 2003 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in 2003 and previous periods in accordance with SFAS 109, “Accounting for Income Taxes” due to the uncertainty regarding full utilization of the Company’s deferred income taxes. The valuation allowance was reduced offsetting a portion of the net tax expense in both the second quarter and first half of 2004 as well as in the second quarter 2003. The valuation allowance was increased in the first half of 2003 offsetting the net tax benefit in that period. The Company intends to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. The tax expense was $0.1 million in the second quarter 2004 and $0.2 million in the second quarter 2003 while the year-to-date tax expense was $0.2 million in 2004 and $0.5 million in 2003. The expense in each period represents taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore only.

      The remaining tax valuation available to be reversed against future income was approximately $16.2 million at the end of the second quarter of 2004.

Note F — Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Second Quarter		Second Quarter
	Ended		Ended

	July 2,	June 27,	July 2,	June 27,
(Dollars in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$1,060	$1,029	$70	$69
Interest cost	1,725	1,667	696	704
Expected return on plan assets	(2,267)	(2,340)	—	—
Amortization of transition obligation/(asset)	—	(90)	—	—
Amortization of prior service cost	162	162	(28)	(28)
Amortization of net loss/(gain)	(3)	(7)	122	83

Net periodic benefit cost	$677	$421	$860	$828

	Pension Benefits		Other Benefits First
	First Half Ended		Half Ended

	July 2,	June 27,	July 2,	June 27,
(Dollars in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$2,121	$2,058	$140	$137
Interest cost	3,450	3,334	1,392	1,409
Expected return on plan assets	(4,535)	(4,679)	—	—
Amortization of transition obligation/(asset)	—	(181)	—	—
Amortization of prior service cost	323	323	(56)	(56)
Amortization of net loss/(gain)	(5)	(13)	243	166

Net periodic benefit cost	$1,354	$842	$1,719	$1,656

Employer Contributions

      No contributions were made to the pension plan in the first half of 2004 and, as a result of recently enacted legislation, the previously estimated contribution of $1.7 million to be made in 2004, as disclosed in the financial statements for the year ended December 31, 2003, will not be required.

Impact of Recently Issued Accounting Pronouncement

      In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In accordance with FSP No. 106-1, the Company has elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for the health care benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the health care benefits required by revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act, supersedes FSP No. 106-1. FSP No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. The net periodic postretirement benefit costs above do not reflect the effect of the Act. Management has not yet determined the effect FSP No. 106-2 will have on the Company’s results of operations, financial condition or liquidity.

Note G — Stock-Based Compensation

      The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and applies the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock incentive plan. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the

following table presents the effect on net income/(loss) and net income/(loss) per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123.

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
(Dollars in thousands except per share amounts)	2004	2003	2004	2003

Net income/(loss), as reported	$6,571	$37	$10,324	$(2,979)
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	722	353	1224	581

Pro forma net income/(loss)	$5,849	$(316)	$9,100	$(3,560)

Basic income/(loss) per share, as reported	$0.39	$—	$0.62	$(0.18)
Diluted income/(loss) per share, as reported	0.38	0.00	0.60	(0.18)
Basic income/(loss) per share, pro forma	0.35	(0.02)	0.55	(0.21)
Diluted income/(loss) per share, pro forma	0.34	(0.02)	0.53	(0.21)

      The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
	2004	2003	2003	2002

Risk free interest rates	1.81%	2.64%	3.26%	3.64%
Dividend yield	0%	0%	0%	0%
Volatility	41.8%	39.5%	41.8%	39.5%
Expected lives (in years)	6	8	6	8

Note H — Subsequent Event

      Subsequent to the end of the second quarter 2004, the Company issued 2,250,000 shares of common stock at a price of $18.75 per share. The proceeds, net of underwriting discounts and fees, were approximately $38.5 million. The Company initially used the proceeds to pay down $5.0 million of the borrowings under the $35.0 million subordinated note and the outstanding borrowings under the revolving credit agreement. A portion of the proceeds was also held as cash for general corporate purposes. In addition, 115,000 shares of common stock were issued to the holders of the stock warrants (which were initially granted in the fourth quarter 2003 as part of the debt refinancing) as the holders exercised their rights under those warrants. As a result of the stock issuance, the total outstanding shares of common stock increased by 2,365,000 shares and shareholders’ equity increased by the amount of the net proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	health issues, litigation and regulation relating to mining bertrandite ore and producing and using beryllium-containing materials;

•	our ability to achieve and sustain profitability;

•	significant cyclical fluctuations in our customers’ businesses;

•	the availability of competitive substitute materials for beryllium-containing materials;

•	our ability to complete and integrate acquisitions successfully;

•	risks associated with our international operations;

•	the availability and prices of raw materials;

•	seasonal fluctuations in our net sales;

•	natural disasters, equipment failures, interruptions in energy supplies and other unexpected events that may affect our business or our customers’ businesses;

•	increases in energy costs;

•	rapid changes in technology, which may make our existing products obsolete;

•	our ability to deliver products that are free of defects and meet our customers’ specifications;

•	risks associated with our lengthy sales and development cycle;

•	risks associated with terrorists attacks;

•	risks associated with our pension and retiree health obligations;

•	risks associated with our tax position;

•	risks associated with our indebtedness and our ability to access the financial markets on favorable terms;

•	fluctuations in currency exchange rates; and

•	our reliance on funds from our subsidiaries.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievement.

OVERVIEW

      We are an integrated producer of engineered materials used in a variety of electrical, electronic, thermal and structural applications. We manufacture and distribute high-performance beryllium-copper and beryllium-nickel alloys, beryllium metal products, precious metal products, engineered material systems and electronic products. Major applications and markets for these materials include telecommunications and computer, automotive electronics, optical media, industrial components, appliance, aerospace and defense.

      Our financial results for the second quarter 2004 were a strong improvement over the prior year once again and the diluted earnings per share of $0.60 for the first six months of the year is the highest first half earnings since 1997. Sales grew in the second quarter 2004 over the second quarter 2003 as well as over the first quarter of this year. Our end-use markets and our penetration of those markets with our existing and new products continued to show improvements in 2004. Gross margins grew once again as a result of the higher sales as well as from improved manufacturing performance while the operating profit of $9.1 million in the second quarter 2004 was an $8.0 million increase over the second quarter 2003.

      Accounts receivable and inventories increased in the first half of 2004 as a result of and in support of the growth in sales. Debt, in turn, increased in order to finance a portion of this working capital growth.

      Subsequent to the end of the second quarter 2004, we strengthened our balance sheet by completing a $38.5 million new share offering. The offering improves our ability to fund future growth opportunities and requirements. The proceeds were initially used primarily to reduce outstanding debt, with a portion held as cash.

RESULTS OF OPERATIONS

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
Millions, except per share data	2004	2003	2004	2003

Sales	$128.6	$101.8	$254.5	$201.3
Operating Profit (Loss)	9.1	1.1	15.1	(0.9)
Net Income (Loss)	6.6	0.0	10.3	(3.0)
Diluted E.P.S.	$0.38	$0.00	$0.60	$(0.18)

      Sales of $128.6 million in the second quarter 2004 were 26% higher than the second quarter 2003 while year-to-date sales of $254.5 million were also 26% higher than the first six months of 2003. Sales have grown for six consecutive quarters over the comparable period in the prior year. Improved demand from our key end-use markets, including telecommunications and computer, optical media and data storage markets, was responsible for the majority of the growth in sales in the second quarter 2004, while the continuing development of new products and applications contributed to the growth as well.

      Our sales are affected by metal prices as changes in precious metal and a portion of the changes in base metal prices, primarily copper, may be passed on to our customers. Sales may also be impacted by foreign currency exchange rates, as changes in the value of the dollar relative to the euro, yen and pound sterling will affect the translated value of foreign currency denominated sales. We estimate that these two factors combined accounted for $5.2 million of the $26.8 million growth in the second quarter 2004 sales and $11.6 million of the $53.2 million growth in the year-to-date sales.

      International sales, including direct exports from the United States as well as sales from foreign operations, were $41.8 million, or 33% of sales, in the second quarter 2004, compared to $32.7 million, or 32% of sales, in the second quarter 2003. For the first half of the year, international sales were $83.1 million (33% of sales) in 2004 and $62.5 million (31% of sales) in 2003. International sales have grown 33% in the first six months of 2004 over 2003.

      For the first six months of the year, the new sales orders received have exceeded the orders shipped by approximately 7%.

      The gross margin of $29.4 million was 23% of sales in the second quarter 2004, an improvement over the gross margin of $18.9 million and 19% of sales generated in the second quarter 2003. For the first six months of the year, gross margin was $59.0 million in 2004 and $36.0 million in 2003. The gross margin improved to 23% of sales in the first half of 2004 compared to 18% of sales in the first half of 2003. The margin growth in the quarter and the first half of the year is due to a combination of higher volumes, improved manufacturing efficiencies and changes in product mix. These benefits were partially offset by the impact of the higher cost of copper.

      Selling, general and administrative expenses (SG&A) were $19.2 million, or 15% of sales, in the second quarter 2004, compared to $16.6 million, or 16% of sales, in the second quarter 2003. SG&A expenses for the first half of the year were $38.2 million, or 15% of sales, in 2004 and $33.9 million, or 17% of sales, in 2003. Incentive compensation expense was $1.8 million higher in the second quarter and $2.9 million higher for the first half of 2004 than the comparable periods in 2003 due to the higher level of profitability in 2004. The currency impact on the translation of the international subsidiaries’ expenses was an unfavorable $0.3 million in the second quarter 2004 and an unfavorable $0.6 million in the first half of the year. Other expenses increased in support of the higher volumes of business.

      Research and development expenses (R&D) were $1.1 million in the second quarter 2004 and $2.4 million in the first half of 2004 compared to $0.9 million and $2.0 million in the respective periods of 2003. R&D expenses were 1% of sales in both the first half of 2004 and the first half of 2003. R&D expenses increased in 2004 in support of product development and process improvement activities.

      Other-net expense was $0.1 million in the second quarter 2004 compared to $0.2 million in the second quarter 2003. For the year, other-net expense was $3.3 million in 2004 and $1.0 million in 2003. Foreign currency exchange losses were $1.2 million higher in the second quarter and $2.4 million higher in the first six months of 2004 than the comparable periods of 2003. The expense on the directors’ deferred compensation plan was $0.5 million lower in the second quarter 2004 than it was in the second quarter 2003 while the year-to-date expense was $0.2 million higher in 2004 than in 2003. Changes in the expense are driven primarily by changes in our stock price. We recorded a gain of $0.5 million on the valuation of an interest rate swap in the second quarter 2004 while the 2004 year-to-date valuation adjustment was breakeven. Changes in the swap’s valuation were caused primarily by movements in the interest rate yield curve over the future term of the swap. Other-net also includes bad debts, which were slightly lower in 2004 than 2003, metal financing fees, cash discounts, amortization of intangible assets, gain or loss on the sale of fixed assets and other non-operating items.

      Operating profit was $9.1 million in the second quarter 2004 compared to $1.1 million in the second quarter 2003. The year-to-date operating profit of $15.1 million in 2004 was a $16.0 million improvement over the $0.9 million loss in the first half of 2003. The improved profitability in both the second quarter and the first half of 2004 was due to the margin generated by the higher sales and manufacturing improvements offset in part by the higher copper cost and expenses. Approximately 30% of the sales growth in the quarter and first half of the year flowed through to operating profit.

      Interest expense was $2.4 million in the second quarter 2004 and $0.8 million in the second quarter 2003 while the expense of $4.6 million in the first half of 2004 was $3.0 million higher in 2004 than in 2003. Interest expense was higher in 2004 mainly due to the change in debt levels; balance sheet debt increased as a result of the purchase of previously leased assets as part of the debt refinancing in December 2003 and from financing the increase in working capital elements in 2004.

      Income before income taxes improved from $0.3 million in the second quarter 2003 to $6.7 million in the second quarter 2004. For the first half of 2004, income before income taxes was $10.5 million compared to a loss of $2.6 million in the first half of 2003.

      A tax provision or benefit was not applied against the income or loss before income taxes in the second quarter or year-to-date periods in 2004 or 2003 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding the full utilization of the deferred income tax assets. The valuation allowance was reduced in the second quarter and first half of 2004, offsetting a portion of the tax expense, while in 2003, the valuation allowance was reduced in the second quarter but increased in the first six months offsetting a net tax benefit in that period. The tax expense of $0.1 million in the second quarter 2004 and $0.2 million in the second quarter 2003 as well as the year-to-date expense of $0.2 million in 2004 and $0.5 million in 2003 represents taxes from various state and local jurisdictions and Japan and Singapore only.

      Net income was $6.6 million in the second quarter 2004 compared to breakeven in the second quarter 2003 while net income was $10.3 million in the first half of 2004, a $13.3 million improvement over the net loss of $3.0 million in the first half of 2003.

      We aggregate our businesses into two reportable segments — the Metal Systems Group and the Microelectronics Group (MEG). Our mining and extraction operations, as managed by Brush Resources Inc., a wholly owned subsidiary, and various corporate and administrative functions and their related expenses, are not part of either group and are included in the “All Other” column in the segment reporting details in Note D to the consolidated financial statements. The operating profit within All Other increased in the second quarter 2004 over the second quarter 2003 in part due to the previously discussed differences in the interest rate swap and the directors’ deferred compensation plan valuation adjustments as well as from improved profitability from Brush Resources.

Metal Systems Group

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
Millions	2004	2003	2004	2003

Sales	$77.1	$60.7	$153.1	$121.9
Operating Profit (Loss)	$1.8	$(2.8)	$5.0	$(6.2)

      The Metal Systems Group consists of Alloy Products, our largest unit, Technical Materials, Inc. (TMI), a wholly owned subsidiary, and Beryllium Products. Sales by each of these units were as follows:

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
Millions	2004	2003	2004	2003

Alloy Products	$54.7	$42.1	$107.2	$82.5
TMI	14.6	10.7	28.4	22.6
Beryllium Products	7.8	7.9	17.5	16.8

      Alloy Products manufactures and sells copper and nickel-based alloy systems, the majority of which also contain beryllium, and consists of two major product families — strip and bulk products. Strip products, which include precision strip and thin diameter rod and wire, are sold into the telecommunications and computer, automotive and appliance markets. Major applications for these products include connectors, contacts, switches, relays and shielding. Bulk products are alloys manufactured into rod, tube, plate, bar and other customized forms that are sold into the industrial component, plastic tooling, undersea telecommunications and heavy equipment markets. Applications for bulk products include plastic mold tooling, bushings, bearings and welding rods.

      Alloy Products’ sales were $54.7 million in the second quarter 2004, a $12.6 million improvement over the second quarter 2003 while sales of $107.2 million in the first half of 2004 improved $24.7 million (or 30%) over the first half of 2003. Strip product volumes increased 29% in the quarter and 35% for the first half of 2004 while bulk product volumes grew 28% in the quarter and 21% in the first six months of the year. Within strip products, thin diameter rod and wire showed the largest percentage growth. Sales of non-beryllium containing products, while still minor, also improved during the second quarter 2004. The majority of the growth in sales from Alloy Products resulted from improvements in the underlying markets, including telecommunications and computer, automotive (particularly in Europe) and industrial components. Sales of new products, used in heavy equipment, oil and gas and other applications, contributed to the growth as well. Demand from the plastic tooling market and for undersea telecommunication applications remained soft in 2004.

      TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems. Applications for TMI products include connectors, contacts and semiconductors. TMI’s sales were $14.6 million in the second quarter 2004 versus $10.7 million in the second quarter 2003 and $28.4 million in the first half of 2004 compared to $22.6 million in the first half of 2003. The growth in TMI’s sales was due to increased demand from the telecommunications and computer market. Automotive and other market segment sales were stable. TMI continues to develop new market and product applications, a portion of which are anticipated to startup in the coming quarters.

      Beryllium Products manufactures pure beryllium and beryllium aluminum composites used in high-performance applications that require high stiffness and/or low density. Sales by Beryllium Products were $7.8 million in the second quarter 2004, down slightly from sales of $7.9 million in the second quarter 2003 while sales in the first half of 2004 were $17.5 million, a $0.7 million increase over the comparable period in 2003. Demand for defense and government-related applications and from the medical and electronics markets remained strong in the first half of 2004 while demand from the specialty automotive market declined in 2004.

The first shipment under the Webb telescope material supply contract in the first quarter of 2004 also contributed to the year-to-date growth.

      The gross margin on Metal System Group sales was $18.4 million in the second quarter 2004 and $10.1 million in the second quarter 2003. The second quarter gross margin also improved from 17% of sales in 2003 to 24% of sales in 2004. For the first six months of the year, gross margin was $38.1 million, or 25% of sales, in 2004 and $19.9 million, or 16% of sales, in 2003. The margin on the higher sales volumes accounted for approximately $5.3 million of the margin improvement in the quarter and $10.3 million of the year-to-date improvement. Changes in the cost of copper cannot be passed on to customers in all cases and, as a result, the higher cost of copper reduced margins by an estimated $2.1 million in the quarter and $4.2 million for the first six months. The purchase of the previously leased assets as part of the December 2003 refinancing reduced manufacturing overhead expenses by approximately $1.5 million in the quarter and $3.1 million for the first six months of 2004 as the depreciation expense on the owned assets was less than the prior lease expense. The remaining margin growth was due to operational improvements, including yields and efficiencies, at the various manufacturing facilities, and from changes in the product mix (i.e., sales of higher margin products grew more than lower margin products). The exchange rate impact on margins was favorable in the first half of 2004 as compared to 2003 while inventory valuation adjustments and various overhead manpower costs were higher in the current year than last year.

      SG&A, R&D and other-net expenses of $16.6 million were $3.7 million higher in the second quarter 2004 than in the second quarter 2003. June 2004 year-to-date expenses of $33.2 million were $7.1 million higher than the comparable period in 2003. Incentive compensation expenses, exchange losses and the currency impact on the translation of the international subsidiaries all contributed to the increased expenses in the quarter and the first half of the year. Various sales volume-related expenses, including commissions and travel, were also higher in the current year.

      The operating profit for the Metal Systems Group was $1.8 million in the second quarter 2004 compared to an operating loss of $2.8 million in 2003 while year-to-date operating profit of $5.0 million was an $11.2 million improvement over the $6.2 million loss in 2003. The growth in profitability resulted from the increased margin from the higher sales volumes, manufacturing improvements and other causes offset in part by the negative impact of the cost of copper and higher expenses.

Microelectronics Group

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
Millions	2004	2003	2004	2003

Sales	$51.5	$37.7	$101.4	$76.0
Operating Profit	$4.8	$3.5	$10.3	$6.0

      The MEG includes Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, and Electronic Products. Sales by each unit were as follows:

	Second Quarter
	Ended		First Half Ended

	July 2,	June 27,	July 2,	June 27,
Millions	2004	2003	2004	2003

WAM	$43.5	$29.8	$85.6	$60.3
Electronic Products	8.0	7.9	15.8	15.7

      WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials and ultra-fine wire. The cost of the precious metal sold by WAM is passed through to the customer and WAM generates its margin on its fabrication efforts and not on the particular metal sold. Metal prices were higher in the second quarter and first half of 2004 than in the comparable periods in 2003, thereby increasing sales without a proportional flow through to margins. The growth in the underlying volumes was less than the 46% growth in sales in the quarter and 42% growth in sales in the first half of the year.

      WAM’s sales growth was driven by the continued strong demand for targets for digital versatile disc (DVD) applications from the optical media market and for thin film materials from the data storage market. Demand from the wireless sector of the microelectronics market for frame lids and other materials was also strong in 2004 while demand from the smaller markets for WAM’s products, including defense and medical, contributed to the sales growth in the first half of 2004 as well. WAM continued its efforts to develop new products, including materials for semiconductor applications, which offer long-term growth potential.

      Electronic Products consists of Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales of beryllia ceramics and electronic packages were higher in both the second quarter and the first half of 2004 than in the comparable period in 2003. The demand for these materials from the telecommunications and computer market, including wireless applications, improved in 2004, while demand from the automotive market remained relatively flat. Sales of circuitry declined in the second quarter and the first half of 2004, offsetting the majority of the growth in the other products, as the demand for defense applications softened and demand for commercial applications for circuits has been slow to develop.

      The gross margin on MEG sales was $10.0 million in the second quarter 2004 and $8.2 million in the second quarter 2003. For the first half of the year, the gross margin was $20.9 million, or 21% of sales, in 2004 and $15.7 million, also 21% of sales, in 2003. Higher sales volumes generated approximately $3.7 million of the second quarter margin improvement and $6.4 million of the year-to-date improvement. Manufacturing overhead expenses were $0.4 million higher in the second quarter 2004 and $0.5 million higher in the first half of 2004 than the comparable periods of 2003. Manufacturing efficiencies continued to improve in 2004, particularly within the Buffalo, New York and the Tucson, Arizona operations. The product mix within the MEG was unfavorable in both the second quarter and year-to-date periods in 2004.

      SG&A, R&D and net-other expenses were $0.4 million higher in the second quarter 2004 than in the second quarter 2003 and $0.9 million higher in the first half 2004 than in the comparable period in 2003. Increased administrative costs, including legal and worker’s compensation expenses, along with the higher incentive compensation expense were the main causes of the change in expenses between periods.

      The operating profit for the MEG was $4.8 million in the second quarter 2004 and $10.3 million in the first half of 2004. Operating profit was $3.5 million and $6.0 million in the respective periods in 2003. The MEG’s operating profit was 10% of sales in the first half of 2004 compared to 8% of sales in the first half of 2003.

LEGAL

      One of the our subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

      The following table summarizes the activity associated with beryllium cases. Settlement payment and dismissal for a single case may not occur in the same period.

	Quarter Ended

	July 2, 2004	April 2, 2004

Total cases pending	13	14
Total plaintiffs	32	34
Number of claims (plaintiffs) filed during period ended	0(0)	2(9)
Number of claims (plaintiffs) settled during period ended	1(2)	1(1)
Aggregate cost of settlements during period ended (dollars in thousands)	$6	$4
Number of claims (plaintiffs) otherwise dismissed	0(0)	2(7)
Number of claims (plaintiffs) voluntarily withdrawn	0(0)	0(0)

      Additional beryllium claims may arise. We believe that we have substantial defenses in these cases and intend to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. Included in the thirteen cases pending as of July 2, 2004 were three purported class actions involving eighteen plaintiffs. We are also aware of a fourth purported class action, although the case has not been served on us. A reserve was recorded for beryllium litigation of $1.4 million at July 2, 2004 and $2.9 million at December 31, 2003. A receivable was recorded of $2.0 million at July 2, 2004 and $3.2 million at December 31, 2003 from our insurance carriers as recoveries for insured claims. An additional $0.9 million was reserved for insolvencies at the end of each period. These insolvencies relate to claims still outstanding as well as claims for which partial payments have been received.

      Although it is not possible to predict the outcome of pending litigation against our subsidiaries and us, we provide for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding our reserves. An unfavorable outcome or settlement of a pending beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate our potential exposure to unasserted claims.

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

FINANCIAL POSITION

      Cash flow provided from operations was $1.0 million in the first six months of 2004. Cash received from the sale of goods was $241.1 million while cash used for goods and expenses totaled $234.3 million and cash paid for interest and taxes totaled $5.8 million in the first half of 2004. The cash balance was $10.3 million at the end of the second quarter 2004, an increase of $5.2 million since the end of 2003.

      The accounts receivable balance was $68.0 million at July 2, 2004 compared to $55.1 million at December 31, 2003. The main cause for the increase in receivables was the higher sales in the current year. The days sales outstanding (DSO), a measure of the average collection period, was 47.5 days as of the end of the second quarter, only a slight increase compared to the DSO of 47.0 days at the end of the fourth quarter 2003.

      The inventory balance at the end of the second quarter was $100.0 million, an increase of $12.6 million during the first half of the year. As with receivables, the inventory increase was in support of the higher sales volumes. Inventory turns, a measure of how quickly inventory on average is sold, improved slightly in the second quarter 2004 compared to the fourth quarter 2003. The majority of the inventory increase was in the Metal Systems Group. The increase in Alloy Products’ inventory was a combination of higher volumes and as a result of the higher copper prices while inventory within Beryllium Products increased to support the shipments to be made in the second half of the year under the Webb telescope program. Inventories within Brush Resources also increased as a result of campaigning the production schedule in the first half of the year in order to operate the facility more efficiently.

      We terminated the company-owned life insurance program in the second quarter 2004 and received $0.8 million representing the cash surrender value of the policies as of the termination date net of the outstanding loans.

      Goodwill increased by $0.1 million during 2004 as a result of buying out the minority partner in the Taiwan joint venture.

      Accounts payable and other liabilities and accrued items increased $1.8 million due to the higher level of business activity in 2004.

      Capital expenditures for property, plant and equipment and mine development were $3.1 million in the first half of 2004. Spending at the Elmore, Ohio facility totaled $1.2 million in support of various Metal Systems Group operations while spending by WAM totaled $0.9 million. Capital spending has averaged $1.5 million per quarter for the last ten quarters. While discreet pieces of equipment may be nearing capacity limitations, we believe that existing manufacturing capacity, coupled with alternative processes and sources for materials, is generally adequate to meet current demand.

      Total balance sheet debt was $104.1 million at the end of the second quarter 2004, an increase of $5.0 million for the year. The debt increased mainly in support of the higher working capital requirements. Short-term debt increased $12.1 million during the year, which included $2.9 million of long-term debt that became current. Long-term debt decreased $7.1 million in the first six months of the year.

      Subsequent to the end of the second quarter, we completed a stock offering of 2.3 million new shares. The net proceeds, after deducting the estimated fees, were approximately $38.5 million. The majority of the proceeds were initially used to repay outstanding borrowings under the revolving credit agreement. We retain the ability to re-borrow these funds under the revolving credit agreement in the future. We also used $5.0 million of the proceeds to repay a portion of the $35.0 million long-term subordinated note. The remaining portion of the stock proceeds were initially held as cash to be used for general corporate purposes.

      Precious metal consigned inventories increased $8.4 million in the first six months of 2004 in order to support the higher level of business within WAM and TMI. The notional balance of key off-balance sheet leases was reduced by $0.6 million during the first six months of 2004 as a result of the scheduled payments.

      We received $2.4 million from the exercise of 153,000 employee stock options during the first half of 2004, the majority of which was in the first quarter.

      Cash provided from operations was $7.2 million in the first half of 2003 as the working capital changes and the effects of depreciation more than offset the net loss. Cash received for the sale of goods totaled $190.9 million while cash paid for goods and expenses was $182.1 million and cash paid for interest and taxes was $1.6 million in the first half of 2003. Cash balances totaled $1.3 million at the end of the second quarter 2003, a reduction of $3.0 million during the year as cash was used to fund capital expenditures and reduce debt. Accounts receivable increased $10.8 million in the first half of 2003 due to sales volumes and a longer

DSO while inventories decreased $5.1 million due to ongoing programs to improve inventory utilization as well as yield and manufacturing improvements. Capital expenditures were $3.3 million in the first half of 2003 with the MEG accounting for $1.9 million of that total. Balance sheet debt declined $6.6 million in the first half of 2003.

CRITICAL ACCOUNTING POLICIES

      Deferred Taxes: A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our then recent cumulative losses. The deferred tax benefits related to losses incurred in the first half of 2003 were offset by an increase in the valuation allowance. However, in the first half of 2004, the deferred tax valuation allowance was reduced to offset the domestic federal and certain foreign tax expense that would have been recorded against pre-tax income. In subsequent periods when we generate pre-tax income, a federal tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of the domestic loss carry-forwards and other deferred tax assets on future tax returns.

      The recently terminated company-owned life insurance program had provided tax savings and cash benefits for a number of years after its inception in 1986. However, subsequent changes in the tax code served to reduce and eventually eliminate those benefits and current projections showed that continuing the program would result in a net cash outlay and expense going forward. While termination of the program did not impact income before income taxes on the consolidated statement of income, it did generate a tax liability calculated on the gross book value of the outstanding policies. This tax liability was offset by the use of a net operating loss carry-forward, which in turn resulted in a $5.3 million reduction in the deferred tax valuation allowance available to reverse against future income. Our projections show that the future annual savings from eliminating the program should exceed this reduction in the available valuation allowance.

      Pensions. As a result of recently enacted legislation, we do not believe that the previously estimated pension plan contribution of $1.7 million, as disclosed in our annual report to shareholders for the year ended December 31, 2003, will be required to be made in 2004.

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

      For additional information regarding our market risk disclosures, please refer to pages 27 and 28 of our annual report to shareholders for the period ended December 31, 2003.

OUTLOOK

      While the new sales order entry rate slowed down slightly toward the end of the second quarter, the order entry rate for the quarter and year exceeded the sales level. Our sales often will soften in the third quarter from the second quarter in a given year due to customers’ normal seasonal slowdowns, including slowdowns in the automotive market due to the change over to the new model year, and plant vacation shutdowns, particularly in Europe. While we anticipate that this will be the case in 2004, we also anticipate that third quarter 2004 sales will be at least 20% higher than the sales in the third quarter 2003.

      The lower projected sales level in the third quarter as compared to the second quarter, coupled with our plans to reduce inventories, will affect production levels in the quarter. Copper costs also remain high, putting pressures on margins. However, the improved yields and other manufacturing improvements achieved to date should continue into the coming quarter.

      The proceeds from the share offering and the resulting pay down of debt improves our debt to equity ratio and will reduce interest expense in subsequent periods. The offering also improves our liquidity and financing flexibility, as the capacity under the revolving credit agreement remains available for future borrowings.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

       For information regarding the Company’s market risks, please refer to pages 27 and 28 of the Company’s annual report to shareholders for the period ended December 31, 2003.

Item 4.	Controls and Procedures

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chairman and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

       We and our subsidiaries are subject, from time to time, to a variety of civil and administrative proceedings arising out of their normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

Beryllium Claims

      As of July 2, 2004, our subsidiary, Brush Wellman Inc., was a defendant in 13 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of intentional tort and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

      The following table summarizes the associated activity with beryllium cases. Settlement payment and dismissal for a single case may not occur in the same period.

	Quarter Ended	Quarter Ended
	July 2, 2004	April 2, 2004

Total cases pending	13	14
Total plaintiffs	32	34
Number of claims (plaintiffs) filed during period ended	0(0)	2(9)
Number of claims (plaintiffs) settled during period ended	1(2)	1(1)
Aggregate cost of settlements during period ended (dollars in thousands)	$6	$4
Number of claims (plaintiffs) otherwise dismissed	0(0)	2(7)
Number of claims (plaintiffs) voluntarily withdrawn	0(0)	0(0)

      Additional beryllium claims may arise. Management believes that we have substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third-party plaintiffs, typically employees of customers or contractors, face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $1.4 million at July 2, 2004 and $2.2 million at April 2, 2004. A receivable was recorded of $2.0 million at July 2, 2004 and $2.7 million at April 2, 2004 from our insurance carriers as recoveries for insured claims. An additional $0.9 million was reserved for insolvencies at the end of each period. These insolvencies relate to claims still outstanding as well as claims for which partial payments have been received.

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

      While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings with have a material adverse effect on the financial condition or our cash flow. However, our results of operations could be materially affected by unfavorable results in these cases. As of July 2, 2004, four purported class actions were pending, although one case was not served on us.

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

      During the second quarter of 2004, the number of beryllium cases decreased from 14 (involving 34 plaintiffs) as of April 2, 2004 to 13 cases (involving 32 plaintiffs) as of July 2, 2004. During the second quarter, one third party case (involving two plaintiffs), in which the plaintiff appealed a defense verdict, was settled and dismissed. One third party case (involving one plaintiff) was settled; however, the Company is awaiting final court dismissal. One case was filed in the quarter; however, the Company has not been served with process.

      The 13 pending beryllium cases as of July 2, 2004 fall into two categories: 10 cases involving third-party individual plaintiffs, with ten individuals (and four spouses who have filed claims as part of their spouse’s case); and three purported class actions, involving 18 individuals, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

      The second purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc. and Doe Defendants 1 through 100. The Company filed a demurrer on November 17, 2003, and a hearing took place on July 14, 2004. The plaintiffs allege that they have been sensitized to beryllium while employed at The Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability-design defect, strict liability-failure to warn, fraudulent concealment, breach of implied warranties and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Mr. Marin and Mr. Perry represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are their spouses.

      The third purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to U.S. District Court for Northern District of Georgia, case number 04-CV-606, on March 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc. and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages.

      The Company is aware of a fourth purported class action, although the Company has not been served with process. That case is George Paz, et al. V. Brush Engineered Materials, Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597 on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials, Inc.; Brush Wellman Inc.; Wess-Del, Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Park, Polk, Tootle and Stewart, and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members.

Other Claims

      The Company, one of its subsidiaries, Brush Wellman Inc., and the Brush Beryllium Co. are defendants in Robert Schultz v. Brush Engineered Materials Inc., et al., filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, case number 04-L-191 on May 14, 2004. There are 73 other named defendants. Plaintiff alleges that he has contracted asbestos-related diseases as a result of working with and around the products of the defendants. He seeks compensatory and punitive damages.

Item 4.	Submission of Matters to a Vote of Security Holders

     (a) The Company’s Annual Meeting of Shareholders for 2004 was held on May 4, 2004.

     (b) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote:

	Shares Voted	Shares Voted	Shares Voted	Shares
	“For”	“Against”	“Abstaining”	“Non-Voted”

Joseph P. Keithley	15,561,543	-0-	467,975	-0-
William R. Robertson	15,481,431	-0-	548,087	-0-
John Sherwin, Jr.	15,534,329	-0-	495,189	-0-

The following directors continued their term of office after the meeting: Albert C. Bersticker, Gordon D. Harnett, David H. Hoag, William B. Lawrence, William P. Madar, William G. Pryor and N. Mohan Reddy.

Item 6.	Exhibits and Reports on Form 8-K

       (a) Exhibits

4 (a)	Post-Closing Letter Agreement dated December 4, 2003 among the Company, Bank One, N.A., as agent, and the other parties to the Credit Agreement dated as of the date hereof, and Associated Waivers.

11	Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

In a report on Form 8-K filed April 29, 2004, Brush Engineered Materials Inc. issued a press release, reporting on its earnings for the first quarter of 2004. The press release, with summary financial information, was furnished pursuant to Item 12.

In a report on Form 8-K filed June 17, 2004, Brush Engineered Materials Inc. issued a press release regarding its sales outlook for the second and third quarters of 2004. This press release was furnished pursuant to Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

Dated: August 9, 2004

/s/ John D. Grampa

John D. Grampa
Vice President Finance
and Chief Financial Officer