Form 10-K
period 2004-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2005-03-14
CIK 1104657

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

For the fiscal year ended December 31, 2004

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

     The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 2, 2004 was approximately $315,915,631.

     As of March 11, 2005, there were 19,212,822 shares of Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting of shareholders to be held on May 3, 2005 are incorporated by reference into Part III.

                        BRUSH ENGINEERED MATERIALS INC.

                             Index to Annual Report
                                On Form 10-K for
                          Year Ended December 31, 2004

PART I

Item 1.           Business....................................................     1

Item 2.           Properties..................................................     5

Item 3.           Legal Proceedings...........................................     7

Item 4.           Submission of Matters to a Vote of Security Holders.........     9

PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities...........    10

Item 6.           Selected Financial Data.....................................    10

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    10

Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................    10

Item 8.           Financial Statements and Supplementary Data.................    10

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................    10

Item 9A.          Controls and Procedures.....................................    10

Item 9B.          Other Information...........................................    11

PART III

Item 10.          Directors and Executive Officers of the Registrant..........    12

Item 11.          Executive Compensation......................................    12

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................    12

Item 13           Certain Relationships and Related Transactions..............    12

Item 14.          Principal Accounting Fees and Services......................    12

PART IV

Item 15.          Exhibits, Financial Statement Schedules.....................    13

                  Signatures..................................................    18

                                     PART I

FORWARD-LOOKING STATEMENTS

     Portions of the content set forth in this document that are not statements of historical or current facts are forward-looking statements. The Company's actual future performance, including performance in the near term, may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

     - The global economy;

     - The condition of the markets which the Company serves, whether defined geographically or by market, with the major markets being telecommunications and computer, magnetic and optical data storage, automotive electronics, semiconductor, industrial components, aerospace and defense and appliance;

     - Actual sales, operating rates and margins for the year 2005;

     - Changes in product mix;

     - The financial condition of particular customers;

     - The Company's success in implementing its strategic plans and the timely and successful completion of any capital projects;

     - The availability of adequate lines of credit and associated interest rates;

     - Other factors, including, cost and availability of materials, exchange rates, tax rates, pension costs, energy costs, regulatory compliance costs and the cost and availability of insurance;

     - Changes in government regulatory requirements and the enactment of any new legislation that impacts the Company's obligations;

     - The conclusion of pending litigation matters in accordance with the Company's expectation that there will be no material adverse effects;

     - The uncertainties related to the impact of war and terrorist activities;

     - Additional risk factors that may affect the Company's results are identified under the caption "Risk Factors" in the Company's Prospectus filed with the Securities and Exchange Commission on July 1, 2004.

ITEM 1.  BUSINESS

     Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a leading manufacturer of high-performance engineered materials serving the global telecommunications and computer, magnetic and optical data storage, automotive electronics, industrial components, aerospace and defense and appliance markets. As of December 31, 2004, the Company had 1,912 employees.

     The Company's subsidiaries are organized under two reportable segments: the Metal Systems Group and the Microelectronics Group. The Metal Systems Group includes Brush Wellman Inc. (Alloy Products and Beryllium Products) and Technical Materials, Inc. (TMI). The Microelectronics Group includes Williams Advanced Materials Inc. (WAM) and Electronic Products, which in turn, consists of Zentrix Technologies Inc. (Zentrix) and Brush Ceramic Products Inc., a wholly owned subsidiary of Brush Wellman Inc. Portions of Brush International, Inc. are included in both segments. Included in "All Other" in the Company's financial statements included later in this Form 10-K are the operating results from BEM Services, Inc. and Brush Resources Inc., two wholly owned subsidiaries of the Company. BEM Services charges a management fee for services, such as administrative and financial oversight, to the other businesses within the Company on a cost-plus basis. Brush Resources sells beryllium hydroxide produced through its Utah operations to outside customers and to businesses within the Metal Systems Group. As of December 31, 2004 BEM Services, Inc. and Brush Resources Inc. had 143 employees.

METAL SYSTEMS GROUP

     The Metal Systems Group is comprised of Alloy Products (primarily beryllium copper), Beryllium Products and TMI. In 2004, 60% of the Company's sales were from this segment (60% in 2003 and 61% in 2002). As of December 31, 2004 the Metal Systems Group had 1,222 employees.

     Alloy Products manufactures beryllium-containing and other high performance-based alloys that are metallurgically tailored to meet specific customer performance requirements. These products exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, automotive electronics, aerospace, industrial components including oil and gas, heavy equipment and plastic mold tooling and appliances markets. These products are sold domestically through Brush distribution centers and internationally through Company-owned and independent distribution centers and independent sales representatives.

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

     Alloy Products' primary direct competitor in strip form beryllium alloys is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe. Alloy strip products also competes with alloy systems manufactured by Olin Corporation, Wieland Electric, Inc., Stolberger Metallwerke GmbH, Nippon Mining, PMX and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. In the area of bulk products (bar, plate, tube and rod), in addition to NGK Insulators, Brush competes with several smaller regional producers such as Freedom Alloys in the U.S., LaBronze Industriel in Europe, and Young Il in Asia.

     TMI manufactures engineered material systems that are combinations of precious and non-precious metals in continuous strip form, and are used in complex electronic and electrical components in telecommunications systems, automotive electronics, semiconductor and computers. TMI's products are sold directly and through its sales representatives. TMI has limited competition in the United States and several European manufacturers are competitors for the sale of inlaid strip. Strip with selective electroplating is a competitive alternative as are other design approaches.

METAL SYSTEMS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders for the Metal Systems Group as of December 31, 2004, 2003 and 2002 was $52,759,000, $47,692,000 and $35,064,000,
respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2004 will be filled during 2005.

     Sales are made to approximately 1,871 customers. Direct sales to the government were less than 1% of Metal Systems Group sales for each of 2004, 2003 and 2002. Sales outside the United States, principally to Europe, Canada and the Pacific Rim, accounted for approximately 41% of the Metal Systems Group sales in 2004, 42% in 2003 and 35% in 2002. Other segment reporting and geographic information set forth on page 49 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

METAL SYSTEMS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for the Metal Systems Group amounted to $3,373,000 in 2004, $2,820,000 in 2003 and $2,522,000 in 2002. A staff of 21 scientists, engineers and technicians was employed in this effort as of year-end 2004. Some research and development projects, expenditures for which are not material, were externally sponsored.

MICROELECTRONICS GROUP

     The Microelectronics Group is comprised of WAM and Electronic Products, which consists of Zentrix and Brush Ceramic Products Inc. In 2004, 39% of the Company's sales were from this segment (39% in 2003, and 37% in 2002). As of December 31, 2004 the Microelectronics Group had 547 employees.

     WAM manufactures and fabricates precious and non-precious metal and specialty metal products for the magnetic and optical data storage, medical, wireless, semiconductor, photonic and hybrid segments of the microelectronics market. WAM's major product lines include vapor deposition materials, clad and precious metals preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

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

     Zentrix produces electronic packaging, circuitry and powder metal products. Production sites include Oceanside, California; Tucson, Arizona and Newburyport, Massachusetts. These products are used in wireless telecommunication, fiberoptics, automotive and defense applications. Zentrix's products are sold directly and through its sales representatives. Zentrix's principal competitor in the beryllia ceramics market is CBL Ltd. Other competitors of Zentrix include Kyocera Corporation, Semx Corporation, Aeroflex, Inc., American Technical Ceramics and Anaren Microwave, Inc. Competitive materials include alumina, aluminum nitride and composites. Competitors of Brush Ceramic Products include CBL Ceramics and American Beryllia Inc.

MICROELECTRONICS GROUP -- SALES AND BACKLOG

     The backlog of unshipped orders for the Microelectronics Group as of December 31, 2004, 2003 and 2002 was $15,455,000, $13,681,000 and $19,833,000,
respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The Company expects that substantially all of its backlog of orders for this segment at December 31, 2004 will be filled during 2005.

     Sales are made to approximately 1,626 customers. Direct sales to the government were less than 1% of Microelectronics Group sales for each of 2004, 2003 and 2002. Sales outside the United States, principally to Western Europe, Canada and the Pacific Rim, accounted for approximately 22% of Microelectronics Group sales in 2004, 15% in 2003 and 18% in 2002. Other segment reporting and geographic information set forth on page 49 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

MICROELECTRONICS GROUP -- RESEARCH AND DEVELOPMENT

     Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for the Microelectronics Group amounted to $1,154,000 for 2004; $1,409,000 for 2003 and $1,743,000 for 2002. A staff of six scientists, engineers and technicians was employed in this effort as of year-end 2004.

GENERAL

AVAILABILITY OF RAW MATERIALS

     The principal raw materials used by the Company are beryllium (extracted from both imported beryl ore and bertrandite mined from the Company's Utah properties), copper, gold, silver, nickel, platinum, palladium and aluminum. Ore reserve data in Management's Discussion and Analysis on page 24 of the Company's annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference. The Company has agreements to purchase stated quantities of beryl ore, beryllium metal and beryllium-copper master alloy from the Defense Logistics Agency of the U.S. Government. In addition, the Company has a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of beryllium-copper master alloy and beryllium vacuum cast billet. The availability of these raw materials, as well as other materials used by the Company, is adequate and generally not dependent on any one supplier.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name, age and position of each of our executive officers as of December 31, 2004:

NAME                  AGE                      POSITIONS AND OFFICES
----                  ---                      ---------------------
Gordon D. Harnett     62    Chairman of the Board, President, Chief Executive Officer
                            and Director.  Mr. Harnett was elected Chairman of the
                            Board, Chief Executive Officer and Director of the Company
                            effective January 1991. In addition, Mr. Harnett has served as President of the Company from January 1991 to May 2001
                            and from May 2002 to the present. Prior to January 1991, he had served as a Senior Vice President of The B. F. Goodrich
                            Company from November 1988.
John D. Grampa        57    Vice President Finance and Chief Financial Officer.  Mr.
                            Grampa was elected Vice President Finance and Chief
                            Financial Officer in November 1999. He had served as Vice
                            President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide
                            Materials Business of Avery Dennison Corporation since March
                            1994 and held other various financial positions at Avery
                            Dennison Corporation from 1984.
Daniel A. Skoch       55    Senior Vice President, Administration.  Mr. Skoch was
                            elected Senior Vice President, Administration in July 2000.
                            Prior to that time, he had served as Vice President
                            Administration and Human Resources since March 1996. He had served as Vice President, Human Resources since July 1991
                            and prior to that time, he was Corporate Director --
                            Personnel.
Richard J. Hipple     52    President of Alloy Products, Brush Wellman Inc.  Mr. Hipple
                            joined Brush Wellman in July 2001 and served as its Vice
                            President of Strip Products from July 2001 until May 2002, at which time he was promoted to President of Alloy
                            Products. Prior to joining Brush, Mr. Hipple was President of LTV Steel Company, a business unit of the LTV
                            Corporation. Prior to running LTV's steel business, Mr.
                            Hipple held numerous leadership positions in Engineering,
                            Operations, Strategic Planning, Sales and Marketing and
                            Procurement since 1975 at LTV. LTV filed for chapter 11
                            bankruptcy protection in December 2000.

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

     JUAB COUNTY, UTAH -- 7,500 acres with respective mineral rights from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of the mineral rights is held under lease. Ore reserve data set forth on page 24 in the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

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

     READING, PENNSYLVANIA -- A 123,000 square foot plant on a 55 acre site that produces thin precision strips of beryllium copper and other alloys and beryllium copper rod and wire.

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

     TAIPEI, TAIWAN -- A 5,000 square foot service/bonding center supporting the PVD product market in Asia.

     TUCSON, ARIZONA -- A complex containing approximately 53,000 square feet of building space on a 7 acre site for the production of beryllium oxide ceramic substrates.

     WHEATFIELD, NEW YORK -- A 29,000 square foot facility on a 10.2 acre site for manufacturing services relating to braze material and specialty alloys.

RESEARCH FACILITIES AND ADMINISTRATIVE OFFICES

     CLEVELAND, OHIO -- A 110,000 square foot building on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

SERVICE AND DISTRIBUTION CENTERS

     ELMHURST, ILLINOIS -- A 28,500 square foot leased facility principally for distribution of beryllium copper alloys.

     FAIRFIELD, NEW JERSEY -- A 24,500 square foot leased facility principally for distribution of beryllium copper alloys.

     FUKAYA, JAPAN -- A 35,500 square foot facility on 1.8 acres of land in Saitama Prefecture principally for distribution of beryllium copper alloys.

     SINGAPORE -- A 2,500 square foot leased sales office that houses employees of Alloy Products and WAM Far East.

     STUTTGART, GERMANY -- A 24,750 square foot leased facility principally for distribution of beryllium copper alloys.

     THEALE, ENGLAND -- A 19,700 square foot leased facility principally for distribution of beryllium copper alloys.

     WARREN, MICHIGAN -- A 34,500 square foot leased facility principally for distribution of beryllium copper alloys.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and our subsidiaries are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

BERYLLIUM CLAIMS

     As of December 31, 2004, our subsidiary, Brush Wellman Inc., was a defendant in 12 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

     During 2004, the number of beryllium cases changed from 15 (involving 33 plaintiffs) as of December 31, 2003 to 12 cases (involving 56 plaintiffs) as of December 31, 2004. During 2004, an aggregate of six cases (involving 10 plaintiffs) were settled and dismissed. Three cases (involving eight plaintiffs) were voluntarily dismissed by the plaintiffs. Five cases involving 36 plaintiffs were filed in 2004. In one case (involving one plaintiff) which was previously reported as being voluntarily dismissed by the plaintiff, the plaintiff's employer filed a motion to intervene, which was granted by the court, although the court also granted the voluntary dismissal by the plaintiff. In one purported class action that was previously reported on, an amended complaint was filed (involving five additional named plaintiffs). In one purported class action that was previously reported on, class certification was denied, although the case remains pending as a third-party claim. In that case, the Company learned during the year that a Suggestion of Death of one plaintiff was filed during a previous reporting period.

     The 12 pending beryllium cases as of December 31, 2004 fall into two categories: nine cases involving third-party individual plaintiffs, with 17 individuals (and five spouses who have filed claims as part of their spouse's case and two children who have filed claims as part of their parent's case); and three purported class actions, involving 32 plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

     The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc. and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs' wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability -- design defect, strict liability -- failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys' fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses.

     The second purported class action is Neal Parker, et al. v, Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on March 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys' fees and punitive damages.

     The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597 on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc; Brush Wellman Inc.; Wess-Del, Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys' fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Park, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. The Company filed a Motion to Dismiss on September 28, 2004.

     The Company had one purported class action that has now been finally decided. That case was John Wilson, et al. v. Brush Wellman Inc., originally filed in Court of Common Pleas, Cuyahoga County, Ohio, case number 00-401890-CV, on February 14, 2000. The named plaintiffs were John Wilson, Daniel A. Martin, Joseph A. Szenderski, Larry Strang, Hubert Mays, Michael Fincher and Reginald Hohenberger. Mr. Szenderski was voluntarily dismissed by the court on September 27, 2000. Mr. Szenderski filed a separate claim, which is now settled and dismissed. A Suggestion of Death for Mr. Mays was filed in May 2002. The only defendant is Brush Wellman. The trial court denied class certification on February 12, 2002, and the Court of Appeals, Ohio 8th District, remanded on October 17, 2002. The case was appealed to the Ohio Supreme Court, case number 03-0048, and oral arguments were heard on December 16, 2003. The Ohio Supreme Court reversed the appellate court judgment and reinstated the trial court's order denying class certification on November 17, 2004. The plaintiffs purported to sue on behalf of a class of workers who belonged to unions in the Northwestern Ohio Building Construction Trades Council who worked in Brush Wellman's Elmore plant from 1953-1999. They brought claims for negligence, strict liability, statutory product liability, ultrahazardous activities and punitive damages and sought establishment of a fund for medical surveillance and screening. The plaintiffs were seeking that Brush Wellman pay for a reasonable medical surveillance and screening program for plaintiffs and class members, punitive damages, interest, costs and attorneys' fees. The case has been remanded to the trial court, where it remains pending as a third-party case (involving five plaintiffs).

     From January 1, 2005 to February 28, 2005, three third-party cases (involving four plaintiffs) were filed. In addition, the Company received a summons and class action initiation order in one case, although no complaint has been filed; however, the Company has filed a motion to vacate the class action initiation order and to strike the praecipe for writ of summons and summons itself, on the ground that no class action was commenced because plaintiff did not file a complaint. In one purported class action, George Paz, et al. v. Brush Engineered Materials Inc., et al., the Company's Motion to Dismiss was granted and judgment was entered on January 11, 2005; however, the plaintiffs have filed an appeal.

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

     One of the Company's subsidiaries, Williams Advanced Materials Inc. (WAM), is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the United States District Court, Western District of New York, consolidated under case number 03-CV-0276A(SR), WAM has asked the court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. In September 2004, Target filed a separate action for patent infringement in United States District Court, Central District of California, case number SACV04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, and that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages, and attorneys' fees and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded on the New York Stock Exchange. As of March 11, 2005 there were 1,636 shareholders of record. Information as to stock price set forth on page 51 in Note P to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference. The Company's ability to pay dividends is restricted as provided in its subordinated term note agreement dated December 4, 2003.

     We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on pages 52 and 53 of the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 14 through 27 of the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk disclosures on pages 26 and 27 of the annual report to shareholders for the year ended December 31, 2004 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent registered accounting firm and the following consolidated financial statements of the Company included in the annual report to shareholders for the year ended December 31, 2004 are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 2004 and 2003.

     Consolidated Statements of Income -- Years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     Quarterly Data on page 51 in Note P to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15(b) under the Securities

Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management's assessment on our internal control over financial reporting is contained in Management's Report on Internal Control over Financial Reporting on page 29 in our annual report to shareholders for the year ended December 31, 2004 and is incorporated herein by reference.

     The Report of Independent Registered Public Accounting Firm on our internal control over financial reporting opining on management's assessment, included in Management's Report on Internal Control over Financial Reporting, and opining on the effectiveness of our internal control over financial reporting is contained on page 29 in the annual report to shareholders for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under "Election of Directors" in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item relating to our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this report and is incorporated by reference into this section. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference from the section entitled "Corporate Governance; Committees of the Board of Directors" in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     The Company has adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Ethics Policy that applies to our chief executive officer, chief operating officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. These materials, along with the charters of the Audit, Governance, Organization and Compensation and Retirement Plan Review Committees of the Company's Board of Directors, which also comply with applicable requirements, are available on the Company's website at www.beminc.com, and copies are also available upon request by any shareholder to Secretary, Brush Engineered Materials Inc., 17876 St. Clair Avenue, Cleveland, Ohio 44110. The Company makes its reports on Forms 10-K, 10-Q and 8-K available on its website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments or waivers to the Company's Code of Ethics Policy and Policy Statement on Significant Corporate Governance Issues will also be made available on the Company's website. The information on our website is not incorporated by reference into this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this heading is incorporated by reference from the section entitled "Executive Compensation" and "Director Compensation" on pages 8, 11, 12 and 17-18 in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this heading is incorporated by reference from the sections entitled "Beneficial Ownership Table" and "Equity Compensation Plan Information" in the Proxy Statement on pages 9 and 12 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required under this heading is incorporated by reference from the section entitled "Relationship with Independent Auditors" in the Proxy Statement on page 20 for the Company's 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

     Included in Part II of this Form 10-K annual report incorporated by reference to the annual report to shareholders for the year ended December 31, 2004 are the following consolidated financial statements:

     Consolidated Balance Sheets -- December 31, 2004 and 2003.

     Consolidated Statements of Income -- Years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Cash Flows -- Years ended December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Accounting Firm.

(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial information for the years ended December 31, 2004, 2003 and 2002 is submitted herewith:

     Schedule II -- Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. EXHIBITS

    (3a)     Amended and Restated Articles of Incorporation of Brush
             Engineered Materials Inc. (filed as Annex B to the
             Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
    (3b)     Amended and Restated Code of Regulations of Brush Engineered
             Materials Inc. (filed as Exhibit 4(b) to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.
    (4a) Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A.
             as Rights Agent (filed as Exhibit 4(a) to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May
             16, 2000), incorporated herein by reference.
    (4b)     First Amendment to Rights Agreement, dated as of December 7,
             2004, by and between Brush Engineered Materials Inc. and
             LaSalle Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Brush Engineered
             Materials Inc. on December 13, 2004), incorporated herein by reference.
    (4c)     Indenture Modification between Toledo-Lucas County Port
             Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Quarterly Report on Form 10-Q filed by Brush Engineered
             Materials Inc. on August 11, 2003), incorporated herein by reference.
    (4d)     Lease Modification from National City Bank, Trustee as
             Lessor to Brush Wellman Inc. as Lessee, dated as of May 30,
             2003 (filed as Exhibit 4.1 to the Quarterly Report on Form
             10-Q filed by Brush Engineered Materials Inc. on August 11,
             2003), incorporated herein by reference.
    (4e) Pursuant to Regulation S-K, Item 601 (b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.




    (4f)     Credit Agreement dated December 4, 2003 among Brush
             Engineered Materials Inc. and other borrowers and Bank One,
             N.A, acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company's Form 8-K on December 5, 2003), incorporated herein by reference.



    (4g) Post-Closing Letter Agreement dated December 4, 2003 among the Company, Bank One, N.A., as agent, and the other parties to the Credit Agreement dated as of the date hereof, and Associated Waivers (filed as Exhibit 4(a) to the Quarterly
             Report on Form 10-Q for the quarter ended July 2, 2004), incorporated herein by reference.



    (4h) First Amendment to Credit Agreement dated March 1, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 4f to the Company's Form 10-K Annual Report for the year ended December 31, 2003), incorporated herein by reference.



    (4i) Second Amendment to Credit Agreement dated December 22, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by
             Brush Engineered Materials Inc. on December 27, 2004), incorporated herein by reference.



    (4j)     Loan Agreement dated December 4, 2003 among Brush Engineered
             Materials Inc. and other borrowers party hereto and Guggenheim Corporate Funding, LLC, as Collateral Agent
             (filed as Exhibit 99.1 to the Company's Form 8-K on December
             16, 2003), incorporated herein by reference.
    (4k) First Amendment to Loan Agreement dated December 4, 2003 among Brush Engineered Materials Inc. and the other borrowers party hereto and Guggenheim Corporate Funding, LLC, as Collateral Agent.



    (10a)* Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended
             December 31, 1994), incorporated herein by reference.



    (10b)* Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10h to the Company's Form 10-K Annual Report for the year ended
             December 31, 1994), incorporated herein by reference.



    (10c)* Form of Severance Agreement entered into by the Company and Messrs. Gordon D. Harnett, Daniel A. Skoch and John D.
             Grampa dated October 8, 2001 (filed as Exhibit 10f to the
             Company's Form 10-K Annual Report for the year ended
             December 31, 2001), incorporated herein by reference.



    (10d)* Form of Severance Agreement entered into by the Company and Mr. Richard J. Hipple dated March 4, 2003.



    (10e)* Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company's Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.



    (10f)*   Form of Trust Agreement between the Company and Key Trust
             Company of Ohio, N.A. (formerly Ameritrust Company National
             Association) on behalf of the Company's executive officers
             (filed as Exhibit 10e to the Company's Form 10-K Annual
             Report for the year ended December 31, 1994), incorporated herein by reference.



    (10g)*   2004 Management Performance Compensation Plan (filed as
             Exhibit 10.1 to the Current Report on Form 8-K filed on
             February 7, 2005), incorporated herein by reference.
    (10h)*   2005 Management Performance Compensation Plan II (filed as
             Exhibit 10.2 to the Current Report on Form 8-K filed on
             February 7, 2005), incorporated herein by reference.



    (10i)*   Long-term Incentive Plan for the performance period January
             1, 2003 through December 31, 2004 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.




    (10j)*   Long-term Incentive Plan for the performance period January
             1, 2005 through December 31, 2007 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.



    (10k)* 1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc.
             as Exhibit 15A to Post-Effective Amendment No. 3 to
             Registration Statement No. 2-64080), incorporated herein by reference.



    (10l)*   Amendment, effective May 16, 2000, to the 1979 Stock Option
             Plan (filed as Exhibit 4(b) to Post-Effective Amendment No.
             5 to Registration Statement on Form S-8, No. 2-64080), incorporated herein by reference.



    (10m)* 1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush
             Wellman Inc. as Exhibit 4.4 to Registration Statement on
             Form S-8, No. 33-28605), incorporated herein by reference.



    (10n)*   Amendment, effective May 16, 2000, to the 1984 Stock Option
             Plan (filed as Exhibit 4(b) to Post-Effective Amendment No.
             1 to Registration Statement on Form S-8, No. 2-90724), incorporated herein by reference.



    (10o)*   1989 Stock Option Plan (filed as Exhibit 4.5 to Registration
             Statement on Form S-8, No. 33-28605), incorporated herein by reference.



    (10p)*   Amendment, effective May 16, 2000, to the 1989 Stock Option
             Plan (filed as Exhibit 4(b) to Post- Effective Amendment No.
             1 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.



    (10q)* 1995 Stock Incentive Plan (As Amended March 3, 1998) (filed as Exhibit A to the Company's Proxy Statement dated March
             16, 1998), incorporated herein by reference.



    (10r)*   Amendment, effective May 16, 2000, to the 1995 Stock
             Incentive Plan (filed as Exhibit 4(b) to Post-Effective
             Amendment No. 1 to Registration Statement on Form S-8, No.
             333-63357), incorporated herein by reference.



    (10s)*   Amendment No. 2, effective February 1, 2005, to the 1995
             Stock Incentive Plan (filed as Exhibit 10.4 to the Current
             Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.



    (10t)*   Form of Nonqualified Stock Option Agreement.



    (10u)*   Form of Nonqualified Stock Option Agreement (filed as
             Exhibit 10.7 to the Current Report on Form 8-K filed on
             February 7, 2005) incorporated herein by reference.



    (10v)*   Form of Nonqualified Stock Option Agreement for Mr. Harnett
             (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.



    (10w)*   Form of Special Restricted Stock Agreement.



    (10x)*   Form of 2004 Special Restricted Stock Agreement.



    (10y)*   Form of 2005 Performance Share Agreement.



    (10z)*   Supplemental Retirement Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10n to the Company's Form
             10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.



    (10aa)*  Amendment Number 2, adopted January 1, 1996, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992 (filed as Exhibit 10o to the Company's Form 10-K Annual
             Report for the year ended December 31, 1995), incorporated herein by reference.



    (10bb)*  Amendment Number 3, adopted May 5, 1998, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992 (filed as Exhibit 10s to the Company's Form 10-K Annual
             Report for the year ended December 31, 1998), incorporated herein by reference.



    (10cc)*  Amendment Number 4, adopted December 1, 1998, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10t to the Company's Form
             10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.




    (10dd)*  Amendment Number 5, adopted December 31, 1998, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992 (filed as Exhibit 10u to the Company's Form
             10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.



    (10ee)*  Amendment Number 6, adopted September, 1999, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992. (filed as Exhibit 10u to the Company's Form 10-K
             Annual Report for the year ended December 31, 2000), incorporated herein by reference.



    (10ff)*  Amendment Number 7, adopted May, 2000, to Supplemental
             Retirement Benefit Plan as amended and restated December 1,
             1992. (filed as Exhibit 10v to the Company's Form 10-K
             Annual Report for the year ended December 31, 2000), incorporated herein by reference.



    (10gg)*  Amendment Number 8, adopted December 21, 2001, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992. (filed as Exhibit 10-u to the Company's
             Form 10-K Annual Report for the year ended December 31,
             1994), incorporated herein by reference.



    (10hh)*  Amendment Number 9, adopted December 22, 2003, to
             Supplemental Retirement Benefit Plan as amended and restated
             December 1, 1992. (filed as Exhibit 10s to the Company's
             Form 10-K Annual Report for the year ended December 31,
             2003), incorporated herein by reference.



    (10ii)*  Key Employee Share Option Plan (filed as Exhibit 4.1 to the
             Registration Statement on Form S-8 No. 333-52141 filed by
             Brush Wellman Inc. on May 5, 1998), incorporated herein by reference.



    (10jj)*  Amendment No. 1 to the Key Employee Share Option Plan,
             (effective May 16, 2000) (filed as Exhibit 4(b) to
             Post-Effective Amendment No. 1 to Registration Statement on
             Form S-8, No. 333-52141), incorporated herein by reference.



    (10kk)*  1997 Stock Incentive Plan for Nonemployee Directors, (As
             Amended and Restated as of May 1, 2001) filed as Appendix B to the Company's Proxy Statement dated March 19, 2001), incorporated herein by reference.



    (10ll)*  Amendment No. 1 to the 1997 Stock Incentive Plan for
             Nonemployee Directors (filed as Exhibit 10gg to the
             Company's Form 10-K Annual Report for the year ended
             December 31, 2003), incorporated herein by reference.



    (10mm)*  Form of Nonqualified Stock Option Agreement for Nonemployee
             Directors.



    (10nn)*  Deferred Compensation Plan for Nonemployee Directors (As
             Amended and Restated as of December 2, 1997) (filed as
             Exhibit 4(d) to the Registration Statement on Form S-8, No.
             333-63353, filed by Brush Wellman Inc.), incorporated herein by reference.



    (10oo)*  2000 Reorganization Amendment, dated May 16, 2000, to the
             1997 Deferred Compensation Plan for Nonemployee Directors
             (filed as Exhibit 4(b) to Post-Effective Amendment No. 1 to
             Registration Statement on Form S-8, No. 333-63353), incorporated herein by reference.



    (10pp)*  Amendment No. 1 (effective September 11, 2001) to the 1997
             Deferred Compensation Plan for Nonemployee Directors (filed as Exhibit 4(c) to the Company's Post-Effective Amendment
             No. 1 to Registration Statement No. 333-74296), incorporated herein by reference.



    (10qq)*  Amendment No. 2 (effective September 13, 2004) to the 1997
             Deferred Compensation Plan for Nonemployee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for the quarter ended October 1, 2004), incorporated herein by reference.



    (10rr)*  Amendment No. 3 (effective January 1, 2005) to the 1997
             Deferred Compensation Plan for Nonemployee Directors.



    (10ss)*  2005 Deferred Compensation Plan for Nonemployee Directors
             (effective January 1, 2005) (filed as Exhibit 10.2 to the
             Current Report on Form 8-K filed by Brush Engineered
             Materials Inc. on December 13, 2004), incorporated herein by reference.

    (10tt)*  Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as
             Exhibit 10.1 to the Current Report on Form 8-K filed by Brush Engineered Materials
             Inc. on December 13, 2004), incorporated herein by reference.



    (10uu)*  Trust Agreement between the Company and National City Bank, N.A. dated January 1,
             1992 on behalf of Non-employee Directors of the Company (filed as Exhibit 10k to the Company's Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.



    (10vv)*  Trust Agreement between the Company and LaSalle Bank, N.A. dated January 1, 2005 relating to the 2005 Deferred Compensation Plan for Nonemployee Directors and the
             1997 Stock Incentive Plan for Nonemployee Directors.



    (10ww)*  Trust Agreement between the Company and Fifth Third, dated March 10, 2005 on relating to the 2005 Executive Deferred Compensation Plan II.



    (10xx)   Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas
             County Port Authority (filed as Exhibit 10v to the Company's Form 10-K Annual
             Report for the year ended December 31, 1996), incorporated herein by reference.



    (10yy)   Amended and Restated Inducement Agreement with the Prudential Insurance Company of
             America dated May 30, 2003 (filed as Exhibit 10 to the Company's Form 10-Q
             Quarterly Report for the quarter ended June 27, 2003), incorporated herein by reference.



    (10zz)   Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman
             Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the
             Company's Form 10-Q Quarterly Report for the quarter ended September 26, 2003), incorporated herein by reference.



    (10ab)   Supply Agreement between the Defense Logistic Agency and Brush Wellman Inc. for
             the sale and purchase of beryllium products.



    (13)     Annual report to shareholders for the year ended December 31, 2004



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

                                                BRUSH ENGINEERED MATERIALS INC.

By: /s/ GORDON D. HARNETT                       By: /s/ JOHN D. GRAMPA
    -----------------------------------------   -----------------------------------------
    Gordon D. Harnett                               John D. Grampa
    Chairman of the Board, President                Vice President Finance
    and Chief Executive Officer                     and Chief Financial Officer

March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              /s/ GORDON D. HARNETT*                 Chairman of the Board, President,    March 14, 2005
 ------------------------------------------------       Chief Executive Officer and
                Gordon D. Harnett*                     Director (Principal Executive
                                                                 Officer)


                /s/ JOHN D. GRAMPA                   Vice President Finance and Chief     March 14, 2005
 ------------------------------------------------      Financial Officer (Principal
                  John D. Grampa                     Financial and Accounting Officer)


            /s/ ALBERT C. BERSTICKER*                            Director                 March 14, 2005
 ------------------------------------------------
              Albert C. Bersticker*


             /s/ JOSEPH P. KEITHLEY*                             Director                 March 14, 2005
 ------------------------------------------------
               Joseph P. Keithley*


             /s/ WILLIAM B. LAWRENCE*                            Director                 March 14, 2005
 ------------------------------------------------
               William B. Lawrence*


              /s/ WILLIAM P. MADAR*                              Director                 March 14, 2005
 ------------------------------------------------
                William P. Madar*


              /s/ WILLIAM G. PRYOR*                              Director                 March 14, 2005
 ------------------------------------------------
                William G. Pryor*


               /s/ N. MOHAN REDDY*                               Director                 March 14, 2005
 ------------------------------------------------
                 N. Mohan Reddy*




            /s/ WILLIAM R. ROBERTSON*                            Director                 March 14, 2005
 ------------------------------------------------
              William R. Robertson*


              /s/ JOHN SHERWIN, JR.*                             Director                 March 14, 2005
 ------------------------------------------------
                John Sherwin, Jr.*

---------------

* The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.



 By:    /s/ JOHN D. GRAMPA                                                                March 14, 2005
        ------------------------------------------
        John D. Grampa
        Attorney-in-Fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

COL. A                           COL. B                     COL. C                       COL. D           COL. E
------                         ----------   ---------------------------------------   ------------    --------------
                                                           ADDITIONS
                                            ---------------------------------------
                               BALANCE AT         (1)                  (2)
                               BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     DEDUCTION --    BALANCE AT END
DESCRIPTION                    OF PERIOD      AND EXPENSES     ACCOUNTS -- DESCRIBE     DESCRIBE        OF PERIOD
-----------                    ----------   ----------------   --------------------   ------------    --------------
Year ended December 31, 2004
Deducted from asset accounts:
  Allowance for doubtful
     accounts receivable.....  $1,427,264      $  532,482               $0             $  404,477(A)    $1,555,269
  Inventory reserves and
     obsolescence............  $4,301,000      $  870,000               $0             $2,005,000(B)    $3,166,000
Year ended December 31, 2003
Deducted from asset accounts:
  Allowance for doubtful
     accounts receivable.....  $1,316,645      $  768,914               $0             $  658,295(A)    $1,427,264
  Inventory reserves and
     obsolescence............  $3,843,000      $2,573,000               $0             $2,115,000(B)    $4,301,000
Year ended December 31, 2002
Deducted from asset accounts:
  Allowance for doubtful
     accounts receivable.....  $1,513,607      $  346,287               $0             $  543,249(A)    $1,316,645
  Inventory reserves and
     obsolescence............  $4,707,000      $3,598,000               $0             $4,462,000(B)    $3,843,000

---------------

Note A -- Bad debts written-off, net of recoveries.

Note B -- Inventory write-off.