Form 10-Q
period 2005-04-01
BRUSH ENGINEERED MATERIALS INC
filed 2005-05-05
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2005
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
216-486-4200
Registrant’s telephone number, including area code:
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
       As of April 29, 2005 there were 19,226,632 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION
BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements
       The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended April 1, 2005 are as follows:

Consolidated Statements of Income — First Quarter ended April 1, 2005 and April 2, 2004

Consolidated Balance Sheets — April 1, 2005 and December 31, 2004

Consolidated Statements of Cash Flows — Three months ended April 1, 2005 and April 2, 2004

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended

	April 1,	April 2,
(Dollars in thousands except share and per share amounts)	2005	2004

Net sales	$130,372	$125,862
Cost of sales	101,795	96,285

Gross margin	28,577	29,577
Selling, general and administrative expense	18,701	19,048
Research and development expense	1,241	1,268
Other-net	2,211	3,190

Operating profit	6,424	6,071
Interest expense	1,622	2,218

Income before income taxes	4,802	3,853
Income taxes	516	99

Net income	$4,286	$3,754

Per share of common stock: basic	$0.22	$0.23
Weighted average number of common shares outstanding	19,197,476	16,618,565
Per share of common stock: diluted	$0.22	$0.22
Weighted average number of common shares outstanding	19,411,560	16,980,786
See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Apr. 1,	Dec. 31,
(Dollars in thousands)	2005	2004

Assets
Current assets
Cash and cash equivalents	$9,677	$49,643
Accounts receivable	65,863	59,229
Inventories	99,650	95,271
Prepaid expenses	7,617	8,348
Deferred income taxes	24	275

Total current assets	182,831	212,766
Other assets	14,172	14,876
Long-term deferred income taxes	925	928
Property, plant and equipment	542,768	540,937
Less allowances for depreciation, depletion and impairment	368,088	363,318

	174,680	177,619
Goodwill	7,992	7,992

	$380,600	$414,181

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$10,948	$11,692
Current portion of long-term debt	636	19,209
Accounts payable	16,345	13,234
Other liabilities and accrued items	32,105	50,452
Unearned revenue	2,537	7,789
Income taxes	1,415	1,591

Total current liabilities	63,986	103,967
Other long-term liabilities	9,789	10,798
Retirement and post-employment benefits	50,370	49,729
Long-term debt	41,515	41,549
Shareholders’ equity	214,940	208,138

	$380,600	$414,181

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended

	April 1,	April 2,
(Dollars in thousands)	2005	2004

Net income	$4,286	$3,754
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	5,343	5,396
Amortization of deferred financing costs in interest expense	304	362
Derivative financial instrument ineffectiveness	(510)	482
Decrease (increase) in accounts receivable	(7,059)	(12,121)
Decrease (increase) in inventory	(5,024)	(7,684)
Decrease (increase) in prepaid and other current assets	941	(290)
Increase (decrease) in accounts payable and accrued expenses	(11,413)	2,437
Increase (decrease) in unearned revenue	(5,252)	—
Increase (decrease) in interest and taxes payable	(1,600)	(1,147)
Increase (decrease) in other long-term liabilities	949	(1,128)
Other — net	826	800

Net cash used in operating activities	(18,209)	(9,139)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(2,179)	(1,356)
Payments for mine development	—	(90)
Purchase of equipment previously held under operating lease	(448)	—
Proceeds from sale of property, plant and equipment	25	15
Other investments — net	(16)	39

Net cash used in investing activities	(2,618)	(1,392)
Cash flows from financing activities:
Proceeds from issuance/(repayment) of short-term debt	(717)	8,983
Proceeds from issuance of long-term debt	—	24
Repayment of long-term debt	(18,607)	(60)
Issuance of common stock under stock option plans	249	1,883

Net cash provided from (used in) financing activities	(19,075)	10,830
Effects of exchange rate changes	(64)	(23)

Net change in cash and cash equivalents	(39,966)	276
Cash and cash equivalents at beginning of period	49,643	5,062

Cash and cash equivalents at end of period	$9,677	$5,338

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)
Note A — Accounting Policies
      In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 1, 2005 and December 31, 2004 and the results of operations for the three month periods ended April 1, 2005 and April 2, 2004. All of the adjustments were of a normal and recurring nature. Certain items in the prior year have been reclassified to conform to the 2005 consolidated financial statement presentation.
Note B — Inventories

	Apr. 1,	Dec. 31,
(Dollars in thousands)	2005	2004

Principally average cost:
Raw materials and supplies	$25,825	$22,705
Work in process	75,805	77,438
Finished goods	30,135	27,538

Gross inventories	131,765	127,681
Excess of average cost over LIFO
Inventory value	32,115	32,410

Net inventories	$99,650	$95,271

Note C — Comprehensive Income
      The reconciliation between net income and comprehensive income for the three month periods ended April 1, 2005 and April 2, 2004 is as follows:

	First Quarter Ended

	Apr. 1,	Apr. 2,
(Dollars in thousands)	2005	2004

Net income	$4,286	$3,754
Cumulative translation adjustment	(874)	225
Change in the fair value of derivative financial instruments	3,261	928

Comprehensive income	$6,673	$4,907

Note D — Segment Reporting
      Effective January 1, 2005, the operating results of Brush Resources Inc. are included as part of the Metal Systems Group. Previously, the operating results of Brush Resources were included as part of All Other in the segment disclosures. Brush Resources sells beryllium hydroxide, produced through its Utah operations, to outside customers and to businesses within the Metal Systems Group. This change is more reflective of how the Company’s businesses are evaluated. The 2004 amounts presented below have been reclassified to reflect this change.

	Metal	Micro-	Total
(Dollars in thousands)	Systems	Electronics	Segments	All Other	Total

First Quarter 2005
Revenues from external customers	$79,481	$50,891	$130,372	$—	$130,372
Intersegment revenues	591	230	821	—	821
Operating profit	2,618	3,696	6,314	110	6,424
First Quarter 2004
Revenues from external customers	$75,958	$49,904	$125,862	$—	$125,862
Intersegment revenues	1,214	296	1,510	—	1,510
Operating profit (loss)	2,598	5,489	8,087	(2,016)	6,071
Note E — Income Taxes
      A tax provision or benefit was not applied against the income before income taxes in either the first quarter 2005 or 2004 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in 2003 and previous periods in accordance with Statement No. 109, “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. The valuation allowance was reduced offsetting a portion of the net tax expense in both the first quarter 2005 and 2004. The Company intends to maintain the valuation allowance until additional realization events occur, including the generation of future taxable income, that would support reversal of all or a portion of the allowance. The tax expense was $0.5 million in the first quarter 2005 and $0.1 million in the first quarter 2004. The tax expense for both periods represents taxes related to various state and local jurisdictions and foreign taxes in Japan and Singapore while the 2005 tax expense also includes $0.2 million for the alternative minimum tax liability.
Note F — Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended

	Apr. 1,	Apr. 2,	Apr. 1,	Apr. 2,
(Dollars in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$1,168	$1,060	$86	$70
Interest cost	1,833	1,725	629	696
Expected return on plan assets	(2,172)	(2,267)	—	—
Amortization of prior service cost	147	162	(28)	(28)
Amortization of net loss/(gain)	217	(3)	90	122

Net periodic benefit cost	$1,193	$677	$777	$860

Note G — Stock-Based Compensation
      The Company has adopted the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation” and applies the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock incentive plan. In accordance with Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table presents the effect on net income and net income per share had compensation cost for the Company’s stock plans been determined consistent with Statement No. 123.

	First Quarter Ended

	April 1,	April 2,
(Dollars in thousands except per share amounts)	2005	2004

Net income, as reported	$4,286	$3,754
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	453	502

Pro forma net income	$3,833	$3,252

Basic income per share, as reported	$0.22	$0.23
Diluted income per share, as reported	0.22	0.22
Basic income per share, pro forma	0.20	0.20
Diluted income per share, pro forma	0.20	0.19
      The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

	First Quarter Ended

	April 1,	April 2,
	2005	2004

Risk free interest rates	5.00%	3.38%
Dividend yield	0%	0%
Volatility	41.9%	41.8%
Expected lives (in years)	6	6
Note H — Indemnity Agreements
      Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM believes it has numerous and strong defenses applicable to both WAM and its customers and is contesting this action. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of April 1, 2005. WAM does not believe a range of potential losses, if any, can be estimated at the present time.
Note I — Subsequent Event
      WAM, through its subsidiary in The Netherlands, purchased OMC Scientific Holdings Limited (OMCS) of Limerick, Ireland for approximately $4.0 million in early May 2005. OMCS provides physical vapor deposition material cleaning and reconditioning services to customers in the magnetic and optical data storage, semiconductor and other markets in Europe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are an integrated producer of engineered materials used in a variety of high performance electrical, electronic, thermal and structural applications. Major markets for our materials include telecommunications and computer, automotive electronics, magnetic and optical data storage, industrial components, appliance, aerospace and defense.
      Our sales in the first quarter 2005 were the highest quarterly total since the first quarter 2001, which was the last full quarter prior to the start of the significant decline in demand from the telecommunications and computer market, our largest market. Sales have now grown for nine consecutive quarters as compared to the same quarter in the previous year. Gross margins in the first quarter 2005, however, were unfavorably impacted by changes in product mix and other factors. While the first quarter 2005 gross margin percent was lower than it was in the first quarter 2004, it was in line with the average margin percent over the last three quarters of 2004. Our expenses in the current quarter were below last year’s level. As a result of the above, our operating profit improved 6% over the year ago period. After incurring operating losses in the 2002 to 2003 time frame, we have now recorded an operating profit in five consecutive quarters.
      We continued to improve our capital structure in the quarter as we reduced total outstanding debt by $19.4 million, including the early repayment of two term loans totaling $18.6 million. This debt reduction will have a positive impact on our interest expense going forward. We also strengthened our domestic defined benefit pension plan financial position by making a $5.0 million contribution to the plan during the quarter.
Results of Operations

	First Quarter

(Millions, except per share data)	2005	2004	Change

Sales	$130.4	$125.9	$4.5
Operating Profit	6.4	6.1	0.3
Net Income	4.3	3.8	0.5
Diluted E.P.S	$0.22	$0.22	—
      Sales of $130.4 million in the first quarter 2005 grew 4% over sales in the first quarter 2004 of $125.9 million and represent a 12% increase over sales in the fourth quarter 2004. Sales in the first quarter 2005 included $6.1 million under the $18.0 million James Webb Space Telescope supply contract compared to $0.9 million in the first quarter 2004. Demand from the telecommunications and computer and automotive electronics markets, our largest two markets, was sluggish in the first quarter 2005. This softness, which continues to affect us in the second quarter 2005, was offset in part by improved demand from other markets and applications, including industrial components, optical media and data storage, semiconductor and various new products.
      International sales, which include sales from foreign operations as well as direct exports from the United States, were $42.5 million in the first quarter 2005 and $42.3 million in the first quarter 2004, a growth rate of less than 1%. Domestic sales grew 5% in the first quarter 2005 over the first quarter 2004.
      Our sales are affected by metal prices, as changes in precious metal prices and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as changes in the dollar’s value relative to other currencies will result in an increase or decrease in the translated value of foreign currency denominated sales. Precious and base metal prices on average were higher while the dollar was weaker on average versus the applicable currencies in the first quarter 2005 as compared to the first quarter 2004. We estimate that the combination of these two factors accounted for approximately $2.3 million of the increase in sales between periods.

      The new sales order entry rate exceeded sales by a minor amount during the first quarter 2005 and the order backlog was relatively unchanged.
      The gross margin was $28.6 million, or 22% of sales, in the first quarter 2005, compared to $29.6 million, or 24% of sales, in the first quarter 2004 as the gross margin declined $1.0 million despite a $4.5 million increase in sales. While the higher sales volumes served to improve margins by approximately $1.1 million, other factors, including the product mix effect, production levels and an increase in raw material and other costs, combined to reduce margins by $2.1 million, more than offsetting the benefits from the higher sales volumes. The change in product mix was negative, meaning that sales of various higher-margin generating products declined while sales of lower-margin generating products increased. Higher base metal prices, primarily copper and nickel, could not be passed through to customers in all cases due to price contracts, pricing practices in the international markets and/or competitive pressures. Manufacturing overhead costs were relatively unchanged in the first quarter 2005 from the first quarter 2004.
      Selling, general and administrative expenses (SG&A) were $18.7 million, or 14% of sales, in the first quarter 2005, compared to $19.0 million, or 15% of sales, in the first quarter 2004. Incentive compensation expense was approximately $0.7 million lower in the first quarter 2005 than in the first quarter 2004. The currency impact on the translation of the foreign subsidiaries’ expenses was an unfavorable $0.2 million. Other administrative expenses increased slightly in the current quarter, including compliance costs with Section 404 of the Sarbanes-Oxley Act.
      Research and development expense (R&D) of $1.2 million in the first quarter 2005 was relatively unchanged from the $1.3 million expense in the first quarter 2004. R&D expense remained 1% of sales in both periods. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improve processes.
      Other-net expense was $2.2 million in the first quarter 2005 versus $3.2 million in the first quarter 2004. The difference in the valuation adjustment on the directors’ deferred compensation plan between periods was a favorable $0.6 million, primarily as a result of the relative movements in the price of our common stock. We recorded a valuation gain of $0.5 million in the first quarter 2005 on the fair value of an interest rate swap contract that does not qualify for hedge accounting; in the first quarter 2004 we recorded a valuation loss of $0.5 million on this swap. Offsetting a portion of these favorable differences was an expense of $0.6 million for the write-off of deferred financing costs associated with the early repayment of two term loans in 2005. These costs were scheduled to be amortized through the fourth quarter 2008 had the loans not been paid off. Exchange losses were $1.2 million in both the first quarter 2005 and 2004. Net-other also includes metal financing fees, bad debt expense, gains and losses on the disposal of fixed assets, amortization of intangible assets, cash discounts and other non-operating items.
      We generated an operating profit of $6.4 million in the first quarter 2005, a 6% improvement over the $6.1 million profit in the first quarter 2004. This improvement resulted from the margin earned on the higher sales and the lower SG&A, R&D and net-other expenses offset in large part by the unfavorable change in product mix and higher material and production costs.
      Interest expense was $1.6 million in the first quarter 2005 compared to $2.2 million in the first quarter 2004. The lower expense was mainly due to the reduced level of outstanding debt. Cash generated by operations during 2004 coupled with the proceeds from a share offering in the third quarter 2004, allowed for debt to be reduced from $108.1 million at the end of the first quarter 2004 to $53.1 million by the end of the first quarter 2005.
      Income before income taxes was $4.8 million in the first quarter 2005 and $3.9 million in the first quarter 2004, a $0.9 million improvement.
      A tax provision was not applied against the income or loss before income taxes in the first quarter 2005 and the first quarter 2004 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with Statement No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the first quarter 2005 and the first quarter

2004. The $0.5 million of expense in the first quarter 2005 and the $0.1 million of expense in the first quarter 2004 represent taxes related to various state and local jurisdictions and foreign taxes in Japan and Singapore. The first quarter 2005 expense also includes a $0.2 million expense for the alternative minimum tax liability.
      Net income was $4.3 million in the first quarter 2005, an improvement of $0.5 million, or 14%, over the net income of $3.8 million earned in the first quarter 2004. However,diluted earnings per share of $0.22 in the first quarter 2005 were unchanged from the first quarter 2004 as a result of the increased number of outstanding shares of our common stock.
      We aggregate our businesses into two reportable segments – the Metal Systems Group and the Microelectronics Group (MEG). Beginning in 2005, Brush Resources Inc., a wholly owned subsidiary that manages our mining and milling operations in Utah, is now included in the Metal Systems Group while previously it was included in the “All Other” column in the segment reporting details. We made this change because we believe that the operating issues affecting Brush Resources, the management of the operations and the flow of materials are more closely aligned with the Metal Systems Group and this change is more reflective of how the operations are now managed. The segment results for the prior year comparisons have been restated to reflect this change. Our parent company and other corporate expenses, as well as the operating results from BEM Services, Inc., a wholly owned subsidiary, are not part of either segment and remain in the All Other column. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial oversight, to our other businesses on a cost-plus basis.
      The operating results within All Other improved $2.1 million in the first quarter 2005 over the first quarter 2004 primarily due to the differences in the valuation adjustments in the directors’ compensation plan and the interest rate swap as previously described, as well as differences in the expense for incentive compensation and the company-owned life insurance program, which was terminated in 2004.
Metal Systems Group

	First Quarter

(Millions)	2005	2004	Change

Sales	$79.5	$76.0	$3.5
Operating Profit	$2.6	$2.6	$—
      The Metal Systems Group, the larger of our two reportable segments, accounting for over 60% of sales and total assets, consists of Alloy Products, Technical Materials, Inc. (TMI), Beryllium Products and Brush Resources Inc. The following chart summarizes sales by business unit within the Metal Systems Group:

	First Quarter

(Millions)	2005	2004	Change

Alloy Products	$52.6	$52.5	$0.1
TMI	12.7	13.8	(1.1)
Beryllium Products	14.2	9.7	4.5
Brush Resources	—	—	—

Total	$79.5	$76.0	$3.5
      Alloy Products manufactures two main product families – strip products and bulk products. Strip products include precision strip and thin diameter rod and wire copper and nickel beryllium alloys that are sold into the telecommunications and computer, automotive and appliance markets. Major applications for strip products include connectors, contacts, switches, relays and shielding. Bulk products are copper and nickel-based alloys manufactured in rod, tube, plate, bar and other customized forms that are sold into the industrial component market, which includes oil and gas, plastic tooling and heavy equipment, as well as the portions of the telecommunications and computer and other markets. The majority of bulk products also contain beryllium. Applications for bulk products include plastic mold tooling, bushings, bearings and welding rods.

      Sales by Alloy Products of $52.6 million in the first quarter 2005 were slightly higher than the $52.5 million of sales in the year ago period. Strip product sales volumes declined 12% while bulk volumes grew 18% in the first quarter 2005 over the first quarter 2004. The fall-off in strip sales volumes was due to weaker demand from the telecommunications and computer and automotive electronic market. The growth in bulk products sales volumes resulted from improved demand from the industrial component market. New products and applications also contributed to the sales growth, including sales of non-beryllium-based alloy systems for heavy equipment applications and other alloys for plastic tooling applications. International sales of Alloy Products increased while domestic sales declined in the first quarter 2005 from the first quarter 2004. New sales order entry for Alloy Products exceeded sales in the first quarter 2005 by approximately $3.1 million.
      TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems. Applications for TMI products include connectors, contacts and semiconductors. TMI’s sales were $12.7 million in the first quarter 2005 compared to $13.8 million in the first quarter 2004, a 7% decrease, with the majority of the decline in sales in the inlay product line. Demand from the telecommunications and computer market, TMI’s second largest market behind automotive electronics, was soft in the first quarter 2005, continuing the trend from the fourth quarter 2004. This softness was due in part to inventory corrections among our customers as well as their customers further downstream in the supply chain. TMI also continued its development work on new products and applications to serve its large existing markets as well as its new emerging markets, including energy and medical products. Sales of these new products helped offset a portion of the decline in sales of TMI’s traditional products in the first quarter 2005.
      Beryllium Products manufactures pure beryllium and beryllium aluminum alloys in rod, tube, sheet and a variety of customized forms. These materials have high stiffness and low density and tend to be premium priced due to this unique combination of properties. Sales by Beryllium Products were $14.2 million in the first quarter 2005, a 46% increase over sales of $9.7 million in the first quarter 2004. The increase was due to shipments under the material supply contract for the James Webb Space Telescope program as sales from the other portions of this business declined slightly. This decline was mainly in beryllium aluminum alloys and was partially due to delays and stretch-outs in a variety of U.S. government defense programs. Performance automotive sales were lower in the first quarter 2005 than the first quarter 2004 as expected. We believe that sales of Beryllium Products may slow down in the second half of this year.
      Brush Resources produces beryllium hydroxide for use as a raw material input for our other businesses and for sale to external customers. There were no external sales of beryllium hydroxide during either the first quarter 2005 or 2004.
      The gross margin on Metal System Group sales was $19.8 million, or 25% of sales, in the first quarter 2005 compared to $19.4 million, or 26% of sales, in the first quarter 2004. The higher sales volume generated an additional $1.3 million in gross margin. The change in product mix was unfavorable between the first quarter 2005 and the first quarter 2004. The unfavorable product mix effect was evident by a decline in the sales of the higher beryllium-containing and therefore higher-priced strip product alloys. A portion of the bulk product sales growth was in the lower-priced and therefore lower margin generating products. The mix effect within TMI was unfavorable as well. The increase in copper and nickel costs could not be passed through to Metal Systems’ customers in all cases and, as a result, gross margin was reduced by an estimated $0.7 million in the first quarter 2005 as compared to the first quarter 2004. The cost of various operating expenses, including utilities and certain chemicals, was also higher in the current period than the year ago period. Manufacturing overhead expenses were $0.4 million lower in the first quarter 2005 than in the first quarter 2004, mainly in manpower and rent costs at the Elmore plant.
      The Metal Systems Group’s SG&A, R&D and Other-net expenses totaled $17.2 million in the first quarter 2005 and $16.6 million in the first quarter 2004. As a percent of group sales, expenses were unchanged at 22% in each period. The unfavorable translation impact on the foreign subsidiaries’ expenses and an increase in various administrative expenses were main causes of the higher expense level in the first quarter

2005. Selling and marketing costs also were slightly higher in the first quarter 2005 than the first quarter 2004. These higher costs were partially offset by a $0.6 million reduction in the incentive compensation expense.
      Operating profit for the Metal Systems Group was $2.6 million in both the first quarter 2005 and first quarter 2004. The benefits from the higher sales were offset by unfavorable changes in product mix, higher base metal costs and an increase in SG&A expenses. Operating profit was approximately 3% of sales in both periods.
Microelectronics Group

	First Quarter

(Millions)	2005	2004	Change

Sales	$50.9	$49.9	$1.0
Operating Profit	$3.7	$5.5	$(1.8)
      The MEG consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart summarizes business unit sales within the MEG:

	First Quarter

(Millions)	2005	2004	Change

WAM	$44.2	$42.1	$2.1
Electronic Products	6.7	7.8	(1.1)

Total	$50.9	$49.9	$1.0
      WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials and ultra-fine wire. The cost of the precious metal sold by WAM is passed through to its customers and WAM generates its margin on its fabrication efforts and not on the particular metal sold. In the first quarter 2005, metal prices, on average, and gold in particular, were higher than in the first quarter 2004, thereby increasing sales without a proportional flow through to margins.
      Sales from WAM’s Brewster, New York facility for giant magnetic resistance thin film and other applications within the magnetic and optical data storage market accounted for the majority of the growth in WAM’s sales. Preform sales were down from the year ago period due to lower demand from the wireless handset market. Vapor deposition target sales were also lower in the first quarter 2005 compared to the first quarter 2004. Sales of specialty alloys, while a relatively small portion of WAM’s business, increased significantly in the current quarter. WAM’s sales in the first quarter 2005 also included shipments for new semiconductor applications; additional product application work and qualification trials continued for this growing market opportunity for WAM’s materials. Total new sales orders received for WAM products equaled sales during the first quarter 2005.
      Electronic Products includes Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $6.7 million in the first quarter 2005, a $1.1 million (15%) reduction from the year ago period. This decline was primarily due to lower sales of electronic packages to the telecommunications and computer market. Sales to the automotive market were lower as well in the current period. Sales of beryllia ceramics also declined while circuitry sales increased slightly in the first quarter 2005 as compared to the first quarter 2004.
      The gross margin on MEG sales was $9.2 million in the first quarter 2005 compared to $10.9 million in the first quarter 2004, a decline of $1.7 million. As a percent of sales, the margin also declined from 22% in the first quarter 2004 to 18% in the first quarter 2005. The decline in gross margin was partially due to an unfavorable change in the product mix. For example, sales into the automotive market, which typically generate higher margins, declined in the current quarter. Competitive pressures on prices and therefore gross margins on vapor deposition sales continued to increase in the first quarter 2005. An unfavorable inventory valuation adjustment was recorded in the first quarter 2005 further reducing the gross margins in that period. Manufacturing overhead costs were essentially unchanged between periods.
      The MEG’s SG&A, R&D and Other-net expenses were $5.5 million in the first quarter 2005, a slight increase over the $5.4 million expense in the first quarter 2004. Expenses were 11% of sales in both periods. A small increase in administrative expenses was partially offset by a slight decline in the incentive compensation expense.
      Operating profit from the MEG was $3.7 million, or 7% of group sales, in the first quarter 2005 and $5.5 million, or 11% of group sales, in the first quarter 2004.
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
      The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Year Ended
	Apr. 1, 2005	Dec. 31, 2004

Total cases pending	16	12
Total plaintiffs	61	56
Number of claims (plaintiffs) filed during period ended	4(5)	6(42)
Number of claims (plaintiffs) settled during period ended	0(0)	6(10)
Aggregate cost of settlements during period ended (dollars in thousands)	$—	$370
Number of claims (plaintiffs) otherwise dismissed	(0)	3(9)
Number of claims (plaintiffs) voluntarily withdrawn	0(0)	0(0)
      Settlement payment and dismissal for a single case may not occur in the same period.
      Additional beryllium claims may arise. Management believes that we have substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $2.2 million at April 1, 2005 and $1.9 million at December 31, 2004. A receivable was recorded of $2.3 million at April 1, 2005, unchanged from December 31, 2004, from our insurance carriers as recoveries for insured claims. An additional $0.4 million was reserved at both April 1, 2005 and December 31, 2004 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.
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
      While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of April 1, 2005, four purported class actions were pending.

      Regulatory Matters. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration, and by private standard-setting organizations. One result of these reviews might be more stringent worker safety standards. More stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or our customers decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially adversely affected. The extent of the adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.
Financial Position
      Net cash used in operating activities was $18.2 million in the first quarter 2005 as changes in working capital items, including increases to accounts receivable and inventory, payment of the employee incentive compensation for 2004 and a contribution to the domestic defined benefit pension plan, more than offset net income and the benefits of depreciation and amortization. Cash balances stood at $9.7 million at the end of the first quarter 2005, a decrease of $40.0 million from the prior year end as a result of the cash used in operations and the funding of capital expenditures and debt repayments.
      Accounts receivable increased $6.6 million during the first quarter 2005, in large part due to the higher sales. Sales in the first quarter 2005 were 12% higher than sales in the fourth quarter 2004. The days sales outstanding (DSO), a measure of the average time to collect receivables, increased in the first quarter 2005 from the quite low level in the fourth quarter 2004, and contributed to the increase in receivables. Accounts written off to bad debt expense totaled $0.2 million in the first quarter 2005.
      Inventories increased by $4.4 million, or 5%, during the first quarter 2005 in part to support the higher sales level. However, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved from the end of last year. The increase in the first-in, first-out (FIFO) inventory value was in the Metal Systems Group, with Alloy Products accounting for the majority of the inventory build. Alloy Products pounds in inventory increased by 2% during the first quarter 2005. The MEG inventories declined 3% from year end.
      Capital expenditures for property, plant and equipment totaled $2.2 million in the first quarter 2005 as capital spending remained below the level of depreciation. The Metal Systems Group accounted for approximately 63% of the spending in the current quarter. Spending within the Elmore, Ohio facility, which supports all of the businesses within the Metal Systems Group, was $0.7 million. Within the MEG, spending at the various WAM facilities totaled $0.6 million. In addition to the $2.2 million of capital spending, we purchased assets for $0.4 million used by the MEG that previously were held under an operating lease.
      Other liabilities and accrued items declined $18.3 million largely as a result of the payment in the first quarter 2005 of the incentive compensation earned by employees in 2004 and a $5.0 million contribution to the domestic defined benefit pension plan. Offsetting a portion of this decline in other liabilities and accruals were additional accruals for the 2005 incentive compensation plans and changes in other miscellaneous accrual balances.
      Unearned revenue, which is a liability representing products invoiced to customers but not shipped, declined from $7.8 million at December 31, 2004 to $2.5 million at April 1, 2005. The majority of this balance relates to the Webb telescope project, with the decline in the first quarter 2005 resulting from shipments of products that were previously invoiced exceeding new billings for unshipped products during the quarter.
      Other long-term liabilities of $9.8 million as of the end of the first quarter 2005 were $1.0 million lower than at the prior year end. This decline was due to changes in the fair value of derivative financial instruments, primarily an interest rate swap. The retirement and post-employment obligation balance was $50.4 million at the end of the first quarter 2005 compared to $49.7 million at December 31, 2004. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

      Total balance sheet debt of $53.1 million at the end of the first quarter was $19.4 million lower than at December 31, 2004. We repaid two term notes totaling $18.6 million during the first quarter 2005 that were originally scheduled to be paid off in installments through 2008. We retain the ability to re-borrow these funds under the revolving credit agreement up to amounts limited by the original term notes’ amortization schedules. The notes were repaid early using the cash balances on hand in order to reduce interest expense going forward. As of April 1, 2005, short-term debt totaled $10.9 million, which included foreign currency denominated loans and a gold denominated loan, while the current portion of long-term debt totaled $0.6 million and long-term debt totaled $41.5 million. We were in compliance with all of our debt covenants as of the end of the first quarter 2005.
      We received $0.2 million for the exercise of approximately 19,600 options to purchase shares of our common stock during the first quarter 2005.
      Total shareholders’ equity increased from $208.1 million at the beginning of the first quarter to $214.9 million at the end of the first quarter. The increase was due primarily to comprehensive income of $6.7 million (see Note C to the Consolidated Financial Statements) and the exercise of options.
      The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $3.3 million during the first quarter 2005, with approximately 10% of this increase due to higher metal prices.
      There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of April 1, 2005 from the year-end 2004 totals as disclosed on page 23 of our annual report to shareholders for the period ended December 31, 2004.
      Net cash used in operations was $9.1 million in the first quarter 2004 due to increases in working capital items, primarily accounts receivable and inventory. Receivables grew $12.0 million due to the higher sales volume in the quarter and a slower DSO. Total inventories increased $7.7 million, or 9%, in the first quarter 2004, although the inventory turnover period improved. The majority of the inventory increase was in the Metal Systems Group. Capital expenditures were $1.4 million in the first quarter 2004. Accounts payable and other liabilities and accrued items increased $4.3 million due to changes in business levels. Balance sheet debt totaled $108.1 million at the end of the first quarter 2004, an increase of $9.0 million during that quarter, which primarily resulted from supporting the increase in working capital items. We received $1.9 million for the exercise of employee stock options during the first quarter 2004. The cash balance stood at $5.3 million at the end of the first quarter 2004, an increase of $0.2 million during that period.
      We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions and environmental remediation projects. Our debt to total capital ratio improved during the first quarter 2005. We had approximately $78.3 million of available borrowing capacity under the existing lines of credit as of April 1, 2005.
Critical Accounting Policies
      Deferred Taxes: A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our then recent cumulative losses. The valuation allowance was adjusted in 2003 and 2004 and charged or credited to income or other comprehensive income as appropriate. The valuation allowance was reduced in the first quarter 2005, offsetting a portion of the tax expense that would have been recorded against pre-tax income. In subsequent periods when we generate pre-tax income, a federal tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of the domestic loss carry-forwards and other deferred tax assets on future tax returns.

      For additional information regarding this and other critical accounting policies, please refer to pages 24 to 26 of our annual report to shareholders for the period ended December 31, 2004.
Market Risk Disclosures
      We are exposed to movements in base metal prices, primarily copper. Copper prices remained quite high in the first quarter 2005. Portions of this exposure are covered by passing the change in prices through to our customers. In the first quarter 2005, we entered into derivative contracts to hedge against further adverse movements in copper prices for a portion of our estimated 2005 exposure.
      For additional information regarding market risks, please refer to pages 26 and 27 of our annual report to shareholders for the period ended December 31, 2004.
Outlook
      Despite soft demand from portions of our two largest markets, we recorded our highest quarterly sales in four years. Our sales backlog remained relatively unchanged during the first quarter 2005, as the new sales order entry rate in the quarter was slightly higher than this high level of sales. The remaining $5.8 million portion of the Webb telescope supply contract is scheduled to be shipped during the balance of this year. We also anticipate making shipments of beryllium hydroxide over the balance of this year as well. We continue to make progress in developing new products and applications and these programs are contributing to our sales growth. Projecting the sales for the balance of 2005 is difficult as it somewhat dependent upon how quickly demand from the telecommunications and computer and automotive electronics markets improve and how quickly various markets accept our new products. However, currently, we are projecting annual sales to be 4% to 8% higher in 2005 than in 2004.
      Profitability will continue to be hampered somewhat to the extent that copper and other material costs remain high and that higher cost cannot be passed through to the customer. In addition, the lower margins from the unfavorable change in product mix could potentially continue as well, as we continue to face stiff price competition in many of our markets. Other cost pressures, including energy, may continue to have a negative impact on margins and profitability. However, we will continue to work towards improving manufacturing yields and efficiencies in order to offset these cost pressures and we believe our cost control measures and practices will help minimize the impact of these pressures on our expense levels.
Forward-Looking Statements
      Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, automotive electronics, magnetic and optical data storage, aerospace and defense, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension costs, energy costs, regulatory compliance costs, and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
       For information regarding the Company’s market risks, please refer to pages 26 and 27 of the Company’s annual report to shareholders for the period ended December 31, 2004.

Item 4.	Controls and Procedures
       We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.
      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended April 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
       The Company and our subsidiaries are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.
Beryllium Claims
      As of April 1, 2005, our subsidiary, Brush Wellman Inc., was a defendant in 16 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.
      During the first quarter of 2005, the number of beryllium cases increased from 12 (involving 56 plaintiffs) as of December 31, 2004 to 16 cases (involving 61 plaintiffs) as of April 1, 2005. During the first quarter, three third party cases (involving 4 plaintiffs) were filed. One purported class action (involving one named plaintiff) was filed. No cases were settled or dismissed during the quarter.
      The 16 pending beryllium cases as of April 1, 2005 fall into two categories: 12 cases involving third-party individual plaintiffs, with 20 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.
      The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc. and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses.
      The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on March 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular, and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants; dismissing Count I of the complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc.
      The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597 on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del, Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Park, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. The Company filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs have filed an appeal.
      The fourth purported class action is Gary Anthony v. Brush Wellman Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 01718 on March 3, 2005. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 05-CV-1202, on March 14, 2005. The only named plaintiff is Gary Anthony. The defendants are Brush Wellman Inc., Gary Kowalski, and Dickinson & Associates Manufacturers Representatives. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses.
Other Claims
      One of the Company’s subsidiaries, Williams Advanced Materials, Inc. (WAM) is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York, consolidated under case number 03-CV-0276A(SR), WAM has asked the court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. In September 2004, Target filed a separate action for patent infringement in U.S. District Court, Central District of California, case number SACV04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, and that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages, and attorneys’ fees and costs.

Item 6.	Exhibits
       (a) Exhibits

11	Computation of per share earnings
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.
Dated: May 5, 2005
/s/ John D. Grampa

John D. Grampa Vice President Finance and Chief Financial Officer