Form 10-Q
period 2005-07-01
BRUSH ENGINEERED MATERIALS INC
filed 2005-08-03
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      ☐
       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐
       As of July 29, 2005 there were 19,226,832 shares of Common Stock, no par value, outstanding.

i

PART I FINANCIAL INFORMATION
BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements
       The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended July 1, 2005 are as follows:

Consolidated Statements of Income — Second Quarter and first half ended July 1, 2005 and July 2, 2004

Consolidated Balance Sheets — July 1, 2005 and December 31, 2004

Consolidated Statements of Cash Flows — First half ended July 1, 2005 and July 2, 2004

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Dollars in thousands except share and per share amounts)	2005	2004	2005	2004

Net sales	$134,651	$128,639	$265,023	$254,501
Cost of sales	105,545	99,198	207,340	195,483

Gross margin	29,106	29,441	57,683	59,018
Selling, general and administrative expense	18,933	19,161	37,634	38,208
Research and development expense	1,295	1,098	2,536	2,366
Other — net	1,453	127	3,664	3,319

Operating profit	7,425	9,055	13,849	15,125
Interest expense	1,646	2,389	3,268	4,607

Income before income taxes	5,779	6,666	10,581	10,518
Income taxes	249	95	764	194

Net income	$5,530	$6,571	$9,817	$10,324

Per share of common stock: basic	$0.29	$0.39	$0.51	$0.62
Weighted average number of common shares outstanding	19,224,298	16,704,568	19,210,887	16,661,099
Per share of common stock: diluted	$0.29	$0.38	$0.51	$0.60
Weighted average number of common shares outstanding	19,351,865	17,127,698	19,374,139	17,107,295
See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	July 1,	Dec. 31,
(Dollars in thousands)	2005	2004

Assets
Current assets
Cash and cash equivalents	$11,206	$49,643
Accounts receivable	67,939	59,229
Inventories	101,664	95,271
Prepaid expenses	9,283	8,348
Deferred income taxes	531	275

Total current assets	190,623	212,766
Other assets	8,785	14,876
Long-term deferred income taxes	658	928
Property, plant and equipment	547,828	540,937
Less allowances for depreciation, depletion and impairment	374,483	363,318

	173,345	177,619
Goodwill	10,805	7,992

	$384,216	$414,181

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$10,973	$11,692
Current portion of long-term debt	636	19,209
Accounts payable	19,457	13,234
Other liabilities and accrued items	32,930	50,452
Unearned revenue	—	7,789
Income taxes	1,008	1,591

Total current liabilities	65,004	103,967
Other long-term liabilities	9,921	10,798
Retirement and post-employment benefits	56,044	49,729
Long-term debt	41,515	41,549
Shareholders’ equity	211,732	208,138

	$384,216	$414,181

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended

	July 1,	July 2,
(Dollars in thousands)	2005	2004

Net income	$9,817	$10,324
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	10,680	12,025
Amortization of deferred financing costs in interest expense	579	722
Derivative financial instrument ineffectiveness	(94)	(1)
Decrease (increase) in accounts receivable	(8,785)	(13,344)
Decrease (increase) in inventory	(7,541)	(12,923)
Decrease (increase) in prepaid and other current assets	1,359	293
Increase (decrease) in accounts payable and accrued expenses	(7,894)	3,033
Increase (decrease) in unearned revenue	(7,789)	1,254
Increase (decrease) in interest and taxes payable	(1,969)	(1,033)
Increase (decrease) in other long-term liabilities	1,348	(1,083)
Other — net	984	1,771

Net cash provided from (used in) operating activities	(9,305)	1,038
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(4,860)	(2,959)
Payments for purchase of business less cash received	(3,982)	—
Payments for mine development	—	(120)
Purchase of equipment previously held under operating lease	(448)	—
Proceeds from sale of property, plant and equipment	45	15
Other investments — net	(11)	14

Net cash used in investing activities	(9,256)	(3,050)
Cash flows from financing activities:
Proceeds from issuance/(repayment) of short-term debt	(673)	13,557
Proceeds from issuance of long-term debt	—	24
Repayment of long-term debt	(18,607)	(8,629)
Issuance of common stock under stock option plans	364	2,381

Net cash provided from (used in) financing activities	(18,916)	7,333
Effects of exchange rate changes	(960)	(58)

Net change in cash and cash equivalents	(38,437)	5,263
Cash and cash equivalents at beginning of period	49,643	5,062

Cash and cash equivalents at end of period	$11,206	$10,325

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)
Note A — Accounting Policies
      In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 1, 2005 and December 31, 2004 and the results of operations for the second quarter and first half ended July 1, 2005 and July 2, 2004. All of the adjustments were of a normal and recurring nature. Certain items in the prior year have been reclassified to conform to the 2005 consolidated financial statement presentation.
Note B — Inventories

	July 1,	Dec. 31,
(Dollars in thousands)	2005	2004

Principally average cost:
Raw materials and supplies	$24,521	$22,705
Work in process	79,976	77,438
Finished goods	29,981	27,538

Gross inventories	134,478	127,681
Excess of average cost over LIFO
Inventory value	32,814	32,410

Net inventories	$101,664	$95,271

Note C — Comprehensive Income (Loss)
      The reconciliation between net income and comprehensive income (loss) for the second quarter and first half ended July 1, 2005 and July 2, 2004 is as follows:

	Second Quarter Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$5,530	$6,571	$9,817	$10,324
Cumulative translation adjustment	(123)	(356)	(997)	(131)
Change in the fair value of derivative financial instruments	2,389	1,424	5,649	2,353
Minimum pension liability	(11,138)	—	(11,138)	—

Comprehensive income (loss)	$(3,342)	$7,639	$3,331	$12,546

      The $11.1 million charge to comprehensive loss in the second quarter 2005 for the minimum pension liability resulted from the remeasurement of the domestic defined benefit pension plan as described in Note F to the Consolidated Financial Statements.
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

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

Second Quarter 2005
Revenues from external customers	$78,503	$56,148	$134,651	$—	$134,651
Intersegment revenues	630	543	1,173	—	1,173
Operating profit (loss)	3,490	4,766	8,256	(831)	7,425
Second Quarter 2004
Revenues from external customers	$77,129	$51,510	$128,639	$—	$128,639
Intersegment revenues	856	391	1,247	—	1,247
Operating profit	2,809	4,804	7,613	1,442	9,055
First Half 2005
Revenues from external customers	$157,984	$107,039	$265,023	$—	$265,023
Intersegment revenues	1,221	773	1,994	—	1,994
Operating profit (loss)	6,108	8,462	14,570	(721)	13,849
First Half 2004
Revenues from external customers	$153,087	$101,414	$254,501	$—	$254,501
Intersegment revenues	2,070	687	2,757	—	2,757
Operating profit (loss)	5,407	10,293	15,700	(575)	15,125
Note E — Income Taxes
      A tax provision or benefit was not applied against the income before income taxes in either the second quarter or the first half of 2005 or 2004 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in 2003 and previous periods in accordance with Statement No. 109. “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. The valuation allowance was reduced offsetting a portion of the net tax expense in both the second quarter 2005 and 2004 as well as in the first half of 2005 and 2004. The Company intends to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. The deferred tax assets recorded on the consolidated balance sheet are shown net of the valuation allowance. The tax expense was $0.2 million in the second quarter 2005 and $0.1 million in the second quarter 2004. For the first half of the year, the tax expense was $0.8 million in 2005 and $0.2 million in 2004. The tax expense for each period represents taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore, while the tax expense for the first half of 2005 also includes $0.1 million for the alternative minimum tax liability.
Note F — Pensions and Other Post-retirement Benefits
      The Company amended its domestic defined benefit pension plan effective in the second quarter 2005. The amendment revised the pension benefit payout formula for the majority of the plan participants and various other aspects of the plan as well. The amendment was determined to be a significant event and therefore the plan assets, liabilities and net periodic cost were remeasured in accordance with Statement No. 87, “Employers’ Accounting for Pensions”.
      The discount rate used to remeasure the benefit obligation and the net cost was reduced to 5.875% from a rate of 6.125% used at December 31, 2004 based upon management’s analysis. Management also determined that other key valuation assumptions, including the expected rate of return on plan assets and the rate of compensation increases, should remain the same as the rates used as of December 31, 2004.
      As a result of the remeasurement, the prior service cost asset of $5.0 million, previously recorded in other assets on the consolidated balance sheet, was charged off against other comprehensive income, a component of shareholders’ equity. The minimum pension liability, which is included in retirement and post-employment benefits on the consolidated balance sheet, increased $6.1 million as a result of the remeasurement, primarily due to the lower discount rate and the change in asset values. The increase to the minimum pension liability was also charged against other comprehensive income, resulting in a total charge to other comprehensive income of $11.1 million.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended

	July 1,	July 2,	July 1,	July 2,
(Dollars in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$1,206	$1,060	$64	$70
Interest cost	1,398	1,725	493	696
Expected return on plan assets	(2,205)	(2,267)	—	—
Amortization of prior service cost	(484)	162	(15)	(28)
Amortization of net loss/(gain)	425	(3)	(90)	122

Net periodic benefit cost	$340	$677	$452	$860

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Dollars in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$2,374	$2,121	$150	$140
Interest cost	3,231	3,450	1,122	1,392
Expected return on plan assets	(4,377)	(4,535)	—	—
Amortization of prior service cost	(337)	323	(43)	(56)
Amortization of net loss/(gain)	642	(5)	—	243

Net periodic benefit cost	$1,533	$1,354	$1,229	$1,719

Note G — Stock-Based Compensation
      The Company has adopted the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation” and applies the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock incentive plan. In accordance with Statement No. 148, “Accounting for Stock-Based Compensation — Transition and

Disclosure,” the following table presents the effect on net income and net income per share had compensation cost for the Company’s stock plans been determined consistent with Statement No. 123.

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Dollars in thousands except per share amounts)	2005	2004	2005	2004

Net income, as reported	$5,530	$6,571	$9,817	$10,324
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	699	722	1,151	1,224

Pro forma net income	$4,831	$5,849	$8,666	$9,100

Basic income per share, as reported	$0.29	$0.39	$0.51	$0.62
Diluted income per share, as reported	0.29	0.38	0.51	0.60
Basic income per share, pro forma	0.25	0.35	0.45	0.55
Diluted income per share, pro forma	0.25	0.34	0.45	0.53
      The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004

Risk free interest rates	3.34%	1.81%	4.66%	3.26%
Dividend yield	0%	0%	0%	0%
Volatility	42.0%	41.8%	42.0%	41.8%
Expected lives (in years)	6	6	6	6
Note H — Indemnity Agreements
      Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM believes it has numerous and strong defenses applicable to both WAM and its customers and is contesting this action. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of July 1, 2005. WAM does not believe a range of potential losses, if any, can be estimated at the present time.
Note I — Acquisition
      WAM, through its subsidiary in The Netherlands, purchased OMC Scientific Holdings Limited (OMCS) of Limerick, Ireland for approximately $4.0 million in cash in the second quarter 2005. OMCS provides physical vapor deposition material cleaning and reconditioning services to customers in the magnetic and optical data storage, semiconductor and other markets in Europe. The preliminary goodwill recorded as a result of the purchase was approximately $2.8 million.

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
      Our sales in the second quarter 2005 were the highest quarterly total since the first quarter 2001, which was the last full quarter prior to the start of the significant decline in demand from the telecommunications and computer market, our largest market. Sales have now grown for ten consecutive quarters as compared to the same quarter in the previous year. Gross margins in the second quarter 2005, however, continued to be unfavorably affected by changes in product mix, higher copper prices and other factors. Our selling, general and administrative expenses in the second quarter of 2005 were below last year’s level, but a derivative valuation and other miscellaneous expenses were higher. As a result of the above, we generated an operating profit of $7.4 million in the second quarter 2005, which was down $1.7 million from the profit earned in the second quarter 2004. However, after incurring operating losses in the 2002 to 2003 time frame, we have now recorded an operating profit for the past six consecutive quarters.
      Our capital structure continued to improve in 2005 as we have reduced debt by $19.3 million this year, including the early repayment of two term loans totaling $18.6 million in the first quarter 2005. After using cash in operations in the first quarter 2005, primarily due to the 2004 employee incentive compensation payments and a pension plan contribution, cash flow from operations was a strong $8.9 million in the second quarter 2005.
Results of Operations

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Millions, except per share data)	2005	2004	2005	2004

Sales	$134.7	$128.6	$265.0	$254.5
Operating Profit	7.4	9.1	13.8	15.1
Net Income	5.5	6.6	9.8	10.3
Diluted E.P.S	$0.29	$0.38	$0.51	$0.60
      Sales of $134.7 million in the second quarter 2005 were 5% higher than sales of $128.6 million in the second quarter 2004. Second quarter 2005 year-to-date sales were $265.0 million, a 4% growth rate over second quarter 2004 year-to-date sales. Sales under the $18.0 million James Webb Space Telescope (JWST) supply contract were $4.2 million in the second quarter 2005 and $10.3 million for the first half of 2005 compared to $0.9 million in the first half of 2004, all of which occurred in the first quarter of that year. Shipments of beryllium hydroxide also contributed to the growth in sales in the second quarter and first half of 2005.
      Demand from the telecommunications and computer and automotive electronics markets, our largest two markets, was sluggish in the first half of 2005. Demand for defense applications softened in the second quarter 2005 as well. This softness was offset in part by improved demand from other markets and applications, including plastic tooling, magnetic and optical data storage, oil and gas, semiconductor and various new products.
      International sales, which include sales from foreign operations as well as direct exports from the United States, were $41.5 million in the second quarter 2005 and $42.8 million in the second quarter 2004, a decline of approximately 3%. Second quarter year-to-date international sales were $83.9 million in 2005 and $85.1 million in 2004. Domestic sales grew 9% in the second quarter 2005 over the second quarter 2004 and 7% in the first half of 2005 over the first half of 2004.
      Our sales are affected by metal prices, as changes in precious metal prices and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as changes in the dollar’s value relative to other currencies will result in an increase or decrease in the translated value of foreign currency denominated sales. Precious and base metal prices on average were higher while the dollar was weaker on average versus the applicable currencies in the second quarter and first half of 2005 compared to the year ago periods. We estimate that the combination of these two factors accounted for approximately $2.6 million of the sales growth in the second quarter 2005 and $4.9 million of the growth in the first half of 2005 over the comparable periods in the prior year.
      The new sales order entry rate was lower than sales during the second quarter 2005 and for the first half of the year. The sales order backlog declined accordingly during 2005, in part due to the large shipments under the JWST program in 2005, the orders for which were received in 2004.
      The gross margin was $29.1 million, or 22% of sales, in the second quarter 2005, compared to $29.4 million, or 23% of sales, in the second quarter 2004 as the gross margin declined $0.3 million despite a $6.1 million increase in sales. For the first half of the year, gross margin was $57.7 million in 2005, or 22% of sales, and $59.0 million, or 23% of sales, in 2004. While the higher sales volumes served to improve margins by approximately $1.8 million in the second quarter 2005 and $2.9 million in the first half of 2005 over the comparable periods in 2004, other factors, including the product mix effect, production levels and an increase in raw material costs, combined to reduce margins by $2.1 million in the quarter and $4.2 million in the first half of 2005, more than offsetting the benefits from the higher sales volumes. The change in product mix was negative, meaning that sales of various higher-margin generating products declined while sales of lower-margin generating products increased. Higher base metal prices, primarily copper and nickel, could not be passed through to customers in all cases due to price contracts, pricing practices in the international markets and/or competitive pressures. Manufacturing overhead costs were slightly lower in the second quarter 2005 than in the second quarter 2004 after being relatively unchanged in the first quarter 2005 from the first quarter 2004.
      Selling, general and administrative expenses (SG&A) were $18.9 million, or 14% of sales, in the second quarter 2005, compared to $19.2 million, or 15% of sales, in the second quarter 2004. For the first half of the year, SG&A expenses were $37.6 million in 2005, a decline of $0.6 million from the $38.2 million expense in 2004. Expenses also declined to 14% of sales in the first half of 2005 from 15% of sales in the first half of 2004. Incentive compensation expense was approximately $2.5 million lower in the second quarter 2005 than in the second quarter 2004 and $3.2 million lower in the first half of 2005 than the first half of 2004. The currency impact on the translation of the foreign subsidiaries’ expenses was an unfavorable $0.1 million in the second quarter 2005 and $0.3 million for the first half of 2005. Other administrative expenses increased in the current year, including compliance costs with Section 404 of the Sarbanes-Oxley Act, which were $0.5 million higher in the first half of 2005 than the comparable period of 2004. Various sales-related expenses were higher in the current year as well. The acquisition of OMC Scientific Holdings Limited (OMCS) by Williams Advanced Materials Inc. (WAM), one of our wholly owned subsidiaries, early in the second quarter added to SG&A expenses in the quarter and the year.
      Research and development expense (R&D) of $1.3 million in the second quarter 2005 increased slightly from the $1.1 million expense in the second quarter 2004. For the first half of the year, R&D expense was $2.5 million in 2005 and $2.4 million in 2004. R&D expense remained at approximately 1% of sales in both the first half of 2005 and 2004. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improve processes.

      The major components of other-net expense for the second quarter and first half of 2005 and 2004 were as follows:

	Income/(Expense)

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Millions)	2005	2004	2005	2004

Exchange gains (losses)	$(0.9)	$(0.8)	$(2.1)	$(2.0)
Directors’ deferred compensation	0.4	0.3	0.4	(0.4)
Derivative ineffectiveness	(0.4)	0.5	0.1	—
Write-off of deferred costs	—	—	(0.6)	—
Other items	(0.6)	(0.1)	(1.5)	(0.9)

Total	$(1.5)	$(0.1)	$(3.7)	$(3.3)

      Exchange losses are caused by the movement in the U.S. dollar’s value relative to the euro, yen and pound sterling as well the impact of matured hedge contracts. The difference in the valuation adjustment on the directors’ deferred compensation plan between periods is primarily a function of the relative movements in the market price of our common stock as our liability to the plan, and therefore expense, increases as the price of the stock increases. The derivative ineffectiveness resulted from changes in the fair value of an outstanding interest rate swap that does not qualify for the favorable hedge accounting treatment. The relative movement of this valuation resulted in a $0.9 million unfavorable change between the second quarter 2005 and the second quarter 2004. We wrote-off $0.6 million of deferred financing costs associated with the early repayment of two term loans in the first quarter 2005. These costs were scheduled to be amortized through the fourth quarter 2008 had the loans not been paid off. Other-net also includes metal financing fees, bad debt expense, gains and losses on the disposal of fixed assets, amortization of intangible assets, cash discounts and other non-operating items.
      We generated an operating profit of $7.4 million in the second quarter 2005, a decline of $1.7 million from the profit earned in the second quarter 2004. For the first half of the year, operating profit was $13.8 million in 2005 and $15.1 million in 2004. The lower operating profit in 2005 resulted primarily from the unfavorable product mix effect, higher copper costs and other factors more than offsetting the margin benefit on the higher sales.
      Interest expense was $1.6 million in the second quarter 2005 compared to $2.4 million in the second quarter 2004. For the first half of the year, we reduced interest expense by $1.3 million, from $4.6 million in 2004 to $3.3 million in 2005, primarily as a result of the lower level of outstanding debt. We used portions of the cash generated by operations during the second half of 2004 and a portion of the proceeds from a common stock offering in the third quarter 2004 to reduce borrowings under the revolving credit agreement and the subordinated term note in the second half of 2004 and to pay off the term notes in the first quarter 2005. Balance sheet debt was $53.1 million at the end of the second quarter 2005 compared to $104.1 million at the end of the second quarter 2004.
      Income before income taxes was $5.8 million in the second quarter 2005 and $6.7 million in the second quarter 2004. For the first half of the year, income before income taxes was $10.6 million in 2005, a slight improvement over the $10.5 million earned in 2004.
      A tax provision was not applied against the income or loss before income taxes in the three and six month periods ending July 1, 2005 and July 2, 2004 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with Statement No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the second quarter and first half of both 2005 and 2004. The tax expense in each period presented on the accompanying financial statements represents taxes related to various state and local jurisdictions and foreign taxes in Japan and Singapore. The tax expense in the second quarter and first half of the year includes a relatively minor amount for the alternative minimum tax liability.
      Net income was $5.5 million in the second quarter 2005 compared to net income of $6.6 million earned in the second quarter 2004. Net income was $9.8 million in the first half of 2005 compared to $10.3 million in the first half of 2004. Net income was 4% of sales in both the first half of 2005 and 2004. The number of shares used to compute basic and diluted earnings per share is higher in 2005 than the comparable periods in 2004 as a result of the common stock offering in the third quarter 2004. Diluted earnings per share were $0.29 in the second quarter 2005 and $0.51 in the first half of 2005 compared to $0.38 and $0.60 in the respective periods in 2004.
      We aggregate our businesses into two reportable segments — the Metal Systems Group and the Microelectronics Group (MEG). Beginning in 2005, Brush Resources Inc., a wholly owned subsidiary that manages our mining and milling operations in Utah, is included in the Metal Systems Group while previously it was included in the “All Other” column in the segment reporting details. We made this change because we believe that the operating issues affecting Brush Resources, the management of the operations and the flow of materials are more closely aligned with the Metal Systems Group and this change is more reflective of how the operations are now managed. The segment results for the prior year comparisons have been restated to reflect this change. Our parent company and other corporate expenses, as well as the operating results from BEM Services, Inc., a wholly owned subsidiary, are not part of either segment and remain in the All Other column. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial oversight, to our other businesses on a cost-plus basis.
      The differences in the operating results within All Other between the respective periods presented was primarily due to differences in the valuation adjustments in the directors’ compensation plan and the interest rate swap as previously described, the deferred financing cost write-off in 2005 and other administrative costs. Incentive compensation expense for the corporate office was lower in 2005 than in 2004.
Metal Systems Group

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 2,	July 2,
(Millions)	2005	2004	2005	2004

Sales	$78.5	$77.1	$158.0	$153.1
Operating Profit	$3.5	$2.8	$6.1	$5.4
      The Metal Systems Group, the larger of our two reportable segments, accounting for approximately 60% of sales and total assets, consists of Alloy Products, Technical Materials, Inc. (TMI), Beryllium Products and Brush Resources. The following chart summarizes sales by business unit within the Metal Systems Group:

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Millions)	2005	2004	2005	2004

Alloy Products	$51.1	$54.7	$103.7	$107.2
TMI	12.5	14.6	25.3	28.4
Beryllium Products	11.7	7.8	25.8	17.5
Brush Resources	3.2	—	3.2	—

Total	$78.5	$77.1	$158.0	$153.1

      Alloy Products manufactures two main product families — strip products and bulk products. Strip products include precision strip and thin diameter rod and wire copper and nickel beryllium alloys that are sold into the telecommunications and computer, automotive and appliance markets. Major applications for strip products include connectors, contacts, switches, relays and shielding. Bulk products are copper and nickel-based alloys manufactured in rod, tube, plate, bar and other customized forms that are sold into the industrial component market, which includes oil and gas, aerospace, plastic tooling and heavy equipment, as well as portions of the telecommunications and computer and other markets. The majority of bulk products also contain beryllium. Applications for bulk products include plastic mold tooling, bushings, bearings and welding rods.
      Sales by Alloy Products of $51.1 million in the second quarter 2005 declined 7% from sales of $54.7 million in the second quarter 2004 while sales of $103.7 million in the first half of 2005 were 3% lower than sales in the year ago period. Strip product sales volumes declined 12% in both the second quarter 2005 and first half of 2005 from the comparable periods in 2004. Bulk volumes, however, grew 11% in the second quarter 2005 over the second quarter 2004 and 14% in the first half of 2005 over the first half of 2004. The decline in strip sales volumes was due to weaker demand from the automotive electronic and telecommunications and computer markets. Price pressures from competitive (and non-beryllium containing) materials also have negatively impacted strip sales. The growth in bulk products sales volumes resulted from improved demand from various key end-use applications and markets, including oil and gas, plastic tooling, aerospace and welding rods. New products and applications also contributed to the sales growth, including sales of non-beryllium-based alloy systems for heavy equipment applications. The majority of the fall-off in sales of Alloy Products’ sales in the first half of 2005 from the first half of 2004 occurred domestically, as international sales declined slightly between periods.
      TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems. Applications for TMI products include connectors, contacts and semiconductors. TMI’s sales were $12.5 million in the second quarter 2005 compared to $14.6 million in the second quarter 2004, a 14% decrease. TMI’s second quarter year-to-date sales of $25.3 million in 2005 were 11% lower than sales of $28.4 million in the first six months of 2004, with the inlay product line showing the largest year-to-date decline. Demand from the automotive market, TMI’s largest market, was soft in the second quarter 2005. Demand from the telecommunications and computer market, TMI’s second largest market, while soft in the fourth quarter 2004 and first quarter 2005 due in part to a downstream inventory correction, showed improvement in the second quarter 2005. The continued development of new disk drive arm applications contributed to this improvement. Development work on new products and applications that serve TMI’s large existing markets as well as new emerging markets, including energy and medical products, also had a positive impact on sales in 2005, helping to offset a portion of the decline in sales of traditional products.
      Beryllium Products manufactures pure beryllium and beryllium aluminum alloys in rod, tube, sheet and a variety of customized forms. These materials have high stiffness and low density and tend to be premium priced due to this unique combination of properties. Sales by Beryllium Products were $11.7 million in the second quarter 2005, a 49% increase over sales of $7.8 million in the second quarter 2004, while sales for the first half of the year of $25.8 million were 47% higher than the year ago period. The increase in sales in 2005 was due to shipments under the material supply contract for the JWST program. With the shipments in the second quarter 2005, our obligations under that original contract are now complete. Sales of other pure beryllium metal products increased slightly in the first half of 2005 over 2004, but sales of beryllium aluminum alloys declined, partially due to delays and stretch-outs in a variety of U.S. government defense programs. Performance automotive sales were lower in the first half of 2005 than the first half of 2004 as expected. Based upon the recent order entry pattern and other analyses, we believe that sales of Beryllium Products may slow down in the second half of this year.
      Brush Resources produces beryllium hydroxide primarily for use as a raw material input for our other businesses. Brush Resources also sells hydroxide to external customers. External sales of beryllium hydroxide totaled $3.2 million in the first half of 2005, all of which occurred in the second quarter. There were no external sales of hydroxide in the first half of 2004.
      The gross margin on Metal System Group sales was $19.0 million, or 24% of sales, in the second quarter 2005 compared to $19.7 million, or 26% of sales, in the second quarter 2004. For the first half of the year, the gross margin was $38.8 million in 2005, or 25% of sales, and $39.1 million, or 26% of sales, in 2004. The higher sales volume generated approximately an additional $1.2 million of margin in the second quarter and

$2.5 million in the first half of 2005. The change in product mix was unfavorable between both the second quarter 2005 and the first half of 2005 and the respective periods in 2004. The unfavorable product mix effect was evident by a decline in the sales of the higher beryllium containing and therefore higher-priced strip product alloys. A portion of the bulk product sales growth was in the lower-priced and therefore lower margin generating products. The mix effect within TMI was unfavorable as well, particularly in the first quarter of 2005. The decline in beryllium aluminum alloys within Beryllium Products also had a negative mix effect on gross margins, but this was more than offset by the favorable impact of the JWST sales. The increase in copper and nickel costs could not all be passed through to Metal Systems’ customers and, as a result, reduced gross margins by an estimated $0.6 million in the second quarter 2005 and $1.3 million in the first half of 2005 as compared to the respective periods in 2004. Manufacturing performance and production levels within portions of the Metal Systems Group had an unfavorable impact on margins as well. Manufacturing overhead expenses were slightly lower in the second quarter 2005 and the first half of 2005 versus the comparable periods in 2004, offsetting a portion of these margin reductions.
      The Metal Systems Group’s SG&A, R&D and Other-net expenses totaled $15.5 million in the second quarter 2005 and $16.9 million in the second quarter 2004. As a percent of group sales, expenses declined to 20% in the second quarter 2005 from 22% in the second quarter 2004. For the first half of the year, these expenses totaled $32.7 million, or 21% of sales, in 2005 and $33.7 million, or 22% of sales, in 2004. The lower expense in both the second quarter and first half of 2005 was primarily due to a decrease in incentive compensation. These savings were offset in part by the unfavorable translation impact on the foreign subsidiaries’ expenses and an increase in various administrative and selling expenses.
      Operating profit for the Metal Systems Group was $3.5 million for the second quarter 2005, a $0.7 million improvement over the second quarter 2004, while profit for the first half of 2005 was $6.1 million compared to $5.4 million in the first half of 2004. The profit improvement was due to the lower SG&A, R&D and Other-net expenses, as the benefits from the higher sales volumes were offset by unfavorable changes in product mix and higher base metal costs. Operating profit was approximately 4% of sales in the first half of both years.
Microelectronics Group

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Millions)	2005	2004	2005	2004

Sales	$56.1	$51.5	$107.0	$101.4
Operating Profit	$4.8	$4.8	$8.5	$10.3
      The MEG consists of WAM and Electronic Products. The following chart summarizes business unit sales within the MEG:

	Second Quarter
	Ended		First Half Ended

	July 1,	July 2,	July 1,	July 2,
(Millions)	2005	2004	2005	2004

WAM	$49.8	$43.5	$94.0	$85.6
Electronic Products	6.3	8.0	13.0	15.8

Total	$56.1	$51.5	$107.0	$101.4

      WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials and ultra-fine wire. WAM’s sales of $49.8 million in the second quarter 2005 were 15% higher than the second quarter 2004 while sales of $94.0 million in the first half of 2005 were 10% higher than sales in the first half of 2004. The cost of the precious metal sold by WAM is passed through to its customers and WAM generates its margin on its fabrication efforts and not on the particular metal sold. In both the second quarter 2005 and the first half of 2005, metal prices, on average, were higher than in the respective periods of 2004, thereby increasing sales without a proportional flow through to margins.

      Sales from WAM’s Brewster, New York facility for giant magnetic resistance thin film and other applications within the magnetic and optical data storage market accounted for a significant portion of the growth in WAM’s sales in the second quarter and first half of 2005. Vapor deposition target sales grew in the second quarter 2005 after declining in the first quarter 2005 from the respective year ago periods. Sales of preforms were lower in the first quarter of 2005 than the first quarter of 2004, but demand for these products from the wireless handset market started to improve in the second quarter 2005. Sales of specialty alloys, while still a relatively small portion of WAM’s business, increased in both the second quarter and first half of 2005. Qualification trials and new application development for the semiconductor market continued during the second quarter 2005.
      Early in the second quarter 2005, WAM purchased OMCS of Limerick, Ireland. OMCS provides physical vapor deposition cleaning and reconditioning services to customers in Europe. OMCS contributed to the increase in WAM’s sales in the second quarter 2005.
      Electronic Products includes Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $6.3 million in the second quarter 2005 compared to $8.0 million in the second quarter 2004. For the first half of the year, sales of $13.0 million were 18% lower in 2005 than in the comparable period in 2004. This decline in both the quarter and first half sales was primarily due to lower shipments of electronic packages to the telecommunications and computer market. Sales to the automotive market were lower in the first half of 2005 than in the first half of 2004 as well. Sales of beryllia ceramics also declined in both quarters of 2005 from the 2004 levels while circuitry sales declined in the second quarter 2005 after increasing slightly in the first quarter 2005.
      The gross margin on MEG sales was $10.5 million in the second quarter 2005 compared to $10.0 million in the second quarter 2004. As a percent of sales, the margin remained relatively unchanged at approximately 19% in both quarters. For the first half of the year, the gross margin was $19.6 million, or 18% of sales, in 2005 and $20.9 million, or 21% of sales, in 2004. The margin growth in the second quarter 2005 was due to the additional volume, offset in part by an increase in manufacturing overhead costs. The margin decline in the first half of the year was largely due to an unfavorable change in the product mix. For example, sales into the automotive market, which typically generate higher margins, declined in 2005. Competitive pressures on prices hampered margins on vapor deposition sales, particularly in the first quarter 2005. An unfavorable inventory valuation adjustment was recorded in the first quarter 2005 further reducing the gross margins in that period. Manufacturing overhead costs were higher in the first half of 2005 than in the first half of 2004, with the increase occurring in the second quarter.
      The MEG’s SG&A, R&D and Other-net expenses were $5.7 million in the second quarter 2005, an increase of $0.5 million over the second quarter 2004 expense. The majority of this increase was due to expenses incurred by OMC subsequent to the acquisition. Expenses for the first half of the year were $11.2 million in 2005 and $10.6 million in 2004. Expenses were 10% of sales in both periods. In addition to the impact of expenses from OMC, expenses were higher as a result of a small increase in other administrative expenses and miscellaneous net-other expense items which were partially offset by a slight decline in the incentive compensation expense.
      Operating profit from the MEG was $4.8 million in both the second quarter 2005 and 2004. For the first half of the year, operating profit was $8.5 million, or 8% of group sales, in 2005 and $10.3 million, or 10% of group sales, in 2004.
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

      The following table summarizes the associated activity with beryllium cases.

	Quarter Ended		Quarter Ended
	July 1, 2005		Apr. 1, 2005

Total cases pending	16		16
Total plaintiffs	61		61
Number of claims (plaintiffs) filed during period ended	1	(2)	4	(5)
Number of claims (plaintiffs) settled during period ended	0	(0)	0	(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$2		$—
Number of claims (plaintiffs) otherwise dismissed	1	(2)		(0)
Number of claims (plaintiffs) voluntarily withdrawn	0	(0)	0	(0)
      Settlement payment and dismissal for a single case may not occur in the same period.
      Additional beryllium claims may arise. Management believes that we have substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third-party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $2.2 million at July 1, 2005 and $1.9 million at December 31, 2004. A receivable of $2.3 million was recorded at July 1, 2005, unchanged from December 31, 2004, from our insurance carriers as recoveries for insured claims. An additional $0.4 million was reserved at both July 1, 2005 and December 31, 2004 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.
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
      While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of July 1, 2005, four purported class actions were pending.
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
Financial Position
      Net cash used in operating activities was $9.3 million in the first half of 2005 as changes in working capital items, including increases to accounts receivable and inventory, payment of the employee incentive compensation for 2004 and a contribution to the domestic defined benefit pension plan, more than offset net income and the benefits of depreciation and amortization. This use of cash in operations occurred in the first quarter 2005 as operations in the second quarter generated cash. Cash used in operations totaled $18.2 million in the first quarter 2005 while cash provided by operations totaled $8.9 million in the second quarter 2005.

Cash balances stood at $11.2 million at the end of the second quarter 2005, a decrease of $38.4 million from the prior year end as a result of the year-to-date cash used in operations and the funding of capital expenditures and debt repayments.
      Accounts receivable increased $8.7 million during the first half of 2005, in large part due to the higher sales. Sales in the second quarter 2005 were 16% higher than sales in the fourth quarter 2004. The days sales outstanding (DSO), a measure of the average time to collect receivables, improved slightly from the first quarter, but was still higher than the quite low level in the fourth quarter 2004 and contributed to the increase in receivables. Accounts written off to bad debt expense totaled $0.2 million in the first half of 2005, relatively unchanged from the first half of 2004.
      Inventories increased by $6.4 million, or 7%, during the first half of 2005 in part to support the higher sales level. However, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved from the end of last year. The increase in the first-in, first-out (FIFO) inventory value during 2005 was in the Metal Systems Group, with Alloy Products accounting for the majority of the inventory build. Alloy Products’ pounds in inventory increased by 8% during the first half of 2005. The MEG inventories increased 2% from year end.
      Capital expenditures for property, plant and equipment totaled $4.9 million in the first half of 2005 as capital spending remained below the level of depreciation. The Metal Systems Group accounted for just over half of the spending in the current year. Spending within the Elmore, Ohio facility, which supports all of the businesses within the Metal Systems Group, was $1.4 million. Within the MEG, spending at the various WAM facilities totaled $1.9 million. In addition to the $4.9 million of capital spending, we purchased assets for $0.4 million used by the MEG that previously were held under an operating lease. We also purchased the stock of OMCS for approximately $4.0 million in cash. The preliminary goodwill assigned as a result of the OMCS purchase totaled $2.8 million.
      Other liabilities and accrued items declined $17.5 million largely as a result of the payment in the first quarter 2005 of the incentive compensation earned by employees in 2004 and a $5.0 million contribution to the domestic defined benefit pension plan. Offsetting a portion of this decline in other liabilities and accruals were changes in the accruals for the 2005 incentive compensation plans and changes in other miscellaneous accrual balances.
      Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $7.8 million at December 31, 2004 and zero as of July 1, 2005. The majority of the prior year end balance related to the JWST project.
      Other long-term liabilities of $9.9 million as of the end of the second quarter 2005 were $0.9 million lower than at the prior year end. This decline was due to changes in the fair value of derivative financial instruments, primarily an interest rate swap, net of a slight increase in the accrued legal reserves. The retirement and post-employment obligation balance was $56.0 million at the end of the second quarter 2005 compared to $49.7 million at December 31, 2004. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The major cause for the increased liability was a remeasurement of the pension plan as a result of a plan amendment as described in the critical accounting policy section of this Management’s Discussion and Analysis.
      Total balance sheet debt of $53.1 million at the end of the second quarter 2005 was $19.3 million lower than at December 31, 2004. We repaid two term notes totaling $18.6 million during the first quarter 2005 that were originally scheduled to be paid off in installments through 2008. We retain the ability to re-borrow these funds under the revolving credit agreement up to amounts limited by the original term notes’ amortization schedules. The notes were repaid early using the cash balances on hand in order to reduce interest expense going forward. As of July 1, 2005, short-term debt totaled $11.0 million, which included foreign currency denominated loans and a gold-denominated loan, while the current portion of long-term debt totaled $0.6 million and long-term debt totaled $41.5 million. We were in compliance with all of our debt covenants as of the end of the second quarter 2005.

      We received $0.4 million for the exercise of approximately 28,800 options to purchase shares of our common stock during the first half of 2005.
      Total shareholders’ equity increased from $208.1 million at the beginning of the first quarter 2005 to $211.7 million at the end of the second quarter 2005. The increase was due primarily to comprehensive income of $3.3 million, which includes the valuation adjustments associated with the minimum pension liability and derivative financial instruments (see Note C to the Consolidated Financial Statements), and the exercise of options.
      The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $14.0 million during the first half of 2005, due to higher volumes of metal on hand as the impact of changes in prices between the end of the second quarter 2005 and year-end 2004 was minimal. During 2005, we negotiated a new precious metal consigned inventory agreement that increased the capacity and allowed for other more favorable terms.
      There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of July 1, 2005 from the year-end 2004 totals as disclosed on page 23 of our annual report to shareholders for the period ended December 31, 2004.
      Net cash provided from operations was $1.0 million in the first half of 2004 as the net income and benefits of depreciation more than offset the increases in various working capital items, primarily receivables and inventory. Receivables grew $12.9 million due to the higher sales volume in the quarter and a slightly slower DSO. Total inventories increased $12.6 million, or 14%, in the first half of 2004, although the inventory turnover period improved. The majority of the inventory increase was in the Metal Systems Group, with a portion of that inventory build in support of the planned shipments under the JWST program. Capital expenditures totaled $3.1 million for the first two quarters of 2004, as the quarterly spending remained under $2.0 million for the sixth consecutive quarter. Accounts payable and other liabilities and accrued items increased $1.8 million due to changes in business levels. Balance sheet debt totaled $104.1 million at the end of the second quarter 2004, an increase of $5.0 million during the first half of that year, which was mainly used to fund the capital expenditures. We received $2.4 million for the exercise of employee stock options during the first half of 2004. The cash balance stood at $10.3 million at the end of the second quarter 2004, an increase of $5.3 million during the year.
      We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions and environmental remediation projects. Our debt-to-total capital ratio improved during the first half of 2005. We had approximately $78.5 million of available borrowing capacity under the existing lines of credit as of July 1, 2005.
Critical Accounting Policies
      Pension: We amended our domestic defined benefit plan in 2005. The amendment, which revised the benefit payout formula for the majority of the participants among other changes, was deemed to be a significant event in accordance with Statement No. 87, “Employers’ Accounting for Pensions” and the plan’s assets and liabilities were remeasured accordingly. As a result of the remeasurement, the prior service cost intangible asset of $5.0 million, which previously was included in other assets on the Consolidated Balance Sheet, was charged off against other comprehensive income, a component of shareholders’ equity. The minimum pension liability increased $6.1 million as a net result of the amendment and the impact of a reduction in the discount rate and changes in other valuation factors. The change in the minimum pension liability was also charged to other comprehensive income. The remeasurement also reduced the 2005 estimated annual expense of the domestic defined benefit plan to $3.1 million from $4.8 million as previously estimated. As part of the remeasurement process, management reviewed the discount rate, expected rate of return and other valuation assumptions and made revisions as warranted. See Note F to the Consolidated Financial Statements.
      Deferred Taxes: A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our then recent cumulative losses. The valuation allowance was adjusted in 2003 and 2004 and charged or credited to income or other comprehensive income as appropriate. The valuation allowance was reduced in the first half of 2005, offsetting a portion of the tax expense that would have been recorded against pre-tax income. In subsequent periods when we generate pre-tax income, a federal tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of the domestic loss carry-forwards and other deferred tax assets on future tax returns.
      For additional information regarding this and other critical accounting policies, please refer to pages 24 to 26 of our annual report to shareholders for the period ended December 31, 2004.
Market Risk Disclosures
      We are exposed to movements in base metal prices, primarily copper. Copper prices remained quite high in the first two quarters of 2005. Portions of this exposure are covered by passing the change in prices through to our customers. Beginning in 2005, we also entered into derivative contracts to hedge against further adverse movements in copper prices for a portion of our estimated 2005 exposure. We recorded hedge gains on matured copper contracts of an immaterial amount in the second quarter 2005.
      For additional information regarding market risks, please refer to pages 26 and 27 of our annual report to shareholders for the period ended December 31, 2004.
Outlook
      Demand from portions of our larger markets has been weak in 2005, as evidenced by the new sales order entry rate being lower than sales over the first half of the year. Demand for defense applications was soft in the second quarter and the outlook for the balance of the year is also soft as defense funds are being diverted from the tactical applications that utilize our materials in order to support the current military operations in the Middle East. We believe that the actual growth rate in the over-all telecommunications and computer market is greater than what we are experiencing and we believe that this inconsistency may be due to an over-supply of our materials in downstream inventories. As this over-supply is worked off, we believe demand should improve. Demand from other markets, including magnetic and optical data storage, remains strong. We also continue to make progress in developing new products and applications; qualification of new materials or applications can be a time consuming process given the technical nature and complexity of the applications for our products, but the growth in these applications has had a positive influence on our sales. Looking forward, we believe that our sales in the third quarter, which in a given year are typically affected by industry and geographic slowdowns, will be in a range of 5% above or below sales in the third quarter of 2004.
      Margins and profitability may continue to be hampered somewhat to the extent that copper and other material costs remain high and that higher cost cannot be passed through to the customer or hedged at an acceptable level. In addition, the lower margins from the unfavorable change in product mix could potentially continue as well, as we continue to face stiff price competition in many of our markets. Other cost pressures, including energy, may continue to have a negative impact on margins and profitability. However, by improving manufacturing yields and efficiencies and implementing cost control measures and practices, we aim to minimize the impact of these pressures on our expense levels.
Forward-Looking Statements
      Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, automotive electronics, magnetic and optical data storage, aerospace and defense, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Our success in developing and introducing new products and applications;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension costs, energy costs, regulatory compliance costs, and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
       For information regarding the Company’s market risks, please refer to pages 26 and 27 of the Company’s annual report to shareholders for the period ended December 31, 2004.

Item 4.	Controls and Procedures
       We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.
      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s assessment on our internal control over financial reporting is contained in the Report of Management on Internal Control over Financial Reporting on page 29 in our annual report to shareholders for the year ended December 31, 2004 and is incorporated herein by reference.
      The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on management’s assessment, included in the Report of Management on Internal Control over Financial Reporting, and opining on the effectiveness of our internal control over financial reporting is contained on page 29 in the annual report to shareholders for the year ended December 31, 2004 and is incorporated herein by reference.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
       The Company and our subsidiaries are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.
Beryllium Claims
      As of July 1, 2005, our subsidiary, Brush Wellman Inc., was a defendant in 16 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.
      During the second quarter of 2005, the number of beryllium cases remained unchanged from 16 (involving 61 plaintiffs) as of April 1, 2005 to 16 cases (involving 61 plaintiffs) as of July 1, 2005. During the second quarter, one third party case (involving two plaintiffs) was filed. One third party case (involving two plaintiffs) was voluntarily dismissed by the plaintiff. One third party case (involving one plaintiff) was settled; however, the Company is awaiting final court dismissal.
      The 16 pending beryllium cases as of July 1, 2005 fall into two categories: 12 cases involving third-party individual plaintiffs, with 20 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.
      The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises, Inc. was dismissed on May 5, 2005.
      The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on March 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular, and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants; dismissing Count I of the complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test.
      The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597 on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Park, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. The Company filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs have filed an appeal.
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

Item 4.	Submission of Matters to a Vote of Security Holders
       (a) The Company’s Annual Meeting of Shareholders for 2005 was held on May 3, 2005.
      (b) At the Annual Meeting, three directors were elected to serve for a term of three years by the following vote:

	Shares Voted	Shares Voted	Shares Voted	Shares
	“For”	“Against”	“Abstaining”	“Non-Voted”

Albert C. Bersticker	15,534,487.572	-0-	2,119,472.462	-0-
William G. Pryor	15,716,647.014	-0-	1,937,313.020	-0-
N. Mohan Reddy	15,483,748.805	-0-	2,170,211.229	-0-
      The following directors continued their term of office after the meeting: Gordon D. Harnett, Joseph P. Keithley, William B. Lawrence, William P. Madar, and William R. Robertson, John Sherwin, Jr.

Item 6.	Exhibits
       (a) Exhibits

10(a)	Amendment No. 2 to Brush Engineered Materials Inc. Key Employee Share Option Plan.
11	Statement re computation of per share earnings (filed as Exhibit 11 to Part I of this report).
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.
Dated: August 3, 2005
/s/ John D. Grampa

John D. Grampa Vice President Finance and Chief Financial Officer