Form 10-Q
period 2005-09-30
BRUSH ENGINEERED MATERIALS INC
filed 2005-11-01
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code:
216-486-4200
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒
      As of October 28, 2005 there were 19,227,212 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION
BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements
       The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended September 30, 2005 are as follows:

Consolidated Statements of Income — Third Quarter and first nine months ended September 30, 2005 and October 1, 2004

Consolidated Balance Sheets — September 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows — First nine months ended September 30, 2005 and October 1, 2004

Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Dollars in thousands except share and
per share amounts)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004

Net sales	$135,614	$125,766	$400,637	$380,267
Cost of sales	109,674	99,182	317,014	294,665

Gross margin	25,940	26,584	83,623	85,602
Selling, general and administrative expense	19,219	18,773	56,853	56,981
Research and development expense	1,137	1,130	3,673	3,496
Other-net	(219)	965	3,444	4,284

Operating profit	5,803	5,716	19,653	20,841
Interest expense	1,575	1,955	4,843	6,562

Income before income taxes	4,228	3,761	14,810	14,279
Income taxes	320	330	1,085	524

Net income	$3,908	$3,431	$13,725	$13,755

Per share of common stock: basic	$0.20	$0.18	$0.71	$0.79
Weighted average number of common shares outstanding	19,227,082	18,936,641	19,216,285	17,414,097
Per share of common stock: diluted	$0.20	$0.18	$0.71	$0.77
Weighted average number of common shares outstanding	19,372,387	19,308,693	19,371,581	17,756,659
See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Sept. 30,	Dec. 31,
(Dollars in thousands)	2005	2004

Assets
Current assets
Cash and cash equivalents	$23,153	$49,643
Accounts receivable	67,513	59,229
Inventories	99,809	95,271
Prepaid expenses	11,063	8,348
Deferred income taxes	507	275

Total current assets	202,045	212,766
Other assets	8,513	14,876
Long-term deferred income taxes	650	928
Property, plant and equipment	550,239	540,937
Less allowances for depreciation, depletion and impairment	378,148	363,318

	172,091	177,619
Goodwill	10,805	7,992

	$394,104	$414,181

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$16,730	$11,692
Current portion of long-term debt	635	19,209
Accounts payable	18,005	13,234
Other liabilities and accrued items	34,485	50,452
Unearned revenue	—	7,789
Income taxes	878	1,591

Total current liabilities	70,733	103,967
Other long-term liabilities	9,345	10,798
Retirement and post-employment benefits	56,770	49,729
Long-term debt	40,916	41,549
Shareholders’ equity	216,340	208,138

	$394,104	$414,181

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	Sept. 30,	Oct. 1,
(Dollars in thousands)	2005	2004

Net income	$13,725	$13,755
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	16,042	17,339
Amortization of deferred financing costs in interest expense	874	1,084
Derivative financial instrument ineffectiveness	(487)	465
Decrease (increase) in accounts receivable	(8,552)	(18,013)
Decrease (increase) in inventory	(5,906)	(9,371)
Decrease (increase) in prepaid and other current assets	(185)	362
Increase (decrease) in accounts payable and accrued expenses	(9,094)	477
Increase (decrease) in unearned revenue	(7,789)	6,484
Increase (decrease) in interest and taxes payable	(734)	(719)
Increase (decrease) in long-term liabilities	1,870	(3,096)
Other — net	1,791	2,955

Net cash provided from operating activities	1,555	11,722
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(9,083)	(5,013)
Payments for purchase of business less cash received	(3,982)	—
Payments for mine development	—	(133)
Purchase of equipment previously held under operating lease	(448)	—
Proceeds from sale of property, plant and equipment	45	15
Other investments — net	(48)	14

Net cash used in investing activities	(13,516)	(5,117)
Cash flows from financing activities:
Proceeds from issuance/(repayment) of short-term debt	5,355	3,104
Proceeds from issuance of long-term debt	—	24
Repayment of long-term debt	(19,205)	(29,346)
Issuance of common stock	—	38,749
Issuance of common stock under stock option plans	367	2,855

Net cash provided from (used in) financing activities	(13,483)	15,386
Effects of exchange rate changes	(1,046)	(46)

Net change in cash and cash equivalents	(26,490)	21,945
Cash and cash equivalents at beginning of period	49,643	5,062

Cash and cash equivalents at end of period	$23,153	$27,007

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements.
(Unaudited)
Note A — Accounting Policies
      In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and October 1, 2004. All of the adjustments were of a normal and recurring nature. Certain items in the prior year have been reclassified to conform to the 2005 consolidated financial statement presentation.
Note B — Inventories

	Sept. 30,	Dec. 31,
(Dollars in thousands)	2005	2004

Principally average cost:
Raw materials and supplies	$23,155	$22,705
Work in process	80,201	77,438
Finished goods	30,032	27,538

Gross inventories	133,388	127,681
Excess of average cost over LIFO
Inventory value	33,579	32,410

Net inventories	$99,809	$95,271

Note C — Comprehensive Income
      The reconciliation between net income and comprehensive income for the three and nine month periods ended September 30, 2005 and October 1, 2004 is as follows:

	Third Quarter Ended		Nine Months Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$3,908	$3,431	$13,725	$13,755
Cumulative translation adjustment	(446)	(267)	(1,443)	(398)
Change in the fair value of derivative financial instruments	1,123	100	6,772	2,453
Minimum pension liability	—	—	(11,138)	—

Comprehensive income	$4,585	$3,264	$7,916	$15,810

      The $11.1 million charge to comprehensive income for the minimum pension liability occurred in the second quarter 2005 as a result of the remeasurement of the domestic defined benefit pension plan as described in Note F to the Consolidated Financial Statements.

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

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

Third Quarter 2005
Revenues from external customers	$73,762	$61,852	$135,614	$—	$135,614
Intersegment revenues	832	429	1,261	—	1,261
Operating profit (loss)	240	5,675	5,915	(112)	5,803
Third Quarter 2004
Revenues from external customers	$76,728	$49,038	$125,766	$—	$125,766
Intersegment revenues	867	284	1,151	—	1,151
Operating profit	252	3,900	4,152	1,564	5,716
First Nine Months 2005
Revenues from external customers	$231,746	$168,891	$400,637	$—	$400,637
Intersegment revenues	2,053	1,202	3,255	—	3,255
Operating profit (loss)	6,348	14,137	20,485	(832)	19,653
First Nine Months 2004
Revenues from external customers	$229,815	$150,452	$380,267	$—	$380,267
Intersegment revenues	2,937	971	3,908	—	3,908
Operating profit	5,659	14,193	19,852	989	20,841
Note E — Income Taxes
      A tax provision or benefit was not applied against the income before income taxes in either the third quarter or the first nine months of 2005 or 2004 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in 2003 and previous periods in accordance with Statement No. 109, “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. The valuation allowance was reduced offsetting a portion of the net tax expense in both the third quarter 2005 and 2004 as well as in the first nine months of 2005 and 2004. The Company intends to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. The deferred tax assets recorded on the consolidated balance sheet are shown net of the valuation allowance of approximately $20.6 million as of September 30, 2005. The balance in the allowance includes approximately $7.2 million that was originally charged against other comprehensive income within shareholders’ equity. The tax expense was $0.3 million in the third quarter 2005 and the third quarter 2004. For the first nine months of the year, the tax expense was $1.1 million in 2005 and $0.5 million in 2004. The tax expense for each period represents taxes from various state and local jurisdictions and foreign taxes from Japan and Singapore, while the tax expense for the first nine months of 2005 also includes a minor amount for the alternative minimum tax liability.
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

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Dollars in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$1,187	$1,060	$75	$70
Interest cost	1,616	1,725	560	696
Expected return on plan assets	(2,189)	(2,267)	—	—
Amortization of prior service cost	(169)	162	(21)	(28)
Amortization of net loss/(gain)	321	(3)	—	(211)

Net periodic benefit cost	$766	$677	$614	$527

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Dollars in thousands)	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$3,561	$3,181	$225	$210
Interest cost	4,847	5,175	1,682	2,088
Expected return on plan assets	(6,566)	(6,802)	—	—
Amortization of prior service cost	(506)	485	(64)	(84)
Amortization of net loss/(gain)	963	(8)	—	32

Net periodic benefit cost	$2,299	$2,031	$1,843	$2,246

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

	Third Quarter Ended		Nine Months Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Dollars in thousands except per share amounts)	2005	2004	2005	2004

Net income, as reported	$3,908	$3,431	$13,725	$13,755
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	260	436	1,411	1,660

Pro forma net income	$3,648	$2,995	$12,314	$12,095

Basic income per share, as reported	$0.20	$0.18	$0.71	$0.79
Diluted income per share, as reported	0.20	0.18	0.71	0.77
Basic income per share, pro forma	0.19	0.16	0.64	0.69
Diluted income per share, pro forma	0.19	0.16	0.64	0.68
      The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

	Third Quarter Ended		Nine Months Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2005	2004	2005	2004

Risk free interest rates	4.66%	3.26%	4.66%	3.26%
Dividend yield	0%	0%	0%	0%
Volatility	42.0%	41.8%	42.0%	41.8%
Expected lives (in years)	6	6	6	6
Note H — Indemnity Agreements
      Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM believes it has numerous and strong defenses applicable to both WAM and its customers and is contesting this action. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of September 30, 2005. WAM does not believe a range of potential losses, if any, can be estimated at the present time.
Note I — Subsequent Event
      Subsequent to the end of the third quarter 2005, WAM purchased Thin Film Technology, Inc. (TFT) of Buellton, California for approximately $8.2 million in cash plus $1.2 million assumption of debt. TFT manufactures precision optical coatings, photo lithography, thin film hybrid circuits and specialized thin film coatings. TFT’s products are used in a number of high technology applications in the defense, medical and other commercial markets.

Note J — New Pronouncements
      The FASB issued Statement No. 123 (Revised 2004), “Share-Based Payments”, in December 2004 that revises Statement No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement requires compensation cost for all share-based payments, including employee stock options, to be measured at fair value and charged against income. Compensation cost would be determined at the date of the award through the use of a pricing model and charged against income over the vesting period for each award. The revised statement is effective for periods beginning after June 25, 2005 and early adoption is allowed. The Company will adopt the revision effective January 1, 2006 as proscribed. The Company has determined that it will use a Black-Sholes model, as opposed to a binomial or lattice model, to calculate the fair value of its awards. However, the Company has not determined whether it will apply the prospective or retrospective transition method upon adoption and therefore the impact of adopting this revised statement on the results of operations and financial condition has not been determined. The Company previously modified its compensation plans in 2005 which resulted in fewer stock option awards being granted to employees. The pro forma effect on net income and income per share for the third quarter and first nine months of 2005 and 2004 of using the Black-Sholes model to calculate the fair value of outstanding options had the provisions of Statement No. 123 been applied in those periods is set forth in Note G to the Consolidated Financial Statements.
      The FASB issued Statement No. 151, “Inventory Costs”, in November 2004, which amends Accounting Research Bulletin (ARB) No. 43. This statement requires idle facility expense, excessive storage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of “so abnormal”. In addition, the statement requires fixed overhead costs to be allocated to conversion cost based upon the normal capacity of the production facility. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the impact the adoption of this statement will have on its results of operations or financial condition.
      The FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, in March 2005. The interpretation clarifies that the term “conditional asset retirement obligation” as used in Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The interpretation is effective no later than the end of fiscal years ending after December 31, 2005 for calendar-year enterprises. The Company does not believe that adoption of this interpretation will have a material impact on its results of operations and financial condition.
      The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, in May 2005. The statement changes the requirements for the accounting for and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine the period-specific effects or the cumulative effect of the change. The statement provides additional guidance on the accounting for a change in accounting principle when it is impractical to determine the period-specific effects or the cumulative effect of the change. The statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The statement is effective for accounting changes and correction of errors made in fiscal years commencing after December 31, 2005. The Company does not believe that adoption of this statement will have a material impact on its results of operations or financial condition.

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
      Our sales in the third quarter 2005 grew once again; this was the eleventh consecutive quarter that sales have grown over the comparable quarter in the previous year. Third quarter sales were also higher than the prior two quarters this year, which is fairly unusual as we often see a slowdown in sales in the third quarter due to certain markets we serve and countries where we sell. Sales in the third quarter were the highest quarterly total since the first quarter 2001, which was the last full quarter prior to the start of the significant decline in demand from the telecommunications and computer market, our largest market.
      Gross margins in the third quarter 2005, as was the case in the second quarter, were unfavorably affected by changes in product mix, higher copper prices and other factors. These unfavorable factors combined to more than offset the margin benefit from the improved sales volumes. Our selling, general and administrative expenses in the third quarter of 2005 were slightly above last year’s level, while various non-operating items within other-net were favorable in the current quarter. As a result of the above, we generated an operating profit of $5.8 million in the third quarter 2005 compared to $5.7 million earned in the third quarter 2004. We have now recorded an operating profit for the past seven consecutive quarters after incurring operating losses in the 2002 to 2003 time frame.
      We continued to strengthen our balance sheet in the third quarter 2005. Debt, net of cash, improved by $6.8 million in the third quarter. For the full year, we have reduced debt by $14.2 million and our debt to equity ratio has improved accordingly. After using cash in operations in the first quarter 2005, primarily due to the 2004 employee incentive compensation payments and a pension plan contribution, cash flow from operations was a strong $8.9 million in the second quarter 2005 and $10.9 million in the third quarter 2005. The cash balance as of the end of the third quarter 2005, after funding capital expenditures and a small acquisition, was $23.2 million.
Results of Operations

	Third Quarter		First Nine Months
	Ended		Ended

	Sept 30,	Oct. 1,	Sept. 30,	Oct. 1,
Millions, except per share data	2005	2004	2005	2004

Sales	$135.6	$125.8	$400.6	$380.3
Operating Profit	5.8	5.7	19.7	20.8
Net Income	3.9	3.4	13.7	13.8
Diluted E.P.S	$0.20	$0.18	$0.71	$0.77
      Sales of $135.6 million in the third quarter 2005 were 8% higher than sales of $125.8 million in the third quarter 2004. Third quarter 2005 year-to-date sales were $400.6 million, a 5% growth rate over sales in the third quarter 2004. Shipments for the James Webb Space Telescope (JWST) were responsible for $0.8 million of the sales growth in the third quarter 2005 and $10.2 million of the growth in the first nine months of 2005 over the respective periods in 2004.
      Demand from the magnetic and optical media storage, oil and gas and plastic tooling markets, among others, strengthened during 2005. New product sales have also contributed to the sales growth in 2005. However, overall demand from the telecommunications and computer and automotive electronics markets, our two largest markets, was softer in the first nine months of 2005 than the first nine months of last year while demand for defense applications softened during the second and third quarters of 2005.

      International sales, which include sales from foreign operations as well as direct exports from the United States, were 32% of sales in the third quarter 2005, down slightly from 33% in the third quarter 2004. Third quarter year-to-date international sales were $131.5 million in 2005 and $127.3 million in 2004, a 3% growth rate. Domestic sales grew 10% in the third quarter 2005 over the third quarter 2004 and 6% in the first nine months of 2005 over the first nine months of 2004.
      Our sales are affected by metal prices, as changes in precious metal prices and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as changes in the dollar’s value relative to other currencies will result in an increase or decrease in the translated value of foreign currency denominated sales. Precious and base metal prices on average were higher during the first nine months of 2005 as compared to the first nine months of 2004. The higher metal prices continued into the early portion of the fourth quarter 2005. The dollar was slightly stronger on average versus the applicable currencies in the third quarter 2005 compared to the third quarter 2004 but was weaker on a year-to-date basis. We estimate that the combination of these two factors accounted for approximately $2.5 million of the sales growth in the third quarter 2005 and $7.4 million of the growth in the first nine months of 2005 over the comparable periods in the prior year.
      The new sales order entry rate was lower than sales during the third quarter 2005 and for the first nine months of the year. However, the sales order entry rate in the third quarter was the highest since the second quarter 2004.
      The gross margin was $25.9 million, or 19% of sales, in the third quarter 2005, compared to $26.6 million, or 21% of sales, in the third quarter 2004 as the gross margin declined $0.7 million despite a $9.8 million increase in sales. For the first nine months of the year, gross margin was $83.6 million, or 21% of sales, in 2005 and $85.6 million, or 23% of sales, in 2004. The higher sales volumes served to improve margins by approximately $1.6 million in the third quarter 2005 and $4.5 million in the first nine months of 2005 over the comparable periods in 2004. Manufacturing overhead costs charged to cost of sales were $1.6 million lower in the third quarter 2005 and $1.9 million lower in the first nine months of 2005 than in the comparable year ago periods. However, other factors, including the product mix effect, production levels and an increase in raw material costs, combined to reduce margins by $3.9 million in the quarter and $8.4 million in the first nine months of 2005, more than offsetting the benefits from the higher sales volumes and lower manufacturing overhead costs. The change in product mix between periods was negative, meaning that sales of various higher-margin generating products declined while sales of lower-margin generating products increased. Higher base metal prices, primarily copper and nickel, could not be passed through to customers in all cases due to price contracts, pricing practices in the international markets and/or competitive pressures. A portion of this exposure to copper prices was hedged in the third quarter and the matured hedge contracts had a minor positive impact on margins.
      Selling, general and administrative expenses (SG&A) were $19.2 million, or 14% of sales, in the third quarter 2005, compared to $18.8 million, or 15% of sales, in the third quarter 2004. For the first nine months of the year, SG&A expenses were $56.9 million in 2005, a modest decline of $0.1 million from the year ago period. As a percent of sales, expenses declined to 14% of sales in the first nine months of 2005 from 15% of sales in the first nine months of 2004. Incentive compensation expense was approximately $2.5 million lower in the third quarter 2005 than in the third quarter 2004 and $5.7 million lower in the first nine months of 2005 than the first nine months of 2004 due to the lower performance against the plans’ objectives in the current year. Expenses incurred by the four foreign subsidiaries of Brush International Inc., one of our wholly owned subsidiaries, were $0.4 million higher in the third quarter 2005 and $1.3 million higher in the first nine months of 2005 than the comparable periods in 2004 as a result of increased sales and marketing efforts in our overseas markets. The increase over the first nine months of the year also included a $0.3 million unfavorable currency impact on the translation of these expenses. Various domestic sales-related expenses were also higher in the current year. Corporate administrative expenses increased by $2.2 million in the third quarter 2005 over the third quarter 2004 and $3.4 million in the first nine months of the year. The causes for this increase include compliance costs with Section 404 of the Sarbanes-Oxley Act, legal costs as a result of the relative movement in the legal reserves between periods and other corporate activities. The acquisition of OMC Scientific

Holdings Limited (OMC) by Williams Advanced Materials Inc. (WAM), one of our wholly owned subsidiaries, early in the second quarter 2005 added to SG&A expenses in the third quarter and the year.
      Research and development expense (R&D) of $1.1 million in the third quarter 2005 were unchanged from the year ago period. For the first nine months of the year, R&D expense was $3.7 million in 2005 and $3.5 million in 2004. R&D expense remained at approximately 1% of sales in both the first nine months of 2005 and 2004. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improve processes.
      The major components of other-net expense for the third quarter and first nine months of 2005 and 2004 were as follows:

	Income/(Expense)

	Third Quarter		First Nine Months
	Ended		Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
Millions,	2005	2004	2005	2004

Exchange gains (losses)	$0.2	$(0.2)	$(1.8)	$(2.2)
Directors’ deferred compensation	(0.1)	(0.3)	0.2	(0.7)
Derivative ineffectiveness	0.4	(0.5)	0.5	(0.5)
Write-off of deferred costs	—	—	(0.6)	—
Environmental reserve	—	1.0	—	1.0
Bad debts/allowance change	—	(0.4)	(0.2)	(0.7)
Other items	(0.3)	(0.6)	(1.5)	(1.2)

Total	$0.2	$(1.0)	$(3.4)	$(4.3)
      Exchange gains (losses) were caused by the movement in the U.S. dollar’s value relative to the euro, yen and pound sterling as well the impact of matured hedge contracts. The difference in the valuation adjustment on the directors’ deferred compensation plan between periods is primarily a function of the relative movements in the market price of our common stock as our liability to the plan, and therefore expense, increases as the price of the stock increases. The derivative ineffectiveness resulted from changes in the fair value of an outstanding interest rate swap that does not qualify for the favorable hedge accounting treatment. The relative movement of this valuation resulted in a $0.9 million favorable change between the third quarter 2005 and the third quarter 2004 and a $1.0 million favorable movement between the nine-month periods of 2005 and 2004. We wrote-off $0.6 million of deferred financing costs associated with the early repayment of two term loans in the first quarter 2005. These costs were scheduled to be amortized through the fourth quarter 2008 had the loans not been paid off. In the third quarter 2004, we recorded income of $1.0 million from the reversal of an environmental reserve associated with property sold in that period. The buyer assumed the environmental remediation obligations for the property under the terms of the purchase agreement. Other-net also includes metal financing fees, gains and losses on the disposal of fixed assets, amortization of intangible assets, cash discounts and other non-operating items.
      We generated an operating profit of $5.8 million in the third quarter 2005, a slight improvement from the profit of $5.7 million earned in the third quarter 2004. For the first nine months of the year, operating profit was $19.7 million in 2005 and $20.8 million in 2004. The lower operating profit in 2005 resulted primarily from the unfavorable product mix effect, higher material costs, especially copper, and other factors more than offsetting the margin benefit on the higher sales and the lower expenses.
      Interest expense was $1.6 million in the third quarter 2005 compared to $2.0 million in the third quarter 2004. For the first nine months of the year, we reduced interest expense by $1.8 million, from $6.6 million in 2004 to $4.8 million in 2005, primarily as a result of the lower level of outstanding debt. We used portions of the cash generated by operations over the second half of 2004 and a portion of the proceeds from a common stock offering in the third quarter 2004 to reduce borrowings under the revolving credit agreement and the subordinated term note in the second half of 2004 and to pay off the term notes in the first quarter 2005.

Balance sheet debt was $58.3 million at the end of the third quarter 2005 compared to $72.9 million at the end of the third quarter 2004.
      Income before income taxes was $4.2 million in the third quarter 2005 and $3.8 million in the third quarter 2004. For the first nine months of the year, income before income taxes was $14.8 million in 2005, an improvement of $0.5 million over the $14.3 million earned in 2004.
      A tax provision was not applied against the income or loss before income taxes in the three and nine month periods ending September 30, 2005 and October 1, 2004 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with Statement No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the third quarter and first nine months of both 2005 and 2004. The tax expense in each period presented on the accompanying financial statements represents taxes related to various state and local jurisdictions and foreign taxes in Japan and Singapore. The tax expense in the third quarter and first nine months of 2005 includes a relatively minor amount for the alternative minimum tax liability.
      Net income was $3.9 million in the third quarter 2005 compared to net income of $3.4 million earned in the third quarter 2004. Net income was $13.7 million in the first nine months of 2005 compared to $13.8 million in the first nine months of 2004. The number of shares used to compute basic and diluted earning per share is higher in 2005 than the comparable periods in 2004 as a result of the common stock offering in the third quarter 2004. Diluted earnings per share were $0.20 in the third quarter 2005 and $0.71 in the first nine months of 2005 compared to $0.18 and $0.77 in the respective periods in 2004.
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
      The differences in the operating results within All Other between the respective periods presented was primarily due to the higher corporate administrative costs in 2005, differences in the valuation adjustments in the directors’ compensation plan and the interest rate swap as previously described, the deferred financing cost write-off in 2005 and the gain from sale of property recorded in 2004. Incentive compensation expense for the corporate office was lower in 2005 than in 2004.
Metal Systems Group

	Third Quarter		First Nine Months
	Ended		Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
Millions	2005	2004	2005	2004

Sales	$73.8	$76.7	$231.7	$229.8
Operating Profit	$0.2	$0.3	$6.3	$5.7

      The Metal Systems Group, the larger of our two reportable segments, consists of Alloy Products, Technical Materials, Inc. (TMI), Beryllium Products and Brush Resources. The following chart summarizes sales by business unit within the Metal Systems Group:

	Third Quarter		First Nine Months
	Ended		Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
Millions	2005	2004	2005	2004

Alloy Products	$51.5	$48.9	$155.1	$156.1
TMI	11.8	14.1	37.1	42.4
Beryllium Products	8.0	9.0	33.8	26.6
Brush Resources	2.5	4.7	5.7	4.7

Total	$73.8	$76.7	$231.7	$229.8
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
      Sales by Alloy Products of $51.5 million in the third quarter 2005 improved 5% from sales of $48.9 million of sales in the third quarter 2004 while sales of $155.1 million in the first nine months of 2005 were less than 1% lower than sales in the year ago period. Strip product sales volumes were relatively unchanged in the third quarter 2005 from the third quarter 2004 while sales volumes for the first nine months of 2005 were down 8% from the comparable period in 2004. Bulk volumes, however, grew 13% in the third quarter 2005 over the third quarter 2004 and 14% in the first nine months of 2005 over the first nine months of 2004. The decline in strip sales volumes was due to weaker demand from the telecommunications and computer market as orders for materials used in telecommunication infrastructure equipment were down. The demand from the automotive electronics market has been soft in 2005 as well. Price pressures from competitive (and non-beryllium-containing) materials also have negatively impacted strip sales. The growth in bulk products sales volumes resulted from improved demand from various key end-use applications and markets, including oil and gas, plastic tooling, aerospace and welding rods. New products and applications also contributed to the sales growth, including sales of non-beryllium-based alloy systems for heavy equipment applications.
      Sales of Alloy Products into China and South Asia through Brush International’s subsidiary in Singapore grew 29% in the first nine months of 2005 over the first nine months of 2004. This growth was offset by a slight decline in sales in Europe and a larger decline in domestic sales.
      TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems. Applications for TMI products include connectors, contacts and semiconductors. TMI’s sales were $11.8 million in the third quarter 2005 compared to $14.1 million in the third quarter 2004, a 16% decrease. TMI’s third quarter year-to-date sales of $37.1 million in 2005 were 13% lower than sales of $42.4 million in the first nine months of 2004, with the inlay product line showing the largest year-to-date decline. Demand from the automotive market, TMI’s largest market, was soft in the third quarter 2005, as it was in the previous quarter. Demand from the telecommunications and computer market, TMI’s second largest market, has shown signs of improvements in some areas during 2005, but overall demand remains down for the year. We believe a portion of this softness was due to a downstream inventory correction. The continued development of new disk drive arm applications has added to sales in 2005, and this application provides a long-term growth opportunity for TMI in the telecommunications and computer market. Development work on new products and applications that serve TMI’s large existing markets as well as new emerging markets, including energy and medical products, also had a positive impact on sales in 2005, which helped to offset a portion of the decline in sales of traditional products.
      Beryllium Products manufactures pure beryllium and beryllium aluminum alloys in rod, tube, sheet and a variety of customized forms. These materials have high stiffness and low density and tend to be premium priced due to this unique combination of properties. Sales by Beryllium Products were $8.0 million in the third quarter 2005, a decline of 11% from sales of $9.0 million in the third quarter 2004, while sales for the first nine months of the year of $33.8 million were 28% higher than sales of $26.6 million in the year ago period. The increase in sales in 2005 was due to the primary mirror shipments under the material supply contract for the JWST program. While our obligations under the original contract were completed in the second quarter 2005, we continued to ship additional materials for this project in the third quarter 2005. Sales of other pure beryllium metal products declined in the third quarter 2005 from the third quarter 2004 after increasing slightly in the first half of 2005 over 2004, while sales of beryllium aluminum alloys have been down all year, partially due to delays and stretch-outs in a variety of U.S. government defense programs. As expected, performance automotive sales were lower in the first nine months of 2005 than the first nine months of 2004.
      Brush Resources produces beryllium hydroxide primarily for use as a raw material input for our other businesses. Brush Resources also sells hydroxide to external customers. External sales of beryllium hydroxide totaled $2.5 million in the third quarter 2005, a decline of $2.2 million from the third quarter 2004 while sales for the first nine months of the year were $5.7 million in 2005 and $4.7 million in 2004. We do not anticipate that there will be any significant external sales of beryllium hydroxide in the fourth quarter 2005.
      The gross margin on Metal System Group sales was $14.6 million, or 20% of sales, in the third quarter 2005 compared to $17.2 million, or 22% of sales, in the third quarter 2004. For the first nine months of the year, the gross margin was $53.4 million in 2005, or 23% of sales, and $56.2 million, or 25% of sales, in 2004. The lower sales volumes reduced margins by approximately $1.8 million in the third quarter 2005 while the year-to-date sales increase generated approximately an additional $0.7 million of margin over 2004. The change in product mix was unfavorable between both the third quarter and the first nine months of 2005 and the respective periods in 2004 and was a contributing factor to the reduced margin dollars and rates in 2005. This unfavorable product mix effect was evident by a decline in sales within Alloy strip products of the higher beryllium containing and therefore higher-priced alloys. A portion of the bulk product sales growth was in the lower-priced and therefore lower margin generating products. The decline in beryllium aluminum alloys within Beryllium Products also had a negative mix effect on gross margins, but this was more than offset by the favorable impact of the JWST sales in the first half of the year. There was also an unfavorable mix effect within TMI, partially due to inefficiencies on developing new products. The cost of copper and nickel, key raw materials used in the manufacture of numerous Metal Systems Group products, increased during 2005. This increased cost could not be passed through to Metal Systems’ customers in all cases and, as a result, reduced gross margins by an estimated $0.5 million in the third quarter 2005 and $1.8 million in the first nine months of 2005 as compared to the respective periods in 2004. Manufacturing performance and production levels within portions of the Metal Systems Group had an unfavorable impact on margins as well. Manufacturing overhead expenses were lower in the third quarter 2005 and the first nine months of 2005 versus the comparable periods in 2004, offsetting a portion of these margin reductions.
      The Metal Systems Group’s SG&A, R&D and Other-net expenses totaled $14.3 million in the third quarter 2005 and $16.9 million in the third quarter 2004. As a percent of group sales, expenses declined to 20% in the third quarter 2005 from 22% in the third quarter 2004. For the first nine months of the year, these expenses totaled $47.1 million, or 20% of sales, in 2005 and $50.6 million, or 22% of sales, in 2004. The majority of the decline in expenses in both the third quarter and first nine months of 2005 was due to a decrease in incentive compensation. Currency exchange losses were also lower in the current year, as were various administrative expenses. These savings were offset in part by an increase in the year-to-date selling and marketing expenses, which were largely international.
      Operating profit for the Metal Systems Group was $0.2 million for the third quarter 2005 and $0.3 million in the third quarter 2004 as profits decreased only slightly on the $3.1 million sales decline. For the first nine months of the year, operating profit was $6.3 million in 2005 and $5.7 million in 2004. The profit improvement for the first nine months was due to the lower SG&A, R&D and Other-net expenses, as the benefits from the higher sales volumes were more than offset by unfavorable changes in product mix and higher base metal costs. Operating profit was approximately 3% of sales in the first nine months of both years.
Microelectronics Group

	Third Quarter		First Nine Months
	Ended		Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
Millions	2005	2004	2005	2004

Sales	$61.9	$49.0	$168.9	$150.5
Operating Profit	$5.7	$3.9	$14.1	$14.2
      The Microelectronics Group consists of WAM and Electronic Products. The following chart summarizes business unit sales within the Microelectronics Group:

	Third Quarter		First Nine Months
	Ended		Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
Millions	2005	2004	2005	2004

WAM	$55.6	$41.5	$149.6	$127.0
Electronic Products	6.3	7.5	19.3	23.5

Total	$61.9	$49.0	$168.9	$150.5
      WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials and ultra-fine wire. WAM’s sales of $55.6 million in the third quarter 2005 were 34% higher than the third quarter 2004 while sales of $149.6 million in the first nine months of 2005 were 18% higher than sales in the first nine months of 2004. The cost of the precious metal sold by WAM is passed through to its customers and WAM generates its margin on its fabrication efforts and not on the particular metal sold. In both the third quarter 2005 and the first nine months of 2005, metal prices, on average, were higher than in the respective periods of 2004, thereby increasing sales without a proportional flow through to margins.
      Sales from WAM’s Brewster, New York facility for giant magnetic resistance thin film and other applications within the magnetic and optical data storage market accounted for a significant portion of the growth in WAM’s sales in the third quarter and first nine months of 2005. Sales of vapor deposition targets, WAM’s largest product line, grew modestly in the second and third quarter 2005 after declining in the first quarter 2005 from the respective year ago periods. Sales of preforms, frame lid assemblies, bonding wire and related products were significantly higher in the third quarter 2005 than the third quarter 2004 after being down slightly during the first half of the year. A portion of this improvement was due to stronger demand from the wireless handset market. Sales of these products into the photonics market also improved, in part due to the continued development and acceptance of our new products. Sales of specialty alloys, while still a relatively small portion of WAM’s business, increased in both the third quarter and first nine months of 2005. However, these products are now facing severe price competition. Sales for semiconductor applications also contributed to the sales improvement in 2005 and we anticipate that this market offers further growth opportunities.
      Early in the second quarter 2005, WAM purchased OMC of Limerick, Ireland for approximately $4.0 million. OMC provides physical vapor deposition cleaning and reconditioning services to customers in Europe. OMC contributed to the increase in WAM’s sales in the third quarter 2005 and first nine months of 2005. Early in the fourth quarter 2005, WAM acquired Thin Film Technology, Inc. (TFT) for $8.2 million in cash and the assumption of $1.2 million of debt. TFT manufactures precision optical coatings, photo lithography, thin film hybrid circuits and specialized thin film coatings. TFT had been a vendor for WAM and, as such, had been working closely with WAM on the manufacture and development of new products.

      Electronic Products includes Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $6.3 million in the third quarter 2005 versus $7.5 million in the third quarter 2004. For the first nine months of the year, sales of $19.3 million were 17% lower in 2005 than in the comparable period in 2004. Sales of beryllia ceramics, a mature product line with limited growth opportunities, were 29% lower in the third quarter 2005 than the third quarter 2004 and accounted for the majority of the decline in Electronic Products’ sales in that period. Beryllia ceramic sales were also down 17% for the first nine months of the year. Sales of electronic packages to the telecommunications and computer market in the third quarter 2005 continued to be lower than the year ago period, but shipping rates improved over the first two quarters of this year. Sales to the automotive market were lower in the first nine months of 2005 than in the first nine months of 2004 as well. Sales of circuitry, one of our smaller product lines, increased in the third quarter 2005 and the September year-to-date sales have grown 18% over 2004.
      The gross margin on Microelectronic Group sales was $11.7 million in the third quarter 2005 an increase of $2.0 million over the gross margin earned in the third quarter 2004. For the first nine months of the year, the gross margin was $31.3 million in 2005 and $30.6 million of sales, in 2004. In both the third quarter and first nine months of 2005, the gross margin was 19% of sales, a decline of one percentage point from the respective periods in 2004. The $2.0 million margin growth in the third quarter 2005 was primarily due to the additional sales volume. The higher sales volumes in the first nine months of the year also generated additional margins. However, these benefits were offset in part in both the third quarter and nine-month period by the unfavorable change in product mix. Sales into the automotive market, which typically generate higher margins, declined in 2005. Products such as vapor deposition targets face increasing competitive price pressures in the market place while the margins on new products may be lower initially as manufacturing processes are being defined and improved. An unfavorable inventory valuation adjustment was recorded in the first quarter 2005 further reducing the gross margins in that period. Manufacturing overhead costs were $0.3 million lower in the third quarter 2005 than the third quarter 2004 but were essentially unchanged for the first nine months of the year.
      The Microelectronic Group’s SG&A, R&D and Other-net expenses were $6.0 million in the third quarter 2005, an increase of $0.2 million over the third quarter 2004 expense. Expenses for the first nine months of the year were $17.2 million in 2005 and $16.4 million in 2004. Expenses declined to 10% of sales in the first nine months of 2005 from 11% of sales in 2004. The acquisition of OMC added $0.4 million to SG&A expenses in the third quarter and $0.7 million for the first nine months of 2005. In addition to the impact of expenses from OMC, expenses were higher as a result of a small increase in other administrative expenses and miscellaneous other-net expense items, which were partially offset by a slight decline in the incentive compensation expense.
      Operating profit from the Microelectronic Group was $5.7 million in the third quarter 2005, an improvement of $1.8 million over the third quarter 2004. For the first nine months of the year, operating profit was $14.1 million, or 8% of group sales, in 2005 and $14.2 million, or 9% of group sales, in 2004.
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

      The following table summarizes the associated activity with beryllium cases.

	Quarter Ended

	Sept. 30, 2005	July 1, 2005

Total cases pending	15	16
Total plaintiffs	60	61
Number of claims (plaintiffs) filed during period ended	0(0)	1(2)
Number of claims (plaintiffs) settled during period ended	1(1)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$2
Number of claims (plaintiffs) otherwise dismissed	0(0)	1(2)
Number of claims (plaintiffs) voluntarily withdrawn	0(0)	0(0)
      Settlement payment and dismissal for a single case may not occur in the same period.
      Additional beryllium claims may arise. Management believes that we have substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third-party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $2.2 million at September 30, 2005 and $1.9 million at December 31, 2004. A receivable of $2.3 million was recorded at September 30, 2005, unchanged from December 31, 2004, from our insurance carriers as recoveries for insured claims. An additional $0.4 million was reserved at both September 30, 2005 and December 31, 2004 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.
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
      While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of September 30, 2005, four purported class actions were pending.
      Regulatory Matters. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration, and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. More stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or our customers decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially adversely affected. The extent of the adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.
Financial Position
      Net cash provided from operating activities was $1.6 million in the first nine months of 2005 as net income and the benefits of depreciation and amortization offset the net unfavorable changes in working capital items, including increases to accounts receivable and inventory, payment of the employee incentive compensation for 2004 and a contribution to the domestic defined benefit pension plan. Cash provided from operations totaled $10.9 million in the third quarter 2005 and $8.9 million in the second quarter 2005 while cash used in operations was $18.2 million in the first quarter 2005. Cash balances stood at $23.2 million at the end of the third quarter 2005, a decrease of $26.5 million from the prior year-end as cash was used to reduce debt and fund capital expenditures.
      Accounts receivable balance was $67.5 million at the end of the third quarter 2005, an increase of $8.3 million during the first nine months of 2005. This increase was due in large part to the higher sales as sales in the third quarter 2005 were 17% higher than sales in the fourth quarter 2004. The days sales outstanding (DSO), a measure of the average time to collect receivables, declined slightly from the fourth quarter 2004 level. Accounts written off to bad debt expense totaled $0.2 million in the first nine months of 2005 compared to $0.7 million in the first nine months of 2004.
      Inventories increased by $4.5 million, or 5%, during the first nine months of 2005 in part to support the higher sales level. However, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved from the end of last year. The majority of the increase in the first-in, first-out (FIFO) inventory value during 2005 was in the Metal Systems Group. Within Metal Systems, Alloy Products’ pounds in inventory were relatively unchanged during the first nine months of 2005, but inventory mix shifts and higher raw material costs caused an increase in the inventory value. The Microelectronic Group’s inventories increased 2% from year-end 2004.
      Capital expenditures for property, plant and equipment totaled $9.1 million in the first nine months of 2005 as capital spending remained below the level of depreciation. Spending in the third quarter 2005 was $4.2 million, the highest quarterly total since the third quarter 2001. The Metal Systems Group accounted for just over half of the spending in the current year. Spending within the Elmore, Ohio facility, which supports all of the businesses within the Metal Systems Group, was $2.7 million in the first nine months of the year. Within the Microelectronic Group, spending on equipment and other capital items at the various WAM facilities totaled $3.5 million. In addition to the $9.1 million of capital spending, we purchased assets for $0.4 million used by the Microelectronic Group that previously were held under an operating lease. We also purchased the stock of OMC for approximately $4.0 million in cash in the second quarter 2005. The preliminary goodwill assigned as a result of the OMC purchase totaled $2.8 million.
      Other liabilities and accrued items declined $16.0 million largely as a result of the payment in the first quarter 2005 of the incentive compensation earned by employees in 2004 and a $5.0 million contribution to the domestic defined benefit pension plan also in the first quarter 2005. Offsetting a portion of this decline in other liabilities and accruals were increases in the accruals for the 2005 incentive compensation plans and changes in other miscellaneous accrual balances.
      Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $7.8 million at December 31, 2004 and zero as of September 30, 2005. The majority of the prior year end balance related to the JWST project.
      Other long-term liabilities of $9.3 million as of the end of the third quarter 2005 were $1.5 million lower than at the prior year-end. This decline was due to changes in the fair value of derivative financial instruments, primarily an interest rate swap, net of a slight increase in the accrued legal reserves. The retirement and post-employment obligation balance was $56.8 million at the end of the third quarter 2005 compared to $49.7 million at December 31, 2004. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The major cause for the increased liability was a remeasurement of the pension plan as a result of a plan amendment.
      Total balance sheet debt of $58.3 million at the end of the third quarter 2005 was $14.2 million lower than at December 31, 2004. We repaid two term notes totaling $18.6 million during the first quarter 2005 that were originally scheduled to be paid off in installments through 2008. We retain the ability to re-borrow these funds under the revolving credit agreement up to amounts limited by the original term notes’ amortization schedules. The notes were repaid early using the cash balances on hand in order to reduce interest expense going forward. As of September 30, 2005, short-term debt totaled $16.8 million, which included foreign currency denominated loans and a gold-denominated loan. During the third quarter 2005, we secured a new euro line of credit to finance a portion our euro-based assets. The current portion of long-term debt totaled $0.6 million and long-term debt totaled $40.9 million at the end of the third quarter 2005. We amended portions of our revolving credit agreement in the third quarter 2005. Among other items, the covenant that limits the dollar amount of eligible acquisitions was revised to allow greater flexibility. We were in compliance with all of our debt covenants as of the end of the third quarter 2005.
      We received $0.4 million for the exercise of approximately 29,000 options to purchase shares of our common stock during the first nine months of 2005.
      Total shareholders’ equity increased from $208.1 million at the beginning of the first quarter 2005 to $216.3 million at the end of the third quarter 2005. The increase was due primarily to comprehensive income of $7.9 million, which includes net income and the valuation adjustments associated with the minimum pension liability and derivative financial instruments (see Note C to the Consolidated Financial Statements), and the exercise of options.
      The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $15.5 million during the first nine months of 2005, which was mainly due to higher volumes of metal on hand as the impact of changes in prices between the end of the third quarter 2005 and year-end 2004 was approximately $2.5 million. During 2005, we negotiated a new precious metal consigned inventory agreement that increased the capacity and allowed for other more favorable terms.
      There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of September 30, 2005 from the year-end 2004 totals as disclosed on page 23 of our annual report to shareholders for the period ended December 31, 2004. The summary in the 2004 annual report included the early repayment of the term loans as part of the contractual payments due in 2005.
      Net cash provided from operations was $11.7 million in the first nine months of 2004 as the net income and benefits of depreciation more than offset the increases in various working capital items, primarily receivables and inventory. Receivables grew $17.5 million due to the higher sales volume in the quarter and a slightly slower DSO. The slower DSO was due in part to the growth in international sales, which typically take longer to collect. Total inventories increased $9.1 million in the first nine months of 2004, although the inventory turnover period improved. The majority of the inventory increase was in the Metal Systems Group, with a portion of that inventory build in support of the planned shipments under the JWST program. Capital expenditures totaled $5.1 million for the first three quarters of 2004, as the quarterly spending remained under $2.0 million for the seventh consecutive quarter. Accounts payable and other liabilities and accrued items declined $1.7 million in the first nine months of 2004. Unearned revenue, associated primarily with the JWST program, was $6.5 million at the end of the third quarter 2004 compared to zero at the end of 2003.
      We completed a stock offering of 2.3 million shares in the third quarter 2004. The net proceeds, after deducting fees, were $38.7 million. The majority of the funds were used to pay down debt, with the remainder held as cash to be used for general corporate purposes. Balance sheet debt totaled $72.9 million at the end of the third quarter 2004, a decline of $26.3 million during the first nine months of that year. The cash balance stood at $27.0 million at the end of the third quarter 2004, an increase of $21.9 million since the end of 2003 as a result of the cash flow from operations and proceeds from the share offering reduced in part by the capital expenditures and repayment of debt.
      We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, potential acquisitions and environmental remediation projects. Our debt-to-total capital ratio improved during the first nine months of 2005. We had approximately $74.3 million of available borrowing capacity under the existing lines of credit as of September 30, 2005.
Critical Accounting Policies
      Pension: We amended our domestic defined benefit plan in 2005. The amendment, which revised the benefit payout formula for the majority of the participants among other changes, was deemed to be a significant event in accordance with Statement No. 87, “Employers’ Accounting for Pensions” and the plan’s assets and liabilities were remeasured accordingly. The remeasurement resulted in a charge of $11.1 million to other comprehensive income in the second quarter 2005. The remeasurement also reduced the 2005 estimated annual expense of the domestic defined benefit plan to $3.1 million from $4.8 million as previously estimated. As part of the remeasurement process, management reviewed the discount rate, expected rate of return and other valuation assumptions and made revisions as warranted.
      Deferred Taxes: A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our then recent cumulative losses. The valuation allowance was adjusted in 2003 and 2004 and charged or credited to income or other comprehensive income as appropriate. The valuation allowance was reduced in the first nine months of 2005, offsetting a portion of the tax expense that would have been recorded against pre-tax income. In subsequent periods when we generate pre-tax income, a federal tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining eligible valuation allowance may be reversed back to income, depending upon the facts and circumstances at that time. As of the end of the third quarter 2005, the deferred tax valuation allowance was approximately $20.6 million, including $7.2 million that originally was charged against other comprehensive income within shareholders’ equity. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of the domestic loss carry-forwards and other deferred tax assets on future tax returns.
      For additional information regarding these and other critical accounting policies, please refer to pages 24 to 26 of our annual report to shareholders for the period ended December 31, 2004.
     Market Risk Disclosures
      We are exposed to movements in base metal prices, primarily copper. Copper prices remained quite high and in fact continued to increase during the first nine months of 2005. We cover portions of this exposure by passing the change in prices through to our customers. Beginning in 2005, we also entered into derivative contracts to hedge against further adverse movements in copper prices for a portion of our estimated exposure. We recorded hedge gains on matured copper contracts of an immaterial amount in compliance with Statement No. 133 in the second and third quarters of 2005. While these gains offset a portion of the higher copper cost, the net hedged cost in 2005 remains above the 2004 average cost.
      For additional information regarding market risks, please refer to pages 26 and 27 of our annual report to shareholders for the period ended December 31, 2004.
Outlook
      Demand from portions of the telecommunications and computer market has been soft in 2005. However, we believe that the actual growth rate in this market is greater than what we are experiencing and this inconsistency may be due to an over-supply of our materials in downstream inventories. As this over-supply is worked off, demand for our products may improve.
      The automotive market demand has been weak in 2005. In addition, early in the fourth quarter 2005, Delphi Corporation, the largest U.S. supplier of automotive parts, filed for bankruptcy protection. Delphi is a customer of businesses within both the Metal Systems Group and the Microelectronics Group. Various other customers of ours also sell to Delphi. We do not know what the impact of Delphi’s bankruptcy filing will have on the automotive market, our second largest market, in general or our sales to them in particular in the coming quarters.
      Demand for defense applications has also softened and the outlook is mixed; applications are being delayed, but typically not cancelled, as defense funds are being diverted from the tactical applications that utilize our materials in order to support the current military operations in the Middle East.

      The softness in these markets is being offset to a large extent by improved demand in other areas, including magnetic and optical data storage, oil and gas and plastic tooling. We also continue to make progress in developing new products and applications; qualification of new materials or applications can be a time consuming process given the technical nature and complexity of the applications for our products, but the growth in these applications has had a positive influence on our sales. The TFT acquisition will have a minor impact only on sales in the fourth quarter. As previously indicated, the sales order entry rate in the third quarter 2005 was the highest since the second quarter 2004. As a result, we our estimating that our sales in the fourth quarter 2005 may be in the range of $125.0 to $130.0 million, which would be 8% to 12% higher than the fourth quarter 2004.
      Margins and profitability may continue to be hampered somewhat to the extent that copper and other material costs remain high and that higher cost cannot be passed through to the customer or hedged at an acceptable level. Copper costs early in the fourth quarter were significantly higher than a year ago. In addition, the lower margins from the unfavorable change in product mix could potentially continue as well, as we face stiff price competition in many of our markets. Other cost pressures, in particular natural gas and other energy costs, may continue to have a negative impact on margins and profitability. Rates for natural gas have increased already and are slated to increase significantly in many portions of the country during the fourth quarter. We have agreements that fix the price of natural gas at various facilities that will help to temporarily mitigate the impact of these increases. However, we anticipate costs will be higher in the fourth quarter and even higher in the first quarter 2006.
      Portions of our businesses are implementing price increases and/or have implemented an energy surcharge in order to help recover these higher costs. We will continue our efforts to improve manufacturing yields and efficiencies and implement cost control measures and practices to minimize the impact of these pressures on our expense levels. We will continue to use lean manufacturing and six sigma techniques to assist in these efforts.
      By terms of our debt agreement, the $30.0 million subordinated debt is pre-payable beginning in December 2005 and we are evaluating the cost and benefits of pre-paying the debt in 2005 or at some point in the future. Pre-payment of this debt would result in the write-off of approximately $2.1 million of deferred financing costs and the payment of a pre-payment penalty of $1.8 million. Should we choose not to pre-pay this debt, the penalty declines over time. The subordinated debt carries a high interest rate and interest savings would be generated in 2006 and beyond by using existing cash and/or lower cost borrowings under the revolving credit agreement to pay off the debt.
      We also continue to analyze our deferred tax valuation allowance position. Given our recent earnings history and our current general outlook, it is possible that we may reverse portions of the allowance back to income in excess of the amount required to net against the fourth quarter 2005 tax expense. If that were to happen, the amount of the valuation allowance available to be reversed in the first three quarters of 2006 would be reduced, which could then result in a higher tax expense in those periods as compared to the first three quarters of 2005.
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
       We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.
      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s assessment on our internal control over financial reporting is contained in the Report of Management on Internal Control over Financial Reporting on page 29 in our annual report to shareholders for the year ended December 31, 2004.
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
       The Company and its subsidiaries are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.
Beryllium Claims
      As of September 30, 2005, our subsidiary, Brush Wellman Inc., was a defendant in 15 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.
      During the third quarter of 2005, the number of beryllium cases decreased from 16 (involving 61 plaintiffs) as of July 1, 2005 to 15 cases (involving 60 plaintiffs) as of September 30, 2005. During the third quarter, one third party case (involving one plaintiff) that had previously been reported as settled, was dismissed by the court.
      The 15 pending beryllium cases as of September 30, 2005 fall into two categories: 11 cases involving third-party individual plaintiffs, with 19 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.
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
      The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular, and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants; dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test.
      The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. The Company filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs have filed an appeal.
      The fourth purported class action is Gary Anthony v. Brush Wellman Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 01718, on March 3, 2005. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 05-CV-1202, on March 14, 2005. The only named plaintiff is Gary Anthony. The defendants are Brush Wellman Inc., Gary Kowalski, and Dickinson & Associates Manufacturers Representatives. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses.
Other Claims
      One of the Company’s subsidiaries, Williams Advanced Materials, Inc. (WAM) is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York, consolidated under case number 03-CV-0276A (SR), WAM has asked the Court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. On August 3, 2005, the U.S. Court of Appeals for the Federal Circuit, case number 04-1602, affirmed the District Court’s decision denying Williams’ motion to enjoin Target from suing and threatening to sue Williams’ customers. The case has reverted for further proceedings to the District Court, which has dismissed, without prejudice to their refiling, all other pending motions. In September 2004, Target filed a separate action for patent infringement in U.S. District Court, Central District of California, case number SAC04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, and that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages, and attorneys’ fees and costs.

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
Dated: November 1, 2005
/s/ John D. Grampa

John D. Grampa Vice President Finance and Chief Financial Officer