Form 10-K
period 2005-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2006-03-16
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 1, 2005 was approximately $276,481,844.

As of March 3, 2006, there were 19,278,942 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2005 are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting of shareholders to be held on May 2, 2006 are incorporated by reference into Part III.

BRUSH ENGINEERED MATERIALS INC.

PART I

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global and domestic economies;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, magnetic and optical data storage, aerospace and defense, automotive electronics, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Our success in developing and introducing new products and applications;

•	Our success in integrating newly acquired businesses;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs, and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 1.	BUSINESS

Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a leading manufacturer of high-performance engineered materials serving the global telecommunications and computer, magnetic and optical data storage, aerospace and defense, automotive electronics, industrial components and appliance markets. As of December 31, 2005, we had 1,970 employees.

Our subsidiaries are organized under two reportable segments: the Metal Systems Group and the Microelectronics Group. The Metal Systems Group includes Brush Wellman Inc. (Alloy Products and Beryllium Products), Technical Materials, Inc. (TMI) and Brush Resources Inc. (BRI). Starting in 2005, BRI, a wholly owned subsidiary that manages our mining and milling operations in Utah, is included in the Metal Systems Group while previously it was included in the “All Other” column in the segment reporting details. This change was made because we believe that the operating issues affecting BRI, the management of the operations and the flow of materials are more closely aligned with the Metal Systems Group and this change is more reflective of how the operations are now managed. Segment results for the prior year comparisons have been restated to reflect this change. The Microelectronics Group includes Williams Advanced Materials Inc. (WAM) and Electronic Products, which in turn, consists of Zentrix Technologies Inc. (Zentrix), a wholly owned subsidiary of the Company, and Brush Ceramics Products Inc., (BCP), a wholly owned subsidiary of Brush Wellman Inc. Portions of Brush International Inc. are included in both segments.

Our parent company, Brush Engineered Materials Inc., and other corporate expenses, as well as the operating results from BEM Services, Inc., a wholly owned subsidiary, are not part of either segment and remain in the All

Other column. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial oversight, to our other businesses on a cost-plus basis. Corporate employees not covered as part of either reportable segment, including employees of BEM Services, Inc., totaled 85 as of December 31, 2005.

METAL SYSTEMS GROUP

The Metal Systems Group is comprised of Alloy Products, Beryllium Products, TMI and BRI. In 2005, 57% of our sales were from this segment (61% in both 2004 and 2003). As of December 31, 2005 the Metal Systems Group had 1,233 employees.

Alloy Products manufactures beryllium-containing and other high performance-based materials including copper-nickel-tin alloys that are metallurgically tailored to meet specific customer performance requirements. These products exhibit high electrical and thermal conductivities, high strength and hardness, good formability and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, automotive electronics, aerospace, industrial components including oil and gas, heavy equipment and plastic mold tooling and appliances markets. These products are sold domestically through Brush distribution centers and internationally through Company-owned and independent distribution centers and independent sales representatives.

Alloy Products’ primary direct competitor in strip form beryllium alloys is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe. Alloy Strip Products also competes with alloy systems manufactured by Olin Corporation, Wieland Electric, Inc., Stolberger Metallwerke GmbH, Nippon Mining, PMX and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. In the area of bulk products (bar, plate, tube and rod), in addition to NGK Insulators, Brush competes with several smaller regional producers such as Freedom Alloys in the U.S., LaBronze Industriel in Europe and Young II in Asia.

Beryllium Products manufactures products that include beryllium, AlBeMet® and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structural materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. Beryllium products are used in a variety of high performance applications in the defense, space, industrial, scientific equipment and medical and optical scanning markets. Beryllium-containing products are sold throughout the world through a direct sales organization and through Company-owned and independent distribution centers. While Beryllium Products is the only domestic producer of metallic beryllium, it competes with other fabricators as well as with designs utilizing other materials.

TMI manufactures engineered material systems that are combinations of precious and non-precious metals in continuous strip form, and are used in complex electronic and electrical components in telecommunications systems, automotive electronics, semi-conductors and computers. TMI’s products are sold directly and through its sales representatives. TMI has limited competition in the United States and several European manufacturers are competitors for the sale of inlaid strip. A major competitor of TMI is Tanaka in Asia.

BRI manages our mine and milling operations. The milling operations produce beryllium hydroxide from mined bertrandite ore and purchased beryl ore. The hydroxide is used primarily as a raw material input by the other businesses within the Metal Systems Group. BRI also sells hydroxide externally to Alloy Products’ primary competitor in beryllium alloys, NGK Insulators, Ltd.

Metal Systems Group — Sales and Backlog

The backlog of unshipped orders for the Metal Systems Group as of December 31, 2005, 2004 and 2003 was $88,107,000, $81,457,000 and $74,058,000, respectively.1 Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2005 will be filled during 2006.

Sales are made to approximately 1,575 customers. Government sales, principally subcontracts, accounted for about 0% of Metal Systems Group sales in 2005, 2004 and 2003. Sales outside the United States, principally to Europe, Canada and Asia, accounted for approximately 42% of the Metal Systems Group sales in 2005, 41% in 2004 and 42% in 2003. Other segment reporting and geographic information set forth on page 50 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Metal Systems Group — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for the Metal Systems Group amounted to $3,790,000 in 2005, $3,373,000 in 2004 and $2,820,000 in 2003. A staff of 20 scientists, engineers and technicians was employed in this effort as of year-end 2005. Some research and development projects, expenditures for which are not material, were externally sponsored.

MICROELECTRONICS GROUP

The Microelectronics Group is comprised of WAM and Electronic Products, which consists of Zentrix and BCP. In 2005, 43% of our sales were from this segment (39% in both 2004 and 2003). As of December 31, 2005 the Microelectronics Group had 652 employees.

WAM manufactures and fabricates precious metal and specialty metal products for the magnetic and optical data storage, magnetic head, including magnetic resistive and giant magnetic resistive materials, electron tube, medical and the wireless, semiconductor, photonic and hybrid segments of the microelectronics market. WAM’s major product lines include vapor deposition materials, clad and precious metals preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and restorative dental alloys.

WAM’s products are sold directly from WAM’s facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York; Buellton, California; Milwaukee, Wisconsin; Ireland, Singapore, Taiwan and the Philippines, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Praxair, Inc., Honeywell International Inc. and a number of smaller regional and national suppliers.

Electronic Products manufactures electronic packaging, circuitry and beryllia ceramics through two of our subsidiaries, Zentrix and BCP. Production sites include Oceanside, California; Tucson, Arizona and Newburyport, Massachusetts. These products are used in wireless telecommunication, fiberoptics, automotive and defense applications. Products are sold directly and through its sales representatives. Competitors include Kyocera Corporation, Semx Corporation, Aeroflex, Inc., American Technical Ceramics and Anaren Microwave, Inc. Competitive materials include alumina, aluminum nitride and composites. Principal competitors in beryllia ceramics are CBL Ceramics Ltd. and American Beryllia Inc.

1 Effective January 1, 2005, Brush Resources Inc. became a part of the Metals Systems Group. In addition, the backlog for foreign subsidiaries was inadvertently omitted in years 2004 and 2003. The 2004 and 2003 backlog amounts for the Metals Systems Group have been revised to include Brush Resources Inc. and the foreign subsidiaries.

Microelectronics Group — Sales and Backlog

The backlog of unshipped orders for the Microelectronics Group as of December 31, 2005, 2004 and 2003 was $23,463,000, $18,266,000 and $16,110,000, respectively.2 Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2005 will be filled during 2006.

Sales are made to approximately 1,896 customers. Government sales, principally subcontracts, accounted for less than 1% of Microelectronics Group sales in 2005 as compared to 0% in 2004 and less than 1% in 2003. Sales outside the United States, principally to Europe, Canada and Asia, accounted for approximately 22% of Microelectronics Group sales in 2005, 22% in 2004 and 15% in 2003. Other segment reporting and geographic information set forth on page 50 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Microelectronics Group — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for the Microelectronics Group amounted to $1,200,000 for 2005, $1,154,000 for 2004 and $1,409,000 for 2003. A staff of 10 scientists, engineers and technicians was employed in this effort as of year-end 2005.

GENERAL

Availability of Raw Materials

The principal raw materials we use are beryllium (extracted from both imported beryl ore and bertrandite mined from our Utah properties), copper, gold, silver, nickel, platinum, palladium and aluminum. Ore reserve data in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 25 of our annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference. We have agreements to purchase stated quantities of beryl ore, beryllium metal and beryllium-copper master alloy from the Defense Logistics Agency of the United States Government. In addition, we have a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of beryllium-copper master and beryllium vacuum cast billet. The availability of these raw materials, as well as other materials we use, is adequate and generally not dependent on any one supplier.

Patents and Licenses

We own patents, patent applications and licenses relating to certain of our products and processes. While our rights under the patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.

Regulatory Matters

We are subject to a variety of laws which regulate the manufacture, processing, use, handling, storage, transport, treatment, emission, release and disposal of substances and wastes used or generated in manufacturing. For decades we have operated our facilities under applicable standards of in plant and out plant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. More stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or our customers decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially

2 The backlog for foreign subsidiaries within Williams Advanced Materials Inc. for the Microelectronics Group was inadvertently omitted in years 2004 and 2003. The 2004 and 2003 backlog amounts for the Microelectronics Group have been revised to include Williams Advanced Materials worldwide.

adversely affected. The extent of this adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.

Executive Officers of the Registrant

The following table shows the name, age and position of each of our executive officers as of December 31, 2005:

Name	Age	Positions and Offices

Gordon D. Harnett	63	Chairman of the Board, Chief Executive Officer and Director. Mr. Harnett was elected Chairman of the Board, Chief Executive Officer and Director of the Company effective January 1991. In addition, Mr. Harnett had served as President of the Company from January 1991 to May 2001 and from May 2002 to May 2005. Prior to January 1991, he had served as a Senior Vice President of The B. F. Goodrich Company from November 1988. Mr. Harnett has announced his intention to retire effective at this year’s annual meeting of shareholders.
Richard J. Hipple	53	President and Chief Operating Officer. Mr. Hipple joined Brush Wellman, a wholly owned subsidiary, in July 2001 and served as its Vice President of Strip Products from July 2001 until May 2002, at which time he was appointed as President of Alloy Products. In May of 2005, Mr. Hipple was named President and Chief Operating Officer of Brush Engineered Materials Inc. Prior to joining Brush, Mr. Hipple was President of LTV Steel Company, a business unit of the LTV Corporation. Prior to running LTV’s steel business, Mr. Hipple held numerous leadership positions in Engineering, Operations, Strategic Planning, Sales and Marketing and Procurement since 1975 at LTV. Mr. Hipple will stand for election to our Board of Directors at this year’s annual meeting of shareholders. It is also anticipated that our Board of Directors will appoint Mr. Hipple as Chairman of the Board, President and Chief Executive Officer upon Mr. Harnett’s retirement.
John D. Grampa	58	Vice President Finance and Chief Financial Officer. Mr. Grampa was elected Vice President Finance and Chief Financial Officer in November 1999. He had served as Vice President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide Materials Business of Avery Dennison Corporation since March 1994 and held other various financial positions at Avery Dennison Corporation from 1984.
Daniel A. Skoch	56	Senior Vice President Administration. Mr. Skoch was elected Senior Vice President Administration in July 2000. Prior to that time, he had served as Vice President Administration and Human Resources since March 1996. He had served as Vice President Human Resources since July 1991 and prior to that time, he was Corporate Director — Personnel.

Item 1A.  RISK FACTORS

Our business, financial condition, results of operations and cash flows can be affected by a number of factors, including but not limited to those set forth below and elsewhere in the Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Therefore, an investment in us involves some risks, including the risks described below. The risks discussed below are not the only risks that we may experience. If any of the following risks occur, our business, results of operations or financial condition could be negatively impacted.

Health issues and litigation relating to machining and manufacturing of beryllium-containing products could significantly reduce demand for our products, limit our ability to operate and cause us to pay material amounts in respect of product liability claims.

If exposed to respirable beryllium fumes, dusts or powder, some individuals may demonstrate an allergic reaction to beryllium and may later develop a chronic lung disease known as chronic beryllium disease, or CBD. Some people who are diagnosed with CBD do not develop clinical symptoms at all. In others, the disease can lead to scarring and damage of lung tissue, causing clinical symptoms that include shortness of breath, wheezing and coughing. Severe cases of CBD can cause disability or death.

Further, some scientists claim there is evidence of an association between beryllium exposure and lung cancer, and certain standard-setting organizations have classified beryllium and beryllium compounds as human carcinogens.

The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee and third-party lawsuits and increased levels of scrutiny by federal, state, foreign and international regulatory authorities of ours and our customers. Concerns over CBD and other potential adverse health effects relating to beryllium, as well as concerns regarding potential liability from the use of beryllium, may discourage our customers’ use of our beryllium-containing products and significantly reduce demand for our products.

One of our subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium. As of December 31, 2005 there were 13 cases pending. Approximately 92% of our pending beryllium-related claims are covered by various syndicates of Lloyd’s of London (now reinsured through Equitas Holdings Limited) and other London insurance market companies, some of whom are or may become insolvent. If our insurance carriers are insolvent or become insolvent, we may become directly responsible for payments relating to product liability claims, which could divert funds from other intended purposes, including capital expenditures or other operating requirements.

Our profitability could be affected adversely by unfavorable results in one or more of those cases. In addition, continued or increased adverse media coverage relating to our beryllium-containing products could damage our reputation or cause a decrease in demand for beryllium-containing products, which could adversely affect our profitability. Further, an unfavorable outcome or settlement of a pending beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate the potential exposure to unasserted claims.

We are currently self-insured for product liability claims based on exposure to beryllium after July 2001, and we may incur material losses from those claims, which could adversely affect our profitability.

Although we have varying levels of insurance coverage from insurance carriers for product liability claims based on exposure to beryllium for most periods prior to July 2001, we are self-insured for product liability claims based on exposure to beryllium after July 2001 and for a short period in the 1980s. We may not be able to provide adequate coverage against all potential liabilities. We may incur significant losses from claims for which we are self-insured.

Our bertrandite ore mining and our manufacturing operations and our customers’ businesses are subject to extensive health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulation could increase those costs and liabilities or effectively prohibit production or use of beryllium-containing products.

We and our customers are subject to laws regulating worker exposure to beryllium. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. More stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent or our customers decide to reduce their use of beryllium- containing products, our operating results, liquidity and capital resources could be materially adversely affected. The extent of this adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors that cannot be estimated.

Our bertrandite ore mining and our manufacturing operations are subject to extensive environmental regulations that impose, and will continue to impose, significant costs and liabilities on us, and future regulation could increase these costs and liabilities or prevent production of beryllium-containing products.

We are subject to a variety of governmental regulations relating to the environment, including those relating to our handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for noncompliance. Others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, impose strict, retroactive and joint and several liability upon entities responsible for releases of hazardous substances. Bertrandite ore mining is also subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment and the effects that mining has on groundwater quality and availability. If we fail to comply with present and future environmental laws and regulations, we could be subject to liabilities or our operations could be interrupted. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our bertrandite ore deposits. They could also require us to acquire costly equipment or to incur other significant expenses in connection with our business, which would increase our costs of production.

The availability of competitive substitute materials for beryllium-containing products may reduce our customers’ demand for these products and reduce our sales.

In certain product applications, we compete with manufacturers of non-beryllium-containing products, including organic composites, metal alloys or composites, titanium and aluminum. Our customers may choose to use substitutes for beryllium-containing products in their products for a variety of reasons, including, among other things, the lower costs of those substitutes, the health and safety concerns relating to these products and the risk of litigation relating to beryllium-containing products. If our customers use substitutes for beryllium-containing products in their products, the demand for our beryllium-containing products may decrease, which could reduce our sales.

The markets for our beryllium-containing and non-beryllium-containing products are experiencing rapid changes in technology.

We operate in markets characterized by rapidly changing technology and evolving customer specifications and industry standards. New products may quickly render an existing product obsolete and unmarketable. For example, we used to produce beryllium-copper alloys that were used in the production of some golf club heads; however, these beryllium-copper alloy club heads are no longer produced by any of our customers. Our growth and future results of operations depend in part upon our ability to enhance existing products and introduce newly developed products on a timely basis that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer specifications, achieve market acceptance and respond to our competitors’ products.

The process of developing new products can be technologically challenging and requires the accurate anticipation of technological and market trends. We may not be able to introduce new products successfully or do so on a timely basis. If we fail to develop new products that are appealing to our customers or fail to develop products on time and within budgeted amounts, we may be unable to recover our significant research and development costs, which could adversely affect our margins and profitability.

Our beryllium-containing and non-beryllium-containing products are deployed in complex applications and may have errors or defects that we find only after deployment.

Our products are highly complex, designed to be deployed in complicated applications and may contain undetected defects, errors or failures. Although our products are generally tested during manufacturing, prior to deployment, they can only be fully tested when deployed in specific applications. For example, we sell beryllium-copper alloy strip products in a coil form to some customers, who then stamp the alloy for its specific purpose. On occasion, it is not until such customer stamps the alloy that a defect in the alloy is detected. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors, or failures could result in installation delays, product returns, termination of contracts with our customers, diversion of our resources, increased service and warranty costs and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and could damage our reputation, which could reduce our sales.

We have incurred significant losses in the past, and may not be able to sustain profitability on an ongoing basis.

Although we have been profitable in 2004 and 2005 (net income of $15.5 million and $17.8 million, respectively), we have incurred significant losses in the past (net loss of $35.6 million in 2002 and $13.2 million in 2003) and may not be able to sustain this recent profitability on an ongoing basis. We have implemented strategic initiatives designed to improve our operating performance on an ongoing basis. We may not be able to successfully implement or realize the expected benefits of any of those initiatives or sustain improvements made to date. We may not meet our strategic goals or sustain profitability if we fail to achieve the goals of these initiatives.

Our customers are subject to significant fluctuations as a result of the cyclical nature of their industries and their sensitivity to general economic conditions, which could adversely affect their demand for our products and reduce our sales.

A substantial number of our customers are in the telecommunications and computer, magnetic and optical data storage, aerospace and defense and automotive electronics industries. Each of these industries is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the United States dollar, the strength of the automotive electronics and computer industries and the rate of construction of telecommunications infrastructure equipment and government spending on defense.

The demand for our products is generally affected by macroeconomic fluctuations in the global economies in which we sell our products. Future economic downturns, stagnant economies or global currency fluctuations could also negatively affect our financial performance.

Our business is dependent on continued capital spending by the global telecommunications and computer industries, and a decrease in capital spending for infrastructure and equipment could affect our revenue from these markets. Our business could be exposed to unexpected or extended downturns in capital spending, which could adversely affect our sales. In addition, a decrease in military, aerospace or defense-related spending could adversely reduce demand for our products.

We may not be able to complete our acquisition strategy or successfully integrate acquired businesses.

We have been active over the last twelve months in pursuing niche acquisitions for one of our subsidiaries, Williams Advanced Materials Inc. We intend to continue to consider further growth opportunities through the acquisition of assets or companies involved in the engineered materials industry and routinely review acquisition opportunities. While we believe that there are available a number of potential acquisition candidates that would complement our businesses, we currently have no agreements, understandings or arrangements to acquire any specific business or material assets. We cannot predict whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition.

The terms of our indebtedness may restrict our ability to pursue our growth and acquisition strategies.

The terms of our credit facilities restrict our ability to, among other things, borrow and make investments, acquire other businesses and make capital expenditures. In addition, the terms of our indebtedness require us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may have no control. These restrictions could adversely affect our ability to pursue our growth and acquisition strategies. If we breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable, and we may not have sufficient available funds to repay the amounts due, in which case we may be required to seek legal protection from our creditors.

We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.

We sell to customers outside of the United States from our United States and international operations. We have been and are continuing to expand our geographic reach in Europe and Asia. Shipments to customers outside of the United States accounted for approximately 33% of our sales in 2005, 33% in 2004 and 31% in 2003. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Revenue from non-United States operations (principally Europe and Asia) amounted to approximately 25% of our sales in 2005, 24% in 2004 and 22% in 2003. There are a number of risks associated with international business activities, including:

•	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements and unexpected changes in any of these factors;

•	difficulty in obtaining export licenses from the United States government;

•	political and economic instability and disruptions, including terrorist attacks;

•	potentially adverse tax consequences due to overlapping or differing tax structures; and

•	fluctuations in currency exchange rates.

Fluctuations in currency exchange rates, particularly for the euro and the yen, have impacted our sales, margins and profitability in the past. The fair value of our asset relating to outstanding foreign currency contracts was $1.5 million at December 31, 2005, indicating that the average hedge rates were favorable compared to the actual year-end market exchange rates. Additionally, foreign and international regulations have also impacted our sales, margins and profitability in the past. See also “— Health issues and litigation relating to machining and manufacturing of beryllium-containing products could significantly reduce demand for our products, limit our ability to operate and cause us to pay material amounts in respect of product liability claims”, found on page 5 and “— Our bertrandite ore mining and our manufacturing operations and our customers’ businesses are subject to extensive health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulation could increase those costs and liabilities or effectively prohibit production or use of beryllium-containing products”, found on page 6. Further, any of these risks could continue in the future.

A major portion of our bank debt consists of variable-rate obligations, which subjects us to interest rate fluctuations.

Our credit facilities are secured by working capital and certain assets, such as plant, property and equipment. Our working capital line-of-credit includes variable-rate obligations, which expose us to interest rate risks. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income. We have developed a hedging program to manage the risks associated with interest rate fluctuations, but our program may not effectively eliminate all of the financial exposure associated with interest rate fluctuations. We currently have an instrument in place that has the effect of fixing the interest rate on a portion of our outstanding debt for three years. In addition, the appraised value of the collateral may not allow us to take advantage of the full capacity of our line of credit. For additional information regarding our market risks, please refer to pages 28 and 29 of our annual report to shareholders for the period ended December 31, 2005.

Our tax position may create volatility in our net income, and our ability to use our net operating loss carryforwards and alternative minimum tax credits may be impaired.

At December 31, 2005, we had a deferred tax asset of approximately $11.1 million relating to alternative minimum tax credits and approximately $20.8 million of net operating loss carryforwards. We evaluated our deferred tax assets and determined it is more likely than not that $5.9 million will be realized, while $19.9 million is subject to a valuation allowance. If we continue to generate pre-tax profit, all or a significant portion of the remaining valuation allowance of $19.9 million will be reversed. If subsequent years generate pre-tax losses, all or a portion of the $5.9 million asset may require a valuation allowance that will be reflected as tax expense.

The availability and prices of some raw materials we use in our manufacturing operations fluctuate, and increases in raw material costs can increase our operating costs.

We manufacture engineered materials using various precious and non-precious metals, including gold, silver, palladium, platinum, copper and nickel. The availability of and prices for these raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the United States dollar exchange rate, production costs of United States and foreign competitors, anticipated or perceived shortages and other factors. Decreased availability and fluctuating prices of precious and non-precious metals that we use in our manufacturing can increase our operating costs. For example, prices for copper have recently reached an all-time high due to, among other things, smelting capacity and increased demand from China. We currently cannot pass on the increased cost of copper to all of our customers. Further, we maintain some precious metals on a consigned inventory basis. Should the market price for precious metals increase by 15% from the prices on December 31, 2005, the additional pre-tax cost to us on an annual basis would be approximately $0.2 million. The owners of the precious metals charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price of precious metals or the consignment fee could increase our financing costs, which could increase our operating costs.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, and our annual performance will be affected by the fluctuations.

Because many of our European and automotive electronics customers slow or cease operations during the summer months, we sometimes experience weaker demand in the quarters ending in September compared to the quarters ending in March, June and December. We expect this seasonal pattern to continue, which causes our quarterly results to fluctuate. If our revenue during any quarter were to fall below the expectations of investors or securities analysts, our share price could decline, perhaps significantly. Unfavorable economic conditions, lower than normal levels of demand and other occurrences in any of the other quarters could also harm our operating results.

Natural disasters, equipment failures, work stoppages and other unexpected events may lead our customers to curtail production or shut down their operations.

Our customers’ manufacturing operations are subject to conditions beyond their control, including raw material shortages, natural disasters, interruptions in electrical power or other energy services, equipment failures, work stoppages due to strikes or lockouts, particularly those affecting the automotive industry, one of our major markets, and other unexpected events. Any of those events could also affect other suppliers to our customers. In either case, those events could cause our customers to curtail production or to shut down a portion or all of their operations, which could reduce their demand for our products and reduce our sales.

Unexpected events and natural disasters at our mine could increase the cost of operating our business.

A portion of our production costs at our mine are fixed regardless of current operating levels. Our operating levels are subject to conditions beyond our control that may increase the cost of mining for varying lengths of time. These conditions include, among other things, fire, natural disasters, pit wall failures and ore processing changes. Our mining operations also involve the handling and production of potentially explosive materials. It is possible that an explosion could result in death and injuries to employees and others and material property damage to third parties and us. Any explosion could expose us to adverse publicity or liability for damages and materially adversely affect our operations. Any of these events could increase our cost of operations.

Equipment failures and other unexpected events at our facilities may lead to manufacturing curtailments or shutdowns.

The manufacturing processes that take place in our mining operation, as well as in our manufacturing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failure, and some equipment is not readily available or replaceable. In addition to equipment failures, our facilities are also subject to the risk of loss due to unanticipated events such as fires, explosions or other disasters. Material plant shutdowns or reductions in operations could harm our ability to fulfill our customers’ demands, which could harm our sales and cause our customers to find other suppliers. Further, remediation of any interruption in production capability may require us to make large capital expenditures, particularly associated with our Metal Systems Group business which is more capital intensive, which may have a negative effect on our profitability and cash flows. Our business interruption insurance may not cover all of the lost revenues associated with interruptions in our manufacturing capabilities.

Many of our manufacturing facilities are dependent on single source energy suppliers, and interruption in energy services may cause manufacturing curtailments or shutdowns.

Many of our manufacturing facilities depend on one source for electric power and for natural gas. For example, Utah Power is the sole supplier of electric power to the processing facility for our mining operations in Utah. A significant interruption in service from our energy suppliers due to equipment failures, terrorism or any other cause may result in substantial losses that are not fully covered by our business interruption insurance. Any substantial unmitigated interruption of our operations due to these conditions could harm our ability to meet our customers’ demands and reduce our sales.

If the price of electrical power, fuel or other energy sources increases, our operating expenses could increase significantly.

We have 19 milling and manufacturing facilities and a mining operation, which depend on electrical power, fuel or other energy sources. See “Item 2. — Properties,” found on page 14. Our operating expenses are sensitive to changes in electricity prices and fuel prices, including natural gas prices. Prices for electricity and natural gas have continued to increase and can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed, and we may not be able to purchase energy at historical market rates. While we have some long-term contracts with energy suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward fixed price supply contracts for natural gas and electricity for use in our operations, those contracts are of limited duration and do not cover all of our fuel or electricity needs. Price increases in fuel and electricity costs will continue to increase our cost of operations.

We have a limited number of manufacturing facilities, and damage to those facilities could interrupt our operations, increase our costs of doing business and impair our ability to deliver our products on a timely basis.

Some of our facilities are interdependent. For instance, our manufacturing facility in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Shoemakersville, Pennsylvania; Fremont, California and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility and our

Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. See “Item 2 — Properties,” found on page 14. The destruction or closure of any of our manufacturing facilities or our mine for a significant period of time as a result of fire, explosion, act of war or terrorism or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business and impair our ability to deliver our products on a timely basis. In such an event, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Our lengthy and variable sales and development cycle makes it difficult for us to predict if and when a new product will be sold to customers.

Our sales and development cycle, which is the period from the generation of a sales lead or new product idea through the development of the product and the recording of sales, may typically take up to two or three years, making it very difficult to forecast sales and results of operations. Our inability to accurately predict the timing and magnitude of sales of our products, especially newly introduced products, could affect our ability to meet our customers’ product delivery requirements or cause our results of operations to suffer if we incur expenses in a particular period that do not translate into sales during that period, or at all. In addition, these failures would make it difficult to plan future capital expenditure needs and could cause us to fail to meet our cash flow requirements.

Future terrorist attacks and other acts of violence or war may directly harm our operations.

Future terrorist attacks or other acts of violence or war may directly impact our physical facilities. For example, our Elmore, Ohio facility is located near and derives power from a nuclear power plant, which could be a target for a terrorist attack. In addition, future terrorist attacks, related armed conflicts or prolonged or increased tensions in the Middle East or other regions of the world could cause consumer confidence and spending to decrease, decreasing demand for consumer goods that contain our products. Further, when the United States armed forces are involved in active hostilities or large-scale deployments, defense spending tends to focus more on meeting the physical needs of the troops, and planned expenditures on weapons and other systems incorporating our products may be reduced or deferred. Any of these occurrences could also increase volatility in the United States and worldwide financial markets, which could negatively impact our sales.

We may be unable to access the financial markets on favorable terms.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact our ability to sustain and grow our business and would increase our capital costs. We rely on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flow. Our access to the financial markets could be adversely impacted by various factors, including:

•	Changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	A deterioration of our credit;

•	Extreme volatility in our markets that increases margin or credit requirements;

•	A material breakdown in our risk management procedures; and

•	The collateral pledge of substantially all of our assets in connection with our existing indebtedness, which limits our flexibility in raising additional capital.

All of these factors, except a material breakdown in our risk management procedures, have adversely impacted our access to the financial markets at various times over the last five years.

Low investment performance by our pension plan assets may require us to increase our pension liability and expense, which may also lead us to accelerate funding our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. For pension accounting purposes, we assumed an 8.5% rate of return on pension assets.

Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly increase the deficit position of our plans. Should the assets earn an average return less than 8.5% over time, it is likely that future pension expenses would increase. Investment earnings in excess of 8.5% may reduce future pension expenses. The actual return on our plan assets for the twelve months ending December 31, 2005 was 6.5% and the ten-year average annualized return as of year-end 2005 was 7.8%.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $1.9 million to our pension plan in 2006. If our current assumptions and estimates are not correct, a contribution in years beyond 2006 may be greater than the projected 2006 contribution required.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

Our expenditures for post-retirement health benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We also provide post-retirement health benefits to eligible employees. Our retiree health expense is directly affected by the assumptions we use to measure our retiree health plan obligations, including the assumed rate at which health care costs will increase and the discount rate used to calculate future obligations. For retiree health accounting purposes, we decreased the assumed rate at which health care costs will increase for the next year to 9% at December 31, 2005 from 10% at December 31, 2004. In addition, we have assumed that this health care cost increase trend rate will decline to 5% by 2010. We have used the same discount rates for our retiree health plans that we use for our pension plan accounting.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in assumed health care cost trend rates would have increased the post-employment benefits included among the liabilities in our balance sheet by $1.0 million at December 31, 2005.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our retiree health care expenses or obligations, diverting funds we would otherwise apply to other uses.

We are subject to fluctuations in currency exchange rates, which may negatively affect our financial performance.

A significant portion of our sales is conducted in international markets and priced in currencies other than the United States dollar. Revenues from customers outside of the United States (principally Europe and Asia) amount to 33%, 33% and 31% for the years 2005, 2004 and 2003, respectively. A significant part of these international sales are priced in currencies other than the U.S. dollar. Significant fluctuations in currency values relative to the United

States dollar may negatively affect our financial performance. While we may hedge our currency transactions to mitigate the impact of currency price volatility on our earnings, any hedging activities may not be successful.

Our holding company structure causes us to rely on funds from our subsidiaries.

We are a holding company and conduct substantially all our operations through our subsidiaries. As a holding company, we are dependent upon dividends or other intercompany transfers of funds from our subsidiaries. The payment of dividends and other payments to us by our subsidiaries may be restricted by, among other things, applicable corporate and other laws and regulations, agreements of the subsidiaries and the terms of our current and future indebtedness.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our material properties, all of which are owned in fee except as otherwise indicated, are as follows:

Manufacturing Facilities

Brewster, New York — A 35,000 square foot leased facility on a 6.0 acre site for manufacturing services relating to non-precious metals.

Beullton, California — A leased complex of approximately 35,000 square feet on a 2.0 acre site providing facilities for the processing of precision coatings for photo lithography, thin film hybrid circuits and other specialized thin film coatings and services.

Buffalo, New York — A complex of approximately 97,000 square feet on a 3.8 acre site providing facilities for manufacturing, refining and laboratory services relating to high purity precious metals.

Delta, Utah — An ore extraction plant consisting of 86,000 square feet of buildings and large outdoor facilities situated on a 4,400 acre site. This plant extracts beryllium from bertrandite ore from our mines as well as from imported beryl ore.

Elmore, Ohio — A complex containing approximately 856,000 square feet (approximately 300,000 square feet of which is leased) of building space on a 439 acre plant site. This facility employs diverse chemical, metallurgical and metalworking processes in the production of beryllium, beryllium oxide, beryllium alloys and related products.

Fremont, California — A 16,800 square foot leased facility for the fabrication of precision electron beam welded, brazed and diffusion bonded beryllium structures.

Juab County, Utah — 7,500 acres with respective mineral rights from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of the mineral rights is held under lease. Ore reserve data set forth on page 25 in the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Limerick, Ireland — An 18,000 square foot leased facility on an 0.8 acre site for the precision cleaning and surface treatment of electronic shielding kits and related items containing precious and non-precious metals.

Lincoln, Rhode Island — A manufacturing facility consisting of 140,000 square feet located on 7.5 acres. This facility produces reel-to-reel strip metal products which combine precious and non-precious metals in continuous strip form and related metal systems products.

Lorain, Ohio — A manufacturing facility consisting of 55,000 square feet located on 15 acres. This facility produces non-beryllium metal alloys in electronic induction furnaces, which are continually cast into bar stock and heat treated.

Newburyport, Massachusetts — A 30,000 square foot manufacturing facility on a 4 acre site that produces alumina, beryllia ceramic and direct bond copper products.

Milwaukee, Wisconsin — Two buildings with a total of approximately 99,000 square feet located on 1.93 acres supplemented by 7,300 square feet of leased office space used in the manufacture and sale of specialty inorganic materials for the precious optics, security, ophthalmic and semiconductor industries.

Oceanside, California — A leased facility of approximately 12,000 square feet on 1.25 acres of leased land. Over three-quarters of this facility is comprised of clean rooms for the production of thick-film and other complex circuits.

Reading, Pennsylvania — A 123,000 square foot plant on a 55 acre site that produces thin precision strips of beryllium copper and other alloys and beryllium copper rod and wire.

Santa Clara, California — A 5,800 square foot leased facility that provides bonding services relating to physical vapor deposition (PVD) materials.

Singapore — A 4,500 square foot leased facility for the assembly and sale of precious metal hermetic sealing lids.

Subic Bay, Philippines — A 5,000 square foot leased facility that manufactures Combo-Lid® and performs preform assembly, inspection and packaging.

Taipei, Taiwan — A 5,000 square foot service/bonding center supporting the PVD product market in Asia.

Tucson, Arizona — A complex containing approximately 53,000 square feet of building space on a 7 acre site for the production of beryllium oxide ceramic substrates.

Wheatfield, New York — A 29,000 square foot facility on a 10.2 acre site for manufacturing services relating to braze materials and specialty alloys.

Research Facilities and Administrative Offices

Cleveland, Ohio — A 110,000 square foot building on an 18 acre site housing corporate and administrative offices, data processing and research and development facilities.

Sales and Administrative Offices

Singapore — A 2,500 square foot leased sales office that houses employees of Alloy Products and Williams Advanced Materials Far East Pte. Ltd.

Tokyo — A 5,400 square foot leased office that houses employees of Brush Wellman and Williams Advanced Materials.

The Company also has sales representative offices in Korea, Shanghai, Hong Kong and Taiwan.

Service and Distribution Centers

Elmhurst, Illinois — A 28,500 square foot leased facility principally for distribution of beryllium copper alloys.

Fairfield, New Jersey — A 24,500 square foot leased facility principally for distribution of beryllium copper alloys.

Fukaya, Japan — A 35,500 square foot facility on 1.8 acres of land in Saitama Prefecture principally for distribution of beryllium copper alloys.

Stuttgart, Germany — A 24,750 square foot leased facility principally for distribution of beryllium copper alloys.

Theale, England — A 19,700 square foot leased facility principally for distribution of beryllium copper alloys.

Warren, Michigan — A 34,500 square foot leased facility principally for distribution of beryllium copper alloys.

Item 3.  LEGAL PROCEEDINGS

Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

Beryllium Claims

As of December 31, 2005, our subsidiary, Brush Wellman Inc., was a defendant in 13 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During 2005, the number of beryllium cases increased from 12 (involving 56 plaintiffs) as of December 31, 2004 to 13 cases (involving 54 plaintiffs) as of December 31, 2005. During 2005, one case (involving one plaintiff) was settled and dismissed. Three cases (involving eight plaintiffs) were voluntarily dismissed by the plaintiffs. Five cases (involving seven plaintiffs) were filed in 2005.

The 13 pending beryllium cases as of December 31, 2005 fall into two categories: Nine cases involving third-party individual plaintiffs, with 13 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns and Ms. Watkins are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants, dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test.

The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs have filed an appeal, and the case is now in the U.S. Court of Appeals for the Fifth Circuit, case number 05-60157. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs have not appealed.

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

Other Claims

One of our subsidiaries, Williams Advanced Materials Inc. (WAM) is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York, consolidated under case number 03-CV-0276A (SR), WAM has asked the Court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. On August 3, 2005, the U.S. Court of Appeals for the Federal Circuit, case number 04-1602, affirmed the District Court’s decision denying Williams’ motion to enjoin Target from suing and threatening to sue Williams’ customers. The case reverted for further proceedings to the District Court, which has dismissed, without prejudice to their refiling, all other pending motions. Williams’ substitute revised supplemental and amended complaint with a proposed stipulated order was re-filed with the court on January 31, 2006, which the court approved on February 2, 2006. Trial is scheduled for February 2007. In September 2004, Target filed a separate action for patent infringement in U.S. District Court, Central District of California, case number SAC04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, and that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages, and attorneys’ fees and costs.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2005.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the New York Stock Exchange. As of March 10, 2006 there were 1,564 shareholders of record. Information as to stock price as set forth on page 53 in Note S to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference. We suspended dividends in September 2001.

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2005.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data on pages 54 and 55 of the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management’s discussion and analysis of financial condition and results of operations on pages 14 through 29 of the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures on pages 28 and 29 of the annual report to shareholders for the year ended December 31, 2005 are incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and the following consolidated financial statements of ours are included in the annual report to shareholders for the year ended December 31, 2005 are incorporated herein by reference:

Consolidated Balance Sheets — December 31, 2005 and 2004.

Consolidated Statements of Income — Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Quarterly Data on page 53 in Note S to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment on our internal control over financial reporting is contained in Management’s Report on Internal Control over Financial Reporting on page 31 in our annual report to shareholders for the year ended December 31, 2005 and is incorporated herein by reference.

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, and opining on the effectiveness of our internal control over financial reporting is contained on page 31 in the annual report to shareholders for the year ended December 31, 2005 and is incorporated herein by reference.

The Company submitted an unqualified Section 12(a) CEO certification to the NYSE last year. In addition, the Company filed with the SEC the CEO/CFO certification required under Section 302 of the Sarbanes-Oxley Act in the annual report on Form 10-K for the year ended December 31, 2004.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under “Election of Directors” in the proxy statement for our 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated by reference into this section. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors” in the proxy statement for our 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer, chief operating officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. These materials, along with the charters of the Audit, Governance, Organization and Compensation and Retirement Plan Review Committees of our Board of Directors, which also comply with applicable requirements, are available on our website at www.beminc.com, and copies are also available upon request by any shareholder to Secretary, Brush Engineered Materials Inc., 17876 St. Clair Avenue, Cleveland, Ohio 44110. We make our reports on Forms 10-K, 10-Q and 8-K available on our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments or waivers to our Code of Conduct Policy Statement on Significant Corporate Governance Issues will also be made available on our website. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required under this heading is incorporated by reference from the section entitled “Director Compensation” and “Executive Compensation” on pages 8, and 12 to 16 in the proxy statement for our 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this heading is incorporated by reference from the sections entitled “Beneficial Ownership Table” and “Equity Compensation Plan Information” in the proxy statement for our 2006 annual meeting of shareholders on pages 9, 10, 11 and 13 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to related transactions as set forth on page 53 in Note Q to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this heading is incorporated by reference on page 38 of the proxy statement for our 2006 annual meeting of shareholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Supplemental Information

Included in Part II of this Form 10-K annual report incorporated by reference to the annual report to shareholders for the year ended December 31, 2005 are the following consolidated financial statements:

Consolidated Balance Sheets — December 31, 2005 and 2004.

Consolidated Statements of Income — Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

The following consolidated financial information for the years ended December 31, 2005, 2004 and 2003 is submitted herewith:

Schedule II — Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. Exhibits

(3a)	Amended and Restated Articles of Incorporation of Brush Engineered Materials Inc. (filed as Annex B to the Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
(3b)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Exhibit 4b to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.
(4a)	Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A. as Rights Agent (filed as Exhibit 4a to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May 16, 2000), incorporated herein by reference.
(4b)	First Amendment to Rights Agreement, dated as of December 7, 2004, by and between Brush Engineered Materials Inc. and LaSalle Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(4c)	Indenture Modification between Toledo-Lucas County Port Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Quarterly Report on Form 10-Q filed by Brush Engineered Materials Inc. on August 11, 2003), incorporated herein by reference.
(4d)	Lease Modification from National City Bank, Trustee as Lessor to Brush Wellman Inc. as Lessee, dated as of May 30, 2003 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by Brush Engineered Materials Inc. on August 11, 2003), incorporated herein by reference.
(4e)	Pursuant to Regulation S-K, Item 601 (b) (4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.
(4f)	Credit Agreement dated December 4, 2003 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A, acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K on December 5, 2003), incorporated herein by reference.

(4g)	Post-closing Letter Agreement dated December 4, 2003 among the Company, Bank One, N.A., as agent, and the other parties to the Credit Agreement dated as of the date hereof, and Associated Waivers (filed as Exhibit 4a to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2004), incorporated herein by reference.
(4h)	First Amendment to Credit Agreement dated March 1, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 4f to the Company’s Form 10-K Annual Report for the year ended December 31, 2003), incorporated herein by reference.
(4i)	Second Amendment to Credit Agreement dated December 22, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 27, 2004), incorporated herein by reference.
(4j)	Third Amendment to Credit Agreement dated October 5, 2005 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase Bank, N.A. (formerly Bank One, N.A.), acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on October 5, 2005), incorporated herein by reference.
(4k)	Fourth Amendment to Credit Agreement dated December 29, 2005 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase Bank, N.A. (formerly Bank One, N.A.), acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on January 3, 2006), incorporated herein by reference.
(4l)	Precious Metals Agreement dated March 24, 2005 between Brush Engineered Materials Inc. and Fleet Precious Metals Inc., a corporation operating as Bank of America Precious Metals (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on March 31, 2005), incorporated herein by reference.
(4m)	First Amendment to Precious Metals Agreement dated November 16, 2005 between Brush Engineered Materials Inc. and Fleet Precious Metals Inc., a corporation operating as Bank of America Precious Metals (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on November 16, 2005), incorporated herein by reference.
(4n)	Second Amendment to Precious Metals Agreement dated December 29, 2005 between Brush Engineered Materials Inc. and Fleet Precious Metals Inc., a corporation operating as Bank of America Precious Metals (filed as Exhibit 99.2 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on January 3, 2006), incorporated herein by reference.
(10a)*	Form of Indemnification Agreement entered into by the Company and its executive officers and key employees (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2005), incorporated herein by reference.
(10b)*	Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2005), incorporated herein by reference.
(10c)*	Form of Severance Agreement entered into by the Company and Messrs. Gordon D. Harnett, Daniel A. Skoch and John D. Grampa dated October 8, 2001 (filed as Exhibit 10f to the Company’s Form 10-K Annual Report for the year ended December 31, 2001), incorporated herein by reference.
(10d)*	Form of Severance Agreement entered into by the Company and Mr. Richard J. Hipple, dated March 4, 2003 (filed as Exhibit 10d to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10e)*	Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company’s Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.
(10f)*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.

(10g)*	2004 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10h)*	2005 Management Performance Compensation Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10i)*	2006 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
(10j)*	Long-term Incentive Plan for the performance period January 1, 2003 through December 31, 2004 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10k)*	Long-term Incentive Plan for the performance period January 1, 2004 through December 31, 2006 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
(10l)*	Long-term Incentive Plan for the performance period January 1, 2005 through December 31, 2007 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10m)*	1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc. as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.
(10n)*	Amendment, effective May 16, 2000, to the 1979 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement on Form S-8, No. 2-64080), incorporated herein by reference.
(10o)*	1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush Wellman Inc. as Exhibit 4.4 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.
(10p)*	Amendment, effective May 16, 2000, to the 1984 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 2-90724), incorporated herein by reference.
(10q)*	1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.
(10r)*	Amendment, effective May 16, 2000, to the 1989 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-28605, incorporated herein by reference.
(10s)*	1995 Stock Incentive Plan (as Amended March 3, 1998) (filed as Appendix A to the Company’s Proxy Statement dated March 16, 1998), incorporated herein by reference.
(10t)*	Amendment, effective May 16, 2000, to the 1995 Stock Incentive Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63357), incorporated herein by reference.
(10u)*	Amendment No. 2, effective February 1, 2005, to the 1995 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10v)*	2006 Stock Incentive Plan subject to approval by shareholders at the Company’s annual meeting to be held on May 2, 2006 (filed as Appendix B to the Proxy Statement dated March 16, 2006), incorporated herein by reference.
(10w)*	Form of Nonqualified Stock Option Agreement, (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10x)*	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10y)*	Form of Nonqualified Stock Option Agreement for Mr. Harnett (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10z)*	Form of Special Restricted Stock Agreement (filed as Exhibit 10w to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10aa)*	Form of 2004 Special Restricted Stock Agreement (filed as Exhibit 10x to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.

(10bb)*	Form of 2005 Performance Share Agreement (filed as Exhibit 10y to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10cc)*	Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company’s Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.
(10dd)*	Amendment No. 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company’s Form 10-K Annual Report for the year ended December 31, 1995), incorporated herein by reference.
(10ee)*	Amendment No. 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10ff)*	Amendment No. 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10gg)*	Amendment No. 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10hh)*	Amendment No. 6, adopted September 1999, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10ii)*	Amendment No. 7, adopted May 2000, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10v to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10jj)*	Amendment No. 8, adopted December 21, 2001, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10kk)*	Amendment No. 9, adopted December 22, 2003, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10ll)*	Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-52141 filed by Brush Wellman Inc. on May 5, 1998, incorporated herein by reference.
(10mm)*	Amendment No. 1 to the Key Employee Share Option Plan, (effective May 16, 2005) (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-52141), incorporated herein by reference.
(10nn)*	1997 Stock Incentive Plan for Non-employee Directors, (As Amended and Restated as of May 1, 2001) (filed as Appendix B to the Company’s Proxy Statement dated March 19, 2001), incorporated herein by reference.
(10oo)*	Amendment No 1 to the 1997 Stock Incentive Plan for Non-employee Directors, (filed as Exhibit 10gg to the Company’s Form 10-K Annual Report for the year ended December 31, 2003), incorporated herein by reference.
(10pp)*	Form of Nonqualified Stock Option Agreement for Non-employee Directors (filed as Exhibit 10mm to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10qq)*	Deferred Compensation Plan for Non-employee Directors (As Amended and Restated as of December 2, 1997) (filed as Exhibit 4d to the Registration Statement on Form S-8, No. 333-63353, filed by Brush Wellman Inc.), incorporated herein by reference.
(10rr)*	2000 Reorganization Amendment, dated May 16, 2000, to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.
(10ss)*	Amendment No. 1 (effective September 11, 2001) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4c to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-74296), incorporated herein by reference.

(10tt)*	Amendment No. 2 (effective September 13, 2004) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report for the quarter ended October 1, 2004), incorporated herein by reference.
(10uu)*	Amendment No. 3 (effective January 1, 2005) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10rr to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10vv)*	2005 Deferred Compensation Plan for Non-employee Directors (effective January 1, 2005) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(10ww)*	2006 Non-employee Director Equity Plan subject to approval by shareholders at the Company’s annual meeting to be held on May 2, 2006 (filed as Appendix C to the Proxy Statement dated March 16, 2006), incorporated herein by reference.
(10xx)*	Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10.21 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(10yy)*	First Amendment to the Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on February 8, 2006), incorporated herein by reference.
(10zz)*	Trust Agreement between the Company and National City Bank, N.A. dated January 1, 1992 on behalf of Non-employee Directors of the Company (filed as Exhibit 10k to the Company’s Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.
(10ab)*	Trust Agreement between the Company and LaSalle Bank, N.A. dated January 1, 2005 relating to the 2005 Deferred Compensation Plan for Non-employee Directors and the 1997 Stock Incentive Plan for Non-employee Directors (filed as Exhibit 10vv to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10ac)*	Trust Agreement between the Company and Fifth Third, dated March 10, 2005 relating to the 2005 Executive Deferred Compensation Plan II (filed as Exhibit 10ww to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10ad)	Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company’s Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.
(10ae)	Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report for the quarter ended June 27, 2003), incorporated herein by reference.
(10af)	Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report for the quarter ended September 26, 2003), incorporated herein by reference.
(10ag)	Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(13)	Annual report to shareholders for the year ended December 31, 2005.
(21)	Subsidiaries of the Registrant
(23)	Consent of Ernst & Young LLP
(24)	Power of Attorney
(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
(31.2)	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

By: /s/ GORDON D. HARNETT Gordon D. Harnett Chairman of the Board and Chief Executive Officer	By: /s/ JOHN D. GRAMPA John D. Grampa Vice President Finance and Chief Financial Officer

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GORDON D. HARNETT* Gordon D. Harnett*	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ JOHN D. GRAMPA John D. Grampa	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ALBERT C. BERSTICKER* Albert C. Bersticker*	Director	March 16, 2006

/s/ JOSEPH P. KEITHLEY* Joseph P. Keithley*	Director	March 16, 2006

/s/ WILLIAM B. LAWRENCE* William B. Lawrence*	Director	March 16, 2006

/s/ WILLIAM P. MADAR* William P. Madar*	Director	March 16, 2006

/s/ WILLIAM G. PRYOR* William G. Pryor*	Director	March 16, 2006

/s/ N. MOHAN REDDY* N. Mohan Reddy*	Director	March 16, 2006

/s/ WILLIAM R. ROBERTSON* William R. Robertson*	Director	March 16, 2006

/s/ JOHN SHERWIN, JR.* John Sherwin, Jr.*	Director	March 16, 2006

*The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. GRAMPA John D. Grampa Attorney-in-Fact	March 16, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES
Years ended December 31, 2005, 2004 and 2003

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
	Balance at	(1)	(2)			Balance
	Beginning	Charged to Costs	Charged to Other	Deduction-		at End
Description	of Period	and Expenses	Accounts-Describe	Describe		of Period

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,555,269	$160,885	$0	$401,206	(A)	$1,314,948
Inventory reserves and obsolescence	$3,166,000	$1,709,000	$0	$2,164,000	(B)	$2,711,000
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,427,264	$532,482	$0	$404,477	(A)	$1,555,269
Inventory reserves and obsolescence	$4,301,000	$870,000	$0	$2,005,000	(B)	$3,166,000
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,316,645	$768,914	$0	$658,295	(A)	$1,427,264
Inventory reserves and obsolescence	$3,843,000	$2,573,000	$0	$2,115,000	(B)	$4,301,000

Note A — Bad debts written-off, net of recoveries.

Note B — Inventory write-off.