Form 10-Q
period 2006-03-31
BRUSH ENGINEERED MATERIALS INC
filed 2006-05-01
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
216-486-4200
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of April 25, 2006 there were 19,406,222 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION
BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES
Item 1.      Financial Statements
       The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended March 31, 2006 are as follows:

Consolidated Statements of Income — First Quarter ended March 31, 2006 and April 1, 2005

Consolidated Balance Sheets — March 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows — Three months ended March 31, 2006 and April 1, 2005

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Dollars in thousands except share and
per share amounts)	Mar. 31, 2006	April 1, 2005

Net sales	$167,723	$130,372
Cost of sales	133,580	101,795

Gross margin	34,143	28,577
Selling, general and administrative expense	23,908	18,701
Research and development expense	1,081	1,241
Other-net	325	2,211

Operating profit	8,829	6,424
Interest expense	1,143	1,622

Income before income taxes	7,686	4,802
Income taxes	2,459	516

Net income	$5,227	$4,286

Per share of common stock: basic	$0.27	$0.22
Weighted average number of common shares outstanding	19,260,751	19,197,476
Per share of common stock: diluted	$0.27	$0.22
Weighted average number of common shares outstanding	19,577,884	19,411,560
See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2006	2005

Assets
Current assets
Cash and cash equivalents	$5,946	$10,642
Accounts receivable	85,962	69,938
Inventories	121,158	104,060
Prepaid expenses	16,752	14,417
Deferred income taxes	1,177	1,118

Total current assets	230,995	200,175
Other assets	18,118	8,252
Related-party notes receivable	358	358
Long-term deferred income taxes	1,259	4,109
Property, plant and equipment	551,110	540,420
Less allowances for depreciation, depletion and impairment	372,998	363,358

	178,112	177,062
Goodwill	19,097	12,746

	$447,939	$402,702

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$27,301	$23,634
Current portion of long-term debt	632	636
Accounts payable	23,767	20,872
Other liabilities and accrued items	41,284	38,522
Unearned revenue	1,380	254
Income taxes	981	726

Total current liabilities	95,345	84,644
Other long-term liabilities	7,879	8,202
Retirement and post-employment benefits	66,574	65,290
Deferred income taxes	152	172
Long-term debt	58,882	32,916
Shareholders’ equity	219,107	211,478

	$447,939	$402,702

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended

	Mar 31,	April 1,
(Dollars in thousands)	2006	2005

Net income	$5,227	$4,286
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	5,627	5,343
Amortization of deferred financing costs in interest expense	139	304
Derivative financial instrument ineffectiveness	(248)	(510)
Stock option expense	98	—
Decrease (increase) in accounts receivable	(12,462)	(7,059)
Decrease (increase) in inventory	(11,919)	(5,024)
Decrease (increase) in prepaid and other current assets	(3,336)	941
Decrease (increase) in deferred income taxes	1,967	—
Increase (decrease) in accounts payable and accrued expenses	2,141	(11,413)
Increase (decrease) in unearned revenue	1,126	(5,252)
Increase (decrease) in interest and taxes payable	1,065	(1,600)
Increase (decrease) in other long-term liabilities	1,156	949
Other — net	2,612	826

Net cash used in operating activities	(6,807)	(18,209)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(2,081)	(2,179)
Payments for mine development	(13)	—
Purchase of equipment previously held under operating lease	—	(448)
Payments for purchase of business net of cash received	(25,694)	—
Proceeds from sale of property, plant and equipment	—	25
Other investments — net	—	(16)

Net cash used in investing activities	(27,788)	(2,618)
Cash flows from financing activities:
Proceeds from issuance/(repayment) of short-term debt	3,599	(717)
Proceeds from issuance of long-term debt	26,000	—
Repayment of long-term debt	(33)	(18,607)
Issuance of common stock under stock option plans	558	249

Net cash provided from (used in) financing activities	30,124	(19,075)
Effects of exchange rate changes	(225)	(64)

Net change in cash and cash equivalents	(4,696)	(39,966)
Cash and cash equivalents at beginning of period	10,642	49,643

Cash and cash equivalents at end of period	$5,946	$9,677

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
(Unaudited)
Note A — Accounting Policies
      In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operations for the three month periods ended March 31, 2006 and April 1, 2005. All of the adjustments were of a normal and recurring nature.
Note B — Acquisition
      On January 6, 2006, Williams Advanced Materials, Inc. (WAM), a wholly owned subsidiary, acquired the stock of CERAC, incorporated for $26.2 million, including advisor fees. CERAC provides physical vapor deposition and specialty inorganic materials for the precision optics, semiconductor and other industries. CERAC employs approximately 120 people at its Milwaukee, Wisconsin facility. Their sales were approximately $20 million in 2005. The purchase price included $3.8 million to be held in escrow pending resolution of various matters as detailed in the purchase agreement. The Company has not yet completed its appraisal of the tangible and intangible assets acquired; the preliminary goodwill assigned to the transaction totaled $6.3 million. CERAC’s results of operations are included in the Company’s financial statements since the acquisition date.
Note C — Inventories

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2006	2005

Principally average cost:
Raw materials and supplies	$26,866	$24,050
Work in process	95,801	88,480
Finished goods	40,971	30,553

Gross inventories	163,638	143,083
Excess of average cost over LIFO inventory value	42,480	39,023

Net inventories	$121,158	$104,060

Note D — Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended

	Mar. 31,	Apr. 1,	Mar. 31,	Apr. 1,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$1,253	$1,168	$74	$86
Interest cost	1,742	1,833	476	629
Expected return on plan assets	(2,078)	(2,172)	—	—
Amortization of prior service cost	(178)	147	(9)	(28)
Amortization of net loss	517	217	—	90

Net periodic benefit cost	$1,256	$1,193	$541	$777

Note E — Stock-Based Compensation
      The Company’s approved stock incentive plans authorize the granting of option rights, performance restricted shares, performance shares, performance units and restricted shares.

 Stock Options
      Stock options may be granted to employees or non-employee directors of the Company. Option rights entitle the optionee to purchase common shares at a price equal to the average of the high and low stock price on the date of grant. Option rights granted to employees generally become exercisable (i.e., vest) over a four year period and expire ten years from the date of the grant. Options granted to employees may also be issued with shorter vesting periods. Options granted to non-employee directors vest in six months and expire ten years from the date of the grant. The number of options available to be issued is established in plans approved by shareholders. The option exercises are satisfied through the issuance of treasury shares.
      Prior to January 1, 2006, the Company had adopted the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation” and applied the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock incentive plans. Accordingly, no expense was recorded for stock options in the Company’s financial statements prior to 2006.
      Effective January 1, 2006, the Company adopted Statement No. 123 (Revised), “Share-Based Payments”, hereinafter referred to as Statement 123(R), that revises Statement No. 123 and supercedes APB No. 25. The revised statement requires compensation cost for all share-based payments, including employee stock options, to be measured at fair value and charged against income. Compensation cost is determined at the date of the award through the use of a pricing model and charged against income over the vesting period for each award. The Company adopted this statement using the modified prospective method and, as such, the prior period results do not reflect any restated amounts. The Company recorded compensation cost of $0.1 million on the outstanding employee stock options during the first quarter 2006. The expense was recorded within selling, general and administrative expense on the consolidated statement of income. Operating profit and income before income taxes were reduced by this same amount accordingly. Earnings per share was reduced by an immaterial amount. No stock options were issued during the first quarter 2006 and the $0.1 million of expense was associated with the outstanding unvested options issued in previous periods.
      Compensation cost for stock options is recorded on a straight-line basis over the remaining vesting period of the options. The remaining unvested value to be expensed on the outstanding options totaled $0.3 million as of March 31, 2006, the majority of which is expected to be expensed during 2006.
      The following table presents the pro forma effect on net income and earnings per share for the first quarter 2005 had compensation cost for the Company’s stock plans been determined consistent with Statement No. 123(R).

First Quarter
Ended
(Dollars in thousands except per share amounts)	April 1, 2005

Net income, as reported	$4,286
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	453

Pro forma net income	$3,833

Basic earnings per share, as reported	$0.22
Diluted earnings per share, as reported	0.22
Basic earnings per share, pro forma	0.20
Diluted earnings per share, pro forma	0.20

      The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

First Quarter
Ended
April 1, 2005

Risk free interest rates	5.00%
Dividend yield	0%
Volatility	41.9%
Expected lives (in years)	6
      The following table summarizes the Company’s stock option activity during the first quarter 2006.

		Weighted-Ave		Weighted-Ave
	Number of	Exercise Price	Aggregate	Remaining
In thousands, except per share data	Options	Per Share	Intrinsic Value	Term

Outstanding at December 31, 2005	1,508	$16.24
Granted	—	—
Exercised	(53)	$10.67
Expired	—	$—

Outstanding at March 31, 2006	1,455	$16.44	$6,287	5.43 Years
Vested and expected to vest as of March 31, 2006	1,452	$16.44	$6,265	5.42 Years
Exercisable at March 31, 2006	1,393	$16.59	$5,863	5.34 Years
      Cash received from the exercise of stock options totaled $0.6 million in the first quarter 2006 and $0.2 million in the first quarter 2005. The intrinsic value of the options exercised in the first quarter 2006 was $0.4 million.
     Restricted Stock
      The Company may grant restricted stock to employees and non-employee directors of the Company. These shares must be held and not disposed for a designated period of time as defined at the date of the grant and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the restricted shares is determined on the date of the grant and is amortized over the restriction period. The restriction period typically is three years.
      The restricted stock expense was $19,000 in the first quarter 2006 and $28,000 in the first quarter 2005. The unamortized compensation cost on the outstanding restricted stock was $69,000 as of March 31, 2006 and is expected to be amortized over a weighted average period of 12 months.
      There were 13,300 restricted shares outstanding at the beginning and end of the first quarter 2006 with a weighted average grant date fair value of $17.28 per share. There were no restricted shares granted, vested or forfeited during the first quarter 2006.
     Long-term Incentive Plans
      Under long-term incentive compensation plans, executive officers and selected other employees receive cash or stock awards based upon the Company’s performance over the defined period, typically three years. Awards may vary based upon the degree to which actual performance exceeds the pre-determined threshold, target and maximum performance levels at the end of the performance periods. Payouts may be subjected to attainment of threshold performance objectives.
      Under the 2005 to 2007 long-term incentive plan, awards will be paid in cash based upon the share price of the Company’s common stock at the end of the performance period. Costs are accrued based upon the current performance projections for the three-year period relative to the plan performance levels, the percentage of requisite service rendered and changes in the value of the Company’s stock. Adoption of

Statement 123(R) did not have a material impact on the calculation of the accrual under this plan and the accrual remained classified as a liability on the consolidated balance sheet.
      Under the 2006 to 2008 long-term incentive plan, awards will be settled in shares of the Company’s common stock. Compensation expense is based upon the current performance projections for the three-year period, the percentage of requisite service rendered and the fair market value of the Company’s common stock on the date of the grant. The offset to the compensation expense is recorded within shareholders’ equity. The expense in the first quarter 2006, the first period that this plan was in effect, and the balance within shareholders’ equity as of March 31, 2006 was $175,000.
     Directors Deferred Compensation
      Non-employee directors may defer all or part of their fees into shares of the Company’s common stock. The fair value of the deferred shares is determined at grant date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common stock do not impact the recorded values of the shares.
      Prior to December 31, 2004, the non-employee directors had the election to defer their fees into shares of the Company’s common stock or other specific investments. The directors may also transfer their deferred amounts between election choices. The fair value of the deferred shares is determined at the grant date and recorded within shareholders’ equity with the offset recorded as a liability. Subsequent changes in the fair market value of the Company’s common stock are reflected as a change in the liability and an increase or decrease to expense.
      The following table summarizes the stock activity for the directors’ deferred compensation plan during the first quarter 2006.

		Weighted-Average
	Number of	Grant Date
(Thousands)	Shares	Fair value

Outstanding at December 31, 2005	90	$17.39
Granted	3	$16.60
Distributions	—	$—

Outstanding at March 31, 2006	93	$17.37
      The expense on the directors’ deferred compensation plan was $291,000 in the first quarter 2006 and $49,000 in the first quarter 2005.
Note F — Comprehensive Income
      The reconciliation between net income and comprehensive income for the three month periods ended March 31, 2006 and April 1, 2005 is as follows:

	First Quarter Ended

	Mar. 31,	Apr. 1,
(Dollars in thousands)	2006	2005

Net income	$5,227	$4,286
Cumulative translation adjustment	106	(874)
Change in the fair value of derivative financial instruments	1,446	3,261

Comprehensive income	$6,779	$6,673

Note G — Segment Reporting

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

First Quarter 2006
Revenues from external customers	$86,209	$81,514	$167,723	$—	$167,723
Intersegment revenues	938	631	1,569	—	1,569
Operating profit (loss)	2,038	8,743	10,781	(1,952)	8,829
First Quarter 2005
Revenues from external customers	$79,481	$50,891	$130,372	$—	$130,372
Intersegment revenues	591	230	821	—	821
Operating profit	2,618	3,696	6,314	110	6,424
Note H — Income Taxes
      A deferred tax asset valuation allowance was recorded in 2003 and previous periods in accordance with Statement No. 109, “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. In 2004 and 2005, the valuation allowance was reduced offsetting a portion of the net tax expense in those periods. In the fourth quarter 2005, the Company determined that it was more likely than not that additional portions of the deferred tax asset would be utilized and an additional portion of the valuation allowance was reversed to income in that period. As a result, the tax expense in the first quarter 2006 was recorded without regard to the domestic deferred tax valuation allowance. The tax expense of $2.5 million in the first quarter 2006 was calculated by applying an effective tax rate of 32% against the income before income taxes. The difference between the effective rate and statutory rate was primarily the impact of foreign source income and percentage depletion.
      The tax expense of $0.5 million in the first quarter 2005 was net of the reversal a portion of the valuation allowance that offset the domestic federal and various foreign taxes. The expense in that quarter represents taxes related to various state and local jurisdictions, foreign taxes in Japan and Singapore and the alternative minimum tax liability.
Note I — Indemnity Agreements
      WAM and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any indemnification payments nor has it recorded a reserve for losses under these agreements as of March 31, 2006. WAM believes it has a strong defense applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.
Note J — New Pronouncements
      The FASB issued Statement No. 151, “Inventory Costs”, in November 2004, which amends Accounting Research Bulletin (ARB) No. 43. The statement requires idle facility expense, excessive spoilage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of “so abnormal”. The Statement also requires that manufacturing overhead costs be absorbed into inventory based upon a normal production range. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have a material impact on the Company’s results of operations or financial condition.

      The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, in May 2005. The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have a material impact on the Company’s results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are an integrated producer of engineered materials used in a variety of high performance electrical, electronic, thermal and structural applications. Major markets for our materials include telecommunications and computer, magnetic and optical data storage, aerospace and defense, automotive electronics, industrial components and appliance.
      Sales in the first quarter 2006 improved $37.3 million over the first quarter 2005 and were the highest quarterly total in our history, surpassing the previous record set in the fourth quarter 2000 by 14%. Sales have now grown for thirteen consecutive quarters as compared to the same quarter in the previous year. The sales growth resulted from a combination of improved demand from our existing markets, new product development, three small acquisitions and higher metal prices. Gross margins in the first quarter 2006 increased by $5.5 million on the higher sales, although the margin as a percent of sales was lower than the first quarter 2005, primarily as a result of the higher metal prices. The gross margin percent was also in line with the margin percent for all of 2005. Our expenses in the first quarter 2006 were higher than last year’s level due to the expenses from the acquisitions, increased corporate costs, market development activities, higher incentive compensation accruals and other factors.
      As a result of the above, our operating profit of $8.8 million was a 37% improvement over the year ago period. Earnings per share of $0.27 in the first quarter 2006 included the impact of a 32% effective tax rate applied against income before income taxes. Earnings per share was $0.22 in the first quarter 2005 when the tax provision for federal and certain foreign taxes was offset by the reversal of a deferred tax valuation allowance.
      Total debt increased $29.6 million during the first quarter primarily to finance an acquisition. Although the debt level was higher in the first quarter 2006 than the first quarter 2005, the average borrowing rate was lower due to the prepayment of the high rate subordinated debt late in the fourth quarter 2005. The increased debt was also used to help finance an increase in working capital.
Results of Operations

	First Quarter

(Millions, except per share data)	2006	2005	Change

Sales	$167.7	$130.4	$37.3
Operating Profit	8.8	6.4	2.4
Income Before Income Taxes	7.7	4.8	2.9
Net Income	5.2	4.3	0.9
Diluted E.P.S.	$0.27	$0.22	$0.05
      Sales of $167.7 million in the first quarter 2006 were 29% higher than first quarter 2005 sales of $130.4 million due to improvements in a number of our key markets, including telecommunications and computer, automotive electronics, magnetic and optical data storage and oil and gas. New product initiatives and three small acquisitions completed subsequent to the first quarter 2005 also contributed to the sales increase. International sales were $57.0 million, or 34% of total sales, in the first quarter 2006, a growth rate of 34% over the first quarter 2005. A significant portion of this growth came from Asia. Domestic sales grew 26% in the first quarter 2006 over the first quarter 2005 despite a decline in sales of $6.0 million for the James Webb Space Telescope project, which was substantially completed during 2005.
      Our sales are affected by metal prices, as changes in precious metal prices and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as changes in the dollar’s value relative to other currencies in which we sell will result in an increase or decrease in the translated value of foreign currency denominated sales. Precious and base metal prices on average were higher while the dollar was stronger on average versus the applicable currencies in the first quarter 2006 as compared to the first quarter 2005. We estimate that the net impact of these two factors accounted for approximately $7.5 million of the increase in sales between periods.
      The new sales order entry rate remained strong throughout the first quarter 2006. The order entry rate has increased for four consecutive quarters, including growing 10% in the first quarter 2006 over the fourth quarter 2005.
      The gross margin was $34.1 million, or 20% of sales, in the first quarter 2006 compared to $28.6 million, or 22% of sales, in the first quarter 2005. The gross margin rate in the first quarter 2006 was equal to the margin rate for the full year 2005 and was higher than the rate in each of the last two quarters of 2005. Copper costs were higher in the first quarter 2006 than in the first quarter 2005 and we could not pass through $0.5 million of this higher cost to customers (net of the impact of the hedge activity) in all cases due to price contracts, pricing practices in the international markets and/or competitive pressures. The higher precious metal and base metal costs passed through in sales without any margin benefit coupled with the higher base metal costs absorbed reduced the first quarter 2005 margin percent by 1.6 points compared to the first quarter 2005 and was the major factor for the difference in rates between periods.
      The $5.5 million improvement in gross margin was due to a combination of the incremental margin earned on the higher sales volumes and other factors offset in part by higher manufacturing overhead expenses. The increase in overhead expenses was primarily due to the expenses incurred by the three operations acquired by Williams Advanced Materials, Inc. (WAM), a wholly owned subsidiary, subsequent to the first quarter 2005, higher utility costs and differences in production levels.
      Selling, general and administrative expenses (SG&A) were $23.9 million in the first quarter 2006 versus $18.7 million in the first quarter 2005. SG&A expenses were 14% of sales in both periods. Expenses incurred by WAM’s three acquisitions accounted for $1.5 million of this increase. Incentive compensation expense was approximately $0.9 million higher in the first quarter 2006 than in the first quarter 2005 due to our improved profitability. Various corporate administrative expenses, including legal, manpower and certain retirement plans, were $1.8 million higher in the first quarter 2006 as well. Other sales and marketing costs, both domestically and internationally, were higher in order to support the expanded sales volumes and the potential sales growth in future periods. The currency impact on the translation of the foreign subsidiaries’ expenses was a favorable $0.3 million as a result of the stronger dollar.
      SG&A expenses in the first quarter 2006 also included an expense of $0.1 million associated with the outstanding unvested stock options. Effective January 1, 2006, Statement No. 123 (Revised 2004), “Share-Based Payments” requires that all share-based payments, including employee stock options, be measured at fair value and charged to income over the vesting period. In previous periods, we had adopted the disclosure only provisions of Statement 123. We used the modified prospective implementation method and, as such, the prior period results were not restated. We estimate that the total expense for 2006 on the unvested options outstanding at the beginning of this year will be $0.3 million. We did not issue any new options during the first quarter 2006; issuance of new options in subsequent periods would increase compensation expense accordingly. See Note E to the Consolidated Financial Statements for further information on our share-based compensation plans.
      Research and development expenses (R&D) were $1.1 million in the first quarter 2006 and $1.2 million in the first quarter 2005. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improve processes.

      The major components of other-net expense for the first quarter 2006 and 2005 were as follows:

	Income (Expense)
	First Quarter

(Millions)	2006	2005

Exchange gain (loss)	$0.6	$(1.2)
Derivative ineffectiveness	0.2	0.5
Directors’ deferred compensation	(0.3)	—
Debt prepayment cost	—	(0.6)
Other items	(0.8)	(0.9)

Total	$(0.3)	$(2.2)
      The stronger U.S. dollar relative to the strike prices in the hedge contracts that matured during the quarter resulted in exchange gains in the first quarter 2006 as opposed to exchange losses in the first quarter 2005.
      Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. A gain was recorded in both the first quarter 2006 and 2005 as a result of an increase in interest rates in both periods. The expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movements in the share price of our stock; in the first quarter 2006, the share price increased while in the first quarter 2005, the share price was relatively unchanged.
      We repaid two term notes totaling $18.6 million in the first quarter 2005 that were originally scheduled to be paid off in installments through 2008. As a result, we wrote-off $0.6 million of associated deferred financing costs in that period.
      Net-other also includes metal financing fees, amortization of intangible assets, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.
      Operating profit of $8.8 million in the first quarter 2006 was a 37% improvement over the $6.4 million profit in the first quarter 2005. This improvement resulted from the margin earned on the higher sales offset in part by the higher material, manufacturing and overhead costs plus the benefit of lower other-net expenses.
      Interest expense was $1.1 million in the first quarter 2006, a reduction of $0.5 million from the first quarter 2005. While the overall level of outstanding debt was higher in the first quarter 2006, the average borrowing rate was significantly lower in the first quarter 2006 as a result of the repayment of the high rate $30.0 million subordinated debt in the fourth quarter 2005 with a portion of the cash on hand and proceeds from borrowings under the lower rate revolving credit agreement. Additional borrowings were made under the revolving credit agreement in the first quarter 2006 primarily to finance an acquisition. Interest capitalized in association with long-term capital projects was immaterial in both periods.
      Income before income taxes was $7.7 million in the first quarter 2006 compared to $4.8 million in the first quarter 2005, a $2.9 million, or 60%, improvement.
      A tax provision of 32% was applied against the income before income taxes in the first quarter 2006. The effects of foreign source income and percentage depletion were the major causes for the difference between the effective and statutory rates. The tax provision of $2.5 million in the first quarter 2006 was calculated without regard to the domestic deferred tax valuation allowance as a result of our determination in the fourth quarter 2005 that it was more likely than not that an additional $5.9 million of the valuation allowance would be utilized and that amount was reversed to income in that period.
      A tax provision was not applied against the income or loss before income taxes in the first quarter 2005 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with Statement No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the first quarter 2005. The $0.5 million of expense in the first quarter 2005 represents taxes related to various state and local jurisdictions, foreign taxes in Japan and Singapore and a $0.2 million expense for the alternative minimum tax liability.
      Net income was $5.2 million in the first quarter 2006, an improvement of $0.9 million, or 22%, over the net income of $4.3 million earned in the first quarter 2005. The difference in the tax treatment between periods prevented net income from growing as fast as income before income taxes. Earnings per share was $0.27 in the first quarter 2006 and $0.22 in the first quarter 2005.
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
      The operating loss within All Other was $2.1 million higher in the first quarter 2006 than the first quarter 2005 due to the higher corporate expenses and the differences in the derivative ineffectiveness and director’s deferred compensation costs within other-net.
Metal Systems Group

	First Quarter

(Millions)	2006	2005	Change

Sales	$86.2	$79.5	$6.7
Operating Profit	$2.0	$2.6	$(0.6)
      The Metal Systems Group consists of Alloy Products, Technical Materials, Inc. (TMI), Beryllium Products and Brush Resources Inc. The following chart summarizes sales by business unit within the Metal Systems Group:

	First Quarter

(Millions)	2006	2005	Change

Alloy Products	$60.4	$52.6	$7.8
TMI	17.9	12.7	5.2
Beryllium Products	7.9	14.2	(6.3)
Brush Resources	—	—	—

Total	$86.2	$79.5	$6.7
      Alloy Products manufactures two main product families — strip products and bulk products. Strip products include precision strip and thin diameter rod and wire copper and nickel beryllium alloys that are sold into the telecommunications and computer, automotive and appliance markets. Major applications for strip products include connectors, contacts, switches, relays and shielding. Bulk products are copper and nickel-based alloys manufactured in rod, tube, plate, bar and other customized forms that are sold into the industrial component market, which includes oil and gas, plastic tooling and heavy equipment, aerospace and portions of the telecommunications and computer and other markets. The majority of bulk products also contain beryllium. Applications for bulk products include plastic mold tooling, bushings, bearings and welding rods.
      Sales by Alloy Products of $60.4 million in the first quarter 2006 were a 15% improvement over sales of $52.6 million in the first quarter 2005. Sales of strip and bulk products grew at double-digit rates. Total sales volume growth was 10% as strip product volumes increased 8% and bulk product volumes increased 14%. The volume growth was less than the sales value growth due to the impact of the higher metal price pass through and a slightly improved product mix, mainly within strip products.
      Over half of the Alloy Products’ sales growth in the first quarter 2006 from the first quarter 2005 was in Asia as a result of relocation of businesses and development of new applications in that region.

      Demand improved from a number of Alloy Products’ key markets, including telecommunications and computer, industrial controls and aerospace, in the first quarter 2006. Automotive electronic sales also increased, although this could be partially due to downstream inventory builds in anticipation of a potential strike at Delphi Corporation. Progress was also made on new product and application development for strip products as well as the non-beryllium-containing bulk products. The new sales order entry rate for Alloy Products was strong during the first quarter 2006 with new orders exceeding sales in the quarter.
      TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems. Applications for TMI products include connectors, contacts and semiconductors.
      TMI’s sales were $17.9 million in the first quarter 2006, an improvement of 41% over sales of $12.7 million in the first quarter 2005. Growth was seen across each of TMI’s major product lines, with inlay products providing the largest growth. Demand from the automotive and telecommunications and computer markets, TMI’s two largest markets, was strong in the first quarter 2006 and continued to be strong early in the second quarter 2006. Sales of disk drive arms for computers, a new application that TMI has been developing, contributed to the higher sales in the first quarter 2006. In addition, manufacturing yields on disk drive arms have improved in the current period, which in turn has improved margins and allowed for more efficient production scheduling and inventory utilization. TMI also continued its application development work on various products for the medical and energy markets, two smaller but growing markets for TMI’s materials. Sales of products into these markets also contributed to the sales growth in the first quarter 2006.
      Beryllium Products manufactures pure beryllium and beryllium-based metals and metal matrix composites in rod, tube, sheet and a variety of customized forms. These materials have high stiffness and low density and tend to be premium priced due to this unique combination of properties. Major markets for Beryllium Products include defense and aerospace, medical, telecommunications and computer, electronics (including acoustics) and optical scanning.
      Sales by Beryllium Products of $7.9 million in the first quarter 2006 declined $6.3 million from sales of $14.2 million in the first quarter 2005. The decline in sales from Beryllium Products was mainly due to the James Webb Space Telescope project. Sales under the initial material supply contract totaled $6.1 million in the first quarter 2005. The contract was completed in the second quarter 2005 and sales of additional materials for this project totaled $0.1 million in the first quarter 2006. Beryllium Products’ sales excluding the Webb Telescope were down $0.3 million, or 4%, in the first quarter 2006 from the first quarter 2005.
      Orders for aerospace and defense, Beryllium’s largest market, began to slow down in the second half of 2005 due to the U.S. government diverting funds away from the projects that utilize our materials, typically missile and aerospace system applications, in order to provide additional support for the current military ground applications. This weakness continued into the first quarter 2006, but orders and quoting activities have started to strengthen and we believe that defense shipments should show improvements in the remaining quarters of the year. Sales of materials for x-ray windows in the medical market were strong in the first quarter 2006 offsetting a portion of the softness in defense sales.
      We also received an order for approximately $7.0 million to supply blanks for a fusion reactor to be built in the U.K. The first shipments under this contract are scheduled for the fourth quarter 2006.
      Brush Resources’ milling operations produce beryllium hydroxide from mined bertrandite ore and purchased beryl ore. The hydroxide is used primarily as a raw material input by the other businesses within the Metal Systems Group. Brush Resources did not have any external sales in either the first quarter 2006 or 2005. We do not anticipate they will have any external sales until the second half of 2006.
      The gross margin on Metal System Group sales was $18.1 million, or 21% of sales, in the first quarter 2006 compared to $19.8 million, or 25% of sales, in the first quarter 2005. The majority of the margin benefits from the higher sales volume and various yield improvements were offset by the higher copper cost that could not be passed through to customers, an unfavorable change in product mix and the currency translation effect from the stronger dollar. The mix effect was caused primarily by the significant decline in the Webb Telescope shipments that carried higher contribution margins. Manufacturing overhead costs within the Metal Systems

Group were $1.9 million higher in the first quarter 2006 than the first quarter 2005. Utility costs, particularly at the Elmore, Ohio facility were higher in the first quarter 2006 primarily due to the increased cost of natural gas. Production levels were lower at the Utah facility in the first quarter 2006, thereby leading to an increase in unabsorbed costs. This difference will tend to balance out over the course of the year based upon the production schedule.
      The Metal Systems Group’s SG&A, R&D and Other-net expenses totaled $16.0 million, or 19% of sales, in the first quarter 2006 and $17.2 million, or 22% of sales, in the first quarter 2005. The difference in foreign currency exchange gains/losses within Other-net expense was a main cause for the lower expenses. The majority of the favorable translation effect on the international subsidiary expenses flowed through the Metal Systems Group as well. These benefits were partially offset by an increase in various expenses to support the higher sales volumes as well as the continuing efforts to expand the business internationally. Incentive compensation expenses were also higher for the group.
      Operating profit for the Metal Systems Group was $2.0 million in the first quarter 2006 compared to $2.6 million in the first quarter 2005. The reduction in operating profit resulted from a decline in gross margin, as the benefits from the higher sales were more than offset by unfavorable changes in product mix, higher base metal costs and higher manufacturing overhead. The impact of the lower margin on profit was partially reduced by the lower expenses. Operating profit was 2% of sales in the first quarter 2006 and 3% of sales in the first quarter 2005.
Microelectronics Group

	First Quarter

(Millions)	2006	2005	Change

Sales	$81.5	$50.9	$30.6
Operating Profit	$8.7	$3.7	$5.0
      The Microelectronics Group consists of Williams Advanced Materials Inc. (WAM) and Electronic Products. The following chart summarizes business unit sales within the group:

	First Quarter

(Millions)	2006	2005	Change

WAM	$75.4	$44.2	$31.2
Electronic Products	6.1	6.7	(0.6)

Total	$81.5	$50.9	$30.6
      WAM manufactures precious, non-precious and specialty metal products, including physical vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire and specialty inorganic materials. Major markets for WAM’s products include magnetic and optical data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. WAM also has an in-house refinery, that allows for the reclaim of precious metals from its own or customers’ scrap, and metal cleaning operations.
      The cost of the precious metal sold by WAM is passed through to its customers and WAM generates its margin on its fabrication efforts and not on the particular metal sold. In the first quarter 2006, metal prices, on average, were higher than in the first quarter 2005, thereby increasing sales without a proportional flow through to margins.
      Early in the first quarter 2006, WAM acquired CERAC, incorporated. CERAC provides physical vapor deposition and specialty inorganic materials for the precision optics, semiconductor and other industries. CERAC and the acquisitions of Thin Film Technology, Inc. in the fourth quarter 2005 and OMC Scientific Holdings Limited in the second quarter 2005 have expanded WAM’s capabilities, product offerings and customer base. Incremental sales from these three acquisitions were responsible for 27% of the growth in WAM’s sales in the first quarter 2006 over the first quarter 2005.

      In addition to the acquisitions, each of WAM’s key products lines contributed to the sales growth in the first quarter 2006. Shipments from WAM’s Brewster, New York facility for giant magnetic resistance thin film and other applications within the magnetic and optical data storage market were strong in the first quarter 2006, growing over 50% from the first quarter 2005. Physical vapor deposition sales improved, driven by stronger demand from the wireless sector and for performance film. A portion of this improvement was a result of new application development. Sales of lids and related products grew due to strong demand for materials for wireless handset equipment and for photonic applications. Refining revenue also increased in the first quarter 2006 over the first quarter 2005. Sales of specialty alloys, one of WAM’s smaller product lines, were lower in the first quarter 2006 compared to the first quarter 2005 due to price competition and we anticipate sales of these products to be soft in the remainder of 2006.
      In addition to the recent acquisitions, WAM continues to expand its presence in Asia in order to develop and capture market share in that region. New subsidiaries have been established in Japan and Korea to market WAM’s products there while another subsidiary in China is in the developmental stage.
      Electronic Products includes Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $6.1 million in the first quarter 2006, a slight decline from sales of $6.7 million in the first quarter 2005. Sales of beryllia ceramics declined in the first quarter 2006 due to softness in the sectors of the telecommunications and computer market that these products serve. Sales of circuits also declined due in part to operational issues that are being addressed. Offsetting a portion of these declines was an improvement in sales of electronic packages primarily to the telecommunications and computer market as sales into the automotive market in the first quarter 2006 were lower than the first quarter 2005 by an immaterial amount.
      The gross margin on Microelectronics Group sales was $16.9 million in the first quarter 2006 compared to $9.2 million in the first quarter 2005, an improvement of $7.7 million. As a percent of sales, the margin also improved from 18% in the first quarter 2005 to 21% in the first quarter 2006. The higher sales volumes generated an estimated $5.9 million of margin while the change in product mix effect was favorable due partially to the acquired operations. There was a one-time inventory valuation adjustment that reduced margins in the first quarter 2005. Manufacturing overhead costs were higher in the first quarter 2006 than in the first quarter 2005 primarily due to the costs incurred by the acquired operations.
      The Microelectronics Group SG&A, R&D and Other-net expenses were $8.2 million in the first quarter 2006, an increase of $2.7 million over the $5.5 million of expense in the first quarter 2005. However, expenses declined from 11% of sales in the first quarter 2005 to 10% of sales in the first quarter 2006. The acquired operations accounted for $1.7 million of the increase in expenses. WAM incurred an additional $0.1 million of costs for its small subsidiaries recently established in Japan and Korea. Various sales-related expenses and other costs, including manpower, were increased to support the higher volumes and growth potential. Incentive compensation expense increased as well due to the higher profitability.
      Operating profit from the Microelectronics Group in the first quarter 2006 was $8.7 million, a $5.0 million improvement over the operating profit of $3.7 million in the first quarter 2005. Operating profit was 11% of sales in the first quarter 2006 compared to 7% of group sales in the first quarter 2005.
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

      The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Year Ended
	Mar. 31, 2006	Dec. 31, 2005

Total cases pending	13	13
Total plaintiffs	54	54
Number of claims (plaintiffs) filed during period ended	0(0)	5(7)
Number of claims (plaintiffs) settled during period ended	0(0)	1(1)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$2
Number of claims (plaintiffs) otherwise dismissed	(0)	3(8)
      Settlement payment and dismissal for a single case may not occur in the same period.
      Additional beryllium claims may arise. Management believes that it has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $2.1 million at March 31, 2006, unchanged from the December 31, 2005 balance. A receivable of $2.2 million was recorded at March 31, 2006, also unchanged from the December 31, 2005 balance, from our insurance carriers as recoveries for insured claims. An additional $0.4 million was reserved at both March 31, 2006 and December 31, 2005 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.
      Although it is not possible to predict the outcome of the litigation pending against our subsidiaries and us, we provide for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding our reserves. An unfavorable outcome or settlement of a pending beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate our potential exposure to unasserted claims.
      While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of March 31, 2006, four purported class actions were pending.
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
Financial Position
      Net cash used in operating activities was $6.8 million in the first quarter 2006 as changes in working capital items, including increases to accounts receivable and inventory, more than offset net income and the benefits of depreciation and amortization. Cash balances stood at $5.9 million at the end of the first quarter 2006, a decline of $4.7 million from December 31, 2005.
      Accounts receivable increased $16.0 million during the first quarter 2006, in large part due to the record high sales. Sales in the first quarter 2006 were 19% higher than sales in the fourth quarter 2005. Receivables also increased $2.5 million as a result of the CERAC acquisition during the first quarter. The days sales outstanding (DSO), a measure of the average time to collect receivables, increased by slightly less than one day in the first quarter 2006 and contributed to the increase in receivables. Accounts written off to bad debt expense and adjustments to the bad debt allowance totaled $0.2 million in the first quarter 2006.
      Inventories increased by $17.1 million, or 16%, during the first quarter 2006 in part to support the higher sales level. The acquisition of CERAC accounted for $4.3 million of this increase. Despite the increase in inventory levels, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved slightly from the end of last year. The Microelectronics Group accounted for approximately 60% of the increase in the total Company’s first-in, first-out (FIFO) inventory value during the first quarter 2006. In addition to the impact of CERAC, inventories increased at the Brewster, New York facility in response to and in support of the significant growth in sales. Within the Metal Systems Group, the FIFO inventory value increased 6% due in large part to the higher production levels within the Alloy Products manufacturing facilities in order to support the higher sales. Alloy Products pounds in inventory increased 6% during the first quarter. TMI’s inventories were up slightly while inventories within Brush Resources declined due to the planned timing of production runs.
      The higher cost of precious and base metal prices contributed to the increase in the value of the inventory within both the Metal Systems Group and Microelectronic Group on a FIFO basis during the first quarter 2006. However, this impact was largely offset by the use of the last-in, first-out (LIFO) valuation method and the higher metal prices only had a small impact on the increase in the net inventory value. The LIFO method results in the more recent costs, which generally are higher, being charged to cost of sales in the current period.
      The fair value of derivative financial instruments included in prepaid expenses totaled $4.4 million as of March 31, 2006, an increase of $1.0 million from December 31, 2005. The fair value of the outstanding copper hedge contracts increased due to the higher price of copper while the fair value of the foreign exchange hedge contracts declined due to contracts maturing and movements in the exchange rates.
      Capital expenditures for property, plant and equipment totaled $2.1 million in the first quarter 2006 as capital spending remained below the level of depreciation. The Metal Systems Group accounted for approximately 60% of the spending in the current quarter. Within the Microelectronics Group, spending at the various WAM facilities totaled $0.8 million.
      In addition to the capital expenditure total noted above, WAM acquired the stock of CERAC, incorporated in the first quarter 2006 for $26.2 million in cash, including advisor fees. Included in the $26.2 million purchase price was $3.8 million placed in escrow pending final determination of the value of various assets and liabilities assumed as stipulated in the purchase agreement. Preliminary goodwill assigned to the transaction totaled $6.3 million.
      Other liabilities and accrued items of $41.3 million at the end of the first quarter 2006 were $2.8 million higher than the balance at the beginning of the period. Miscellaneous accruals for fringe benefits, professional services, taxes other than income taxes, utilities and other items increased during the quarter.
      Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.4 million as of March 31, 2006 compared to $0.3 million as of December 31, 2005. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would have otherwise.
      Other long-term liabilities were $7.9 million as of the end of the first quarter 2006, a decline of $0.3 million from the prior year end. This decline was due to changes in the fair value of the long-term portion of a derivative financial instrument, and more specifically, an interest rate swap.
      The retirement and post-employment obligation balance was $66.6 million at the end of the first quarter 2006 compared to $65.3 million at December 31, 2005. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The liability increased during the quarter as a result of the plans’ expenses less payments made under the retiree medical and other retirement plans. We did not make any contributions to the domestic defined benefit pension plan during the first quarter 2006, but we anticipate making payments totaling approximately $1.9 million later in 2006, and that amount is recorded in other liabilities and accrued items on the Consolidated Balance Sheets.
      Total debt of $86.8 million at the end of the first quarter 2006 was $29.6 million higher than at December 31, 2005. The main cause for the increase in debt was the purchase of CERAC in the first quarter 2006. As of March 31, 2006, short-term debt totaled $27.3 million, which included foreign currency denominated loans, a gold denominated loan and short-term borrowings under the revolving credit agreement. The current portion of long-term debt totaled $0.6 million as of March 31, 2006 while long-term debt was $58.9 million, an increase of $26.0 million since the end of 2005. We were in compliance with all of our debt covenants as of the end of the first quarter 2006.
      We received $0.6 million for the exercise of approximately 53,000 options to purchase shares of our common stock during the first quarter 2006.
      Total shareholders’ equity was $219.1 million at the end of the first quarter 2006 compared to $211.5 million at the beginning of the quarter. This $7.6 million increase was due primarily to comprehensive income of $6.8 million (see Note F to the Consolidated Financial Statements) and the exercise of options.
      The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $5.7 million during the first quarter 2006. The quantity of metal on hand declined during the quarter but the total value was higher due to an increase in metal prices.
      There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of March 31, 2006 from the year-end 2005 totals as disclosed on page 25 of our annual report to shareholders for the period ended December 31, 2005 (filed as Exhibit 13 to our Annual Report on Form 10-K for the period ended December 31, 2005).
      Net cash used in operations was $18.2 million in the first quarter 2005 due to increases in working capital items, including accounts receivable and inventory, the payment of the employee incentive compensation for the prior year and a $5.0 million contribution to the domestic defined benefit plan. Receivables grew $6.6 million due to the higher sales volume in the quarter and a slower DSO. Inventories increased $4.4 million, or 5%, in the first quarter 2005, although the inventory turnover period improved. The majority of the inventory increase was in the Metal Systems Group. Capital expenditures were $2.2 million in the first quarter 2005, as the spending level remained below the level of depreciation. Unearned revenue declined $5.3 million as a result of shipments under the James Webb Space Telescope contract during the first quarter 2005. Debt totaled $53.1 million at the end of the first quarter 2005, a decrease of $19.4 million during that period, which included the prepayment of two term notes totaling $18.6 million with excess cash. We retained the ability to re-borrow these funds under the revolving credit agreement. We received $0.2 million for the exercise of employee stock options during the first quarter 2005. The cash balance stood at $9.7 million at the end of the first quarter 2005, a decrease of $40.0 million since the beginning of the period as a result of the working capital changes, the capital expenditures and the debt reduction.
      We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, small acquisitions and environmental remediation projects. We had approximately $48.4 million of available borrowing capacity under the existing lines of credit as of March 31, 2006.
Critical Accounting Policies
      Deferred Taxes: A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our operating losses in 2001 and 2002. The valuation allowance was adjusted in subsequent periods through the third quarter 2005 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter 2005, in addition to reversing amounts from the valuation allowance to offset the current period expense, we determined that it was more likely than not that we would utilize an additional $5.9 million of our deferred tax assets and we reversed that amount of the valuation allowance against tax expense in that period. Therefore, beginning in the first quarter 2006, we are recording a tax expense based upon our estimated effective tax rate for all jurisdictions and without regard to the domestic valuation allowance. In the fourth quarter 2006, or earlier should a realization event occur, we will re-evaluate the deferred tax asset once again to determine if it is more likely than not that any additional portion or all of the asset will be realized. If so, the valuation allowance will be reduced and income taxes credited at that time.
      For additional information regarding this and other critical accounting policies, please refer to pages 26 to 27 of our annual report to shareholders for the period ended December 31, 2005.

Market Risk Disclosures
      For additional information regarding market risks, please refer to pages 28 and 29 of our annual report to shareholders for the period ended December 31, 2005.
Outlook
      The sales growth in the first quarter 2006 was caused by a combination of factors, including stronger conditions in the majority of our key markets, primarily telecommunications and computer, magnetic and optical data storage and industrial components. Automotive electronics demand was also strong, although whether this level of demand continues may be dependent upon production rates at Delphi Corporation. Demand for defense applications was soft in the first quarter 2006, but we believe it may be strengthening and that defense sales may increase during the latter portion of 2006. The acquisitions by WAM also contributed to the sales increase, as did the new product development from various portions of our business. As noted, the new sale order entry rate has grown for four consecutive quarters.
      Copper prices increased 15% in the first quarter 2006 after growing significantly in 2005. Copper prices also continued to increase early in the second quarter 2006. We will continue to adjust selling prices where possible in order to minimize the negative effect of this increased cost. Energy costs are also high, although the higher rates should have a smaller impact on the second quarter than on the first quarter due to the warmer weather.
      Based upon the above and other factors, we are estimating that sales and earnings per share in the second quarter 2006 should be similar to the first quarter 2006.
Forward-Looking Statements
      Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, magnetic and optical data storage, aerospace and defense, automotive electronics, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2006;

•	Our success in developing and introducing new products and applications;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	Our success in integrating newly acquired businesses;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs, and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
       For information regarding the Company’s market risks, please refer to pages 28 and 29 of the Company’s annual report to shareholders for the period ended December 31, 2005.

Item 4.	Controls and Procedures
       We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.
      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beryllium Claims
      As of March 31, 2006, our subsidiary, Brush Wellman Inc., was a defendant in 13 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.
      During the first quarter of 2006, the number of beryllium cases remained unchanged from 13 (involving 54 plaintiffs) as of December 31, 2005 to 13 cases (involving 54 plaintiffs) as of March 31, 2006. No cases were filed, settled or dismissed during the quarter.
      The 13 pending beryllium cases as of March 31, 2006 fall into two categories: Nine cases involving third-party individual plaintiffs, with 13 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.
      The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kessselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises, Inc. was dismissed on May 5, 2005.
      The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns and Ms. Watkins are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants, dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test. On March 10, 2006, the Court of Appeals entered an order construing Defendants’ Motion to Enforce the March 29, 2005 Order as a Motion for Summary Judgment and granted summary judgment in the Company’s favor. Plaintiffs have the right to file an appeal.
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
      The fourth purported class action is Gary Anthony v. Brush Wellman Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 01718, on March 3, 2005. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 05-CV-1202, on March 14, 2005. The only named plaintiff is Gary Anthony. The defendants are Brush Wellman Inc., Gary Kowalski, and Dickinson & Associates Manufacturers Representatives. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Plaintiff filed a motion to remand to state court, which the District Court denied on February 14, 2006. On February 28, 2006, plaintiff filed a notice of appeal to the Third Circuit Court of Appeals. A panel on the Third Circuit is currently considering whether the appeal was properly submitted.
Other Claims
      One of our subsidiaries, Williams Advanced Materials Inc. (WAM) is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York, consolidated under case number 03-CV-0276A (SR), WAM has asked the Court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. On August 3, 2005, the U.S. Court of Appeals for the Federal Circuit, case number 04-1602, affirmed the District

Court’s decision denying Williams’ motion to enjoin Target from suing and threatening to sue Williams’ customers. The case reverted for further proceedings to the District Court, which has dismissed, without prejudice to their refilling, all other pending motions. Williams’ substitute revised supplemental and amended complaint with a proposed stipulated order was re-filed with the court on January 31, 2006, which the court approved on February 2, 2006. Trial is scheduled for February 2007. In September 2004, Target filed a separate action for patent infringement in U.S. District Court, Central District of California, case number SAC04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, and that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages and attorneys’ fees and costs.

Item 6.	Exhibits
       (a) Exhibits

10.1	2006 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
10.2	2004-2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
10.3	Amendment No. 1 to the Executive Deferred Compensation Plan II (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.
Dated: May 1, 2006
/s/ John D. Grampa

John D. Grampa Vice President Finance and Chief Financial Officer