Form 10-Q
period 2006-06-30
BRUSH ENGINEERED MATERIALS INC
filed 2006-08-09
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐     No ☑

As of July 31, 2006 there were 19,851,944 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
EX-11
EX-31.1
EX-31.2
EX-32.1

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.  Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended June 30, 2006 are as follows:

Consolidated Statements of Income — Second Quarter and first half ended June 30, 2006 and July 1, 2005

Consolidated Balance Sheets — June 30, 2006 and December 31, 2005

Consolidated Statements of Cash Flows — Six months ended June 30, 2006 and July 1, 2005

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
(Dollars in thousands except share and	June 30,	July 1,	June 30,	July 1,
per share amounts)	2006	2005	2006	2005

Net sales	$187,078	$134,651	$354,801	$265,023
Cost of sales	147,259	105,545	280,839	207,340

Gross margin	39,819	29,106	73,962	57,683
Selling, general and administrative expense	27,194	18,933	51,103	37,634
Research and development expense	954	1,295	2,035	2,536
Other-net	377	1,453	702	3,664

Operating profit	11,294	7,425	20,122	13,849
Interest expense	1,125	1,646	2,267	3,268

Income before income taxes	10,169	5,779	17,855	10,581
Income taxes	3,201	249	5,660	764

Net income	$6,968	$5,530	$12,195	$9,817

Per share of common stock: basic	$0.36	$0.29	$0.63	$0.51
Weighted average number of common shares outstanding	19,593,000	19,224,000	19,428,000	19,211,000
Per share of common stock: diluted	$0.35	$0.29	$0.62	$0.51
Weighted average number of common shares outstanding	19,865,000	19,352,000	19,680,000	19,374,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	June 30,	Dec. 31,
(Dollars in thousands)	2006	2005

Assets
Current assets
Cash and cash equivalents	$12,591	$10,642
Accounts receivable	87,586	69,938
Inventories	131,904	104,060
Prepaid expenses	18,500	14,417
Deferred income taxes	1,137	1,118

Total current assets	251,718	200,175
Other assets	18,256	8,252
Related-party notes receivable	98	358
Long-term deferred income taxes	—	4,109
Property, plant and equipment	556,224	540,420
Less allowances for depreciation, depletion and impairment	377,005	363,358

	179,219	177,062
Goodwill	15,369	12,746

	$464,660	$402,702

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$24,798	$23,634
Current portion of long-term debt	632	636
Accounts payable	23,546	20,872
Other liabilities and accrued items	45,208	38,522
Unearned revenue	1,174	254
Income taxes	755	726

Total current liabilities	96,113	84,644
Other long-term liabilities	7,761	8,202
Retirement and post-employment benefits	68,023	65,290
Deferred income taxes	1,296	172
Long-term debt	53,882	32,916
Shareholders’ equity	237,585	211,478

	$464,660	$402,702

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	June 30,	July 1,
(Dollars in thousands)	2006	2005

Net income	$12,195	$9,817
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion and amortization	11,818	10,680
Amortization of deferred financing costs in interest expense	301	579
Derivative financial instrument ineffectiveness	(426)	(94)
Stock-based compensation expense	255	—
Decrease (increase) in accounts receivable	(13,443)	(8,785)
Decrease (increase) in inventory	(22,190)	(7,541)
Decrease (increase) in prepaid and other current assets	(2,972)	1,359
Decrease (increase) in deferred income taxes	4,383	—
Increase (decrease) in accounts payable and accrued expenses	4,761	(7,894)
Increase (decrease) in unearned revenue	920	(7,789)
Increase (decrease) in interest and taxes payable	773	(1,969)
Increase (decrease) in other long-term liabilities	2,162	1,348
Other — net	6,579	984

Net cash provided from (used in) operating activities	5,116	(9,305)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(5,978)	(4,860)
Payments for mine development	(46)	—
Purchase of equipment previously held under operating lease	—	(448)
Payments for purchase of business net of cash received	(25,694)	(3,982)
Proceeds from sale of property, plant and equipment	—	45
Other investments — net	33	(11)

Net cash used in investing activities	(31,685)	(9,256)
Cash flows from financing activities:
Proceeds from issuance/(repayment) of short-term debt	864	(673)
Proceeds from issuance of long-term debt	26,000	—
Repayment of long-term debt	(5,033)	(18,607)
Issuance of common stock under stock option plans	6,960	364

Net cash provided from (used in) financing activities	28,791	(18,916)
Effects of exchange rate changes	(273)	(960)

Net change in cash and cash equivalents	1,949	(38,437)
Cash and cash equivalents at beginning of period	10,642	49,643

Cash and cash equivalents at end of period	$12,591	$11,206

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005 and the results of operations for the second quarter and first half ended June 30, 2006 and July 1, 2005. All of the adjustments were of a normal and recurring nature.

Note B — Inventories

	June 30,	Dec. 31,
(Dollars in thousands)	2006	2005

Principally average cost:
Raw materials and supplies	$28,539	$24,050
Work in process	109,179	88,480
Finished goods	45,412	30,553

Gross inventories	183,130	143,083
Excess of average cost over LIFO inventory value	51,226	39,023

Net inventories	$131,904	$104,060

Note C — Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 30,	July 1,	June 30,	July 1,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$1,254	$1,206	$74	$64
Interest cost	1,743	1,398	475	493
Expected return on plan assets	(2,079)	(2,205)	—	—
Amortization of prior service cost	(178)	(484)	(9)	(15)
Amortization of net loss/(gain)	516	425	—	(90)

Net periodic benefit cost	$1,256	$340	$540	$452

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 30,	July 1,	June 30,	July 1,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$2,507	$2,374	$148	$150
Interest cost	3,485	3,231	951	1,122
Expected return on plan assets	(4,157)	(4,377)	—	—
Amortization of prior service cost	(356)	(337)	(18)	(43)
Amortization of net loss/(gain)	1,033	642	—	—

Net periodic benefit cost	$2,512	$1,533	$1,081	$1,229

The Company amended its domestic defined benefit pension plan effective in the second quarter 2005. The amendment revised the pension benefit payout formula for the majority of the plan participants and various other aspects of the plan as well. The amendment was deemed to be a significant event and therefore the plan assets, liabilities and net periodic cost were remeasured in accordance with Statement No. 87, “Employers’ Accounting for

Pensions”. As part of the remeasurement process, management reviewed the key valuation assumptions and made adjustments as warranted. As a result of the remeasurement, the prior service cost asset of $5.0 million, previously recorded in other assets on the consolidated balance sheet, was charged off against other comprehensive income, a component of shareholders’ equity. The minimum pension liability, which is included in retirement and post-employment benefits on the consolidated balance sheet, increased $6.1 million as a result of the remeasurement, primarily due to the lower discount rate and the change in asset values. The increase to the minimum pension liability was also charged against other comprehensive income.

Note D — Stock-Based Compensation

The Company’s approved stock incentive plans authorize the granting of option rights, stock appreciation rights, performance restricted shares, performance shares, performance units and restricted shares.

Stock Options

Stock options may be granted to employees or non-employee directors of the Company. Option rights entitle the optionee to purchase common shares at a price equal to or greater than the market value on the date of the grant. Option rights granted to employees generally become exercisable (i.e. vest) over a four year period and expire ten years from the date of the grant. Options granted to employees may also be issued with shorter vesting periods. Options granted to non-employee directors vest in six months and expire ten years from the date of the grant. The number of options available to be issued is established in plans approved by shareholders. The option exercises are satisfied through the issuance of treasury shares.

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

Effective January 1, 2006, the Company adopted Statement No. 123 (Revised), “Share-Based Payments”, hereinafter referred to as Statement 123(R), that revises Statement No. 123 and supercedes APB No. 25. The revised statement requires compensation cost for all share-based payments, including employee stock options, to be measured at fair value and charged against income. Compensation cost is determined at the date of the award through the use of a pricing model and charged against income over the vesting period for each award. The Company adopted this statement using the modified prospective method and, as such, the prior period results do not reflect any restated amounts. The Company recorded compensation cost on the outstanding employee stock options of $0.1 million in the second quarter 2006 and $0.2 million in the first half of 2006. The expense was recorded within selling, general and administrative expense on the consolidated statement of income. Operating profit and income before income taxes were reduced by this same amount accordingly. Earnings per share was reduced by an immaterial amount in the second quarter 2006 and by $0.01 in the first half of 2006 as a result of recording compensation expense on the unvested stock options. There were no options issued during 2006 and the recorded expense was associated with the outstanding unvested options issued in previous periods.

Compensation cost for stock options is recorded on a straight-line basis over the remaining vesting period of the options. The remaining unvested value to be expensed on the outstanding options totaled $0.2 million as of June 30, 2006 and is expected to be expensed during 2006.

The following table presents the pro forma effect on net income and earnings per share for the second quarter and first half of 2005 had compensation cost for the Company’s stock plans been determined consistent with Statement No. 123(R).

	Second Quarter	First Half
	Ended	Ended
(Dollars in thousands except per share amounts)	July 1, 2005	July 1, 2005

Net income, as reported	$5,530	$9,817
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	699	1,151

Pro forma net income	$4,831	$8,666

Basic earnings per share, as reported	$0.29	$0.51
Diluted earnings per share, as reported	0.29	0.51
Basic earnings per share, pro forma	0.25	0.45
Diluted earnings per share, pro forma	0.25	0.45

The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

	Second Quarter	First Half
	Ended	Ended
	July 1, 2005	July 1, 2005

Risk free interest rates	3.34%	4.66%
Dividend yield	0%	0%
Volatility	42.0%	42.0%
Expected lives (in years)	6	6

The following table summarizes the Company’s stock option activity during the first half of 2006.

		Weighted-Ave		Weighted-Ave
	Number of	Exercise Price	Aggregate	Remaining
In thousands, except per share data	Options	Per Share	Intrinsic Value	Term

Outstanding at December 31, 2005	1,508	$16.24
Granted	—	—
Exercised	(491)	14.18
Expired	(5)	19.12

Outstanding at June 30, 2006	1,012	17.23	$4,683	5.6 Years
Vested and expected to vest as of June 30, 2006	1,001	17.25	$4,617	5.6 Years
Exercisable at June 30, 2006	952	17.49	$4,214	5.5 Years

Cash received from the exercise of stock options totaled $7.0 million in the first six months of 2006 and $0.4 million in the first half of 2005. The intrinsic value of the options exercised in the first half of 2006 was $4.6 million.

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

The restricted stock expense was $79,000 in the second quarter 2006 and $19,000 in the second quarter 2005. For the first half of the year, the restricted stock expense was $98,000 in 2006 and $47,000 in 2005. The unamortized compensation cost on the outstanding restricted stock was $356,000 as of June 30, 2006 and is expected to be amortized over a weighted average period of 10 months.

The following table summarizes the restricted stock activity during the first half of 2006:

		Weighted-Average
	Number of	Grant Date
(Thousands)	Shares	Fair value

Outstanding at December 31, 2005	13	$17.28
Granted	15	$24.03
Vested	—	$—
Forfeited	—	$—

Outstanding at June 30, 2006	28	$20.86

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

Under the 2006 to 2008 Long-term Incentive Plan, awards will be settled in shares of the Company’s common stock. Compensation expense is based upon the current performance projections for the three-year period, the percentage of requisite service rendered and the fair market value of the Company’s common stock on the date of the grant. The offset to the compensation expense is recorded within shareholders’ equity. The Company recorded an expense for this plan of $168,000 in the second quarter 2006 and $343,000 in the first half of 2006. The balance in shareholders’ equity was also $343,000 as of June 30, 2006.

Directors Deferred Compensation

Non-employee directors may defer all or part of their fees into shares of the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common stock do not impact the recorded values of the shares.

Prior to December 31, 2004, the non-employee directors had the election to defer their fees into shares of the Company’s common stock or other specific investments. The directors may also transfer their deferred amounts between election choices. The fair value of the deferred shares is determined at the acquisition date and recorded within shareholders’ equity with the offset recorded as a liability. Subsequent changes in the fair market value of the Company’s common stock are reflected as a change in the liability and an increase or decrease to expense.

The following table summarizes the stock activity for the directors’ deferred compensation plan during the first half of 2006.

		Weighted-Average
	Number of	Grant Date
(Thousands)	Shares	Fair value

Outstanding at December 31, 2005	90	$17.39
Granted	5	$19.84
Distributions	—	$—

Outstanding at June 30, 2006	95	$17.51

The expense on the directors’ deferred compensation plan was $83,000 in the second quarter 2006 and $374,000 in the first six months of 2006. In 2005, the company recorded income of $438,000 in the second quarter and $389,000 in the first six months of the year as the stock price declined in those periods.

Stock-Appreciation Rights

The Company may grant stock-appreciation rights (SARS) to certain employees and non-employee directors. Upon exercise of vested SARS, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the company’s common stock at the time of the exercise and the strike price established in the SARS agreement) divided by the common stock price. The strike price of the SARS is equal to or greater than the market value of the company’s common shares on the day of the grant. The number of SARS available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARS are established in the SARS agreement at the time of the grant. The exercise of the SARS is satisfied by the issuance of treasury shares.

In the second quarter 2006, the Company issued approximately 117,000 SARS at a strike price of $24.03 per share. The SARS vest three years from the date of grant and expire in ten years. There were no forfeitures of SARS in the second quarter 2006 and all of the SARS granted were still outstanding as of June 30, 2006.

The fair value of the SARS will be amortized to compensation cost on a straight line basis over the three year vesting period. Compensation cost of $75,000 on the SARS was recorded in second quarter 2006 and included in selling, general and administrative expenses. The unamortized compensation cost balance was $1.3 million as of June 30, 2006.

The fair value of the SARS was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

Second Quarter
Ended
June 30, 2006

Risk free interest rates	4.69%
Dividend yield	0%
Volatility	44.2%
Expected lives (in years)	6

The risk free rate of return was based upon the three-month Treasury bill rate at the time the SARS were granted. The Company has not paid a dividend since 2001. The share price volatility was calculated based upon the actual closing prices of the Company’s shares at month end over a period of approximately ten years prior to the second quarter 2006. This approach to measuring volatility is consistent with the approach used to calculate the volatility assumption in the valuation of stock options under the disclosure only provisions of Statement 123 prior to 2006. Prior analyses indicated that the Company’s employee stock options have an average life of approximately six years. While the Company has not granted SARS in a significant number of years prior to the second quarter 2006, management believes that the SARS have similar features and should function in a similar manner to employee stock options and therefore a six year average expected life was assigned to the SARS granted in the second quarter 2006.

Note E — Comprehensive Income (Loss)

The reconciliation between net income and comprehensive income (loss) for the second quarter and first half ended June 30, 2006 and July 1, 2005 is as follows:

	Second Quarter Ended		First Half Ended
	June 30,	July 1,	June 30,	July 1,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$6,968	$5,530	$12,195	$9,817
Cumulative translation adjustment	383	(123)	490	(997)
Change in the fair value of derivative financial instruments	4,319	2,389	5,765	5,649
Minimum pension liability	—	(11,138)	—	(11,138)

Comprehensive income (loss)	$11,670	$(3,342)	$18,450	$3,331

The $11.1 million charge to comprehensive loss in the second quarter 2005 for the minimum pension liability resulted from the remeasurement of the domestic defined benefit pension plan as described in Note C to the Consolidated Financial Statements.

Note F — Segment Reporting

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

Second Quarter 2006
Revenues from external customers	$96,684	$90,394	$187,078	$—	$187,078
Intersegment revenues	1,102	737	1,839	—	1,839
Operating profit (loss)	2,562	9,144	11,706	(412)	11,294

Second Quarter 2005
Revenues from external customers	$78,503	$56,148	$134,651	$—	$134,651
Intersegment revenues	630	543	1,173	—	1,173
Operating profit (loss)	3,490	4,766	8,256	(831)	7,425

First Half 2006
Revenues from external customers	$182,893	$171,908	$354,801	$—	$354,801
Intersegment revenues	2,040	1,368	3,408	—	3,408
Operating profit (loss)	4,600	17,887	22,487	(2,365)	20,122

First Half 2005
Revenues from external customers	$157,984	$107,039	$265,023	$—	$265,023
Intersegment revenues	1,221	773	1,994	—	1,994
Operating profit (loss)	6,108	8,462	14,570	(721)	13,849

Note G — Income Taxes

A deferred tax asset valuation allowance was recorded in 2003 and previous periods in accordance with Statement No. 109, “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. In 2004 and 2005, the valuation allowance was reduced offsetting a portion of the net tax expense in those periods. In the fourth quarter 2005, the Company determined that it was more likely than not that additional portions of the deferred tax asset would be utilized and an additional portion of the valuation allowance was reversed to income in that period. As a result, the tax expense in the second quarter and first half of 2006 was recorded without regard to the domestic deferred tax valuation allowance. The tax expense of $3.2 million in the second quarter 2006 was calculated by applying an effective tax rate of 31.5% against the income before income taxes. The tax expense of $5.7 million in the first half of 2006 was calculated by applying an effective tax rate of 31.7% against the income before income taxes. The difference between the effective rate and statutory rate was primarily the impact of foreign source income and percentage depletion.

The tax expense of $0.2 million in the second quarter 2005 and $0.8 million in the first half of 2005 was net of the reversal of a portion of the valuation allowance that offset the domestic federal and various foreign taxes. The expense in each period represents taxes related to various state and local jurisdictions, foreign taxes in Japan and Singapore and the alternative minimum tax liability.

Note H — Indemnity Agreements

WAM and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of June 30, 2006. WAM believes it has strong defense applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

Note I — New Pronouncements

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

Overview

We are an integrated producer of engineered materials used in a variety of high performance electrical, electronic, thermal and structural applications. Major markets for our materials include telecommunications and computer, magnetic and optical data storage, aerospace and defense, automotive electronics, industrial components, medical and appliance.

Sales in the second quarter 2006 of $187.1 million were a $52.4 million improvement over the second quarter 2005 and were the highest quarterly total in our history, surpassing the previous record set in the first quarter 2006. Sales have now grown for fourteen consecutive quarters as compared to the same quarter in the previous year. The sales growth resulted from a combination of improved demand from the majority our existing markets, new products, three small acquisitions and higher metal prices. Gross margins in the second quarter 2006 increased by $10.7 million on the higher sales. The gross margin as a percent of sales, however, was lower than the second quarter of 2005 as margins were hampered by an increase in copper costs to the extent that those costs could not be passed through to customers. Our selling, general and administrative expenses in the second quarter 2006 were higher than the comparable quarter last year due to the expenses from the acquisitions, market development activities (domestically and internationally), higher incentive compensation accruals, increased corporate costs and other factors.

Operating profit was $11.3 million in the second quarter 2006, a 52% improvement over the year ago period. The operating profit and the income before income taxes in the second quarter 2006 were the highest since the fourth quarter 1997. Earnings per share of $0.35 in the second quarter 2006 included the impact of a 31.5% effective tax rate applied against income before income taxes. Earnings per share were $0.29 in the second quarter 2005 when the tax provision for federal and certain foreign taxes was offset by the reversal of a deferred tax valuation allowance.

Total debt, after increasing $29.6 million during the first quarter 2006 primarily from financing an acquisition and an increase in working capital, declined $7.5 million in the second quarter 2006 as a result of the higher earnings and improved cash flow from operations. The average borrowing rate in 2006 is lower than last year due to the prepayment of the high rate subordinated debt late in the fourth quarter 2005.

Results of Operations

			First Half
	Second Quarter Ended		Ended
	June 30,	July 1,	June 30,	July 1,
(Millions, except per share data)	2006	2005	2006	2005

Sales	$187.1	$134.7	$354.8	$265.0
Operating Profit	11.3	7.4	20.1	13.8
Income Before Income Taxes	10.2	5.8	17.9	10.6
Net Income	7.0	5.5	12.2	9.8
Diluted E.P.S.	$0.35	$0.29	$0.62	$0.51

Sales of $187.1 million in the second quarter 2006 were 39% higher than second quarter 2005 sales of $134.7 million while sales of $354.8 million for the first half of 2006 were 34% higher than sales of $265.0 million in the first half of 2005. Sales in the first half of 2006 established a new record high. The sales growth in 2006 was due in part to improved demand from a number of our key markets, including telecommunications and computer, automotive electronics, magnetic and optical data storage, industrial components and oil and gas. New product initiatives and three small acquisitions completed subsequent to the first quarter 2005 also contributed to the sales increase.

International sales were $61.1 million, or 33% of total sales, in the second quarter 2006 compared to $41.5 million, or 31% of sales, in the second quarter 2005. For the first six months of the year, international sales were $118.1 million in 2006 and $83.9 million in 2005, a growth rate of 41%. A significant portion of the international growth came from Asia. Domestic sales grew 35% in the second quarter 2006 and 31% in the first half of 2006 over the respective periods of 2005 despite a significant decline in sales of materials for the James Webb Space Telescope project, which was substantially completed by the end of the second quarter 2005.

Our sales are affected by metal prices, as changes in precious metal prices (including gold, silver, platinum and palladium) and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as changes in the dollar’s value relative to other currencies in which we sell will result in an increase or decrease in the translated value of foreign currency denominated sales. Precious and base metal prices increased significantly in each of the first two quarters of 2006 and on average were higher than the respective periods of 2005. The dollar was stronger on average versus the applicable currencies in the second quarter and the first half of 2006 as compared to the second quarter and first half of 2005. We estimate that the net impact of these two factors accounted for approximately $22.8 million of the increase in sales in the second quarter 2006 over the second quarter 2005 and $30.3 million of the increase in sales in the first half of 2006 over the first half of 2005.

The new sales order entry rate was strong from various markets throughout the second quarter 2006. The order entry rate in the first half of 2006 was significantly higher than the order entry rate in the first half of 2005.

The gross margin was $39.8 million, or 21% of sales, in the second quarter 2006 compared to $29.1 million, or 22% of sales, in the second quarter 2005. For the first six months of the year, the gross margin improved to $74.0 million in 2006, or 21% of sales, from $57.7 million, or 22% of sales, in 2005. While the gross margin rate in the second quarter 2006 was slightly lower than the second quarter 2005 rate, it was higher than the rate for the three preceding quarters and the rate for all of 2005. The improvement in gross margin of $10.7 million in the second quarter 2006 and $16.3 million for the year resulted from the incremental margins earned on the increased sales volumes and other factors partially offset by the impact of higher copper costs and, for the first six months of the year, higher manufacturing overhead costs. Copper costs rose sharply in the second quarter and were higher in the first two quarters of 2006 than in the respective periods of the prior year. While the portion of sales of copper-based products that include a copper price pass through increased during the quarter, we could not pass through approximately $2.4 million of this higher cost in the second quarter 2006 and $2.9 million in the first half of 2006 due to price contracts, pricing practices in the international markets and/or competitive pressures. Manufacturing overhead costs, which were slightly lower in the second quarter 2006 than the second quarter 2005, were $2.4 million higher for the first half of 2006 compared to the first half of 2005, due to the expenses incurred by the three operations acquired by Williams Advanced Materials, Inc. (WAM) partially offset by other savings.

Selling, general and administrative expenses (SG&A) were $27.2 million in the second quarter 2006 versus $18.9 million in the second quarter 2005 while second quarter year-to-date expenses were $51.1 million in 2006 and $37.6 million in 2005. SG&A expenses were 14% of sales in the first half of both years. Expenses incurred by WAM’s three acquisitions accounted for $1.3 million of the increased expenses in the second quarter and $2.8 million of the increased expenses for the first six months of the year. Incentive compensation expense was approximately $3.7 million higher in the second quarter 2006 than in the second quarter 2005 and $4.6 million higher in the first six months of 2006 than in the first six months of 2005 due to our improved profitability. Sales and marketing costs, both domestically and internationally, were higher in order to support the expanded sales volumes and the potential sales growth in future periods. Various administrative expenses incurred at the corporate level, including legal, manpower and certain retirement plans, were $1.4 million higher in the second quarter 2006 and $3.2 million higher in the first half of 2006 than in the comparable periods of the prior year. The currency impact on the translation of the foreign subsidiaries’ expenses was a favorable $0.3 million as a result of the stronger dollar in the first half of 2006.

Included within SG&A expenses were compensation costs of $0.2 million in the second quarter and $0.3 million in the first six months of 2006 associated with outstanding unvested stock options and stock appreciation rights. Effective January 1, 2006, Statement No. 123 (Revised 2004), “Share-Based Payments” requires that all share-based payments be measured at fair value and charged to income over the vesting period. In previous periods, we had adopted the disclosure only provisions of Statement 123. We used the modified prospective implementation method and, as such, the prior period results were not restated. We issued approximately 117,000 stock appreciation rights to certain employees in the second quarter 2006. We estimate that the total compensation expense for the full year 2006 on these stock appreciation rights and previously issued stock options will be $0.6 million; issuance of additional options or stock appreciation rights in subsequent periods would increase compensation expense accordingly. See Note D to the Consolidated Financial Statements for further information on our share-based compensation plans.

Research and development expenses (R&D) were $1.0 million in the second quarter 2006 and $1.3 million in the second quarter 2005. For the first six months of the year, R&D expenses were $2.0 million in 2006 and $2.5 million in 2005. Our R&D efforts remain closely aligned with our marketing and manufacturing operations and are focused on developing new products and improving processes.

Pension costs were $0.9 million higher in the second quarter 2006 than the second quarter 2005 due to the impact of the plan remeasurement in 2005 that resulted from a plan amendment, the impact of the revision to various plan valuation assumptions as of December 31, 2005, the actual performance of the plan and other factors. This increased cost was charged primarily against SG&A expenses in 2006, although a portion of the cost was included in cost of sales and a much smaller portion in R&D expenses.

The major components of other-net expense for the second quarter and first half 2006 and 2005 were as follows:

	Income/(Expense)
			First Half
	Second Quarter Ended		Ended
	June 30,	July 1,	June 30,	July 1,
(Millions)	2006	2005	2006	2005

Exchange gains (losses)	$0.7	$(0.9)	$1.3	$(2.1)
Directors’ deferred compensation	(0.1)	0.4	(0.4)	0.4
Derivative ineffectiveness	0.2	(0.4)	0.4	0.1
Write-off of deferred financing costs	—	—	—	(0.6)
Other items	(1.2)	(0.6)	(2.0)	(1.5)

Total	$(0.4)	$(1.5)	$(0.7)	$(3.7)

The stronger U.S. dollar relative to the strike prices in the hedge contracts that matured during the quarter resulted in exchange gains in the second quarter and first half of 2006 as opposed to exchange losses in the comparable periods of 2005.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movements in the share price of our stock; in the second quarter 2006, the share price increased while in the second quarter 2005, the share price declined. Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. Gains on the swap result from increases in market interest rates while losses are caused by declines in interest rates.

We repaid two term notes totaling $18.6 million in the first quarter 2005 that were originally scheduled to be paid off in installments through 2008. As a result, we wrote-off $0.6 million of associated deferred financing costs in that period.

The increased expense from the other items in 2006 was caused primarily by higher amortization of intangible assets that were part of the recent acquisitions, higher metal financing fees due to the increase in precious metal prices and a slight increase in bad debt expense. Other-net expense also includes cash discounts, gains and losses on the disposal of fixed assets and other non-operating items.

Operating profit was $11.3 million in the second quarter 2006, an improvement of $3.9 million over the $7.4 million profit in the second quarter 2005. For the first half of the year, operating profit improved 45%, to $20.1 million in 2006 from $13.8 million in 2005. This improvement resulted from the margin earned on the higher sales offset in part by the higher material, manufacturing overhead and SG&A costs plus the benefit of lower other-net expenses.

Interest expense was $1.1 million in the second quarter 2006 compared to $1.6 million in the second quarter 2005. Interest expense in the first half of 2006 was $2.3 million, a reduction of $1.0 million from the first half of 2005. While the overall level of outstanding debt was higher in the second quarter and first half of 2006 compared to the respective periods in 2005, the average borrowing rate was significantly lower in 2006 as a result of the repayment of the high rate $30.0 million subordinated debt in the fourth quarter 2005. Additional borrowings were made under the revolving credit agreement in the first quarter 2006 primarily to finance an acquisition. Interest capitalized in association with long-term capital projects was immaterial in the second quarter and first half of both years.

Income before income taxes was $10.2 million in the second quarter 2006 compared to $5.8 million in the second quarter 2005, a $4.4 million, or 76%, improvement. Income before income taxes was $17.9 million in the first half of 2006, having grown 69% from the income before income taxes of $10.6 million in the first half of 2005.

A tax provision of 31.5% was applied against the income before income taxes in the second quarter of 2006 while a tax provision of 31.7% was used in the first half of 2006. The effects of foreign source income and percentage depletion were the major causes for the difference between the effective and statutory rates in both the second quarter and first half of the year. The tax provision of $3.2 million in the second quarter 2006 and $5.7 million in the first half of 2006 was calculated without regard to the domestic deferred tax valuation allowance as a result of our determination in the fourth quarter 2005 that it was more likely than not that an additional $5.9 million of the valuation allowance would be utilized and that amount was reversed to income in that period.

A tax provision was not applied against the income or loss before income taxes in the first quarter or first half of 2005 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with Statement No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the first quarter and first half of 2005. The tax expense in the second quarter and year-to-date periods in 2005 represents taxes related to various state and local jurisdictions, foreign taxes in Japan and Singapore and an expense for the alternative minimum tax liability.

Net income was $7.0 million in the second quarter 2006, an improvement of $1.5 million, or 26%, over the net income of $5.5 million earned in the second quarter 2005. Net income for the first half of 2006 was $12.2 million having grown 24% from the net income of $9.8 million in 2005. The difference in the tax treatment between periods prevented net income in 2006 from growing as fast as income before income taxes. Diluted earnings per share were $0.35 in the second quarter 2006 and $0.29 in the second quarter 2005, while diluted earnings per share for the first half of the year were $0.62 in 2006 and $0.51 in 2005.

We aggregate our businesses into two reportable segments — the Metal Systems Group and the Microelectronics Group. Our parent company and other corporate expenses, as well as the operating results from BEM  Services, Inc., a wholly owned subsidiary, are not part of either segment and remain in the All Other column in the segment disclosures in Note F to the Consolidated Financial Statements. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial oversight, to our other businesses on a cost-plus basis.

The operating loss within All Other was $0.4 million lower in the second quarter 2006 than the second quarter 2005 while the loss for the first six months of 2006 was $1.6 million higher than the first six months of 2005. The change in the operating loss between periods was primarily due to the higher corporate expenses, including stock option and stock appreciation rights, incentive compensation, legal costs and certain retirement benefits, offset in part by increases in the allocation of costs out to the two reporting segments and differences in various net-other items.

Metal Systems Group

			First Half
	Second Quarter Ended		Ended
	June 30,	July 1,	June 30,	July 1,
(Millions)	2006	2005	2006	2005

Sales	$96.7	$78.5	$182.9	$158.0
Operating Profit	$2.6	$3.5	$4.6	$6.1

The Metal Systems Group consists of Alloy Products, Technical Materials, Inc. (TMI), Beryllium Products and Brush Resources Inc. The following chart summarizes sales by business unit within the Metal Systems Group:

			First Half
	Second Quarter Ended		Ended
	June 30,	July 1,	June 30,	July 1,
(Millions)	2006	2005	2006	2005

Alloy Products	$69.0	$51.1	$129.3	$103.7
TMI	18.0	12.5	35.9	25.3
Beryllium Products	9.7	11.7	17.7	25.8
Brush Resources	—	3.2	—	3.2

Total	$96.7	$78.5	$182.9	$158.0

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

Sales by Alloy Products of $69.0 million in the second quarter 2006 were a 35% improvement over sales of $51.1 million in the second quarter 2005 while sales in the first half of 2006 of $129.3 million were 25% higher than sales of $103.7 million in the first half of 2005. Sales of both strip and bulk products grew at double-digit rates in the second quarter and first half of 2006 over the respective periods in 2005.

Total sales volume grew 13% in the second quarter and 11% for the first half of 2006. The volume growth was less than the sales value growth due to the impact of the higher metal prices and a slightly improved product mix. Volumes of strip products grew 8% in the second quarter as shipments of traditional higher beryllium-containing alloy strip and rod and wire product increased while shipments of low beryllium-containing alloy strip products declined. For the first half of the year, strip volumes were up 8%. Bulk product volumes were up 24% in the second quarter and 19% in the first half of the year over the same periods in 2005. Within bulk products, sales of non-beryllium-containing alloys, including Toughmet, grew 37% in the first half of the year.

Demand remained strong from a number of Alloy Products’ key markets, including telecommunications and computer, industrial controls and aerospace in the first two quarters of 2006. Demand from the automotive electronic market has also been strong, although we anticipate this might soften as the year progresses. New product and application development efforts for strip products and non-beryllium-containing bulk products continued in the second quarter 2006 and contributed to the sales increase. The new sales order entry rate for Alloy Products was strong during the first half of 2006.

Over 40% of Alloy Products’ sales growth in the first half of 2006 over the first half of 2005 was in Asia. The Asian growth is largely from the telecommunications and computer market, which is driven in part by the development of applications for handsets. Alloy sales into Europe have also grown in 2006 over 2005 due to improvements in the appliance and telecommunications and computer markets as well as from additional bulk product sales into the oil and gas and aerospace markets.

TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems at our Lincoln, Rhode Island facility. Applications for TMI products include connectors, contacts and semiconductors.

TMI’s sales were $18.0 million in the second quarter 2006, an improvement of 44% over sales of $12.5 million in the second quarter 2005. For the first half of the year, sales grew 42% from $25.3 million in 2005 to $35.9 million in 2006. Growth was seen across each of TMI’s major product lines, with inlay and plated products providing the largest growth. Demand from the automotive and telecommunications and computer markets, TMI’s two largest markets, was strong in the first two quarters of 2006. Sales of disk drive arms for computers, a new application that TMI has been developing, contributed to the higher sales in the first half of 2006 and sales of these products are anticipated to remain solid in the second half of the year. In addition, manufacturing yields on disk drive arms have improved in 2006, which in turn, has improved margins and allowed for more efficient production scheduling and inventory utilization. TMI also continued its application development work on various products for the medical and energy markets, two smaller but growing markets for TMI’s materials. Sales of products into these markets also contributed to the sales growth in the first two quarters of 2006. The new sales order entry rate for TMI products slowed down late in the second quarter 2006, but it remained positive for the first half of the year.

TMI’s international sales increased modestly in the first half of 2006 over the first half of 2005. The international markets, and Asia in particular, offer the largest growth opportunities and TMI is taking steps to improve its overseas presence and to capture additional market share.

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

Sales by Beryllium Products of $9.7 million in the second quarter 2006 declined $2.0 million from sales of $11.7 million in the second quarter 2005. Second quarter year-to-date sales of $17.7 million in 2006 were $8.1 million lower than sales of $25.8 million in 2005. The decline in sales from Beryllium Products was due to the James Webb Space Telescope project. Sales under the initial material supply contract were completed in the second quarter 2005, although minor amounts of additional materials have been sold for this project in subsequent periods. Sales for this project were $2.6 million lower in the second quarter 2006 and $8.6 million lower in the first half of 2006 than the respective periods in 2005. Sales from Beryllium Products’ other product lines grew 9% in the second quarter and 3% for the first half of 2006 over the respective periods in the prior year.

Orders for aerospace and defense, Beryllium’s largest market, began to slow down in the second half of 2005 due to the U.S. government diverting funds away from the projects that utilize our materials, typically missile and aerospace system applications, in order to provide additional support for the current military ground applications. While this slow down continued into 2006, orders and quoting activities have started to strengthen and we believe that defense shipments should show improvements in the second half of the year. Demand for x-ray windows from the medical market and materials for acoustic applications were strong in the second quarter; sales of these materials from the Fremont, California facility offset the softness in the defense market in the second quarter and first half of 2006. Sales in the third and fourth quarter 2006 should also benefit from the first shipments under the $7.0 million material supply contract for beryllium blanks for a European experimental nuclear fusion reactor.

Brush Resources’ milling operations produce beryllium hydroxide from mined bertrandite ore and purchased beryl ore. The hydroxide is used primarily as a raw material input by the other businesses within the Metal Systems Group. Brush Resources did not have any external sales in the first half of 2006. We anticipate that Brush Resources will have sales in the second half of the year and that their sales for the entire year will be slightly less than the annual sales in 2005.

The gross margin on Metal System Group sales was $21.4 million in the second quarter 2006, an improvement of $2.4 million from the gross margin of $19.0 million in the second quarter 2005. For the first half of the year, the gross margin was $39.4 million, or 22% of sales, in 2006 and $38.8 million, or 25% of sales, in 2005.

For both the second quarter and first half of 2006, the majority of the margin benefits from the higher sales volume and various manufacturing performance improvements were offset by the higher copper cost that could not be passed through to customers (as previously discussed), an unfavorable change in product mix and the currency translation effect from the stronger dollar. We implemented programs in the second quarter 2006 designed to allow for the pass-through of the full copper cost on additional portions of our sales, primarily in the international market. The benefits of these programs will be phased in over a number of months. The unfavorable mix effect was caused primarily by the significant decline in the Webb Telescope shipments that carried higher contribution margins; this unfavorable mix was only partially offset by the slight positive mix effect within Alloy Products. Manufacturing yields and efficiencies improved at the Elmore facility, particularly in the second quarter 2006 and at the Lincoln, Rhode Island facility in both quarters of 2006 as compared to the same periods in 2005.

Manufacturing overhead costs within the Metal Systems Group were $1.9 million lower in the second quarter 2006 than the second quarter 2005, offsetting higher expenses of the same amount from the first quarter 2006. Production levels, which were lower in the first quarter 2006 than the first quarter 2005 and resulted in an increase in unabsorbed costs in that period, were higher in the second quarter 2006 than the second quarter 2005. Utility costs, particularly at the Elmore, Ohio facility were also higher in the first quarter 2006 primarily due to the increased cost of natural gas.

The Metal Systems Group’s SG&A, R&D and Other-net expenses were $18.8 million in the second quarter 2006 and $15.5 million in the second quarter 2005. For the first half of the year, these expenses totaled $34.8 million in 2006 and $32.7 million in 2005. While expenses for the first half of the year increased by $2.1 million, as a percent of sales they declined from 21% of sales in 2005 to 19% of sales in 2006. The main cause for the increase in expenses in both the quarter and first half of the year was the higher incentive compensation accruals. Various selling expenses, including manpower costs and commissions, were higher in 2006. The expenses incurred by Brush International Inc.’s four overseas subsidiaries were higher in the second quarter 2006 than the second quarter 2005 in order to support the higher sales level. Charges from the corporate office to the Metal Systems Group, including legal and retirements costs, were higher in the second quarter and first half of 2006 as compared to the respective periods of 2005. Offsetting a portion of these higher expenses was the benefit of foreign currency exchange gains, primarily on matured hedge contracts, in the second quarter and first half of 2006 compared to exchange losses in the same periods of 2005.

Operating profit for the Metal Systems Group was $2.6 million in the second quarter 2006 compared to $3.5 million in the second quarter 2005. The margin benefit from the higher sales was more than offset by the higher base metal costs, an unfavorable product mix and SG&A expenses. Operating profit was $4.6 million in the first half of 2006, down $1.5 million from the first half of 2005.

Microelectronics Group

			First Half
	Second Quarter Ended		Ended
	June 30,	July 1,	June 30,	July 1,
(Millions)	2006	2005	2006	2005

Sales	$90.4	$56.1	$171.9	$107.0
Operating Profit	$9.1	$4.8	$17.9	$8.5

The Microelectronics Group consists of Williams Advanced Materials, Inc. (WAM) and Electronic Products. The following chart summarizes business unit sales within the Microelectronics Group:

			First Half
	Second Quarter Ended		Ended
	June 30,	July 1,	June 30,	July 1,
(Millions)	2006	2005	2006	2005

WAM	$82.9	$49.8	$158.3	$94.0
Electronic Products	7.5	6.3	13.6	13.0

Total	$90.4	$56.1	$171.9	$107.0

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

The cost of the precious metal sold by WAM is passed through to its customers and WAM generates its margin on its fabrication efforts and not on the particular metal sold. In the second quarter and first half of 2006, metal prices, on average, were higher than in the respective periods of 2005, thereby increasing sales without a proportional flow through to margins.

Early in the first quarter 2006, WAM acquired CERAC, incorporated. CERAC provides physical vapor deposition and specialty inorganic materials for the precision optics, semiconductor and other industries. CERAC and the acquisitions of Thin Film Technology, Inc. in the fourth quarter 2005 and OMC Scientific Holdings Limited in the second quarter 2005 have expanded WAM’s capabilities, product offerings and customer base. Beginning in 2006, the OMC technology was also being used at WAM’s Buffalo, New York facility in order to provide benefits to domestic customers. Incremental sales from these three acquisitions were responsible for 25% of the growth in WAM’s sales in the second quarter 2006 over the second quarter 2005 and 26% of the growth in WAM’s sales in the first half of 2006 over the first half of 2005.

In addition to the acquisitions, each of WAM’s key products lines contributed to the sales growth in the second quarter and first half of 2006. Shipments from WAM’s Brewster, New York facility for magnetic thin film head and other applications within the magnetic and optical data storage market continued to grow at high rates in the second quarter and first half of 2006 over the same periods in the prior year. While shipments of materials for magnetic heads remained strong, development efforts designed to penetrate the magnetic media portion of this market contributed to the sales increase as well. Physical vapor deposition target sales for the wireless sector (i.e. cell phones), semiconductors and an application in the medical market also grew in the first half of 2006. A portion of the sales growth in these products was a result of new application development. Sales of lids and related products grew due to strong demand for materials for wireless handset equipment and for photonic applications. Sales of specialty alloys, one of WAM’s smaller product lines, declined in each of the first two quarters of 2006 from the comparable periods in 2005 due to price competition. We anticipate sales of these products to be soft in the second half of 2006.

During 2006, WAM continued to expand its presence in Asia in order to develop and capture market share in that region. A new subsidiary has been established in Japan and a new branch in Korea to market WAM’s products there while another subsidiary in China is in the developmental stage.

Electronic Products includes Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $7.5 million in the second quarter 2006, a $1.2 million improvement from sales of $6.3 million in the second quarter 2005. Sales of these products totaled $13.6 million in the first half of 2006 compared to $13.0 million in the first half of 2005. Sales of beryllia ceramics grew in the second quarter 2006 over the second quarter 2005, primarily due to laser applications, but second quarter year-to-date sales were slightly lower than in 2005 due to softness in certain sectors of the telecommunications and computer market in the first quarter 2006. Sales of circuits also grew in the second quarter 2006 and sales for the first half of 2006 were equal to the first half of last year. Sales of electronic packages primarily to the telecommunications and computer market improved in the second quarter and first half of 2006 over the respective periods in 2005. Sales into the automotive market in both the second quarter and first half of 2006 were slightly lower than the prior year.

The gross margin on Microelectronics Group sales was $18.6 million in the second quarter 2006 compared to $10.5 million in the second quarter 2005, an improvement of $8.1 million. For the first half of the year, the gross margin was $35.6 million in 2006 compared to $19.6 million in 2005; in addition to improving $16.0 million, the margin as a percent of sales improved from 18% in 2005 to 21% in 2006. The higher sales volumes and a slightly favorable product mix, partially due to the acquired operations, generated an estimated $9.5 million of additional margin in the second quarter 2006 and $18.8 million of margin in the first half of 2006. Manufacturing overhead costs also increased by $2.5 million in the second quarter and $4.9 million in the first half of 2006 over the respective periods in the prior year due to the incremental costs incurred by the three acquired operations.

The Microelectronics Group SG&A, R&D and Other-net expenses were $9.5 million in the second quarter 2006, an increase of $3.8 million over the $5.7 million of expense in the second quarter 2005. For the first half of the year, these expenses totaled $17.7 million in 2006 and $11.2 million in 2005. Expenses were 10% of sales in the first half of both 2006 and 2005. The acquired operations accounted for $1.6 million of the increase in expenses in the second quarter and $3.3 million for the first half of 2006 over the previous year. Incentive compensation expense increased $0.6 million in the second quarter and $0.7 million in the first half of 2006 over the respective periods in 2005 due to the higher profitability. Various sales-related expenses and other costs, including manpower, were increased to support the higher volumes and growth potential. Administrative costs grew in 2006 in order to support the expanding operations and the growth of the businesses within the Group, while charges allocated from the corporate offices were higher as well. WAM incurred an additional $0.2 million of costs in the first half of 2006 for its small subsidiaries recently established in Japan and Korea. Metal financing fees were up slightly due to the increase in precious metal prices.

Operating profit from the Microelectronics Group in the second quarter 2006 was $9.1 million, a $4.3 million improvement over the operating profit of $4.8 million in the second quarter 2005. For the first half of the year, operating profit was $17.9 million, or 10% of sales, in 2006 and $8.5 million, or 8% of sales, in 2005.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Quarter Ended
	June 30, 2006	Mar. 31, 2006

Total cases pending	14	13
Total plaintiffs	56	54
Number of claims (plaintiffs) filed during period ended	1(2)	0(0)
Number of claims (plaintiffs) settled during period ended	0(0)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$0
Number of claims (plaintiffs) otherwise dismissed	(0)	0(0)

Settlement payment and dismissal for a single case may not occur in the same period.

Additional beryllium claims may arise. Management believes that it has substantial defenses in these cases and intends to continue to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. We recorded a reserve for beryllium litigation of $2.1 million at June 30, 2006, unchanged from the December 31, 2005 balance. We recorded a receivable for recoveries from our insurance carriers on insured claims of $2.0 million at June 30, 2006 and $2.2 million at December 31, 2005. We reserved an additional $0.4 million at both June 30, 2006 and December 31, 2005 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.

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

While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of June 30, 2006, four purported class actions were pending.

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

Financial Position

Net cash provided from operating activities was $5.1 million in the first half of 2006 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. The cash flow provided by operations in the second quarter 2006 was $11.9 million compared to a use of cash in operations of $6.8 million in the first quarter 2006. Cash balances stood at $12.6 million at the end of the second quarter 2006, an increase of $2.0 million from December 31, 2005.

Accounts receivable increased $17.6 million, or 25%, during the first half of 2006, largely due to the record high sales in 2006. Sales in the second quarter 2006 were 33% higher than sales in the fourth quarter 2005. Receivables also increased $2.3 million in 2006 as a result of the CERAC acquisition. These increases were partially offset by the benefits from a faster average collection time, as the days sales outstanding (DSO), a measure of the average time to collect receivables, improved by slightly more than two days in the first half of 2006. Accounts written off to bad debt expense and adjustments to the bad debt allowance totaled $0.4 million in the first half of 2006.

Inventories increased by $27.8 million, or 27%, during the first half of 2006 in part to support the higher sales level. The acquisition of CERAC accounted for $4.8 million of this increase. Despite the increase in inventory levels, the inventory turnover ratio, a measure of how quickly inventory is sold on average, remained unchanged from the end of last year. Inventories within both reporting segments increased during 2006. The inventories within the Microelectronics Group increased approximately 60% on a first-in, first-out (FIFO) basis during the first half of 2006. In addition to the impact of the CERAC acquisition, inventories increased at the Brewster, New York facility in response to and in support of the significant growth in sales from that facility. Within the Metal Systems Group, the FIFO inventory value increased 18% due in large part to the higher production levels within the Alloy Products manufacturing facilities in order to support the higher sales. Alloy Products pounds in inventory increased 11% during the first half of 2006. TMI’s inventories were up slightly while inventories supporting the Beryllium Products sales declined from the prior year end.

The higher cost of precious and base metal prices contributed to the increase in the value of the inventory within both the Metal Systems Group and Microelectronic Group on a FIFO basis during the first half of 2006. However, the price impact on the net inventory value of $131.9 million was largely offset by the use of the last-in, first-out (LIFO) valuation method. The LIFO reserve increased $12.2 million in the first half of 2006 mainly as an offset to the higher metal costs in the FIFO inventory value and the higher prices had a more minor impact on the net inventory value. (See Note B to the Consolidated Financial Statements). The LIFO method results in the more recent costs being charged to cost of sales in the current period; the higher copper and other material costs incurred in 2006 therefore were charged to cost of sales and not into inventory, resulting in a better matching of the revenues and costs.

We anticipate that in future periods the percentage of our copper-based sales without the copper cost pass-through will be reduced. As a result, in the second quarter 2006 we terminated a portion of our outstanding copper derivative contracts that were initially designated as hedges of our copper price exposure and scheduled to mature in future periods. While the contracts were terminated at a gain of $2.3 million, in accordance with accounting guidelines, the cash received from the financial institutions was credited against the fair value of the derivatives and the gain was deferred into other comprehensive income, a component of shareholders’ equity. The $2.3 million will subsequently be relieved from other comprehensive income and credited to cost of sales on the consolidated income statement in accordance with the original maturity dates of the derivative contracts and matching the timing of when the underlying designated hedged transactions will be charged against cost of sales beginning in the fourth quarter 2006 and continuing through the second quarter 2008.

Prepaid expenses included $5.8 million for the fair value of outstanding derivative financial instruments as of the end of the second quarter 2006, an increase of $2.4 million from December 31, 2005. The fair value of various outstanding derivative contracts increased due to favorable movements in the market rates compared to the rates in the contracts. Changes in the values of other prepaid expenses resulted from the timing of payments and other operational issues.

Capital expenditures for property, plant and equipment and mine development activities totaled $6.0 million in the first half of 2006 as capital spending remained well below the level of depreciation. The Metal Systems Group accounted for approximately 44% of the spending in the current quarter, the majority of which was for a variety of manufacturing improvement and infrastructure projects at the Elmore, Ohio and Lincoln, Rhode Island facilities. Within the Microelectronics Group, the majority of the spending was at the various WAM facilities to support the growth in that business with a small portion of the spending coming from the Zentrix plant in Newburyport, Massachusetts for a project that will expand our capabilities in plastic ring technology.

In addition to the capital expenditure total noted above, WAM acquired the stock of CERAC, incorporated in the first quarter 2006 for $26.2 million in cash, including advisor fees. Included in the $26.2 million purchase price was $3.8 million placed in escrow pending final determination of the value of various assets and liabilities assumed as stipulated in the purchase agreement. Goodwill assigned to the transaction totaled $2.7 million, which may be adjusted in future periods subject to finalization of appraisals and other valuation studies.

In the fourth quarter 2005, Brush Wellman Inc. received a $9.0 million award under the U.S. Department of Defense’s (DOD) Defense Production Act, Title III Program for the design of a new facility for the production of primary beryllium, the feedstock material used to manufacture beryllium metal products. It is anticipated that this phase of the project will take two years to complete. Through the second quarter 2006, we had invoiced the DOD $1.9 million for reimbursement of costs incurred under this contract, including the development of a business plan and preliminary facility design work. The incurred costs are not included in the $6.0 million capital expenditure total since we are being reimbursed by the DOD. The total cost of the facility will be determined by the design phase and is expected to range between $40 and $60 million. The construction and start-up of the facility, which we will own, is anticipated to take an additional two to three years and will require additional Title III approval. A portion of the total cost will be borne by us. Since 2000, all of our metallic beryllium requirements have been supplied from materials purchased from the National Defense Stockpile and international vendors. Successful completion of this project will allow for the creation of the only domestic facility capable of producing primary beryllium.

Other liabilities and accrued items of $45.2 million at the end of the second quarter 2006 were $6.7 million higher than the balance at the beginning of the year, primarily due to the increase in incentive compensation accruals. Miscellaneous accruals for fringe benefits, taxes other than income taxes and other items increased during the quarter partially due to the increased activity levels. Utility accruals declined due to seasonal differences.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.2 million as of June 30, 2006 compared to $0.3 million as of December 31, 2005. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done is certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $7.8 million as of the end of the second quarter 2006, a decline of $0.4 million from the prior year end. This decline was due to changes in the fair value of the long-term portion of a derivative financial instrument (an interest rate swap) as a result of movements in the market rates and quarterly payments against the swap.

The retirement and post-employment obligation balance was $68.0 million as of June 30, 2006 compared to $65.3 million at December 31, 2005. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The liability increased during the quarter as a result of the plans’ expenses less payments made under the retiree medical and other retirement plans. We did not make any contributions to the domestic defined benefit pension plan during the first half of 2006, but we anticipate making payments totaling approximately $1.9 million in the second half of the year, and that amount is recorded in other liabilities and accrued items on the Consolidated Balance Sheets. See Note C to the Consolidated Financial Statements for additional details on the expense for various retirement plans for the second quarter and first half of 2006 and 2005.

Total debt of $79.3 million at the end of the second quarter 2006 was $22.1 million higher than at December 31, 2005. The main cause for the increase in debt was the purchase of CERAC in the first quarter 2006. Debt also increased in the first quarter 2006 in order to finance the growth in working capital. Debt subsequently declined during the second quarter 2006 as a result of improved cash flow and the proceeds from the exercise of employee stock options. As of June 30, 2006, short-term debt totaled $24.8 million and included foreign currency denominated loans, a gold denominated loan and short-term borrowings under the revolving credit agreement. The current portion of long-term debt totaled $0.6 million as of June 30, 2006 while long-term debt was $53.9 million, an increase of $21.0 million since the end of 2005. We were in compliance with all of our debt covenants as of the end of the second quarter 2006.

We received $7.0 million for the exercise of approximately 491,000 options to purchase shares of our common stock during the first half 2006, the majority of which was in the second quarter 2006. The number of options exercised increased in the second quarter 2006 due to the increase in the market price of our common stock during the period.

Total shareholders’ equity was $237.6 million at the end of the second quarter 2006 compared to $211.5 million at the beginning of the year. This $26.1 million increase was due primarily to comprehensive income of $18.5 million (see Note E to the Consolidated Financial Statements) and the exercise of options.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $8.9 million during the first half 2006. The quantity of metal on hand declined during this period but the total value was higher due to an increase in metal prices.

There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of June 30, 2006 from the year-end 2005 totals as disclosed on page 25 of our annual report to shareholders for the period ended December 31, 2005 (filed as Exhibit 13 to our Annual Report on Form 10-K for the period ended December 31, 2005).

Net cash used in operations was $9.3 million in the first half of 2005 due to increases in working capital items, including accounts receivable and inventory, the payment of the employee incentive compensation for the prior year and a $5.0 million contribution to the domestic defined benefit plan. The use of cash occurred in the first quarter 2005 as operations in the second quarter 2005 generated cash. Receivables grew $8.7 million due to the higher sales volume in the quarter and a slower DSO. Inventories increased $6.4 million, or 7%, in the first half of 2005, although the inventory turnover period improved. The majority of the inventory increase was in the Metal Systems Group. Capital expenditures were $4.9 million in the first half of 2005, as the spending level remained below the level of depreciation. Unearned revenue was zero as of the end of the second quarter 2005 compared to $7.8 million at the end of the previous year. The decline resulted from completion of the shipments under the initial James Webb Space Telescope contract during the second quarter 2005. Debt totaled $53.1 million at the end of the second quarter 2005, a decrease of $19.4 million during that period. During the first half of 2005, we repaid two term notes totaling $18.6 million with excess cash. We retained the ability to re-borrow these funds under the revolving credit agreement. We received $0.4 million for the exercise of employee stock options during the first half of 2005. The cash balance stood at $11.2 million at the end of the second quarter 2005, a decrease of $38.4 million since the beginning of the period as a result of the working capital changes, the capital expenditures and the debt reduction.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, small acquisitions and environmental remediation projects. In addition to the $12.6 million of cash on hand, we had approximately $56.0 million of available borrowing capacity under the existing lines of credit as of June 30, 2006.

Critical Accounting Policies

Deferred Taxes:  A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our operating losses in 2001 and 2002. The valuation allowance was adjusted in subsequent periods through the third quarter 2005 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter 2005, in addition to reversing amounts from the valuation allowance to offset the current period expense, we determined that it was more likely than not that we would utilize an additional $5.9 million of our deferred tax assets and we reversed that amount of the valuation allowance against tax expense in that period. Therefore, beginning in the first quarter 2006, we are recording a tax expense based upon our estimated effective tax rate for all jurisdictions and without regard to the domestic valuation allowance. In the fourth quarter 2006, or earlier should a realization event occur, we will re-evaluate the deferred tax asset once again to determine if it is more likely than not that any additional portion or all of the asset will be realized. If so, the valuation allowance will be reduced and income taxes credited at that time. A reduction in the valuation allowance in the fourth quarter may result if the earnings trend from the first half of the year were to continue into the second half of the year.

For additional information regarding this and other critical accounting policies, please refer to pages 26 to 28 of our annual report to shareholders for the period ended December 31, 2005.

Market Risk Disclosures

For additional information regarding market risks, please refer to pages 28 and 29 of our annual report to shareholders for the period ended December 31, 2005.

Outlook

As noted, our sales have grown in 2006 as a result of improved demand from a number of the key markets that we serve, including telecommunications and computer and magnetic and optical data storage. This strong over-all demand has continued early into the third quarter 2006, although we are observing some softening in portions of certain markets and we are cautious about the near term outlook for the automotive market. Our new product and application development efforts also contributed to the sales increase in 2006 and we anticipate that these efforts will continue to have a positive impact on sales in the coming quarters. We also anticipate that defense orders and sales will start to increase, particularly in the fourth quarter. In addition, shipments under the $7.0 million material supply contract for the fusion reactor are scheduled to begin in the second half of 2006.

Copper prices remain high and quite volatile. As noted previously, in the second quarter 2006, we implemented programs designed to allow for an increase in the portion of our copper-based sales that carry the full metal cost pass-through. While we believe we can be successful in this effort, as of early in the third quarter we do not know what portion of our customers will accept this change and the resulting impact on sales and margins will be.

The sales order entry rate was strong once again in the second quarter. However, it is not unusual for our sales to soften in the third quarter due to customer summer slowdowns, including in Europe, the changeover to the new model year in the automotive market and other factors.

We will continue our efforts to grow margins through improved manufacturing efficiencies using Lean Sigma techniques and other programs. We will also continue our cost control efforts, although expenses will be higher than last year as a result of our investment in sales and market development throughout the world and other factors. Based upon the above and other factors, we are estimating for the third quarter 2006 sales will be in the range of $170.0 to $180.0 million and diluted earnings per share will be in the range of $0.23 to $0.28.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, magnetic and optical data storage, aerospace and defense, automotive electronics, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2006;

•	Our success in developing and introducing new products and applications;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	Our success in integrating newly acquired businesses;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risks, please refer to pages 28 and 29 of the Company’s annual report to shareholders for the period ended December 31, 2005.

Item 4.  Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of June 30, 2006, our subsidiary, Brush Wellman Inc., was a defendant in 14 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the second quarter of 2006, the number of beryllium cases increased from 13 (involving 54 plaintiffs) as of March 31, 2006 to 14 cases (involving 56 plaintiffs) as of June 30, 2006. During the second quarter, one third-party case (involving two plaintiffs) was filed. No cases were settled or dismissed during the quarter.

The 14 pending beryllium cases as of June 30, 2006 fall into two categories: Ten cases involving third-party individual plaintiffs, with 14 individuals (and seven spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns and Ms. Watkins are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants, dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test. On March 10, 2006, the Court entered an order construing Defendants’ Motion to Enforce the March 29, 2005 Order as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, the plaintiffs have filed an appeal, and the case is now in the U.S. Court of Appeals for the Eleventh Circuit, case number 06-12243-D.

The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs filed an appeal. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs did not appeal. On April 7, 2006, the U.S. Court of Appeals for the Fifth Circuit, in case number 05-60157, certified the question regarding whether Mississippi has a medical monitoring cause of action to the Mississippi Supreme Court.

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

The Annual Shareholders’ Meeting of Brush Engineered Materials Inc. was held on May 2, 2006. Four matters were presented to a vote of the shareholders.

The first matter was the election of Directors. Three directors were elected to serve for a term of three years by the following vote:

	Shares Voted	Shares Voted	Shares Voted	Shares
	“For”	“Against”	“Abstaining”	“Non-Voted”

Richard J. Hipple	15,351,584	-0-	1,949,028	-0-
William B. Lawrence	15,463,325	-0-	1,837,387	-0-
William P. Madar	15,286,860	-0-	2,013,852	-0-

The following directors continued their term of office after the meeting: Albert C. Bersticker, Joseph P. Keithley, William G. Pryor, N. Mohan Reddy, William R. Robertson and John Sherwin, Jr.

The second matter was a vote to approve the 2006 Stock Incentive Plan (the “Plan”). The tabulation of the votes for the Plan, which was approved, is as follows:

For	10,662,833
Against	2,798,831
Abstain	43,123
Broker Non-votes	3,795,924

The third matter was a vote to approve the 2006 Non-employee Directors’ Equity Plan (the “Directors’ Plan”). The tabulation of the votes for the Directors’ Plan, which was approved, is as follows:

For	10,612,498
Against	2,844,964
Abstain	47,325
Broker Non-votes	3,795,924

The fourth matter was a vote to ratify and approve the appointment of Ernst & Young LLP as Brush Engineered Materials’ auditors for the fiscal year ending December 31, 2006. The tabulation of votes for the appointment, which was ratified and approved, is as follows:

For	17,194,181
Against	84,622
Abstain	21,907
Broker Non-votes	1

Item 6.	Exhibits

10.1	Brush Engineered Materials Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
10.2	Form of Performance Restricted Shares and Performance Shares Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
10.3	Form of Appreciation Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
10.4	Form of Severance Agreement for Executive Officers (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
10.5	Form of Severance Agreement for Key Employees (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
10.6	Brush Engineered Materials Inc. 2006 Non-employee Director Equity Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.
Dated: August 9, 2006
/s/ John D. Grampa
John D. Grampa
Vice President Finance
and Chief Financial Officer