Form 10-Q
period 2006-09-29
BRUSH ENGINEERED MATERIALS INC
filed 2006-11-02
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

As of October 27, 2006 there were 20,133,624 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.  Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended September 29, 2006 are as follows:

Consolidated Statements of Income — Third quarter and nine months ended September 29, 2006 and September 30, 2005

Consolidated Balance Sheets — September 29, 2006 and December 31, 2005

Consolidated Statements of Cash Flows — Nine months ended September 29, 2006 and September 30, 2005

Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(Dollars in thousands except share and per share amounts)	2006	2005	2006	2005

Net sales	$200,426	$135,614	$555,227	$400,637
Cost of sales	160,715	109,674	441,554	317,014

Gross margin	39,711	25,940	113,673	83,623
Selling, general and administrative expense	26,848	19,219	77,951	56,853
Research and development expense	971	1,137	3,006	3,673
Other-net	1,258	(219)	1,960	3,444

Operating profit	10,634	5,803	30,756	19,653
Interest expense	983	1,575	3,250	4,843

Income before income taxes	9,651	4,228	27,506	14,810
Income taxes	2,564	320	8,224	1,085

Net income	$7,087	$3,908	$19,282	$13,725

Per share of common stock: basic	$0.36	$0.20	$0.99	$0.71
Weighted average number of common shares outstanding	19,784,000	19,227,000	19,547,000	19,216,000
Per share of common stock: diluted	$0.35	$0.20	$0.96	$0.71
Weighted average number of common shares outstanding	20,111,000	19,372,000	19,998,000	19,372,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Sept. 29,	Dec. 31,
(Dollars in thousands)	2006	2005

Assets
Current assets
Cash and cash equivalents	$11,818	$10,642
Accounts receivable	104,390	69,938
Inventories	143,793	104,060
Prepaid expenses	15,041	14,417
Deferred income taxes	1,143	1,118

Total current assets	276,185	200,175
Other assets	17,869	8,252
Related-party notes receivable	98	358
Long-term deferred income taxes	—	4,109
Property, plant and equipment	558,424	540,420
Less allowances for depreciation, depletion and impairment	381,426	363,358

	176,998	177,062
Goodwill	15,390	12,746

	$486,540	$402,702

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$31,598	$23,634
Current portion of long-term debt	632	636
Accounts payable	29,920	20,872
Other liabilities and accrued items	50,600	38,522
Unearned revenue	444	254
Income taxes	1,186	726

Total current liabilities	114,380	84,644
Other long-term liabilities	7,541	8,202
Retirement and post-employment benefits	66,732	65,290
Deferred income taxes	2,995	172
Long-term debt	48,282	32,916
Shareholders’ equity	246,610	211,478

	$486,540	$402,702

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sept. 29,	Sept. 30,
(Dollars in thousands)	2006	2005

Net income	$19,282	$13,725
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	17,668	16,042
Amortization of deferred financing costs in interest expense	440	874
Derivative financial instrument ineffectiveness	(163)	(487)
Stock-based compensation expense	451	—
Decrease (increase) in accounts receivable	(30,951)	(8,552)
Decrease (increase) in inventory	(33,966)	(5,906)
Decrease (increase) in prepaid and other current assets	(896)	(185)
Decrease (increase) in deferred income taxes	6,075	—
Increase (decrease) in accounts payable and accrued expenses	14,212	(9,094)
Increase (decrease) in unearned revenue	190	(7,789)
Increase (decrease) in interest and taxes payable	1,198	(734)
Increase (decrease) in other long-term liabilities	3,013	1,870
Other — net	7,872	1,791

Net cash provided from operating activities	4,425	1,555
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(9,659)	(9,083)
Payments for mine development	(72)	—
Purchase of equipment previously held under operating lease	—	(448)
Payments for purchase of business net of cash received	(25,694)	(3,982)
Proceeds from sale of property, plant and equipment	—	45
Other investments — net	33	(48)

Net cash used in investing activities	(35,392)	(13,516)
Cash flows from financing activities:
Proceeds from issuance / (repayment) of short-term debt	7,619	5,355
Proceeds from issuance of long-term debt	26,000	—
Repayment of long-term debt	(10,633)	(19,205)
Issuance of common stock under stock option plans	9,441	367

Net cash provided from (used in) financing activities	32,427	(13,483)
Effects of exchange rate changes	(284)	(1,046)

Net change in cash and cash equivalents	1,176	(26,490)
Cash and cash equivalents at beginning of period	10,642	49,643

Cash and cash equivalents at end of period	$11,818	$23,153

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 29, 2006 and December 31, 2005 and the results of operations for the third quarter and nine months ended September 29, 2006 and September 30, 2005. All of the adjustments were of a normal and recurring nature.

Note B — Inventories

	Sept. 29,	Dec. 31,
(Dollars in thousands)	2006	2005

Principally average cost:
Raw materials and supplies	$29,338	$24,050
Work in process	119,585	88,480
Finished goods	52,342	30,553

Gross inventories	201,265	143,083
Excess of average cost over LIFO inventory value	57,472	39,023

Net inventories	$143,793	$104,060

Note C — Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Third Quarter		Third Quarter
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$1,253	$1,187	$74	$75
Interest cost	1,742	1,616	476	560
Expected return on plan assets	(2,078)	(2,189)	—	—
Amortization of prior service cost	(178)	(169)	(9)	(21)
Amortization of net loss	517	321	—	—

Net periodic benefit cost	$1,256	$766	$541	$614

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$3,760	$3,561	$222	$225
Interest cost	5,227	4,847	1,427	1,682
Expected return on plan assets	(6,235)	(6,566)	—	—
Amortization of prior service cost	(534)	(506)	(27)	(64)
Amortization of net loss	1,550	963	—	—

Net periodic benefit cost	$3,768	$2,299	$1,622	$1,843

The Company amended its domestic defined benefit pension plan effective in the second quarter 2005. The amendment revised the pension benefit payout formula for the majority of the plan participants and various other aspects of the plan as well. The amendment was deemed to be a significant event and therefore the plan assets, liabilities and net periodic cost were remeasured in accordance with Statement No. 87, “Employers’ Accounting for

Pensions”. As part of the remeasurement process, management reviewed the key valuation assumptions and made adjustments as warranted. As a result of the remeasurement, a charge of $11.1 million was recorded against other comprehensive income, a component of shareholders’ equity, with the offset credited against the minimum pension liability and the prior service cost asset.

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

Effective January 1, 2006, the Company adopted Statement No. 123 (Revised), “Share-Based Payments”, hereinafter referred to as Statement 123(R), that revises Statement No. 123 and supercedes APB No. 25. The revised statement requires compensation cost for all share-based payments, including employee stock options, to be measured at fair value and charged against income. Compensation cost is determined at the date of the award through the use of a pricing model and charged against income over the vesting period for each award. The Company adopted this statement using the modified prospective method and, as such, the prior period results do not reflect any restated amounts. The Company recorded compensation cost on the outstanding employee stock options of $0.1 million in the third quarter 2006 and $0.3 million in the first nine months of 2006. The expense was recorded within selling, general and administrative expense on the consolidated statement of income. Operating profit and income before income taxes were reduced by this same amount accordingly. Earnings per share was reduced by an immaterial amount in the third quarter 2006 and by $0.01 in the first nine months of 2006 as a result of recording compensation expense on the unvested stock options. There were no options issued during 2006 and the recorded expense was associated with the outstanding unvested options issued in previous periods.

Compensation cost for stock options is recorded on a straight-line basis over the remaining vesting period of the options. The remaining unvested value to be expensed on the outstanding options totaled $0.1 million as of September 29, 2006 and is expected to be expensed during 2006.

The following table presents the pro forma effect on net income and earnings per share for the third quarter and first nine months of 2005 had compensation cost for the Company’s stock plans been determined consistent with Statement No. 123(R).

	Third Quarter	Nine Months
	Ended	Ended
(Dollars in thousands except per share amounts)	Sept. 30, 2005	Sept. 30, 2005

Net income, as reported	$3,908	$13,725
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	260	1,411

Pro forma net income	$3,648	$12,314

Basic earnings per share, as reported	$0.20	$0.71
Diluted earnings per share, as reported	0.20	0.71
Basic earnings per share, pro forma	0.19	0.64
Diluted earnings per share, pro forma	0.19	0.64

The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for options issued:

	Third Quarter	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005

Risk free interest rates	4.66%	4.66%
Dividend yield	0%	0%
Volatility	42.0%	42.0%
Expected lives (in years)	6	6

The following table summarizes the Company’s stock option activity during the first nine months of 2006.

		Weighted-Ave		Weighted-Ave
	Number of	Exercise Price	Aggregate	Remaining
In thousands, except per share data	Options	Per Share	Intrinsic Value	Term

Outstanding at December 31, 2005	1,508	$16.24
Granted	—	—
Exercised	(642)	10.84
Expired	(3)	16.01

Outstanding at September 29, 2006	863	17.38	$6,700	5.5 Years
Vested and expected to vest as of Sept. 29, 2006	842	17.30	$6,637	5.5 Years
Exercisable at September 29, 2006	804	17.71	$5,989	5.4 Years

Cash received from the exercise of stock options totaled $9.4 million in the first nine months of 2006 and $0.4 million in the first nine months of 2005. The intrinsic value of the options exercised in the first half of 2006 was $6.0 million.

Restricted Stock

The Company may grant restricted stock to employees and non-employee directors of the Company. These shares must be held and not disposed for a designated period of time as defined at the date of the grant and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the restricted shares is determined on the date of the grant and is amortized over the restriction period. The restriction period typically ranges from one to three years.

The restricted stock expense was $0.1 million in the third quarter 2006 and an immaterial amount in the third quarter 2005. For the first nine months of the year, the restricted stock expense was $0.2 million in 2006 and

$0.1 million in 2005. The unamortized compensation cost on the outstanding restricted stock was $0.7 million as of September 29, 2006 and is expected to be amortized over a weighted average period of 18 months.

The following table summarizes the restricted stock activity during the first nine months of 2006:

		Weighted-Average
	Number	Grant Date
(Thousands)	of Shares	Fair value

Outstanding at December 31, 2005	13	$17.28
Granted	35	$23.81
Vested	—	$—
Forfeited	—	$—

Outstanding at September 29, 2006	48	$22.00

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

Under the 2006 to 2008 long-term incentive plan, awards will be settled in shares of the Company’s common stock. Compensation expense is based upon the current performance projections for the three-year period, the percentage of requisite service rendered and the fair market value of the Company’s common stock on the date of the grant. The offset to the compensation expense is recorded within shareholders’ equity. Should the actual performance exceed the targeted performance level as stated in the plan, additional awards will be paid in cash based upon share price of the Company’s common stock at the end of the performance period. This offset to this portion of the expense is recorded as a liability. The Company recorded compensation expense on this plan of $0.5 million in the third quarter 2006 and $0.9 million in the first nine months of the year, with $0.5 million recorded in shareholders’ equity and $0.4 million recorded as a liability.

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

The following table summarizes the stock activity for the directors’ deferred compensation plan during the first nine months of 2006.

		Weighted-Average
	Number	Grant Date
(Thousands)	of Shares	Fair value

Outstanding at December 31, 2005	90	$17.39
Granted	7	$21.15
Distributions	—	$—

Outstanding at September 29, 2006	97	$17.66

The expense on the directors’ deferred compensation plan was $0.3 million in the third quarter 2006 and $0.7 million in the first nine months of 2006. In 2005, the company recorded an expense of $0.1 million in the third quarter and income of $0.2 million in the first nine months of the year.

Stock-Appreciation Rights

The Company may grant stock-appreciation rights (SARS) to certain employees and non-employee directors. Upon exercise of vested SARS, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the company’s common stock at the time of the exercise and the strike price established in the SARS agreement) divided by the market price multiplied by the number of SARS exercised. The strike price of the SARS is equal to or greater than the market value of the company’s common shares on the day of the grant. The number of SARS available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARS are established in the SARS agreement at the time of the grant. The exercise of the SARS is satisfied by the issuance of treasury shares.

In the second quarter 2006, the Company issued approximately 117,000 SARS at a strike price of $24.03 per share. The SARS vest three years from the date of grant and expire in ten years. There were no forfeitures of SARS during 2006 and all of the SARS granted were still outstanding as of September 29, 2006.

The fair value of the SARS will be amortized to compensation cost on a straight line basis over the three year vesting period. Compensation cost of $0.1 million on the SARS was recorded in third quarter 2006 and $0.2 million for the first nine months of 2006. The compensation cost for the SARS is included in selling, general and adminstrative expenses. The unamortized compensation cost balance was $1.2 million as of September 29, 2006.

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

Note E — Comprehensive Income

The reconciliation between net income and comprehensive income for the third quarter and nine months ended September 29, 2006 and September 30, 2005 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$7,087	$3,908	$19,282	$13,725
Cumulative translation adjustment	(14)	(446)	476	(1,443)
Change in the fair value of derivative financial instruments	(1,034)	1,123	4,732	6,772
Minimum pension liability	—	—	—	(11,138)

Comprehensive income	$6,039	$4,585	$24,490	$7,916

The $11.1 million charge to comprehensive income in 2005 for the minimum pension liability resulted from the remeasurement of the domestic defined benefit pension plan as described in Note C to the Consolidated Financial Statements.

Note F — Segment Reporting

	Metal	Micro-	Total	All
(Dollars in thousands)	Systems	Electronics	Segments	Other	Total

Third Quarter 2006
Revenues from external customers	$100,647	$99,779	$200,426	$—	$200,426
Intersegment revenues	1,586	619	2,205	—	2,205
Operating profit (loss)	5,420	6,247	11,667	(1,033)	10,634

Third Quarter 2005
Revenues from external customers	$73,762	$61,852	$135,614	$—	$135,614
Intersegment revenues	832	429	1,261	—	1,261
Operating profit (loss)	240	5,675	5,915	(112)	5,803

First Nine Months 2006
Revenues from external customers	$283,540	$271,687	$555,227	$—	$555,227
Intersegment revenues	3,626	1,987	5,613	—	5,613
Operating profit (loss)	10,020	24,134	34,154	(3,398)	30,756
Assets	346,904	172,910	519,814	(33,274)	486,540

First Nine Months 2005
Revenues from external customers	$231,746	$168,891	$400,637	$—	$400,637
Intersegment revenues	2,053	1,202	3,255	—	3,255
Operating profit (loss)	6,348	14,137	20,485	(832)	19,653
Assets	299,536	89,242	388,778	5,326	394,104

The “All Other” assets were a net credit balance as of September 29, 2006 as a result of the LIFO reserve being larger than the debit balances of the other items. The $38.6 million change in the assets within “All Other” from the third quarter 2005 to the third quarter 2006 resulted from a change in the LIFO reserve of $23.9 million, a reduction in cash of $11.3 million and changes in property, plant and equipment and other accounts.

Note G — Contingencies

In the third quarter 2006, the Court of Common Pleas in Ottawa County, Ohio issued a summary judgment in the Company’s favor and awarded the Company damages of $7.8 million to be paid by the Company’s former insurance providers. The Company had filed the lawsuit against its former insurers in attempts to resolve a dispute over how insurance coverage should be applied to incurred legal defense costs and indemnity payments. The Court ruling agreed with the Company’s position. The damages, which were stipulated to by the defendants, represent costs previously paid by the Company over a number of years that were not reimbursed by the insurance providers. The damages also include accrued interest on those costs. The Company at this time believes that the defendants will appeal this ruling and therefore all or a portion of the $7.8 million may not be realized by the Company. Given the uncertainty surrounding the timing and outcome of the appeal process and the possibility for a portion or all of the award to be reversed, the Company has not recorded the impact of the award in its Consolidated Financial Statements as of September 29, 2006.

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $2.1 million as of both September 29, 2006 and December 31, 2005. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. Settlement payments during the first nine months of 2006 were immaterial. Portions of the outstanding claims are covered by varying levels of insurance.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of September 29, 2006. WAM believes it has strong defense applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.9 million as of September 29, 2006, unchanged from December 31, 2005. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note H — Income Taxes

The estimated annual effective tax rate for 2006 was reduced from 31.7% of income before income taxes as of the end of the second quarter 2006 to 29.9% of income before income taxes as of the end of the third quarter 2006. This reduction in the effective rate was caused by revisions to the projected impact on the rate from foreign source income, percentage depletion and other factors calculated in the third quarter 2006 based upon a combination of year-to-date actual and updated estimated activity levels for the balance of the year. The lower rate reduced the tax expense that had been recorded through the second quarter 2006 by $0.3 million with the reduction being recorded in the third quarter 2006. Net income in the third quarter was therefore increased by this same amount and earnings per share was increased by $0.02.

A deferred tax asset valuation allowance was recorded in 2003 and previous periods in accordance with Statement No. 109, “Accounting for Income Taxes” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. In 2004 and 2005, the valuation allowance was reduced offsetting a portion of the net tax expense in those periods. In the fourth quarter 2005, the Company determined that it was more likely than not that additional portions of the deferred tax asset would be utilized and an additional portion of the valuation allowance was reversed to income in that period. As a result, the tax expense in the third quarter and first nine months of 2006 was recorded without regard to the domestic deferred tax valuation allowance.

The tax expense of $0.3 million in the third quarter 2005 and $1.1 million in the first nine months of 2005 was net of the reversal of a portion of the valuation allowance that offset the domestic federal and various foreign taxes.

The expense in each period represents taxes related to various state and local jurisdictions, foreign taxes in Japan and Singapore and the alternative minimum tax liability.

Note I — New Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The statement requires an entity to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status of a plan in comprehensive income (a component of shareholders’ equity) in the year in which the changes occur. The statement also expands the disclosure requirements associated with defined benefit postretirement plans. The statement does not change the calculation of the net periodic benefit cost to be included in net income. The statement is effective for fiscal years ending after December 15, 2006, except for the provision that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year which is effective for fiscal years ending after December 15, 2008. The Company has not yet determined the impact that adoption of this statement will have on its Consolidated Financial Statements.

The FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” in July 2006. FIN No. 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 is effective for fiscal years beginning after December 31, 2006. The Company will adopt the interpretation as required and is currently evaluating the impact of the interpretation on its Consolidated Financial Statements.

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

The FASB issued Statement No. 151, “Inventory Costs”, in November 2004, which amends Accounting Research Bulletin (ARB) No. 43. The statement requires idle facility expense, excessive spoilage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of “so abnormal”. The Statement also requires that manufacturing overhead costs be absorbed into inventory based upon a normal production range. he Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have a material impact on the Company’s results of operations or financial condition.

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

Sales in the third quarter 2006 of $200.4 million established a new record high for the third consecutive quarter. Third quarter 2006 sales grew $64.8 million over the third quarter 2005, as sales have now grown for fifteen consecutive quarters over the comparable quarter in the prior year. The sales growth resulted from a combination of improved demand across our key markets, new product development, recent acquisitions and higher metal prices. Sales for the first nine months of the year of $555.2 million improved $154.6 million over the first nine months of 2005.

The gross margin increased by $13.8 million in the third quarter 2006 over the third quarter 2005 on the strength of the higher sales. We increased the percentage of our copper-based sales subject to a cost pass through, which helped to mitigate the negative impact of the higher copper costs on margins during the third quarter. Margins were also negatively affected by production activities and other factors. Selling, general and administrative expenses in the third quarter 2006 continued to run above last year’s level due to the expenses incurred by our recent acquisitions, market development activities, higher incentive accruals, increased corporate costs and other factors.

We generated an operating profit of $10.6 million in the third quarter 2006, which was a $4.8 million improvement over the third quarter 2005. Diluted earnings per share were $0.35 in the third quarter 2006 and $0.96 for the first nine months of the year. The 2006 earnings include the impact of an effective tax rate of 29.9%. In 2005, earnings per share were $0.20 in the third quarter and $0.71 in the first nine months when the tax provision for federal and certain foreign taxes was offset by the reversal of a deferred tax valuation allowance.

The working capital investment in accounts receivable and inventory increased in the third quarter and first nine months of 2006 in large part to support the higher level of sales. Total debt has increased $23.3 million during 2006. However, after financing a $26.2 million acquisition early in the first quarter 2006, debt has declined. The average borrowing rate on the outstanding debt was also lower in 2006 than it was in 2005 yielding a lower interest expense in 2006.

Results of Operations

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
Millions, except per share data	2006	2005	2006	2005

Sales	$200.4	$135.6	$555.2	$400.6
Operating Profit	10.6	5.8	30.8	19.7
Income Before Income Taxes	9.7	4.2	27.5	14.8
Net Income	7.1	3.9	19.3	13.7
Diluted E.P.S.	$0.35	$0.20	$0.96	$0.71

Sales of $200.4 million in the third quarter 2006 were 48% higher than sales of $135.6 million in the third quarter 2005 while sales for the first nine months of 2006 were $555.2 million, a 39% growth rate over sales in the first nine months of 2005.

Demand from the magnetic and optical data storage, telecommunications and computer and industrial components markets, among others, strengthened during 2006. Demand from the automotive electronic market was solid while demand from the defense and aerospace market, which had been soft, started to improve in the third quarter 2006. New products and application development that serve a variety of markets contributed to the sales growth in the third quarter and first nine months of 2006. The sales growth in 2006 also resulted from three small acquisitions completed by Williams Advanced Materials Inc. (WAM), one of our wholly owned subsidiaries, since the second quarter 2005.

International sales, which include sales from foreign operations as well as direct exports from the United States, were 34% of sales in the third quarter 2006 compared to 32% in the third quarter 2005. International sales were 34% of sales in the first nine months of both 2006 and 2005. Third quarter year-to-date international sales were $185.6 million in 2006, a 41% growth rate over the prior year. Domestic sales grew 44% in the third quarter 2006 over the third quarter 2005 and 37% in the first nine months of 2006 over the first nine months of 2005. Domestic sales grew at this high rate despite shipments for the James Webb Space Telescope (JWST) program being $8.6 million lower in the first nine months of 2006 than the same period last year.

Our sales are affected by metal prices, as changes in precious metal prices and a significant portion of changes in base metal prices (primarily copper and nickel) are passed on to customers. Sales are also affected by foreign currency exchange rates, as changes in the dollar’s value relative to other currencies will result in an increase or decrease in the translated value of foreign currency denominated sales. Precious and base metal prices on average were higher during the first nine months of 2006 as compared to the first nine months of 2005. The higher metal prices continued into the early portion of the fourth quarter 2006 as well. The dollar was stronger on average versus the applicable currencies in the third quarter 2006 compared to the third quarter 2005 but was weaker on a year-to-date basis. We estimate that the combination of the metal price and currency factors accounted for approximately $22.8 million of the sales growth in the third quarter 2006 and $53.1 million of the growth in the first nine months of 2006 over the comparable periods in the prior year.

The sales order entry rate continued to be strong in the third quarter 2006 and for the first nine months of the year. The sales order entry rate for the first nine months of 2006 was 49% higher than the order entry rate in the first nine months of 2005.

Gross margin was $39.7 million, or 20% of sales, in the third quarter 2006, an improvement of $13.8 million over the gross margin of $25.9 million, or 19% of sales, in the third quarter 2005. For the first nine months of the year, gross margin was $113.7 million, or 20% of sales, in 2006 and $83.6 million, or 21% of sales, in 2005. The incremental margin earned on the higher sales in the third quarter 2006 and first nine months of the year was the primary factor for the growth in margins over the respective periods in 2005. Offsetting a portion of the volume benefits was the higher raw material costs, primarily copper, which reduced margins by an estimated $3.0 million in the first nine months of 2006 compared to the first nine months of 2005. The higher copper cost had a more minor effect on the third quarter 2006 as we increased the portion of sales of copper-based products that include a copper price pass through in that period. Manufacturing overhead costs were $2.8 million higher in the third quarter 2006 and $5.3 million higher in the first nine months of 2006 than the same periods of 2005 due to the overhead incurred by the operations acquired by WAM and overhead increases at our other manufacturing facilities.

Selling, general and administrative expenses (SG&A) were $26.8 million, or 13% of sales, in the third quarter 2006, compared to $19.2 million, or 14% of sales, in the third quarter 2005. For the first nine months of the year, SG&A expenses were $78.0 million in 2006 and $56.9 million in 2005. SG&A expenses were 14% of sales for the first nine months of both years. Incentive compensation expense was approximately $4.0 million higher in the third quarter 2006 than in the third quarter 2005 and $8.5 million higher in the first nine months of 2006 than the first nine months of 2005 due to the improved performance against the plans’ objectives in the current year. Expenses incurred by WAM’s acquisitions increased costs by $1.2 million in the third quarter 2006 and $4.1 million in the first nine months of 2006 over the respective periods in the prior year. Expenses incurred by the four foreign subsidiaries of Brush International Inc., one of our wholly owned subsidiaries, were $0.5 million higher in the third quarter 2006 and $0.6 million higher in the first nine months of 2006 than the comparable periods in 2005 as a result of higher sales commissions and manpower costs due to the increased level of sales and marketing activity overseas. Domestic sales and marketing costs were also higher in the current year due to the higher sales and increased market development activity.

Corporate administrative expenses increased by $0.1 million in the third quarter 2006 over the third quarter 2005 and $2.2 million in the first nine months of the year. The causes for this increase include higher environmental, health and safety expenses, information technology costs and legal costs. The higher legal cost resulted in part from the cost of the legal action against our former insurers (see Note G to the Consolidated Financial Statements).

Included within SG&A expenses were compensation costs of $0.2 million in the third quarter and $0.5 million in the first nine months of 2006 associated with outstanding unvested stock options and stock appreciation rights. Effective January 1, 2006, Statement No. 123 (Revised 2004), “Share-Based Payments” requires that all share-based payments be measured at fair value and charged to income over the vesting period. In previous periods, we had adopted the disclosure only provisions of Statement No. 123. We used the modified prospective implementation method and, as such, the prior period results were not restated. We issued approximately 117,000 stock appreciation rights to certain employees in the second quarter 2006. We estimate that the total compensation expense for the full year 2006 on these stock appreciation rights and previously issued stock options will be $0.6 million; issuance of additional options or stock appreciation rights in subsequent periods would increase compensation expense accordingly. See Note D to the Consolidated Financial Statements for further information on our share-based compensation plans.

Expenses for the U.S. defined benefit pension plan and certain other retirement plans were $0.3 million higher in the third quarter 2006 than the third quarter 2005 and $1.9 million higher in the first nine months of 2006 than in the first nine months of 2005. The major causes for the higher expense in 2006 were the impact of a remeasurement of the defined benefit plan in 2005 resulting from a plan amendment, the impact of the revision to various plan valuation assumptions as of December 31, 2005, the actual performance of the plan and other factors. This increased cost was charged primarily against SG&A expenses in 2006, although a portion of the cost was included in cost of sales and a much smaller portion in research and development expenses.

Research and development expenses (R&D) of $1.0 million in the third quarter 2006 were down slightly from the $1.1 million of expense in the third quarter 2005. For the first nine months of the year, R&D expense was $3.0 million in 2006 and $3.7 million in 2005. R&D expense was less than 1% of sales in both the third quarter and first nine months of 2006 and 2005. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improve processes.

The major components of other-net expense for the third quarter and first nine months of 2006 and 2005 were as follows:

	Income/(Expense)
	Third Quarter		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
Millions,	2006	2005	2006	2005

Exchange gains (losses)	$0.2	$0.2	$1.5	$(1.8)
Directors’ deferred compensation	(0.3)	(0.1)	(0.7)	0.2
Derivative ineffectiveness	(0.3)	0.4	0.2	0.5
Write-off of deferred costs	—	—	—	(0.6)
Other items	(0.9)	(0.3)	(3.0)	(1.7)

Total	$(1.3)	$0.2	$(2.0)	$(3.4)

Exchange gains (losses) were caused by the movement in the U.S. dollar’s value relative to the euro, yen and pound sterling as well the impact of matured hedge contracts. The difference in the valuation adjustment on the directors’ deferred compensation plan between periods is primarily a function of the relative movements in the market price of our common stock as our liability to the plan, and therefore expense, increases as the price of the stock increases (as was the case in the third quarter and first nine months of 2006). The derivative ineffectiveness resulted from changes in the fair value of an outstanding interest rate swap that does not qualify for the favorable hedge accounting treatment. Gains on the swap result from increases in the applicable market rates while losses are caused by declines in the interest rates. We wrote off $0.6 million of deferred financing costs associated with the early repayment of two term loans in the first quarter 2005. These costs were scheduled to be amortized through the fourth quarter 2008 had the loans not been paid off.

The increase in the other items in the third quarter 2006 and first nine months of 2006 over the respective periods in 2005 was caused primarily by higher amortization of intangible assets that were part of the recent acquisitions and higher metal financing fees due to the increase in precious metal prices. Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

Operating profit was $10.6 million in the third quarter 2006 compared to a profit of $5.8 million in the third quarter 2005. The improved profit resulted from the higher margin earned on the increased sales offset in part by higher manufacturing overhead, SG&A and other-net expenses. For the first nine months of the year, operating profit was $30.8 million in 2006, an $11.1 million improvement over the $19.7 million profit in 2005. Operating profit was 6% of sales in the first nine months of 2006 and 5% of sales in the first nine months of 2005.

Interest expense was $1.0 million in the third quarter 2006 compared to $1.6 million in the third quarter 2005. For the first nine months of the year, we reduced interest expense from $4.8 million in 2005 to $3.3 million in 2006. While the overall level of outstanding debt was higher in the first nine months of 2006 than the first nine months of 2005, the average borrowing rate was lower in 2006 as a result of the repayment of the high rate $30.0 million subordinated debt in the fourth quarter 2005. Additional borrowings were made under the revolving credit agreement in the first quarter 2006 primarily to finance an acquisition. Subsequent to the acquisition, debt has been reduced by $2.9 million in 2006. Interest capitalized in association with long-term capital projects was immaterial in the third quarter and first nine months of both 2006 and 2005.

Income before income taxes was $9.7 million in the third quarter 2006 and $4.2 million in the third quarter 2005. For the first nine months of the year, income before income taxes was $27.5 million in 2006, an improvement of $12.7 million (or 86%) over the $14.8 million earned in 2005.

Income tax expense for the first nine months of 2006 was calculated using an estimated annual effective rate of 29.9% of income before income taxes. We had previously used an estimated effective rate of 31.7% through the first half of the year. The reduction in the rate was caused by revisions to the projected impact on the rate from foreign source income, percentage depletion and other factors calculated during the third quarter based upon year-to-date actual results and estimated activity for the balance of the year. The reduction in the rate resulted in the reversal of $0.3 million of tax expense in the third quarter 2006.

The tax provision of $2.6 million in the third quarter 2006 and $8.2 million in the first nine months of 2006 was calculated without regard to the domestic deferred tax valuation allowance as a result of our determination in the fourth quarter 2005 that it was more likely than not that an additional $5.9 million of the valuation allowance would be utilized and that amount was reversed to income in that period.

A tax provision was not applied against the income before income taxes in the third quarter or first nine months of 2005 for certain domestic and foreign taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with Statement No. 109, “Accounting for Income Taxes”, due to the uncertainty regarding full utilization of the deferred income tax assets. The valuation allowance was reduced, offsetting a portion of the net tax expense, in the third quarter and first nine months of 2005. The tax expense in the third quarter and year-to-date periods in 2005 represents taxes related to various state and local jurisdictions, foreign taxes in Japan and Singapore and an expense for the alternative minimum tax liability.

Net income was $7.1 million in the third quarter 2006 compared to net income of $3.9 million earned in the third quarter 2005. Net income was $19.3 million in the first nine months of 2006 compared to $13.7 million in the first nine months of 2005. The difference in tax treatment between years prevented net income from growing as fast as income before income taxes. Diluted earnings per share were $0.35 in the third quarter 2006 and $0.96 in the first nine months of 2006 compared to $0.20 and $0.71 in the respective periods in 2005.

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

The differences in the operating results within All Other between the respective periods presented was primarily due to the higher corporate administrative costs in 2006 and differences in the valuation adjustments in the directors’ compensation plan and the interest rate swap.

Metal Systems Group

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
Millions	2006	2005	2006	2005

Sales	$100.6	$73.8	$283.5	$231.7
Operating Profit	$5.4	$0.2	$10.0	$6.3

The Metal Systems Group consists of Alloy Products, Technical Materials, Inc. (TMI), Beryllium Products and Brush Resources. The following chart summarizes sales by business unit within the Metal Systems Group:

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
Millions	2006	2005	2006	2005

Alloy Products	$70.8	$51.5	$200.1	$155.1
TMI	17.0	11.8	53.0	37.1
Beryllium Products	10.4	8.0	28.0	33.8
Brush Resources	2.4	2.5	2.4	5.7

Total	$100.6	$73.8	$283.5	$231.7

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

Sales by Alloy Products of $70.8 million in the third quarter were 38% higher than the third quarter 2005 while sales of $200.1 million in the first nine months of 2006 were 29% higher than the first nine months of 2005. Sales of strip and bulk products exhibited strong growth throughout 2006, as both product families grew at double-digit rates in the current quarter and nine-month period.

Total sales volumes grew 13% in the third quarter and 12% for the first nine months of 2006 over the comparable periods of 2005. The volume growth was less than the sales value growth due to the impact of the higher metal prices and an improved product mix. Strip volumes were 10% higher in the third quarter and 9% higher in the first nine months of the year than the same periods in 2005. This growth was due to rod and wire products and higher beryllium-containing strip products. Bulk volumes were up 19% for both the quarter and first nine months of the year over the respective periods in 2005. The growth in the third quarter was primarily due to traditional bulk products. Sales volumes of the non-beryllium-containing alloys were up slightly in the third quarter but for the first nine months of the years the sales volumes for these products have grown 25%.

Demand from a number of key markets served by Alloy Products has been stronger during 2006 than 2005, including telecommunications and computer, industrial components and appliance. Aerospace demand softened during the third quarter 2006 due to an overstocking situation while the plastic tooling market remained weak. Automotive electronic demand has been fairly solid during 2006, but we anticipate this to soften in the fourth quarter.

Over 35% of Alloy Products’ sales growth in the first nine months of 2006 over the first nine months of 2005 was in Asia. The Asian growth is largely from the telecommunications and computer market, which is driven in part by the development of applications for handsets. Alloy sales into Europe have grown at a double-digit rate in the first nine months of 2006 over 2005, partially due to improved demand from the appliance market.

TMI manufactures specialty strip products, including clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder coated systems at our

Lincoln, Rhode Island facility. Applications for TMI products include connectors, contact systems and semiconductors with major markets for these products being automotive, telecommunications and computer, medical, energy and consumer products.

TMI’s sales were $17.0 million in the third quarter 2006 compared to $11.8 million in the third quarter 2005 while the third quarter year-to-date sales of $53.0 million in 2006 were 43% higher than sales of $37.1 million in the first nine months of 2005. The majority of the growth was in inlay and plated products. The growth was fueled in large part by improved demand from TMI’s two largest markets, automotive electronics and telecommunications and computer. We anticipate that the automotive electronic market may slow down in the fourth quarter 2006 due to seasonal and other factors. The growth in TMI’s sales in the third quarter 2006 and first nine months of 2006 was also due to new product development activities. Sales of materials for disk drive applications in particular have been quite strong through the first nine months of the year and were a major contributor to the improvement in TMI’s sales. New applications developed for the energy and medical markets, two smaller but growing markets, have contributed to the sales growth as well.

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

Sales by Beryllium Products were $10.4 million in the third quarter 2006, a 30% growth rate over sales of $8.0 million in the third quarter 2005. Sales for the first nine months of the year of $28.0 million were 17% lower than sales of $33.8 million in the year ago period. The decline in the year-to-date sales of Beryllium Products was due to the completion of the initial material supply contract for the James Webb Space Telescope in 2005. Shipments of additional materials for the Webb Telescope have continued at a much slower pace. Material sales for the Webb were $1.0 million in the third quarter 2006 and 2005 and $2.7 million in the first nine months of 2006 compared to $11.3 million in the first nine months of 2005. Sales from Beryllium Products’ other product lines increased 34% in the third quarter 2006 and 12% in the first nine months of 2006 over the respective periods in 2005. Demand for x-ray windows and materials for acoustic applications were strong in the third quarter 2006, continuing the trend from the second quarter 2006. Sales of beryllium aluminum composites have also increased in 2006 over 2005. The first shipment under the $7.0 million material supply contract for beryllium blanks for a nuclear fusion reactor was made during the third quarter 2006. Additional shipments are scheduled for the fourth quarter 2006.

Orders for aerospace and defense, Beryllium Products’ largest market, began to slow down in the second half of 2005 due to the U.S. government diverting funds away from the projects that utilize our materials, typically missile and aerospace system applications, in order to provide additional support for the current military ground operations. This slow down continued into 2006 but orders and quoting activities have started to strengthen. We anticipate that sales for defense applications should show improvements in the fourth quarter 2006 and into 2007.

Brush Resources produces beryllium hydroxide primarily for use as a raw material input for our other businesses. Brush Resources also sells hydroxide to external customers. External sales of beryllium hydroxide totaled $2.4 million in the third quarter 2006 and $2.5 million in the third quarter 2005 while sales in the first nine months of the year were $2.4 million in 2006 and $5.7 million in 2005. We anticipate that there will be additional sales of hydroxide in the fourth quarter 2006 but the annual sales of hydroxide will be lower in 2006 than they were in 2005.

Gross margin on Metal System Group sales was $24.1 million, or 24% of sales, in the third quarter 2006, an improvement over the gross margin of $14.6 million, or 20% of sales, in the third quarter 2005. For the first nine months of the year, the gross margin was $63.5 million in 2006, or 22% of sales, and $53.4 million, or 23% of sales, in 2005.

For the third quarter 2006 and the first nine months of 2006 the main cause for the improvement in margin was the higher sales; the incremental margin on the higher sales was estimated at $8.5 million in the quarter and $12.9 million for the year-to-date period. The change in product mix effect was favorable in the third quarter 2006 compared to the third quarter 2005. The improved product mix was evident in Alloy Products as well as in TMI, with the mix improving slightly within Beryllium Products. For the first half of 2006, the product mix effect for the Metal Systems Group had been unfavorable compared to the first half of 2005 due to the large shipments for the Webb Telescope project in the first half of last year. The higher raw material costs, primarily copper, reduced margins to the extent those costs could not be passed through by $0.4 million in the third quarter 2006 and $3.0 million in the first nine months of 2006 compared to the respective periods of 2005. Manufacturing overhead costs increased $1.4 million in the third quarter 2006 over the third quarter 2005 partially due to the increase in activity levels. The increases were primarily at the Elmore, Ohio and Lincoln, Rhode Island facilities. Manufacturing overhead costs had been relatively unchanged for the first half of the year.

The Metal Systems Group’s SG&A, R&D and Other-net expenses totaled $18.7 million in the third quarter 2006 and $14.3 million in the third quarter 2005. As a percent of group sales, expenses declined to 19% in the third quarter 2006 from 20% in the third quarter 2005. For the first nine months of the year, these expenses totaled $53.5 million, or 19% of sales, in 2006 and $47.1 million, or 20% of sales, in 2005. Increases to the incentive compensation accruals accounted for $2.0 million of the higher SG&A expenses in the third quarter 2006 and $4.4 million of the expense increase in the first nine months of 2006 over the comparable periods of the prior year. Both domestic and international selling and marketing expenses, including commissions, were higher in the third quarter and first nine months of 2006 due to the increased business activity levels. Corporate charges were higher in both the third quarter and first nine months of 2006 compared to the respective periods in 2005.

Operating profit for the Metal Systems Group was $5.4 million for the third quarter 2006, a $5.2 million improvement over the $0.2 million profit in the third quarter 2005. For the first nine months of the year, operating profit was $10.0 million in 2006 and $6.3 million in 2005, an improvement of 59%.

Microelectronics Group

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept.30,
Millions	2006	2005	2006	2005

Sales	$99.8	$61.9	$271.7	$168.9
Operating Profit	$6.2	$5.7	$24.1	$14.1

The Microelectronics Group consists of WAM and Electronic Products. The following chart summarizes business unit sales within the Microelectronics Group:

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
Millions	2006	2005	2006	2005

WAM	$92.0	$55.6	$250.3	$149.6
Electronic Products	7.8	6.3	21.4	19.3

Total	$99.8	$61.9	$271.7	$168.9

WAM manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire and specialty inorganic materials. Major markets for WAM’s products include magnetic and optical data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. WAM also has an in-house refinery that allows for the reclaim of precious metals from its own or customers’ scrap, and metal cleaning operations.

WAM’s sales of $92.0 million in the third quarter 2006 were 66% higher than sales in the third quarter 2005 while sales of $250.3 million in the first nine months of 2006 were 67% higher than sales in the first nine months of 2005. The cost of the precious metal sold by WAM is passed through to its customers and changes in WAM’s raw material costs will be reflected in changes in their selling prices in either direction. In both the third quarter 2006 and the first nine months of 2006, metal prices, on average, were higher than in the respective periods of 2005, thereby increasing sales without a proportional flow through to margins.

Sales from WAM’s Brewster, New York facility of giant magnetic resistance thin film and other applications within the magnetic data storage market continued to grow in the third quarter and first nine months of 2006. The Brewster facility also continued to develop new applications and expand its sales of ruthenium-based targets for use in the magnetic media storage market. Sales of precious metal targets and other products into the wireless sector (i.e., cell phone applications) remained strong throughout 2006. Sales of lids and related materials grew in 2006 partially due to increased demand from the photonics sector. Demand for performance film applications from the medical market, while still relatively minor, grew as well. Sales of specialty metal products, a smaller product line, continued to lag last year’s pace and are not expected to improve in the fourth quarter. Sales of targets for digital versatile disc application continue to be under competitive price pressures from alternative materials.

Early in the first quarter 2006, WAM acquired CERAC, incorporated. CERAC provides physical vapor deposition and specialty inorganic materials for the precision optics, semiconductor and other industries. CERAC and the acquisitions of Thin Film Technology, Inc. in the fourth quarter 2005 and OMC Scientific Holdings Limited in the second quarter 2005 have expanded WAM’s capabilities, product offerings and customer base. Beginning in 2006, the OMC technology was also being used at WAM’s Buffalo, New York facility in order to provide benefits to domestic customers. Incremental sales from these three acquisitions were responsible for 20% of the growth in WAM’s sales in the third quarter 2006 over the third quarter 2005 and 24% of the growth in WAM’s sales in the first nine months of 2006 over the first nine months of 2005.

Electronic Products includes Brush Ceramic Products Inc. and Zentrix Technologies Inc., two wholly owned subsidiaries. These operations produce beryllia ceramics, electronic packages and circuitry for sale into the telecommunications and computer, medical, electronics, automotive and defense markets. Sales from Electronic Products were $7.8 million in the third quarter 2006 versus $6.3 million in the third quarter 2005. For the first nine months of the year, sales of $21.4 million were 11% higher in 2006 than in the comparable period in 2005. Sales of beryllia ceramics, a mature product line, were 27% higher in the third quarter 2006 than the third quarter 2005 and accounted for the majority of the increase in sales in the third quarter 2006. Sales of these products were slightly higher in the first nine months of 2006 than the first nine months of 2005. Sales of electronic packages were also higher in the current quarter and year-to-date periods due to improved demand from the telecommunications and computer market. Sales to the automotive market were slightly higher in the third quarter 2006 than the third quarter 2005 but down 10% for the first nine months of the year. Sales of circuitry, one of our smaller product lines, increased slightly in the third quarter 2006 and the September year-to-date sales were marginally higher than last year.

Gross margin on Microelectronics Group sales was $16.0 million in the third quarter 2006, an increase of $4.3 million over the gross margin earned in the third quarter 2005. For the first nine months of the year, the gross margin was $51.6 million in 2006 and $31.3 million in 2005. The gross margin was 19% of sales in the first nine months of both years.

The higher sales volumes generated an estimated $8.7 million of margin in the third quarter 2006 and $25.8 million in the first nine months of 2006 over the comparable periods in 2005. However, a portion of this benefit was offset in both the quarter and year-to-date periods by an unfavorable change in the product mix. Manufacturing ramp-up and process development costs for ruthenium-based products at the Brewster, New York facility also reduced margins in the third quarter 2006. The manufacturing overhead costs incurred by WAM’s three acquisitions were $1.3 million higher in the third quarter 2006 and $4.2 million higher in the first nine months of 2006 than the comparable periods of 2005.

Microelectronics Group’s SG&A, R&D and Other-net expenses were $9.8 million in the third quarter 2006, an increase of $3.7 million over the third quarter 2005 expense. Expenses for the first nine months of the year were $27.4 million in 2006 and $17.2 million in 2005. Expenses were 10% of sales in the first nine months of both 2006 and 2005. The acquisitions by WAM added $1.2 million to expense in the third quarter 2006 and $4.1 million for the first nine months of 2006. Incentive compensation expense was $0.5 million higher in the third quarter 2006 and $1.2 million higher in the first nine months of 2006 as compared to the respective periods of 2005 due to the improved performance relative to the plans’ objectives. Various sales-related expenses increased in the quarter and year-to-date periods in support of and as a result of the higher sales volumes. SG&A expenses incurred at WAM’s newly created subsidiaries in Japan and Korea added $0.2 million of expense in the third quarter 2006 and

$0.4 million of expense in the first nine months of the year. Administrative expenses, including legal costs and manpower, also increased in 2006, partially due to costs incurred by WAM to support its expanded operations, as did charges from the corporate office. Metal financing fees were higher in the third quarter 2006 and the first nine months of 2006 than the same periods in 2005 due to the higher metal prices; the financing fee is based upon the market value of the metal and prices on average were higher in 2006 than in 2005.

Operating profit from the Microelectronics Group was $6.2 million in the third quarter 2006 and $5.7 million in the third quarter 2005. For the first nine months of the year, operating profit was $24.1 million, or 9% of group sales, in 2006 and $14.1 million, or 8% of group sales, in 2005.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Quarter Ended
	Sept. 29, 2006	June 30, 2006

Total cases pending	12	14
Total plaintiffs	53	56
Number of claims (plaintiffs) filed during period ended	0(0)	1(2)
Number of claims (plaintiffs) settled during period ended	1(2)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$20	$0
Number of claims (plaintiffs) otherwise dismissed	1(1)	0(0)

Settlement payment and dismissal for a single case may not occur in the same period.

Additional beryllium claims may arise. Management believes that we have substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third-party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $2.1 million at September 29, 2006, unchanged from December 31, 2005. A receivable of $2.0 million was recorded at September 29, 2006 and $2.2 million at December 31, 2005 from our insurance carriers as recoveries for insured claims. An additional $0.4 million was reserved at both September 29, 2006 and December 31, 2005 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.

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

While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of September 29, 2006, three purported class actions were pending.

In the third quarter 2006, the court issued a summary judgment in our favor in our lawsuit against our former insurers. We brought this action against them to settle a dispute over how insurance coverage should have been applied to legal defense costs and indemnity payments. The court agreed with our position and awarded us damages of $7.8 million. The damage award is based upon amounts previously paid by us and accrued interest on those payments. At this time, we believe the defendants will appeal the ruling and, given the uncertainties around the timing and outcome of the appeal process and the possibility that the damage award may be reduced or reversed upon appeal, we have not recorded the impact of this favorable ruling in our financial statements as of September 29, 2006.

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

Financial Position

Net cash provided from operating activities was $4.4 million in the first nine months of 2006 as net income, changes in various assets and liabilities and the benefits of depreciation and amortization more than offset the unfavorable changes in accounts receivable and inventory. Cash balances stood at $11.8 million at the end of the third quarter 2006, an increase of $1.2 million from December 31, 2005.

Accounts receivable was $104.4 million at the end of the third quarter 2006, an increase of $34.5 million during the first nine months of 2006. This increase was due in large part to the higher sales as sales in the third quarter 2006 were 43% higher than sales in the fourth quarter 2005. The average collection time, as measured by the days sales outstanding (DSO), increased from the fourth quarter 2005 level thereby contributing to the higher receivable balance. Accounts written off to bad debt expense were $0.1 million lower in the first nine months of 2006 than in the first nine months of 2005.

Inventories increased by $39.7 million, or 38%, during the first nine months of 2006 in part to support the higher sales level. The inventory turnover ratio, a measure of how quickly inventory is sold on average, was unchanged from the end of last year. The inventories within the Microelectronics Group increased 86% on a first-in, first-out (FIFO) basis during the first nine months of the year. The acquisition of CERAC accounted for $5.1 million of the increase in Microelectronic Group inventories. In addition to the impact of the CERAC acquisition, inventories increased at the Brewster, New York facility in response to and in support of the significant growth in sales from that facility, including the new products utilizing ruthenium. Within the Metal Systems Group, the FIFO inventory value increased 26% during 2006 in large part due to the higher production levels within the Alloy Products manufacturing facilities. Alloy pounds in inventory grew 12% in the first nine months of 2006. TMI’s inventories also grew in support of the increase in sales volumes, including international applications.

The higher cost of precious and base metal prices contributed to the increase in the value of the inventory within both the Metal Systems Group and Microelectronic Group on a FIFO basis during the first nine months of 2006. However, the price impact on the net inventory value of $143.8 million was largely offset by the use of the last-in, first-out (LIFO) valuation method. The LIFO reserve increased $18.4 million in the first nine months of 2006 mainly as an offset to the higher metal costs in the FIFO inventory value and the higher prices had a more minor impact on the net inventory value. The LIFO method results in the more recent costs being charged to cost of sales in the current period; the higher copper and other material costs incurred in 2006 therefore were charged to cost of sales and not into inventory, resulting in a better matching of the revenues and costs.

As previously indicated the percentage of our copper-based sales without the copper cost pass-through has been reduced and we anticipate that it will be further reduced in future periods. As a result, in the second quarter 2006 we terminated portions of our outstanding copper derivative contracts that were initially designated as hedges of our copper price exposure and scheduled to mature in future periods. While the contracts were terminated at a gain of $2.3 million, in accordance with accounting guidelines, the cash received from the financial institutions was credited against the fair value of the derivatives and the gain was deferred into other comprehensive income, a component of shareholders’ equity. The $2.3 million is being relieved from other comprehensive income and credited to cost of sales on the consolidated income statement in accordance with the original maturity dates of the derivative contracts and matching the timing of when the underlying designated hedged transactions will be charged against cost of sales beginning in the third quarter 2006 and continuing through the second quarter 2008.

Prepaid expenses were $15.0 million at the end of the third quarter 2006 compared to $14.4 million at the end of 2005. Increases in the fair value of derivative financial instruments, prepaid manufacturing supplies and other items were partially offset by the amortization of prepaid insurance and property taxes and movements in other accounts.

Capital expenditures for property, plant and equipment totaled $9.7 million in the first nine months of 2006 as capital spending remained below the level of depreciation. The majority of the capital spending in 2006 was for small discrete pieces of equipment and infrastructure improvements. The Metal Systems Group accounted for just over half of the spending in the current year. Spending within the Elmore, Ohio facility, which supports all of the businesses within the Metal Systems Group, was $2.7 million in the first nine months of the year. Spending at the Lincoln, Rhode Island facility totaled $1.2 million. Within the Microelectronic Group, spending on equipment and other capital items at the various WAM facilities totaled $4.5 million.

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

In the fourth quarter 2005, Brush Wellman Inc. received a $9.0 million award under the U.S. Department of Defense’s (DOD) Defense Production Act, Title III Program for the design of a new facility for the production of primary beryllium, the feedstock material used to manufacture beryllium metal products. It is anticipated that this phase of the project will take two years to complete. Through the third quarter 2006, we had invoiced the DOD $3.0 million for reimbursement of costs incurred under this contract, including the development of a business plan and preliminary facility design work. The incurred costs are not included in the $6.0 million capital expenditure total since the DOD is reimbursing us. The total cost of the facility will be determined by the design phase. The construction and start-up of the facility, which we will own, is anticipated to take an additional two to three years and will require additional Title III approval. A portion of the total cost will be borne by us. Since 2000, all of our metallic beryllium requirements have been supplied from materials purchased from the National Defense Stockpile and international vendors. Successful completion of this project will allow for the creation of the only domestic facility capable of producing primary beryllium.

Other assets were $17.9 million at the end of the third quarter 2006, an increase of $9.6 million during the year. The intangible assets acquired with the CERAC purchase and the funds being held in escrow were the main causes for this increase.

Other liabilities and accrued items of $50.6 million at the end of the third quarter 2006 was $12.1 million higher than at the end of 2005. The increase is largely due to the recording of the incentive compensation accruals based upon the current year performance. In addition, $2.4 million was reclassified from the long-term retirement and post-employment benefit liability to a short-term pension liability during 2006. After making a contribution of $0.9 million to the domestic defined benefit plan in the third quarter 2006, the current short term liability, which represents the estimated contributions to be made to the plan over the next twelve months, was $3.4 million as of the end of the third quarter 2006. Other accruals for salaries, insurance, commissions and other items contributed to the change in the total other liabilities and accrued item balance during 2006.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.4 million as of September 29, 2006 compared to $0.3 million at December 31, 2005.

Other long-term liabilities totaled $7.5 million as of the end of the third quarter 2006 compared to $8.2 million at December 31, 2005. This decline primarily resulted from changes in the long-term portion of the fair value of an interest rate swap due to changes in the market rates and quarterly payments against the swap. The legal reserve for litigation not associated with chronic beryllium disease declined slightly as well.

The retirement and post-employment benefit obligation balance was $66.7 million at the end of the third quarter 2006, an increase of $1.4 million during the current year. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The increase in the obligation was due to the current year expense net of payments made and the reclassification of $2.4 million to a short-term pension liability. See Note C to the Consolidated Financial Statement for additional pension and post-employment benefit details.

Total balance sheet debt of $80.5 million at the end of the third quarter 2006 was $23.3 million higher than at December 31, 2005. The increase in debt was primarily due to the purchase of CERAC in the first quarter 2006. Since the acquisition, debt has declined as a result of the cash flow from operations and cash received from the exercise of employee stock options. As of September 29, 2006, short-term debt totaled $31.6 million, which included foreign currency denominated loans and a gold-denominated loan. The current portion of long-term debt totaled $0.6 million and long-term debt totaled $48.3 million at the end of the third quarter 2006. We were in compliance with all of our debt covenants as of the end of the third quarter 2006.

Total shareholders’ equity increased from $211.5 million at the beginning of the year to $246.6 million at the end of the third quarter 2006. The increase was due primarily to comprehensive income of $24.5 million, which includes net income and changes in the cumulative translation adjustment and the valuation of derivative financial instruments (see Note E to the Consolidated Financial Statements), and the exercise of options. We received $9.4 million for the exercise of approximately 642,000 options to purchase shares of our common stock during the first nine months of 2006. The number of option exercises increased over the prior year due to the higher market price for our common stock in 2006.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements increased $15.4 million during the first nine months of 2006, which was largely due to the higher metal prices as of the end of the third quarter 2006 compared to December 31, 2005.

There have been no substantive changes in the summary of contractual payments under long-term debt agreements, operating leases and material purchase commitments as of September 29, 2006 from the year-end 2005 totals as disclosed on page 25 of our annual report to shareholders for the period ended December 31, 2005 (filed as Exhibit 13 to our Annual Report on Form 10-K for the period ended December 31, 2005).

Net cash provided from operations was $1.6 million in the first nine months of 2005 as the net income and benefits of depreciation offset the net unfavorable changes in working capital items, including increases to accounts receivable and inventory, payment of the employee incentive compensation for 2004 and a $5.0 million contribution to the domestic defined benefit pension plan. Receivables grew $8.3 million primarily due to the higher sales volume in the quarter. The DSO declined slightly from the fourth quarter 2004 level. Total inventories increased $4.5 million, or 5%, in the first nine months of 2005, although the inventory turnover period improved. The majority of the inventory increase was in the Metal Systems Group, due in part to inventory mix shifts and higher raw material costs. Capital expenditures totaled $9.1 million for the first three quarters of 2005. Capital spending in the third quarter 2005 of $4.2 million was the highest since the third quarter 2001. We also purchased the stock of OMC Scientific in the second quarter 2005 for $4.0 million in cash. Unearned revenue, associated primarily with the JWST program, was reduced to zero at the end of the third quarter 2005 from $7.8 million at the beginning of 2005. Balance sheet debt was $58.3 million as of September 30, 2005, a decline of $14.2 million in the first nine months of 2005. The exercise of employee stock options generated $0.4 million of cash in the first nine months of 2005.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, potential acquisitions and environmental remediation projects. We had approximately $53.1 million of available borrowing capacity under the existing lines of credit as of September 29, 2006.

Critical Accounting Policies

Deferred Taxes:  A valuation allowance was initially recorded against domestic and certain foreign deferred tax assets in the fourth quarter 2002 as a result of our operating losses in 2001 and 2002. The valuation allowance was adjusted in subsequent periods through the third quarter 2005 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter 2005, in addition to reversing amounts from the valuation allowance to offset the current period expense, we determined that it was more likely than not that we would utilize an additional $5.9 million of our deferred tax assets and we reversed that amount of the valuation allowance against tax expense in that period. Therefore, beginning in the first quarter 2006, we are recording a tax expense based upon our estimated effective tax rate for all jurisdictions and without regard to the domestic valuation allowance. In the fourth quarter 2006, we will re-evaluate the deferred tax asset once again to determine if it is more likely than not that any additional portion or all of the asset will be realized. If so, the valuation allowance will be reduced and income taxes credited at that time. A reduction in the valuation allowance in the fourth quarter may result if the earnings trend from the first nine months of the year were to continue through the fourth quarter.

For additional information regarding this and other critical accounting policies, please refer to pages 26 to 28 of our annual report to shareholders for the period ended December 31, 2005.

Market Risk Disclosures

For additional information regarding market risks, please refer to pages 28 and 29 of our annual report to shareholders for the period ended December 31, 2005.

Outlook

Improved demand and conditions within a number of our key markets is a major contributor to the sales growth in 2006. However, in addition to the improved demand, our new product and application development efforts have also generated sales growth across our businesses, including within TMI, Alloy Products and WAM, allowing us to further penetrate our existing and new markets. WAM’s acquisitions have added to the sales growth while providing additional synergistic opportunities. We also are continuing our attempts to expand our product reach geographically as we explore additional opportunities in Asia and Europe.

The strength in the new sales order entry rate in the third quarter 2006 continued into the early portion of the fourth quarter. The softening that we often experience in certain portions of our markets in the third quarter of a given year was not as significant as in the past. We are anticipating portions of our markets, including automotive electronics, to soften during the fourth quarter. However, demand from defense and aerospace applications appears to be strengthening. In addition, shipments for the nuclear fusion reactor should add to our sales in the fourth quarter 2006.

Prices for various raw materials, including copper, remain high and somewhat volatile. The additional steps we took earlier the year to increase the percentage of copper-based sales subject to a cost pass-through should help to mitigate the impact of the higher copper prices going forward.

While the high level of demand has put a strain on portions of our manufacturing operations, in general we have sufficient capacity to meet the near term production requirements. However, the level of capital expenditures in future quarters may increase somewhat as we expand our manufacturing capabilities at certain facilities to satisfy the demand for our new products as well as due to the geographic expansion of our business.

Despite the significant increase in accounts receivable and inventory, cash flow from operations has been positive this year and our outstanding debt has declined since the acquisition of CERAC in early January. We will continue our efforts to properly control our working capital investments and manage our debt levels accordingly.

As of early in the fourth quarter 2006, we are anticipating that sales for the fourth quarter 2006 will be in the range of $180.0 to $190.0 million and that earnings per share will be in a range of $0.34 to $0.42.

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

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of September 29, 2006, our subsidiary, Brush Wellman Inc., was a defendant in 12 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the third quarter of 2006, the number of beryllium cases decreased from 14 (involving 56 plaintiffs) as of June 30, 2006 to 12 cases (involving 53 plaintiffs) as of September 29, 2006. During the third quarter, one third-party case (involving two plaintiffs) was settled and dismissed, and one purported class action (involving one named plaintiff) was dismissed.

The 12 pending beryllium cases as of September 29, 2006 fall into two categories: Nine cases involving third-party individual plaintiffs, with 13 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and three purported class actions, involving 32 plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

The first purported class action is Manuel Marin, et al., v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises, Inc. was dismissed on May 5, 2005.

The second purported class action is Neal Parker, et al., v. Brush Wellman Inc., filed in Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns and Ms. Watkins are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants, dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test. On March 10, 2006, the Court entered an order construing Defendants’ Motion to Enforce the March 29, 2005 Order as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, the plaintiffs have filed an appeal, and the case is now in the U.S. Court of Appeals for the Eleventh Circuit, case number 06-12243-D.

The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs filed an appeal. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs did not appeal. On April 7, 2006, the U.S. Court of Appeals for the Fifth Circuit, in case number 05-60157, certified the question regarding whether Mississippi has a medical monitoring cause of action to the Mississippi Supreme Court. The case is now in the Supreme Court of Mississippi, case number 2006-FC-00771-SCT.

As reported above, one purported class action has been dismissed. The fourth purported class action was Gary Anthony v. Brush Wellman Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 01718, on March 3, 2005. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 05-CV-1202, on March 14, 2005. The only named plaintiff was Gary Anthony. The defendants were Brush Wellman Inc., Gary Kowalski, and Dickinson & Associates Manufacturers Representatives. The plaintiff purported to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who had ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff brought claims for negligence. Plaintiff sought the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Plaintiff filed a motion to remand to state court, which the District Court denied on February 14, 2006. On February 28, 2006, plaintiff filed a notice of appeal to the Third Circuit Court of Appeals. On August 15, 2006, the Court of Appeals dismissed plaintiff’s appeal as improper. On August 11, 2006, plaintiff filed a Stipulation of Dismissal of the underlying action in the U.S. District Court, which was approved by the Court on August 22, 2006; however, the Court further ordered that the action was dismissed without prejudice for plaintiff to refile.

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

On April 17, 2003, the Company filed a complaint in the Court of Common Pleas for Ottawa County, Ohio, case no. 03-CVH-089, seeking a declaration of certain rights under insurance policies issued by Lloyd’s of London, certain London Market companies and certain domestic insurers, and damages and breach of contract. On August 30, 2006, the court granted Brush’s motion for partial summary judgment in its entirety. The parties then stipulated to the amount of damages and prejudgment interest resulting from those breaches of contract of approximately $7.3 million, subject to reduction if an appellate court modifies or amends the grant of partial summary judgment. The defendants have appealed the grant of partial summary judgment. The parties agreed separately to approximately $0.5 million in damages related to claims not covered by the partial summary judgment order.

Item 6.	Exhibits

(a) Exhibits

10.1	Fifth Amendment to Credit Agreement dated September 25, 2006 among Brush Engineered Materials Inc. and other borrowers and JP Morgan Chase Bank N.A. acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
10.2	Third Amendment to Precious Metals Agreement dated September 25, 2006 with Bank of America, N.A. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
10.3	Trust Agreement between the Company and Fifth Third Bank dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
10.4	Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for non-employee directors (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on September 29, 2006), incorporated hereby by reference.
10.5	Amendment No. 1 (effective January 1, 2007) to the Brush Engineered Materials Inc. 2006 Non-employee Director Equity Plan.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.
Dated: November 2, 2006
/s/ John D. Grampa
John D. Grampa
Vice President Finance
and Chief Financial Officer