Form 10-K
period 2006-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2007-03-15
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 30, 2006 was $411,419,122.

As of March 2, 2007, there were 20,369,124 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2006 are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting of shareholders to be held on May 1, 2007 are incorporated by reference into Part III.

BRUSH ENGINEERED MATERIALS INC.

PART I

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance;

•	Changes in product mix and the financial condition of our customers;

•	Actual sales, operating rates and margins for 2007;

•	Our success in developing and introducing new products and new product ramp up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials;

•	Our success in integrating newly acquired businesses;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impact our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 1.	BUSINESS

Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a leading manufacturer of high performance advanced enabling engineered materials serving the global telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance markets. As of December 31, 2006, we had 2,185 employees.

Previously, we aggregated our businesses into two reporting segments. The Metal Systems Group included Alloy Products, Beryllium Products, Technical Materials, Inc. (TMI) and Brush Resources Inc (BRI). The Microelectronics Group included Williams Advanced Materials Inc. (WAM) and Electronic Products. Electronic Products consisted of Brush Ceramic Products Inc. and Zentrix Technologies Inc. Beginning with the fourth quarter of 2006, we changed our segments to more closely align with the way the business is currently managed. We believe that the new segments provide shareholders with increased transparency over the sales and profitability of our businesses. Prior year results have been adjusted for each segment to reflect the change. Our businesses are now organized under four reportable segments: Advanced Material Technologies and Services, Specialty Engineered Alloys, Beryllium and Beryllium Composites, and Engineered Material Systems. Advanced Material Technologies and Services includes WAM. The Specialty Engineered Alloys segment consists of Alloy Products, which includes bulk and strip form products, and hydroxide (BRI) The Beryllium and Beryllium Composites segment consists of Beryllium Products and Brush Ceramic Products Inc. and the Engineered Material Systems segment includes TMI.

Our parent company, Brush Engineered Materials Inc., and other corporate expenses, as well as the operating results from BEM Services, Inc., Zentrix Technologies Inc. and Circuits Processing Technology (CPT), all wholly owned subsidiaries, are not part of either segment and remain in All Other. BEM Services charges a management fee for the services it provides, primarily corporate, administrative and financial oversight, to our other businesses on a cost-plus basis. Zentrix manufactures electronic packages and other components for sale to the telecommunications and computer and automotive electronics markets and CPT manufactures circuitry for defense and commercial applications. Corporate employees not covered as part of either reportable segment, including employees of BEM Services, Inc., Zentrix Technologies Inc. and CPT, totaled 191 as of December 31, 2006.

Our website address is www.beminc.com. Information contained on our website does not constitute part of this Form 10-K. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

ADVANCED MATERIAL TECHNOLOGIES AND SERVICES

Advanced Material Technologies and Services (AMTS) is comprised of WAM. In 2006, 45% of our sales were from this segment (39% in 2005 and 33% in 2004). As of December 31, 2006 Advanced Material Technologies and Services had 597 employees.

AMTS manufactures and fabricates precious, non-precious and specialty metal products for the data storage, medical and the wireless, semiconductor, photonic and hybrid segments of the microelectronics market. AMTS also has refining capabilities for the reclaim of precious metals from internally or customer-generated scrap. In addition, AMTS provides chamber services for its customers to reclaim precious metals and refurbish reusable components used in its customers vapor deposition systems. Advanced Material Technologies and Services’ major product lines include vapor deposition systems, clad and precious metals preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and specialty inorganic materials.

AMTS’ products are sold directly from its facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York; Buellton, California; Milwaukee, Wisconsin; Ireland; Singapore; Taiwan; Japan; Korea and the Philippines, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Heraeus Inc., Praxair, Inc., Honeywell International Inc. and a number of smaller regional and national suppliers.

Advanced Material Technologies and Services — Sales and Backlog

The backlog of unshipped orders for Advanced Material Technologies and Services as of December 31, 2006, 2005 and 2004 was $28,711,000, $15,971,000 and $10,632,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2006 will be filled during 2007. The increase in backlog from 2005 to 2006 is primarily due to the acquisition of CERAC, incorporated in January 2006 and an increase in the demand for vapor deposition targets.

Sales are made to over 3,000 customers. Government sales, principally subcontracts, accounted for less than 1% of the volume in 2006, and 0% in 2005 and 2004. Sales outside the United States, principally to Europe and Asia, accounted for approximately 18% of sales in 2006, 2005 and 2004. Other segment reporting and geographic information set forth on page 56 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Advanced Material Technologies and Services — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for AMTS amounted to $382,192 in 2006, $767,511 in 2005 and $635,741 in 2004. A staff of seven scientists, engineers and technicians was employed in this effort as of year-end 2006.

SPECIALTY ENGINEERED ALLOYS

Specialty Engineered Alloys (SEA) sells strip products, bulk products and hydroxide (BRI). In 2006, 36% of our sales were from this segment (39% in 2005 and 42% in 2004) As of December 31, 2006, Specialty Engineered Alloys had 942 employees.

Specialty Engineered Alloys manufactures beryllium-containing and other high performance-based materials including copper-nickel-tin alloys that are metallurgically tailored to meet specific customer performance requirements. These products exhibit high electrical and thermal conductivities, high strength and hardness, good formability, lubricity, and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, automotive electronics, aerospace, industrial components (including oil and gas, heavy equipment and plastic mold tooling) and appliance markets. These products are sold domestically through SEA and independent distribution centers and internationally through Company-owned and independent distribution centers and independent sales representatives.

SEA’s primary direct competitor in strip form beryllium alloys is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe. SEA also competes with alloy systems manufactured by Olin Corporation, Wieland Electric, Inc., Stolberger Metallwerke GmbH, Nippon Mining, PMX Industries, Inc. and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. In the area of bulk products (bar, plate, tube and rod), in addition to NGK Insulators, SEA competes with several smaller regional producers such as Freedom Alloys in the U.S., LaBronze Industriel in Europe and Young II in Asia.

Specialty Engineered Alloys, through BRI, manages our mine and milling operations. The milling operations produce beryllium hydroxide from mined bertrandite ore and purchased beryl ore. The hydroxide is used primarily as a raw material input by the other businesses within the company. BRI also sells hydroxide externally to SEA’s primary competitor in beryllium alloys, NGK Insulators, Ltd.

Specialty Engineered Alloys — Sales and Backlog

The backlog of unshipped orders for Specialty Engineered Alloys as of December 31, 2006, 2005 and 2004 was $59,485,000, $58,301,000 and $50,215,000 respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2006 will be filled during 2007.

Sales are made to approximately 1,100 customers. Government sales, principally subcontracts, accounted for less than 1% of sales in 2006, 2005 and 2004. Sales outside the United States, principally to Europe and Asia, accounted for approximately 54% in 2006, 51% in 2005 and 50% in 2004. Other segment reporting and geographic information set forth on page 56, Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Specialty Engineered Alloys — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $2,112,000 in 2006, $2,644,000 in 2005 and $2,503,000 in 2004. A staff of nine scientists, engineers and technicians was employed in this effort as of year-end 2006.

BERYLLIUM AND BERYLLIUM COMPOSITES

Beryllium and Beryllium Composites includes Beryllium Products and Brush Ceramic Products, Inc. Sales from this segment were 8% in 2006, 10% in 2005 and 11% in 2004 of total sales. As of December 31, 2006, Beryllium and Beryllium Composites had 246 employees.

Beryllium and Beryllium Composites manufactures products that include beryllium, AlBeMet® and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structural materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. Beryllium products are used in a variety of high performance applications in the defense, space, industrial, scientific equipment, electronics (including acoustics), medical, automotive and optical scanning markets. Beryllium-containing products are sold throughout the world through a direct sales organization and through Company-owned and independent distribution centers. While Beryllium and Beryllium Composites is the only domestic producer of metallic beryllium, it competes with other fabricators as well as with designs utilizing other materials.

Beryllium and Beryllium Composites also manufactures beryllia ceramics for electronic packaging and electro-optical applications including lasers. Electronic components utilizing beryllia are used in the telecommunications, medical, industrial, automotive and defense markets. These products are distributed through direct sales and independent sales agents. Direct competitors include American Beryllia Inc. and CBL Ceramics Limited.

Beryllium and Beryllium Composites — Sales and Backlog

The backlog of unshipped orders for Beryllium and Beryllium Composites as of December 31, 2006, 2005 and 2004 was $18,414,000, $16,489,000 and $26,638,000 respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2006 will be filled during 2007.

Sales are made to over 400 customers. Government sales, principally subcontracts, accounted for less than 1% of Beryllium and Beryllium Composites sales in 2006, 2005 and 2004. Sales outside the United States, principally to Europe and Asia, accounted for approximately 29% in 2006, 16% of sales in 2005 and 17% in 2004. Other segment reporting and geographic information set forth on page 56, Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Beryllium and Beryllium Composites — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1,101,000 in 2006, $1,141,000 in 2005 and $867,000 in 2004. A staff of six scientists, engineers and technicians was employed in this effort as of year-end 2006. Some research and development projects, expenditures for which are not material, were externally sponsored.

ENGINEERED MATERIAL SYSTEMS

Engineered Material Systems is comprised of TMI. In both 2006 and 2005, 9% of our sales were from this segment (11% in 2004). As of December 31, 2006, Engineered Material Systems had 209 employees.

Engineered Materials Systems manufactures engineered material systems, which include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metals systems These products are used in telecommunications and computer systems, automotive electronics, semi-conductors, energy, defense and medical applications. Engineered Material Systems products are sold directly and through its sales representatives. Engineered Material Systems has limited competition in the United States and several European manufacturers are competitors for the sale of inlay strip.

Engineered Material Systems — Sales and Backlog

The backlog of unshipped orders for Engineered Material Systems as of December 31, 2006, 2005 and 2004 was $16,131,000, $16,259,000 and $9,252,000, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2006 will be filled during 2007.

Sales are made to approximately 300 customers. Engineered Material Systems did not have any sales to the government for 2006, 2005 or 2004. Sales outside the United States, principally to Europe and the Asia, accounted for approximately 9% of Engineered Material Systems’ sales in 2006, 6% in 2005 and 7% in 2004. Other segment reporting and geographic information set forth on page 56 in Note M to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Engineered Material Systems — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for Engineered Material Systems amounted to $5,500 in both 2006 and 2005 and $2,700 in 2004.

GENERAL

Availability of Raw Materials

The principal raw materials we use are beryllium (extracted from both imported beryl ore and bertrandite mined from our Utah properties), copper, gold, silver, nickel, platinum, palladium, aluminum and ruthenium. We will be developing a new bertrandite pit at our Utah mine site, targeting early 2008 to begin extracting ore. Ore reserve data in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 29 and 30 of our annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference. We have agreements to purchase stated quantities of beryl ore, beryllium metal and copper beryllium master alloy from the Defense Logistics Agency of the U.S. Government. These agreements expire in 2007. We had purchased the remaining quantities of beryl ore and copper beryllium master by December 31, 2006 and had minor purchase of beryllium metal in 2006. There are no remaining fixed commitments under these agreements. In addition, we have a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of copper beryllium master alloy and beryllium vacuum cast billet. The availability of these raw materials, as well as other materials used by us, is adequate and generally not dependent on any one supplier.

Patents and Licenses

We own patents, patent applications and licenses relating to certain of our products and processes. While our rights under the patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.

Regulatory Matters

We are subject to a variety of laws which regulate the manufacture, processing, use, handling, storage, transport, treatment, emission, release and disposal of substances and wastes used or generated in manufacturing. For decades we have operated our facilities under applicable standards of inplant and outplant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. The Occupational Safety and Health Administration is currently reviewing its beryllium standards.

Executive Officers of the Registrant

The following table shows the name, age and position of each of our executive officers as of December 31, 2006:

Name	Age	Positions and Offices

Richard J. Hipple	54	Chairman of the Board, President and Chief Executive Officer. In May 2006, Mr. Hipple was named Chairman of the Board and Chief Executive Officer of Brush Engineered Materials Inc. He had served as President since May 2005. He was Chief Operating Officer from May 2005 until May 2006. Mr. Hipple served as President of Alloy Products from May 2002 until May 2005. He joined the Company in July 2001 as Vice President of Strip Products and served in that position until May of 2002. Prior to joining Brush, Mr. Hipple was President of LTV Steel Company, a business unit of the LTV Corporation (integrated steel producer and metal fabricator). Prior to running LTV’s steel business, Mr. Hipple held numerous leadership positions in Engineering, Operations Strategic Planning, Sales and Marketing and Procurement since 1975 at LTV.
John D. Grampa	59	Senior Vice President Finance and Chief Financial Officer. Mr. Grampa was named Senior Vice President Finance and Chief Financial Officer in December 2006. Prior to that he had served as Vice President Finance and Chief Financial Officer since November 1999 and as Vice President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide Materials Business of Avery Dennison Corporation since March 1994 and held other various financial positions at Avery Dennison Corporation (producer of pressure sensitive materials, office products, labels and other converted products) from 1984.
Daniel A. Skoch	57	Senior Vice President Administration. Mr. Skoch was named Senior Vice President Administration in July 2000. Prior to that time, he had served as Vice President Administration and Human Resources since March 1996. He had served as Vice President Human Resources since July 1991 and prior to that time, he was Corporate Director — Personnel.

Item 1A.	RISK FACTORS

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

The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee and third-party lawsuits and increased levels of scrutiny by federal, state, foreign and international regulatory authorities. Concerns over CBD and other potential adverse health effects relating to beryllium, as well as concerns regarding potential liability from the use of beryllium, may discourage our customers’ use of our beryllium-containing products and significantly reduce demand for our products.

One of our subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium. As of December 31, 2006 there were 13 cases pending. Approximately 85% of our pending beryllium-related claims are covered by various syndicates of Lloyd’s of London (now reinsured through Equitas Holdings Limited) and other London insurance market companies, some of whom are or may become insolvent. If our insurance carriers are insolvent or become insolvent, we may become directly responsible for payments relating to product liability claims, which could divert funds from other intended purposes, including capital expenditures or other operating requirements.

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

We operate in markets characterized by rapidly changing technology and evolving customer specifications and industry standards. New products may quickly render an existing product obsolete and unmarketable. For example, at one time we produced beryllium-copper alloys that were used in the production of some golf club heads, however, these beryllium-copper alloy club heads are no longer produced by any of our customers. Our growth and future results of operations depend in part upon our ability to enhance existing products and introduce newly developed products on a timely basis that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer specifications, achieve market acceptance and respond to our competitors’ products.

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

Although we have been profitable in 2004, 2005 and 2006 (net income of $15.5 million, $17.8 million and $49.6 million, respectively), we have incurred significant losses in the past (net loss of $35.6 million in 2002 and $13.2 million in 2003) and may not be able to sustain this recent profitability on an ongoing basis. We have implemented strategic initiatives designed to improve our operating performance on an ongoing basis. We may not be able to successfully implement or realize the expected benefits of any of those initiatives or sustain improvements made to date. We may not meet our strategic goals or sustain profitability if we fail to achieve the goals of these initiatives.

Our customers are subject to significant fluctuations as a result of the cyclical nature of their industries and their sensitivity to general economic conditions, which could adversely affect their demand for our products and reduce our sales.

A substantial number of our customers are in the telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance industries. Each of these industries is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the United States dollar, the strength of the consumer electronics, automotive electronics and computer industries and the rate of construction of telecommunications infrastructure equipment and government spending on defense. Also, in times when growth rates in our markets slow down, there may be temporary inventory adjustments by our customers, that may negatively affect our business.

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

We have been active over the last 24 months in pursuing niche acquisitions for one of our subsidiaries, Williams Advanced Materials Inc. We intend to continue to consider further growth opportunities through the acquisition of assets or companies and routinely review acquisition opportunities. We cannot predict whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition.

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

We sell to customers outside of the United States from our United States and international operations. We have been and are continuing to expand our geographic reach in Europe and Asia. Shipments to customers outside of the United States accounted for approximately 35% of our sales in 2006 and 33% in 2005 and 2004. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Revenue from non-United States operations (principally Europe and Asia) amounted to approximately 23% of our sales in 2006, 25% in 2005 and 24% in 2004. There are a number of risks associated with international business activities, including:

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

Fluctuations in currency exchange rates, particularly for the euro and the yen, have impacted our sales, margins and profitability in the past. The fair value of our net liability relating to outstanding foreign currency contracts was ($0.8) million at December 31, 2006, indicating that the average hedge rates were unfavorable compared to the actual year-end market exchange rates. Additionally, foreign and international regulations have also impacted our sales, margins and profitability in the past. See also “— Health issues and litigation relating to machining and manufacturing of beryllium-containing products could significantly reduce demand for our products, limit our ability to operate and cause us to pay material amounts in respect of product liability claims”, found on page 6 and “— Our bertrandite ore mining and our manufacturing operations and our customers’ businesses are subject to extensive health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulation could increase those costs and liabilities or effectively prohibit production or use of beryllium-containing products”, found on page 7. Further, any of these risks could continue in the future.

A major portion of our bank debt consists of variable-rate obligations, which subjects us to interest rate fluctuations.

Our credit facilities are secured by working capital and certain assets, such as plant, property and equipment. Our working capital line-of-credit includes variable-rate obligations, which expose us to interest rate risks. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income. We have developed a hedging program to manage the risks associated with interest rate fluctuations, but our program may not effectively eliminate all of the financial exposure associated with interest rate fluctuations. We currently have an instrument in place that has the effect of fixing the interest rate on a portion of our outstanding debt for two years. In addition, the appraised value of the collateral may not allow us to take advantage of the full capacity of our line of credit. For additional information regarding our market risks, please refer to pages 31 and 32 of our annual report to shareholders for the period ended December 31, 2006.

The availability and prices of some raw materials we use in our manufacturing operations fluctuate, and increases in raw material costs can increase our operating costs.

We manufacture engineered materials using various precious and non-precious metals, including gold, silver, palladium, platinum, ruthenium, copper and nickel. The availability of and prices for these raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the United States dollar exchange rate, production costs of United States and foreign competitors, anticipated or perceived shortages and other factors. Decreased availability and fluctuating prices of precious and non-precious metals that we use in our manufacturing can increase our operating costs. For example, prices for copper have recently reached an all-time high due to, among other things, smelting capacity and increased demand from China. Further, we maintain some precious metals on a consigned inventory basis. The owners of the precious metals charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price of precious metals or the consignment fee could increase our financing costs, which could increase our operating costs. We use ruthenium for the manufacture of perpendicular magnetic recording technology products for the data storage market. Ruthenium is not widely used or traded on a public market and therefore there is no established market for hedging price exposure. Although our selling price is generally based on our cost to purchase ruthenium, the inventory carrying value may be exposed to market fluctuations.

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

The manufacturing processes that take place in our mining operation, as well as in our manufacturing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failure, and some equipment is not readily available or replaceable. In addition to equipment failures, our facilities are also subject to the risk of loss due to unanticipated events such as fires, explosions or other disasters. Material plant shutdowns or reductions in operations could harm our ability to fulfill our customers’ demands, which could harm our sales and cause our customers to find other suppliers. Further, remediation of any interruption in production capability may require us to make large capital expenditures which may have a negative effect on our profitability and cash flows. Our business interruption insurance may not cover all of the lost revenues associated with interruptions in our manufacturing capabilities.

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

We have numerous milling and manufacturing facilities and a mining operation, which depend on electrical power, fuel or other energy sources. See “Item 2. — Properties,” found on page 15. Our operating expenses are sensitive to changes in electricity prices and fuel prices, including natural gas prices. Prices for electricity and natural gas have continued to increase and can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed, and we may not be able to purchase energy at historical market rates. While we have some long-term contracts with energy suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward fixed price supply contracts for natural gas and electricity for use in our operations, those contracts are of limited duration and do not cover all of our fuel or electricity needs. Price increases in fuel and electricity costs will continue to increase our cost of operations.

We have a limited number of manufacturing facilities, and damage to those facilities could interrupt our operations, increase our costs of doing business and impair our ability to deliver our products on a timely basis.

Some of our facilities are interdependent. For instance, our manufacturing facility, in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Shoemakersville, Pennsylvania, Fremont, California and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. See “Item 2 — Properties,” found on page 15. The destruction or closure of any of our manufacturing facilities or our mine for a significant period of time as a result of fire, explosion, act of war or terrorism or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business and impair our ability to deliver our products on a timely basis. In such an event, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly increase the deficit position of our plans. Should the assets earn an average return less than 8.5% over time, it is likely that future pension expenses would increase. Investment earnings in excess of 8.5% may reduce future pension expenses. The actual return on our plan assets for the twelve months ending December 31, 2006 was 12.5% and the ten-year average annualized return as of year-end 2006 was 7.8%.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $3.8 million to our pension plan in

2007. If our current assumptions and estimates are not correct, a contribution in years beyond 2007 may be greater than the projected 2007 contribution required.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

Our expenditures for post-retirement health benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We also provide post-retirement health benefits to eligible employees. Our retiree health expense is directly affected by the assumptions we use to measure our retiree health plan obligations, including the assumed rate at which health care costs will increase and the discount rate used to calculate future obligations. For retiree health accounting purposes, we decreased the assumed rate at which health care costs will increase for the next year to 8% at December 31, 2006 from 9% at December 31, 2005. In addition, we have assumed that this health care cost increase trend rate will decline to 5% by 2010. We have used the same discount rates for our retiree health plans that we use for our pension plan accounting.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in assumed health care cost trend rates would have increased the post-employment benefits included among the liabilities in our balance sheet by $0.7 million at December 31, 2006.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our retiree health care expenses or obligations, diverting funds we would otherwise apply to other uses.

We are subject to fluctuations in currency exchange rates, which may negatively affect our financial performance.

A significant portion of our sales is conducted in international markets and priced in currencies other than the United States dollar. Revenues from customers outside of the United States (principally Europe and Asia) amount to 35% for 2006 and 33% for both 2005 and 2004. A significant part of these international sales are priced in currencies other than the U.S. dollar. Significant fluctuations in currency values relative to the United States dollar may negatively affect our financial performance. While we may hedge our currency transactions to mitigate the impact of currency price volatility on our earnings, any hedging activities may not be successful.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We operate manufacturing plants, service and other facilities throughout the world. Information as of December 31, 2006, with respect to our significant facilities that are owned or leased, and the respective segments in which they are included, is set forth below.

		Approximate
		Number of
Location	Owned or Leased	Square Feet

Manufacturing Facilities
Brewster, New York(1)	Leased	35,000
Buellton, California(1)	Leased	35,000
Buffalo, New York(1)	Owned	97,000
Delta, Utah(2)	Owned	86,000
Elmore, Ohio(2)(3)	Owned/Leased	556,000/300,000
Fremont, California(3)	Leased	16,800
Limerick, Ireland(1)	Leased	18,000
Lincoln, Rhode Island(4)	Owned	140,000
Lorain, Ohio(2)	Owned	55,000
Milwaukee, Wisconsin(1)	Owned/Leased	99,000/7,300
Newburyport, Massachusetts(5)	Owned	30,000
Oceanside, California(5)	Leased	12,000
Reading, Pennsylvania(2)	Owned	123,000
Santa Clara, California(1)	Leased	5,800
Singapore(1)	Leased	4,500
Subic Bay, Philippines(1)	Leased	5,000
Taipei, Taiwan(1)	Owned	5,000
Tucson, Arizona(3)	Owned	53,000
Wheatfield, New York(1)	Owned	29,000
Corporate and Administrative Offices
Cleveland, Ohio(2)(3)(5)	Owned	110,000
Service and Distribution Centers
Elmhurst, Illinois(2)	Leased	28,500
Fukaya, Japan(2)(3)(4)	Owned	35,500
Singapore(2)(3)(4)	Leased	2,500
Stuttgart, Germany(2)(4)	Leased	24,750
Theale, England(2)(3)(4)	Leased	19,700
Warren, Michigan(2)	Leased	34,500

(1)	Advanced Material Technologies and Services

(2)	Specialty Engineered Alloys

(3)	Beryllium and Beryllium Composites

(4)	Engineered Material Systems

(5)	All Other

In addition to the above, there are 7,500 acres in Juab County, Utah with respective mineral rights from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of the mineral rights is held under lease. Ore reserve data set forth on page 29 in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

Beryllium Claims

As of December 31, 2006, our subsidiary, Brush Wellman Inc., was a defendant in 13 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During 2006, the number of beryllium cases remained unchanged from 13 (involving 54 plaintiffs) as of December 31, 2005 to December 31, 2006. During 2006, one case (involving two plaintiffs) was settled and dismissed. One purported class action (involving one named plaintiff) was voluntarily dismissed by the plaintiff, but was later refiled. One case (involving two plaintiffs) was filed in 2006.

The 13 pending beryllium cases as of December 31, 2006 fall into two categories: Nine cases involving third-party individual plaintiffs, with 13 individuals (and six spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 named plaintiffs, as discussed more fully below. Claims brought by third party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Neal Parker, et al. v. Brush Wellman Inc., filed in the Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies, Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King, Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns and Ms. Watkins are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants, dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against defendant Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test. On March 10, 2006, the Court entered an order construing Defendants’ Motion to Enforce the March 29, 2005 Order as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, the plaintiffs have filed an appeal, and the case is now in the U.S. Court of Appeals for the Eleventh Circuit, case number 06-12243-D.

The third purported class action is George Paz, et al., v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc.; Brush Wellman Inc.; Wess-Del Inc.; and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs filed an appeal. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs did not appeal. On April 7, 2006, the U.S. Court of Appeals for the Fifth Circuit, in case number 05-60157, certified the question regarding whether Mississippi has a medical monitoring cause of action to the Mississippi Supreme Court. The case is now in the Supreme Court of Mississippi, case number 2006-FC-007712-SCT.

As reported above, one purported class action has been dismissed. The fourth purported class action was Gary Anthony v. Brush Wellman Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 01718, on March 3, 2005. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 05-CV-1202, on March 14, 2005. The only named plaintiff was Gary Anthony. The defendants were Brush Wellman Inc., Gary Kowalski, and Dickinson & Associates Manufacturers Representatives. The plaintiff purported to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who had ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff brought claims for negligence. Plaintiff sought the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Plaintiff filed a motion to remand to state court, which the District Court denied on February 14, 2006. On February 28, 2006, plaintiff filed a notice of appeal to the Third Circuit Court of Appeals. On August 15, 2006, the Court of Appeals dismissed plaintiff’s appeal as improper. On August 11, 2006, plaintiff filed a Stipulation of Dismissal of the underlying action in the U.S. District Court, which was approved by the Court on August 22, 2006; however, the Court further ordered that the action was dismissed without prejudice for plaintiff to refile. On November 15, 2006, defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-04419-JKG. Tube Methods alleges that Brush supplied beryllium-containing products to

U.S. Gauge, and that Tube Methods worked on these products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006.

Subsequent Events

From January 1, 2007 to March 5, 2007, one third-party case (involving two plaintiffs) was voluntarily dismissed by the plaintiffs. In George Paz, et al. v. Brush Engineered Materials Inc., et al., the Supreme Court of Mississippi issued an opinion that the laws of Mississippi do not allow for a medical monitoring cause of action without an accompanying physical injury on January 4, 2007. Plaintiffs filed a motion for rehearing, which was denied by the Mississippi Supreme Court on March 1, 2007. No new cases were filed during the period.

Other Claims

One of our subsidiaries, Williams Advanced Materials Inc. (WAM) is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York, consolidated under case number 03-CV-0276A (SR), WAM has asked the Court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. On August 3, 2005, the U.S. Court of Appeals for the Federal Circuit, case number 04-1602, affirmed the District Court’s decision denying Williams’ motion to enjoin Target from suing and threatening to sue Williams’ customers. The case reverted for further proceedings to the District Court, which has dismissed, without prejudice to their refiling, all other pending motions. Williams’ substitute revised supplemental and amended complaint with a proposed stipulated order was re-filed with the court on January 31, 2006, which the court approved on February 2, 2006. In September 2004, Target filed a separate action for patent infringement in U.S. District Court, Central District of California, case number SAC04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, and that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages and attorneys’ fees and costs. Trial, which had been scheduled for February 2007, has been adjourned to July 2007.

On April 17, 2003, the Company filed a complaint in the Court of Common Pleas for Ottawa County, Ohio, case no. 03-CVH-089, seeking a declaration of certain rights under insurance policies issued by Lloyds of London, certain London Market companies and certain domestic insurers, and damages and breach of contract. On August 30, 2006, the court granted Brush’s motion for partial summary judgment in its entirety. The parties then stipulated to the amount of damages and prejudgment interest resulting from those breaches of contract of approximately $7.3 million, subject to reduction if an appellate court modifies or amends the grant of partial summary judgment. The defendants’ attempt to appeal on an interlocutory basis was denied. The parties agreed separately to approximately $0.5 million in damages related to claims not covered by the partial summary judgment order. Trial of the bad faith claim is set for December 2007. The damage award was subsequently increased to $8.8 million as a result of the defendants stipulating to the attorney’s fees incurred in pursuing this action. Given the uncertainty surrounding the timing and outcome of the appeal process and the possibility for a portion or all of the award to be reversed, we have not recorded the impact of the award in our consolidated financial statements as of December 31, 2006.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2006.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the New York Stock Exchange under the symbol “BW”. As of March 2, 2007 there were 1,506 shareholders of record. The information as to stock price set forth in Note R on page 59 of the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference. We did not pay any dividends in 2005 or 2006. We have no current intention to declare dividends on our common shares in the near term. Our current policy is to retain all funds and earnings for the use in the operation and expansion of our business.

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data on pages 60 and 61 of the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management’s discussion and analysis of financial condition and results of operations on pages 18 through 33 of the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures on pages 31 and 32 of the annual report to shareholders for the year ended December 31, 2006 are incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and the following consolidated financial statements included in the annual report to shareholders for the year ended December 31, 2006 are incorporated herein by reference:

Consolidated Balance Sheets — December 31, 2006 and 2005.

Consolidated Statements of Income — Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Quarterly Data on page 59 in Note R to the consolidated financial statements in the annual report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment on our internal control over financial reporting is contained in Management’s Report on Internal Control over Financial Reporting on page 35 in our annual report to shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting opining on management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, and opining on the effectiveness of our internal control over financial reporting is contained on page 35 in the annual report to shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors” in the proxy statement for our 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated by reference into this section. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors — Audit Committee” and “— Audit Committee Expert, Financial Literacy and Independence” in the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions, in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. These materials, along with the charters of the Audit, Governance and Organization, Compensation and Retirement Plan Review Committees of our Board of Directors, which also comply with applicable requirements, are available on our website at www.beminc.com, and copies are also available upon request by any shareholder to Secretary, Brush Engineered Materials Inc., 17876 St. Clair Avenue, Cleveland, Ohio 44110. We make our reports on Forms 10-K, 10-Q and 8-K available on our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments or waivers to our Code of Conduct Policy and Statement on Significant Corporate Governance Issues will also be made available on our website. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required under this heading is incorporated by reference from the sections entitled “Executive Compensation,” “2006 Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this heading is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Number of
	Number of				Securities
	Securities to be				Remaining Available
	Issued Upon		Weighted Average		for Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding		Outstanding		Compensation Plans
	Options, Warrants		Options, Warrants		(Excluding Securities
	and Rights		and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	965,919	(1)	$17.45	(2)	1,070,350	(3)
Equity compensation plans not approved by security holders	0		0		0
Total	965,919		$17.45		1,070,350

(1)	Consists of options awarded under the 1979, 1984, 1989, 1995 and 2006 Stock Incentive Plans and the 1990 and 1997 Non-employer Director Stock Incentive Plans. This amount includes 50,284 restricted shares, 14,984 restricted stock units, and 119,311 performance restricted shares at the target level. In addition, up to 59,656 performance shares could be issued if performance goals are achieved above target.

(2)	The weighted average calculation does not include restricted shares, restricted stock units, or performance restricted shares as they have no exercise price.

(3)	Represents the number of shares of common stock available to be awarded as of December 31, 2006. Effective May 2, 2006, all equity compensation awards are granted pursuant to the shareholder approved 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to related party transactions required under Item 13 is incorporated by reference from the sections entitled “Related Party Transactions” and “Corporate Governance; Committees of the Board of Directors — Board Independence” of the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 is incorporated by reference from the section entitled “Ratification of Independent Registered Public Accounting Firm” of the proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Supplemental Information

Included in Part II of this Form 10-K annual report incorporated by reference to the annual report to shareholders for the year ended December 31, 2006 are the following consolidated financial statements:

Consolidated Balance Sheets — December 31, 2006 and 2005.

Consolidated Statements of Income — Years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

The following consolidated financial information for the years ended December 31, 2006, 2005 and 2004 is submitted herewith:

Schedule II — Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3.	Exhibits

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Brush Engineered Materials Inc., file number 001-15885, unless otherwise noted.

(3a)	Amended and Restated Articles of Incorporation of Brush Engineered Materials Inc. (filed as Annex B to the Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
(3b)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Exhibit 4b to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.
(4a)	Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A. as Rights Agent (filed as Exhibit 4a to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May 16, 2000), incorporated herein by reference.
(4b)	First Amendment to Rights Agreement, dated as of December 7, 2004, by and between Brush Engineered Materials Inc. and LaSalle Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(4c)	Indenture Modification between Toledo-Lucas County Port Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Quarterly Report on Form 10-Q filed by Brush Engineered Materials Inc. on August 11, 2003), incorporated herein by reference.
(4d)	Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

(4e)	Credit Agreement dated December 4, 2003 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A, acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K on December 5, 2003), incorporated herein by reference. (superseded by Exhibit 41)
(4f)	Post-Closing Letter Agreement dated December 4, 2003 among the Company, Bank One, N.A., as agent, and the other parties to the Credit Agreement dated as of the date hereof, and Associated Waivers (filed as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2004), incorporated herein by reference. (superseded by Exhibit 41)
(4g)	First Amendment to Credit Agreement dated March 1, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 4f to the Company’s Form 10-K Annual Report for the year ended December 31, 2003), incorporated herein by reference. (superseded by Exhibit 41)
(4h)	Second Amendment to Credit Agreement dated December 22, 2004 among Brush Engineered Materials Inc. and other borrowers and Bank One, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 27, 2004), incorporated herein by reference. (superseded by Exhibit 41)
(4i)	Third Amendment to Credit Agreement dated October 5, 2005 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase Bank, N.A. (formerly Bank One, N.A.), acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on October 5, 2005), incorporated herein by reference. (superseded by Exhibit 41)
(4j)	Fourth Amendment to Credit Agreement dated December 29, 2005 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase Bank, N.A. (formerly Bank One, N.A.), acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on January 3, 2006), incorporated herein by reference. (superseded by Exhibit 4l)
(4k)	Amended and Restated Credit Agreement dated January 31, 2007 among Brush Engineered Materials Inc. and other borrowers and J. P. Morgan/Chase Bank, N.A, acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K on January 31, 2007), incorporated herein by reference.
(4l)	Post-closing Letter Agreement dated December 4, 2003 among the Company, Bank One, N.A., as agent, and the other parties to the Credit Agreement dated as of the date hereof, and Associated Waivers (filed as Exhibit 4a to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2004), incorporated herein by reference.
(4m)	Precious Metals Agreement dated March 24, 2005 between Brush Engineered Materials Inc. and Fleet Precious Metals Inc., a corporation operating as Bank of America Precious Metals (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on March 31, 2005), incorporated herein by reference.
(4n)	First Amendment to Precious Metals Agreement dated November 16, 2005 between Brush Engineered Materials Inc. and Fleet Precious Metals Inc., a corporation operating as Bank of America Precious Metals (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on November 16, 2005), incorporated herein by reference.
(4o)	Second Amendment to Precious Metals Agreement dated December 29, 2005 between Brush Engineered Materials Inc. and Fleet Precious Metals Inc., a corporation operating as Bank of America Precious Metals (filed as Exhibit 99.2 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on January 3, 2006), incorporated herein by reference.

(10a)*	Form of Indemnification Agreement entered into by the Company and its executive officers and key employees (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2005), incorporated herein by reference.
(10b)*	Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2005), incorporated herein by reference.
(10c)*	Form of Severance Agreement for Executive Officers (filed as Exhibit 10f to the Company’s form 10-k Annual Report for the year ended December 31, 2001), incorporated herein by reference. (Superseded by Exhibit 10d)
(10d)*	Form of Severance Agreement for Executive Officers (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 13, 2007), incorporated herein by reference.
(10e)*	Form of Severance Agreement for Key Employees (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10f)*	Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company’s Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.
(10g)*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.
(10h)*	2004 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10i)*	2005 Management Performance Compensation Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10j)*	2006 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
(10k)*	2007 Management Performance Compensation Plan (filed as Exhibit 10.1) to the Current Report on Form 8-K filed on February 13, 2007), incorporated herein by reference.
(10l)*	Long-term Incentive Plan for the performance period January 1, 2003 through December 31, 2004 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10m)*	Long-term Incentive Plan for the performance period January 1, 2004 through December 31, 2006 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
(10n)*	Long-term Incentive Plan for the performance period January 1, 2005 through December 31, 2007 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10o)*	Long-term Incentive Plan for the performance period January 1, 2007 through December 31, 2007 (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10p)*	1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc. as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.
(10q)*	Amendment, effective May 16, 2000, to the 1979 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement on Form S-8, No. 2-64080), incorporated herein by reference.
(10r)*	1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush Wellman Inc. as Exhibit 4.4 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.
(10s)*	Amendment, effective May 16, 2000, to the 1984 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 2-90724), incorporated herein by reference.

(10t)*	1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.
(10u)*	Amendment, effective May 16, 2000, to the 1989 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-28605, incorporated herein by reference.
(10v)*	1995 Stock Incentive Plan (as Amended March 3, 1998) (filed as Appendix A to the Company’s Proxy Statement dated March 16, 1998), incorporated herein by reference.
(10w)*	Amendment, effective May 16, 2000, to the 1995 Stock Incentive Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63357), incorporated herein by reference.
(10x)*	Amendment No. 2, effective February 1, 2005, to the 1995 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10y)*	2006 Stock Incentive Plan (filed as Exhibit 10.1 to the current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10z)*#	Amendment No. 1, effective January 1, 2007, to the Brush Engineered Materials Inc. 2006 Stock Incentive Plan.
(10aa)*	Form of Nonqualified Stock Option Agreement, (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10ab)*	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10ac)*	Form of Nonqualified Stock Option Agreement for Mr. Harnett (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10ad)*	Form of Special Restricted Stock Agreement (filed as Exhibit 10w to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10ae)*	Form of 2004 Special Restricted Stock Agreement (filed as Exhibit 10x to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10af)*	Form of 2007 Restricted Stock Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 13, 2007), incorporated herein by reference.
(10ag)*	Form of 2005 Performance Share Agreement (filed as Exhibit 10y to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10ah)	Form of 2006 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10ai)*	Form of 2007 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 13, 2007), incorporated herein by reference.
(10aj)*	Form of 2006 Appreciation Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10ak)*	Form of 2007 Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 13, 2007), incorporated herein by reference.
(10al)*	Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company’s Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.
(10am)*	Amendment No. 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company’s Form 10-K Annual Report for the year ended December 31, 1995), incorporated herein by reference.
(10an)*	Amendment No. 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10ao)*	Amendment No. 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

(10ap)*	Amendment No. 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10aq)*	Amendment No. 6, adopted September 1999, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10ar)*	Amendment No. 7, adopted May 2000, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10v to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10as)*	Amendment No. 8, adopted December 21, 2001, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10at)*	Amendment No. 9, adopted December 22, 2003, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10au)*	Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-52141 filed by Brush Wellman Inc. on May 5, 1998, incorporated herein by reference.
(10av)*	Amendment No. 1 to the Key Employee Share Option Plan, (effective May 16, 2005) (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-52141), incorporated herein by reference.
(10aw)*#	Amendment No. 2 to the Key Employee Share Option Plan dated June 10, 2005.
(10ax)*	1997 Stock Incentive Plan for Non-employee Directors, (As Amended and Restated as of May 1, 2001) (filed as Appendix B to the Company’s Proxy Statement dated March 19, 2001), incorporated herein by reference.
(10ay)*	Amendment No. 1 to the 1997 Stock Incentive Plan for Non-employee Directors, (filed as Exhibit 10gg to the Company’s Form 10-K Annual Report for the year ended December 31, 2003), incorporated herein by reference.
(10az)*	Form of Nonqualified Stock Option Agreement for Non-employee Directors (filed as Exhibit 10mm to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10ba)*	1992 Deferred Compensation Plan for Non-employee Directors (As Amended and Restated as of December 2, 1997) (filed as Exhibit 4d to the Registration Statement on Form S-8, No. 333-63353, filed by Brush Wellman Inc.), incorporated herein by reference.
(10bb)*	2000 Reorganization Amendment, dated May 16, 2000, to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.
(10bc)*	Amendment No. 1 (effective September 11, 2001) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4c to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-74296), incorporated herein by reference.
(10bd)*	Amendment No. 2 (effective September 13, 2004) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report for the quarter ended October 1, 2004), incorporated herein by reference.
(10be)*	Amendment No. 3 (effective January 1, 2005) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10rr to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10bf)*	2005 Deferred Compensation Plan for Non-employee Directors (effective January 1, 2005) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(10bg)*	2006 Non-employee Director Equity Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed 8, 2006), incorporated herein by reference.
(10bh)*#	Amendment No. 1 (effective January 1, 2007) to the Brush Engineered Materials Inc. 2006 Non-employee Director Equity Plan.

(10bi)*#	Amendment No. 2 (effective February 8, 2007) to the Brush Engineered Materials Inc. 2006 Non-employee Director Equity Plan.
(10bj)*	Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10.21 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(10bk)*	Amendment No. 1 to the Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on February 8, 2006), incorporated herein by reference.
(10bl)*#	Amendment No. 2 to the Executive Deferred Compensation Plan II (effective January 1, 2005).
(10bm)*	Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
(10bn)*	Trust Agreement between the Company and Fifth Third, dated March 10, 2005 relating to the 2005 Executive Deferred Compensation Plan II (filed as Exhibit 10ww to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10bo)	Trust Agreement between the Company and Fifth Third Bank dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
(10bp)	Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company’s Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.
(10bq)	Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report for the quarter ended June 27, 2003), incorporated herein by reference.
(10br)	Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report for the quarter ended September 26, 2003), incorporated herein by reference.
(10bs)	Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(13)	Annual report to shareholders for the year ended December 31, 2006.
(21)	Subsidiaries of the Registrant
(23)	Consent of Ernst & Young LLP
(24)	Power of Attorney
(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350

*	Denotes a compensatory plan or arrangement.

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

By: /s/ RICHARD J. HIPPLE Richard J. Hipple Chairman of the Board, President and Chief Executive Officer	By: /s/ JOHN D. GRAMPA John D. Grampa Sr. Vice President Finance and Chief Financial Officer

March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. HIPPLE* Richard J. Hipple*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ JOHN D. GRAMPA John D. Grampa	Sr. Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ ALBERT C. BERSTICKER* Albert C. Bersticker*	Director	March 15, 2007

/s/ JOSEPH P. KEITHLEY* Joseph P. Keithley*	Director	March 15, 2007

/s/ WILLIAM B. LAWRENCE* William B. Lawrence*	Director	March 15, 2007

William P. Madar	Director	March 15, 2007

/s/ WILLIAM G. PRYOR* William G. Pryor*	Director	March 15, 2007

/s/ N. MOHAN REDDY* N. Mohan Reddy*	Director	March 15, 2007

/s/ WILLIAM R. ROBERTSON* William R. Robertson*	Director	March 15, 2007

/s/ JOHN SHERWIN, JR.* John Sherwin, Jr.*	Director	March 15, 2007

*The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. GRAMPA John D. Grampa Attorney-in-Fact	March 15, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES
Years ended December 31, 2006, 2005 and 2004

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
	Balance at	(1)	(2)				Balance at
	Beginning	Charged to Costs	Charged to Other		Deduction —		End of
DESCRIPTION	of Period	and Expenses	Accounts — Describe		Describe		Period

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,315,000	$856,000	$0		$349,000	(B)	$1,822,000
Inventory reserves and obsolescence	$2,711,000	$1,348,000	$1,554,000	(A)	$1,158,000	(C)	$4,455,000
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,555,000	$161,000	$0		$401,000	(B)	$1,315,000
Inventory reserves and obsolescence	$3,166,000	$1,709,000	$0		$2,164,000	(C)	$2,711,000
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,427,000	$532,000	$0		$404,000	(B)	$1,555,000
Inventory reserves and obsolescence	$4,301,000	$870,000	$0		$2,005,000	(C)	$3,166,000

Note A — Beginning balance from acquisition.

Note B — Bad debts written-off, net of recoveries.

Note C — Inventory write-off.