Form 10-Q
period 2007-03-30
BRUSH ENGINEERED MATERIALS INC
filed 2007-04-30
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15885

BRUSH ENGINEERED MATERIALS INC.
(Exact name of Registrant as specified in charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1919973 (I.R.S. Employer Identification No.)
17876 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44110 (Zip Code)

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

As of April 20, 2007 there were 20,300,368 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended March 30, 2007 are as follows:

Consolidated Statements of Income — First Quarter ended March 30, 2007 and March 31, 2006	2
Consolidated Balance Sheets — March 30, 2007 and December 31, 2006	3
Consolidated Statements of Cash Flows — Three months ended March 30, 2007 and March 31, 2006	4
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Dollars in thousands except share and	Mar. 30,	Mar. 31,
per share amounts)	2007	2006

Net sales	$250,314	$167,723
Cost of sales	180,930	133,580

Gross margin	69,384	34,143
Selling, general and administrative expense	28,670	23,908
Research and development expense	1,326	1,081
Other-net	2,533	325

Operating profit	36,855	8,829
Interest expense	683	1,143

Income before income taxes	36,172	7,686
Income taxes	13,058	2,459

Net income	$23,114	$5,227

Per share of common stock: basic	$1.15	$0.27
Weighted average number of common shares outstanding	20,153,000	19,261,000
Per share of common stock: diluted	$1.12	$0.27
Weighted average number of common shares outstanding	20,613,000	19,578,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Mar. 30,	Dec. 31,
(Dollars in thousands)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$16,108	$15,644
Accounts receivable	95,710	86,461
Inventories	168,642	151,950
Prepaid expenses	15,165	13,988
Deferred income taxes	3,417	3,541

Total current assets	299,042	271,584
Other assets	13,193	13,577
Related-party notes receivable	98	98
Long-term deferred income taxes	7,315	15,575
Property, plant and equipment	561,099	557,861
Less allowances for depreciation, depletion and amortization	384,542	381,932

	176,557	175,929
Goodwill	21,843	21,843

	$518,048	$498,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$23,169	$28,076
Current portion of long-term debt	631	632
Accounts payable	27,525	30,744
Other liabilities and accrued items	45,295	52,161
Unearned revenue	1,374	314
Income taxes	3,500	4,515

Total current liabilities	101,494	116,442
Other long-term liabilities	9,011	11,642
Retirement and post-employment benefits	56,244	59,089
Long-term income taxes	4,331	—
Deferred income taxes	133	151
Long-term debt	30,246	20,282
Shareholders’ equity	316,589	291,000

	$518,048	$498,606

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
	Mar. 30,	Mar. 31,
(Dollars in thousands)	2007	2006

Net income	$23,114	$5,227
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	6,158	5,627
Amortization of deferred financing costs in interest expense	107	139
Derivative financial instrument ineffectiveness	34	(248)
Stock-based compensation expense	939	292
Decrease (increase) in accounts receivable	(9,253)	(12,462)
Decrease (increase) in inventory	(17,970)	(11,919)
Decrease (increase) in prepaid and other current assets	(1,047)	(3,336)
Decrease (increase) in deferred income taxes	—	1,967
Increase (decrease) in accounts payable and accrued expenses	(14,001)	2,141
Increase (decrease) in unearned revenue	1,061	1,126
Increase (decrease) in interest and taxes payable	10,272	1,065
Increase (decrease) in other long-term liabilities	(1,896)	1,156
Other — net	(2,184)	2,418

Net cash used in operating activities	(4,666)	(6,807)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(4,845)	(2,081)
Payments for mine development	(1,974)	(13)
Payments for purchase of business net of cash received	—	(25,694)
Proceeds from sale of business	2,150	—
Proceeds from sale of property, plant and equipment	51	—
Other investments — net	2	—

Net cash used in investing activities	(4,616)	(27,788)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(5,009)	3,599
Proceeds from issuance of long-term debt	15,000	26,000
Repayment of long-term debt	(5,037)	(33)
Issuance of common stock under stock option plans	3,288	558
Tax benefit from exercise of stock options	1,713	—

Net cash provided from financing activities	9,955	30,124
Effects of exchange rate changes	(209)	(225)

Net change in cash and cash equivalents	464	(4,696)
Cash and cash equivalents at beginning of period	15,644	10,642

Cash and cash equivalents at end of period	$16,108	$5,946

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 30, 2007 and December 31, 2006 and the results of operations for the three month periods ended March 30, 2007 and March 31, 2006. All of the adjustments were of a normal and recurring nature.

Note B — Inventories

	Mar. 30,	Dec. 31,
	2007	2006
	(Dollars in thousands)

Principally average cost:
Raw materials and supplies	$28,899	$36,390
Work in process	145,030	124,670
Finished goods	58,727	56,721

Gross inventories	232,656	217,781
Excess of average cost over LIFO inventory value	64,014	65,831

Net inventories	$168,642	$151,950

Note C — Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Mar. 30,	Mar. 31,	Mar. 30,	Mar. 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Components of net periodic benefit cost
Service cost	$1,153	$1,253	$75	$74
Interest cost	1,838	1,742	478	476
Expected return on plan assets	(2,141)	(2,078)	—	—
Amortization of prior service cost	(163)	(178)	(9)	(9)
Amortization of net loss	433	517	—	—

Net periodic benefit cost	$1,120	$1,256	$544	$541

Note D — Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $1.9 million as of March 30, 2007 and 2.1 million as of December 31, 2006. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. There were no settlement payments made during the first quarter 2007. Portions of the outstanding claims are covered by varying levels of insurance.

In the third quarter 2006, the Court of Common Pleas in Ottawa County, Ohio issued a summary judgment in the Company’s favor and awarded the Company damages of $7.8 million to be paid by the Company’s former insurance providers. The Company had filed the lawsuit against its former insurers in attempts to resolve a dispute over how insurance coverage should be applied to incurred legal defense costs and indemnity payments. The Court

Notes to Consolidated Financial Statements — (Continued)

ruling agreed with the Company’s position. The damages, which were stipulated to by the defendants, represent costs previously paid by the Company over a number of years that were not reimbursed by the insurance providers. The damages also include accrued interest on those costs. The award was subsequently increased to $8.8 million as a result of the defendants stipulating to the attorney’s fess incurred in pursuing this action. The Company believes that the defendants will appeal this ruling and therefore all or a portion of the $8.8 million may not realized by the Company. Given the uncertainty surrounding the timing and outcome of the appeal process and the possibility for a portion or all of the award to be reversed, the Company has not recorded the impact of the award in its Consolidated Financial Statements as of March 30, 2007.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. A trial date for this case has been set for the third quarter 2007. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of March 30, 2007. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. WAM does not believe that a range of potential losses, if any, can be estimated at the present time.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.1 million as of March 30, 2007, unchanged from December 31, 2006. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Comprehensive Income

The reconciliation between net income and comprehensive income for the three month periods ended March 30, 2007 and March 31, 2006 is as follows:

	First Quarter Ended
	Mar. 30,	Mar. 31,
	2007	2006
	(Dollars in thousands)

Net income	$23,114	$5,227
Cumulative translation adjustment	294	106
Change in the fair value of derivative financial instruments	(2,590)	1,446
Minimum pension and other retirement plan liability	261	—

Comprehensive income	$21,079	$6,779

Notes to Consolidated Financial Statements — (Continued)

Note F — Segment Reporting

Beginning in the fourth quarter 2006 and due largely because the Company has a new chief operating decision maker, the operating segments will no longer be aggregated and the Company will report its four material segments separately. WAM is reported as Advanced Material Technologies and Services, Alloy Products reported as Specialty Engineered Alloys, Beryllium Products is now Beryllium and Beryllium Composites and TMI is is Engineered Material Systems. Brush Ceramic Products, a wholly owned subsidiary that formerly was part of Electronic Products, has been merged into Beryllium and Beryllium Composites. The remaining portions of Electronic Products, due to their insignificance, are reported in the reconciling All Other column in the table below.

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
	and Services	Alloys	Composites	Systems	Subtotal	Other	Total
	(Dollars in thousands)

First Quarter 2007
Revenues from external customers	$143,657	$70,364	$15,178	$16,749	$245,948	$4,366	$250,314
Intersegment revenues	1,301	3,449	307	790	5,847	—	5,847
Operating profit (loss)	31,975	5,302	2,133	580	39,990	(3,135)	36,855
Assets	177,967	236,486	32,747	27,222	474,422	43,626	518,048

First Quarter 2006
Revenues from external customers	$75,405	$60,410	$10,397	$17,920	$164,132	$3,591	$167,723
Intersegment revenues	931	2,682	169	447	4,229	1	4,230
Operating profit (loss)	8,957	478	150	1,400	10,985	(2,156)	8,829
Assets	129,039	221,482	33,064	28,307	411,892	36,047	447,939

Note G — Stock-based Compensation Expense

The Company granted approximately 50,000 shares of restricted stock to certain employees in the first quarter 2007 at a fair value of $44.72 per share. The fair value was determined using the closing price of the Company’s stock on the grant date of February 15, 2007 and will be amortized over the vesting period of three years. The shares will be forfeited should the holders’ employment terminate prior to the vesting period.

The Company granted approximately 40,000 stock appreciation rights (SARs) to certain employees in the first quarter 2007 at a strike price of $44.72 per share. The fair value of the SARs, which was determined on the grant date of February 15, 2007 using a Black-Scholes model, was $22.77 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

The Company implemented a long-term incentive plan for the 2007 to 2009 time period for executive officers and certain other employees in the first quarter 2007. Awards under the plan are based upon the Company’s performance during this time period and any payout at the end of the period may vary depending upon the degree to which the actual performance exceeds the pre-determined threshold, target and maximum performance levels. Under the 2007 to 2009 long-term incentive plan, awards earned up to the target level will be settled in shares of the Company’s stock. The portion of any awards earned in excess of the target up to the maximum payout will be settled in cash based upon the share price of the Company’s stock at the end of the performance period. Compensation expense is based upon the current performance projections for the three-year period, the percentage of requisite service rendered and the market value of the Company’s stock on the February 15, 2007 grant date. The offset to compensation expense is recorded within shareholder’s equity. The compensation expense for the portion of any payout in excess of target is based upon the market price of the Company’s stock at the end of the period with the offset recorded as a liability.

Notes to Consolidated Financial Statements — (Continued)

Total share based compensation expense for the above and previously existing grants and plans was $0.9 million in the first quarter 2007 and $0.3 million in the first quarter 2006.

Note H — Income Taxes

The tax expense of $13.1 million in the first quarter 2007 was calculated by applying an effective tax rate of 36% against the income before income taxes. The differences between the effective and statutory rates included the effects of percentage depletion, foreign source income and deduction, the production deduction credit and other factors. The tax expense of $2.5 million in the first quarter 2006 was calculated by applying an effective tax rate of 32% against the income before income taxes. The differences between the effective and statutory rates in that period were primarily the impact of foreign source income and percentage depletion.

Note I — Income Taxes — Adoption of FIN 48

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result of adopting FIN 48, the Company recognized a $1.4 million increase to its reserve for uncertain tax positions, which is included in accrued income taxes on the Consolidated Balance Sheet. The increase was accounted for as an adjustment to the retained earnings balance as of January 1, 2007. The prior year’s results were not restated for the adoption of FIN 48.

As of January 1, 2007, the Company had $5.4 million of unrecognized tax benefits, of which $4.3 million would affect the effective tax rate if recognized. The gross unrecognized tax benefits differ from the amount that would affect the effective tax rate due to the impact of various offsetting items.

The Company or its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The tax years 1999 through 2006 remain open to examination for federal and state taxing jurisdictions to which we are subject. No foreign jurisdiction tax years are open prior to 2000.

The Company classifies all interest and penalties as income tax expense. As of January 1, 2007, the Company recorded $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company believes that due to a current audit, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million within the next twelve months.

Note J — New Pronouncements

The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of this statement will have, if any, on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are an integrated producer of engineered materials used in a variety of high performance electrical, electronic, thermal and structural applications. Major markets for our materials include telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance.

Sales in the first quarter 2007 were $250.3 million, growing $82.6 million over the first quarter 2006. Sales have now grown for nine consecutive quarters and sales in the first quarter 2007 established a record high. The sales growth was fueled largely by the growing demand for our materials for hard disk drive applications from the data storage market. Other new products were also responsible for a portion of the sales growth. Sales benefited from the improved pricing of products from two of our businesses, which helped to offset the high cost of various raw materials. The higher precious metal price pass through contributed to the increased sales as well. Our international sales grew to their highest quarterly total ever.

The gross margin of $69.4 million in the first quarter 2007 was more than double the margin earned in the first quarter last year and improved to 28% of sales from 20% of sales. The margin growth resulted from the improved pricing, the higher sales volume and the leveraging of the overhead costs and from the turnover of lower cost ruthenium inventory at current market prices. Operating profit grew to $36.9 million in the first quarter 2007 from $8.8 million in the first quarter 2006 while earnings per share grew to $1.12 for the quarter compared to $0.27 in the first quarter of last year.

We sold our small circuits business for $2.2 million in the first quarter 2007. The business had limited growth opportunity and no longer fit with our long-term growth strategy. The loss on the sale of $0.2 million and the operating loss of $0.5 million were included in the $36.9 million operating profit in the first quarter.

The inventory and accounts receivable balances increased during the first quarter 2007 as would be expected given the sales increase. However, the inventory turnover ratio and the days sales outstanding, two measures of how well these working capital investments are utilized, both improved in the quarter. We made a contribution to the domestic defined benefit pension plan and paid the 2006 annual employee incentive compensation in the first quarter 2007. We continued our investment in the expansion of various facilities to meet the growing demand from the data storage and other markets. We also began work on opening a new mine that will eventually supply ore for our beryllium-based operations. As a result of the above, our total debt increased $5.0 million and stood at $54.0 million at the end of the quarter.

RESULTS OF OPERATIONS

	First Quarter
	2007	2006	Changes
	(Millions, except per share data)

Sales	$250.3	$167.7	$82.6
Operating profit	36.9	8.8	28.1
Income before income taxes	36.2	7.7	28.5
Net income	23.1	5.2	17.9
Diluted E.P.S.	$1.12	$0.27	$0.85

Sales of $250.3 million in the first quarter 2007 were 49% higher than first quarter 2006 sales of $167.7 million. Sales have grown over the comparable quarter in the prior year for seventeen consecutive quarters. Over half of the increase in sales in the first quarter 2007 was due to ruthenium-based targets sold to the data storage market for hard disk drive applications. Sales also increased due to improved pricing on copper-based alloy products sold into the telecommunications and computer, appliance, aerospace and other markets. Sales for defense and government-related applications grew in the first quarter 2007 over the first quarter 2006 while the demand from the automotive electronics market softened in the first quarter 2007.

We use precious metals, including gold, silver, platinum and palladium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. The prices for the precious metals we use on average were higher in the first quarter 2007 than in the first quarter 2006 resulting in an estimated $7.6 million increase in sales in the first quarter 2007 as compared to the first quarter 2006.

Total international sales were $116.3 million in the first quarter 2007, more than double international sales of $57.0 million in the first quarter 2006. International sales were 47% of total sales in the first quarter 2007 and 34% of total sales in the first quarter 2006. A large portion of the ruthenium sales growth was to international customers. The effect of translating foreign currency denominated sales was a favorable $1.2 million in the first quarter 2007.

The gross margin was $69.4 million, or 28% of sales, in the first quarter 2007 compared to $34.1 million, or 20% of sales, in the first quarter 2006. The price of ruthenium escalated in the second half of 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $16.9 million (or 7% of sales) in the first quarter 2007. Due to the inventory turnover, changes in our pricing strategies and the flattening to slight decline in ruthenium prices in 2007, the benefits from selling ruthenium-based inventory with a cost below market will be lower in the second quarter 2007 than the first quarter 2007. The overall increase in sales volume contributed to the margin improvement as did the improved pricing from two of our businesses; the improved pricing helped to offset the impact of the continuing high cost of copper and nickel. Manufacturing overhead costs increased $2.1 million in the first quarter 2007 over the first quarter 2006 but declined as a percentage of sales.

Selling, general and administrative expenses (SG&A) were $28.7 million in the first quarter 2007 versus $23.9 million in the first quarter 2006. SG&A expenses were 11% of sales in the first quarter 2007 and 14% of sales in the first quarter 2006. Incentive compensation expense accounted for approximately $3.6 million of the $4.8 million increase in SG&A expenses. This increase was due to a combination of our improved financial performance and the impact of the higher share price for our common stock on certain incentive compensation plans. Other stock-based compensation expense (for employee stock options and restricted stock amortization) was $0.3 million higher in the first quarter 2007 than the first quarter 2006. Selling and marketing expenses increased in order to support the higher level of sales while various administrative costs increased in order to manage the expanding operations. The exchange rate effect on the translation of Brush International, Inc.’s subsidiaries’ expenses was an unfavorable $0.3 million.

Research and development expenses (R&D) were $1.3 million in the first quarter 2007 and $1.1 million in the first quarter 2006. Our R&D efforts remain closely aligned with our marketing and manufacturing operations to develop new products and improve processes.

The major components of other-net expense for the first quarter 2007 and 2006 were as follows:

	First Quarter
Income (expense)	2007	2006
	(Millions)

Exchange gain (loss)	$(0.3)	$0.6
Derivative ineffectiveness	—	0.2
Directors’ deferred compensation	(1.0)	(0.3)
Metal financing fees	(0.6)	(0.4)
Loss on sale of business	(0.2)	—
Other items	(0.4)	(0.4)

Total	$(2.5)	$(0.3)

The weaker U.S. dollar relative to the strike prices in the hedge contracts that matured during the quarter resulted in exchange losses in the first quarter 2007 as opposed to exchange gains in the first quarter 2006.

Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. A gain was recorded in the first quarter 2006 as a result of an increase in interest rates in that period. An immaterial expense was recorded in the first quarter 2007.

The expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movement in the share price of our stock; an expense was recorded in both the first quarter 2007 and 2006 as a result of an increase in the share price, with a much larger increase in the price in the first quarter 2007.

In the first quarter 2007, we sold substantially all of the operating assets and liabilities of Circuits Processing Technology, Inc. (CPT), a wholly owned subsidiary that manufactures thick film circuits, for $2.2 million. CPT, which was acquired in 1996, was a small operation with limited growth opportunities. The loss on the sale was $0.2 million.

The metal financing fee was higher in the first quarter 2007 than in the first quarter 2006 due largely to the higher value of the metal on hand in the first quarter 2007 as compared to the first quarter 2006.

Net-other also includes the amortization of intangible assets, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

Operating profit was $36.9 million in the first quarter 2007 and more than quadruple the operating profit of $8.8 million in the first quarter 2006. This improvement resulted from the margin earned on the higher sales, improved pricing and the turnover of the lower cost ruthenium inventory. These gains were partially offset by higher expenses. Operating profit was 15% of sales in the first quarter 2007 and 5% of sales in the first quarter 2006.

Interest expense was $0.7 million in the first quarter 2007, a reduction of $0.4 million from the expense of $1.1 million in the first quarter 2006. The lower expense was primarily attributable to lower outstanding debt levels in the first quarter 2007 than the first quarter 2006. Debt increased early in the first quarter 2006 as a result of the acquisition of CERAC, incorporated and declined in subsequent periods due to the cash flow generated by operations.

Income before income taxes was $36.2 million in the first quarter 2007 compared to $7.7 million in the first quarter 2006, a $28.5 million improvement.

A tax provision of 36% was applied against income before income taxes in the first quarter 2007 while a rate of 32% was used in the first quarter 2006. The effects of percentage depletion, foreign source income, executive compensation, the production deduction and other factors were the major factors for the difference between the effective and statutory rates in the first quarter 2007. The effects of foreign source income and percentage depletion were the major causes for the difference between the effective and statutory rates in the first quarter 2006. The tax rate was higher in the first quarter 2007 than the first quarter 2006 due to the higher level of taxable income in 2007, differences in foreign tax benefits and other factors.

Net income was $23.1 million in the first quarter 2007, an improvement of $17.9 million over the net income of $5.2 million earned in the first quarter 2006. Diluted earnings per share were $1.12 in the first quarter 2007 and $0.27 in the first quarter 2006.

Prior to year-end 2006, we aggregated our businesses into two reporting segments. The Metal Systems Group included Alloy Products, Beryllium Products and Technical Materials, Inc. (TMI) and the Microelectronics Group included Williams Advanced Materials Inc. (WAM) and Electronic Products. Beginning with year-end 2006, we are reporting our four largest operating segments separately. WAM and its subsidiaries are reported as Advanced Material Technologies and Services. Alloy Products, including Brush Resources, Inc., is reported as Specialty Engineered Alloys. Beryllium Products is now known as Beryllium and Beryllium Composites, while TMI is reported as Engineered Material Systems.

In addition, Brush Ceramic Products Inc., a wholly owned subsidiary that previously was part of Electronic Products, has been merged into the Beryllium Products operating segment and is part of the Beryllium and Beryllium Composites reporting segment. Brush Ceramic Products is a small operation that is under common management with and has similar operating concerns as Beryllium Products. The remaining portions of Electronic Products, due to their immateriality and in compliance with the quantitative thresholds of Statement No. 131, are now included in the All Other column of our segment reporting. The All Other column also includes our parent company expenses, other corporate charges and the operating results of BEM Services, Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

With the appointment of our new chief executive officer in 2006, we believe these changes to our segment reporting are consistent with how the company is managed. Prior year data has been re-cast to be consistent with the current year format.

The operating loss within All Other was $1.0 million higher in the first quarter 2007 than the first quarter 2006 largely due to the higher expense on the directors’ deferred compensation plan. All Other also includes the $0.2 million loss on the sale of CPT as well as the $0.5 million operating loss in the first quarter 2007; in the first quarter 2006, CPT lost $0.2 million.

Advanced Material Technologies and Services

	First Quarter
	2007	2006	Change
	(Millions)

Sales	$143.7	$75.4	$68.3
Operating profit	$32.0	$9.0	$23.0

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire and specialty inorganic materials. Major markets for these products include data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. Advanced Material Technologies and Services also has metal cleaning operations and an in-house refinery that allows for the reclaim of precious metals from its own or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, California and Wisconsin and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services totaled $143.7 million in the first quarter 2007, a 91% growth rate over sales of $75.4 million in the first quarter 2006.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious metals sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the first quarter 2007 than in the first quarter 2006, which in turn increased sales by $7.6 million.

The majority of the sales growth for this segment in the first quarter 2007 was generated by ruthenium-based products manufactured at the Brewster, New York facility for media applications within the data storage market. Both volumes and prices for ruthenium products were higher in the first quarter 2007 than in the first quarter 2006. The higher demand was due to the continued development of the perpendicular magnetic recording (PMR) technology, which uses layers of ruthenium and other materials on hard disk drives resulting in a significant increase in data storage capacity.

Sales of vapor deposition targets for photonics and wireless applications increased in the first quarter 2007 over the first quarter 2006 manufactured at the Buffalo, New York facility largely due to product mix and the metal price effect referenced above. Sales of inorganic materials from CERAC, incorporated, which was acquired in the first quarter 2006, grew slightly in the first quarter 2007 as did the sale of lids from Thin Film Technology, Inc., which was acquired in the fourth quarter 2005.

Sales through the recently created offices in Asia increased during the first quarter 2007. New manufacturing facilities are being constructed in China and the Czech Republic while two facilities in New York are being expanded in order to meet the growing demand for Advanced Material Technologies and Services product offerings.

The gross margin on Advanced Material Technologies and Services’ sales was $42.0 million in the first quarter 2007 and $16.4 million in the first quarter 2006, an improvement of $25.6 million. Gross margin also improved from 22% of sales in the first quarter 2006 to 29% of sales in the first quarter 2007. Margins benefited by $16.9 million from the turnover of the lower cost ruthenium inventory at the higher market prices in the first quarter.

We changed our pricing practices so that the selling price of the ruthenium content of products sold will be based upon our purchase price. Therefore, we anticipate that there will be a smaller margin benefit over the balance of 2007 than there was in the first quarter based upon how the lower cost inventory is utilized and when it completely turns over. Margins also increased due to the higher sales volume. Manufacturing overhead costs only increased $0.2 million in the first quarter 2007 over the first quarter 2006 despite the significant increase in sales.

Total SG&A, R&D and other-net expenses were $10.0 million (7% of sales) in the first quarter 2007 and $7.5 million (10% of sales) in the first quarter 2006. The expense increase was primarily a result of and in order to support the higher level of business. Selling and marketing expenses increased due to market penetration efforts, including costs incurred by the overseas operations. Administrative costs increased as a result of additional manpower and costs associated with managing a growing business. A portion of the administrative cost increase was associated with legal and other initial set-up costs for the new overseas facilities. Corporate charges were $0.6 million higher and incentive compensation expense was $0.2 million higher in the first quarter 2007 than the first quarter 2006. The metal financing fee was also $0.2 million higher in the first quarter 2007 than the same period last year.

Operating profit from Advanced Material Technologies and Services was $32.0 million in the first quarter 2007, an improvement of $23.0 million over the operating profit of $9.0 million in the first quarter 2006. Operating profit was 22% of sales in the first quarter 2007 and 12% of sales in the first quarter 2006.

Specialty Engineered Alloys

	First Quarter
	2007	2006	Change
	(Millions)

Sales	$70.4	$60.4	$10.0
Operating profit	$5.3	$0.5	$4.8

Specialty Engineered Alloys manufactures and sells three main product families:

Strip products, the larger of the product families, include thin gauge precision strip and small diameter rod and wire. These copper and nickel beryllium alloys provide a combination of high strength, high conductivity, high reliability and formability for use as connectors, contacts, switches, relays and shielding. Major markets for strip products include telecommunications and computer, automotive electronics and appliances;

Bulk products are copper and nickel based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance or thermal conductivity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for Alloy Products and Beryllium Products. There were no external sales of hydroxide from the Utah operations in either the first quarter 2007 or 2006.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $70.4 million in the first quarter 2007 were a 17% improvement over sales of $60.4 million in the first quarter 2006. This improvement was due to higher selling prices and a change in product mix as the volume sold was lower in the first quarter 2007 than in the first quarter 2006. The pricing improvement resulted from an increased percentage of sales subject to the pass-through of the current base metal prices (copper and nickel). The volume decline was primarily in strip products as pounds shipped were 12% lower in the first quarter 2007 than the first quarter 2006. The majority of this decline was in the lower priced, lower beryllium-containing strip alloys. Bulk product shipment volumes declined 2%, mainly due to lower shipments of the non-beryllium-containing alloys. The exchange rate effect on the translation of Specialty Engineered Alloys’ sales was a favorable $1.2 million, primarily as a result of the change in value of the euro versus the dollar.

Demand from Southeast Asia softened in the first quarter 2007, primarily from the telecommunications and computer market, including materials for handset applications. The book-to-bill ratio in North America was positive in the quarter as various markets were showing strength, including oil and gas and aerospace. The automotive electronics market appears to be strengthening as well. Sales were strong in Europe across all market segments. New product sales also continued to contribute to the growth in Specialty Engineered Alloys’ sales.

The gross margin on Specialty Engineered Alloy sales improved $6.3 million from $12.5 million in the first quarter 2006 to $18.8 million in the first quarter 2007. The margin also improved from 21% of sales in the first quarter 2006 to 27% of sales in the first quarter 2007. The margin improvement was driven by the improved pricing, which allowed us to recover an additional portion of the higher raw material costs. A portion of the pricing benefits was offset by the volumes being lower in the first quarter 2007 than in the first quarter 2006. Yield issues, which are being addressed in the second quarter 2007, also negatively impacted gross margins in the first quarter 2007. Manufacturing overhead costs also increased in the first quarter 2007 over the first quarter 2006.

Total SG&A, R&D and other-net expenses were $13.5 million (19% of sales) in the first quarter 2007 and $12.0 million (20% of sales) in the first quarter 2006. The main cause for the increase was that in the first quarter 2007, Specialty Engineered Alloys incurred foreign currency exchange losses compared to exchange gains in the first quarter 2006.

The incentive compensation expense was higher in the first quarter 2007 due to the improved profitability.

The operating profit from Specialty Engineered Alloys was $5.3 million (8% of sales) in the first quarter 2007 and $0.5 million (1% of sales) in the first quarter 2006.

Beryllium and Beryllium Composites

	First Quarter
	2007	2006	Change
	(Millions)

Sales	$15.2	$10.4	$4.8
Operating profit	$2.1	$0.2	$1.9

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, tube, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. Beryllium Products also manufactures beryllia ceramics through our wholly owned subsidiary Brush Ceramic Products in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium Products, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and automotive.

Sales by Beryllium and Beryllium Composites were $15.2 million in the first quarter 2007, an improvement of $4.8 million over the first quarter 2006. This improvement was due in part to an increase in sales for medical and industrial x-ray applications from the Fremont facility. Sales for defense applications from the Elmore facility also increased in the first quarter 2007 and the sales order backlog for defense applications grew significantly during the quarter. Sales for acoustic applications, while a smaller market for Beryllium and Beryllium Composites, also has grown slightly. Sales of beryllium blanks for the European nuclear fusion reactor project (JET) were $0.6 million in the first quarter 2007; there were no shipments for this project in the first quarter 2006. Sales of beryllium ceramic materials were up slightly in the first quarter 2007 over the first quarter 2006, mainly due to laser applications from the medical and other markets.

The gross margin on Beryllium and Beryllium Composite sales was $5.0 million, or 33% of sales, in the first quarter 2007 compared to $2.6 million, or 25% of sales, in the first quarter 2006. The majority of the increase in gross margin resulted from the benefits of the higher sales in the first quarter 2007. The gross margin also increased slightly as a result of improvements at the Fremont facility. Manufacturing overhead costs for manpower and other items increased $0.5 million.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $2.9 million, or 19% of sales, in the first quarter 2007 and $2.4 million, or 24% of sales, in the first quarter 2006. The higher expense resulted largely from increased corporate charges and incentive compensation expense.

Operating profit for Beryllium and Beryllium Composites was $2.1 million in the first quarter 2007, an improvement of $1.9 million over the operating profit of $0.2 million in the first quarter 2006. Operating profit was 14% of sales in the first quarter 2007 and 1% of sales in the first quarter 2006.

Engineered Material Systems

	First Quarter
	2007	2006	Change
	(Millions)

Sales	$16.7	$17.9	$(1.2)
Operating profit	$0.6	$1.4	$(0.8)

Engineered Material Systems includes clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors. The largest markets for Engineered Material Systems are automotive and telecommunications and computer electronics, while the energy and defense and medical electronic markets offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Engineered Material Systems’ sales were $16.7 million in the first quarter 2007, a decline of 7% from sales of $17.9 million in the first quarter 2006. The decline in sales was largely due to softer demand from the automotive electronics market. A price increase implemented during the quarter offset a portion of the lower volume. New products, including materials for disk drive applications, continued to contribute to Engineered Material Systems’ sales.

The gross margin on Engineered Material Systems’ sales was $2.6 million, or 15% of sales, in the first quarter 2007 and $3.3 million, or 18% of sales, in the first quarter 2006. In addition to the lower volume, margins declined due to an unfavorable change in product mix during the quarter. The only major product line with a sales increase in the first quarter 2007 had lower margins than average due to the higher metal component of its total product cost while sales for applications with higher contribution margins declined slightly. Additional expenses were incurred during the quarter for a safety training program and equipment relocations and related building expenses associated with preparing the facility for an additional capital investment to be made later in 2007. The price increase mitigated a portion of the unfavorable impact these items had on gross margins.

Total SG&A, R&D and other-net expenses were $2.0 million in the first quarter 2007 compared to $1.9 million in the first quarter 2006. The small increase in expense was due to differences in incentive compensation expense and bad debts.

Operating profit from Engineered Material Systems was $0.6 million in the first quarter 2007 and $1.4 million in the first quarter 2006.

LEGAL

One of our subsidiaries, Brush Wellman Inc., is a defendant in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other claims as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum, as well as other remedies. Spouses, if any, claim loss of consortium.

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended		Year Ended
	Mar. 30, 2007		Dec. 31, 2006

Total cases pending	12		13
Total plaintiffs	52		54
Number of claims (plaintiffs) filed during period ended	0	(0)	2	(3)
Number of claims (plaintiffs) settled during period ended	0	(0)	1	(2)
Aggregate cost of settlements during period ended (dollars in thousands)	$0		$20
Number of claims (plaintiffs) otherwise dismissed	1	(2)	1	(1)

Settlement payment and dismissal for a single case may not occur in the same period.

Additional beryllium claims may arise. Management believes that it has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. A reserve was recorded for beryllium litigation of $1.9 million at March 30, 2007, a $0.2 million reduction from the December 31, 2006 balance. A receivable of $1.9 million was recorded at March 30, 2007, unchanged from the December 31, 2006 balance, from our insurance carriers as recoveries for insured claims. An additional $0.4 million was reserved at both March 30, 2007 and December 31, 2006 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.

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

While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of March 30, 2007, four purported class actions were pending.

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

FINANCIAL POSITION

Net cash used in operating activities was $4.7 million in the first quarter 2007 as changes in working capital items, including increases to accounts receivable and inventory and a pension plan contribution, more than offset net income and the benefits of depreciation and amortization. Cash balances stood at $16.1 million at the end of the first quarter 2007, a slight improvement over the $15.6 million balance as of December 31, 2006.

Accounts receivable increased $9.2 million, or 11%, during the first quarter 2007, primarily due to the record sales. Sales in the first quarter 2007 were 20% higher than sales in the fourth quarter 2006. Receivables grew less than sales because the average collection period, as measured by the days sales outstanding, improved by over three days from year-end 2006, offsetting a portion of the increase due to the higher sales volume. Accounts written off to bad debt expense and adjustments to the bad debt allowance totaled less than $0.1 million in the first quarter 2007.

Inventories increased by $16.7 million, or 11%, during the first quarter 2007 in part to support the higher sales level. Despite the increase in inventory levels, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved slightly from the end of last year. Approximately 85% of the inventory increase was in Advanced Material Technologies and Services, with the overwhelming majority of the increase due to ruthenium-based products. Typically, a significant portion of the precious metals used by Advanced Material Technologies and Services are held on off-balance sheet financing arrangements. However, given that ruthenium is not as widely used as other metals, there currently is no efficient and/or cost effective method to carry the ruthenium off-balance sheet and therefore our owned inventories have increased in order to support this growing business opportunity. Specialty Engineered Alloys’ inventory quantity and value was relatively unchanged as of the end of the first quarter 2007 from year-end 2006. Beryllium and Beryllium Composites’ inventory increased while Engineered Material Systems’ inventory declined.

We use the last in, first out (LIFO) method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and typically lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method have only a minimal impact on changes in the inventory carrying value.

Prepaid expenses were $15.2 million as of the end of the first quarter, an increase of $1.2 million from year-end 2006. The increase was due to the timing of payments for manufacturing supplies, miscellaneous taxes and other items. The fair value of foreign currency derivatives included in prepaid expenses declined by $0.1 million in the first quarter 2007.

Capital expenditures for property, plant and equipment totaled $4.8 million while expenditure for mine development totaled $2.0 million in the first quarter 2007. Advanced Material Technologies and Services is constructing new facilities in the Czech Republic and China. It is also expanding its Brewster facility, although the building expansion is being financed by an operating lease. Engineered Material Systems is installing new equipment and rearranging the existing equipment in order to create an efficient high technology work center. Specialty Engineered Alloys has various projects underway to upgrade and/or replace existing discrete pieces of equipment.

Other liabilities and accrued items of $45.3 million at the end of the first quarter 2007 were $6.9 million lower than the balance at the end of 2006. Payment of the 2006 incentive compensation in the first quarter 2007 served to reduce the balance outstanding, the effect of which was offset in part by the current year expense. Accrued utility costs also declined from the year-end balance. The fair value of derivatives, including various foreign currency hedge contracts and the current portion of an interest rate swap was lower at the end of the first quarter 2007 than year-end 2006. Changes in the timing of the payment of payroll deductions, other fringe benefits and taxes other than income taxes contributed to the movement in the balance outstanding.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.4 million as of March 30, 2007 compared to $0.3 million as of December 31, 2006. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done is certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $9.0 million as of the end of the first quarter 2007 compared to $11.6 million as of the prior year end. This decline was due to differences for the long-term liability under employee compensation plans; the liability under a plan that will be paid in the first quarter 2008 was reclassified from long term as of December 31, 2006 to short term as of March 30, 2007. Other long-term liabilities, including the reserve for CBD litigation, changed by minor amounts during the quarter.

The retirement and post-employment obligation balance was $56.2 million at the end of the first quarter 2007, a decline of $2.9 million from the balance at December 31, 2006. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The main cause for the decline was that we made a $3.8 million contribution to the domestic defined benefit pension plan during the first quarter 2007; we do not anticipate making any additional contributions to this plan in the balance of 2007. The liability also changed during the quarter as a result of the plans’ expenses less payments made under the retiree medical and other retirement plan.

Total debt of $54.0 million at the end of the first quarter 2007 was $5.0 million higher than at December 31, 2006. The main cause for the increase in debt was to finance the growth in accounts receivable and inventories and the payment of the 2006 employee incentive compensation in March 2007. As of March 30, 2007, short-term debt totaled $23.2 million, which included foreign currency denominated loans and a gold denominated loan. The current portion of long-term debt totaled $0.6 million as of March 30, 2007 while long-term debt was $30.2 million, an increase of $9.1 million since the end of 2006. We were in compliance with all of our debt covenants as of the end of the first quarter 2007.

We received $3.3 million for the exercise of approximately 204,000 options to purchase shares of our common stock during the first quarter 2007. Option exercises increased in the first quarter 2007 over the first quarter 2006 largely due to the higher share price in the current period.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 provides guidance on the financial statement recognition, measurement, treatment and disclosure of a tax position taken or expected to be taken on a tax return as well as the associated interest and penalties. As a result of adopting FIN 48, we increased our accrued income tax payable by $1.4 million with the offset recorded as a charge against retained earnings as of January 1, 2007. Prior year results were not restated for the adoption of FIN 48. Charges to the income statement in the first quarter 2007 as a result of FIN 48 were immaterial.

Total shareholders’ equity was $316.6 million at the end of the first quarter 2007 compared to $291.0 million at the beginning of the quarter. This $25.6 million increase was primarily due to comprehensive income of $21.1 million (see Note E to the Consolidated Financial Statements), the exercise of options and the tax benefits from the exercise of options less the charge from adoption of FIN 48.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $54.9 million at the end of the first quarter 2007, a decrease of $7.2 million during the quarter due to lower quantities of metal on-hand offset in part by higher average prices.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of March 30, 2007 from the year-end 2006 totals as disclosed on page 28 of our annual report to shareholders for the period ended December 31, 2006.

Net cash used in operating activities was $6.8 million in the first quarter 2006 as changes in working capital items, including increases to accounts receivable and inventory, more than offset net income and the benefits of depreciation and amortization. Receivables grew $16.0 million due to the higher sales volume in the quarter, a slower DSO and the acquisition of CERAC. Inventories increased $17.1 million, or 16%, in the first quarter 2006, although the inventory turnover period improved. The Advanced Material Technologies and Services segment accounted for a significant portion of the inventory increase. Capital expenditures were $2.1 million in the first quarter 2006, as the spending level remained below the level of depreciation. In addition, we acquired CERAC for $26.2 million in cash in the first quarter 2006. Debt totaled $86.8 million at the end of the first quarter 2006, an increase of $29.6 million during that period primarily as a result of funding the CERAC acquisition and the capital expenditures. We received $0.6 million for the exercise of stock options during the first quarter 2006. The cash balance stood at $5.9 million at the end of the first quarter 2006, a decrease of $4.7 million since the beginning of the period.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, small acquisitions and environmental remediation projects. We had approximately $79.7 million of available borrowing capacity under the existing lines of credit as of March 30, 2007.

CRITICAL ACCOUNTING POLICIES

For additional information regarding this and other critical accounting policies, please refer to pages 29 to 31 of our annual report to shareholders for the period ended December 31, 2006.

MARKET RISK DISCLOSURES

For additional information regarding market risks, please refer to pages 31 and 32 of our annual report to shareholders for the period ended December 31, 2006.

OUTLOOK

The PMR hard disk drive is gaining further acceptance in the data storage market, which should in turn lead to continued strong demand for our ruthenium-based products. The orders for defense-related applications have improved and the order backlog was quite strong at the end of the first quarter. The demand from the telecommunications and computer market has been strong across portions of our various businesses; however, an inventory correction by our customers in the cell phone market has recently reduced the demand for Alloy strip products. The demand from the automotive electronics market has slowed down, but we anticipate it improving later in the year. New products and the further geographic expansion of our business should also continue to expand our sales base.

Our margins increased significantly in the first quarter 2007, a portion of which was due to the turnover of the existing ruthenium inventory that will not repeat to that same extent in subsequent periods. However, pricing improvements coupled with the anticipated higher volumes should result in improved margins on the remaining portions of the business as compared to the prior year.

Our expenses have increased to support the business levels and due to other factors. Compensation expense increases as our share price increases due to the variable accounting treatment that must be applied to certain incentive and deferred compensation plans. The $0.7 million loss associated with CPT in the first quarter 2007 will not repeat in the balance of the year.

The income tax rate was higher in the first quarter 2007 due to the increased earnings level and other factors. Although we anticipate recording a slightly lower tax rate in the second quarter due to a legislative change, we believe the 2007 annual effective tax rate will be fairly similar to the rate used in the first quarter.

While our financial performance could be affected by a general economic slow-down or other macro factors, based upon the above and other factors, we are estimating that sales in the second quarter 2007 should be in the range of $245.0 million to $255.0 million and diluted earnings per share, excluding the impact of the turnover of the existing ruthenium inventory, should be in the range of $0.50 to $0.65 per share.

FORWARD-LOOKING STATEMENTS

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins in 2007;

•	Our success in developing and introducing new products and applications;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials;

•	Our success in integrating newly acquired businesses;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs, and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information about our market risks, please refer to pages 31 and 32 of our annual report to shareholders for the period ended December 31, 2006.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of March 30, 2007, our subsidiary, Brush Wellman Inc., was a defendant in 12 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the first quarter of 2007, the number of beryllium cases decreased from 13 (involving 54 plaintiffs) as of December 31, 2006 to 12 cases (involving 52 plaintiffs) as of March 30, 2007. During the first quarter, in one case

(involving two plaintiffs) Brush Wellman was voluntarily dismissed by the plaintiffs. No cases were filed during the quarter.

The 12 pending beryllium cases as of March 30, 2007 fall into two categories: Eight cases involving third-party individual plaintiffs, with 12 individuals (and five spouses who have filed claims as part of their spouse’s case, and two children who have filed claims as part of their parent’s case); and four purported class actions, involving 33 named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Neal Parker, et al., v. Brush Wellman Inc., filed in the Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs are Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants are Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins are current employees of Lockheed. Mr. Ponder is a retired employee, and Ms. King and Ms. Burns and Ms. Watkins are family members. The plaintiffs have brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs seek a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order directing plaintiffs to amend their pleading to segregate out those plaintiffs who have endured only subclinical, cellular and subcellular effects from those who have sustained actionable tort injuries, and that following such amendment, the Court will enter an order dismissing the claims asserted by the former subset of claimants, dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and dismissing the claims against Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members have sustained personal injuries; however, they allege that they identified five individuals whose injuries have manifested themselves such that they have been detected by physical examination and/or laboratory test. On March 10, 2006, the Court entered an order construing Defendants’ Motion to Enforce the March 29, 2005 Order as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, the plaintiffs have filed an appeal, and the case is now in the U.S. Court of Appeals for the Eleventh Circuit, case number 06-12243-D. Oral argument was held on February 28, 2007, but no decision has been issued.

The third purported class action is George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs are George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants are Brush Engineered Materials Inc., Brush Wellman Inc., Wess-Del Inc., and the Boeing Company. Plaintiffs seek the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purport to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represent current and former DCMA employees at Stennis. Mr. Jones represents DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represent Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz are family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs filed an appeal. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs did not appeal. On April 7, 2006, the U.S. Court of Appeals for the Fifth Circuit, in case number 05-60157, certified the question regarding whether Mississippi has a medical monitoring cause of action to the Mississippi Supreme Court. In case number 2006-FC-007712-SCT, the Mississippi Supreme Court issued an opinion that the laws of Mississippi do not allow for a medical monitoring cause of action without an accompanying physical injury on January 4, 2007. Plaintiffs filed a motion for rehearing, which was denied by the Mississippi Supreme Court on March 1, 2007. On March 29, 2007, the Fifth Circuit entered and filed its judgment affirming the District Court’s granting of the Company’s Motion to Dismiss; however, this is subject to appeal.

The fourth purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al. filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007.

Other Claims

One of our subsidiaries, Williams Advanced Materials Inc. (WAM), is a party to patent litigation with Target Technology Company, LLC (Target). In first actions filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York, consolidated under case number 03-CV-0276A (SR), WAM has asked the Court for a judgment declaring certain Target patents as invalid and/or unenforceable and awarding WAM damages in related cases. Target has counterclaimed alleging infringement and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. On August 3, 2005, the U.S. Court of Appeals for the Federal Circuit, case number 04-1602, affirmed the District Court’s decision denying Williams’ motion to enjoin Target from suing and threatening to sue Williams’ customers. The case reverted for further proceedings to the District Court, which has dismissed, without prejudice to their refiling, all other pending motions. Williams’ substitute revised supplemental and amended complaint with a proposed stipulated order was re-filed with the court on January 31, 2006, which the court approved on February 2, 2006. In September 2004, Target filed a separate action for patent infringement in U.S. District Court, Central District of California, case number SAC04-1083 DOC (MLGx), which action named as defendants, among others, WAM and WAM customers who purchase certain WAM alloys used in the production of DVDs. In the California action, Target alleges that the patent at issue, which is related to the patents at issue in the New York action, protects the use of certain silver alloys to make the semi-reflective layer in DVDs, that in DVD-9s, a metal film is applied to the semi-reflective layer by a sputtering process, and that raw material for the procedure is called a sputtering target. Target alleges that WAM manufactures and sells sputtering targets made of a silver alloy to DVD manufacturers with knowledge that these targets are used by its customers to manufacture the semi-reflective layer of a DVD-9. In that action, Target seeks judgment that its patent is valid and that it is being infringed by the defendants, an injunction permanently restraining the defendants, damages adequate to compensate plaintiff for the infringement, treble damages and attorneys’ fees and costs. Trial, which had been scheduled for February 2007, has been adjourned to July 2007.

On April 17, 2003, the Company filed a complaint in the Court of Common Pleas for Ottawa County, Ohio, case number 03-CVH-089, seeking a declaration of certain rights under insurance policies issued by Lloyds of London, certain London Market companies and certain domestic insurers, and damages and breach of contract. On August 30, 2006, the court granted Brush’s motion for partial summary judgment in its entirety. The parties then stipulated to the amount of damages and prejudgment interest resulting from those breaches of contract of approximately $7.3 million, subject to reduction if an appellate court modifies or amends the grant of partial summary judgment. The defendants’ attempt to appeal on an interlocutory basis was denied. The parties agreed separately to approximately $0.5 million in damages related to claims not covered by the partial summary judgment order. Trial of the bad faith claim is set for December 2007. The damage award was subsequently increased to $8.8 million as a result of the defendants stipulating to the attorneys’ fees incurred in pursuing this action.

Item 6.	Exhibits

(a) Exhibits

11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/	John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: April 30, 2007