Form 10-Q
period 2007-06-29
BRUSH ENGINEERED MATERIALS INC
filed 2007-08-06
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 31, 2007 there were 20,390,719 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended June 29, 2007 are as follows:

Consolidated Statements of Income — Second Quarter and first half ended June 29, 2007 and June 30, 2006	2

Consolidated Balance Sheets — June 29, 2007 and December 31, 2006	3

Consolidated Statements of Cash Flows — Six months ended June 29, 2007 and June 30, 2006	4
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
(Dollars in thousands except share and	June 29,	June 30,	June 29,	June 30,
per share amounts)	2007	2006	2007	2006

Net sales	$233,563	$187,078	$483,877	$354,801
Cost of sales	191,782	147,259	372,712	280,839

Gross margin	41,781	39,819	111,165	73,962
Selling, general and administrative expense	26,564	27,194	55,234	51,103
Research and development expense	1,275	954	2,601	2,035
Other-net	1,325	377	3,858	702

Operating profit	12,617	11,294	49,472	20,122
Interest expense	571	1,125	1,254	2,267

Income before income taxes	12,046	10,169	48,218	17,855
Income taxes	4,107	3,201	17,165	5,660

Net income	$7,939	$6,968	$31,053	$12,195

Per share of common stock: basic	$0.39	$0.36	$1.53	$0.63
Weighted average number of common shares outstanding	20,351,000	19,593,000	20,254,000	19,428,000
Per share of common stock: diluted	$0.38	$0.35	$1.50	$0.62
Weighted average number of common shares outstanding	20,736,000	19,865,000	20,709,000	19,680,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	June 29,	Dec. 31,
(Dollars in thousands)	2007	2006

Assets
Current assets
Cash and cash equivalents	$12,074	$15,644
Accounts receivable	114,097	86,461
Inventories	163,192	151,950
Prepaid expenses	15,262	13,988
Deferred income taxes	3,255	3,541

Total current assets	307,880	271,584
Other assets	12,886	13,577
Related-party notes receivable	98	98
Long-term deferred income taxes	9,785	15,575
Property, plant and equipment	569,298	557,861
Less allowances for depreciation, depletion and amortization	388,142	381,932

	181,156	175,929
Goodwill	21,782	21,843

	$533,587	$498,606

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$30,718	$28,076
Current portion of long-term debt	631	632
Accounts payable	37,340	30,744
Other liabilities and accrued items	51,471	52,161
Unearned revenue	1,683	314
Income taxes	3,696	4,515

Total current liabilities	125,539	116,442
Other long-term liabilities	9,515	11,642
Retirement and post-employment benefits	57,251	59,089
Long-term income taxes	4,331	—
Deferred income taxes	128	151
Long-term debt	10,246	20,282
Shareholders’ equity	326,577	291,000

	$533,587	$498,606

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	June 29,	June 30,
(Dollars in thousands)	2007	2006

Net income	$31,053	$12,195
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	11,928	11,818
Amortization of deferred financing costs in interest expense	215	301
Derivative financial instrument ineffectiveness	(72)	(426)
Stock-based compensation expense	1,932	696
Decrease (increase) in accounts receivable	(27,752)	(13,443)
Decrease (increase) in inventory	(12,859)	(22,190)
Decrease (increase) in prepaid and other current assets	(999)	(2,972)
Decrease (increase) in deferred income taxes	(3,672)	4,383
Increase (decrease) in accounts payable and accrued expenses	2,069	4,761
Increase (decrease) in unearned revenue	1,369	920
Increase (decrease) in interest and taxes payable	7,960	773
Increase (decrease) in other long-term liabilities	478	2,162
Other — net	(202)	6,138

Net cash provided from operating activities	11,448	5,116
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(11,156)	(5,978)
Payments for mine development	(6,195)	(46)
Payments for purchase of business net of cash received	—	(25,694)
Proceeds from sale of business	2,150	—
Proceeds from sale of property, plant and equipment	51	—
Other investments — net	42	33

Net cash used in investing activities	(15,108)	(31,685)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	2,591	864
Proceeds from issuance of long-term debt	15,747	26,000
Repayment of long-term debt	(25,793)	(5,033)
Issuance of common stock under stock option plans	4,864	6,960
Tax benefit from exercise of stock options	2,716	—

Net cash provided from financing activities	125	28,791
Effects of exchange rate changes	(35)	(273)

Net change in cash and cash equivalents	(3,570)	1,949
Cash and cash equivalents at beginning of period	15,644	10,642

Cash and cash equivalents at end of period	$12,074	$12,591

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 29, 2007 and December 31, 2006 and the results of operations for the second quarter and first half ended June 29, 2007 and June 30, 2006. All of the adjustments were of a normal and recurring nature.

Note B —	Inventories

	June 29,	Dec. 31,
(Dollars in thousands)	2007	2006

Principally average cost:
Raw materials and supplies	$35,214	$36,390
Work in process	138,472	124,670
Finished goods	51,333	56,721

Gross inventories	225,019	217,781
Excess of average cost over LIFO inventory value	61,827	65,831

Net inventories	$163,192	$151,950

Note C —	Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in thousands)	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$1,161	$1,254	$75	$74
Interest cost	1,851	1,743	477	475
Expected return on plan assets	(2,156)	(2,079)	—	—
Amortization of prior service cost	(164)	(178)	(9)	(9)
Amortization of net loss/(gain)	436	516	—	—

Net periodic benefit cost	$1,128	$1,256	$543	$540

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in thousands)	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$2,314	$2,507	$150	$148
Interest cost	3,689	3,485	955	951
Expected return on plan assets	(4,297)	(4,157)	—	—
Amortization of prior service cost	(327)	(356)	(18)	(18)
Amortization of net loss/(gain)	869	1,033	—	—

Net periodic benefit cost	$2,248	$2,512	$1,087	$1,081

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $1.7 million as of June 29, 2007 and $2.1 million as of December 31, 2006. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. There were no settlement payments made during the first six months of 2007. Portions of the outstanding claims are covered by varying levels of insurance.

In the third quarter 2006, the Court of Common Pleas in Ottawa County, Ohio issued a summary judgment in the Company’s favor and awarded the Company damages of $7.8 million to be paid by the Company’s former insurance providers. The Company had filed the lawsuit against its former insurers in attempts to resolve a dispute over how insurance coverage should be applied to incurred legal defense costs and indemnity payments. The Court ruling agreed with the Company’s position. The damages, which were stipulated to by the defendants, represent costs previously paid by the Company over a number of years that were not reimbursed by the insurance providers. The damages also include accrued interest on those costs. The award was subsequently increased to $8.8 million as a result of the defendants stipulating to the attorney’s fess incurred in pursuing this action. The Company believes that the defendants will appeal this ruling and therefore all or a portion of the $8.8 million may not realized by the Company. Given the uncertainty surrounding the timing and outcome of the appeal process and the possibility for a portion or all of the award to be reversed, the Company has not recorded the impact of the award in its Consolidated Financial Statements as of June 29, 2007.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of June 29, 2007. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment. The court is currently reviewing WAM’s motion to transfer the case from New York to California.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.1 million as of June 29, 2007, unchanged from December 31, 2006. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income and comprehensive income for the second quarter and first half ended June 29, 2007 and June 30, 2006 is as follows:

	Second Quarter Ended		First Half Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$7,939	$6,968	$31,053	$12,195
Cumulative translation adjustment	(526)	383	(232)	490
Change in the fair value of derivative financial instruments	(1,256)	4,319	(3,847)	5,765
Minimum pension and other retirement plan liability	263	—	524	—

Comprehensive income	$6,420	$11,670	$27,498	$18,450

Note F —	Segment Reporting

Beginning in the fourth quarter 2006 and due largely because the Company has a new chief operating decision maker, the operating segments will no longer be aggregated and the Company will report its four material segments separately. WAM is reported as Advanced Material Technologies and Services, Alloy Products reported as Specialty Engineered Alloys, Beryllium Products is now Beryllium and Beryllium Composites and Technical Materials Inc. is Engineered Material Systems. Brush Ceramic Products, a wholly owned subsidiary that formerly was part of Electronic Products, has been merged into Beryllium and Beryllium Composites. The remaining portions of Electronic Products, due to their insignificance, are reported in the reconciling All Other column in the table below.

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Second Quarter 2007
Revenues from external customers	$121,277	$75,546	$16,480	$16,864	$230,167	$3,396	$233,563
Intersegment revenues	1,172	(381)	236	675	1,702	12	1,714
Operating profit	4,855	1,390	2,425	726	9,396	3,221	12,617
Second Quarter 2006
Revenues from external customers	$82,880	$68,954	$12,745	$18,018	$182,597	$4,481	$187,078
Intersegment revenues	1,140	608	193	946	2,887	1	2,888
Operating profit (loss)	9,635	1,468	947	1,164	13,214	(1,920)	11,294
First Half 2007
Revenues from external customers	$264,934	$145,910	$31,658	$33,613	$476,115	$7,762	$483,877
Intersegment revenues	2,473	3,068	543	1,465	7,549	12	7,561
Operating profit	36,830	6,692	4,558	1,306	49,386	86	49,472
Assets	187,819	237,841	37,891	27,136	490,687	42,900	533,587
First Half 2006
Revenues from external customers	$158,285	$129,364	$23,142	$35,938	$346,729	$8,072	$354,801
Intersegment revenues	2,071	3,290	362	1,393	7,116	2	7,118
Operating profit (loss)	18,592	1,946	1,097	2,564	24,199	(4,077)	20,122
Assets	132,534	228,041	32,786	29,172	422,533	42,127	464,660

Note G —	Stock-based Compensation Expense

The Company granted approximately 8,000 restricted stock units to the non-employee directors in the second quarter 2007 under the 2006 Non-employee Directors’ Equity Plan. The fair value of the grant, which was determined using the closing market price on the grant date of May 1, 2007, was $46.01 per share. The fair value will be amortized over the vesting period of one year. Should a director terminate prior to the completion of the vesting period, the director will be entitled to receive a pro-rata payment of common shares based upon the number of full months of service rendered since the grant date.

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

Total share-based compensation expense for the above and previously existing grants and plans was $1.0 million in the second quarter 2007 and $0.4 million in the second quarter 2006. For the first six months of the year, the comparable expense was $1.9 million in 2007 and $0.7 million in 2006.

Note H —	Income Taxes

Income taxes were calculated by applying an effective tax rate of 34.1% against income before income taxes in the second quarter 2007 and 35.6% in the first six months of 2007. The differences between the effective rate and the statutory rate in both periods included the effects of percentage depletion, foreign source income and deductions, the production deduction and other factors. In 2006, the effective tax rate was 31.5% in the second quarter 2007 and 31.7% in the first six months of 2006. The differences between the effective and statutory rates in those periods were primarily the impact of foreign source income and percentage depletion. The effective tax rate was higher in the second quarter and first six months of 2007 than the respective periods in the prior year due to differences in income levels, foreign source income, percentage depletion and other factors.

The difference in the effective rate between the second quarter 2007 and the first quarter 2007 was primarily due to a tax law change enacted by the State of New York effective early in the second quarter. This favorable rate change reduced tax expense and increased net income by approximately $0.2 million, or $0.01 per share, in the second quarter 2007.

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

Sales in the second quarter 2007 of $233.6 million were $46.5 million higher than the second quarter 2006 and were the second highest quarterly total in our history. This growth was fueled by a combination of improved demand from the data storage, defense and other markets, improved pricing in portions of our business, new products and the pass-through of higher precious metal prices.

Gross margin was a disappointing 18% of sales in the second quarter 2007 compared to 21% of sales in the second quarter 2006. An isolated manufacturing quality issue, which has been resolved, coupled with an inventory loss from a lower of cost or market charge reduced margins by $8.8 million, or 4% of sales, in the current quarter. The improved pricing helped to offset the unfavorable margin impact of the higher copper and nickel prices, which continued to increase during the quarter.

Operating profit of $12.6 million in the second quarter 2007 improved $1.3 million over the second quarter 2006 as the $8.8 million charge and higher material and overhead costs offset the majority of the margin benefit generated by the higher sales volume and improved pricing.

Cash flow from operations was $11.4 million in the first half of 2007. This strong cash flow, the proceeds from the exercise of stock options and the proceeds from the sale of a small business allowed us to fund capital expenditures, a pension plan contribution and a $7.4 million reduction in debt in the first six months of 2007.

Results of Operations

			First Half
	Second Quarter Ended		Ended
	June 30,	June 29,	June 29,	June 30,
Millions, except per share data	2007	2006	2007	2006

Sales	$233.6	$187.1	$483.9	$354.8
Operating Profit	12.6	11.3	49.5	20.1
Income Before Income Taxes	12.0	10.2	48.2	17.9
Net Income	7.9	7.0	31.1	12.2
Diluted E.P.S	$0.38	$0.35	$1.50	$0.62

Sales of $233.6 million in the second quarter 2007 were 25% higher than second quarter 2006 sales of $187.1 million while sales of $483.9 million for the first half of 2007 were 36% higher than sales of $354.8 million in the first half of 2006.

Sales have grown over the comparable quarter in the prior year for eighteen consecutive quarters. However, sales were lower in the second quarter 2007 than the first quarter 2007, breaking the string of nine consecutive quarters of sales growth. Sales in the first six months of 2007 were the highest in our history.

Over half of the growth in sales in the first six months of 2007 over the prior year is from ruthenium-based targets for the data storage market for hard disk drive applications. The demand for these materials slowed down during the second quarter 2007 from the first quarter 2007 level, partially due to seasonality issues, but we anticipate demand to improve over the second quarter level in the second half of the year as the perpendicular magnetic recording (PMR) technology is implemented by our customers in an increasing portion of their hard disk drive applications.

Sales of precious metal products for wireless telecommunication and other applications contributed to the sales increase in the second quarter and first six months of 2007. Sales also increased in the second quarter 2007 and the first six months of 2007 due to improved pricing on copper-based alloy products sold into the telecommunications and computer, appliance, aerospace and other markets, offsetting the lower sales volumes of these products. Sales for defense and government-related applications grew in each of the first two quarters of 2007 while the demand from the automotive electronics market was softer in the first six months of 2007 than it was in 2006.

We use precious metals, including gold, silver, platinum and palladium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. The prices for the precious metals we use on average were higher in the second quarter and first six months of 2007 than the comparable periods in 2006 resulting in an estimated $3.1 million increase in sales in the second quarter 2007 as compared to the second quarter 2006 and an estimated $10.7 million increase in sales in the first six months of 2007 over the first six months of 2006.

International sales were $97.8 million, or 42% of total sales, in the second quarter 2007 compared to $61.1 million, or 33% of total sales, in the second quarter 2006. For the first six months of the year, international sales of $214.1 million in 2007 were 81% higher than international sales of $118.1 million in 2006. A significant portion of the international growth in 2007 came from Asia and a portion of that growth was due to the data storage market. The effect of translating foreign currency denominated sales was a favorable $0.5 million in the second quarter 2007 and a favorable $1.7 million in the first six months of 2007 as compared to the same periods in 2006. Domestic sales grew 8% in the second quarter 2007 and 14% in the first half of 2007 over the respective periods of 2006.

The gross margin was $41.8 million, or 18% of sales, in the second quarter 2007 compared to $39.8 million, or 21% of sales, in the second quarter 2006. For the first six months of the year, the gross margin improved to $111.2 million in 2007, or 23% of sales, from $74.0 million, or 21% of sales, in 2006.

Gross margin was adversely affected in the second quarter 2007 by an isolated manufacturing quality issue in the production of ruthenium targets for the data storage market that resulted in customer returns, additional costs and inventory losses. We believe that we also temporarily lost sales due to this issue. The quality issue has been resolved and previously affected customers have subsequently been placing new sales orders. Margins were also reduced in the second quarter 2007 by a lower of cost or market charge on ruthenium refine materials as the market price of ruthenium declined during the second quarter and these materials, which have a long processing time, were purchased at the higher prices earlier in the year. The total impact of the quality issue (excluding the potential impact of any lost sales) and the lower of cost or market charge was $8.8 million, or 4% of sales in the second quarter 2007.

The market price of ruthenium escalated in the second half of 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $4.5 million in the second quarter 2007 and $21.4 million in the first six months of 2007. Due to the inventory turnover, changes in our pricing strategies and the decline in ruthenium prices in the second quarter 2007, the benefit from selling this older ruthenium-based inventory was lower in the second quarter 2007 than the first quarter 2007; we anticipate the benefit from selling the remaining inventory from this stream to be lower in the next two quarters than it was in the second quarter.

The overall increase in sales volume contributed to the margin improvement as did the improved pricing from two of our businesses; the improved pricing helped to offset the impact of the continuing high cost of copper and nickel. The change in product mix was slightly favorable in the first half of 2007 as compared to the first half of 2006.

Selling, general and administrative expenses (SG&A) were $26.6 million in the second quarter 2007 compared to $27.2 million in the second quarter 2006. Expenses declined from 15% of sales in the second quarter 2006 to 11% of sales in the second quarter 2007. For the first six months of the year, SG&A expenses totaled $55.2 million, or 11% of sales, in 2007 and $51.1 million, or 14% of sales, in 2006.

Incentive compensation expense was approximately $1.3 million lower in the second quarter 2007 than the second quarter 2006 but $2.2 million higher in the first six months of 2007 than the first six months of 2006 due to differences in our profitability and the impact of changes in the market price for our common stock on certain compensation plans. The expense for other share-based compensation plans, including restricted stock amortization and stock options, increased $0.3 million in the second quarter 2007 and $0.6 million in the first six months of 2007 over the respective periods in 2006. Selling and marketing expenses were higher, mainly internationally, in both the second quarter and first six months of 2007 than the comparable periods in 2006 in order to support the higher level of sales and as a result of our market penetration efforts. The exchange rate effect on the translation of Brush International, Inc.’s subsidiaries’ expenses was an unfavorable $0.1 million in the second quarter 2007 and $0.4 million in the first six months of 2007 as compared to the respective periods in 2006.

Research and development expenses (R&D) were $1.3 million in the second quarter 2007 and $1.0 million in the second quarter 2006. For the first six months of the year, R&D expenses increased from $2.0 million in 2006 to $2.6 million in 2007. Our R&D efforts remain closely aligned with our marketing and manufacturing operations and are focused on developing new products and improving processes.

Other-net expense for the second quarter and first half 2007 and 2006 is summarized in the following table:

	Income/(Expense)
			First Half
	Second Quarter Ended		Ended
	June 29,	June 30,	June 29,	June 30,
Millions	2007	2006	2007	2006

Exchange gains (losses)	$(0.5)	$0.7	$(0.8)	$1.3
Directors’ deferred compensation	0.5	(0.1)	(0.5)	(0.4)
Derivative ineffectiveness	0.1	0.2	0.1	0.4
Metal financing fee	(0.4)	(0.5)	(1.0)	(0.9)
Loss on sale of business	—	—	(0.3)	—
Other items	(1.0)	(0.7)	(1.4)	(1.1)

Total	$(1.3)	$(0.4)	$(3.9)	$(0.7)

The weaker U.S. dollar relative to the strike prices in the hedge contracts that matured resulted in exchange losses in the second quarter and first half of 2007 as opposed to exchange gains in the comparable periods of 2006.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movements in the share price of our stock; in the second quarter 2007, the share price declined resulting in $0.5 million of income. However, the share price was higher at the end of the second quarter 2007 than it was at the end of the prior year which resulted in an expense for the first half of 2007. The share price increased in both the second quarter and first six months of 2006.

Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. Gains on the swap result from increases in market interest rates while losses are caused by declines in interest rates.

In the first quarter of 2007, we sold substantially all of the operating assets and liabilities of Circuits Processing Technology, Inc. (CPT), a wholly owned subsidiary that manufactures thick film circuits, for $2.2 million. CPT, which was acquired in 1996, was a small operation with limited growth opportunities. The loss on the sale was $0.3 million.

Other-net expense also includes amortization of intangible assets, cash discounts, gains and losses on the disposal of fixed assets and other non-operating items.

Operating profit was $12.6 million in the second quarter 2007, an improvement of $1.3 million over the $11.3 million profit in the second quarter 2006. For the first half of the year, operating profit improved $29.4 million, from $20.1 million in 2006 to $49.5 million in 2007. This improvement resulted from the margin earned on the higher sales offset in part by the higher material costs, the impact of the isolated quality issue and higher SG&A and other-net expenses.

Interest expense was $0.6 million in the second quarter 2007 compared to $1.1 million in the second quarter 2006. For the first half of the year, interest expense was $1.3 million in 2007 and $2.3 million in 2006. The average level of outstanding debt was lower in the second quarter 2007 and first six months of 2007 than the comparable periods in 2006. Interest capitalized in association with long-term capital projects was immaterial in the second quarter and first half of both years.

Income before income taxes was $12.0 million in the second quarter 2007 compared to $10.2 million in the second quarter 2006, a $1.8 million, or 18%, improvement. Income before income taxes was $48.2 million in the first half of 2007, having grown $30.3 million from the income before income taxes of $17.9 million in the first half of 2006.

The tax expense was calculated by applying a provision of 34.1% against the income before income taxes in the second quarter of 2007 while a provision of 31.5% was used in the second quarter 2006. The effective tax rate was 35.6% in the first half of 2007 and 31.7% in the first half of 2006. The effects of percentage depletion, foreign source income, executive compensation, the production deduction and other factors were the major factors for the difference between the effective and statutory rates in the second quarter and first six months of 2007. The effects of foreign source income and percentage depletion were the major causes for the difference between the effective and statutory rates in the second quarter and first six months of 2006. The tax rate was higher in the second quarter and first half of 2007 than the comparable periods in 2006 due to the higher level of taxable income in 2007, differences in foreign tax benefits and other factors.

The effective tax rate was lower in the second quarter 2007 than it was in the first quarter 2007 largely due to the enactment of favorable tax law change in New York State early in the second quarter 2007. The lower tax rate created a net income benefit of $0.2 million, or $0.01 per share, in the second quarter 2007.

Net income was $7.9 million in the second quarter 2007, an improvement of $0.9 million, or 14%, over the net income of $7.0 million earned in the second quarter 2006. Net income for the first half of 2007 was $31.1 million having grown $18.9 million from the net income of $12.2 million in 2006. Diluted earnings per share were $0.38 in the second quarter 2007 and $0.35 in the second quarter 2006, while diluted earnings per share for the first half of the year were $1.50 in 2007 and $0.62 in 2006.

Prior to year-end 2006, we aggregated our businesses into two reporting segments. The Metal Systems Group included Alloy Products, Beryllium Products and Technical Materials, Inc. (TMI) and the Microelectronics Group included Williams Advanced Materials Inc. (WAM) and Electronic Products. Beginning with year-end 2006, we are reporting our four largest operating segments separately. WAM and its subsidiaries are reported as Advanced Material Technologies and Services. Alloy Products, including Brush Resources Inc., is reported as Specialty Engineered Alloys. Beryllium Products is now known as Beryllium and Beryllium Composites while TMI is reported as Engineered Material Systems.

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

The operating profit within All Other was $5.1 million higher in the second quarter 2007 than the second quarter 2006 due to lower retirement expenses recorded at the corporate office, lower incentive compensation expense, the income difference in the directors deferred compensation plan between periods, improved profit contribution from Zentrix Technologies Inc. and other factors.

Advanced Material Technologies and Services

			First Half
	Second Quarter Ended		Ended
	June 29,	June 30,	June 29,	June 30,
Millions	2007	2006	2007	2006

Sales	$121.3	$82.9	$264.9	$158.3
Operating Profit	$4.9	$9.6	$36.8	$18.6

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

Sales from Advanced Material Technologies and Services of $121.3 million in the second quarter 2007 were 46% higher than sales of $82.9 million in the second quarter 2006. Sales for the first half of 2007 of $264.9 million were 67% higher than sales of $158.3 million in the first half of 2006.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious metals sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the first half of 2007 which in turn increased sales by $3.1 million in the second quarter 2007 and $10.7 million in the first six months of 2007 over the respective periods in 2006.

The majority of the sales growth for this segment in the second quarter and first six months of 2007 was generated by ruthenium-based products manufactured at the Brewster, New York facility for media applications within the data storage market. Both volumes and prices for ruthenium products were higher in the first quarter 2007 than in the first quarter 2006. The higher demand as compared to 2006 was fueled by the continued development and deployment of the PMR technology, which uses layers of ruthenium and other materials on hard disk drives resulting in a significant increase in data storage capacity. The demand slowed in the second quarter 2007 relative to the first quarter in part due to seasonality of our customers’ production schedules.

Sales of vapor deposition targets for photonics and wireless applications increased in the second quarter 2007 over the second quarter 2006 and in the first six months of 2007 over the first six months of 2006. These products are manufactured at the Buffalo, New York facility and a portion of the growth was due to the metal price effect referenced above. Sales of inorganic materials from CERAC, incorporated, which was acquired in the first quarter 2006, and sales of lids from Thin Film Technology, Inc., which was acquired in the fourth quarter 2005, contributed to the growth in the segment’s sales for the second quarter and first six months of 2007. Sales through the recently created offices in Asia have also increased in the first six months of 2007.

We opened a new facility in the Czech Republic in the second quarter 2007 that is designed to provide shield kit cleaning services to customers in central Europe. We are also constructing a new manufacturing facility in China and expanding two of our New York facilities in order to meet the growing demand for Advanced Material Technologies and Services’ product offerings.

The gross margin on Advanced Material Technologies and Services’ sales was $15.9 million (13% of sales) in the second quarter 2007 and $18.4 million (22% of sales) in the second quarter 2006. For the first half of the year, gross margin was $57.9 million in 2007 and $34.8 million, an improvement of $23.1 million. The gross margin was 22% of sales in the first half of 2007, unchanged from the same period in the prior year.

The previously discussed quality issue and lower of cost or market charge of $8.8 million that was recorded against the Advanced Material Technologies and Services segment reduced the gross margin as a percent of sales by 7 points in the second quarter 2007 and 3 points for the first six months of 2007. The quality issue was resolved by the end of the second quarter.

The margin benefit from the turnover of the lower cost ruthenium inventory originally acquired in 2006 of $4.5 million in the second quarter 2007 and $21.4 million for the first six months of 2007 was also recorded against this segment. This benefit will not repeat to this extent in future periods as the inventory turns over and as a result of a change in our pricing practice that now bases the selling price of the ruthenium content of products sold on our purchase price.

The higher sales volumes generated additional contribution margin in both the second quarter 2007 and first six months of 2007 over the respective periods in the prior year. The change in product mix effect was slightly unfavorable in the first six months of 2007 compared to the first six months of 2006. Manufacturing overhead costs were only $1.3 million higher in the second quarter 2007 and $1.5 million higher in the first six months of 2007 than same periods in 2006 despite the significant increase in sales.

Total SG&A, R&D and other-net expenses were $11.0 million (9% of sales) in the second quarter 2007 and $8.7 million (11% of sales) in the second quarter 2006. These expenses totaled $21.0 million (8% of sales) in the first half of 2007 compared to $16.2 million (10% of sales) in the first half of 2006.

The expense increase for both the quarter and year-to-date period was primarily a result of and in order to support the higher level of business. Selling and marketing expenses increased due to market penetration efforts, including costs incurred by the overseas operations. Administrative costs increased as a result of additional manpower and costs associated with managing a growing business. A portion of the administrative cost increase was associated with legal and other initial set-up costs for the new overseas facilities. Corporate charges were $0.5 million higher in the second quarter and $1.1 million higher for the first six months of the year while incentive compensation expense was $0.2 million higher in the second quarter and $0.4 million higher in the first six months of 2007 over the comparable periods in 2006. The metal financing fee was also slightly higher in the first six months of 2007 than it was in the same period last year.

Operating profit from Advanced Material Technologies and Services was $4.9 million in the second quarter 2007 compared to $9.6 million in the second quarter 2006 as the impact of the quality issue and the lower of cost or market charge more than offset the margin benefits of the higher sales volume. For the first half of the year, operating profit was $36.8 million in 2007 and $18.6 million in 2006, an improvement of $18.2 million. Operating profit as a percent of sales also improved from 12% in the first half of 2006 to 14% in the first half of 2007.

Specialty Engineered Alloys

			First Half
	Second Quarter Ended		Ended
	June 29,	June 30,	June 29,	June 30,
Millions	2007	2006	2007	2006

Sales	$75.5	$69.0	$145.9	$129.4
Operating Profit	$1.4	$1.5	$6.7	$1.9

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

Bulk products are copper and nickel based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance or thermal conductivity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input in the manufacture of strip and bulk products and by the Beryllium and Beryllium Components segment. External sales of hydroxide from the Utah operations totaled $2.5 million in the second quarter 2007; there were no sales of hydroxide in 2006 until the third quarter.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $75.5 million in the second quarter 2007 were a 10% improvement over sales of $69.0 million in the second quarter 2006 while sales of $145.9 million in the first six months of 2007 were 13% higher than sales of $129.4 million in the first six months of 2006. This improvement was due to higher selling prices, a slight favorable change in product mix and the sales of hydroxide in 2007 as the strip and bulk product volumes sold in 2007 were lower in the comparable periods in 2006. The pricing improvement resulted from an increased percentage of sales subject to the pass-through of the current base metal (copper and nickel) prices. Shipment volumes of strip products declined 6% in the second quarter and 9% in the first six months of 2007 compared to the same periods last year. The majority of this decline was in the lower priced, lower beryllium-containing strip alloys while volumes of rod and wire products increased in 2007 over 2006. Bulk product volumes were 8% lower in the second quarter and 5% lower in the first half of 2007 versus the comparable periods in 2006.

Sales of Specialty Engineered Alloys into South Asia softened in the first six months of 2007, primarily from the telecommunications and computer market, including materials for handset applications. Sales in Europe, which have been strong across various market segments in 2007, will tend to soften in the third quarter due to customer seasonal slowdowns. The Japanese and North American markets have been firm in the first half of 2007, with the domestic automotive market starting to gain strength. New products also continued to contribute to the growth in Specialty Engineered Alloys’ sales in 2007. The book-to-bill ratio for this segment was unfavorable in the second quarter 2007.

The gross margin on Specialty Engineered Alloy sales was $14.8 million in the second quarter 2007 compared to $15.7 million in the second quarter 2006. The margin declined from 23% of sales in the second quarter 2006 to 20% of sales in the second quarter 2007. For the first six months of the year, gross margin of $33.6 million in 2007 improved $5.4 million from the $28.2 million generated in 2006. Margin also improved from 22% of sales in 2006 to 23% of sales in 2007.

The gross margin benefit from the improved pricing was more than offset by several factors in the second quarter 2007. Sales volumes were lower than the second quarter 2006 and production volumes were even lower as inventory was reduced in the second quarter 2007 while inventory increased in the second quarter 2006. Yield differences and other operating inefficiencies also served to reduce margins in the second quarter as compared to the same period in 2006. Yields started to improve late in the second quarter 2007. The cost of copper and nickel is passed on to customers based upon the cost at the time of receipt of the order; the cost of these materials increased sharply during the current quarter and will be recovered as the orders are shipped. Over time, our selling price and purchase price are in balance, but timing differences between the receipt and actual fulfillment of the order can impact margins in a given period, especially when there is a significant movement in prices. The improved pricing more than offset the unfavorable gross margin impact of the volume differences for the first six months of 2007. Manufacturing overhead spending was relatively unchanged in the first six months of 2007 from the first six months of 2006.

Total SG&A, R&D and other-net expenses of $13.4 million (18% of sales) in the second quarter 2007 were down $0.9 million from the expense total of $14.3 million (21% of sales) in the second quarter 2006. Expenses for the first six months of the year totaled $26.9 million in 2007 and $26.3 million in 2006. Expenses declined from 20% of sales in the first six months of 2006 to 18% of sales in the first six months of 2007.

The lower expenses in the second quarter 2007 resulted from a reduction in incentive compensation expense due to changes in the level of profitability relative to the plan targets. Corporate charges were also lower in the current quarter and six month period than they were a year ago. Offsetting the benefits of these lower expenses in the first six months of the year was an increase to selling and marketing expenses, primarily international, and a difference in foreign exchange gains and losses (in 2007, Specialty Engineered Alloys incurred exchange losses compared to exchange gains in 2006).

The operating profit from Specialty Engineered Alloys was $1.4 million in the second quarter 2007, down $0.1 million from the operating profit generated in the second quarter 2006. For the first six months of the year, operating profit was $6.7 million in 2007 (5% of sales) and $1.9 million (2% of sales) in 2006.

Beryllium and Beryllium Composites

			First Half
	Second Quarter Ended		Ended
	June 29,	June 30,	June 29,	June 30,
Millions	2007	2006	2007	2006

Sales	$16.5	$12.7	$31.7	$23.1
Operating Profit	$2.4	$0.9	$4.6	$1.1

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

Sales by Beryllium and Beryllium Composites were $16.5 million in the second quarter 2007, an improvement of $3.8 million over the second quarter 2006 while sales in the first six months of 2007 of $31.7 million improved $8.6 million (or 37%) over the first six months of 2006.

Sales for defense applications from the Elmore facility increased in both the second quarter and the first six months of 2007 over the comparable periods in 2006. The order backlog for defense applications remained strong as well. Sales for medical and industrial x-ray applications from the Fremont facility were also higher in the first half of 2007, primarily in the first quarter. Sales of beryllium blanks for the European nuclear fusion reactor project (JET) were $1.1 million in the second quarter 2007 and $1.7 million in the first six months of 2007; there were no shipments for this project in the first half 2006. Sales for the James Webb Space Telescope totaled $1.7 million in the first six months of 2006; sales for this project were immaterial in 2007 as the project was substantially completed in 2006. Sales of beryllium aluminum products improved for the quarter and first six months of the year while sales of beryllia ceramics were down slightly in the second quarter 2007 as compared to the second quarter 2006 but unchanged for the first six months of the year.

The gross margin on Beryllium and Beryllium Composite sales was $5.9 million in the second quarter 2007, an improvement of $2.5 million over the gross margin of $3.4 million earned in the second quarter 2006. The gross margin also improved from 27% of sales in the second quarter 2006 to 36% of sales in the second quarter 2007. For the first six months of the year, gross margin was $10.9 million, or 34% of sales, in 2007 and $6.0 million, or 26% of sales, in 2006. The majority of the increase in gross margin in the quarter and six month periods resulted from the benefits of the higher sales. The gross margin also increased due to improved scrap utilization at the Elmore facility and as a result of improvements at the Fremont facility. Manufacturing overhead costs for manpower and other items were slightly lower in the second quarter 2007 than the second quarter 2006 but $0.3 million higher in the first six months of 2007 than the first six months of 2006.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $3.5 million, or 21% of sales, in the second quarter 2007 compared to $2.5 million, or 20% of sales, in the second quarter 2006. For the first six months of the year, expenses were $6.4 million in 2007 and $4.9 million in 2006. The increase in expense was due to higher incentive compensation accruals, increased selling and marketing efforts, higher corporate charges and foreign currency exchange losses.

Operating profit for Beryllium and Beryllium Composites was $2.4 million in the second quarter 2007, an improvement of $1.5 million over the operating profit of $0.9 million in the second quarter 2006 while operating profit for the first six months of 2007 of $4.6 million was a $3.5 million improvement over the profit of $1.1 million generated in the first six months of 2006. Operating profit was 14% of sales in the first six months of 2007 and 5% of sales in the first six months of 2006.

Engineered Material Systems

			First Half
	Second Quarter Ended		Ended
	June 29,	June 30,	June 29,	June 30,
Millions	2007	2006	2007	2006

Sales	$16.9	$18.0	$33.6	$35.9
Operating Profit	$0.7	$1.2	$1.3	$2.6

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

Engineered Material Systems’ sales were $16.9 million in the second quarter 2007, a decline of 6% from sales of $18.0 million in the second quarter 2006. For the first six months of the year, sales of $33.6 million were 6% lower than sales of $35.9 million in 2006.

The decline in sales in the second quarter 2007 and the first six months of 2007 from the comparable periods in 2006 was largely due to softer demand from the automotive electronics market. A price increase implemented during the first quarter 2007 offset a portion of the lower volume. Sales of materials for disk drive applications, which were higher in the second quarter and first six months of 2007 than the same periods last year, and other new products also offset a portion of the softness in sales of traditional products from Engineered Material Systems. The sales order entry rate strengthened across various product lines late in the second quarter 2007.

The gross margin on Engineered Material Systems’ sales was $2.8 million, or 17% of sales, in the second quarter 2007 and $3.5 million, or 19% of sales, in the second quarter 2006. For the first six months of the year, gross margin was $5.4 million, or 16% of sales, in 2007 and $6.7 million, or 19% of sales, in 2006.

In addition to the lower volume, margins declined due to an unfavorable change in product mix during the second quarter 2007 and first six months of 2007. Sales grew in various products with a higher material content which, in turn, carry lower contribution margins, while sales for applications with higher contribution margins declined slightly. Yield and process improvements have helped to mitigate these unfavorable margin effects as did a price increase implemented in the first quarter 2007. Year-to-date margins were reduced by non-recurring expenses incurred in the first quarter 2007 for a safety training program and equipment relocations and related building expenses associated with preparing the facility for an additional capital investment to be made later in 2007.

Total SG&A, R&D and other-net expenses were $2.1 million in the second quarter 2007, a reduction of $0.2 million from the second quarter 2006. For the first six months of the year, total expenses of $4.1 million in 2007 were $0.1 million lower than 2006. There were no material differences in the various expense categories between years.

Operating profit from Engineered Material Systems was $0.7 million in the second quarter 2007 compared to $1.2 million in the second quarter 2006 while for the first six months of the year, operating profit was $1.3 million in 2007 and $2.6 million in 2006. Operating profit declined from 7% of sales in the first six months of 2006 to 4% in the first six months of 2007.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Quarter Ended
	June 29, 2007	Mar. 30, 2007

Total cases pending	10	12
Total plaintiffs	32	52
Number of claims (plaintiffs) filed during period ended	0(0)	0(0)
Number of claims (plaintiffs) settled during period ended	0(0)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$0
Number of claims (plaintiffs) otherwise dismissed	2(20)	1(2)

Settlement payment and dismissal for a single case may not occur in the same period.

Additional beryllium claims may arise. Management believes that it has substantial defenses in these cases and intends to continue to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Non-employee plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. We recorded a reserve for beryllium litigation of $1.7 million as of June 29, 2007 and $2.1 million as of December 31, 2006. We recorded a receivable for recoveries from our insurance carriers on insured claims of $1.8 million as of June 29, 2007 and $2.0 million as of December 31, 2006. We reserved an additional $0.4 million at both June 29, 2007 and December 31, 2006 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.

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

While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of June 29, 2007, two purported class actions were pending.

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

Financial Position

Net cash provided from operating activities was $11.4 million in the first half of 2007 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. The cash flow provided from operations in the second quarter 2007 was $16.1 million compared to a use of cash in operations of $4.7 million in the first quarter 2007. Cash balances stood at $12.1 million at the end of the second quarter 2007, a decline of $3.5 million from December 31, 2006 as the cash flow from operations coupled with the proceeds from the exercise of stock options and the sale of a small business were used to fund capital expenditures and reduce debt in the first six months of 2007.

Accounts receivable increased $27.6 million, or 32%, during the first half of 2007, largely due to the higher sales in 2007. Sales in the second quarter 2007 were 12% higher than sales in the fourth quarter 2006. Receivables also increased due to a slower average collection time, as the days sales outstanding (DSO), a measure of the average time to collect receivables, increased from a very low level as of year end 2006. Accounts written off to bad debt expense and adjustments to the bad debt allowance were less than $0.1 million in the first half of 2007.

Inventories totaled $163.2 million, an increase of $11.2 million, or 7%, during the first half of 2007. The majority of the inventory increase in the first half of the year was in Advanced Material Technologies and Services and specifically at the Brewster facility. These inventories declined in the second quarter 2007, partially due to the lower price of ruthenium. Inventories also increased within Beryllium and Beryllium Composites largely due to the purchase of beryllium ingot from the government stockpile late in the second quarter. This material will be used as feedstock during the upcoming quarters. Inventories within Specialty Engineered Alloy were lower at the end of the second quarter 2007 than at the end of last year as inventory pounds declined 4%. Inventories at Engineered Material Systems also declined slightly. While the total inventory level has increased, the inventory turnover ratio, a measure of how efficiently inventory is sold, improved in the second quarter 2007 over year end 2006.

We use the last in, first out (LIFO) method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and typically lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method have only a minimal impact on changes in the inventory carrying value. Other materials, including ruthenium, are not valued using the LIFO method. Portions of the ruthenium inventory stream can have a long processing time and therefore these inventories can be susceptible to a lower of cost or market charge when there is a significant reduction in ruthenium’s market price, as was the case in the second quarter 2007.

Prepaid expenses of $15.3 million as of the end of the second quarter 2007 increased $1.3 million from year-end 2006, as various prepaid balances, including insurance, manufacturing supplies and other items increased due to the higher level of business activity and the timing of payments. Prepaid expenses included the fair value of derivatives of $0.7 million as of the end of the second quarter, an increase of $0.1 million from December 31, 2006.

Capital expenditures for property, plant and equipment totaled $11.2 million while expenditures for mine development activities totaled $6.2 million in the first half of 2007 as total capital spending exceeded the level of depreciation for the first time in a number of periods. Spending within the Advanced Material Technologies and Services segment totaled $5.8 million and included the construction of two facilities overseas and the expansion of two domestic facilities as previously noted. Engineered Material Systems is installing new equipment and rearranging the existing equipment in order to create a new efficient high technology work center. Specialty Engineered Alloys has various projects underway to upgrade and/or replace existing discrete pieces of equipment. Brush Resources continued its work on opening a new bertrandite ore mine in Utah; we anticipate the mine will start producing ore in 2008.

Other liabilities and accrued items of $51.5 million at the end of the second quarter 2007 were $0.7 million lower than the balance at the beginning of the year. The reduction to the incentive accruals due to the payments made for 2006 in the first quarter 2007 net of the expense for the current year was mostly offset by the charge for payments to be made for the quality issue, higher fringe benefit accruals and other items. Utility accruals also declined during 2007 due to seasonal differences.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.7 million as of June 29, 2007 compared to $0.3 million as of December 31, 2006. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done is certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $9.5 million as of the end of the second quarter 2007, a decline of $2.1 million from the prior year end. This decline was due to differences for the long-term liability under employee compensation plans; the liability under a plan that will be paid in the first quarter 2008 was reclassified from long term as of December 31, 2006 to short term as of March 30, 2007. Other long-term liabilities, including the reserve for CBD litigation and the long-term portion of an interest rate derivative financial instrument, changed by minor amounts during the first half of 2007.

The retirement and post-employment obligation balance was $57.3 million as of June 29, 2007 compared to $59.1 million at December 31, 2006. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. We made a $3.8 million contribution to the domestic pension plan in the first quarter 2007; we do not anticipate making any additional contributions to the plan during the second half of 2007. The domestic pension plan expense was $2.2 million in the first six months of 2007 (see Note C to the Consolidated Financial Statements). The liability also changed during the quarter as a result of the other plans’ expenses less payments made under the retiree medical and other retirement plans.

Total debt of $41.6 million at the end of the second quarter 2007 was $7.4 million lower than total debt of $49.0 million at December 31, 2006. Debt increased in the first quarter 2007 over the year-end 2006 balance in order to finance the growth in accounts receivable and inventories, the payment of the 2006 employee incentive compensation in March 2007 and the pension plan contribution in that period. Debt then declined in the second quarter as a result of the improved cash flow from operations and the proceeds from the exercise of stock options. As of June 29, 2007, short-term debt totaled $30.8 million and included foreign currency denominated loans, a gold denominated loan and short-term domestic borrowings under the revolving credit agreement. The current portion of long-term debt totaled $0.6 million as of June 29, 2007 while long-term debt was $10.2 million, a decline of $10.0 million from the prior year end. We were in compliance with all of our debt covenants as of the end of the second quarter 2007.

We received $4.9 million for the exercise of approximately 291,000 options to purchase shares of our common stock during the first half 2007.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 provides guidance on the financial statement recognition, measurement, treatment and disclosure of a tax position taken or expected to be taken on a tax return as well as the associated interest and penalties. As a result of adopting FIN 48, we increased our accrued income tax payable by $1.4 million with the offset recorded as a charge against retained earnings as of January 1, 2007. Prior year results were not restated for the adoption of FIN 48. Charges to the income statement in the first half of 2007 as a result of FIN 48 were immaterial.

Total shareholders’ equity was $326.6 million at the end of the second quarter 2007 compared to $291.0 million at the beginning of the year. This $35.6 million increase was primarily due to comprehensive income of $27.5 million (see Note E to the Consolidated Financial Statements), the exercise of options and the tax benefits from the exercise of options less the $1.4 million charge from the adoption of FIN 48.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $47.4 million at the end of the second quarter 2007, a decrease of $14.7 million during the first six months of the year due to lower quantities of metal on-hand offset in part by higher average prices.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of June 29, 2007 from the year-end 2006 totals as disclosed on page 28 of our annual report to shareholders for the period ended December 31, 2006.

Net cash provided from operations was $5.1 million in the first half of 2006 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. Accounts receivable increased $17.6 million, or 25%, in the first half of 2006, due to the higher sales volume as the DSO improved during the period. Inventories increased $27.8 million, or 27%, in the first half 2006 in order to support the higher sales volume. The inventory turnover ratio was unchanged. The majority of the inventory increase was in the Advanced Material Technology and Services and Specialty Alloy Products segments. Capital expenditures totaled $6.0 million in the first half of 2006 as spending remained below the level of depreciation. In addition to the $6.0 million of capital spending, we acquired the stock of CERAC, incorporated for $26.2 million in the first quarter 2006. Other liabilities and accrued items increased $6.7 million primarily due to higher incentive compensation accruals. We received $7.0 million for the exercise of approximately 491,000 stock options in the first half of 2006. Total debt of $79.3 million as of the end of the second quarter was $22.2 million higher than the prior year end, mainly as a result of funding the CERAC acquisition. Cash balances stood at $12.6 million as of June 30, 2006, an increase of $2.0 million from December 31, 2005.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, small acquisitions and environmental remediation projects. In addition to the $12.1 million of cash on hand, we had approximately $92.1 million of available borrowing capacity under the existing lines of credit as of June 29, 2007.

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

Outlook

While sales were lower in the second quarter 2007 than the first quarter 2007, the majority of our markets remain in good condition. We believe that the demand from the data storage market which softened in the second quarter, caused partially by the quality issue and partially by seasonality, should start to strengthen in the third quarter 2007.

Various other markets served by Advanced Material Technologies and Services continue to be strong and offer growth opportunities. Demand from the defense market remained strong early in the third quarter 2007. Our new products have added to our sales growth while our marketing and research engineers are continuing their efforts to develop new applications and new markets. However, portions of the computer and telecommunications market have softened and competition for various applications from other material solutions remains strong.

Gross margins and profitability were reduced by the quality issue and the lower of cost or market charge in the second quarter 2007. While the quality issue should be resolved, we cannot estimate the margin impact of any lower of cost or market charges in future periods as it is dependent upon the movement in the market price for ruthenium, which we use primarily in manufacturing products for data storage applications. The previously implemented pricing improvements should help mitigate the unfavorable margin impact of the currently high costs for other raw materials, including copper and nickel.

We will continue our efforts to manage our overhead and expense levels. However, we will invest in marketing and other efforts in order to continue our global sales growth. The expense for various compensation plans is dependent upon the market price of our common stock, which has been quite volatile in 2007. The expense will increase should our share price increase.

While sales and earnings estimates are subject to significant variability due to changes in demand, metal prices and other factors, as of early in the third quarter 2007, we are estimating that sales in the third quarter will be in the range of $240.0 to $250.0 million and earnings per share in the range of $0.45 to $0.55.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global and domestic economies;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2007;

•	Our success in developing and introducing new products and new product ramp up rates, including the actual ramp up of the perpendicular media market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of materials, tax rates, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs, and the cost and availability of insurance;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to pages 31 and 32 of our annual report to shareholders for the period ended December 31, 2006

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of June 29, 2007, our subsidiary, Brush Wellman Inc., was a defendant in 10 proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the second quarter of 2007, the number of beryllium cases decreased from 12 cases (involving 52 plaintiffs) as of March 30, 2007 to 10 cases (involving 32 plaintiffs) as of June 29, 2007. During the second quarter, in one case (involving two plaintiffs) plaintiffs filed a request for dismissal. In one purported class action (involving eight named plaintiffs) the appellate court affirmed dismissal of the claims of the plaintiffs who alleged only beryllium exposure as an injury, but reversed dismissal of the five individuals alleged to be sensitized to beryllium and remanded the case to the district court for proceedings as to those individuals. In another purported class action (involving 15 named plaintiffs), following the circuit court’s entry affirming the trial court’s granting of the Company’s Motion to Dismiss, the plaintiffs’ Petition for Rehearing was denied, and the case has been finally decided. No cases were filed during the quarter.

The ten pending beryllium cases as of June 29, 2007 fall into two categories: eight cases involving non-employee individual plaintiffs, with 16 individuals (and four spouses who have filed claims as part of their spouse’s case, and two children who have filed claims as part of their parent’s case); and two purported class actions involving ten named plaintiffs, as discussed more fully below. Claims brought by non-employee plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al. filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007.

As reported above, one purported class action has been remanded to the trial court for proceedings as to the five individuals who allege beryllium sensitization following the appellate court’s affirming of the trial court’s grant of summary judgment in the Company’s favor. The third purported class action was Neal Parker, et al. v. Brush Wellman Inc., filed in the Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs were Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants were Brush Wellman; Schmiede Machine and Tool Corporation; Thyssenkrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins were current employees of Lockheed. Mr. Ponder was a retired employee; and Ms. King and Ms. Burns were family members. The plaintiffs brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs sought a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order (1) directing plaintiffs to amend their pleading to segregate out those plaintiffs who endured only subclinical, cellular and subcellular effects from those who sustained actionable tort injuries, and stating that following such amendment, the Court would enter an order dismissing the claims asserted by the former subset of claimants; (2) dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and (3) dismissing the claims against Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members sustained personal injuries; however, they alleged that they identified five individuals whose injuries manifested themselves such that they had been detected by physical examination and/or laboratory test. On May 23, 2005, the defendants filed a Motion to Enforce the March 29, 2005 Order, which argued that the five plaintiffs identified in the Amended Complaint had only beryllium sensitization, which is not an actionable tort injury as defined in the March 29, 2005 Order. On March 10, 2006, the Court entered an order construing this motion as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, the plaintiffs filed an appeal. On April 18, 2007, the Eleventh Circuit Court of Appeals affirmed in part and reversed in part the trial court’s grant of summary judgment, holding that Georgia tort law requires a current physical injury and that allegations of subclinical and cellular damage do not satisfy the physical injury requirement. However, with respect to the five named individuals with alleged beryllium sensitization, there was a genuine issue of material fact that precluded summary judgment, and the case has been remanded to the district court for further proceedings. Those five individuals are Messrs. Parker, Carlton, Brown, Griffin and Walker. Defendants and Plaintiffs filed motions for reconsideration, which the Eleventh Circuit denied on June 6, 2007.

As reported above, one purported class action has been finally decided. The fourth class action was George Paz, et al. v. Brush Engineered Materials Inc., et al., filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs were George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants were Brush Engineered Materials Inc., Brush Wellman Inc., Wess-Del Inc., and the Boeing Company. Plaintiffs sought the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purported to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals.

Messrs. Paz and Lewis and Ms. Faciane represented current and former DCMA employees at Stennis. Mr. Jones represented DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represented Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz were family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs filed an appeal. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs did not appeal. On April 7, 2006, the U.S. Court of Appeals for the Fifth Circuit, in case number 05-60157, certified the question regarding whether Mississippi has a medical monitoring cause of action to the Mississippi Supreme Court. In case number 2006-FC-007712-SCT, the Mississippi Supreme Court issued an opinion that the laws of Mississippi do not allow for a medical monitoring cause of action without an accompanying physical injury on January 4, 2007. Plaintiffs filed a motion for rehearing, which was denied by the Mississippi Supreme Court on March 1, 2007. On March 29, 2007, the Fifth Circuit entered and filed its judgment affirming the District Court’s granting of the Company’s Motion to Dismiss. On April 6, 2007, plaintiffs filed a Petition for Panel Rehearing, which was denied by the Fifth Circuit on June 18, 2007, and the case is now closed.

Other Claims

One of our subsidiaries, Williams Advanced Materials Inc. (“WAM”), is a party to two patent litigations in the U.S. involving Target Technology Company, LLC of Irvine, CA (“Target”). Both actions involve patents directed to technology used in the production of DVD-9s, which are high storage capacity DVDs. The patents at issue concern certain silver alloys used to make the semi-reflective layer in DVD-9s, a thin metal film that is applied to a DVD-9 through a process known as sputtering. The raw material used in the sputtering process is called a target. Target alleges that WAM manufactures and sells infringing sputtering targets to DVD manufacturers.

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the “NY Action”), WAM has asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action now is awaiting a review by the District Court Judge of the grant by the Magistrate Judge of WAM’s motion to transfer the NY Action to the Central District of California, where the second litigation between the parties is pending.

In the second litigation, Target in September 2004 filed in the U.S. District Court, Central District of California (case no. SAC04-1083 DOC (MLGx)) a separate action for infringement of one of the same patents named in the NY Action (the “CA Action”), naming as defendants WAM and certain of WAM’s customers who purchase certain WAM sputtering targets. Target seeks a judgment that the patent is valid and infringed by the defendants, a permanent injunction, damages adequate to compensate Target for the infringement, treble damages and attorneys’ fees and costs. In April 2007, Sony DADC U.S., Inc. (“Sony”) intervened in the CA Action claiming ownership of that patent and others of the patents that Target is seeking to enforce in the NY Action. Sony’s claim is based on its prior employment of the patentee and Target’s founder, Hanphire H. Nee, and includes a demand for damages against both Target and Nee. WAM on behalf of itself and its customers has a paid-up license from Sony under any rights that Sony has in those patents. Trial of the CA action is currently scheduled for August 2008.

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
Dated: August 6, 2007
/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer