Form 10-Q
period 2007-09-28
BRUSH ENGINEERED MATERIALS INC
filed 2007-11-02
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of October 29, 2007 there were 20,395,859 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended September 28, 2007 are as follows:

Consolidated Statements of Income — Third Quarter and first nine months ended September 28, 2007 and September 29, 2006	2

Consolidated Balance Sheets — September 28, 2007 and December 31, 2006	3

Consolidated Statements of Cash Flows — Nine months ended September 28, 2007 and September 29, 2006	4
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Dollars in thousands except share and	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
per share amounts)	2007	2006	2007	2006

Net sales	$230,928	$200,426	$714,805	$555,227
Cost of sales	184,655	160,715	557,367	441,554

Gross margin	46,273	39,711	157,438	113,673
Selling, general and administrative expense	27,456	26,848	82,690	77,951
Research and development expense	968	971	3,569	3,006
Other-net	1,679	1,258	5,537	1,960

Operating profit	16,170	10,634	65,642	30,756
Interest expense	286	983	1,540	3,250

Income before income taxes	15,884	9,651	64,102	27,506
Income taxes	5,976	2,564	23,141	8,224

Net income	$9,908	$7,087	$40,961	$19,282

Per share of common stock: basic	$0.49	$0.36	$2.02	$0.99
Weighted average number of common shares outstanding	20,392,000	19,784,000	20,300,000	19,547,000
Per share of common stock: diluted	$0.48	$0.35	$1.98	$0.96
Weighted average number of common shares outstanding	20,730,000	20,111,000	20,736,000	19,998,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Sept. 28,	Dec. 31,
(Dollars in thousands)	2007	2006

Assets
Current assets
Cash and cash equivalents	$16,967	$15,644
Accounts receivable	116,877	86,461
Inventories	163,798	151,950
Prepaid expenses	16,308	13,988
Deferred income taxes	3,279	3,541

Total current assets	317,229	271,584
Other assets	13,152	13,577
Related-party notes receivable	98	98
Long-term deferred income taxes	4,655	15,575
Property, plant and equipment	575,512	557,861
Less allowances for depreciation, depletion and amortization	392,647	381,932

	182,865	175,929
Goodwill	21,782	21,843

	$539,781	$498,606

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$29,908	$28,076
Current portion of long-term debt	631	632
Accounts payable	30,240	30,744
Other liabilities and accrued items	53,239	52,161
Unearned revenue	2,652	314
Income taxes	1,086	4,515

Total current liabilities	117,756	116,442
Other long-term liabilities	11,780	11,642
Retirement and post-employment benefits	59,200	59,089
Long-term income taxes	4,331	—
Deferred income taxes	—	151
Long-term debt	9,645	20,282
Shareholders’ equity	337,069	291,000

	$539,781	$498,606

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sept. 28,	Sept. 29,
(Dollars in thousands)	2007	2006

Net income	$40,961	$19,282
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	17,944	17,668
Amortization of deferred financing costs in interest expense	321	440
Derivative financial instrument ineffectiveness	42	(163)
Stock-based compensation expense	2,928	1,200
Decrease (increase) in accounts receivable	(29,122)	(30,951)
Decrease (increase) in inventory	(12,440)	(33,966)
Decrease (increase) in prepaid and other current assets	(1,941)	(896)
Decrease (increase) in deferred income taxes	(3,680)	6,075
Increase (decrease) in accounts payable and accrued expenses	(3,763)	14,212
Increase (decrease) in unearned revenue	2,338	190
Increase (decrease) in interest and taxes payable	10,471	1,198
Increase (decrease) in other long-term liabilities	3,286	3,013
Other — net	(2,080)	7,123

Net cash provided from operating activities	25,265	4,425
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(17,644)	(9,659)
Payments for mine development	(6,778)	(72)
Payments for purchase of business net of cash received	—	(25,694)
Proceeds from sale of business	2,150	—
Proceeds from sale of property, plant and equipment	46	—
Other investments — net	42	33

Net cash used in investing activities	(22,184)	(35,392)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	1,467	7,619
Proceeds from issuance of long-term debt	15,747	26,000
Repayment of long-term debt	(26,393)	(10,633)
Issuance of common stock under stock option plans	4,914	9,441
Tax benefit from exercise of stock options	2,733	—

Net cash provided from (used in) financing activities	(1,532)	32,427
Effects of exchange rate changes	(226)	(284)

Net change in cash and cash equivalents	1,323	1,176
Cash and cash equivalents at beginning of period	15,644	10,642

Cash and cash equivalents at end of period	$16,967	$11,818

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 28, 2007 and December 31, 2006 and the results of operations for the third quarter and first nine months ended September 28, 2007 and September 29, 2006. All of the adjustments were of a normal and recurring nature.

Note B —	Inventories

	Sept. 28,	Dec. 31,
(Dollars in thousands)	2007	2006

Principally average cost:
Raw materials and supplies	$28,036	$36,390
Work in process	150,741	124,670
Finished goods	52,601	56,721

Gross inventories	231,378	217,781
Excess of average cost over LIFO inventory value	67,580	65,831

Net inventories	$163,798	$151,950

Note C —	Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Dollars in thousands)	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$1,185	$1,253	$75	$74
Interest cost	1,888	1,742	477	476
Expected return on plan assets	(2,200)	(2,078)	—	—
Amortization of prior service cost	(167)	(178)	(9)	(9)
Amortization of net loss	445	517	—	—

Net periodic benefit cost	$1,151	$1,256	$543	$541

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Dollars in thousands)	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$3,499	$3,760	$226	$222
Interest cost	5,577	5,227	1,431	1,427
Expected return on plan assets	(6,497)	(6,235)	—	—
Amortization of prior service cost	(494)	(534)	(27)	(27)
Amortization of net loss	1,314	1,550	—	—

Net periodic benefit cost	$3,399	$3,768	$1,630	$1,622

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $2.2 million as of September 28, 2007 and $2.1 million as of December 31, 2006. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. There were no settlement payments made during the first nine months of 2007. Portions of the outstanding claims are covered by varying levels of insurance.

In the third quarter 2006, the Court of Common Pleas in Ottawa County, Ohio issued a summary judgment in the Company’s favor and awarded the Company damages of $7.8 million to be paid by the Company’s former insurance providers. The Company had filed the lawsuit against its former insurers in attempts to resolve a dispute over how insurance coverage should be applied to incurred legal defense costs and indemnity payments. The Court ruling agreed with the Company’s position. The damages, which were stipulated to by the defendants, represent costs previously paid by the Company over a number of years that were not reimbursed by the insurance providers. The damages also include accrued interest on those costs. The award was subsequently increased to $8.8 million as a result of the defendants stipulating to the attorney’s fess incurred in pursuing this action. The Company believes that the defendants will appeal this ruling and therefore all or a portion of the $8.8 million may not realized by the Company. Given the uncertainty surrounding the timing and outcome of the appeal process and the possibility for a portion or all of the award to be reversed, the Company has not recorded the impact of the award in its Consolidated Financial Statements as of September 28, 2007.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any indemnification payments nor have they recorded a reserve for losses under these agreements as of September 28, 2007. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment. The court recently issued a stay in the action against WAM in order to review the question of the plaintiff’s ownership of the applicable patents.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.0 million as of September 28, 2007 and $5.1 million as of December 31, 2006. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income and comprehensive income for the third quarter and first nine months ended September 28, 2007 and September 29, 2006 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$9,908	$7,087	$40,961	$19,282
Cumulative translation adjustment	1,426	(14)	1,194	476
Change in the fair value of derivative financial instruments	(2,174)	(1,034)	(6,021)	4,732
Minimum pension and other retirement plan liability	269	—	793	—

Comprehensive income	$9,429	$6,039	$36,927	$24,490

Note F —	Segment Reporting

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

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Third Quarter 2007
Revenues from external customers	$119,418	$74,117	$15,159	$18,614	$227,308	$3,620	$230,928
Intersegment revenues	1,406	335	209	322	2,272	2	2,274
Operating profit (loss)	12,279	2,566	2,204	1,710	18,759	(2,589)	16,170
Third Quarter 2006
Revenues from external customers	$91,994	$73,205	$13,554	$17,039	$195,792	$4,634	$200,426
Intersegment revenues	1,125	2,463	270	1,287	5,145	19	5,164
Operating profit (loss)	6,158	3,695	1,706	602	12,161	(1,527)	10,634
First Nine Months 2007
Revenues from external customers	$384,352	$220,028	$46,818	$52,227	$703,425	$11,380	$714,805
Intersegment revenues	3,879	3,403	752	1,787	9,821	14	9,835
Operating profit (loss)	49,109	9,258	6,762	3,016	68,145	(2,503)	65,642
Assets	190,920	239,339	38,217	27,287	495,763	44,018	539,781
First Nine Months 2006
Revenues from external customers	$250,279	$202,569	$36,696	$52,977	$542,521	$12,706	$555,227
Intersegment revenues	3,196	5,753	632	2,680	12,261	21	12,282
Operating profit (loss)	24,750	5,641	2,803	3,166	36,360	(5,604)	30,756
Assets	150,592	233,286	36,039	29,524	449,441	37,099	486,540

Note G —	Stock-based Compensation Expense

The Company granted 3,000 restricted stock units to certain employees in the third quarter 2007. The fair value of the grants was determined using the closing prices on the grant dates. The fair value will be amortized over the vesting period of three years. The shares will be forfeited should the holders’ employment terminate prior to the end of the vesting period.

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

The Company granted approximately 50,000 shares of restricted stock to certain employees in the first quarter 2007 at a fair value of $44.72 per share. The fair value was determined using the closing price of the Company’s stock on the grant date of February 15, 2007 and will be amortized over the vesting period of three years. The shares will be forfeited should the holders’ employment terminate prior to the end of the vesting period. The Company granted approximately 40,000 stock appreciation rights (SARs) to certain employees in the first quarter 2007 at a strike price of $44.72 per share. The fair value of the SARs, which was determined on the grant date of February 15, 2007 using a Black-Scholes model, was $22.77 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

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

Total share-based compensation expense for the above and previously existing grants and plans was $1.0 million in the third quarter 2007 and $0.5 million in the third quarter 2006. For the first nine months of the year, the comparable expense was $2.9 million in 2007 and $1.2 million in 2006.

Note H —	Income Taxes

Income taxes were calculated by applying an effective tax rate of 37.6% against income before income taxes in the third quarter 2007 and 36.1% in the first nine months of 2007. The differences between the effective rate and the statutory rate in both periods included the effects of percentage depletion, foreign source income and deductions, the production deduction and other factors. The effective tax rate was 26.6% in the third quarter 2006 and 29.9% in the first nine months of 2006. The differences between the effective and statutory rates in those periods were primarily the impact of foreign source income and percentage depletion. The effective tax rate was higher in the third quarter and first nine months of 2007 than the respective periods in the prior year due to differences in income levels, foreign source income, percentage depletion and other factors.

The effective rate in the third quarter 2007 was higher than the effective rate of 35.6% used in the first six months of 2007 due to differences in the projected impact of foreign income and taxes and other factors. The effect of this rate change was an increase to tax expense and to decrease net income by approximately $0.3 million, or $0.01 per share, in the third quarter 2007.

Note I —	Income Taxes — Adoption of FIN 48

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result of adopting FIN 48, the Company recognized a $1.4 million increase to its reserve for uncertain tax positions, which is included in accrued income taxes on the Consolidated Balance Sheet. The increase was accounted for as an adjustment to the retained earnings balance as of January 1, 2007. The prior year’s results were not restated for the adoption of FIN 48.

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

The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of this statement will have, if any, on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated producer of engineered materials used in a variety of high performance electrical, electronic, thermal, optical and structural applications. Major markets for our materials include telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components and appliance.

Sales in the third quarter 2007 of $230.9 million were $30.5 million higher than the third quarter 2006. This growth was fueled by a combination of improved demand from the data storage, defense and portions of the telecommunications and computer and other markets, improved pricing in portions of our business, new products and the pass-through of higher precious metal prices. International sales continued to grow at a faster pace than domestic sales.

Gross margin was 20% of sales in the third quarter 2007, unchanged from the third quarter 2006, but an improvement over the 18% gross margin earned in the second quarter 2007. Expenses were slightly higher in the third quarter 2007 than they were in the third quarter 2006, but they declined as a percent of sales.

Operating profit was $16.2 million in the third quarter 2007, a $5.6 million, or 52%, improvement over the third quarter 2006. Operating profit has grown over the comparable quarter in the prior year for nine consecutive quarters.

Cash flow from operations was $25.3 million in the first nine months of 2007. Cash flow from operations increased in both the second quarter and third quarter 2007 over the preceding quarter. In the third quarter 2007, cash flow from operations was $13.9 million. This strong cash flow, along with the proceeds from the exercise of stock options and the proceeds from the sale of a small business, allowed us to fund capital expenditures, a pension plan contribution and an $8.8 million reduction in debt in the first nine months of 2007.

The debt to total debt plus equity ratio, a measure of balance sheet leverage, improved from 14% at year end 2006 to 11% as of the end of the third quarter 2007.

Results of Operations

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions, except per share data	2007	2006	2007	2006

Sales	$230.9	$200.4	$714.8	$555.2
Operating Profit	16.2	10.6	65.6	30.8
Income Before Income Taxes	15.9	9.7	64.1	27.5
Net Income	9.9	7.1	41.0	19.3
Diluted E.P.S.	$0.48	$0.35	$1.98	$0.96

Sales of $230.9 million in the third quarter 2007 were 15% higher than third quarter 2006 sales of $200.4 million while sales of $714.8 million for the first nine months of 2007 were 29% higher than sales of $555.2 million in the first nine months of 2006.

Sales have grown over the comparable quarter in the prior year for nineteen consecutive quarters. Sales in the first nine months of 2007 were the highest in our history.

More than half of the growth in sales in the third quarter and first nine months of 2007 over the prior year is from sales of ruthenium-based targets for the data storage market for hard disk drive applications. The demand for these materials improved in the third quarter 2007 after having slowed down during the second quarter 2007 from the first quarter 2007 level, partially due to seasonality issues. We anticipate demand from this market to be strong in the fourth quarter 2007 as the perpendicular magnetic recording (PMR) technology is implemented by our customers in an increasing portion of their hard disk drive applications.

Sales of precious metal products for wireless telecommunication and other applications contributed to the sales increase in the third quarter and first nine months of 2007. Sales also increased in the third quarter 2007 and the first nine months of 2007 due to improved pricing on copper-based alloy products sold into portions of the telecommunications and computer, appliance, industrial component and other markets. Sales for defense and government-related applications grew in each of the first three quarters of 2007 while the demand from the automotive electronics market, which had been soft in the first six months of 2007, strengthened during the third quarter 2007.

We use precious metals, including gold, silver, platinum and palladium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. The prices for the precious metals we use on average were higher in the third quarter and first nine months of 2007 than the comparable periods in 2006 resulting in an estimated $5.2 million increase in sales in the third quarter 2007 as compared to the third quarter 2006 and an estimated $15.9 million increase in sales in the first nine months of 2007 over the first nine months of 2006.

International sales were $91.4 million, or 40% of total sales, in the third quarter 2007 compared to $67.4 million, or 34% of total sales, in the third quarter 2006. For the first nine months of the year, international sales of $305.6 million in 2007 were 65% higher than international sales of $185.6 million in 2006. International sales accounted for 43% of total sales in the first nine months of 2007 compared to 33% of total sales in the first nine months of 2006. A significant portion of the international growth in 2007 came from Asia and a portion of that growth was due to the data storage market. The effect of translating foreign currency denominated sales was a favorable $0.7 million in the third quarter 2007 and a favorable $2.4 million in the first nine months of 2007 as compared to the same periods in 2006. Domestic sales grew 5% in the third quarter 2007 and 11% in the first nine months of 2007 over the respective periods of 2006.

Gross margin was $46.3 million in the third quarter 2007, an increase of $6.6 million over the gross margin of $39.7 million in the third quarter 2006. The gross margin was 20% of sales in both periods. For the first nine months of the year, the gross margin improved to $157.4 million in 2007, or 22% of sales, from $113.7 million, or 20% of sales, in 2006.

The overall increase in sales volume contributed to the margin improvement in both the third quarter and first nine months of 2007 over to the respective periods of the prior year. Improved pricing from two of our businesses helped to offset the impact of the continuing high cost of copper and nickel and also contributed to the higher margin dollars in 2007. The change in product mix was slightly favorable in the third quarter and first nine months of 2007 as compared to the same periods in 2006.

The market price of ruthenium escalated in the second half of 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $1.5 million in the third quarter 2007 and $22.9 million in the first nine months of 2007. A portion of the lower cost inventory was in the form of refines and other re-cycle materials that have longer processing times; we anticipate that the majority of the small volume of material that is left from last year will be consumed in the fourth quarter 2007. During the first quarter 2007, we revised our pricing strategy to allow for changes in the price of ruthenium purchased going forward to be passed on to customers.

The year-to-date gross margin was adversely affected by an isolated manufacturing quality issue in the production of ruthenium targets for the data storage market that resulted in customer returns, additional costs and inventory losses in the second quarter 2007. The quality issue was resolved and shipments resumed to the affected customers in the third quarter 2007. The year-to-date gross margin was also reduced in the second quarter 2007 by a lower of cost or market charge on a portion of the ruthenium-based inventory as the market price of ruthenium declined below the original price paid for materials purchased earlier in the year. The total impact of the quality issue (excluding the potential impact of any lost sales) and the lower of cost or market charge was $8.8 million, or 1% of sales, in the first nine months of 2007.

Selling, general and administrative expenses (SG&A) were $27.5 million in the third quarter 2007 compared to $26.8 million in the third quarter 2006. Expenses declined from 13% of sales in the third quarter 2006 to 12% of sales in the third quarter 2007. For the first nine months of the year, SG&A expenses totaled $82.7 million, or 12% of sales, in 2007 and $78.0 million, or 14% of sales, in 2006.

Incentive compensation expense was approximately $0.4 million lower in the third quarter 2007 than the third quarter 2006 but $1.8 million higher in the first nine months of 2007 than the first nine months of 2006 due to differences in our profitability and the impact of changes in the market price for our common stock on certain compensation plans. The expense for other share-based compensation plans, including restricted stock amortization and stock options, increased $0.2 million in the third quarter 2007 and $0.8 million in the first nine months of 2007 over the respective periods in 2006.

Selling and marketing expenses were higher in both the third quarter and first nine months of 2007 than the comparable periods in 2006 in order to support the higher level of sales and as a result of our domestic and international market penetration efforts.

The exchange rate effect on the translation of Brush International, Inc.’s subsidiaries’ expenses was an unfavorable $0.2 million in the third quarter 2007 and $0.6 million in the first nine months of 2007 as compared to the respective periods in 2006.

Research and development expenses (R&D) were $1.0 million in the third quarter 2007, unchanged from the third quarter 2006. For the first nine months of the year, R&D expenses increased from $3.0 million in 2006 to $3.6 million in 2007. Our R&D efforts remain closely aligned with our marketing and manufacturing operations and are focused on developing new products and improving processes.

Other-net expense for the third quarter and first nine months of 2007 and 2006 is summarized in the following table:

	Income/(Expense)
	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions	2007	2006	2007	2006

Exchange gains (losses)	$0.3	$0.2	$(0.5)	$1.5
Directors’ deferred compensation	(0.6)	(0.3)	(1.2)	(0.7)
Derivative ineffectiveness	—	(0.3)	0.1	0.2
Metal financing fee	(0.5)	(0.6)	(1.4)	(1.5)
Loss on sale of business	—	—	(0.3)	—
Other items	(0.9)	(0.3)	(2.2)	(1.5)

Total	$(1.7)	$(1.3)	$(5.5)	$(2.0)

Exchange gains and losses are caused by changes in the U.S. dollar’s value relative to the strike prices in the maturing hedge contracts and in other currency transactions. In general, the dollar has been weaker in the first nine months of 2007 than it was in the comparable period of 2006.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movements in the share price of our stock; the price increased during the third quarter and first nine months of both 2007 and 2006.

Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. Gains on the swap result from increases in market interest rates while losses are caused by declines in interest rates.

We are charged a metal financing fee on the value of the off-balance sheet precious metal inventory. The fee is relatively unchanged from the prior year.

In the first quarter of 2007, we sold substantially all of the operating assets and liabilities of Circuits Processing Technology, Inc. (CPT), a wholly owned subsidiary that manufactures thick film circuits, for $2.2 million. CPT, which was acquired in 1996, was a small operation with limited growth opportunities. The loss on the sale was approximately $0.3 million.

Other-net expense also includes amortization of intangible assets, cash discounts, gains and losses on the disposal of fixed assets and other non-operating items.

Operating profit was $16.2 million in the third quarter 2007, an improvement of $5.6 million over the $10.6 million profit earned in the third quarter 2006. For the first nine months of the year, operating profit improved $34.8 million, from $30.8 million in 2006 to $65.6 million in 2007. This improvement resulted from the margin earned on the higher sales offset in part by higher material costs, the quality issue in the second quarter 2007 and higher SG&A and other-net expenses.

Interest expense was $0.3 million in the third quarter 2007 compared to $1.0 million in the third quarter 2006. For the first nine months of the year, interest expense was $1.5 million in 2007 and $3.2 million in 2006. The average level of outstanding debt was lower in the third quarter 2007 and first nine months of 2007 than the comparable periods in 2006. Interest capitalized in association with long-term capital projects was immaterial in the third quarter and first nine months of both years.

Income before income taxes was $15.9 million in the third quarter 2007 compared to $9.7 million in the third quarter 2006, a $6.2 million, or 65%, improvement. Income before income taxes was $64.1 million in the first nine months of 2007, having grown $36.6 million from the income before income taxes of $27.5 million in the first nine months of 2006.

The tax expense was calculated by applying a provision of 37.6% against the income before income taxes in the third quarter of 2007 while a provision of 26.6% was used in the third quarter 2006. The effective tax rate was 36.1% in the first nine months of 2007 and 29.9% in the first nine months of 2006. The effects of percentage depletion, foreign source income, executive compensation, the production deduction and other items were the major factors for the difference between the effective and statutory rates in the third quarter and first nine months of 2007. The effects of foreign source income and percentage depletion were the major causes for the difference between the effective and statutory rates in the third quarter and first nine months of 2006. The tax rate was higher in the third quarter and first nine months of 2007 than the comparable periods in 2006 due to the higher level of taxable income in 2007, differences in foreign tax benefits and other factors.

The effective tax rate was increased in the third quarter 2007 over the rate used in the first half of 2007 mainly due to the changes in the projected impact of foreign taxes. The higher tax rate reduced net income by $0.3 million, or $0.01 per share, in the third quarter 2007.

Net income was $9.9 million in the third quarter 2007, an improvement of $2.8 million, or 40%, over the net income of $7.1 million earned in the third quarter 2006. Net income for the first nine months of 2007 was $41.0 million, $21.7 million higher than the net income of $19.3 million in the first nine months of 2006. Diluted earnings per share were $0.48 in the third quarter 2007 and $0.35 in the third quarter 2006, while diluted earnings per share for the first nine months of the year were $1.98 in 2007 and $0.96 in 2006.

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

The operating profit within All Other was $1.1 million lower in the third quarter 2007 than the third quarter 2006 while the operating profit for the first nine months of the year was $3.1 million higher in 2007 than in 2006. The year-to-date improvement was due to lower retirement expenses recorded at the corporate office, the income difference in the directors deferred compensation plan between periods, improved profit contribution from Zentrix Technologies Inc. and other factors.

Advanced Material Technologies and Services

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions	2007	2006	2007	2006

Sales	$119.4	$92.0	$384.4	$250.3
Operating Profit	$12.3	$6.2	$49.1	$24.8

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire and specialty inorganic materials. Major markets for these products include data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. Advanced Material Technologies and Services also has metal cleaning operations and an in-house refinery that allows for the reclaim of precious metals from its own or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, California and Wisconsin and multiple facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services of $119.4 million in the third quarter 2007 were 30% higher than sales of $92.0 million in the third quarter 2006. Sales for the first nine months of 2007 of $384.4 million were 54% higher than sales of $250.3 million in the first nine months of 2006.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious metals (primarily gold, silver, platinum and palladium) sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of these metals were higher on average in 2007 which in turn increased sales by $5.2 million in the third quarter 2007 and $15.9 million in the first nine months of 2007 over the respective periods in 2006.

The majority of the sales growth for this segment in the third quarter and first nine months of 2007 was generated by ruthenium-based products manufactured at the Brewster, New York facility for media applications within the data storage market. Both volumes and prices for ruthenium products were higher in the first nine months of 2007 than in the first nine months of 2006. The higher demand as compared to 2006 was fueled by the continued

development and deployment of the PMR technology, which uses layers of ruthenium and other materials on hard disk drives resulting in a significant increase in data storage capacity. The demand for ruthenium materials improved in the third quarter 2007 after slowing in the second quarter relative to the first quarter in part due to seasonality of our customers’ production schedules.

Sales of vapor deposition targets for photonics and wireless applications increased in the third quarter 2007 over the third quarter 2006 and in the first nine months of 2007 over the first nine months of 2006. These products are manufactured at the Buffalo, New York facility and a portion of the growth was due to the metal price effect referenced above. Sales of inorganic materials from CERAC, incorporated, which was acquired in the first quarter 2006, and sales of lids from Thin Film Technology, Inc., which was acquired in the fourth quarter 2005, were minor contributors to the growth in the segment’s sales for the third quarter and first nine months of 2007. Sales through the recently created Taiwan operation have also contributed to the sales growth in the first nine months of 2007.

We opened a new facility in the Czech Republic late in the second quarter 2007 that is designed to provide shield kit cleaning services to customers in central Europe. We are also constructing a new manufacturing facility in China and expanding capacity at two of our New York facilities in order to meet the growing demand for Advanced Material Technologies and Services’ product offerings.

The gross margin on Advanced Material Technologies and Services’ sales was $22.1 million (19% of sales) in the third quarter 2007 and $15.2 million (17% of sales) in the third quarter 2006. For the first nine months of the year, gross margin was $79.9 million in 2007 and $50.0 million in 2006, an improvement of $29.9 million. The gross margin was 21% of sales in the first nine months of 2007 compared to 20% in the comparable period in 2006.

The higher gross sales volume generated additional contribution margin in both the third quarter 2007 and the first nine months of 2007 over the respective periods in 2006. The change in product mix effect was favorable in the third quarter 2007 over the third quarter 2006 after being slightly unfavorable in the first six months of 2007.

The previously discussed quality issue and lower of cost or market charge of $8.8 million was recorded against the Advanced Material Technologies and Services segment in the second quarter 2007 and reduced gross margin as a percent of sales by 2 points in the first nine months of 2007.

The margin benefit from the turnover of the lower cost ruthenium inventory originally acquired in 2006 of $1.5 million in the third quarter 2007 and $22.9 million for the first nine months of 2007 was also recorded against this segment. This benefit will not repeat to this extent in future periods as the inventory turns and as a result of a change in our pricing practice that now bases the selling price of the ruthenium content of products sold on our purchase price.

Manufacturing overhead costs were only $1.3 million higher in the third quarter 2007 and $2.8 million higher in the first nine months of 2007 than comparable periods in 2006 despite the significant increase in sales.

Total SG&A, R&D and other-net expenses were $9.8 million (8% of sales) in the third quarter 2007 and $9.0 million (10% of sales) in the third quarter 2006. These expenses totaled $30.8 million (8% of sales) in the first nine months of 2007, an increase of $5.6 million over the total expense of $25.2 million (10% of sales) in the first nine months of 2006.

The increased expense in the third quarter 2007 over the third quarter 2006 was primarily due to higher incentive accruals based upon the improved profitability and increased R&D efforts. Selling and marketing expenses grew slightly in the third quarter 2007, but were a primary cause for the increased expenses in the first nine months of the year. These expenses grew as a result of our market penetration efforts as well as to support the higher level of business. Administrative costs were up slightly for the year as a result of additional manpower and costs associated with managing a growing business. Higher incentive compensation accruals contributed to the expense growth for the first nine months of the year as well.

Operating profit from Advanced Material Technologies and Services was $12.3 million in the third quarter 2007, having grown $6.1 million over the profit of $6.2 million earned in the third quarter 2006. For the first nine months of the year, operating profit was $49.1 million in 2007 and $24.8 million in 2006, an improvement of $24.3 million. Operating profit as a percent of sales also improved from 10% in the first nine months of 2006 to 13% in the first nine months of 2007. The increased profit was generated by the margins earned on the higher sales volume and the turnover of the lower cost ruthenium inventory offset in part by the quality issue and lower of cost or market charge in the second quarter and higher expenses.

Specialty Engineered Alloys

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions	2007	2006	2007	2006

Sales	$74.1	$73.2	$220.0	$202.6
Operating Profit	$2.6	$3.7	$9.3	$5.6

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance or thermal conductivity. While the majority of bulk products contain beryllium, a growing portion of bulk products sales is from non-beryllium containing alloys as a result of product diversification efforts. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input in the manufacture of strip and bulk products and by the Beryllium and Beryllium Components segment. External sales of hydroxide from the Utah operations totaled $2.7 million in the third quarter and $5.2 million in the first nine months of 2007; sales of hydroxide totaled $2.4 million in the first nine months of 2006, all of which was shipped in the third quarter of that year.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $74.1 million in the third quarter 2007 improved $0.9 million over sales of $73.2 million in the third quarter 2006 while sales of $220.0 million in the first nine months of 2007 were 9% higher than sales of $202.6 million in the first nine months of 2006. The sales improvement in the first nine months of 2007 was primarily due to higher selling prices and the timing of the hydroxide shipments. The pricing improvement resulted from an increased percentage of sales subject to the pass-through of the current base metal (copper and nickel) prices.

Shipment volumes of strip products declined 16% in the third quarter and 12% in the first nine months of 2007 compared to the same periods last year. The majority of this decline for the first nine months of the year was in the lower priced, lower beryllium- containing strip alloys. However, the majority of the decline in the third quarter 2007 shipments was in the higher priced, higher beryllium-containing alloys. Volumes of rod and wire products were also down slightly in the third quarter 2007 compared to the third quarter 2006, but shipments for the first nine months of the year were still higher than the previous year.

Bulk product volumes were 5% higher in the third quarter 2007 than the third quarter 2006 but 2% lower in the first nine months of 2007 versus the comparable period in 2006. A portion of the volume growth in the third quarter was in the lower priced alloys. Demand for bulk products from the industrial components market, including applications for oil and gas and plastics, improved in the third quarter 2007. Sales of non-beryllium containing alloys for mechanical system applications were a minor contributor to the sales increase.

Sales of materials for handset applications from the telecommunications and computer market continued to be soft in the third quarter particularly in South Asia. The demand for materials for infra-structure equipment and related applications in the telecommunications and computer market remained solid. European sales softened slightly in the third quarter 2007 partially due to customer seasonal slowdowns. Sales into the Japanese market have remained firm throughout 2007. The growth in new products across various markets and applications has helped to offset the softness in existing applications.

The gross margin on Specialty Engineered Alloys sales was $14.2 million in the third quarter 2007 compared to $18.0 million in the third quarter 2006. The margin declined from 25% of sales in the third quarter 2006 to 19% of sales in the third quarter 2007. For the first nine months of the year, gross margin was $47.8 million (22% of sales) in 2007 and $46.2 million (23% of sales) in 2006.

The gross margin benefit from the improved pricing in the third quarter 2007 was more than offset by other factors. The change in the product mix from both strip and bulk products was unfavorable in the quarter. Margins also continued to be reduced by yield differences and other operating inefficiencies, although improvements were made in the third quarter from the second quarter 2007 operating levels. Production levels were lower in the third quarter and first nine months of 2007 versus the respective periods of 2006 resulting in an increase to unabsorbed costs and lower margins. The change in product mix effect was slightly favorable for the first nine months of the year while manufacturing overhead costs were higher in the first nine months of 2007 than the comparable period in 2006 by an immaterial amount.

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

Total SG&A, R&D and other-net expenses of $11.7 million (16% of sales) in the third quarter 2007 were $2.6 million lower than the expense of $14.3 million (20% of sales) in the third quarter 2006. Expenses for the first nine months of the year totaled $38.6 million in 2007 and $40.6 million in 2006. Expenses declined from 20% of sales in the first nine months of 2006 to 18% of sales in the first nine months of 2007.

The lower expenses in both the third quarter and first nine months of 2007 compared to the same periods in 2006 resulted from a reduction in incentive compensation expense due to changes in the level of profitability relative to the plan targets. Corporate charges were also lower in the current quarter and nine month period than they were a year ago. Offsetting a portion of the benefits from these lower expenses in the third quarter and first nine months of the year was an increase to selling and marketing expenses both domestically and internationally, and a difference in foreign exchange gains and losses.

The operating profit from Specialty Engineered Alloys was $2.6 million in the third quarter 2007 compared to $3.7 million in the third quarter 2006. For the first nine months of the year, operating profit was $9.3 million in 2007 (4% of sales) and $5.6 million (3% of sales) in 2006.

Beryllium and Beryllium Composites

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions	2007	2006	2007	2006

Sales	$15.2	$13.6	$46.8	$36.7
Operating Profit	$2.2	$1.7	$6.8	$2.8

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. This Segment also manufactures beryllia ceramics through our wholly owned subsidiary Brush Ceramic Products in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and automotive.

Sales by Beryllium and Beryllium Composites were $15.2 million in the third quarter 2007, an improvement of $1.6 million over the third quarter 2006 while sales in the first nine months of 2007 of $46.8 million improved $10.1 million (or 28%) over the first nine months of 2006.

We sell beryllium blanks for the European nuclear fusion project (JET) and various products for the James Webb Space Telescope (JWST). Sales for these two projects and all other sales for the third quarter and first nine months of 2007 and 2006 for Beryllium and Beryllium Composites were as follows:

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions	2007	2006	2007	2006

JET	$0.3	$0.5	$2.0	$0.5
JWST	0.7	1.0	0.8	2.7
All Other	14.2	12.1	44.0	33.5

Total Sales	$15.2	$13.6	$46.8	$36.7

Both the JET and JWST projects are nearing completion and we do not anticipate significant sales for either project in 2008.

Sales for defense applications from the Elmore facility increased in both the third quarter and first nine months of 2007 over the comparable periods in 2006 and were responsible for the majority of the improvement in Beryllium and Beryllium Composite sales. Sales for medical and industrial x-ray applications from the Fremont facility were slightly lower in the third quarter 2007 than the third quarter 2006 but were higher in the first nine months of 2007 than the first nine months of 2006. Sales of beryllia ceramics were down slightly in both the third quarter and first nine months of 2007 compared to the same periods in 2006.

The gross margin on Beryllium and Beryllium Composites sales was $5.1 million in the third quarter 2007 compared to $4.3 million in the third quarter 2006. The gross margin also improved from 32% of sales in the third quarter 2006 to 34% of sales in the third quarter 2007. For the first nine months of the year, gross margin was $16.0 million (34% of sales), in 2007, a $5.6 million improvement over the gross margin of $10.4 million (28% of sales), in 2006.

The majority of the increase in gross margin in the quarter and nine month periods resulted from the benefits of the higher sales volume in the current year. Manufacturing improvements have also had a minor impact on the margin growth. Manufacturing overhead spending for manpower, maintenance, supplies and other items was $1.0 million higher in the first nine months of 2007 than the first nine months of 2006.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $2.9 million in the third quarter 2007 compared to $2.6 million in the third quarter 2006. Expenses were 19% of sales in both periods. For the first nine months of the year, expenses were $9.3 million (20% of sales) in 2007 and $7.6 million (21% of sales) in 2006. The increase in expense was due to higher incentive compensation accruals, increased selling and marketing efforts (including manpower, commission and sample expenses) and foreign currency exchange losses.

Operating profit for Beryllium and Beryllium Composites was $2.2 million in the third quarter 2007, an improvement of $0.5 million over the operating profit of $1.7 million in the third quarter 2006 while operating profit for the first nine months of 2007 of $6.8 million was a $4.0 million improvement over the profit of $2.8 million generated in the first nine months of 2006. Operating profit was 14% of sales in the first nine months of 2007 and 8% of sales in the first nine months of 2006.

Engineered Material Systems

	Third Quarter		Nine Months
	Ended		Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Millions	2007	2006	2007	2006

Sales	$18.6	$17.0	$52.2	$53.0
Operating Profit	$1.7	$0.6	$3.0	$3.2

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

Engineered Material Systems’ sales were $18.6 million in the third quarter 2007, a 9% improvement from sales of $17.0 million in the third quarter 2006. For the first nine months of the year, sales were $52.2 million in 2007 and $53.0 million in 2006.

Sales of materials for disk drive applications were strong once again in the third quarter 2007, growing significantly over the year-ago period. The growth in these sales as well as sales for other new products and applications, including fuses and switches, have offset a portion of the softness in sales of traditional products from Engineered Material Systems in the first nine months of the year. Demand from the automotive electronics market, which had been soft in the first half of the year, improved during the third quarter. A price increase implemented in the first quarter 2007 also helped to offset the impact of a portion of the lower volumes.

The gross margin on Engineered Material Systems’ sales was $3.6 million, or 19% of sales, in the third quarter 2007 and $2.7 million, or 16% of sales, in the third quarter 2006. For the first nine months of the year, gross margin was $9.0 million, or 17% of sales, in 2007 and $9.4 million, or 18% of sales, in 2006. The contribution margin on the higher sales was the main cause for the improvement in gross margins in the third quarter 2007. Manufacturing overhead expenses were unchanged in the third quarter 2007 compared to the third quarter 2006 despite the increased level of sales.

The lower margin in the first nine months of 2007 as compared to 2006 was due to the lower sales volume and an unfavorable change in product mix. Sales grew in various products with a higher material content which, in turn, carry lower contribution margins, while sales for applications with higher contribution margins declined slightly. Yield and process improvements have helped to mitigate these unfavorable margin effects as did the price increase implemented in the first quarter 2007.

Total SG&A, R&D and other-net expenses were $1.9 million in the third quarter 2007, a reduction of $0.2 million from the third quarter 2007. For the first nine months of the year, total expenses of $6.0 million in 2007 were $0.3 million lower than 2006. There were no material differences in the various expense categories between years.

Operating profit from Engineered Material Systems was $1.7 million in the third quarter 2007 compared to $0.6 million in the third quarter 2006 while for the first nine months of the year, operating profit was $3.0 million in 2007 and $3.2 million in 2006. Operating profit was 6% of sales in the first nine months of both 2007 and 2006.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Quarter Ended
	Sept 28, 2007	June 29, 2007

Total cases pending	10	10
Total plaintiffs	32	32
Number of claims (plaintiffs) filed during period ended	0(0)	0(0)
Number of claims (plaintiffs) settled during period ended	0(0)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$0
Number of claims (plaintiffs) otherwise dismissed	0(0)	2(20)

Settlement payment and dismissal for a single case may not occur in the same period.

Additional beryllium claims may arise. Management believes that it has substantial defenses in these cases and intends to continue to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third-party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance. We recorded a reserve for beryllium litigation of $2.2 million as of September 28, 2007 and $2.1 million as of December 31, 2006. We recorded a receivable for recoveries from our insurance carriers on insured claims of $2.2 million as of September 28, 2007 and $2.0 million as of December 31, 2006. We reserved an additional $0.4 million at both September 28, 2007 and December 31, 2006 for insolvencies related to claims still outstanding as well as claims for which partial payments have been received.

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

While we are unable to predict the outcome of the current or future beryllium proceedings, based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of these proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of September 28, 2007, two purported class actions were pending.

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

Financial Position

Net cash provided from operating activities was $25.3 million in the first nine months of 2007 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. Cash balances stood at $17.0 million at the end of the third quarter 2007, an increase of $1.3 million from December 31, 2006 as the cash flow from operations coupled with the proceeds from the exercise of stock options and the sale of a small business were used primarily to fund capital expenditures and reduce debt in the first nine months of 2007.

Accounts receivable increased $30.4 million, or 35%, during the first nine months of 2007, partially due to the higher sales in 2007. Sales in the third quarter 2007 were 11% higher than sales in the fourth quarter 2006. Receivables also increased due to a slower average collection time, as the days sales outstanding (DSO), a measure of the average time to collect receivables, increased from a very low level as of year end 2006. A portion of the increased DSO is due to the higher international receivables which tend to take longer to collect.

Accounts written off to bad debt expense and adjustments to the bad debt allowance were $0.3 million in the first nine months of 2007, a slight decline from the comparable period in 2006.

Inventories totaled $163.8 million as of the end of the third quarter 2007, an increase of $11.8 million, or 8%, during the first nine months of 2007. The majority of this increase was in Advanced Material Technologies and Services and specifically at the Brewster facility as ruthenium-based inventories grew significantly to support the higher sales to the data storage market. The growth in ruthenium inventories was due to both higher quantities and prices. Inventories also increased within Beryllium and Beryllium Composites largely due to the purchase of beryllium ingot from the government stockpile late in the second quarter. This material will be used as feedstock over several quarters. Inventories within Specialty Engineered Alloys were lower at the end of the third quarter 2007 than at the end of last year as inventory pounds declined 5%. Inventories at Engineered Material Systems also declined in the first nine months of 2007.

While the total inventory level has increased, the inventory turnover ratio, a measure of how efficiently inventory is sold, improved in the third quarter 2007 over year end 2006.

We use the last in, first out (LIFO) method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and often times lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method may have only a minimal impact on changes in the inventory carrying value. Other materials, including ruthenium, are not valued using the LIFO method. Portions of the ruthenium inventory stream can have a long processing time and therefore these inventories can be susceptible to a lower of cost or market charge when there is a significant reduction in ruthenium’s market price, as was the case in the second quarter 2007.

Prepaid expenses of $16.3 million as of the end of the third quarter 2007 were $2.3 million higher than year-end 2006, as various prepaid balances, including insurance, manufacturing supplies and other items increased due to the higher level of business activity and the timing of payments.

Capital expenditures for property, plant and equipment totaled $17.6 million while expenditures for mine development activities totaled $6.8 million in the first nine months of 2007. Total capital spending exceeded depreciation by $6.5 million over the first nine months of the year. Spending within the Advanced Material Technologies and Services segment totaled $7.3 million and included the construction of two facilities overseas and the expansion of two domestic facilities as previously noted. Engineered Material Systems is installing new equipment and rearranging the existing equipment in order to create a new efficient high technology work center. Specialty Engineered Alloys has various projects underway to upgrade and/or replace existing discrete pieces of equipment, including various infra-structure projects. Brush Resources continued its work on opening a new bertrandite ore mine in Utah; we anticipate the mine will start producing ore in 2008.

Other liabilities and accrued items of $53.2 million at the end of the third quarter 2007 were $1.0 million higher than the balance at the beginning of the year. Accruals for fringe benefits and other miscellaneous expenses increased during the first three quarters of 2007. The fair value of outstanding derivative contracts, primarily euro hedge contracts, became more unfavorable as a result of the decline in the dollar’s value relative to the rates in the outstanding contracts. These increases were partially offset by a reduction in accrued salaries, partially due to the payment of the 2006 accrued incentive compensation in the first quarter 2007.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $2.7 million as of September 28, 2007 compared to $0.3 million as of December 31, 2006. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $11.8 million as of the end of the third quarter 2007, an increase of $0.2 million from the prior year end. Unearned income, which is a liability account representing reimbursements under a contract with the U.S. government for capitalized costs associated with the construction of a new beryllium manufacturing facility, increased $2.1 million in the first three quarters of 2007. This liability, which will continue to grow as future reimbursements are received, will be relieved to income ratably with the depreciation expense once the facility is completed (in three to four years). The long-term portion of certain employee compensation plans declined in the first three quarters of 2007 offsetting the majority of the increase in unearned income.

The retirement and post-employment benefits balance was $59.2 million as of September 28, 2007, up slightly from December 31, 2006. This balance represents the long-term liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. We made a $3.8 million contribution to the domestic pension plan in the first quarter 2007; we do not anticipate making any additional contributions to the plan during the fourth quarter 2007. The domestic pension plan expense was $3.4 million in the first nine months of 2007 (see Note C to the Consolidated Financial Statements). The liability also changed during the quarter as a result of the expense and payments made under the various other plans.

Total debt of $40.2 million at the end of the third quarter 2007 was $8.8 million lower than total debt of $49.0 million at December 31, 2006. Debt increased in the first quarter 2007 over the year-end 2006 balance in order to finance the growth in accounts receivable and inventories, the payment of the 2006 employee incentive compensation and the pension plan contribution in that period. Debt then declined in each of the following two quarters as a result of the improved cash flow from operations and the proceeds from the exercise of stock options. Short-term debt includes foreign currency denominated loans, a gold denominated loan and short-term domestic borrowings under the revolving credit agreement. Long-term debt totaled $9.6 million as of September 28, 2007, a decline of $10.7 million from the prior year end. The current portion of long-term debt totaled $0.6 million as of September 28, 2007. We were in compliance with all of our debt covenants as of the end of the third quarter 2007.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 provides guidance on the financial statement recognition, measurement, treatment and disclosure of a tax position taken or expected to be taken on a tax return as well as the associated interest and penalties. As a result of adopting FIN 48, we increased our accrued income tax payable by $1.4 million with the offset recorded as a charge against retained earnings as of January 1, 2007. Prior year results were not restated for the adoption of FIN 48. Charges to the income statement in the first nine months of 2007 as a result of FIN 48 were immaterial.

Total shareholders’ equity was $337.1 million at the end of the third quarter 2007, an increase of $46.1 million over the $291.0 million balance at the beginning of the year. The primary cause of the increase was due to comprehensive income of $36.9 million (see Note E to the Consolidated Financial Statements). In addition, equity increased $4.9 million during the first nine months of 2007 as a result of the exercise of approximately 294,000 options to purchase shares of our common stock. Equity was also affected by the tax benefits associated with the exercise of options, the $1.4 million charge from the adoption of FIN 48 and other factors.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $58.3 million at the end of the third quarter 2007, a decrease of $5.8 million during the first nine months of the year due to lower quantities of metal on-hand offset in part by higher average prices.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of September 28, 2007 from the year-end 2006 totals as disclosed on page 28 of our annual report to shareholders for the period ended December 31, 2006.

Net cash provided from operations was $4.4 million in the first nine months of 2006 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. Accounts receivable increased $34.5 million, or 49%, in the first nine months of 2006, due primarily to the higher sales volume. The slightly higher DSO also contributed to the higher receivable balance. Inventories increased $39.7 million, or 38%, in the first nine months of 2006 in order to support the higher sales volume. The inventory turnover ratio was unchanged. The majority of the inventory increase was in the Advanced Material Technologies and Services and Specialty Engineered Alloys segments. Capital expenditures totaled $9.7 million in the first nine months of 2006 as spending remained below the level of depreciation. In addition to the $9.7 million of capital spending, we acquired the stock of CERAC, incorporated for $26.2 million in the first quarter 2006. Other liabilities and accrued items increased $12.1 million primarily due to higher incentive compensation accruals. Total debt of $80.5 million as of the end of the third quarter was $23.3 million higher than the prior year end, mainly as a result of funding the CERAC acquisition. We received $9.4 million for the exercise of approximately 642,000 stock options in the first nine months of 2006. Cash balances stood at $11.8 million as of September 29, 2006, an increase of $1.2 million from December 31, 2005.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, small acquisitions and environmental remediation projects. In the first three quarters of 2007, our equity has grown $46.1 million while our debt has declined $8.8 million. In addition to the $17.0 million of cash on hand, we had approximately $95.4 million of available borrowing capacity under the existing lines of credit as of September 28, 2007.

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

Outlook

The demand from the data storage market for ruthenium targets continues to grow due to the industry’s ongoing conversion to the PMR technology for hard disk drives and our product qualification efforts at various customers. In September 2007, our Brewster facility shipped a record number of ruthenium targets. This increased demand has put a strain on capacity and lead times. We have and will continue to expand Brewster’s capacity in order to satisfy this higher level of demand; new equipment has been installed in 2007 and additional equipment is scheduled to be installed in the first quarter 2008.

The demand from other markets continued to be strong early in the fourth quarter 2007, including from portions of the telecommunications and computer market and the industrial components market. Sales of disk drive arm materials, while still strong, may decline slightly in the fourth quarter 2007 from the third quarter levels. Various defense applications have been delayed, but the overall demand from defense remains solid. We are also encouraged by the recent improvement in demand from the automotive electronics market but are disappointed by the softness in demand from the cell phone handset market for materials supplied by our Specialty Engineered Alloys business.

Margins across our businesses have been steady to improving. The quality issue that affected Advanced Material Technologies and Services’ margins earlier in the year has been resolved. We have made some progress in resolving the yield and other operational issues affecting margins from Specialty Engineered Alloys. The price increases implemented within the past year as well as changes in our pricing practices have helped to mitigate the impact of changes in the cost of raw materials over the long term. On the down side, we continue to face stiff price competition in the market place, particularly against our higher margin generating products.

As of early in the fourth quarter, we are estimating that sales in the fourth quarter 2007 will be in the range of $245.0 to $255.0 million and earnings per share will be in the range of $0.50 to $0.60.

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

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of September 28, 2007, our subsidiary, Brush Wellman Inc., was a defendant in ten proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the third quarter of 2007, the number of beryllium cases remained unchanged at ten cases (involving 32 plaintiffs) as of June 29, 2007 and as of September 28, 2007. During the third quarter, in one case (involving four plaintiffs) the court granted the Company’s Motion for Summary Judgment; however, the plaintiffs have the right to file an appeal. No cases were filed during the quarter.

The ten pending beryllium cases as of September 28, 2007 fall into two categories: eight cases involving non-employee individual plaintiffs, with 16 individuals (and four spouses who have filed claims as part of their spouse’s case, and two children who have filed claims as part of their parent’s case); and two purported class actions involving ten named plaintiffs, as discussed more fully below. Claims brought by non-employee plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al. filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007.

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

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the “NY Action”), WAM has asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action is stayed pending resolution of the ownership issue in the CA Action, discussed more fully below.

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

On April 17, 2003, the Company filed a complaint in the Court of Common Pleas for Ottawa County, Ohio, case number 03-CVH-089, seeking a declaration of certain rights under insurance policies issued by Lloyds of London, certain London Market companies and certain domestic insurers, and damages and breach of contract. On August 30, 2006, the court granted Brush’s motion for partial summary judgment in its entirety. The parties then stipulated to the amount of damages and prejudgment interest resulting from those breaches of contract of approximately $7.3 million, subject to reduction if an appellate court modifies or amends the grant of partial summary judgment. The defendants’ attempt to appeal on an interlocutory basis was denied. The parties agreed separately to approximately $0.5 million in damages related to claims not covered by the partial summary judgment order. Trial of the bad faith claim had been set for December 2007, but has been adjourned to January 2008. The damage award was subsequently increased to $8.8 million as a result of the defendants stipulating to the attorneys’ fees incurred in pursuing this action.

Item 5.	Other Information

On September 28, 2007, the Company and certain of its subsidiaries entered into an Amended and Restated Precious Metals Agreement with The Bank of Nova Scotia (the “Metals Agreement”). The Metals Agreement replaces the Precious Metals Agreement, dated as of March 24, 2005, among the Company, certain of its subsidiaries and The Bank of Nova Scotia (as assignee of Bank of America Precious Metals, which in turn was the successor-in-interest to Fleet Precious Metals Inc.), as such agreement had been previously amended (the “Original Metals Agreement”). The Metals Agreement provides the Company and certain of its subsidiaries with access to gold, silver, platinum and palladium, with a maximum availability of $85 million or the value of 109,675 troy ounces of gold, whichever is less. This availability is comprised of a precious metals consignment facility, gold loan facility, storage facility and forward contract facility.

As compared to the Original Metals Agreement, the Metals Agreement provides the Company and certain of its subsidiaries with more favorable pricing terms, the ability to sub-consign precious metals to customers and the flexibility to enter into additional precious metals arrangements with other metals providers up to an aggregate availability, when combined with the availability under the Metals Agreement, of $140 million. If secured, any such additional precious metals arrangements will be subject to a collateral agency and intercreditor agreement, pursuant to which The Bank of Nova Scotia will act as the collateral agent for itself and the other secured precious metals providers.

The Metals Agreement matures on September 30, 2010, but that date may be accelerated if the Company does not extend, refinance or replace its existing senior credit facility with JPMorgan Chase Bank, N.A., as administrative agent, on or before June 30, 2009. The Company believes it will extend, refinance or replace its senior credit facility on time and, accordingly, maintain the original maturity date under the Metals Agreement.

The Metals Agreement contains certain customary representations and warranties. It also contains affirmative and negative covenants that are generally consistent with those contained in the Company’s senior credit facility which, among other things, limit the Company’s and certain of its subsidiaries’ ability to incur additional indebtedness, create liens and engage in certain significant transactions. In addition, the Metals Agreement requires the Company and its consolidated subsidiaries to maintain certain leverage and fixed charge coverage ratios. The Metals Agreement contains certain customary events of default, including, but not limited to failure to make required payments when due, breaches of representations and warranties, failure to observe certain covenants and the occurrence of certain bankruptcy or insolvency events.

Item 6.	Exhibits

(a) Exhibits

4.1	Amended and Restated Precious Metals Agreement, dated September 28, 2007, by and among Brush Engineered Materials Inc., certain of its subsidiaries and The Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on October 2, 2007), incorporated herein by reference.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: November 2, 2007