Form 10-K
period 2007-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2008-02-29
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15885

BRUSH ENGINEERED MATERIALS INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-1919973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
17876 St. Clair Avenue, Cleveland, Ohio	44110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 216-486-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 29, 2007 was $855,877,425.

As of February 15, 2008, there were 20,389,418 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held on May 7, 2008 are incorporated by reference into Part III.

BRUSH ENGINEERED MATERIALS INC.

PART I

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global and domestic economies;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2008;

•	Our success in developing and introducing new products and new product ramp-up rates, especially in the media market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the recent acquisition of the assets of Techni-Met, Inc.;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, exchange rates, interest rates, metal financing fees, pension and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive and deferred compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations; and,

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 1.	BUSINESS

Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a manufacturer of high performance advanced enabling engineered materials serving the global telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical markets. As of December 31, 2007, we had 2,201 employees.

Our businesses are organized under four reportable segments: Advanced Material Technologies and Services, Specialty Engineered Alloys, Beryllium and Beryllium Composites and Engineered Material Systems. Advanced Material Technologies and Services includes Williams Advanced Materials Inc. (WAM). The Specialty Engineered Alloys segment consists of Alloy Products, which includes bulk and strip form products, and beryllium hydroxide produced by Brush Resources Inc. (BRI). The Beryllium and Beryllium Composites segment consists of Beryllium Products and Brush Ceramic Products Inc. while the Engineered Material Systems segment includes Technical Materials, Inc. (TMI).

Our parent company, Brush Engineered Materials Inc., and other corporate expenses, as well as the operating results from BEM Services, Inc., Zentrix Technologies Inc. and Circuits Processing Technology, Inc. (CPT), all wholly owned subsidiaries, are not part of any segment and remain in All Other. BEM Services, Inc. charges a management fee for the services it provides, primarily corporate, administrative and financial oversight, to our other businesses on a cost-plus basis. Zentrix manufactures electronic packages and other components for sale to the telecommunications and computer and automotive electronics markets, and CPT manufactures circuitry for defense and commercial applications. CPT was sold in March of 2007. Corporate employees not covered as part of a reportable segment, including employees of BEM Services, Inc. and Zentrix Technologies Inc., totaled 142 as of December 31, 2007.

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

ADVANCED MATERIAL TECHNOLOGIES AND SERVICES

Advanced Material Technologies and Services (AMTS) is comprised of WAM. Sales for this segment were $519.9 million or 54% of total sales in 2007; $343.4  million or 45% of total sales in 2006 and $209.5 million or 39% of total sales in 2005. As of December 31, 2007, AMTS had 656 employees.

AMTS manufactures and fabricates precious, non-precious and specialty metal products for the data storage, medical and the wireless, semiconductor, photonic and hybrid segments of the microelectronics market. AMTS also has refining capabilities for the reclaim of precious metals from internally or customer-generated scrap. In addition, AMTS provides chamber services for its customers to reclaim precious metals and refurbish reusable components used in its customers’ vapor deposition systems. AMTS’ major product lines include vapor deposition targets, clad and precious metals preforms, high temperature braze materials, ultra fine wire, sealing lids for the semiconductor/hybrid markets and specialty inorganic materials.

AMTS’ products are sold directly from its facilities in Buffalo, New York; Brewster, New York; Wheatfield, New York; Buellton, California; Milwaukee, Wisconsin; Ireland; Singapore; Taiwan; Japan; Korea; the Philippines; China and the Czech Republic, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Heraeus Inc., Praxair, Inc., Honeywell International Inc., Solar Applied Materials Technology Corp. and a number of smaller regional and national suppliers.

Advanced Material Technologies and Services — Sales and Backlog

The backlog of unshipped orders for AMTS as of December 31, 2007, 2006, and 2005 was $23.8 million, $28.7 million and $16.0 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2007 will be filled during 2008. The increase in backlog from 2005 to 2006 is primarily due to the acquisition of CERAC, incorporated in January 2006 and an increase in the demand for vapor deposition targets.

Sales are made to over 2,800 customers. Government sales, principally subcontracts, accounted for less than 1% of the sales volume in 2007 and 2006 and 0% in 2005. Sales outside the United States, principally to Europe and Asia, accounted for approximately 30% of sales in 2007, and 18% of sales in 2006 and 2005. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Advanced Material Technologies and Services — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for AMTS amounted to $1.6 million in 2007, $0.4 million in 2006 and $0.8 million in 2005. A staff of 15 scientists, engineers and technicians was employed in this effort as of year-end 2007.

SPECIALTY ENGINEERED ALLOYS

Specialty Engineered Alloys (SEA) sells strip products, bulk products and beryllium hydroxide (BRI). Sales for this segment were $290.0 million or 30% of total sales in 2007; $275.6 million or 36% of total sales in 2006 and $213.8 million or 39% of total sales in 2005. As of December 31, 2007, Specialty Engineered Alloys had 925 employees.

SEA manufactures beryllium-containing and other high performance-based materials including copper-nickel-tin alloys that are metallurgically tailored to meet specific customer performance requirements. These products exhibit high electrical and thermal conductivities, high strength and hardness, good formability, lubricity, and excellent resistance to corrosion, wear and fatigue. These alloys, sold in strip and bulk form, are ideal choices for demanding applications in the telecommunications and computer, aerospace, industrial components (including oil and gas, heavy equipment and plastic mold tooling) and appliance markets. These products are sold domestically through SEA and independent distribution centers and internationally through Company-owned and independent distribution centers and independent sales representatives.

SEA’s primary direct competitor in strip form beryllium alloys is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the U.S. and Europe. SEA also competes with alloy systems manufactured by Global Brass and Copper, Inc., Wieland Electric, Inc., Stolberger Metallwerke GmbH, Nippon Mining, PMX Industries, Inc. and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world. In the area of bulk products (bar, plate, tube and rod), in addition to NGK Insulators, SEA competes with several smaller regional producers such as Freedom Alloys in the U.S., LaBronze Industriel in Europe and Young II in Asia.

SEA, through BRI, manages our mine and milling operations. The milling operations produce beryllium hydroxide from mined bertrandite ore and purchased beryl ore. The beryllium hydroxide is used primarily as a raw material input by the other businesses within the company. BRI also sells beryllium hydroxide externally to SEA’s primary competitor in beryllium alloys, NGK Insulators, Ltd.

Specialty Engineered Alloys — Sales and Backlog

The backlog of unshipped orders for SEA as of December 31, 2007, 2006 and 2005 was $71.5 million, $62.1 million and $49.6 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all the backlog of orders for this segment as of December 31, 2007 will be filled during 2008.

Sales are made to over 2,000 customers. Government sales, principally subcontracts, accounted for less than 1% of sales in 2007, 2006 and 2005. Sales outside the United States, principally to Europe and Asia, accounted for approximately 55% of sales in 2007 and 2006 and 51% of sales in 2005. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Specialty Engineered Alloys — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1.9 million in 2007, $2.1 million in 2006 and $2.6 million in 2005. A staff of 10 scientists, engineers and technicians was employed in this effort as of year-end 2007.

BERYLLIUM AND BERYLLIUM COMPOSITES

Beryllium and Beryllium Composites includes Beryllium Products and Brush Ceramic Products Inc. Sales for this segment were $60.5 million or 6% of total sales in 2007; $57.6 million or 8% of total sales in 2006 and $53.1 million or 10% of total sales in 2005. As of December 31, 2007, Beryllium and Beryllium Composites had 276 employees.

Beryllium and Beryllium Composites manufactures products that include beryllium, AlBeMet® and E-materials. Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structural materials such as aluminum, titanium and steel. Beryllium is extracted from both bertrandite and imported beryl ore. Beryllium products are used in a variety of high performance applications in the defense, space, industrial, scientific equipment, electronics (including acoustics), medical, automotive electronics and optical scanning markets. Beryllium-containing products are sold throughout the world through a direct sales organization and through Company-owned and independent distribution centers. While Beryllium and Beryllium Composites is the only domestic producer of metallic beryllium, it competes with other fabricators as well as with designs utilizing other materials.

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

Beryllium and Beryllium Composites — Sales and Backlog

The backlog of unshipped orders for Beryllium and Beryllium Composites as of December 31, 2007, 2006 and 2005 was $23.9 million, $18.4 million and $16.5 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2007 will be filled during 2008.

Sales are made to over 400 customers. Government sales, principally subcontracts, accounted for 1% of Beryllium and Beryllium Composites’ sales in 2007, 2006 and 2005. Sales outside the United States, principally to Europe and Asia, accounted for approximately 16% of sales in 2007, 29% of sales in 2006 and 16% of sales in 2005. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Beryllium and Beryllium Composites — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1.0 million in 2007 and $1.1 million in 2006 and in 2005. A staff of 9 scientists, engineers and technicians was employed in this effort as of year-end 2007. Some research and development projects, expenditures for which are not material, were externally sponsored and funded.

ENGINEERED MATERIAL SYSTEMS

Engineered Material Systems is comprised of TMI. Sales for this segment were $70.9 million or 7% of total sales in 2007; $68.7 million or 9% of total sales in 2006 and $50.0 million or 9% of total sales in 2005. As of December 31, 2007, Engineered Material Systems had 202 employees.

Engineered Material Systems manufactures engineered material systems, which include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metals systems. These products are used in telecommunications and computer systems, data storage, automotive electronics, semi-conductors, energy, defense and medical applications. Engineered Material Systems’ products are sold directly and through its sales representatives. Engineered Material Systems has limited competition in the United States and several European manufacturers are competitors for the sale of inlay strip.

Engineered Material Systems — Sales and Backlog

The backlog of unshipped orders for Engineered Material Systems as of December 31, 2007, 2006 and 2005 was $12.4 million, $16.1 million and $16.3 million respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2007 will be filled during 2008.

Sales are made to approximately 300 customers. Engineered Material Systems did not have any sales to the government for 2007, 2006 or 2005. Sales outside the United States, principally to Europe and Asia, accounted for approximately 12% of Engineered Material Systems’ sales in 2007, 9% of sales in 2006 and 6% of sales in 2005. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Engineered Material Systems — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for Engineered Material Systems were nominal in 2007, 2006 and 2005.

GENERAL

Availability of Raw Materials

The principal raw materials we use are beryllium (extracted from both imported beryl ore and bertrandite mined from our Utah properties), copper, gold, silver, nickel, platinum, palladium, aluminum and ruthenium. We will be developing a new bertrandite pit at our Utah mine site, targeting early 2008 to begin extracting ore. Ore reserve data can be found in Part II, Item 7 of this document. We have a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of New York, to purchase quantities of copper beryllium master alloy and beryllium vacuum cast billet. The availability of these raw materials, as well as other materials used by us, is adequate and generally not dependent on any one supplier.

Patents and Licenses

We own patents, patent applications and licenses relating to certain of our products and processes. While our rights under the patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.

Regulatory Matters

We are subject to a variety of laws which regulate the manufacture, processing, use, handling, storage, transport, treatment, emission, release and disposal of substances and wastes used or generated in manufacturing. For decades we have operated our facilities under applicable standards of inplant and outplant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. The development, proposal or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

Executive Officers of the Registrant

Name	Age	Positions and Offices

Richard J. Hipple	55	Chairman of the Board, President and Chief Executive Officer. In May 2006, Mr. Hipple was named Chairman of the Board and Chief Executive Officer of Brush Engineered Materials Inc. He had served as President since May 2005. He was Chief Operating Officer from May 2005 until May 2006. Mr. Hipple served as President of Alloy Products from May 2002 until May 2005. He joined the Company in July 2001 as Vice President of Strip Products and served in that position until May of 2002. Prior to joining Brush, Mr. Hipple was President of LTV Steel Company, a business unit of the LTV Corporation (integrated steel producer and metal fabricator). Prior to running LTV’s steel business, Mr. Hipple held numerous leadership positions in Engineering, Operations, Strategic Planning, Sales and Marketing and Procurement since 1975 at LTV. Mr. Hipple was appointed to the Board of Directors of Ferro Corporation on June 28, 2007.
John D. Grampa	60	Senior Vice President Finance and Chief Financial Officer. Mr. Grampa was named Senior Vice President Finance and Chief Financial Officer in December 2006. Prior to that he had served as Vice President Finance and Chief Financial Officer since November 1999 and as Vice President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide Materials Business of Avery Dennison Corporation since March 1994 and held other various positions at Avery Dennison Corporation (producer of pressure sensitive materials, office products, labels and other converted products) from 1984.
Daniel A. Skoch	58	Senior Vice President Administration. Mr. Skoch was named Senior Vice President Administration in July 2000. Prior to that time, he had served as Vice President Administration and Human Resources since March 1996. He had served as Vice President Human Resources since July 1991 and prior to that time, he was Corporate Director — Personnel.

Item 1A.	RISK FACTORS

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

Health issues, litigation and government regulation relating to machining and manufacturing of beryllium-containing products could significantly reduce demand for our products, limit our ability to operate and adversely affect our profitability.

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

We are presently uninsured for beryllium-related claims where the claimants’ first exposure to beryllium occurred on or after January 1, 2008, and we have not undertaken to estimate the impact of such claims, which have yet to be asserted. In addition, some jurisdictions preclude insurance coverage for punitive damages awards. Accordingly, our profitability could be adversely affected if any current or future claimants obtain judgments for any uninsured compensatory or punitive damages. Further, an unfavorable outcome or settlement of a pending beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation.

Our bertrandite ore mining and beryllium-related manufacturing operations and our customers’ businesses are subject to extensive health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulation could increase those costs and liabilities or effectively prohibit production or use of beryllium-containing products.

Our customers and we are subject to laws regulating worker exposure to beryllium. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. The development, proposal or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

Our bertrandite ore mining and manufacturing operations are subject to extensive environmental regulations that impose, and will continue to impose, significant costs and liabilities on us, and future regulation could increase these costs and liabilities or prevent production of beryllium-containing products.

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

Our products are highly complex, designed to be deployed in complicated applications and may contain undetected defects, errors or failures. Although our products are generally tested during manufacturing, prior to deployment, they can only be fully tested when deployed in specific applications. For example, we sell beryllium-copper alloy strip products in a coil form to some customers, who then stamp the alloy for its specific purpose. On occasion, it is not until such customer stamps the alloy that a defect in the alloy is detected. In addition, the Company has experienced on one occasion, a quality issue during the manufacturing ramp up of a new product. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors, or failures could result in installation delays, product returns, termination of contracts with our customers, diversion of our resources, increased service and warranty costs and other losses to our customers, end users or to us. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and could damage our reputation, which could reduce our sales.

Our customers are subject to significant fluctuations as a result of the cyclical nature of their industries and their sensitivity to general economic conditions, which could adversely affect their demand for our products and reduce our sales.

A substantial number of our customers are in the telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical industries. Each of these industries is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the United States dollar, the strength of the consumer electronics, automotive electronics and computer industries and the rate of construction of telecommunications infrastructure equipment and government spending on defense.

Also, in times when growth rates in our markets slow down, there may be temporary inventory adjustments by our customers that may negatively affect our business.

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

We have been active over the last three years in pursuing niche acquisitions for one of our subsidiaries, Williams Advanced Materials Inc. We intend to continue to consider further growth opportunities through the acquisition of assets or companies and routinely review acquisition opportunities. We cannot predict whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition.

The terms of our indebtedness may restrict our ability to pursue our growth and acquisition strategies.

The terms of our credit facilities restrict our ability to, among other things, borrow and make investments and acquire other businesses. In addition, the terms of our indebtedness require us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may have no control. These restrictions could adversely affect our ability to pursue our growth and acquisition strategies. If we breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable, and we may not have sufficient available funds to repay the amounts due, in which case we may be required to seek legal protection from our creditors.

We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.

We sell to customers outside of the United States from our United States and international operations. We have been and are continuing to expand our geographic reach in Europe and Asia. Shipments to customers outside of the United States accounted for approximately 43% of our sales in 2007, 35% in 2006 and 33% in 2005. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Revenue from non-U.S. operations (principally Europe and Asia) amounted to approximately 23% of our sales in 2007, 23% in 2006 and 25% in 2005. There are a number of risks associated with international business activities, including:

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

Fluctuations in currency exchange rates, particularly for the euro and the yen, have impacted our sales, margins and profitability in the past. The fair value of our net liability relating to outstanding foreign currency contracts was $1.5 million at December 31, 2007, indicating that the average hedge rates were unfavorable compared to the actual year-end market exchange rates. Additionally, foreign and international regulations have also impacted our sales, margins and profitability in the past. See also “— Health issues, litigation and government regulation relating to machining and manufacturing of beryllium-containing products could significantly reduce demand for our products, limit our ability to operate and adversely affect our profitability”, found on page 6 and “— Our bertrandite ore mining and beryllium-related manufacturing operations and our customers’ businesses are subject to extensive health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulation could increase those costs and liabilities or effectively prohibit production or use of beryllium-containing products”, found on page 7. Further, any of these risks could continue in the future.

A major portion of our bank debt consists of variable-rate obligations, which subjects us to interest rate fluctuations.

Our credit facilities are secured by substantially all of our assets (other than non-mining real property and certain other assets). Our working capital line-of-credit includes variable-rate obligations, which expose us to interest rate risks. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income. We have developed a hedging program to manage the risks associated with interest rate fluctuations, but our program may not effectively eliminate all of the financial exposure associated with interest rate fluctuations. We currently have an instrument in place that has the effect of fixing the interest rate on a portion of our outstanding debt through December 2008. Additional information regarding our market risks is contained in Part II, Item 7A of this document.

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

Natural disasters, equipment failures, work stoppages, bankruptcies and other unexpected events may lead our customers to curtail production or shut down their operations.

Our customers’ manufacturing operations are subject to conditions beyond their control, including raw material shortages, natural disasters, interruptions in electrical power or other energy services, equipment failures, bankruptcies, work stoppages due to strikes or lockouts, including those affecting the automotive industry, one of our major markets, and other unexpected events. For example, in 2005, Delphi Corporation, a customer of three of our business units and the largest U.S. supplier of automotive parts, filed for bankruptcy protection. Any of those events could also affect other suppliers to our customers. In either case, those events could cause our customers to curtail production or to shut down a portion or all of their operations, which could reduce their demand for our products and reduce our sales.

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

The manufacturing processes that take place in our mining operation, as well as in our manufacturing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failure, and some equipment is not readily available or replaceable. In addition to equipment failures, our facilities are also subject to the risk of loss due to unanticipated events such as fires, explosions or other disasters. Material plant shutdowns or reductions in operations could harm our ability to fulfill our customers’ demands, which could harm our sales and cause our customers to find other suppliers. Further, remediation of any interruption in production capability may require us to make large capital expenditures, which may have a negative effect on our profitability and cash flows. Our business interruption insurance may not cover all of the lost revenues associated with interruptions in our manufacturing capabilities.

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

Some of our facilities are interdependent. For instance, our manufacturing facility, in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Shoemakersville, Pennsylvania, Fremont, California and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. See “Item 2 — Properties”, found on page 15. The destruction or closure of any of our manufacturing facilities or our mine for a significant period of time as a result of fire, explosion, act of war or terrorism or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business and impair our ability to deliver our products on a timely basis. In such an event, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Low investment performance by our domestic pension plan assets may require us to increase our pension liability and expense, which may require us to fund a portion of our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2007, for pension accounting purposes, we assumed an 8.25% rate of return on pension assets.

Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly increase the deficit position of our plans. Should the assets earn an average return less than 8.25% over time, it is likely that future pension expenses would increase. The actual return on our plan assets for the twelve months ending December 31, 2007 was 5.8% and the ten-year average annualized return as of year-end 2007 was 6.5%.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $4.5 million to our pension plan in 2008. If our current assumptions and estimates are not correct, a contribution in years beyond 2008 may be greater than the projected 2008 contribution required.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

Our expenditures for post-retirement health benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We also provide post-retirement health benefits to eligible employees. Our retiree health expense is directly affected by the assumptions we use to measure our retiree health plan obligations, including the assumed rate at which health care costs will increase and the discount rate used to calculate future obligations. For retiree health accounting purposes, we increased the assumed rate at which health care costs will increase for the next year to 9% at December 31, 2007 from 8% at December 31, 2006. In addition, we have assumed that this health care cost increase trend rate will decline to 5% by 2012. We have used the same discount rates for our retiree health plans that we use for our pension plan accounting.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% increase in assumed health care cost trend rates would have increased the post-employment benefits included among the liabilities in our balance sheet by $0.9 million at December 31, 2007.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our retiree health care expenses or obligations, diverting funds we would otherwise apply to other uses.

We are subject to fluctuations in currency exchange rates, which may negatively affect our financial performance.

A significant portion of our sales is conducted in international markets and priced in currencies other than the United States dollar. Revenues from customers outside of the United States (principally Europe and Asia) amount to 43% of sales for 2007, 35% of sales for 2006 and 33% of sales for 2005. A significant part of these international sales are priced in currencies other than the U.S. dollar. Significant fluctuations in currency values relative to the United States dollar may negatively affect our financial performance. While we may hedge our currency transactions to mitigate the impact of currency price volatility on our earnings, any hedging activities may not be successful.

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

We operate manufacturing plants, service and other facilities throughout the world. Information as of December 31, 2007, with respect to our significant facilities that are owned or leased, and the respective segments in which they are included, is set forth below.

		Approximate
		Number of
Location	Owned or Leased	Square Feet

Manufacturing Facilities
Brewster, New York(1)	Leased	75,000
Buellton, California(1)	Leased	35,000
Buffalo, New York(1)	Owned	97,000
Delta, Utah(2)	Owned	86,000
Elmore, Ohio(2)(3)	Owned/Leased	556,000/300,000
Fremont, California(3)	Leased	16,800
Limerick, Ireland(1)	Leased	18,000
Lincoln, Rhode Island(4)	Owned/Leased	130,000/11,000
Lorain, Ohio(2)	Owned	55,000
Louny, Czech Republic(1)	Leased	19,800
Milwaukee, Wisconsin(1)	Owned/Leased	99,000/7,300
Newburyport, Massachusetts(5)	Owned	30,000
Reading, Pennsylvania(2)	Owned	123,000
Santa Clara, California(1)	Leased	5,800
Singapore(1)	Leased	4,500
Subic Bay, Philippines(1)	Leased	5,000
Suzhou, China(1)	Leased	22,389
Taipei, Taiwan(1)	Owned	5,000
Tucson, Arizona(3)	Owned	53,000
Wheatfield, New York(1)	Owned	35,000
Corporate and Administrative Offices
Cleveland, Ohio(2)(3)(5)	Owned	110,000
Service and Distribution Centers
Elmhurst, Illinois(2)	Leased	28,500
Fukaya, Japan(2)(3)(4)	Owned	35,500
Singapore(2)(3)(4)	Leased	2,500
Stuttgart, Germany(2)(4)	Leased	24,750
Theale, England(2)(3)(4)	Leased	19,700
Tokyo, Japan(1)(2)(3)(4)	Leased	6,909
Warren, Michigan(2)	Leased	34,500

(1)	Advanced Material Technologies and Services

(2)	Specialty Engineered Alloys

(3)	Beryllium and Beryllium Composites

(4)	Engineered Material Systems

(5)	All Other

In addition to the above, there are 7,500 acres in Juab County, Utah with respective mineral rights from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of the mineral rights is held under lease. Ore reserve data can be found in Part II, Item 7 of this document.

Item 3.	LEGAL PROCEEDINGS

Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

Beryllium Claims

As of December 31, 2007, our subsidiary, Brush Wellman Inc., was a defendant in nine proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During 2007, the number of beryllium cases decreased from 13 cases (involving 54 plaintiffs) as of December 31, 2006 to nine cases (involving 31 plaintiffs) as of December 31, 2007:

•	two cases (involving four plaintiffs) were voluntarily dismissed by the plaintiffs;

•	one purported class action (involving 15 named plaintiffs) was decided in the Company’s favor and dismissed; and

•	one case (involving one plaintiff) was settled and dismissed.

In addition, three plaintiffs were dismissed from a purported class action (involving eight named plaintiffs) and the case was remanded to the trial court for further proceedings as to the remaining five individual plaintiffs only. Summary judgment was granted in the Company’s favor in two cases (involving 12 plaintiffs), though the plaintiffs have filed appeals in both cases. No cases were filed in 2007.

The nine pending beryllium cases as of December 31, 2007 fall into two categories: Seven cases involving third-party individual plaintiffs, with 15 individuals (and four spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and two purported class actions, involving ten named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises, Inc. was dismissed on May 5, 2005. This case is set for trial on June 17, 2008.

The second purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007.

As previously reported and noted above, one purported class action has been remanded to the trial court for proceedings as to the five individuals who allege beryllium sensitization following the appellate court’s affirming of the trial court’s grant of summary judgment in the Company’s favor. Neal Parker, et al. v. Brush Wellman Inc., was filed in the Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs were Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants were Brush Wellman; Schmiede Machine and Tool Corporation; ThyssenKrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins were current employees of Lockheed. Mr. Ponder was a retired employee; and Ms. King and Ms. Burns were family members. The plaintiffs brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs sought a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order (1) directing plaintiffs to amend their pleading to segregate out those plaintiffs who endured only subclinical, cellular and subcellular effects from those who sustained actionable tort injuries, and stating that following such amendment, the Court would enter an order dismissing the claims asserted by the former subset of claimants; (2) dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and (3) dismissing the claims against Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members sustained personal injuries; however, they alleged that they identified five individuals whose injuries manifested themselves such that they had been detected by physical examination and/or laboratory test. On May 23, 2005, the defendants filed a Motion to Enforce the March 29, 2005 Order, which argued that the five plaintiffs identified in the Amended Complaint had only beryllium sensitization, which is not an actionable tort injury as defined in the March 29, 2005 Order. On March 10, 2006, the Court entered an order construing this motion as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, the plaintiffs filed an appeal. On April 18, 2007, the Eleventh Circuit Court of Appeals affirmed in part and reversed in part the trial court’s grant of summary judgment, holding that Georgia tort law requires a current physical injury and that allegations of subclinical and cellular damage do not satisfy the physical injury requirement. However, with respect to the five named individuals with alleged beryllium sensitization, there was a genuine issue of material fact that precluded summary judgment, and the case has been remanded to the district court for further proceedings. Those five individuals are Messrs. Parker, Carlton, Brown, Griffin and Walker. Defendants and plaintiffs filed motions for reconsideration, which the Eleventh Circuit denied on June 6, 2007.

As previously reported and noted above, one purported class action has been finally decided. George Paz, et al. v. Brush Engineered Materials Inc., et al., was filed in the U.S. District Court for the Southern District of Mississippi, case number 1:04CV597, on June 30, 2004. The named plaintiffs were George Paz, Barbara Faciane, Joe Lewis, Donald Jones, Ernest Bryan, Gregory Condiff, Karla Condiff, Odie Ladner, Henry Polk, Roy Tootle, William Stewart, Margaret Ann Harris, Judith Lemon, Theresa Ladner and Yolanda Paz. The defendants were Brush Engineered Materials Inc., Brush Wellman Inc., Wess-Del Inc. and the Boeing Company. Plaintiffs sought the establishment of a medical monitoring trust fund as a result of their alleged exposure to products containing beryllium, attorneys’ fees and expenses, and general and equitable relief. The plaintiffs purported to sue on behalf of a class of present or former Defense Contract Management Administration (DCMA) employees who conducted quality assurance work at Stennis Space Center and the Boeing Company at its facility in Canoga Park, California; present and former employees of Boeing at Stennis; and spouses and children of those individuals. Messrs. Paz and Lewis and Ms. Faciane represented current and former DCMA employees at Stennis. Mr. Jones represented DCMA employees at Canoga Park. Messrs. Bryan, Condiff, Ladner, Polk, Tootle and Stewart and Ms. Condiff represented Boeing employees at Stennis. Ms. Harris, Ms. Lemon, Ms. Ladner and Ms. Paz were family members. We filed a Motion to Dismiss on September 28, 2004, which was granted and judgment was entered on January 11, 2005; however, the plaintiffs filed an appeal. Brush Engineered Materials Inc. was dismissed for lack of personal jurisdiction on the same date, which plaintiffs did not appeal. On April 7, 2006, the U.S. Court of Appeals for the Fifth Circuit, in case number 05-60157, certified the question regarding whether Mississippi has a medical monitoring cause of action to the Mississippi Supreme Court. In case number 2006-FC-007712-SCT, the Mississippi Supreme Court issued an opinion that the laws of Mississippi do not allow for a medical monitoring cause of action without an accompanying physical injury on January 4, 2007. Plaintiffs filed a motion for rehearing, which was denied by the Mississippi Supreme Court on March 1, 2007. On March 29, 2007, the Fifth Circuit entered and filed its judgment affirming the District Court’s granting of the Company’s Motion to Dismiss. On April 6, 2007, plaintiffs filed a Petition for Panel Rehearing, which was denied by the Fifth Circuit on June 18, 2007, and the case is now closed.

Subsequent Events

From January 1, 2008 to February 15, 2008, there were no material developments in any of the cases. No new cases were filed during the period.

Other Claims

One of our subsidiaries, Williams Advanced Materials Inc. (“WAM”), is a party to two patent litigations in the U.S. involving Target Technology Company, LLC of Irvine, California (“Target”). Both actions involve patents directed to technology used in the production of DVD-9s, which are high storage capacity DVDs. The patents at issue concern certain silver alloys used to make the semi-reflective layer in DVD-9s, a thin metal film that is applied to a DVD-9 through a process known as sputtering. The raw material used in the sputtering process is called a target. Target alleges that WAM manufactures and sells infringing sputtering targets to DVD manufacturers.

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the “NY Action”), WAM has asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third-party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action is stayed pending resolution of the ownership issue in the CA Action, discussed more fully below.

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

On April 17, 2003, the Company filed a complaint in the Court of Common Pleas for Ottawa County, Ohio, case number 03-CVH-089, seeking a declaration of certain rights under insurance policies issued by Lloyds of

London, certain London Market companies and certain domestic insurers, and damages and breach of contract. On August 30, 2006, the court granted Brush’s motion for partial summary judgment in its entirety. The parties then stipulated to the amount of damages and prejudgment interest resulting from those breaches of contract of approximately $7.3 million, subject to reduction if an appellate court modified or amended the grant of partial summary judgment. The defendants’ attempt to appeal on an interlocutory basis was denied. The parties agreed separately to approximately $0.5 million in damages related to claims not covered by the partial summary judgment order. Trial of the bad faith claim had been set for December 2007, but was adjourned to January 2008. The damage award was subsequently increased to $8.8 million as a result of the defendants’ stipulating to the attorneys’ fees incurred in pursuing this action. On December 21, 2007, the parties reached an agreement to settle the litigation. The settlement includes a pre-tax cash payment to the Company of approximately $17.5 million and provision by the London Market Insurers of a new insurance policy. A portion of the cash proceeds will be used to reimburse other costs related to past claims, offset certain receivables due from the insurers and pay attorneys’ fees as well as taxes. During the next 15 years, the new insurance policy will cover, subject to an annual $1.0 million self-insured retention, reasonable defense and indemnity costs incurred by the Company in connection with beryllium claims where the actual or alleged first exposure to beryllium occurred prior to January 1, 2008. The new insurance policy will cover beryllium claims for which the Company previously did not have insurance.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

(a) The Company’s common shares are listed on the New York Stock Exchange under the symbol “BW”. As of February 15, 2008 there were approximately 1,468 shareholders of record. The table below is a summary of the range of market prices with respect to common shares, during each quarter of fiscal years 2007 and 2006. We did not pay any dividends in 2007 or 2006. We have no current intention to declare dividends on our common shares in the near term. Our current policy is to retain all funds and earnings for the use in the operation and expansion of our business.

	Stock price range
Fiscal Quarters	High	Low

2007
First	$50.45	$30.58
Second	61.82	39.70
Third	53.00	34.17
Fourth	58.74	33.57
2006
First	$21.64	$15.81
Second	26.94	17.67
Third	28.67	20.21
Fourth	36.85	22.95

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

Peformance Graph

The following graph sets forth the cumulative shareholder return on our common stock as compared to the cumulative total return of the S&P Small-cap 600 Index and the Russell 2000 Index. Brush Engineered Materials Inc. is a component company of the S&P Small-cap 600 Index and the Russell 2000 Index.

	2002	2003	2004	2005	2006	2007
Brush Engineered Materials	$100	$278	$336	$289	$614	$673
S&P Small-cap 600	$100	$139	$170	$183	$211	$210
Russell 2000	$100	$147	$174	$182	$216	$212

The above graph assumes that the value of our common stock and each index was $100 on December 31, 2002 and that all dividends, if paid, were reinvested.

Item 6.	SELECTED FINANCIAL DATA

Brush Engineered Materials Inc. and Subsidiaries

(Dollars in thousands
except for share and per share data)	2007	2006	2005	2004	2003

For the year
Net sales	$955,709	$763,054	$541,267	$496,276	$401,046
Cost of sales	759,037	600,882	431,024	385,202	328,008
Gross profit	196,672	162,172	110,243	111,074	73,038
Operating profit (loss)	84,465	43,840	19,509	25,034	(8,944)
Interest expense	1,760	4,135	6,372	8,377	3,751
Income (loss) from continuing operations before income taxes	82,705	39,705	13,137	16,657	(12,695)
Income taxes (benefit)	29,420	(9,898)	(4,688)	1,141	576
Net income (loss)	53,285	49,603	17,825	15,516	(13,226)
Earnings per share of common stock:
Basic net income (loss)	2.62	2.52	0.93	0.87	(0.80)
Diluted net income (loss)	2.59	2.45	0.92	0.85	(0.80)
Depreciation and amortization	24,296	25,141	22,790	23,826	20,731
Capital expenditures	26,429	15,522	13,775	9,093	6,162
Mine development expenditures	7,121	—	—	57	157
Year-end position
Working capital	216,253	158,061	115,531	108,799	85,141
Ratio of current assets to current liabilities	2.9 to 1	2.4 to 1	2.4 to 1	2.0 to 1	2.2 to 1
Property and equipment:
At cost	583,961	557,861	540,420	540,937	535,421
Cost less depreciation and impairment	186,175	175,929	177,062	177,619	190,846
Total assets	550,551	498,606	402,702	414,181	371,616
Other long-term liabilities	69,140	70,731	73,492	60,527	64,097
Long-term debt	10,005	20,282	32,916	41,549	85,756
Shareholders’ equity	353,714	291,000	211,478	208,138	153,573
Weighted-average number of shares of stock outstanding:
Basic	20,320,000	19,665,000	19,219,000	17,865,000	16,563,000
Diluted	20,612,000	20,234,000	19,371,000	18,164,000	16,672,000

Minority interest of $45,000 decreased the net loss for 2003.

In addition to the capital expenditures shown above, the Company purchased $0.4 million of assets in 2005, $0.9 million of assets in 2004 and $51.8 million of assets in 2003 that were previously held under operating leases and used by the Company.

Changes in deferred tax valuation allowances decreased income tax expense by $21.8 million, $8.1 million and $9.3 million in 2006, 2005 and 2004, respectively, and increased income tax expense by $5.3 million in 2003.

See Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an integrated producer of high performance specialty engineered materials used in a variety of electrical, electronic, thermal and structural applications. Our products are sold into numerous markets, including telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical.

Sales and earnings improved once again in 2007. Sales of $955.7 million in 2007 established a record high, surpassing the previous record of $763.1 million set last year by 25%. Sales have grown in each of the last five years and the compound annual growth rate is 21% over this time period.

The sales growth in 2007 was across all four of our business segments. The majority of the growth came from the data storage market as new technologies increased the demand for our materials for disk drive applications. Demand from other markets, including defense, oil and gas, medical and portions of the telecommunications and computer market, also improved in 2007. Sales from new products contributed to the current year sales growth as did higher metal prices.

Operating profit totaled $84.5 million in 2007, an improvement of $40.7 million, or 93%, over 2006. In addition to the incremental margin generated by the additional sales and other operating factors, profit in 2007 was significantly affected by changes in ruthenium prices and a favorable legal settlement.

Movements in the market price of ruthenium resulted in both large gains and charges against margins. A sudden upward movement in the market price of ruthenium late in 2006 and early 2007 allowed us to generate $22.9 million in additional margin from the sale of low cost inventory purchased in 2006 at higher market prices in 2007. We do not anticipate having similar margin gains in the future due to changes in our pricing policies early in 2007. Reductions in the market price of ruthenium later in 2007 required us to record lower of cost or market charges of $4.5 million to write down a portion of the inventory.

The settlement of a lawsuit against our former insurers resulted in a net $8.7 million gain. In addition, the settlement provided enhanced insurance coverage for our beryllium products related exposures.

Our balance sheet position strengthened during 2007. While the accounts receivable and inventory balances increased, utilization ratios, measured by the days sales outstanding and inventory turnover, improved over the prior year. Cash flow from operations of $54.4 million in 2007 allowed us to reduce debt by $13.5 million and fund capital expenditures and mine development costs of $33.6 million, which was the highest level of spending since 1998. With the lower debt and an increase to shareholders’ equity during 2007, the debt-to-debt-plus-equity ratio improved once again from 15% in 2006 to 9% in 2007. The cash balance grew $16.1 million during the year. In the fourth quarter 2007, we negotiated a new revolving credit agreement that increases our borrowing capacity with less restrictive covenants, reduces borrowing costs and improves financing flexibility.

RESULTS OF OPERATIONS

(Millions, except for share data)	2007	2006	2005

Net sales	$955.7	$763.1	$541.3
Operating profit	84.5	43.8	19.5
Income before income taxes	82.7	39.7	13.1
Net income	53.3	49.6	17.8
Diluted E.P.S.	2.59	2.45	0.92

Sales of $955.7 million in 2007 were 25% higher than sales of $763.1 million in 2006 while sales in 2006 were 41% higher than sales of $541.3 million in 2005. Sales have grown over the comparable quarter in the prior year for twenty consecutive quarters.

International sales grew 57% in 2007 over 2006 after growing 47% in 2006 over 2005. Sales in Asia accounted for the majority of the growth in international sales in both years. International sales to other regions, primarily

Western Europe, also improved in 2007 and 2006 over the respective prior years. International sales accounted for 43% of total sales in 2007. Domestic sales increased a more modest 9% in 2007 over 2006 after growing 38% in 2006 over 2005.

The majority of the sales growth in 2007 was in ruthenium-based and other products for media applications in the data storage market. Sales to this market in 2007 were more than double the sales from 2006 while sales in 2006 increased 40% over 2005. Sales to the telecommunications and computer market also grew approximately 19% in 2007 following a 49% growth rate in 2006. Portions of the improvement in these two markets were due to the increasing demand for consumer electronic products, including cell phones, MP3 players and gaming systems. Changes in technologies, including the drive toward higher power, improved functionality and increased miniaturization in these and other devices, may result in the increased demand for our higher performing materials.

Sales for defense applications improved in the second half of 2006 and remained strong throughout 2007. Automotive electronics market sales decreased slightly in 2007 compared to 2006 after growing 37% in 2006 over 2005. Demand from the oil and gas market also improved in 2007. Sales into various smaller markets, including medical, grew in each of the last two years as well.

We acquired three small businesses between the second quarter 2005 and the first quarter 2006. These operations offer complementary products and services that have helped create additional market opportunities for our existing materials. The sharing of technology among the acquired and existing operations has also helped to develop additional applications across the organization. The acquired businesses themselves contributed $8.2 million of the sales increase in 2007 over 2006 and $29.5 million to the sales increase in 2006 over 2005.

The development of new products and applications into existing and/or emerging markets has also been a key part of the sales growth in each of the last two years. A portion of the sales growth in each of our main businesses was due to new products or applications.

Sales are affected by metal prices as changes in precious metal and a portion of the changes in base metal prices, primarily copper, are passed on to our customers. Average metal prices in 2007 and 2006 were higher than average prices in the respective prior year. Copper prices increased significantly in the first half of 2006 and on average remained high through year-end 2007 despite periods of significant fluctuations. Precious metal prices, and gold and platinum prices in particular, increased in value throughout 2006 and 2007. We estimate that the higher metal prices accounted for $36.8 million, or 19% of the $192.6 million growth in 2007 sales and $72.0 million, or 32%, of the $221.8 million growth in 2006 sales.

Gross margin was $196.7 million, or 21% of sales, in 2007, $162.2 million, or 21% of sales, in 2006 and $110.2 million, or 20% of sales, in 2005. The gross margin improved $34.5 million in 2007 over 2006. The increased sales volume in 2007 generated an estimated additional $23.7 million in margin; the incremental margin earned on the sales growth was less than the prior year margin rate as the majority of the sales increase was in ruthenium products that had a very high metal content and cost. We made improvements to the pricing for our copper-based alloy products in the fourth quarter of 2006 that allowed for an increase in the percentage of copper-based sales subject to the copper cost pass-through. However, the full year benefit of that improved pricing in 2007 was more than offset by an unfavorable change in product mix, manufacturing inefficiencies and other factors. Gross margin in 2007 was also affected by the following issues associated with the production and sale of ruthenium products:

•	The market price of ruthenium escalated in the fourth quarter 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $22.9 million in 2007, the majority of which was generated in the first half of the year. During the first quarter 2007, we revised our pricing strategy going forward to allow for changes in the price of ruthenium purchased to be passed on to customers, so this benefit will not repeat in future periods.

•	The market price for ruthenium was volatile in 2007, ranging from $380 per troy ounce to $870 per troy ounce. Because of this volatility, we were required to record lower of cost or market charges on a portion of the ruthenium-based inventories and reduced gross margins by $4.5 million in 2007 when the market price declined below the carrying cost of the inventory.

•	The 2007 gross margin was also adversely affected by a manufacturing quality issue in the production of ruthenium targets for the data storage market that resulted in customer returns, additional costs and inventory losses in the second quarter. The quality issue was resolved and while shipments resumed to the affected customers in the third quarter, a change in a major customer’s specifications in the fourth quarter required us to complete additional product qualification efforts. This resulted in further delays in the anticipated growth of ruthenium target sales in the fourth quarter 2007. The customer returns and related inventory losses combined to reduce gross margin by $5.7 million in 2007, excluding the impact of any lost sales (which cannot be quantified).

The gross margin in 2006 was $51.9 million higher than in 2005. The increased sales volumes generated an estimated $58.2 million of additional margin in 2006 over 2005. The change in product mix was favorable in that sales of products that generate higher margins increased more than sales of lower margin products. Margins were reduced in the first three quarters of 2006 by the increased cost of raw materials, primarily copper and nickel, which could not be passed through to the customer. Improvements in our pricing structure helped to mitigate the impact of the higher metal costs in the fourth quarter 2006. Manufacturing yields and performance also improved at various facilities. Manufacturing overhead costs increased $10.0 million in 2006, with the acquisitions accounting for $8.5 million of this increase.

Selling, general and administrative expenses (SG&A) were $110.1 million in 2007 (12% of sales), $111.0 million in 2006 (15% of sales) and $78.5 million in 2005 (14% of sales). Expenses declined 1% in 2007 from 2006 after increasing 41% in 2006 over 2005. The slight decline in expenses in 2007 resulted primarily from lower incentive compensation accruals, retirement plan costs and corporate administrative expenses offset in part by higher selling and marketing costs, primarily overseas. The increase in 2006 over 2005 was due to a higher investment in marketing and sales development programs, increased incentive compensation and retirement costs, the impact of the acquisitions and other factors.

International expenses, excluding incentive compensation, increased $2.9 million in 2007 over 2006 and $2.0 million in 2006 over 2005 due to the expansion of our overseas operations and increased sales and marketing support efforts.

Incentive compensation expense declined $2.1 million in 2007 from 2006 after growing $15.5 million in 2006 over 2005. The changes in the annual expense were caused by the performance of the individual businesses relative to their plans’ objectives. The higher cost in 2006 resulted from the significant improvement in the operating profit from that year as well as from the increase in the price of our common shares as the payouts under certain employee compensation plans are share based. The increase in the share price was less in 2007 than in 2006 and therefore had less of an impact on the incentive compensation expense.

Stock-based compensation costs associated with stock options and stock appreciation rights totaled $0.8 million in 2007 and $0.6 million in 2006 and were included within SG&A expenses. We adopted Statement No. 123 (Revised 2004), “Share-Based Payments”, which requires that all share-based payments be measured at fair value and charged to income over the vesting period effective January 1, 2006. In previous periods, we had adopted the disclosure only provisions of Statement No. 123 and therefore, there was no comparable recorded expense in 2005. See Note K to the Consolidated Financial Statements for further information on the share-based compensation plans. Total stock-based compensation expense, including performance shares (which are part of the incentive compensation expense totals noted above) and restricted stock, was $3.9 million in 2007, $1.7 million in 2006 and $0.1 million in 2005.

Expenses for the U.S. defined benefit pension plan and certain other domestic retirement plans were $1.3 million lower in 2007 than in 2006 due to changes in plan valuation assumptions, changes in participant data and other factors. In 2006, these expenses were $2.6 million higher than in 2005. The major causes for the difference in expense between years included the plan valuation assumptions for each year, the actual performance of the plan and other factors. The 2006 expense was also higher than 2005 due to the impact of a remeasurement of the defined benefit plan in 2005 resulting from a plan amendment. The majority of these retirement costs were charged to SG&A expense, although a portion of the cost was included in cost of sales and a much smaller portion in research and development expenses.

Domestic selling and marketing costs also grew in 2007 and 2006 in order to support the sales growth and market development efforts. This was offset in part by savings from the closure of the New Jersey service center late in 2006. One-time closure costs totaled $1.1 million in 2006.

Other corporate administrative expenses declined $0.7 million in 2007 from 2006 after increasing $1.9 million in 2006 over 2005. Various legal and other administrative costs were lower in 2007 while the increase in 2006 was due to higher environmental, health and safety expenses, information technology costs and legal costs.

The three businesses acquired in 2006 and 2005 added $4.9 million to SG&A expense in 2006 compared to 2005. The change in expenses in 2007 versus 2006 was more modest since the operations were owned for essentially all of both years.

The litigation settlement gain of $8.7 million resulted from the settlement of a lawsuit against our former insurers in the fourth quarter 2007. We originally filed the lawsuit in order to resolve a dispute over how insurance coverage should be applied to incurred indemnity losses and defense costs. The court previously had issued a summary judgment in our favor in the third quarter 2006 and awarded us damages of $7.8 million. The defendants did not pay the award at that time and, due to the uncertainty of the appeal process, we did not record the benefits of that award in our Consolidated Financial Statements. Under the terms of the settlement, the insurers agreed to pay us $17.5 million and to provide enhanced insurance coverage. This enhanced insurance includes occurrence based coverage for years up to the date of the settlement, including years when we did not have any beryllium-related product liability insurance. We agreed to dismiss our bad faith claim against the insurers, which was scheduled to go to trial in the first quarter 2008, as well as the prior damage award of $7.8 million.

We applied $1.1 million of the settlement against amounts recorded on our Consolidated Balance Sheet as recoverable amounts for previously incurred indemnity and defense costs. The remaining $16.4 million was credited to income on the Consolidated Statement of Income. We incurred $7.7 million of legal fees pursuing the lawsuit and negotiating the settlement agreement in 2007, yielding a net pre-tax benefit to income of $8.7 million.

One of the insurers paid $6.2 million, which represented their share of the settlement, directly to our attorneys prior to December 31, 2007 in partial settlement of our fees, reducing our receivable from the insurers and the payable to our attorneys by the same amount. The remaining $11.3 million due to us was recorded in other receivables on the Consolidated Balance Sheet as of December 31, 2007 and was subsequently paid in full in the first quarter 2008.

Research and development expenses (R&D) were $5.0 million in 2007, $4.2 million in 2006 and $5.0 million in 2005. R&D expenses were below 1% of sales in each of the last three years, although we did increase our R&D spending rate in 2007. In the fourth quarter 2006, the Specialty Engineered Alloys segment consolidated its R&D laboratory that was in Cleveland, Ohio into the existing laboratory in Elmore, Ohio in order to improve efficiencies and response times. R&D efforts are focused on developing new products and applications as well as continuing improvements in our existing products.

Other-net expense for each of the last three years is summarized in the following table:

	Income/(Expense)
(Millions)	2007	2006	2005

Foreign exchange gains (losses)	$(0.6)	$1.4	$(1.1)
Directors’ deferred compensation	(0.3)	(1.3)	0.2
Metal consignment fees	(2.0)	(2.1)	(1.3)
Derivative ineffectiveness	0.1	0.2	0.8
Debt prepayment costs	—	—	(4.4)
Loss on sale of business	(0.3)	—	—
Other items	(2.7)	(1.4)	(1.5)

Total	$(5.8)	$(3.2)	$(7.3)

Foreign currency exchange gains and losses result from movements in value of the U.S. dollar against the euro, yen and sterling and the maturity of hedge contracts. The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and movements in the market price of our stock. In 2007 and 2006, the share price increased, which increased our liability to the plan and created a higher expense. In 2005, the share price declined, which reduced our liability to the plan and generated income. Metal financing fees are a function of the quantity and market price of precious metals held on consignment. Derivative ineffectiveness represents changes in the fair value of a derivative financial instrument that does not qualify for the favorable hedge accounting treatment. The debt prepayment cost of $4.4 million in 2005 included the penalty and write-off of associated deferred financing costs as a result of the prepayment of $30.0 million of subordinated debt in the fourth quarter and $18.6 million of term notes in the first quarter 2005.

In the first quarter of 2007, we sold substantially all of the operating assets and liabilities of Circuits Processing Technology, Inc. (CPT), a wholly owned subsidiary that manufactures thick film circuits, for $2.2 million. CPT, which was acquired in 1996, was a small operation with limited growth opportunities. The loss on the sale was approximately $0.3 million.

Other-net expense also includes bad debt expense, cash discounts, gains and losses on the sale of fixed assets and other non-operating items.

Operating profit of $84.5 million was an improvement of $40.7 million, or 93%, over the operating profit of $43.8 million generated in 2006. The operating profit in 2007 established a record high. The profit margin on the sale of the 2006 ruthenium inventory due to the sudden market price escalation, the lower of cost or market charges from the subsequent ruthenium price decline and the litigation settlement gain accounted for $27.1 million of the profit improvement in 2007. All other factors combined to improve operating profit $13.6 million, or 31%, over 2006. Operating profit was 9% of sales in 2007, 6% of sales in 2006 and 4% of sales in 2005.

Operating profit in 2006 was $24.3 million higher than the $19.5 million of profit earned in 2005. The improved profit resulted from the margin earned on the higher sales volume and from an improved product mix reduced in part by higher manufacturing overhead and SG&A expenses.

Interest expense was $1.8 million in 2007, $4.1 million in 2006 and $6.4 million in 2005. The reduced expense in 2007 was primarily due to lower outstanding debt while the lower expense in 2006 as compared to 2005 was largely due to a lower effective borrowing rate. The high rate $30.0 million subordinated debt was paid off in December 2005 with a combination of excess cash and borrowings under the lower rate revolving credit agreement. The declining interest expense also resulted from lower amortization of deferred financing costs each year. The amortization expense was $0.4 million in 2007, $0.5 million in 2006 and $1.1 million in 2005.

Income before income taxes was $82.7 million, an improvement of $43.0 million over income before income taxes of $39.7 million in 2006. Income before income taxes in 2006 was more than triple the income before income taxes of $13.1 million in 2005.

The income tax expense (benefit) for 2007, 2006 and 2005, including the movement in the deferred tax valuation allowance, is summarized as follows:

(Millions)	2007	2006	2005

Tax expense prior to valuation allowance	$28.5	$11.9	$3.4
Deferred tax valuation allowance (benefit)	0.9	(21.8)	(8.1)

Total tax expense (benefit)	$29.4	$(9.9)	$(4.7)

In calculating the tax expense prior to movements in the valuation allowance, the effects of foreign source income and percentage depletion were major causes of the differences between the effective and statutory rates for all three years. The production deduction and executive compensation were also major causes for the difference between the effective and statutory rates in 2007. See Note P to the Consolidated Financial Statements for a reconciliation of the statutory and effective tax rates.

The deferred tax valuation allowance was initially recorded in 2002 in accordance with Statement No. 109, “Accounting for Income Taxes”, which requires a company to evaluate its deferred tax assets for impairment in the event of recent operating losses. This evaluation process is not based upon the specific expiration date of the individual deferrals but rather on the company’s ability to demonstrate that future taxable income will result in utilization of those assets. As a result of a review in the fourth quarter 2002, we determined that it was more likely than not that the majority of our deferred tax assets were impaired and a valuation allowance was recorded accordingly.

In subsequent periods, the valuation allowance was either increased to offset the creation of additional deferred tax assets or reduced for the use of deferred tax assets. In 2005, in addition to reducing the valuation allowance by $2.2 million for the use of net operating losses, we also reduced the valuation allowance by $5.9 million as, based upon the earnings trend at that time, as well as various projections, we determined that it was more likely than not that we would utilize this additional portion of our deferred tax assets in future periods.

In the fourth quarter 2006, as a result of the improved actual and projected earnings and the actual and projected use of deferred tax assets, we determined it was more likely than not that substantially all of the deferred tax assets would be utilized and we reversed $21.8 million of the valuation allowance back to income. An immaterial valuation allowance associated with our U.K. subsidiary was not reversed and remained on the balance sheet.

In 2007, we recorded a $1.1 million benefit of a deferred tax asset associated with certain state tax carryforwards as a reduction to the tax expense. Due to the uncertainty of realizing this asset, a valuation allowance of the same amount was recorded as well. These items offset and had no net impact on the income tax expense in 2007.

The valuation allowance did not affect any tax payments or refunds in the three years presented.

Net income was $53.3 million, or $2.59 per share diluted, in 2007, $49.6 million, or $2.45 per share diluted, in 2006 and $17.8 million, or $0.92 per share diluted, in 2005. Net income and earnings per share did not grow proportionately with income before income taxes in 2007 as compared to 2006 due to the favorable reversal of the $21.8 million valuation allowance in 2006.

Segment Disclosures

The Company has four reporting segements. Williams Advanced Materials Inc. (WAM) and its subsidiaries are reported as Advanced Material Technologies and Services. Alloy Products, including Brush Resources Inc., is reported as Specialty Engineered Alloys. Beryllium Products is reported as Beryllium and Beryllium Composites while Technical Materials, Inc. (TMI) is reported as Engineered Material Systems.

The All Other column includes our parent company expenses, other corporate charges, the operating results of BEM Services, Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis, and Zentrix Technologies Inc., a wholly owned subsidiary that manufactures electronic packages and other products. The All Other column shows a profit of $5.0 million in 2007 compared to a loss of $4.8 million in 2006. This improvement was due to the $8.7 million legal settlement gain, the $1.0 million lower expense on the directors’ deferred compensation plan, improved operating performance from Zentrix and other factors. See Note M to the Consolidated Financial Statements.

Advanced Material Technologies and Services

(Millions)	2007	2006	2005

Net sales	$519.9	$343.4	$209.5
Operating profit	59.4	30.5	20.4

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials, optics and performance coatings. Major markets for these products include data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. An in-house refinery and metal cleaning operations allow for the reclaim of precious metals from internally generated or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, California and Wisconsin and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services grew significantly in 2007 and 2006 over the respective prior years. Sales of $519.9 million in 2007 were $176.5 million, or 51%, higher than sales of $343.4 million in 2006 while sales in 2006 were 64% higher than in 2005.

We adjust our selling prices daily to reflect the current cost of the precious and various non-precious metals sold. The cost of the metal is generally a pass-through to the customer and we generate a margin on our fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margin dollars generated by those sales. Metal prices increased on average in each of the last two years and the metal content increased as a percent of sales in both years as well, meaning that the underlying volume growth was less than the growth in the dollar value of sales. The higher metal prices accounted for $29.7 million of the sales increase in 2007 over 2006 and $44.2 million of the sales increase in 2006 over 2005.

The majority of the sales growth in 2007 was generated by sales of ruthenium products for media applications to customers in the data storage market. A large portion of this growth was driven by the market’s conversion to the perpendicular magnetic recording technology, which allows for a significant increase in the amount of data that can be stored on the same sized disk. Our product development efforts in recent years have allowed us to capture a share of this growing market. However, the aforementioned quality issue and the change in specifications slowed the rate of growth of our sales to this market, particularly in the second half of 2007.

The sales growth in each of the last two years was also due to higher sales of vapor deposition targets. Sales of targets, wire and other products into the wireless and photonic sectors improved in 2007 and 2006 over the respective prior years while demand from other sectors of the microelectronics market softened in 2007. Demand for giant magnetic resistance film applications remained strong during the last two years as well.

In the first quarter 2006, we acquired CERAC, incorporated, a manufacturer of physical vapor deposition materials that serves a variety of industries. This acquisition followed two smaller ones in 2005. In the second quarter 2005, we acquired OMC Scientific Limited (OMC), which provides physical vapor deposition material cleaning and reconditioning services to customers in Europe. In the fourth quarter 2005, we acquired Thin Film Technology, Inc. (TFT), which manufactures precision optical coatings, thin film circuits and coatings and other products. These acquisitions serve to expand our capabilities and add further breadth to the existing product offerings. Prior to the acquisitions, we had a supplier or customer relationship with each of these businesses. The three acquired businesses accounted for approximately 22 percentage points of Advanced Material Technologies and Services’ sales growth in 2006 and 5 percentage points of the 2007 sales growth.

A portion of the sales growth for this segment in each of the last two years is due to new product development and geographic expansion of the business. The technologies from the three acquisitions are being used in conjunction with the existing technologies and market development staff to develop new applications in a variety of markets. We opened a new facility in the Czech Republic in 2007 that provides shield kit cleaning and target bonding services. We also are in the process of constructing a new facility in China that initially will produce specialty inorganic materials and will offer an additional marketing base to augment our offices in Singapore, Taiwan and Korea.

Gross margins generated by Advanced Material Technologies and Services totaled $100.7 million (19% of sales) in 2007, $65.8 million (19% of sales) in 2006 and $41.6 million (20% of sales) in 2005. The higher metal prices and content in sales without a commensurate flow through to margins has the effect of lowering the margin as a percent of sales in both 2007 and 2006.

Gross margin grew $34.9 million in 2007 over 2006. The previously discussed $22.9 million benefit from the sale of the low cost ruthenium inventory at higher market prices, the $4.5 million lower of cost or market charges and the $5.7 million quality charge flowed through the gross margin of the Advanced Material Technologies and Services segment. The remaining $22.2 million improvement in the gross margin in 2007 over 2006 was primarily due to the benefits of the higher sales volumes partially offset by a $2.9 million increase in manufacturing overhead. The change in product mix effect was slightly favorable as well.

The higher sales volumes generated approximately $31.3 million in additional margins in 2006 over 2005, while the change in product mix had an immaterial impact on the segment’s gross margin in 2006. Manufacturing overhead costs increased $6.4 million in 2006 mainly as a result of the acquisitions.

SG&A, R&D and other-net expenses from Advanced Material Technologies and Services were $41.3 million in 2007, $35.3 million in 2006 and $21.2 million in 2005. Expenses were 8% of sales in 2007, 10% of sales in 2006 and 10% of sales in 2005. Expenses incurred at the Brewster and Buffalo, New York facilities increased in each of the last two years in order to support the growth in the business and to further develop new applications and markets. International expenses increased $1.7 million in 2007 over 2006 as a result of increased activity and in order to support the growth in sales overseas, including the creation of new overseas operations. Incentive compensation expense was $0.8 million higher in 2007 than 2006 and $1.8 million higher in 2006 than 2005 due to the growth in profitability relative to the incentive plan targets. Metal financing fees were unchanged in 2007 as compared to 2006 after growing $0.7 million in 2006 over 2005 due to a combination of higher metal prices and an increased quantity of metal on hand. The incremental expense incurred by the three acquisitions totaled $4.9 million in 2006 as compared to 2005, while the amortization expense, primarily on intangible assets from these acquisitions, was $0.1 million higher in 2007 than 2006 and $0.8 million higher in 2006 than 2005. Domestic administrative costs also increased in 2007 and 2006 over the respective prior year in order to support the larger organization.

Operating profit from Advanced Material Technologies and Services improved $28.9 million, growing from $30.5 million in 2006 to $59.4 million in 2007. The operating profit in 2006 was an improvement of $10.1 million over the operating profit of $20.4 million in 2005. Operating profit was 11% of sales in 2007, 9% in 2006 and 10% in 2005.

Specialty Engineered Alloys

(Millions)	2007	2006	2005

Net sales	$290.0	$275.6	$213.8
Operating profit (loss)	7.6	7.9	(5.4)

Specialty Engineered Alloys manufactures and sells three main product families:

Strip products, the larger of the product families, include thin gauge precision strip and thin diameter rod and wire. These copper and nickel beryllium alloys provide a combination of high conductivity, high reliability and formability for use as connectors, contacts, switches, relays and shielding. Major markets for strip products include telecommunications and computer, automotive electronics, appliance and medical;

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment. External sales of hydroxide from the Utah operations were less than 3% of Specialty Engineered Alloys’ total sales in each of the three most recent years.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales from Specialty Engineered Alloys were $290.0 million in 2007, which was $14.4 million, or 5%, greater than sales of $275.6 million in 2006. Sales in 2006 were 29% higher than sales of $213.8 million in 2005. Sales of bulk products increased in 2007 while strip product sales declined. In 2006, sales of both strip and bulk products were higher than in 2005. The change in total volumes shipped between years was less than the growth in sales value due to the impact of the higher metal prices and the pass-through effect on sales in both 2007 and 2006 as compared to the respective prior year.

Strip product shipment volumes declined 11% in 2007 after growing 6% in 2006. Shipments of both the higher beryllium-containing and lower beryllium-containing strip products were down in 2007. Demand from the telecommunications and computer market for these products, including hand set applications, softened in 2007. Demand from the automotive market was relatively flat. Shipments of the higher beryllium-containing alloys had grown in 2006 over 2005 while shipments of the lower beryllium-containing alloys declined. Volumes of thin diameter rod and wire products increased in each of the last two years.

Bulk product shipment volumes grew 3% in 2007 over 2006 and 16% in 2006 over 2005. Demand from the aerospace market continued to be strong in 2007 after growing significantly in 2006. Sales of bulk products into this market in 2007 were approximately twice the sales level in 2005. Sales into the industrial components market also increased in each of the last two years. The higher energy prices have helped spur demand for our products from the oil and gas sector of this market while the continued development of applications utilizing non-beryllium-containing alloys in the heavy equipment sector have contributed to the growth as well. The plastic tooling sector of the industrial components market remained weak in 2007.

Sales of new products contributed to the growth in Specialty Engineered Alloy sales, including products for undersea telecommunications and homeland security.

Specialty Engineered Alloys generated a gross margin of $58.2 million in 2007 compared to $65.9 million in 2006. The gross margin in 2006 was an increase of $22.8 million over the gross margin of $43.1 million in 2005. Gross margin was 20% of sales in 2007, 24% of sales in 2006 and 20% of sales in 2005.

The reduced gross margin in 2007 was caused partially by the lower sales volumes as a large portion of the sales increase was due to the pass-through of higher metal prices that did not generate any additional margin. In addition, production volumes were lower than the sales volumes as inventory levels were reduced in 2007, which has an adverse effect on cost of sales.

The cost of raw materials used by Specialty Engineered Alloys increased significantly in 2007 and 2006. The average price of copper in 2007 was approximately twice the price in 2005, while nickel prices in 2007 were more than double the prices from two years ago. In the second half of 2006, we increased the proportion of sales subject to a metal price pass-through and the improved pricing helped to offset these higher costs. However, the full year margin benefit of the improved pricing in 2007 was more than offset by yield and performance and other manufacturing issues, primarily at the Elmore facility, an unfavorable change in product mix and other factors.

The higher sales volume in 2006 generated an estimated $18.2 million of margin over 2005 while the change in product mix also improved margins in 2006, primarily due to the growth in higher beryllium-containing strip and thin diameter rod and wire sales. An improvement in manufacturing yields also contributed to the margin growth in 2006. The higher copper cost that could not be passed through to customers reduced margins by an estimated $1.8 million in 2006 as compared to 2005.

Total SG&A, R&D and net-other expenses were $50.7 million in 2007, a decline of $7.2 million from the $57.9 million expense in 2006. Expenses in 2006 were $9.5 million higher than in 2005. Incentive compensation expenses were $3.7 million lower in 2007 than 2006 after increasing $5.5 million in 2006 over 2005. One-time costs associated with the closure of the New Jersey service center added $1.1 million to SG&A expenses in 2006. Corporate charges were also lower in 2007 than 2006 after increasing in 2006 over 2005.

Operating profit from Specialty Engineered Alloys was $7.6 million in 2007, a decline of $0.3 million from the profit of $7.9 million in 2006. In 2005, Specialty Engineered Alloys recorded an operating loss of $5.4 million.

Beryllium and Beryllium Composites

(Millions)	2007	2006	2005

Net sales	$60.5	$57.6	$53.1
Operating profit	7.8	7.4	9.8

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. This segment also manufactures beryllia ceramics through our wholly owned subsidiary Brush Ceramic Products in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and automotive electronics.

Sales from Beryllium and Beryllium Composites during the 2005 to 2007 timeframe included shipments under two distinct, non-repeating programs — the James Webb Space Telescope (JWST) for NASA and the Joint European Torus (JET), a nuclear fusion reactor. A summary of the segment sales for these two projects and all other customers is as follows:

(Millions)	2007	2006	2005

JWST	$0.8	$2.8	$12.1
JET	2.3	5.9	—
All other	57.4	48.9	41.0

Total net sales	$60.5	$57.6	$53.1

Both the JWST and JET projects were substantially complete as of December 31, 2007 and we do not anticipate significant sales for either project in 2008.

While total Beryllium and Beryllium Composites sales grew 5% in 2007 and 9% in 2006 over the respective prior year, sales to all customers excluding the JWST and JET grew 17% in 2007 and 19% in 2006. This growth was primarily due to increased demand from the defense market. Sales for defense platforms, mainly aerospace and missile systems, improved in the second half of 2006 and remained strong throughout 2007 after slowing down in 2005 and early 2006 due to government budget revisions that had diverted funds away from these types of applications. Sales for medical and industrial x-ray applications from the Fremont facility increased each of the last two years. Sales of new products, including applications using near net shape technologies also contributed to the sales growth in 2007. Sales of ceramics declined in 2007 compared to 2006 and were approximately equal to the sales in 2005.

The gross margin on sales of Beryllium and Beryllium Composites was $20.1 million (33% of sales) in 2007, $18.7 million (32% of sales) in 2006 and $19.0 million (36% of sales) in 2005. The margin growth in 2007 was due to the incremental margin generated by the higher sales volumes partially offset by an unfavorable change in the product mix. This mix shift was a combination of the declining volumes of the JET and JWST programs and the increased sales for the new applications that tend to carry lower margins. An unfavorable product mix shift in 2006 more than offset the margin benefit from the increased sales in that year compared to 2005.

SG&A, R&D and other net expenses were $12.2 million in 2007 (20% of sales) in 2007, $11.3 million (20% of sales) in 2006 and $9.1 million (17% of sales) in 2005. The growth in SG&A expenses in 2007 was partially due to additional costs to support the sales growth. Expenses also increased in 2007 and 2006 due to implementing a program to invest in people and processes that is designed to improve the timing, coordination and efficiency of the entire order fulfillment process, from application design to order placement to shipment and billing. Incentive compensation costs were unchanged between 2007 and 2006 but were higher in 2006 than 2005. Legal costs were also higher in 2006 than 2005.

Operating profit from Beryllium and Beryllium Composites was $7.8 million in 2007, an improvement of $0.4 million over profit of $7.4 million in 2006. In 2005, this segment earned a profit of $9.8 million. The growth in profitability in 2007 was generated by the higher margin earned on the increased sales offset in part by higher expenses. The decline in profitability in 2006 from 2005 was primarily due to the margin impact caused by the mix shift, mainly the lower JWST sales. Profit as a percent of sales was 13% in both 2007 and 2006 and 19% in 2005.

Engineered Material Systems

(Millions)	2007	2006	2005

Net sales	$70.9	$68.7	$50.0
Operating profit	4.7	2.7	0.7

Engineered Material Systems include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors. The largest markets for Engineered Material Systems are automotive electronics, telecommunications and computer electronics and data storage, while the energy and defense and medical electronic markets offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Engineered Material Systems’ sales of $70.9 million improved $2.2 million, or 3%, over sales of $68.7 million in 2006, while sales in 2006 improved $18.7 million, or 38%, over sales of $50.0 million in 2005.

The sales growth in each of the last two years was largely due to new products. Sales of materials for disk drive arm applications in computer equipment, in particular, have been a significant contributor to the sales growth. Sales of these and other new products, including fuses and switches, and sales for new applications in the energy and medical markets helped to offset softness in portions of Engineered Material Systems’ traditional markets and applications.

The domestic automotive electronics market demand, which had improved in 2006 over 2005, began to weaken in the fourth quarter 2006 and remained weak until late in the third quarter 2007 when the order entry rate began to strengthen. We also continued our efforts to develop programs and implement marketing strategies overseas in order to capture transplant automotive business and further develop other applications in the Asian market.

Gross margin on Engineered Material Systems’ sales in 2007 was $13.0 million, a 14% improvement over the gross margin of $11.3 million in 2006, while the 2006 gross margin was an improvement of $4.7 million (or 71%) over 2005. As a percent of sales, gross margin improved in each of the last two years, growing from 13% in 2005 to 17% in 2006 and 18% in 2007.

The major cause for the improvement in gross margin in both years was the increase in sales. Yields and other manufacturing efficiencies improved in 2007, particularly in the fourth quarter. A portion of this improvement was due to recent capital investments. Improved yields on the manufacturing of disk drive arms beginning early in 2006 contributed to the margin gains in 2006 over 2005. The change in product mix effect was favorable in both years as well. Manufacturing overhead costs were relatively unchanged in 2007 compared to 2006 after increasing $1.9 million in 2006 due to higher manpower and utility costs.

SG&A, R&D and other-net expenses from Engineered Material Systems were $0.3 million lower in 2007 than in 2006 while these expenses were $2.6 million higher in 2006 than in 2005. Legal and administrative costs were lower in 2007 than in 2006. In 2006, these costs were higher due to efforts to develop a joint venture in China; we decided not to pursue this effort any further early in the first quarter 2007. Incentive compensation costs were higher in 2007 than 2006 but this increase was largely offset by lower corporate charges. Incentive compensation accounted for approximately $1.0 million of the increased expense in 2006 while cost allocations from the corporate office were $0.5 million higher. The balance of the higher expense in 2006 was due to increased costs to support the higher level of sales, additional marketing costs and the aforementioned legal and administrative costs for the China joint venture.

Operating profit generated by Engineered Material Systems was $4.7 million (7% of sales) in 2007, $2.7 million (4% of sales) in 2006 and $0.7 million (1% of sales) in 2005.

International Sales and Operations

We operate in worldwide markets and our international customer base continues to expand due to the development of various foreign nations’ economies and the relocation of U.S. businesses overseas. Our international operations are designed to provide a cost-effective method of capturing the growing overseas demand for our products.

Advanced Material Technologies and Services has operations in Singapore, Taiwan, the Philippines and Ireland. In 2007, Advanced Material Technologies and Services constructed new facilities in China and the Czech Republic.

Brush International has service centers in Germany, England, Japan and Singapore that primarily focus on the distribution of Specialty Engineered Alloys while also providing additional local support to portions of our other businesses.

We also have branch sales offices and other operations in various countries, including China, Japan, Korea and Taiwan, and we utilize an established network of independent distributors and agents throughout the world.

Total international sales, including sales from international operations as well as direct exports from the U.S., were as follows:

(Millions)	2007	2006	2005

From international operations	$241.4	$178.3	$132.8
Exports from U.S. operations	171.6	85.1	46.3

Total international sales	$413.0	$263.4	$179.1
Percent of total net sales	43%	35%	33%

The international sales presented in the above table are included in individual segment sales figures previously discussed. The majority of international sales are to the Pacific Rim, Europe and Canada.

The increase in international sales in both 2007 and 2006 was primarily in Asia, although sales to Europe grew both years as well. Asian sales grew 73% in 2007 over 2006 and 51% in 2006 over 2005. A large portion of the Asian sales growth was due to increased sales to the data storage market. It also resulted from additional penetration of other markets and the relocation of U.S. production to overseas locations.

Data storage, telecommunications and computer and automotive electronics are the largest international markets for our products. The appliance market for Specialty Engineered Alloys is a more significant market, primarily in Europe, than it is domestically while government and defense applications are not as prevalent overseas as they are in the U.S. Our market share is smaller in the overseas markets than it is domestically and, given the macro-economic growth potential for the international economies, including the continued transfer of U.S. business to overseas locations, the international markets may present greater long-term growth opportunities. We believe that a large portion of the long-term international growth will come from Asia and we continue to expand our marketing presence, distributor arrangements and customer relationships there.

Sales from the European and certain Asian operations are denominated in the local currency. Exports from the U.S. and the balance of the sales from the Asian operations are denominated in U.S. dollars. In 2007, the dollar weakened on average against the currencies in which we sell and the currency effect on the translation of foreign currency sales was a favorable $4.1 million as compared to 2006. In 2006, the dollar strengthened on average and the currency translation effect on sales was an unfavorable $1.3 million as compared to 2005. Local competition limits our ability to adjust selling prices upwards to compensate for short-term unfavorable exchange rate movements. We have a hedge program with the objective of minimizing the impact of fluctuating currency values on our reported results.

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

The following table summarizes the associated activity with beryllium cases.

	December 31,
	2007	2006	2005

Total cases pending	9	13	13
Total plaintiffs (including spouses)	31	54	54
Number of claims (plaintiffs) filed during period ended	0(0)	2(3)	5(7)
Number of claims (plaintiffs) settled during period ended	1(1)	1(2)	1(1)
Aggregate cost of settlements during period ended (dollars in thousands)	$100	$20	$2
Number of claims (plaintiffs) otherwise dismissed	3(22)	1(1)	3(8)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of December 31, 2007, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

	December 31,
(Millions)	2007	2006

Asset (liability)
Reserve for litigation	$(1.3)	$(2.1)
Insurance recoverable	1.0	2.0

Both the reserve and the recoverable declined in 2007 as a result of changes in outstanding cases. The recoverable account, which represents amounts due on outstanding as well as previously paid claims, also declined as a result of the legal settlement with our insurers in the fourth quarter 2007.

Regulatory Matters.  Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. The development, proposal or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

FINANCIAL POSITION

Working Capital

Cash flow from operations totaled $54.4 million in 2007 compared to $38.8 million in 2006. Cash flow from operations strengthened in the second half of 2007, totaling $42.9 million for the six month period. The cash balance was $31.7 million at December 31, 2007, an increase of $16.1 million from the balance of $15.6 million at December 31, 2006 as the cash flow from operations coupled with the proceeds from the exercise of stock options were more than enough to fund capital expenditures and reduce debt.

Accounts receivable totaled $97.4 million at year-end 2007 and was $10.9 million, or 13% higher than the receivable balance of $86.5 million at year-end 2006. The growth in receivables was due to the higher sales volumes in the fourth quarter 2007 as compared to the fourth quarter 2006. Receivables grew at a slightly slower pace than sales due to an improvement in the average collection period. The year-end days sales outstanding (DSO), a measure of how quickly receivables are collected, after adjusting for the unearned revenue effect, improved by approximately one day from year-end 2006. Accounts receivable grew $16.6 million in 2006 over the prior year-end as a result of higher sales volumes net of an improved DSO in that period. Accounts written off to bad debt expense remained relatively minor in 2007 and 2006.

Inventories of $165.2 million at December 31, 2007 were $13.2 million, or 9% higher than inventories of $152.0 million at December 31, 2006. Despite the growth in the inventory balance, inventory turns, a measure of how efficiently inventory is utilized, improved in 2007. The majority of the growth in inventories was in Advanced Material Technologies and Services. This segment maintains the majority of its precious metals on off-balance sheet arrangements. However, a significant portion of its sales growth in both 2007 and 2006 was in products that use other metals that are owned and not held on consignment, including ruthenium. Inventories of these materials increased in both 2007 and 2006 in order to support the growth in those sales.

Inventories grew $47.9 million (or 46%) in 2006 and turns declined slightly. In addition to the increase in Advanced Material Technologies and Services’ inventory, Specialty Engineered Alloys’ inventory level increased as of December 31, 2006 in part to support the higher anticipated sales volume in the first quarter 2007.

The higher cost of certain metals, including copper, nickel, gold and other precious metals, increased the value of the inventory on a first-in, first-out (FIFO) basis in each of the last two years; however, this impact was partially offset by the use of the last-in, first-out (LIFO) valuation method for these metals, limiting the impact on the increase in inventory value on the balance sheet. The FIFO inventory value, LIFO reserve and LIFO inventory value of inventory as of year-end 2007, 2006 and 2005 and the annual change in those balances were as follows:

	December 31,			Annual Change
(Millions)	2007	2006	2005	2007	2006

FIFO Inventory	$241.7	$217.8	$143.1	$23.9	$74.7
LIFO Reserve	76.5	65.8	39.0	10.7	26.8

LIFO Inventory	$165.2	$152.0	$104.1	$13.2	$47.9

In 2007, approximately $8.2 million of the $23.9 million increase in the FIFO value was due to higher metal prices that, in turn, was offset by an increase in the LIFO reserve. In 2006, approximately $24.0 million of the increase in the FIFO value was due to higher metal prices that were offset by the LIFO reserve increase.

Prepaid expenses, including insurance, property taxes, rent and other items, totaled $17.7 million as of December 31, 2007 and were $3.7 million higher than the $14.0 million balance as of December 31, 2006. The prepaid expense balance declined $0.4 million in 2006 from the year-end 2005 balance. Prepaid expenses also include the short-term fair value of derivative instruments that are in a gain position. Fair values of derivatives included in prepaid expenses were $0.1 million in 2007, $0.6 million in 2006 and $3.4 million in 2005.

Other assets totaled $11.8 million at year-end 2007 compared to $13.6 million at year-end 2006. This decline was primarily due to the amortization of intangible assets totaling $1.6 million. The insurance recoverable account was also reduced as a result of the legal settlement in the fourth quarter and other changes to the individual outstanding cases during the year. Other assets increased $5.3 million during 2006 primarily due to the net change in the value of intangible assets. During 2006, we acquired $6.8 million of intangible assets, the majority of which were part of the purchase of CERAC, while the amortization of intangible assets totaled $1.5 million.

Accounts payable of $27.1 million as of December 31, 2007 was a $3.6 million decrease over the prior year-end balance of $30.7 million while the 2006 balance was $9.9 million higher than 2005 year-end. The change in balances between years was primarily due to the timing of payments.

Accrued salaries and wages grew $2.1 million in 2007 over 2006 after growing $19.7 million in 2006 over year-end 2005. The changes in the accrued salaries and wages balance in both years were due to changes in the incentive compensation accruals, manpower levels and other related factors.

Unearned revenue, which is a liability representing billings to customers in advance of the shipment of product, was $2.6 million as of year-end 2007 and $0.3 million as of year-end 2006.

Other long-term liabilities were $11.6 million at year-end 2007, unchanged from the prior year-end. Long-term unearned income increased $3.5 million in 2007 for reimbursements under a government funded capital expenditure program. See Critical Accounting Policies. This increase was offset by reductions in the long-term management incentive plan accrual, due to a portion of the accrual becoming a current liability, and the legal reserve. The legal reserve declined in 2007 as a result of cases being dismissed and the payment of $0.1 million for settlements. Other long-term liabilities grew $3.4 million during 2006 largely due to higher accruals under long-term management incentive plans offset in part by a decrease in the fair value of the outstanding interest rate swap derivative. Legal settlements paid in 2006 were less than $0.1 million.

Depreciation and Amortization

Depreciation, amortization and depletion was $23.9 million in 2007, $24.6 million in 2006 and $21.7 million in 2005. The $2.9 million increase in expense in 2006 was due in part to the impact of the three acquisitions.

Capital Expenditures

Capital expenditures for property, plant and equipment and mine development totaled $33.6 million in 2007, $15.5 million in 2006 and $13.8 million in 2005. Capital spending exceeded the level of depreciation in 2007 for the first time since 2001 as we increased the level of capital investment in order to meet our customers’ growing demand, expand our operations, improve efficiencies and upgrade older equipment.

Spending within Advanced Material Technologies and Services totaled $10.3 million in 2007 and included the expansion of the Brewster, New York facility to accommodate the growth in the production of targets for media applications and the expansion of the Wheatfield, New York facility. We also constructed a small facility in the Czech Republic while another facility was partially completed in China. Capital spending within this segment totaled $6.3 million in 2006.

Capital spending by Specialty Engineered Alloys was $12.5 million in 2007 and $4.5 million in 2006. The spending in 2007 included mine development costs of $7.1 million; we anticipate that we will begin producing ore from the new pit in 2008. The balance of the spending in 2007 and the majority of the spending in 2006 was on small infrastructure projects, equipment upgrades and discreet pieces of equipment. The 2006 spending included purchases of mining equipment in Utah in anticipation of increased mining activity in 2007.

Engineered Material Systems’ capital spending totaled $3.0 million in 2007 and $1.8 million in 2006. In 2007, we began installing new equipment and rearranging the existing equipment in order to create a new efficient high technology work center at the Lincoln, Rhode Island facility.

Included in the capital expenditure total for 2007 is $3.5 million that was part of a $9.0 million award received under the U.S. Department of Defense’s (DOD) Defense Production Act, Title III program for the design of a new facility for the production of primary beryllium, the feedstock material used to manufacture beryllium metal products. Reimbursements from the DOD for these capital expenditures are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheet. It is anticipated that the design phase of this project will be completed in 2008. The design phase will determine the total cost of the facility, which we currently estimate will be between $70.0 and $90.0 million. A portion of the total cost of the facility, which we will own, will be borne by us. We anticipate that construction will begin in 2008 and will take two to three years to complete. Additional Title III approval is still required. Since 2000, all of our metallic beryllium requirements have been supplied from materials purchased from the National Defense Stockpile and international vendors. Successful completion of this project will allow for the creation of the only domestic facility capable of producing primary beryllium.

In addition to the above capital expenditure total, we acquired the stock of CERAC in the first quarter 2006 for $25.7 million, net of cash received.

While certain pieces of equipment may have been capacity-constrained or operated near their capacity, in general, we had sufficient production capacity to meet the level of demand throughout 2007.

Retirement and Post-employment Benefits

The liability for the domestic defined benefit pension plan is included in retirement and post-employment obligations on the Consolidated Balance Sheet and is calculated in accordance with Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106 and 132(R)” which we adopted in the fourth quarter 2006.

The projected benefit obligation for this plan was $124.2 million at year-end 2007, an increase of $0.4 million from year-end 2006. The market value of the plan assets, however, increased $4.6 million in 2007, from $102.6 million in 2006 to $107.2 million in 2007 as a result of investment returns and a plan contribution net of benefits and expenses paid. The plan was 86% funded as of December 31, 2007.

The domestic pension liability on the Consolidated Balance Sheets totaled $17.0 million as of December 31, 2007 and $21.0 million as of December 31, 2006. In the fourth quarter 2007, we reduced the minimum pension liability and recorded a pre-tax benefit to other comprehensive income (OCI), a component of shareholders’ equity, of $4.0 million as a result of the plan performance and changes in plan assumptions. In the fourth quarter of 2006, we recorded a pre-tax benefit to OCI of $9.3 million as a result of those factors in that year plus the impact of adopting Statement No. 158.

Brush International’s subsidiary in Germany has an unfunded retirement plan for its employees while its subsidiary in England has a funded retirement plan. See Note I to the Consolidated Financial Statements for additional details.

A portion of our retirees and current employees are eligible to participate in a retiree medical benefit plan. The liability for this plan, which is unfunded, was $34.2 million at December 31, 2007 and $31.4 million at December 31, 2006. The plan expense was $2.2 million in 2007 and 2006. In the fourth quarter 2007, the liability was increased and a pre-tax charge of $3.1 million was recorded against OCI. In 2006, the liability was reduced and a pre-tax benefit of $2.2 million was recorded against OCI as a result of the adoption of Statement No. 158 and other factors.

Shareholders’ Equity

Shareholders’ equity totaled $353.7 million at December 31, 2007, an increase of $62.7 million over equity of $291.0 million at December 31, 2006. Equity increased $79.6 million in 2006. The main cause for the increase in both years was comprehensive income, which totaled $52.0 million in 2007 and $58.7 million in 2006. See Note L to the Consolidated Financial Statements. We received $5.0 million for the exercise of approximately 296,000 stock options in 2007 compared to $13.6 million for the exercise of approximately 841,000 stock options in 2006. Equity was also affected by the tax benefits on the exercise of options and other factors in both years.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 provides guidance on the financial statement recognition, measurement, treatment and disclosure of a tax position taken or expected to be taken on a tax return as well as the associated interest and penalties. As a result of adopting FIN 48, we increased our accrued income tax payable by $1.4 million with the offset recorded as a charge against retained earnings as of January 1, 2007. Prior year results were not restated for the adoption of FIN 48. Charges to the income statement in 2007 as a result of FIN 48 were immaterial.

Debt and Off-balance Sheet Obligations

In the fourth quarter 2007, we negotiated a new $240.0 million revolving credit agreement replacing the prior $125.0 million revolving credit agreement. The new agreement matures in the fourth quarter 2012 and is comprised of sub-facilities for revolving loans, swing line loans, letters of credit and foreign currency denominated borrowings. The agreement also provides for an uncommitted incremental facility whereby, under certain circumstances, we may be able to borrow an additional $50.0 million. The covenants and other terms in the new agreement are less restrictive than the prior agreement and the borrowing costs are lower.

Outstanding debt totaled $35.5 million as of December 31, 2007, a decrease of $13.5 million from the $49.0 million balance at the prior year-end. Short-term debt of $24.9 million declined $3.2 million during 2007 and included $19.8 million of gold-denominated debt and $5.1 million of foreign currency denominated debt designed as hedges against assets similarly denominated. The gold-denominated loan’s value increased due to the higher price of gold at year-end 2007. Long-term debt stood at $10.6 million as of year-end 2007 with $0.6 million classified as currently payable. Long-term debt declined $10.3 million during 2007 as a result of the pay down of borrowings under the revolving credit agreement and the pay-off of the $0.8 million Utah variable rate promissory note. We were in compliance with our debt covenants as of December 31, 2007.

Total debt declined $8.2 million in 2006, despite borrowing $26.2 million to purchase CERAC in January 2006. Short-term debt totaled $28.1 million as of December 31, 2006 and included $15.0 million of gold-denominated debt and $5.2 million of foreign currency denominated debt. Short-term borrowings under the revolving credit agreement totaled $7.9 million. Total short-term debt increased $4.4 million during 2006. Long-term debt of $20.9 million declined $12.6 million during 2006 and included borrowings under the revolving credit agreement and three other variable rate instruments.

We maintain the majority of our precious metal inventories on a consignment basis in order to reduce our metal price exposure. See the Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. In 2007, we renegotiated our metal financing lines and increased the available capacity under these lines by $96.0 million. The notional value of the off-balance sheet inventory was $71.2 million at December 31, 2007 compared to $62.2 million at December 31, 2006. This increase in value was due to higher metal prices as of year-end 2007 than at year-end 2006, offset in part by lower quantities on hand.

Contractual Obligations

A summary of payments to be made under long-term debt agreements and operating leases, pension plan contributions and material purchase commitments by year is as follows:

						There-
(Millions)	2008	2009	2010	2011	2012	after	Total

Long-term debt	$0.6	$0.6	$—	$—	$1.1	$8.3	$10.6
Non-cancelable lease payments	5.6	5.2	4.8	4.4	1.9	12.8	34.7
Pension plan contributions	4.5	—	—	—	—	—	4.5
Purchase commitments	10.9	—	—	—	—	—	10.9

Total	$21.6	$5.8	$4.8	$4.4	$3.0	$21.1	$60.7

We anticipate that a new debt agreement will be negotiated prior to the maturation of the current revolving credit agreement in 2012. Outstanding borrowings under the revolving credit agreement totaled $1.1 million as of December 31, 2007. See Note F to the Consolidated Financial Statements for additional debt information. The lease payments represent payments under non-cancelable leases with initial lease terms in excess of one year as of December 31, 2007. See Note G to the Consolidated Financial Statements for further leasing details.

The pension plan contribution in the above table refers to the domestic defined benefit plan. Contributions to the plan are based upon the plan’s funded ratio, which is affected by actuarial assumptions, plan performance, amendments and other factors. Therefore, it is not practical to estimate contributions to the plan beyond one year. However, we anticipate that additional contributions will be required in years subsequent to 2008 in order to comply with government funding requirements. The amount shown in the table represents our best estimate of the 2008 contribution as of early in 2008.

The purchase commitments include $3.2 million for capital equipment to be acquired in 2008 and $7.7 million for raw materials to be acquired under long-term supply agreements. See Note J to the Consolidated Financial Statements.

Other

We believe that cash flow from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, environmental remediation projects and strategic acquisitions. Cash flow from operations was positive in 2007 and 2006. During 2006 and 2007, debt declined a total of $21.7 million while the cash balance increased $21.1 million despite an increase in the capital spending rate and the completion of a $25.7 million acquisition. The new revolving line of credit has increased our borrowing capacity and provides more flexible covenants and terms. The debt-to-debt-plus-equity ratio, a measure of leverage, improved in each of the last two years. In addition to the $31.7 million cash balance, available borrowings under existing unused lines of credit totaled $217.0 million as of December 31, 2007.

Portions of the cash balances may be invested in high quality, highly liquid investments with maturities of three months or less.

ENVIRONMENTAL

We have an active program of environmental compliance. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $5.2 million at December 31, 2007 and $5.1 million at December 31, 2006. There were no new significant remediation projects identified during either 2007 or 2006. Payments against the reserve totaled $0.1 million in both 2007 and in 2006. See Note J to the Consolidated Financial Statements.

ORE RESERVES

Brush Resources’ reserves of beryllium-bearing bertrandite ore are located in Juab County, Utah. An ongoing drilling program has generally added to proven reserves. Proven reserves are the measured quantities of ore commercially recoverable through the open-pit method. Probable reserves are the estimated quantities of ore known to exist, principally at greater depths, but prospects for commercial recovery are indeterminable. Ore dilution that occurs during mining is approximately seven percent. Approximately 87% of beryllium in ore is recovered in the extraction process. We augment our proven reserves of bertrandite ore through the purchase of imported beryl ore. This ore, which is approximately 4% beryllium, is also processed at Brush Resources’ Utah extraction facility.

We use computer models to estimate ore reserves, which are subject to economic and physical evaluation. Development drilling can also affect the total ore reserves to some degree, although there was no development drilling activity in 2007 or 2006. The requirement that reserves pass an economic test causes open-pit mineable ore to be found in both proven and probable geologic settings. Proven reserves have decreased slightly in each of the last four years while probable reserves have remained unchanged over the same time period. We own approximately 95% of the proven reserves, with the remaining reserves leased. Based upon average production levels in recent years, proven reserves would last in excess of one hundred years. Ore reserves classified as possible are excluded from the following table.

	2007	2006	2005	2004	2003

Proven bertrandite ore reserves at year end (thousands of dry tons)	6,531	6,550	6,601	6,640	6,687
Grade % beryllium	0.266%	0.267%	0.268%	0.268%	0.267%
Probable bertrandite ore reserves at year end (thousands of dry tons)	3,519	3,519	3,519	3,519	3,519
Grade % beryllium	0.232%	0.232%	0.232%	0.232%	0.232%
Bertrandite ore processed (thousands of dry tons, diluted)	52	48	38	39	41
Grade % beryllium, diluted	0.321%	0.352%	0.316%	0.248%	0.224%

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the inherent use of estimates and management’s judgment in establishing those estimates. The following are the most significant accounting policies we use that rely upon management’s judgment.

Accrued Liabilities.  We have various accruals on our balance sheet that are based in part upon management’s judgment, including accruals for litigation, environmental remediation and workers’ compensation costs. We establish accrual balances at the best estimate determined by a review of the available facts and trends by management and independent advisors and specialists as appropriate. Absent a best estimate, the accrual is established at the low end of the estimated reasonable range in accordance with Statement No. 5, “Accounting for Contingencies”. Litigation and environmental accruals are only established for identified and/or asserted claims; future claims, therefore, could give rise to increases to the accruals. The accruals are adjusted as facts and circumstances change. The accruals may also be adjusted for changes in our strategies or regulatory requirements. Since these accruals are estimates, the ultimate resolution may be greater or less than the established accrual balance for a variety of reasons, including court decisions, additional discovery, inflation levels, cost control efforts and resolution of similar cases. Changes to the accruals would then result in an additional charge or credit to income. See Note J to the Consolidated Financial Statements.

Certain legal claims are subject to partial or complete insurance recovery. The accrued liability is recorded at the gross amount of the estimated cost and the insurance recoverable, if any, is recorded as a separate asset and is not netted against the liability. The accrued legal liability includes the estimated indemnity cost only, if any, to resolve the claim through a settlement or court verdict. The legal defense costs are not included in the accrual and are expensed in the period incurred, with the level of expense in a given year affected by the number and types of claims we are actively defending.

The enhanced insurance coverage included in the litigation settlement with our insurers in the fourth quarter 2007 provides for coverage of non-employee claims for beryllium disease made prior to year-end 2022 where any portion of the alleged exposure period is prior to January 1, 2008. This occurrence-based coverage now insures claims from various prior years where we previously had little or sometimes no coverage. The insurance covers defense costs and indemnity payments and is subject to a $1.0 million annual deductible. There was no deductible associated with the prior coverage.

Pensions.  We have a defined benefit pension plan that covers a large portion of our current and former domestic employees. We account for this plan in accordance with Statement No. 158. Under this statement, the carrying values of the associated assets and liabilities are determined on an actuarial basis using numerous actuarial and financial assumptions. Differences between the assumptions and current period actual results may be deferred into the net pension asset or liability value and amortized against future income under established guidelines. The deferral process generally reduces the volatility of the recognized net pension asset or liability and current period income or expense. Unrealized gains or losses are recorded in OCI. The actuaries adjust certain assumptions to reflect changes in demographics and other factors, including mortality rates and employee turnover, as warranted. Management annually reviews other key assumptions, including the expected return on plan assets, the discount rate and the average wage rate increase, against actual results, trends and industry standards and makes adjustments accordingly. These adjustments may then lead to a higher or lower expense in a future period.

Our pension plan investment strategies are governed by a policy adopted by the Retirement Plan Review Committee of the Board of Directors. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, including the short and long-term trends of actual returns, we reduced the expected rate of return on plan asset assumption for our domestic defined benefit pension plan to 8.25% as of December 31, 2007. The rate of return assumption had been 8.50% as of December 31, 2006. We believe that an 8.25% return over the long term is reasonable. Should the assets earn an average return less than 8.25% over time, in all likelihood the future pension expense would increase. Investment earnings in excess of 8.25% would tend to reduce the future expense.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase to the discount rate would reduce the present value of the projected benefit obligation and future pension expense and, conversely, a lower discount rate would raise the benefit obligation and future pension expense. We elected to use a discount rate of 6.50% as of December 31, 2007, an increase from the discount rate of 6.125% as of December 31, 2006.

We anticipate that the net expense from the domestic defined benefit pension plan will be higher in 2008 than 2007 as a result of the actual plan performance and expenses offset in part by a benefit from a higher discount rate.

If the expected rate of return assumption was changed by 25 basis points (0.25%) and all other pension assumptions remained constant, the 2008 projected pension expense would change by approximately $0.3 million. If the December 31, 2007 discount rate were reduced by 25 basis points and all other pension assumptions remained constant, then the 2008 projected pension expense would increase by approximately $0.4 million.

Cash contributions and funding requirements are governed by ERISA and IRS guidelines and not by Statement No. 158. Based upon these guidelines, current assumptions and estimates and our pension plan objectives, we estimate a cash contribution to the domestic plan of approximately $4.5 million will be made in 2008.

The minimum pension liability under Statement No. 158 will be recalculated at the measurement date (December 31 of each year) and any adjustments to this account and other comprehensive income within shareholders’ equity will be recorded at that time accordingly. See Note I to the Consolidated Financial Statements for additional details on our pension and other retirement plans.

LIFO Inventory.  The prices of certain major raw materials that we use, including copper, nickel, gold, silver and other precious metals, fluctuate during a given year. As noted, copper and nickel prices increased significantly in each of the last two years. Gold, silver and platinum prices also increased in 2007 and 2006. Where possible, such changes in costs are generally reflected in selling price adjustments. The prices of labor and other factors of production, including supplies and utilities, generally increase with inflation. Additions to capacity, while more expensive over time, usually result in greater productivity or improved yields. However, market factors, alternative materials and competitive pricing may limit our ability to offset cost increases with higher prices.

We use the last-in, first-out (LIFO) method for costing the majority of our domestic inventories. Under the LIFO method, inflationary cost increases are charged against the current cost of goods sold in order to more closely match the cost with the associated revenue. The carrying value of the inventory is based upon older costs and as a result, the LIFO cost of the inventory on the balance sheet is typically lower than it would be under most alternative costing methods. The LIFO cost may also be lower than the current replacement cost of the inventory. The LIFO inventory value tends to be less volatile during years of fluctuating costs than the value would be using other costing methods. The LIFO impact on the income statement in a given year is dependent upon the inflation rate effect on raw material purchases and manufacturing conversion costs, the level of purchases in a given year and changes in the inventory mix and quantities.

Assuming no change in the quantity or mix of inventory from the December 31, 2007 level, a 1% change in the annual inflation rate would cause a $0.5 million change in the LIFO inventory value.

Deferred Tax Assets.  We record deferred tax assets and liabilities in accordance with Statement No. 109, “Accounting For Income Taxes”. The deferrals are determined based upon the temporary difference between the financial reporting and tax bases of assets and liabilities. We review the expiration dates of the deferrals against projected income levels to determine if the deferral will or can be realized. If it is determined that it is more likely than not that a deferral will not be realized, a valuation allowance would be established for that item. Certain deferrals, including the alternative minimum tax credit, do not have an expiration date. See Note P to the Consolidated Financial Statements for additional deferred tax details.

In addition to reviewing the deferred tax assets against their expiration dates, we evaluated our deferred tax assets for impairment and, due to the operating losses in 2001 and 2002 we recorded a valuation allowance in December 2002. The valuation allowance was adjusted in each subsequent year, with amounts being charged or credited to income, including the use of net operating loss carryforwards, or OCI as appropriate. Based upon current and projected earnings and analyses of our deferred tax assets in the fourth quarter 2005 and 2006 that indicated it was more likely than not that we would utilize substantially all of our deferred tax assets, we reversed out substantially all of the valuation allowance in those two years with only an immaterial amount associated with one of our international operations remaining on the balance sheet as of December 31, 2007.

The reversal of the valuation allowance in 2005 and 2006 resulted in a tax benefit rather than a tax expense being recorded against income before income taxes in each of those years. Tax expense was recorded in 2007 at the effective tax rate without a net adjustment for any material movement in a valuation allowance.

Unearned revenue.  Billings under long-term sales contracts in advance of the shipment of the goods are recorded as unearned revenue, which is a liability on the balance sheet. Revenue and the related cost of sales and gross margin are only recognized for these transactions when the goods are shipped, title passes to the customer and all other revenue recognition criteria are met. The unearned revenue liability is reversed when the revenue is recognized. The related inventory also remains on our balance sheet until these criteria are met. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to help finance the underlying inventory.

Long-term unearned income.  Expenditures for capital equipment to be reimbursed under government contracts are recorded in construction in process. Reimbursements for those expenditures are recorded in unearned income, a liability on the balance sheet. The total cost of the assets to be constructed may include costs reimbursed by the government as well as costs borne by us. When the assets are placed in service and capitalized, this total cost will be depreciated over the useful life of the assets. The unearned income liability will be reduced and credited to income ratably with the annual depreciation expense. This benefit in effect reduces the net expense charged to the income statement to an amount equal to the depreciation on the portion of the cost of the assets borne by us.

Capital expenditures subject to reimbursement from the government under the current Title III project and the related unearned income balance totaled $3.5 million as of December 31, 2007. This total could rise to between $70.0 and $90.0 million over the next two to three years depending upon the actual cost of the facility to be constructed, government approval of the project funding, the timing of the construction of the facility and the portion of the cost to be retained by us.

Through December 31, 2007, we also incurred $4.0 million of costs for expense items under the current government contract that could not be capitalized into the cost of the assets to be constructed, including expenses for development of a business plan and related activities. These costs were charged to a prepaid expense on the balance sheet, which was subsequently reduced for the reimbursement from the government.

Derivatives.  We may use derivative financial instruments to hedge our foreign currency, commodity price and interest rate exposures. We apply hedge accounting when an effective hedge relationship can be documented and maintained. If a hedge is deemed effective, changes in its fair value are recorded in OCI until the underlying hedged item matures. If a hedge does not qualify as effective, changes in its fair value are recorded against income in the current period. We secure derivatives with the intention of hedging existing or forecasted transactions only and do not engage in speculative trading or holding derivatives for investment purposes. Our annual budget, quarterly forecasts and other analyses serve as the basis for determining forecasted transactions. The use of derivatives is governed by policies approved by the Board of Directors. The level of derivatives outstanding may be limited by the availability of credit from financial institutions.

During 2006, changes in the pricing of our copper-based products resulted in a reduction of the previously estimated copper price exposure, reducing the need to hedge the exposure with derivative contracts. Therefore, we terminated contracts in 2006 that were initially scheduled to mature in 2007. The deferred gain in OCI on these contracts and other contracts that matured in the second half of 2006 totaled $5.7 million as of December 31, 2006. Gains totaling $5.5 million were amortized to cost of sales in 2007 in accordance with the original maturity schedules in the contracts. Only $0.2 million of deferred gains remained in OCI as of December 31, 2007, which will be amortized in 2008.

OUTLOOK

We enter 2008 with mixed economic signals. Various economists are indicating that the U.S. economy may be heading towards a recession as there are concerns over the high energy and raw material costs, the uncertainties in the banking industry caused by the sub-prime loan defaults and other factors. However, portions of the Asian economy, in general, continue to perform well.

Some of our markets, however, continue to be strong in early 2008, including portions of the telecommunications and computer, oil and gas, defense, medical and heavy equipment markets. The data storage market also continues to grow at a fast pace due to changes in technology. While our sales to this market grew significantly in 2007, that growth was less than the growth in the potential applications for our materials in this market. Our product development efforts have also enabled us to expand our sales beyond our traditional applications and markets while our marketing investments have allowed our sales in Asia to grow significantly over the last two years. We believe that the Asian markets will continue to offer growth opportunities for our products.

Early in the first quarter 2008, we acquired the operating assets of Techni-Met, Inc. for $87.4 million in cash. Techni-Met, at its operations in Connecticut, produces precision precious metal coated polymeric films that are sold into the medical market for diabetes testing strips and other applications. Techni-Met sources its precious metal requirements from our Advanced Material Technologies and Services segment and has complementary technologies to our existing operations. Immediately after the acquisition, we sold the precious metal content of Techni-Met’s inventory for its fair value of $24.3 million in cash to a financial institution, while we continue to hold the inventory under our existing metal consignment lines. We anticipate that Techni-Met will be accretive in 2008.

Manufacturing issues hampered the profitability of our Advanced Material Technologies and Services and Specialty Engineered Alloys segments in 2007. A key to maintaining and increasing our profitability will be our ability to implement the necessary processes in order to improve our manufacturing yields and the quality of our products on a consistent basis in 2008.

We entered 2008 with a stronger balance sheet than a year ago. Our net cash/debt position improved in 2007 and our borrowing costs declined. We used a combination of available cash and borrowings under our new, expanded credit facility to finance the Techni-Met acquisition. We anticipate that cash flow from operations in 2008 will enable us to reduce a portion of this additional debt by the end of the year. The litigation settlement provides us with enhanced insurance coverage and reduces our risks of exposures for liability claims for beryllium-containing products.

As of early in the first quarter 2008, we are projecting diluted earnings per share to be in the range of $1.80 to $2.30 for the year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to precious metal and commodity price, interest rate and foreign exchange rate differences. While the degree of exposure varies from year to year, our methods and policies designed to manage these exposures have remained fairly consistent. We attempt to minimize the effects of these exposures through the use of natural hedges, which include pricing strategies, borrowings denominated in the same terms as the exposed asset, off-balance arrangements and other methods. Where we cannot use a natural hedge, we may use derivative financial instruments to minimize the effects of these exposures when practical and efficient.

We use gold and other precious metals in manufacturing various products. To reduce the exposure to market price changes, precious metals are maintained on a consigned inventory basis. We purchase the metal out of consignment from our suppliers when it is ready to ship to a customer as a finished product. Our purchase price forms the basis for the price charged to the customer for the precious metal content and, therefore, the current cost is matched to the selling price and the price exposure is minimized. The use of precious metal consignment arrangements is governed by a policy approved by the Board of Directors.

We are charged a consignment fee by the financial institutions that actually own the precious metals. This fee is partially a function of the market price of the metal. Because of market forces and competition, the fee can only be charged to customers on a case-by-case basis. To further limit price and financing rate exposures, under some circumstances we will require customers to furnish their own metal for processing. This practice is used more frequently when the rates are high and/or more volatile. Should the market price of precious metals that we use increase by 20% from the prices on December 31, 2007, the additional pre-tax cost to us on an annual basis would be approximately $0.4 million. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.

The available capacity of our existing credit lines to consign precious metals is a function of the quantity and price of the metals on hand. As prices increase, a given quantity of metal will use a larger proportion of the credit line. A significant prolonged increase in metal prices could result in our credit lines being fully utilized, and, absent securing additional credit line capacity from a financial institution, could require us to purchase precious metals rather than consign them, require customers to supply their own metal and/or force us to turn down additional business opportunities. The financial statement impact of this risk cannot be estimated at the present time.

We also use base metals, including copper, in our production processes. When possible, fluctuations in the purchase price of copper are passed on to customers in the form of price adders or reductions. In prior periods, we entered into derivative contracts to hedge portions of this price exposure and gains on the matured contracts helped to mitigate the negative margin impact of the higher copper prices. There were no copper price derivative contracts outstanding as of December 31, 2007.

We use ruthenium in the manufacture of one of our new family of products. Sales of ruthenium-based products increased significantly in 2007 and the inventory on hand to support those sales increased as well. Ruthenium is not a widely used or traded metal and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the ruthenium price exposure. We changed our pricing practices with respect to ruthenium products in 2007 so that the selling price would generally be based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or market and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge taken against cost of sales. This risk is mainly associated with sludges and scrap materials, which generally have longer processing times to be refined into a usable form for further manufacturing. The market price for ruthenium fluctuated throughout 2007 and in the second and fourth quarters of 2007 we recorded lower of cost or market charges totaling $4.5 million on portions of the inventory. Assuming no changes to the inventory quantities, costs or make-up, should the market price of ruthenium decline 10% from the December 31, 2007 price, we would have to record a charge of $2.4 million to write down the exposed portion of the inventory. This calculation assumes no change in the inventory cost or make-up or in the outstanding sales orders with firm pricing from customers.

We are exposed to changes in interest rates on our debt and cash balances. This interest rate exposure is managed by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. Excess cash is typically invested in high quality instruments that mature in ninety days or less. Investments are made in compliance with policies approved by the Board of Directors. We had $35.5 million in variable rate debt and a variable-to-fixed interest rate swap with a notional value of $23.2 million outstanding at December 31, 2007. If interest rates were to increase 200 basis points (2.0%) from the December 31, 2007 rates and assuming no changes in debt from the December 31, 2007 levels, the net interest expense would increase by $0.2 million (net of the impact of the swap). This calculation does not include the impact of any changes in interest income earned on portions of the December 31, 2007 cash balance of $31.7 million.

Portions of our international operations sell products priced in foreign currencies, mainly the euro, yen and sterling, while the majority of these products’ costs are incurred in U.S. dollars. We are exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency sale and the resulting margin on that sale will be reduced. We typically cannot increase the price of our products for short-term exchange rate movements because of local competition. To minimize this exposure, we may purchase foreign currency forward contracts, options and collars in compliance with approved policies. Should the dollar strengthen, the decline in the translated value of the margins should be offset by a gain on the hedge contract. A decrease in the value of the dollar would result in larger margins but potentially a loss on the contract, depending upon the method used to hedge the exposure. The notional value of the outstanding currency contracts was $49.8 million as of December 31, 2007. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2007 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2007 would reduce pre-tax profits by approximately $4.8 million in 2008. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements or the translation effects on any other foreign currency denominated income statement or balance sheet item.

The fair values of derivatives, which are determined by financial institutions and represent the market price for the instrument between two willing parties, are recorded on the balance sheet as assets or liabilities. Changes in the fair value of outstanding derivatives are recorded in equity or against income as appropriate under the applicable guidelines. The fair value of the outstanding foreign currency contracts was a net liability of $1.5 million at December 31, 2007, indicating that the average hedge rates were unfavorable compared to the actual year-end market exchange rates. The year-end 2007 fair value of the interest rate swap was a loss of $0.4 million as the available interest rates were lower than the rate fixed under the swap contract. The net derivative loss recorded in OCI, including the deferred copper swap gains, was $1.3 million before taxes as of December 31, 2007 compared to a net gain of $4.9 million before taxes as of December 31, 2006.

We are also exposed to the risk of fluctuating utility costs. Our total utility cost in 2007 was approximately $20.6 million, down $0.6 million from 2006. However, utility costs increased 12% in 2006 over 2005. This cost may fluctuate in future periods based upon changes in rates as well as consumption levels, with the consumption level in a given year dependent upon the level of production activity as well as the climate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Brush Engineered Materials Inc. and subsidiaries is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Brush Engineered Materials Inc. and subsidiaries’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Brush Engineered Materials Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report herein.

/s/  Richard J. Hipple
Richard J. Hipple
Chairman, President and Chief Executive Officer

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brush Engineered Materials Inc.

We have audited Brush Engineered Materials Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brush Engineered Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Brush Engineered Materials Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Brush Engineered Materials Inc. and subsidiaries and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brush Engineered Materials Inc.

We have audited the accompanying consolidated balance sheets of Brush Engineered Materials Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brush Engineered Materials Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note K to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. Also, as discussed in Note I to the financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans. Also, as discussed in Notes A and P to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brush Engineered Materials Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 27, 2008

Brush Engineered Materials Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Income

(Dollars in thousands except share and per share amounts)	2007	2006	2005

Net sales	$955,709	$763,054	$541,267
Cost of sales	759,037	600,882	431,024

Gross profit	196,672	162,172	110,243
Selling, general and administrative expense	110,127	111,002	78,457
Research and development expense	4,992	4,166	4,990
Litigation settlement gain	(8,699)	—	—
Other — net	5,787	3,164	7,287

Operating profit	84,465	43,840	19,509
Interest expense	1,760	4,135	6,372

Income before income taxes	82,705	39,705	13,137
Income taxes (benefit):
Currently payable	14,120	2,761	1,163
Deferred	15,300	(12,659)	(5,851)

	29,420	(9,898)	(4,688)

Net income	$53,285	$49,603	$17,825

Net income per share of common stock — basic	$2.62	$2.52	$0.93

Weighted-average number of shares of common stock outstanding — basic	20,320,000	19,665,000	19,219,000
Net income per share of common stock — diluted	$2.59	$2.45	$0.92

Weighted-average number of shares of common stock outstanding — diluted	20,612,000	20,234,000	19,371,000

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows

(Dollars in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$53,285	$49,603	$17,825
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	23,880	24,602	21,675
Amortization of deferred financing costs in interest expense	416	539	1,115
Stock-based compensation expense	3,932	1,717	85
Deferred financing cost write-off	—	—	2,738
Deferred tax (benefit) expense	15,300	(12,659)	(5,851)
Derivative financial instruments ineffectiveness	121	(214)	(801)
Proceeds from early termination of 2007 derivative contracts	—	2,297	—
Decrease (increase) in accounts receivable	(8,471)	(10,853)	(10,032)
Decrease (increase) in other receivables	(11,263)	—	—
Decrease (increase) in inventory	(13,269)	(41,634)	(9,562)
Decrease (increase) in prepaid and other current assets	(3,913)	(5,236)	(386)
Increase (decrease) in accounts payable and accrued expenses	(4,926)	20,718	(5,516)
Increase (decrease) in unearned revenue	2,255	60	(7,535)
Increase (decrease) in interest and taxes payable	(2,306)	4,493	(2,494)
Increase (decrease) in long-term liabilities	2,697	2,316	1,921
Other — net	(3,322)	3,056	283

Net cash provided from operating activities	54,416	38,805	3,465
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(26,429)	(15,522)	(13,775)
Payments for purchase of business less cash received	—	(25,694)	(11,497)
Payments for mine development	(7,121)	—	—
Purchase of equipment previously held under operating lease	—	—	(448)
Proceeds from sale of business	2,150	—	—
Proceeds from sale of property, plant and equipment	323	56	60
Other investments — net	47	46	(48)

Net cash (used in) investing activities	(31,030)	(41,114)	(25,708)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(3,607)	3,924	11,679
Proceeds from issuance of long-term debt	16,082	26,000	22,000
Repayment of long-term debt	(26,392)	(38,634)	(49,618)
Debt issuance costs	(825)	—	(125)
Issuance of common stock under stock option plans	4,961	13,612	372
Tax benefit from the exercise of stock options	2,751	2,620	—

Net cash provided from (used in) financing activities	(7,030)	7,522	(15,692)
Effects of exchange rate changes on cash and cash equivalents	(270)	(211)	(1,066)

Net change in cash and cash equivalents	16,086	5,002	(39,001)
Cash and cash equivalents at beginning of year	15,644	10,642	49,643

Cash and cash equivalents at end of year	$31,730	$15,644	$10,642

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
As of December 31, 2007 and 2006

Consolidated Balance Sheets

(Dollars in thousands)	2007	2006

Assets
Current assets
Cash and cash equivalents	$31,730	$15,644
Accounts receivable (less allowance of $1,120 for 2007, and $1,822 for 2006)	97,424	86,461
Other receivables	11,263	—
Inventories	165,189	151,950
Prepaid expenses	17,723	13,988
Deferred income taxes	6,107	3,541

Total current assets	329,436	271,584
Other assets	11,804	13,577
Related-party notes receivable	98	98
Long-term deferred income taxes	1,139	15,575
Property, plant, and equipment	583,961	557,861
Less allowances for depreciation, amortization and depletion	(397,786)	(381,932)

Property, plant, and equipment — net	186,175	175,929
Goodwill	21,899	21,843

Total Assets	$550,551	$498,606

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$24,903	$28,076
Current portion of long-term debt	600	632
Accounts payable	27,066	30,744
Salaries and wages	34,170	32,029
Taxes other than income taxes	2,209	2,244
Other liabilities and accrued items	19,557	17,888
Unearned revenue	2,569	314
Income taxes	2,109	1,596

Total current liabilities	113,183	113,523
Other long-term liabilities	11,629	11,642
Retirement and post-employment benefits	57,511	59,089
Long-term income taxes	4,327	2,919
Deferred income taxes	182	151
Long-term debt	10,005	20,282
Shareholders’ equity
Serial preferred stock, no par value; 5,000,000 authorized shares, none issued	—	—
Common stock, no par value 60,000,000 authorized shares; issued shares of 26,708,000 in 2007 and 26,398,000 in 2006	167,347	155,552
Retained earnings	315,972	264,100
Common stock in treasury, 6,237,000 shares in 2007 and 6,293,000 shares in 2006	(105,578)	(105,765)
Other comprehensive income (loss)	(24,576)	(23,320)
Other equity transactions	549	433

Total shareholders’ equity	353,714	291,000

Total Liabilities and Shareholders’ Equity	$550,551	$498,606

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity

			Common	Other
	Common	Retained	Stock In	Comprehensive
	Stock	Income	Treasury	Income (loss)	Other	Total
(Dollars in thousands)

Balances at January 1, 2005	$137,247	$196,672	$(105,675)	$(19,933)	$(173)	$208,138
Net income	—	17,825	—	—	—	17,825
Foreign currency translation adjustment	—	—	—	(2,055)	—	(2,055)
Derivative and hedging activity	—	—	—	8,006	—	8,006
Minimum pension liability	—	—	—	(21,055)	—	(21,055)

Comprehensive income						2,721
Proceeds from exercise of 30,000 shares under option plans	372	—	—	—	—	372
Other equity transactions	46	—	27	—	321	394
Forfeiture of restricted stock	—	—	(147)	—	—	(147)

Balances at December 31, 2005	137,665	214,497	(105,795)	(35,037)	148	211,478
Net income	—	49,603	—	—	—	49,603
Foreign currency translation adjustment	—	—	—	605	—	605
Derivative and hedging activity, net of taxes of $322	—	—	—	623	—	623
Minimum pension and post-employment benefit liability, net of taxes of $4,013	—	—	—	7,840	—	7,840

Comprehensive income						58,671
Impact from adoption of Statement No. 158, net of tax benefit of $2,905	—	—	—	2,649	—	2,649
Proceeds from exercise of 841,000 shares under option plans	13,612	—	—	—	—	13,612
Income tax benefit from exercise of stock options	2,620	—	—	—	—	2,620
Stock-based compensation expense	1,717	—	—	—	—	1,717
Other equity transactions	(62)	—	30	—	285	253

Balances at December 31, 2006	155,552	264,100	(105,765)	(23,320)	433	291,000
Net income	—	53,285	—	—	—	53,285
Foreign currency translation adjustment	—	—	—	1,624	—	1,624
Derivative and hedging activity, net of tax benefit of $2,181	—	—	—	(4,049)	—	(4,049)
Minimum pension and post-employment benefit liability, net of taxes of $1,794	—	—	—	1,169	—	1,169

Comprehensive income						52,029
Impact from adoption of FIN 48	—	(1,413)	—	—	—	(1,413)
Proceeds from exercise of 296,000 shares under option plans	4,961	—	—	—	—	4,961
Income tax benefit from exercise of stock options	2,751	—	—	—	—	2,751
Stock-based compensation expense	3,932	—	—	—	—	3,932
Other equity transactions	151	—	187	—	116	454

Balances at December 31, 2007	$167,347	$315,972	$(105,578)	$(24,576)	$549	$353,714

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note A —	Significant Accounting Policies

Organization:  The Company is a holding company with subsidiaries that have operations in the United States, Europe and Asia. These operations manufacture engineered materials used in a variety of markets, including telecommunications and computer electronics, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical. The Company has four reporting segments:

Advanced Material Technologies and Services manufactures precious and non-precious vapor deposition targets, frame lid assemblies, other precious and non-precious metal products and specialty inorganic materials;

Specialty Engineered Alloys manufactures high precision strip and bulk products from copper and nickel based alloys;

Beryllium and Beryllium Composites produces beryllium metal, beryllium composites and beryllia ceramics in a variety of forms; and,

Engineered Material Systems manufactures clad inlay and overlay metals, precious and base metal electroplated systems and other related products.

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

Consolidation:  The consolidated financial statements include the accounts of Brush Engineered Materials Inc. and its subsidiaries. All of the Company’s subsidiaries are wholly owned as of December 31, 2007. Inter-company accounts and transactions are eliminated in consolidation.

Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable:  An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay the amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data and trends. The Company extends credit to customers based upon their financial condition and generally collateral is not required.

Inventories:  Inventories are stated at the lower of cost or market. The cost of the majority of domestic inventories is determined using the last-in, first-out (LIFO) method. The remaining inventories are stated principally at average cost.

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

Leasehold improvements will be depreciated over the life of the improvement if it is shorter than the life of the lease. Repair and maintenance costs are expensed as incurred.

Mineral Resources and Mine Development:  Property acquisition costs are capitalized as mineral resources on the balance sheet and are depleted using the units-of-production method based upon recoverable proven reserves. Overburden, or waste rock, is removed prior to the extraction of the ore from a particular open pit. The removal cost is capitalized and amortized as the ore is extracted using the units-of-production method based upon the proven reserves in that particular pit. Exploration and development expenses, including development drilling, are charged to expense in the period in which they are incurred.

Intangible Assets:  Goodwill is not amortized, but instead reviewed annually at December 31, or more frequently under certain circumstances, for impairment. Goodwill is assigned to the lowest level reporting unit that the associated cash flows can be appropriately measured. Intangible assets with finite lives are amortized using the straight-line method or effective interest method, as applicable, over the periods estimated to be benefited, which is generally twenty years or less. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant.

Asset Impairment:  In the event that facts and circumstances indicate that the carrying value of long-lived and finite-lived intangible assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset or asset group would be compared to the carrying amount to determine if a write-down is required.

Derivatives:  The Company recognizes all derivatives on the balance sheet at their fair values. If the derivative is designated and effective as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in its fair value are adjusted through income.

Asset Retirement Obligation:  The Company records a liability to recognize the legal obligation to remove an asset at the time the asset is acquired or when the legal liability arises. The liability is recorded for the present value of the ultimate obligation by discounting the estimated future cash flows using a credit-adjusted risk-free interest rate. The liability is accreted over time, with the accretion charged to expense. An asset equal to the fair value of the liability is recorded concurrent with the liability and depreciated over the life of the underlying asset.

Revenue Recognition:  The Company generally recognizes revenue when the goods are shipped and title passes to the customer. The Company requires persuasive evidence that a revenue arrangement exists, delivery of the product has occurred, the selling price is fixed or determinable and collectibility is reasonably assured before revenue is realized and earned. Billings under long-term sales contracts in advance of the shipment of the goods are recorded as unearned revenue, which is a liability on the balance sheet. Revenue is only recognized for these transactions when the goods are shipped and all other revenue recognition criteria are met.

Shipping and Handling Costs:  The Company records shipping and handling costs for products sold to customers in cost of sales on the Consolidated Statements of Income.

Advertising Costs:  The Company expenses all advertising costs as incurred. Advertising costs were $1.0 million in 2007, $1.3 million in 2006 and $0.8 million in 2005.

Income Taxes:  The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” as of January 1, 2007. FIN 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return in accordance with Statement No. 109, “Accounting for Income Taxes”. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of adopting FIN 48, the Company recognized a $1.4 million increase to its reserve for uncertain tax positions, which is included in long-term income taxes on the Consolidated Balance Sheet. The increase was accounted for as an adjustment to retained earnings as of January 1, 2007. The prior years’ results were not restated for the adoption of FIN 48. See Note P to the Consolidated Financial Statements.

Net Income Per Share:  Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive common stock equivalents as appropriate under the treasury stock method.

Reclassification:  Certain amounts in prior years have been reclassified to conform to the 2007 consolidated financial statement presentation.

New Pronouncements:  The FASB issued Statement No. 157, “Fair Value Measurements” in September 2006. The statement defines fair value, establishes a framework for measuring fair values and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and it should include an assumption about risk, the impact of any restrictions on the use of the asset and other factors. It revises disclosures to focus on the inputs used to measure fair value and the effects of the measurement on earnings for the period. The provisions of this statement apply to derivative financial instruments among other assets and liabilities. The statement is effective for fiscal years beginning on or after November 15, 2007. The Company will adopt this statement as proscribed as of January 1, 2008 and is in the process of determining the impact the adoption will have, if any, on its Consolidated Financial Statements.

The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for fair value accounting treatment. Changes in fair values would be recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. As of early 2008, the Company does not intend to adopt the optional provisions of this statement.

The FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” in December 2007. The statement establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest should be classified as a separate component of equity. Among other items, it also changes how income attributable to the parent and the non-controlling interest are presented on the consolidated income statement. The statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt this statement as proscribed in 2009 and is in the process of determining the impact the adoption will have, if any, on its Consolidated Financial Statements.

The FASB issued Statement No. 141 (Revised 2007), “Business Combinations” in December 2007. The statement requires that purchase accounting be used for all business combinations and that an acquirer be identified for every combination. It requires the acquirer to recognize acquired assets, liabilities and non-controlling interests at their fair values. It also requires that costs incurred to affect the transaction as well as any expected, but not obligated, restructuring costs be expensed and not accounted for as a component of goodwill or part of the business combination. The statement revises the accounting for contingent assets and liabilities, deferred taxes, research and development costs and other items associated with business combinations. The statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt this statement as proscribed in 2009 and is in the process of determining the impact the adoption will have, if any, on its Consolidated Financial Statements.

Note B —	Acquisitions

In January 2006, Williams Advanced Materials Inc. (WAM), a wholly owned subsidiary, acquired the stock of CERAC, incorporated for $26.2 million in cash, including advisor fees. CERAC provides physical vapor deposition and specialty inorganic materials for the precision optics, semiconductor and other industries. CERAC employs approximately 120 people at its Milwaukee, Wisconsin facility. Goodwill assigned to the transaction totaled $8.7 million.

In October 2005, WAM purchased the stock of Thin Film Technology, Inc. (TFT) of Buellton, California for $7.9 million in cash. TFT manufactures precision optical coatings, photolithography, thin film hybrid circuits and specialized thin film coatings. TFT’s products are used in the defense, medical and other commercial markets. Goodwill assigned to this transaction totaled $3.5 million.

In May 2005, WAM, through its wholly owned subsidiary in the Netherlands, purchased the stock of OMC Scientific Holdings Limited (OMC) of Limerick, Ireland for $4.0 million in cash. OMC provides physical vapor deposition material cleaning and reconditioning services for customers in the magnetic media and data storage, semiconductor and other markets in Europe. Goodwill assigned to this transaction totaled $1.7 million.

The results of the above acquired businesses were included in the Company’s financial statements since their respective acquisition dates. The acquisitions are included in the Advanced Materials and Technologies segment. Sales and pre-tax earnings from CERAC, OMC and TFT were individually and in the aggregate immaterial to the total Company sales and pre-tax earnings in 2007, 2006 and 2005. See Note E to the Consolidated Financial Statements for additional information on the intangible assets associated with these acquisitions.

Note C —	Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006

Principally average cost:
Raw materials and supplies	$30,338	$36,390
Work in process	156,789	124,670
Finished goods	54,530	56,721

Gross inventories	241,657	217,781
Excess of average cost over LIFO inventory value	76,468	65,831

Net inventories	$165,189	$151,950

Average cost approximates current cost. Gross inventories accounted for using the LIFO method totaled $145.3 million at December 31, 2007 and $130.5 million at December 31, 2006. The liquidation of LIFO inventory layers reduced cost of sales by $0.4 million in 2007 and $0.6 million in 2006.

Note D —	Property. Plant and Equipment

Property, plant and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
	2007	2006
(Dollars in thousands)

Land	$7,959	$7,845
Buildings	107,970	104,286
Machinery and equipment	416,663	411,469
Software	21,826	22,012
Construction in progress	17,393	7,220
Allowances for depreciation	(395,736)	(379,882)

	176,075	172,950
Mineral resources	5,029	5,029
Mine development	7,121	—
Allowances for amortization and depletion	(2,050)	(2,050)

	10,100	2,979

Property, plant and equipment — net	$186,175	$175,929

Depreciation expense was $22.7 million in 2007, $23.6 million in 2006 and $21.5 million in 2005.

Note E —	Intangible Assets

Assets Subject to Amortization

The cost, accumulated amortization and net book value of intangible assets subject to amortization as of December 31, 2007 and 2006 and the amortization expense for each year then ended is as follows:

	2007	2006
(Dollars in thousands)

Deferred finance costs
Cost	$3,959	$3,134
Accumulated amortization	(2,362)	(1,946)

Net book value	1,597	1,188
Customer relationship
Cost	6,350	6,350
Accumulated amortization	(1,658)	(863)

Net book value	4,692	5,487
Technology
Cost	2,020	2,020
Accumulated amortization	(254)	(133)

Net book value	1,766	1,887
Patents
Cost	690	690
Accumulated amortization	(690)	(569)

Net book value	—	121
Customer contract
Cost	283	283
Accumulated amortization	(189)	(94)

Net book value	94	189
License
Cost	220	220
Accumulated amortization	(74)	(30)

Net book value	146	190
Total
Cost	$13,522	$12,697
Accumulated amortization	(5,227)	(3,635)

Net book value	$8,295	$9,062

Aggregate amortization expense	$1,592	$1,540

The aggregate amortization expense is estimated to be $1.3 million in 2008, $1.2 million in 2009, $1.2 million in 2010, $1.1 million in 2011 and $0.9 million in 2012.

Intangible assets are included in other assets on the Consolidated Balance Sheets.

Assets Not Subject to Amortization

The Company’s only intangible asset not subject to amortization is goodwill. A reconciliation of the goodwill activity for 2007 and 2006 is as follows:

(Dollars in thousands)	2007	2006

Balance at the beginning of the year	$21,843	$12,746
Current year acquisitions	—	8,609
Adjustments to goodwill from prior year acquisitions	116	488
Other	(60)	—

Balance at the end of the year	$21,899	$21,843

Costs associated with a potential joint venture totaling $0.1 million were capitalized into goodwill in 2006. The Company decided not to pursue the joint venture in 2007 and this amount was charged to expense accordingly.

All of the goodwill has been assigned to the Advanced Material Technologies and Services segment. None of the goodwill acquired in 2007 or 2006 was deductible for tax purposes.

Note F —	Debt

A summary of long-term debt follows:

	December 31,
(Dollars in thousands)	2007	2006

Revolving credit agreement	$1,100	$10,000
Variable rate demand bonds payable in installments beginning in 2005	1,200	1,800
Variable rate promissory note — due in 2021, paid in full in 2007	—	809
Variable rate industrial development revenue bonds payable in 2016	8,305	8,305

	10,605	20,914
Current portion of long-term debt	(600)	(632)

Total	$10,005	$20,282

Maturities on long-term debt instruments as of December 31, 2007 are as follows:

2008	$600
2009	600
2010	—
2011	—
2012	1,100
Thereafter	8,305

Total	$10,605

In November 2007, the Company entered into a senior secured credit agreement with six financial institutions to replace its $125.0 million asset-based lending facility. The agreement provides for a $240.0 million revolving credit facility comprised of sub-facilities for short and long-term loans, letters of credit and foreign borrowings and expires in November 2012. The credit agreement also provides for an uncommitted incremental facility whereby, under certain circumstances, the Company may be able to borrow additional loans in an aggregate amount not to exceed $50.0 million. At December 31, 2007, the maximum availability under this facility was $211.6 million. The credit agreement is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The credit agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. At December 31, 2007, there was $1.1 million outstanding against the foreign borrowing sub-facility at an average rate of 5.72% and $27.3 million outstanding against the letters of credit sub-facility.

The Company pays a variable commitment fee that resets quarterly (0.15% as of December 31, 2007) of the available and unborrowed amounts under the revolving credit line.

The credit agreement is subject to restrictive covenants including incurring additional indebtedness, acquisition limits, dividend declarations and stock repurchases. In addition, the agreement requires the Company to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio.

In December 2006, the Company amended and restated its asset-based revolving credit agreement that was in effect until the placement of the agreement discussed above. That agreement consisted of a $125.0 million revolving credit line secured by the Company’s working capital, real estate, machinery and equipment and included a total of $45.0 million availability on a declining basis to compensate for any shortfall in the basis of the collateral. Additionally, the facility was secured by a first lien on the stock of certain of the Company’s direct and indirect subsidiaries. The credit agreement allowed the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium reset quarterly according to the terms and conditions available under the agreement. At December 31, 2006, there was $17.8 million outstanding against the revolving credit line at an average rate of 7.40%. The Company paid a commitment fee of 0.25% of the available and unborrowed amounts under the asset based revolving credit line. The amendment and restatement of this agreement in 2006 provided to revise certain allowable transactions, including the addition of a revolving line of credit for the Company’s subsidiary in the Netherlands, increased limits on precious metal agreements and indebtedness from leasing transactions and other miscellaneous unsecured transactions. The credit agreement was subject to restrictive covenants including leverage, fixed charges and capital expenditures.

The following table summarizes the Company’s short-term lines of credit. Amounts shown as outstanding are included in short-term debt on the Consolidated Balance Sheets.

	December 31, 2007			December 31, 2006
(Dollars in thousands)	Total	Outstanding	Available	Total	Outstanding	Available

Domestic	$211,584	$—	$211,584	$87,616	$7,843	$79,773
Foreign	10,470	5,076	5,394	10,274	5,204	5,070
Precious metal	19,827	19,827	—	15,029	15,029	—

Total	$241,881	$24,903	$216,978	$112,919	$28,076	$84,843

The domestic line is committed and includes all sub-facilities in the $240.0 million maximum borrowing under the revolving credit agreement. The Company has various foreign lines of credit, one of which for 4 million euros is committed and secured. The remaining foreign lines are uncommitted, unsecured and renewed annually. The precious metal facility is secured and renewed annually. The average interest rate on short-term debt was 2.74% and 4.74% as of December 31, 2007 and 2006, respectively.

In November 1996, the Company entered into an agreement with the Lorain Port Authority, Ohio to issue $8.3 million in variable rate industrial revenue bonds, maturing in 2016. The variable rate ranged from 3.44% to 4.29% in 2007 and from 3.17% to 4.23% in 2006.

In 1994, the Company re-funded its $3.0 million industrial development revenue bonds into variable rate demand bonds. The variable rate ranged from 3.21% and 4.13% in 2007 and from 3.01% to 4.05% during 2006.

Note G —	Leasing Arrangements

The Company leases warehouse and manufacturing space, and manufacturing and computer equipment under operating leases with terms ranging up to 25 years. Rent expense amounted to $7.9 million, $7.4 million, and $6.6 million during 2007, 2006, and 2005, respectively. The future estimated minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2007 are as follows:

2008 — $5.6 million; 2009 — $5.2 million; 2010 — $4.8 million; 2011 — $4.4 million; 2012 — $1.9 million and thereafter — $12.8 million.

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

Note H —	Derivative Financial Instruments and Fair Value Information

The Company is exposed to interest rate, commodity price and foreign currency exchange rate differences and attempts to minimize the effects of these exposures through a combination of natural hedges and the use of derivative financial instruments. The Company has policies approved by the Board of Directors that establish the parameters for the allowable types of derivative instruments to be used, the maximum allowable contract periods, aggregate dollar limitations and other hedging guidelines. The Company will only secure a derivative if there is an identifiable underlying exposure that is not otherwise covered by a natural hedge. In general, derivatives will be held until maturity. A derivative may be terminated early if there is a change in the underlying exposure. The following table summarizes the fair value of the Company’s outstanding derivatives and debt as of December 31, 2007 and 2006.

	December 31,
	2007		2006
	Notional	Carrying	Notional	Carrying
	Amount	Amount	Amount	Amount
(Dollars in thousands)

Asset/(liability)
Foreign currency contracts
Forward contracts
Yen	$15,044	$(151)	$12,767	$547
Euro	23,185	(1,164)	32,763	(1,229)
Sterling	4,382	97	3,367	(125)

Total	$42,611	$(1,218)	$48,897	$(807)

Options
Yen	$—	$—	$1,454	$90
Euro	7,210	(302)	4,487	(96)

Total	$7,210	$(302)	$5,941	$(6)

Interest rate exchange contracts
Floating to fixed	$23,201	$(444)	$29,552	$(576)
Short and long-term debt	—	$(35,508)	—	$(48,990)

The fair values equal the carrying amounts in the Consolidated Balance Sheets as of December 31, 2007 and 2006. The fair value is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair values of the foreign currency and interest rate derivative contracts were calculated by third parties on behalf of the Company using the applicable market rates at December 31, 2007 and 2006. The fair value of the Company’s debt was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The derivative fair values were included in the Consolidated Balance Sheets as follows:

	December 31,
(Dollars in thousands)	2007	2006

Debit/(credit) balance
Prepaid expenses	$97	$637
Other assets	12	19
Other liabilities and accrued items	(2,073)	(1,757)
Other long-term liabilities	—	(288)

Total	$(1,964)	$(1,389)

The balance sheet classification of the fair values is dependent upon the Company’s rights and obligations under each derivative and the remaining term to maturity. Changes in fair values of derivatives are recorded in income or other comprehensive income (loss) (hereafter “OCI”) as appropriate. A reconciliation of the changes in fair values and other derivative activity recorded in OCI on a pre-tax basis for 2007 and 2006 is as follows:

(Dollars in thousands)	2007	2006

Balance in other comprehensive income at January 1	$4,926	$3,981
Changes in fair values and other current period activity	(2,145)	(112)
Matured derivatives — (credited) charged to expense	(4,085)	1,057

Balance in other comprehensive income (loss) at December 31	$(1,304)	$4,926

All of the outstanding derivative contracts were designated as cash flow hedges at inception. The foreign currency contracts qualified for hedge accounting treatment as of December 31, 2007 while the outstanding interest rate swap as of December 31, 2007 does not qualify for hedge accounting as the designated hedged item, the variable rate portion of an operating lease, was terminated in December 2003. Changes in the swap’s fair value subsequent to that time are charged to income or expense in the current period.

Hedge ineffectiveness, including amounts charged from OCI and other adjustments to the fair values of derivatives that did not flow through OCI, was income of $0.1 million in 2007, $0.2 million in 2006 and $0.8 million in 2005 and was included in other-net expense on the Consolidated Statements of Income.

Assuming no change from the applicable December 31, 2007 exchange rates, the $1.3 million balance in OCI will be charged to expense during 2008.

Foreign Exchange Hedge Contracts

The Company uses forward and option contracts to hedge anticipated foreign currency transactions, primarily foreign sales. The purpose of the program is to protect against the reduction in value of the foreign currency transactions from adverse exchange rate movements. Should the dollar strengthen significantly, the decrease in the translated value of the foreign currency transactions should be partially offset by gains on the hedge contracts. Depending upon the method used, the contract may limit the benefits from a weakening of the dollar. The Company’s policy limits contracts to maturities of two years or less from the date of issuance. The outstanding contracts as of year-end 2007 had maturities ranging up to 15 months as did the outstanding contracts as of year-end 2006. Realized gains and losses on foreign exchange contracts are recorded in other-net on the Consolidated Statements of Income. The total exchange gain (loss), which includes realized and unrealized gains and losses, was $(0.6) million in 2007, $1.4 million in 2006 and $(1.1) million in 2005.

Interest Rate Hedge Contracts

The Company attempts to minimize its exposure to interest rate variations by using combinations of fixed and variable rate instruments with varying lengths of maturities. Depending upon the interest rate yield curve, credit spreads, projected borrowing requirements and rates, cash flow considerations and other factors, the Company may elect to secure interest rate swaps, caps, collars, options or other related derivative instruments to hedge portions of its interest rate exposure. Both fixed-to-variable and variable-to-fixed interest rate instruments may be used.

The Company terminated a five-year variable-to-fixed interest rate swap with a notional value of $10.0 million concurrent with the pre-payment of the associated variable rate debt in December 2005. The termination resulted in a gain of $0.2 million, which was included in the hedge ineffectiveness total stated above.

While the outstanding interest rate swap does not qualify for hedge accounting, cash payments made or received under this swap will tend to offset changes in the interest payments made on portions of its outstanding variable rate debt not otherwise hedged. The swap’s notional value declines over time and it matures in the fourth quarter 2008. Gains and losses on the swap’s valuation are recorded as derivative ineffectiveness within other-net on the Consolidated Statements of Income.

Copper Price Contracts

The Company purchases and manufactures products containing copper. Purchases are exposed to price fluctuations in the copper market. However, for a significant portion of its copper-based products, the Company will adjust its selling prices to customers to reflect the change in its copper purchase price. This program is designed to be profit neutral; i.e., any changes in copper prices, either up or down, will be directly passed on to the customer.

Historically, the Company used copper price contracts (i.e., swaps and options) to hedge the copper purchase price for those volumes where price fluctuations cannot be passed on to the customer. The Company makes or receives payments based on a difference between a fixed price (as specified in each individual contract) and the market price of copper. These payments will offset the change in prices of the underlying purchases and effectively fix the price of copper at the contracted rate for the contracted volume. The Company’s policy limits commodity hedge contracts, including copper price contracts, to maturities of 27 months or less from the original date of issuance. Realized gains and losses on copper hedge contracts are deferred into OCI and then amortized to cost of sales on the Consolidated Statements of Income over the inventory turnover period.

During the second half of 2006, the Company increased the percentage of its sales of copper-based products that are subject to the copper price pass-through, thereby reducing the underlying copper price exposure and the need for hedging with derivative contracts. The outstanding contracts that were initially scheduled to mature in 2007 were terminated early at a gain in 2006 and the gain was deferred into OCI. The deferred gain on these contracts and other contracts that matured in the second half of 2006 totaled $5.7 million as of December 31, 2006, $5.5 million of which was amortized to cost of sales in 2007. The remaining $0.2 million balance in OCI as of December 31, 2007 will be amortized to cost of sales in 2008. There were no copper swap hedge contracts outstanding as of December 31, 2007.

Note I:	Pensions and Other Post-retirement Benefits

The obligation and funded status of the Company’s pension and other post-retirement benefit plans are shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany and England and the U.S. supplemental retirement plan. The Other Benefits column includes the U.S. retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$134,128	$133,645	$31,437	$34,456
Service cost	5,001	5,442	301	295
Interest cost	7,977	7,445	1,909	1,903
Plan amendments	889	—	—	—
Plan participants’ contributions	—	30	—	—
Actuarial (gain) loss	(6,620)	(7,301)	3,100	(1,906)
Benefit payments from fund	(6,461)	(5,242)	—	—
Benefit payments directly by Company	(109)	(106)	(3,119)	(3,311)
Expenses paid from assets	(649)	(342)	—	—
Curtailment (gain)	—	(556)	—	—
Medicare Part D subsidy	—	—	611	—
Foreign currency exchange rate changes	585	1,113	—	—

Benefit obligation at end of year	134,741	134,128	34,239	31,437

Change in plan assets
Fair value of plan assets at beginning of year	106,630	97,527	—	—
Actual return on plan assets	8,199	11,476	—	—
Employer contributions	4,111	2,761	—	—
Plan participants’ contributions	—	30	—	—
Benefit payments from fund	(6,461)	(5,242)	—	—
Expenses paid from assets	(649)	(342)	—	—
Foreign currency exchange rate changes	42	420	—	—

Fair value of plan assets at end of year	111,872	106,630	—	—

Funded status at end of year	$(22,869)	$(27,498)	$(34,239)	$(31,437)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other liabilities and accrued items	$—	$—	$(3,033)	$(2,748)
Retirement and post-employment benefits	(22,869)	(27,498)	(31,206)	(28,689)

	$(22,869)	$(27,498)	$(34,239)	$(31,437)

Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial (gain) loss	$28,159	$35,808	$876	$(2,224)
Net prior service (credit) cost	(6,822)	(8,371)	57	21

	$21,337	$27,437	$933	$(2,203)

Amortizations expected to be recognized during next fiscal year (before tax):
Amortization of net loss	$1,182	N/A	$—	N/A
Amortization of prior service credit	(644)	N/A	(36)	N/A

	$538	N/A	$(36)	N/A

Additional information
Accumulated benefit obligation for all defined benefit pension plans	$132,050	$131,549	N/A	N/A
For defined benefit pension plans with benefit
obligations in excess of plan assets:
Aggregate benefit obligation	130,435	129,326	N/A	N/A
Aggregate fair value of plan assets	107,138	102,638	N/A	N/A
For defined benefit pension plans with accumulated
benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	127,744	126,747	N/A	N/A
Aggregate fair value of plan assets	107,138	102,638	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits			Other Benefits
(Dollars in thousands)	2007	2006	2005	2007	2006	2005

Net periodic benefit cost
Service cost	$5,001	$5,442	$5,075	$301	$295	$299
Interest cost	7,977	7,445	6,854	1,909	1,903	2,243
Expected return on plan assets	(9,002)	(8,558)	(8,943)	—	—	—
Amortization of prior service (benefit)	(660)	(709)	(670)	(36)	(36)	(85)
Recognized net actuarial loss	1,823	2,199	1,302	—	—	—
Curtailment (gain)	—	(470)	—	—	—	—

Net periodic benefit cost	$5,139	$5,349	$3,618	$2,174	$2,162	$2,457

	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006

Change in other comprehensive income (OCI)
OCI at beginning of year	$27,437	$36,830	$(2,203)	N/A
Increase (decrease) in OCI
Recognized during year — prior service cost (credit)	660	—	36	N/A
Recognized during year — net actuarial (losses) gains	(1,823)	—	—	N/A
Occurring during year — prior service cost	889	—	—	N/A
Occurring during year — net actuarial losses (gains)	(5,817)	—	3,100	N/A
Increase (decrease) prior to adoption of Statement 158	—	(11,875)	—	N/A
Increase (decrease) due to adoption of Statement 158	—	2,432	—	(2,203)
Foreign currency exchange rate changes	(9)	50	—	—

OCI at end of year	$21,337	$27,437	$933	$(2,203)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006

Total cost (benefit) recognized in OCI prior to adoption of Statement No. 158	N/A	$(11,875)	N/A	N/A
Total cost (benefit) recognized in net periodic benefit cost and OCI prior to adoption of Statement No. 158	N/A	$(6,526)	N/A	$2,162

Summary of key valuation assumptions

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	6.44%	6.02%	N/A	6.50%	6.13%	N/A
Rate of compensation increase	4.43%	4.44%	N/A	4.50%	4.50%	N/A
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	5.95%	5.61%	5.98%	6.13%	5.75%	6.13%
Expected long-term return on plan assets	8.46%	8.47%	8.72%	N/A	N/A	N/A
Rate of compensation increase	4.35%	4.35%	3.50%	4.50%	4.50%	3.50%

The Company uses a December 31 measurement date for the above plans. The Company amended the domestic defined benefit plan during 2005. The amendment, among other items, revised the benefit payout formula for the majority of the plan participants. The plan amendment was deemed to be a significant event and the plan was remeasured accordingly during 2005. The discount rate assumption was changed at the time of the remeasurement. Therefore, a discount rate of 6.13% was used for part of the year and 5.88% was used for the remainder of the year to determine the net cost in 2005. The expected long-term rate of return on plan assets and the rate of compensation increase assumptions did not change for the remeasurement.

Effective January 1, 2008, the Company revised the expected long-term rate of return assumption used in calculating the annual expense for its domestic pension plan in accordance with Statement No. 87, “Employers’ Accounting for Pensions”. This assumed expected long-term rate of return was decreased to 8.25% from 8.5%, with the impact being accounted for as a change in estimate. Effective January 1, 2006, the Company revised the expected long-term rate of return assumption used in calculating the annual expense for its domestic pension plan to 8.5% from 8.75%, with the impact being accounted for as a change in estimate.

Management establishes the domestic expected long-term rate of return assumption by reviewing its historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. Management consults with outside investment advisors and actuaries when establishing the rate and reviews their assumptions with the Retirement Plan Review Committee of the Board of Directors. The actual return on domestic plan assets was 5.8% in 2007, 12.5% in 2006 and 6.5% in 2005. The 10-year average annualized return on domestic plan assets was 6.5% as of year-end 2007 and 7.8% as of year-end 2006. Management believes that the 8.25% domestic expected long-term rate of return assumption is achievable and reasonable given current market conditions and forecasts, asset allocations, investment policies and investment risk objectives.

The domestic rate of compensation increase assumption was changed to a flat 4.5% as of January 1, 2006. Previously, a graded assumption was used, with the rate of increase beginning at 2% for the 2003 fiscal year and increasing 0.75% per year until it would have reached 5% for the 2007 fiscal year and later.

Assumptions for the defined benefit pension plans in Germany and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in Germany and England. The plan in Germany is unfunded and the plan in England has assets that are 4% of the Company’s aggregated total fair value of plan assets as of year-end 2007.

	2007	2006

Assumed health care trend rates at fiscal year end
Health care trend rate assumed for next year	9.00%	8.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase		1-Percentage-Point Decrease
(Dollars in thousands)	2007	2006	2007	2006

Effect on total of service and interest cost components	$40	$59	$(36)	$(52)
Effect on post-retirement benefit obligation	879	666	(795)	(602)

Plan Assets

The Company’s domestic defined benefit pension plan weighted-average asset allocation at fiscal year end 2007 and 2006 and target allocation are as follows:

		Percentage of Pension
		Plan Assets
	Target	At Fiscal Year-End
Asset Category	Allocation	2007	2006

Equity securities	40-60%	56%	56%
Debt securities	15-25%	26%	24%
Real estate	5-15%	8%	10%
Other	15-30%	10%	10%

Total	100%	100%	100%

The Company’s pension plan investment strategy, as approved by the Retirement Plan Review Committee, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to earn a real return (i.e., the actual return less inflation) of 6.0% as measured on a 10-year moving-average basis. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities and alternative securities (which include real estate, private venture capital investments and hedge funds). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Management reviews the asset allocation on an annual or more frequent basis and makes revisions as deemed necessary.

None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions

The Company expects to contribute $4.5 million to its domestic pension plan and $3.0 million to its other benefit plans in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
			Net of
			Medicare
		Gross Benefit	Part D
During Fiscal Years	Pension Benefits	Payment	Subsidy
(Dollars in thousands)

2008	$5,317	$3,423	$3,033
2009	5,600	3,513	3,097
2010	6,090	3,561	3,122
2011	6,492	3,600	3,142
2012	7,215	3,563	3,084
2013 through 2017	44,758	16,896	14,272

Other Benefit Plans

The Company also has accrued unfunded retirement arrangements for certain directors. The benefit obligation for these arrangements was $0.1 million at December 31, 2007 and $0.1 million at December 31, 2006. A corresponding accumulated benefit obligation of equal amounts has been recognized as a liability and is included in retirement and post-employment benefits as of the respective year ends. Certain foreign subsidiaries have accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $2.8 million at December 31, 2007 and $2.5 million at December 31, 2006 and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions to the plans are based on matching a percentage of employee savings up to a specified savings level. The Company’s annual contributions were $2.9 million in 2007, $2.5 million in 2006 and $2.3 million in 2005.

Note J —	Contingencies and Commitments

CBD Claims

The Company is a defendant in proceedings in various state and federal courts by plaintiffs alleging that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium. Additional CBD claims may arise.

Management believes the Company has substantial defenses in these cases and intends to contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of customers) face a lower burden of proof than do the Company’s employees, but these cases have generally been covered by varying levels of insurance.

The Company received enhanced insurance coverage as part of the legal settlement with its insurers in the fourth quarter 2007. See Note N to the Consolidated Statements. The enhanced insurance includes occurrence based coverage for years up to the date of the settlement, including years when the Company did not have any beryllium-related product liability insurance. Claims filed by third-party plaintiffs alleging beryllium disease filed prior to the end of 2022 will be covered by this insurance if any portion of the alleged exposure period occurred prior to January 1, 2008. Both defense and indemnity costs will be covered subject to an annual $1.0 million deductible and other terms and provisions.

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

The Company recorded a reserve for CBD litigation of $1.3 million at December 31, 2007 and $2.1 million at December 31, 2006. The reserve is included in other long-term liabilities on the Consolidated Balance Sheets. An asset of $1.0 million was recorded in other assets on the Consolidated Balance Sheets at December 31, 2007 and $2.0 million at December 31, 2006 for recoveries from insurance carriers for outstanding insured claims and for prior settlements initially paid directly by the Company to the plaintiff on insured claims. Settlement payments totaled $0.1 million in 2007 and less than $0.1 million in 2006.

While the Company is unable to predict the outcome of the current or future CBD proceedings, based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of the current beryllium proceedings will have a material adverse effect on the financial condition or cash flow of the Company. However, the Company’s results of operations could be materially affected by unfavorable results in one or more of these cases.

Environmental Proceedings

The Company has an active program for environmental compliance that includes the identification of environmental projects and estimating their impact on the Company’s financial performance and available resources. Environmental expenditures that relate to current operations, such as wastewater treatment and control of airborne emissions, are either expensed or capitalized as appropriate. The Company records reserves for the probable costs for environmental remediation projects. The Company’s environmental engineers perform routine ongoing analyses of the remediation sites and will use outside consultants to assist in their analyses from time to time. Accruals are based upon their analyses and are established at either the best estimate or, absent a best estimate, at the low end of the estimated range of costs. The accruals are revised for the results of ongoing studies and for differences between actual and projected costs. The accruals are also affected by rulings and negotiations with regulatory agencies. The timing of payments often lags the accrual, as environmental projects typically require a number of years to complete.

The undiscounted reserve balance was $5.2 million at December 31, 2007 and $5.1 million at December 31, 2006. The long-term portion of the reserve included in other long-term liabilities on the Consolidated Balance Sheets was $4.9 million at December 31, 2007 and $4.5 million at December 31, 2006. The remaining portion of the reserve in each year was included in other accrued liabilities. These reserves cover existing or currently foreseen projects. It is possible that additional environmental losses may occur beyond the current reserve, the extent of which cannot be estimated.

In 2007, the Company paid $0.1 million against the environmental reserve and expensed $0.2 million for changes in estimates and for a newly identified small project. In 2006, the Company paid $0.1 million against the reserve and expensed $0.3 million for changes in estimates. There were no new significant environmental sites or projects identified in 2006.

Long-term Obligation

The Company has a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and their marketing representative, Nukem, Inc. of Connecticut. The agreement was signed in 2000 and amended from time to time. An amendment in 2003 reduced the previous purchase commitments for copper beryllium master alloy, added commitments to purchase beryllium vacuum cast billets and extended the contract period to 2012. All materials under the arrangement are sourced from Ulba/Kazatomprom. The annual base purchase commitments total approximately $7.7 million in 2008. A new price will be renegotiated for the years 2008 through 2012. If a new price cannot be agreed to, then the material purchases will terminate with the 2008 delivery volumes. The Company was still in price negotiations with Nukem as of early in the first quarter 2008. The contract allows for the Company to purchase additional quantities of copper beryllium master alloy up to an annual maximum of 150,000 pounds of beryllium contained in the master alloy. The purchase of beryllium vacuum cast billets can be plus or minus 10% of the annual base quantity. The contract was amended in 2005 to provide an additional quantity of 120,000 pounds for the years 2005 to 2007 above the existing quantities. Purchases of beryllium-containing materials from Nukem were $6.4 million in 2007, $9.1 million in 2006 and $7.8 million in 2005.

The Company had agreements to purchase stated quantities of beryl ore, beryllium metal and copper beryllium master alloy from the Defense Logistics Agency of the U.S. Government that expired in 2007. The Company purchased the remaining quantities of beryl ore and copper beryllium master by December 31, 2006 while the 2007 purchases were only for beryllium metal. Purchases under these agreements totaled approximately $4.9 million in 2007, $0.7 million in 2006 and $7.5 million in 2005. The purchased material served as a raw material input for operations within Specialty Engineered Alloys and Beryllium and Beryllium Composites.

Other

One of the Company’s subsidiaries is a defendant in a U.S. legal case where the plaintiff is alleging patent infringement by the Company and a small number of its customers. The Company has provided an indemnity agreement to certain of those customers, under which the Company will pay any damages awarded by the court. The Company believes it has numerous and strong defenses applicable to both the Company and the indemnified customers and is contesting this action. Another company, which has intervened to claim ownership of the patents, has granted a paid up license for the benefit of the Company and its customers. The Company earlier filed suit against the plaintiff in the U.S. for wrongful intimidation of its customers and requested that certain of the plaintiff’s patents be invalidated. The Company also filed a suit in Australia to revoke a corresponding patent. The Australian court has ruled in the Company’s favor while the U.S. action is ongoing. A trial date for the patent infringement action has been reset for the third quarter 2008. The Company has not made any payments for damages on behalf of any customers as of December 31, 2007, nor has the Company recorded a reserve for losses under these indemnification agreements as of December 31, 2007. The Company does not believe a range of potential losses, if any, can be estimated at the present time.

The Company is subject to various other legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

The Company has outstanding letters of credit totaling $17.2 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues and other matters that expire in 2008.

Note K —	Common Stock and Stock-based Compensation

The Company has five million shares of Serial Preferred Stock authorized (no par value), none of which have been issued. Certain terms of the Serial Preferred Stock, including dividends, redemption and conversion, will be determined by the Board of Directors prior to issuance.

A reconciliation of the changes in the number of shares of common stock issued is as follows (in thousands):

Issued as of January 1, 2005	25,527
Exercise of stock options	30

Issued as of December 31, 2005	25,557
Exercise of stock options	841

Issued as of December 31, 2006	26,398
Exercise of stock options	296
Vesting of restricted shares	14

Issued as of December 31, 2007	26,708

On May 2, 2000 the Company’s Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each share of Common Stock outstanding as of the close of business on May 16, 2000. The plan allows for new shares issued after May 16, 2000 to receive one right subject to certain limitations and exceptions. Each right entitles the shareholder to buy one one-hundredth of a share of Serial Preferred Stock, Series A, at an initial exercise price of $110. A total of 450,000 unissued shares of Serial Preferred

Stock will be designated as Series A Preferred Stock. Each share of Series A Preferred Stock will be entitled to participate in dividends on an equivalent basis with one hundred shares of common stock and will be entitled to one vote. The rights will not be exercisable and will not be evidenced by separate right certificates until a specified time after any person or group acquires beneficial ownership of 20% or more (or announces a tender offer for 20% or more) of common stock. The rights expire on May 16, 2010, and can be redeemed for $0.01 per right under certain circumstances.

New stock incentive plans (the 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan) were approved at the May 2, 2006 annual meeting of shareholders. These plans authorize the granting of option rights, stock appreciation rights, performance restricted shares, performance shares, performance units and restricted shares. These new plans replaced the 1995 Stock Incentive Plan and the 1997 Stock Incentive Plan for Non-employee Directors, although there are still options outstanding under these plans.

Stock Options

Stock options may be granted to employees or non-employee directors of the Company. Option rights entitle the optionee to purchase common shares at a price equal to or greater than the market value on the date of the grant. Option rights granted to employees generally become exercisable (i.e., vest) over a four-year period and expire ten years from the date of the grant. Options granted to employees may also be issued with shorter vesting periods. Options granted to non-employee directors vest in six months and expire ten years from the date of the grant. The number of options available to be issued is established in plans approved by shareholders.

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

Effective January 1, 2006, the Company adopted Statement No. 123 (Revised), “Share-Based Payment”, hereinafter referred to as Statement 123 (R), which revises Statement No. 123 and supersedes APB No. 25. The revised statement requires compensation cost for all share-based payments, including employee stock options, to be measured at fair value and charged against income. Compensation cost is determined at the date of the award through the use of a pricing model and charged against income over the vesting period for each award. The Company adopted this statement using the modified prospective method and, as such, the prior period results do not reflect any restated amounts. Compensation cost on the outstanding stock options was less than $0.1 million in 2007 and $0.3 million in 2006. The expense was recorded within selling, general and administrative expense on the Consolidated Statements of Income. Operating profit and income before income taxes were reduced by this same amount accordingly. Earnings per share was reduced by less than $0.01 in 2007 as a result of compensation expense for the stock options that vested in 2007 and $0.01 in 2006. There were no stock options issued during 2007 and the recorded expense was associated with the outstanding unvested options issued in previous periods.

Compensation cost for stock options is recorded on a straight-line basis over the remaining vesting period of the options. There is no remaining unvested value to be expensed on the outstanding options as of December 31, 2007.

The following table presents the pro forma effect on net income and earnings per share for 2005 had compensation cost for the Company’s stock plans been determined consistent with Statement No. 123(R).

(Dollars in thousands except per share data)	2005

Net income, as reported	$17,825
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(1,947)

Pro forma net income	$15,878

Basic earnings per share, as reported	$0.93
Diluted earnings per share, as reported	0.92
Basic earnings per share, pro forma	0.83
Diluted earnings per share, pro forma	0.82

The fair value of stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for options issued:

2005

Risk-free interest rates	4.72%
Dividend yield	0%
Volatility	42.0%
Expected lives (in years)	6

The following table summarizes the Company’s stock option activity for the year ended December 31, 2007:

		Weighted-
		average		Weighted-
		Exercise	Aggregate	average
	Number of	Price Per	Intrinsic	Remaining
(In thousands, except per share data)	Options	Share	Value	Term

Outstanding at December 31, 2006	664	$16.30
Exercised	(296)	16.73
Expired/cancelled	(1)	14.09

Outstanding at December 31, 2007	367	15.95	$10,873	4.96 years

Vested and expected to vest as of December 31, 2007	367	15.95	10,873	4.96 years
Exercisable at December 31, 2007	367	15.95	10,873	4.96 years

Summarized information on options outstanding as of December 31, 2007 follows:

	Number	Weighted-	Weighted-
	Outstanding	average	average
	and	Remaining	Exercise
(In thousands, except per share data)	Exercisable	Life (in Years)	Price

Range of Option Prices
$5.55 - $8.10	36	5.25	$6.09
$12.15 - $14.80	77	4.32	12.86
$15.97 - $17.68	199	5.72	17.11
$20.64 - $26.72	55	2.91	22.57

	367	4.96	$15.95

Cash received from the exercise of stock options totaled $5.0 million in 2007, $13.6 million in 2006 and $0.4 million in 2005. The tax benefit realized from tax deductions from exercises was $2.8 million in 2007, $2.6 million in 2006 and $0 in 2005. The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $9.3 million, $8.2 million and $0.2 million, respectively.

The weighted-average grant date fair value of options granted was $17.12 per option during the year ended 2005. There were no stock options granted in 2007 or 2006.

Restricted Stock

The Company may grant restricted stock to employees and non-employee directors of the Company. These shares must be held and not disposed for a designated period of time as defined at the date of the grant and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the restricted shares is determined on the date of the grant and is amortized over the restriction period. The restriction period is typically three years.

The fair value of the restricted stock units is determined based on the stock price on the date of grant. The weighted-average grant date fair value for 2007 and 2006 was $44.98 and $24.77, respectively. There were no grants in 2005.

Compensation cost was $1.3 million in 2007, $0.3 million in 2006 and $0.1 million in 2005. The unamortized compensation cost on the outstanding restricted stock was $2.2 million as of December 31, 2007 and is expected to be amortized over a weighted-average period of 22 months.

The following table summarizes the restricted stock activity during 2007:

		Weighted-average
		Grant Date Fair
(Shares in thousands)	Number of Shares	Value

Outstanding at December 31, 2006	50	$22.67
Granted	61	44.98
Vested	(28)	20.86

Outstanding at December 31, 2007	83	$39.82

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

Under the 2005 to 2007 long-term incentive plan, awards will be paid in cash based upon the share price of the Company’s common stock at the end of the performance period. Costs are accrued based upon the current performance projections for the three-year period relative to the plan performance levels, the percentage of requisite service rendered and changes in the value of the Company’s stock. Adoption of Statement 123 (R) did not have a material impact on the calculation of the accrual under this plan and the accrual remained classified as a liability on the Consolidated Balance Sheet.

Under the 2006 to 2008 and the 2007 to 2009 long-term incentive plans, base awards will be settled in shares of the Company’s common stock while performance achievement in excess of the defined targets will be paid in cash based upon the share price of the Company’s common stock as of the end of the performance period. Compensation expense is based upon the performance projections for the three-year period, the percentage of requisite service rendered and the fair market value of the Company’s common stock on the date of the grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity which totaled $1.9 million for 2007, $0.7 million in 2006 and zero in 2005. The related balance in shareholders’ equity was $2.6 million as of December 31, 2007.

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

The following table summarizes the stock activity for the directors’ deferred compensation plan during 2007:

		Weighted-average
		Grant Date Fair
(Shares in thousands, except per share data)	Number of Shares	Value

Outstanding at December 31, 2006	88	$17.92
Granted	3	45.22
Distributions	(14)	45.24

Outstanding at December 31, 2007	77	$27.67

The Company recorded an expense of $0.3 million on the directors’ deferred compensation plan in 2007, an expense of $1.3 million for 2006 and income of $0.2 million in 2005. During the years ended December 31, 2007, 2006 and 2005, the weighted-average grant date fair value of shares granted was $45.22, $22.81 and $17.08, respectively.

Stock Appreciation Rights

The Company may grant stock appreciation rights (SARs) to certain employees and non-employee directors. Upon exercise of vested SARs, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the Company’s common stock at the time of the exercise and the strike price established in the SARs agreement) divided by the common stock price. The strike price of the SARs is equal to or greater than the market value of the Company’s common shares on the day of the grant. The number of SARs available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARs are established in the SARs agreement at the time of the grant. The exercise of the SARs is satisfied by the issuance of treasury shares.

In the first quarter of 2007, the Company issued approximately 40,000 SARs at a strike price of $44.72 per share. The SARs vest three years from the date of grant and expire in ten years.

		Weighted-
		average		Weighted-
		Exercise	Aggregate	average
	Number of	Price Per	Intrinsic	Remaining
	SARs	Share	Value	Term
(In thousands, except per share data)

Outstanding at December 31, 2006	117	$24.03
Granted	40	44.72

Outstanding at December 31, 2007	157	29.35	$2,544	8.54 years

Vested and expected to vest as of December 31, 2007	157	29.35	2,544	8.54 years
Exercisable at December 31, 2007	—	—	—	—

The fair value of the SARs granted in 2007 was $22.77. The fair value will be amortized to compensation cost on a straight-line basis over the three-year vesting period. Compensation cost was $0.7 million, $0.3 million and $0 for 2007, 2006 and 2005, respectively which is included in selling, general and administrative expense. The unamortized compensation cost balance was $1.3 million as of December 31, 2007.

The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2007	2006

Risk-free interest rate	5.03%	4.69%
Dividend yield	0%	0%
Volatility	45.7%	44.2%
Expected lives (in years)	6	6

The risk-free rate of return was based upon the three-month Treasury bill rate at the time the SARs were granted. The Company has not paid a dividend since 2001. The share price volatility was calculated based upon the actual closing prices of the Company’s shares at month end over a period of approximately ten years prior to the granting of the SARs. This approach to measuring volatility is consistent with the approach used to calculate the volatility assumption in the valuation of stock options under the disclosure only provisions of Statement 123 prior to 2006. Prior analyses indicated that the Company’s employee stock options have an average life of approximately six years. Prior to 2006, the Company had not granted SARs in a significant number of years. Management believes that the SARs have similar features and should function in a similar manner to employee stock options and therefore a six-year average expected life was assigned to the SARs granted in 2007 and 2006.

Note L —	Other Comprehensive Income

The following table summarizes the cumulative net gain/(loss) by component, net of tax, within other comprehensive income as of December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005

(Dollars in thousands)
Foreign currency translation adjustment	$41	$(1,583)	$(2,188)
Derivative financial instruments (net of taxes of ($1,859) in 2007, $322 in 2006 and $0 in 2005)	555	4,604	3,981
Minimum pension and other retirement plan liability (net of taxes of $2,902 in 2007, $1,108 in 2006 and $0 in 2005)	(25,172)	(26,341)	(36,830)

Total	$(24,576)	$(23,320)	$(35,037)

Note M —	Segment Reporting and Geographic Information

	Advanced		Beryllium
	Material	Specialty	and	Engineered
	Technologies	Engineered	Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

2007
Revenues from external customers	$519,940	$289,971	$60,489	$70,886	$941,286	$14,423	$955,709
Intersegment revenues	5,152	3,546	1,062	2,127	11,887	—	11,887
Operating profit	59,366	7,585	7,837	4,726	79,514	4,951	84,465
Depreciation, depletion and amortization	5,340	12,510	900	2,340	21,090	2,790	23,880
Expenditures for long-lived assets	10,337	12,485	5,089	2,963	30,874	2,676	33,550
Assets	188,936	229,582	38,148	26,843	483,509	67,042	550,551
2006
Revenues from external customers	$343,448	$275,641	$57,627	$68,734	$745,450	$17,604	$763,054
Intersegment revenues	4,332	5,572	732	3,000	13,636	27	13,663
Operating profit (loss)	30,536	7,948	7,448	2,742	48,674	(4,834)	43,840
Depreciation, depletion and amortization	5,770	12,540	1,040	2,436	21,786	2,816	24,602
Expenditures for long-lived assets	6,283	4,530	1,920	1,756	14,489	1,033	15,522
Assets	149,451	234,366	33,042	26,232	443,091	55,515	498,606
2005
Revenues from external customers	$209,540	$213,805	$53,070	$49,956	$526,371	$14,896	$541,267
Intersegment revenues	2,752	3,832	728	2,251	9,563	—	9,563
Operating profit (loss)	20,417	(5,351)	9,845	663	25,574	(6,065)	19,509
Depreciation, depletion and amortization	2,903	12,230	969	2,460	18,562	3,113	21,675
Expenditures for long-lived assets	4,002	7,140	965	1,060	13,167	608	13,775
Assets	90,902	211,664	32,160	25,923	360,649	42,053	402,702

Intersegment revenue is eliminated in consolidation. The revenues from external customers are presented net of intersegment revenues. Segments are evaluated using operating profit.

The All Other column includes the operating results of Zentrix Technologies Inc., Circuits Processing Technology, Inc. (CPT) and BEM Services, Inc., all wholly owned subsidiaries, and other corporate expenses. Zentrix manufactures electronic packages and other components for sale to the telecommunications and computer and automotive electronics market. In the first quarter 2007, the Company sold the operating assets of CPT, a small facility that manufactured circuitry for defense and commercial applications. BEM Services Inc. provides administrative and financial services to the other business in the Company on a cost-plus basis. The All Other assets include those used by the aforementioned subsidiaries as well as cash and long-term deferred income taxes.

Sales from U.S. operations to external domestic and foreign customers were $714.3 million in 2007, $585.8 million in 2006 and $409.3 million in 2005. Revenues attributed to countries based upon the location of customers and long-lived assets, which include property, plant and equipment, intangible assets and goodwill, deployed by country are as follows:

(Dollars in thousands)	2007	2006	2005

Revenues
United States	$542,753	$499,681	$362,160
All other	412,956	263,373	179,107

Total	$955,709	$763,054	$541,267

Long-lived assets
United States	$203,473	$196,328	$183,127
All other	12,896	10,506	10,449

Total	$216,369	$206,834	$193,576

No individual country, other than the United States, or customer accounted for 10% or more of the Company’s revenues for the years presented. Revenues from outside the United States are primarily from Asia and Europe.

Note N —	Litigation Settlement Gain

In the fourth quarter 2007, the Company reached an agreement to settle a lawsuit against its former insurers. The Company originally filed the lawsuit in an attempt to resolve a dispute over how insurance coverage should be applied to incurred legal defense costs and indemnity payments. In the third quarter 2006, the court issued a summary judgment in the Company’s favor and awarded the Company damages of $7.8 million to be paid by the Company’s former insurance providers. The damages represent costs previously paid by the Company over a number of years that were not reimbursed by the insurance providers. The damages also included accrued interest on those costs. Due to uncertainties surrounding the appeal process and the ultimate collection of the award, the $7.8 million was never recorded in the Consolidated Financial Statements.

Under the terms of the settlement, the insurers must pay the Company $17.5 million in cash, provide enhanced insurance coverage and apply insurance coverage to costs and indemnity payments in a manner consistent with the Company’s interpretation. See Note J to the Consolidated Financial Statements. The Company agreed to withdraw its bad faith claim, which had been scheduled for trial in the first quarter 2008, and dismissed its rights to the prior $7.8 million award.

The Company applied $1.1 million of the settlement against indemnity and defense costs that had been previously recorded on the Consolidated Balance Sheet as recoverable costs from the insurance providers, with the remaining $16.4 million of the settlement recorded as income. The Company incurred $7.7 million in legal costs during 2007 pursuing this action. The net $8.7 million benefit was recorded as a litigation settlement gain on the Consolidated Statement of Income.

The $17.5 million proceeds were not received prior to December 31, 2007. However, during the fourth quarter 2007, one of the defendants paid $6.2 million directly to the Company’s attorneys, reducing the Company’s receivable from this settlement as well as the Company’s payable to the attorneys by the same amount. The remaining $11.3 million due the Company, which was recorded under other receivables on the Consolidated Balance Sheet as of December 31, 2007, was received early in the first quarter 2008.

Note O —	Interest

Interest expense associated with active construction and mine development projects is capitalized and amortized over the future useful lives of the related assets. The following chart summarizes the interest incurred, capitalized and paid, as well as the amortization of capitalized interest for 2007, 2006 and 2005:

(Dollars in thousands)	2007	2006	2005

Interest incurred	$2,138	$4,271	$6,631
Less capitalized interest	378	136	259

Total net expense	$1,760	$4,135	$6,372

Interest paid	$2,104	$3,874	$7,345

Amortization of capitalized interest included in cost of sales	$567	$525	$587

The difference in expense among 2007, 2006 and 2005 was due to changes in the level of outstanding debt and the average borrowing rate. Amortization of deferred financing costs within interest expense was $0.4 million in 2007, $0.5 million in 2006 and $1.1 million in 2005. The amortization was lower in 2007 and 2006 than in 2005 due to the early termination of debt and the write-off of $2.8 million of associated deferred financing costs in 2005.

Note P —	Income Taxes

Income before income taxes and income taxes (benefit) are comprised of the following components, respectively:

(Dollars in thousands)	2007	2006	2005

Income before income taxes:
Domestic	$79,545	$34,001	$10,866
Foreign	3,160	5,704	2,271

Total before income taxes	$82,705	$39,705	$13,137

Income taxes (benefit):
Current income taxes:
Domestic	$13,152	$1,159	$720
Foreign	968	1,602	443

Total current	14,120	2,761	1,163
Deferred income taxes:
Domestic	$13,215	$9,259	$2,213
Foreign	1,160	(160)	66
Valuation allowance	925	(21,758)	(8,130)

Total deferred	15,300	(12,659)	(5,851)

Total income taxes (benefit)	$29,420	$(9,898)	$(4,688)

The reconciliation of the federal statutory and effective income tax rates follows:

	2007	2006	2005

Federal statutory rate	35.0%	34.0%	34.0%
State and local income taxes, net of federal tax effect	0.9	2.0	3.0
Effect of excess of percentage depletion over cost depletion	(1.4)	(2.7)	(6.1)
Manufacturing production deduction	(1.2)	—	—
Officers’ compensation	1.5	1.0	1.5
Stock warrants	—	—	0.8
Extraterritorial income exclusion	—	(3.5)	(6.6)
Taxes on foreign source income	1.0	(1.3)	(1.8)
Valuation allowance	—	(54.8)	(61.9)
Other items	(0.2)	0.4	1.4

Effective tax rate (benefit)	35.6%	(24.9)%	(35.7)%

Included in current domestic income taxes, as shown in the Consolidated Statements of Income, are $1.2 million, $1.2 million, and $0.6 million of state and local income taxes in 2007, 2006 and 2005, respectively.

The Company made domestic and foreign income tax payments of $13.8 million, $1.8 million and $2.1 million in 2007, 2006 and 2005, respectively.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Dollars in thousands)	2007	2006

Post-retirement benefits other than pensions	$13,633	$13,484
Alternative minimum tax credit	9,677	11,147
Other reserves	8,375	5,818
Environmental reserves	1,817	1,715
Pensions	7,721	7,838
Derivative instruments and hedging activities	622	—
Net operating loss and credit carryforward	2,279	16,863

	44,124	56,865
Valuation allowance	(1,241)	(316)

Total deferred tax assets	42,883	56,549

Depreciation	(28,430)	(30,397)
Amortization	(4,135)	(3,898)
Inventory	(7)	(781)
Derivative instruments and hedging activities	—	(830)
Capitalized interest expense	(676)	(686)
Mine development	(2,475)	(833)
Miscellaneous	(96)	(159)

Total deferred tax liabilities	(35,819)	(37,584)

Net deferred tax asset	$7,064	$18,965

The Company has deferred income tax assets offset with a valuation allowance for state and foreign net operating loss and state investment tax credit carryforwards. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.

At December 31, 2007, for income tax purposes, the Company had foreign net operating loss carryforwards totaling $4.3 million that do not expire, and state net operating loss carryforwards of $20.2 million that expire in calendar years 2008 through 2025. The Company had state investment tax credits of $1.0 million that expire in calendar years 2008 through 2014 and alternative minimum tax credit carryforwards totaling $9.7 million that do not expire.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to US federal examinations for years before 1999, state and local examinations for years before 2004, and foreign examinations for tax years before 2001. The Company is presently under examination for the income tax filings in state and foreign jurisdictions.

A reconciliation of the Company’s unrecognized tax benefits for the year-to-date period ending December 31, 2007 is as follows:

(Dollars in thousands)

Balance as of January 1, 2007	$5,405
Addition to tax positions related to current year	7
Reduction to tax positions related to prior years	(44)

Balance as of December 31, 2007	$5,368

At December 31, 2007, the Company had $5.4 million of unrecognized tax benefits, of which $4.3 million would affect the Company’s effective tax rate if recognized. The gross unrecognized tax benefits will differ from the amount that would affect the effective tax rate due to the impact of foreign country offsets relating to transfer pricing adjustments and other offsetting items.

The Company classifies all interest and penalties as income tax expense. The Company has recorded approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company may decrease its unrecognized tax benefits by $1.3 million within the next twelve months due to the potential expiration of statutes of limitation.

A provision has not been made with respect to $22.3 million of unremitted earnings at December 31, 2007 because such earnings are considered to be reinvested indefinitely. It is not practical to estimate the amount of unrecognized deferred tax liability for undistributed foreign earnings.

Note Q —	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (EPS):

	2007	2006	2005

Numerator for basic and diluted EPS:
Net income (in thousands)	$53,285	$49,603	$17,825
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,320,000	19,665,000	19,219,000
Effect of dilutive securities:
Stock options and SARs	240,000	542,000	137,000
Restricted stock	28,000	27,000	15,000
Performance restricted shares	24,000	—	—

Diluted potential common shares	292,000	569,000	152,000

Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,612,000	20,234,000	19,371,000

Basic EPS	$2.62	$2.52	$0.93

Diluted EPS	$2.59	$2.45	$0.92

There were no shares excluded from the diluted earnings per share calculation for 2007 because they were anti-dilutive. Options to purchase common stock with exercise prices in excess of the average annual share price totaling 53,000 in 2006 and 817,000 in 2005 were excluded from the diluted EPS calculations as their effect would have been anti-dilutive.

Note R —	Related Party Transactions

The Company had outstanding loans of $0.1 million with five employees, including one executive officer, at December 31, 2007 and December 31, 2006. The loans were made in the first quarter 2002 pursuant to life insurance agreements between the Company and the employees. The portion of the premiums paid by the Company is treated as a loan from the Company to the employees and the loans are secured by the insurance policies, which are owned by the employees. The agreements require each employee to maintain the insurance policy’s cash surrender value in an amount at least equal to the outstanding loan balance. The loans are payable from the insurance proceeds upon the employee’s death or at an earlier date due to the occurrence of specified events. The loans bear an interest rate equal to the applicable federal rate. There have been no modifications to the loan terms since the inception of the agreements.

Note S —	Subsequent Event

In the first quarter 2008, one of the Company’s subsidiaries acquired the operating assets of Techni-Met, Inc. of Windsor, Connecticut for $87.4 million in cash. Techni-Met produces precision precious metal coated flexible polymeric films used in a variety of high end applications, including diabetes diagnostic test strips. Techni-Met sources the majority of its precious metal requirements from the Company’s Advanced Material Technologies and Services segment. Techni-Met employs approximately 45 people at its two facilities in the Windsor area.

The Company financed the acquisition with a combination of cash on hand and borrowings under the new $240.0 million revolving credit agreement. The purchase price included $9.0 million to be held in escrow pending resolution of various matters as detailed in the purchase agreement. Immediately after the purchase, the Company sold Techni-Met’s precious metal inventory to a financial institution for its market value of $24.3 million and consigned it back under the existing consignment lines.

Note T —	Quarterly Data (Unaudited)

The following tables summarize selected quarterly financial data for the years ended December 31, 2007 and 2006:

	2007
	First	Second	Third	Fourth
(Dollars in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$250,314	$233,563	$230,928	$240,904	$955,709
Gross profit	69,384	41,781	46,273	39,234	196,672
Percent of sales	27.7%	17.9%	20.0%	16.3%	20.6%
Net income	23,114	7,939	9,908	12,324	53,285
Net income per share of common stock:
Basic	1.15	0.39	0.49	0.60	2.62
Diluted	1.12	0.38	0.48	0.60	2.59
Stock price range:
High	50.45	61.82	53.00	58.74
Low	30.58	39.70	34.17	33.57

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$167,723	$187,078	$200,426	$207,827	$763,054
Gross profit	34,143	39,819	39,711	48,499	162,172
Percent of sales	20.4%	21.3%	19.8%	23.3%	21.3%
Net income	5,227	6,968	7,087	30,321	49,603
Net income per share of common stock:
Basic	0.27	0.36	0.36	1.52	2.52
Diluted	0.27	0.35	0.35	1.48	2.45
Stock price range:
High	21.64	26.94	28.67	36.85
Low	15.81	17.67	20.21	22.95

Fourth quarter 2006 results include a $21.3 million benefit related to the reversal of the Company’s deferred tax valuation allowance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors” in the proxy statement for our 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated by reference into this section. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors — Audit Committee” and “— Audit Committee Expert, Financial Literacy and Independence” in the proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions, in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. These materials, along with the charters of the Audit, Governance and Organization, Compensation and Retirement Plan Review Committees of our Board of Directors, which also comply with applicable requirements, are available on our website at www.beminc.com, and copies are also available upon request by any shareholder to Secretary, Brush Engineered Materials Inc., 17876 St. Clair Avenue, Cleveland, Ohio 44110. We make our reports on Forms 10-K, 10-Q and 8-K available on our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments and/or waivers to our Code of Conduct Policy, Statement on Significant Corporate Governance Issues and Committee Charters will also be made available on our website. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated by reference from the sections entitled “Executive Compensation” and “2007 Director Compensation” in the proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 regarding beneficial ownership is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Table

	Number of				Securities
	Securities to be				Remaining Available
	Issued Upon		Weighted-average		for Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding		Outstanding		Compensation Plans
	Options, Warrants		Options, Warrants		(Excluding Securities
	and Rights		and Rights		Reflected in Column(a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	807,943	(1)	$21.63	(2)	921,988	(3)
Equity compensation plans not approved by security holders	—				—
Total	807,943		$21.63		921,988

(1)	Consists of options awarded under the 1979, 1984, 1989, 1995 and 2006 Stock Incentive Plans, the 1990 and 1997 Non-employee Director Stock Incentive Plans and the 2006 Non-employee Director Equity Plan. This amount includes 75,185 restricted shares, 7,832 restricted stock units, and 200,431 performance restricted shares at the target level. In addition, up to 100,215 performance shares could be issued if performance goals are achieved above target.

(2)	The weighted average calculation does not include restricted shares, restricted stock units, or performance restricted shares as they have no exercise price.

(3)	Represents the number of shares of common stock available to be awarded as of December 31, 2007. Effective May 2, 2006, all equity compensation awards are granted pursuant to the shareholder approved 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under Item 13 is incorporated by reference from the sections entitled “Related Party Transactions” and “Corporate Governance; Committees of the Board of Directors — Board Independence” of the proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 is incorporated by reference from the section entitled “Ratification of Independent Registered Public Accounting Firm” of the proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Supplemental Information

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a) 2. Financial Statement Schedules

The following consolidated financial information for the years ended December 31, 2007, 2006 and 2005 is submitted herewith:

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

(3a)	Amended and Restated Articles of Incorporation of Brush Engineered Materials Inc. (filed as Annex B to the Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
(3b)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Exhibit 4b to the Current Report on Form 8-K filed by Brush Wellman Inc. on May 16, 2000), incorporated herein by reference.
(4a)	Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A. as Rights Agent (filed as Exhibit 4a to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on May 16, 2000), incorporated herein by reference.
(4b)	First Amendment to Rights Agreement, dated as of December 7, 2004, by and between Brush Engineered Materials Inc. and LaSalle Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(4c)	Indenture Modification between Toledo-Lucas County Port Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Quarterly Report on Form 10-Q filed by Brush Engineered Materials Inc. on August 11, 2003), incorporated herein by reference.
(4d)	Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.
(4e)	Amended and Restated Credit Agreement dated January 31, 2007 among Brush Engineered Materials Inc. and other borrowers and J. P. Morgan/Chase Bank, N.A, acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K on January 31, 2007), incorporated herein by reference. (Superseded by Exhibit 4f).
(4f)	Credit Agreement dated November 7, 2007 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K on November 7, 2007), incorporated herein by reference.
(4g)	First Amendment to Credit Agreement dated December 20, 2007 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Form 8-K filed by Brush Engineered Materials Inc. on December 26, 2007), incorporated herein by reference.
(4h)	Amended and Restated Precious Metals Agreement dated September 28, 2007 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on October 2, 2007), incorporated herein by reference. (Superseded by Exhibit 4i).

(4i)	Second Amended and Restated Precious Metals Agreement dated December 28, 2007 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 28, 2007), incorporated herein by reference.
(10a)*	Form of Indemnification Agreement entered into by the Company and its executive officers and key employees (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2005), incorporated herein by reference.
(10b)*	Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2005), incorporated herein by reference.
(10c)*	Form of Severance Agreement for Executive Officers (filed as Exhibit 10f to the Company’s Form 10-K Annual Report for the year ended December 31, 2001), incorporated herein by reference. (Superseded by Exhibit 10d).
(10d)*	Form of Severance Agreement for Executive Officers (filed as Exhibit 10.6 to Amendment No. 1 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10e)*	Form of Severance Agreement for Key Employees (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10f)*	Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company’s Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference.
(10g)*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Form 10-K Annual Report for the year ended December 31, 1994), incorporated herein by reference. Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10h)*	2006 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
(10i)*	2007 Management Performance Compensation Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10j)*	2008 Management Performance Compensation Plan (filed as Exhibit 99.1) to the Current Report on Form 8-K filed on February 12, 2008), incorporated herein by reference.
(10k)*	Long-term Incentive Plan for the performance period January 1, 2004 through December 31, 2006 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2006), incorporated herein by reference.
(10l)*	Long-term Incentive Plan for the performance period January 1, 2005 through December 31, 2007 (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 7, 2005), incorporated herein by reference.
(10m)*#	Long-term Incentive Plan for the performance period January 1, 2006 through December 31, 2008.
(10n)*	Long-term Incentive Plan for the performance period January 1, 2007 through December 31, 2009 (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10o)*#	Long-term Incentive Plan for the performance period January 1, 2008 through December 31, 2010.
(10p)*	1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc. as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.
(10q)*	Amendment, effective May 16, 2000, to the 1979 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 5 to Registration Statement on Form S-8, No. 2-64080), incorporated herein by reference.
(10r)*	1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush Wellman Inc. as Exhibit 4.4 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.
(10s)*	Amendment, effective May 16, 2000, to the 1984 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement on Form S-8, No. 2-90724), incorporated herein by reference.

(10t)*	1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement on Form S-8, No. 33-28605), incorporated herein by reference.
(10u)*	Amendment, effective May 16, 2000, to the 1989 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-28605, incorporated herein by reference.
(10v)*	1995 Stock Incentive Plan (as Amended March 3, 1998) (filed as Appendix A to the Company’s Proxy Statement dated March 16, 1998), incorporated herein by reference.
(10w)*	Amendment, effective May 16, 2000, to the 1995 Stock Incentive Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement No. 333-63357), incorporated herein by reference.
(10x)*	Amendment No. 2, effective February 1, 2005, to the 1995 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10y)*	2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10z)*	Amendment No. 1, effective January 1, 2007, to the Brush Engineered Materials Inc. 2006 Stock Incentive Plan (filed as Exhibit 10z to the Company’s Form 10-K Annual Report for the year ended December 31, 2006), incorporated herein by reference.
(10aa)*	Form of Nonqualified Stock Option Agreement, (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10ab)*	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10ac)*	Form of Nonqualified Stock Option Agreement for Mr. Harnett (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 7, 2005) incorporated herein by reference.
(10ad)*	Form of Special Restricted Stock Agreement (filed as Exhibit 10w to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10ae)*	Form of 2004 Special Restricted Stock Agreement (filed as Exhibit 10x to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10af)*	Form of 2007 Restricted Stock Agreement (filed as Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10ag)*#	Form of 2008 Restricted Stock Agreement.
(10ah)*	Form of 2005 Performance Share Agreement (filed as Exhibit 10y to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10ai)*	Form of 2006 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10aj)*	Form of 2007 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10ak)*#	Form of 2008 Performance Restricted Share and Performance Share Agreement.
(10al)*	Form of 2006 Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 8, 2006), incorporated herein by reference.
(10am)*	Form of 2007 Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to Amendment No. 1 to the Current Report on Form 8-K filed on February 16, 2007), incorporated herein by reference.
(10an)*#	Form of 2008 Stock Appreciation Rights Agreement.
(10ao)*	Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company’s Form 10-K Annual Report for the year ended December 31, 1992), incorporated herein by reference.
(10ap)*	Amendment No. 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company’s Form 10-K Annual Report for the year ended December 31, 1995), incorporated herein by reference.
(10aq)*	Amendment No. 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10ar)*	Amendment No. 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

(10as)*	Amendment No. 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10at)*	Amendment No. 6, adopted September 1999, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10au)*	Amendment No. 7, adopted May 2000, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10v to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10av)*	Amendment No. 8, adopted December 21, 2001, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10aw)*	Amendment No. 9, adopted December 22, 2003, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10ax)*	Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-52141 filed by Brush Wellman Inc. on May 5, 1998, incorporated herein by reference.
(10ay)*	Amendment No. 1 to the Key Employee Share Option Plan, (effective May 16, 2005) (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-52141), incorporated herein by reference.
(10az)*	Amendment No. 2 to the Key Employee Share Option Plan dated June 10, 2005 (filed as Exhibit 10aw to the Company’s Form 10-K Annual Report for the year ended December 31, 2006), incorporated herein by reference.
(10ba)*	1997 Stock Incentive Plan for Non-employee Directors, (As Amended and Restated as of May 1, 2001) (filed as Appendix B to the Company’s Proxy Statement dated March 19, 2001), incorporated herein by reference.
(10bb)*	Amendment No. 1 to the 1997 Stock Incentive Plan for Non-employee Directors, (filed as Exhibit 10gg to the Company’s Form 10-K Annual Report for the year ended December 31, 2003), incorporated herein by reference.
(10bc)*	Form of Nonqualified Stock Option Agreement for Non-employee Directors (filed as Exhibit 10mm to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10bd)*	1992 Deferred Compensation Plan for Non-employee Directors (As Amended and Restated as of December 2, 1997) (filed as Exhibit 4d to the Registration Statement on Form S-8, No. 333-63353, filed by Brush Wellman Inc.), incorporated herein by reference.
(10be)*	2000 Reorganization Amendment, dated May 16, 2000, to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.
(10bf)*	Amendment No. 1 (effective September 11, 2001) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4c to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-74296), incorporated herein by reference.
(10bg)*	Amendment No. 2 (effective September 13, 2004) to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report for the quarter ended October 1, 2004), incorporated herein by reference.
(10bh)*	Amendment No. 3 (effective January 1, 2005) to the 1997 Deferred Compensation Plan for Non- employee Directors (filed as Exhibit 10rr to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10bi)*	2005 Deferred Compensation Plan for Non-employee Directors (effective January 1, 2005) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(10bj)*	2006 Non-employee Director Equity Plan (filed as Exhibit 10.6 to the Current Report on Form 8-K filed 8, 2006), incorporated herein by reference.
(10bk)*	Amendment No. 1 (effective January 1, 2007) to the Brush Engineered Materials Inc. 2006 Non-employee Director Equity Plan (filed as Exhibit 10bh to the Company’s Form 10-K Annual Report for the year ended December 31, 2006) incorporated herein by reference.

(10bl)*	Amendment No. 2 (effective February 8, 2007) to the Brush Engineered Materials Inc. 2006 Non- employee Director Equity Plan. (Filed as Exhibit 10bi to the Company’s Form 10-K Annual Report for the year ended December 31, 2006) incorporated herein by reference.
(10bm)*	Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10.21 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on December 13, 2004), incorporated herein by reference.
(10bn)*	Amendment No. 1 to the Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Brush Engineered Materials Inc. on February 8, 2006), incorporated herein by reference.
(10bo)*	Amendment No. 2 to the Executive Deferred Compensation Plan II (effective January 1, 2005) (filed as Exhibit 10bl to the Company’s Form 10-K Annual Report for the year ended December 31, 2006), incorporated herein by reference.
(10bp)*	Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
(10bq)*	Trust Agreement between the Company and Fifth Third, dated March 10, 2005 relating to the 2005 Executive Deferred Compensation Plan II (filed as Exhibit 10ww to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10br)*	Trust Agreement between the Company and Fifth Third Bank dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on September 29, 2006), incorporated herein by reference.
(10bs)	Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company’s Form 10-K Annual Report for the year ended December 31, 1996), incorporated herein by reference.
(10bt)	Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report for the quarter ended June 27, 2003), incorporated herein by reference.
(10bu)	Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report for the quarter ended September 26, 2003), incorporated herein by reference.
(10bv)	Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Form 10-K Annual Report for the year ended December 31, 2004), incorporated herein by reference.
(10bw)#	Asset Purchase Agreement by and between Williams Advanced Materials Inc. and Techni-Met, Inc. dated December 20, 2007.
(21)	Subsidiaries of the Registrant
(23)	Consent of Ernst & Young LLP
(24)	Power of Attorney
(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350

*	Denotes a compensatory plan or arrangement.

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

By: /s/ RICHARD J. HIPPLE Richard J. Hipple Chairman of the Board, President and Chief Executive Officer	By: /s/ JOHN D. GRAMPA John D. Grampa Sr. Vice President Finance and Chief Financial Officer

February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. HIPPLE Richard J. Hipple	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ JOHN D. GRAMPA John D. Grampa	Sr. Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ ALBERT C. BERSTICKER* Albert C. Bersticker*	Director	February 29 2008

/s/ JOSEPH P. KEITHLEY* Joseph P. Keithley*	Director	February 29, 2008

/s/ WILLIAM B. LAWRENCE* William B. Lawrence*	Director	February 29, 2008

/s/ WILLIAM P. MADAR* William P. Madar*	Director	February 29, 2008

/s/ WILLIAM G. PRYOR* William G. Pryor*	Director	February 29, 2008

/s/ N. MOHAN REDDY* N. Mohan Reddy*	Director	February 29, 2008

/s/ WILLIAM R. ROBERTSON* William R. Robertson*	Director	February 29, 2008

/s/ JOHN SHERWIN, JR.* John Sherwin, Jr.*	Director	February 29, 2008

*The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. GRAMPA John D. Grampa Attorney-in-Fact	February 29, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Years ended December 31, 2007, 2006 and 2005

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
	Balance at Beginning	Charged to Costs	Charged to Other		Deduction-		Balance at End
DESCRIPTION	of Period	and Expenses	Accounts-Describe		Describe		of Period

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,822,000	$(300,000)	$0		$402,000(B	)	$1,120,000
Inventory reserves and obsolescence	$4,455,000	$2,744,000	$0		$3,851,000(C	)	$3,348,000
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,315,000	$856,000	$0		$349,000(B	)	$1,822,000
Inventory reserves and obsolescence	$2,711,000	$1,348,000	$1,554,000(A	)	$1,158,000(C	)	$4,455,000
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,555,000	$161,000	$0		$401,000(B	)	$1,315,000
Inventory reserves and obsolescence	$3,166,000	$1,709,000	$0		$2,164,000(C	)	$2,711,000

Note (A) — Beginning balance from acquisition
Note (B) — Bad debts written-off, net of recoveries
Note (C) — Inventory write-off