Form 10-Q
period 2008-03-28
BRUSH ENGINEERED MATERIALS INC
filed 2008-05-02
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of April 25, 2008 there were 20,391,318 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended March 28, 2008 are as follows:

Consolidated Statements of Income — First Quarter ended March 28, 2008 and March 30, 2007	2

Consolidated Balance Sheets — March 28, 2008 and December 31, 2007	3

Consolidated Statements of Cash Flows — First Quarter ended March 28, 2008 and March 30, 2007	4
EX-10.1
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Dollars in thousands except share and	Mar. 28,	Mar. 30,
per share amounts)	2008	2007

Net sales	$226,347	$250,314
Cost of sales	189,329	180,930

Gross margin	37,018	69,384
Selling, general and administrative expense	26,789	28,670
Research and development expense	1,497	1,326
Other-net	761	2,533

Operating profit	7,971	36,855
Interest expense — net	336	683

Income before income taxes	7,635	36,172
Income taxes	3,039	13,058

Net income	$4,596	$23,114

Per share of common stock: basic	$0.23	$1.15
Weighted average number of common shares outstanding	20,389,000	20,153,000
Per share of common stock: diluted	$0.22	$1.12
Weighted average number of common shares outstanding	20,583,000	20,613,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Mar. 28,	Dec. 31,
(Dollars in thousands)	2008	2007

Assets
Current assets
Cash and cash equivalents	$12,270	$31,730
Accounts receivable	113,930	97,424
Other receivables	—	11,263
Inventories	175,823	165,189
Prepaid expenses	20,137	17,723
Deferred income taxes	6,178	6,107

Total current assets	328,338	329,436
Other assets	33,574	11,804
Related-party notes receivable	98	98
Long-term deferred income taxes	—	1,139
Property, plant and equipment	608,172	583,961
Less allowances for depreciation, depletion and amortization	407,461	397,786

	200,711	186,175
Goodwill	40,380	21,899

Total Assets	$603,101	$550,551

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$39,772	$24,903
Current portion of long-term debt	600	600
Accounts payable	30,226	27,066
Other liabilities and accrued items	43,637	55,936
Unearned revenue	788	2,569
Income taxes	1,567	2,109

Total current liabilities	116,590	113,183
Other long-term liabilities	12,682	11,629
Retirement and post-employment benefits	59,331	57,511
Long-term income taxes	4,327	4,327
Deferred income taxes	492	182
Long-term debt	50,005	10,005
Shareholders’ equity	359,674	353,714

Total Liabilities and Shareholders’ Equity	$603,101	$550,551

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
	Mar. 28,	Mar. 30,
(Dollars in thousands)	2008	2007

Net income	$4,596	$23,114
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	7,032	6,158
Amortization of mine costs	1,925	—
Amortization of deferred financing costs in interest expense	90	107
Derivative financial instrument ineffectiveness	222	34
Stock-based compensation expense	1,257	939
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(8,491)	(9,253)
Decrease (increase) in other receivables	11,263	—
Decrease (increase) in inventory	(5,743)	(17,970)
Decrease (increase) in prepaid and other current assets	(2,580)	(1,047)
Decrease (increase) in deferred income taxes	40	—
Increase (decrease) in accounts payable and accrued expenses	(12,688)	(14,001)
Increase (decrease) in unearned revenue	(1,781)	1,061
Increase (decrease) in interest and taxes payable	1,339	10,272
Increase (decrease) in other long-term liabilities	3,221	(1,896)
Other — net	(2,781)	(2,184)

Net cash used in operating activities	(3,079)	(4,666)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(7,048)	(4,845)
Payments for mine development	(21)	(1,974)
Payments for purchase of business net of cash received	(87,445)	—
Proceeds from sale of acquired inventory to consignment	24,325	—
Proceeds from sale of business	—	2,150
Proceeds from sale of property, plant and equipment	—	51
Other investments — net	66	2

Net cash used in investing activities	(70,123)	(4,616)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	14,304	(5,009)
Proceeds from issuance of long-term debt	40,000	15,000
Repayment of long-term debt	—	(5,037)
Issuance of common stock under stock option plans	12	3,288
Tax benefit from exercise of stock options	3	1,713

Net cash provided from financing activities	54,319	9,955
Effects of exchange rate changes	(577)	(209)

Net change in cash and cash equivalents	(19,460)	464
Cash and cash equivalents at beginning of period	31,730	15,644

Cash and cash equivalents at end of period	$12,270	$16,108

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 28, 2008 and December 31, 2007 and the results of operations for the three month periods ended March 28, 2008 and March 30, 2007. Sales and income before income taxes were reduced in the first quarter 2008 by $2.6 million to correct a billing error that occurred in 2007 that was not material to the 2007 results. All other adjustments were of a normal and recurring nature.

Note B —	Inventories

	Mar. 28,	Dec. 31,
(Dollars in thousands)	2008	2007

Principally average cost:
Raw materials and supplies	$35,081	$30,338
Work in process	160,266	156,789
Finished goods	60,573	54,530

Gross inventories	255,920	241,657
Excess of average cost over LIFO inventory value	80,097	76,468

Net inventories	$175,823	$165,189

Note C —	Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
(Dollars in thousands)	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$1,270	$1,153	$76	$75
Interest cost	1,976	1,838	532	478
Expected return on plan assets	(2,180)	(2,141)	—	—
Amortization of prior service cost	(161)	(163)	(9)	(9)
Amortization of net loss	294	433	—	—

Net periodic benefit cost	$1,199	$1,120	$599	$544

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $1.6 million as of March 28, 2008 and $1.3 million as of December 31, 2007. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. There were no settlement payments made during the first quarter 2008.

Under the terms of a settlement reached with certain of the Company’s insurance carriers in the fourth quarter 2007, third party beryllium-related claims where the alleged exposure occurred prior to December 31, 2007 are covered by insurance subject to a $1.0 million annual deductible for a fifteen year period ending in 2022. All of the cases outstanding as of March 31, 2008 are covered by this insurance. Both indemnity and defense costs are covered. Incurred costs were below the deductible in the first quarter 2008.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any payments for damages on behalf of any customer nor have they recorded a reserve for losses under these agreements as of March 28, 2008. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.1 million as of March 28, 2008 and $5.2 million as of December 31, 2007. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Comprehensive Income

The reconciliation between net income and comprehensive income for the three month periods ended March 28, 2008 and March 30, 2007 is as follows:

	First Quarter Ended
	Mar. 28,	Mar. 30,
(Dollars in thousands)	2008	2007

Net income	$4,596	$23,114
Cumulative translation adjustment	2,763	294
Change in the fair value of derivative financial instruments	(2,795)	(2,590)
Pension and other retirement plan liability adjustments	124	261

Comprehensive income	$4,688	$21,079

Note F —	Segment Reporting

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

First Quarter 2008
Revenues from external customers	$120,704	$71,297	$13,364	$17,686	$223,051	$3,296	$226,347
Intersegment revenues	1,630	2,069	123	335	4,157	7	4,164
Operating profit	5,326	704	227	1,362	7,619	352	7,971
Assets	257,209	242,653	40,033	26,718	566,613	36,488	603,101
First Quarter 2007
Revenues from external customers	$143,657	$70,364	$15,178	$16,749	$245,948	$4,366	$250,314
Intersegment revenues	1,301	3,449	307	790	5,847	—	5,847
Operating profit (loss)	31,975	5,302	2,133	580	39,990	(3,135)	36,855
Assets	177,967	236,486	32,747	27,222	474,422	43,626	518,048

Note G —	Stock-based Compensation Expense

The Company granted approximately 50,000 shares of restricted stock to certain employees in the first quarter 2008 at a fair value of $27.78 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of three years. The shares will be forfeited should the holders’ employment terminate prior to the vesting period.

The Company granted approximately 32,000 stock appreciation rights (SARs) to certain employees in the first quarter 2008 at a strike price of $27.78 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $14.05 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

The Company implemented a long-term incentive plan for the 2008 to 2010 time period for executive officers and certain other employees in the first quarter 2008. Awards under the plan are based upon the Company’s performance during this time period and any payout at the end of the period may vary depending upon the degree to which the actual performance exceeds the pre-determined threshold, target and maximum performance levels. Under the 2008 to 2010 long-term incentive plan, awards earned up to the target level will be settled in shares of the Company’s stock. The portion of any awards earned in excess of the target up to the maximum payout will be settled in cash based upon the share price of the Company’s stock at the end of the performance period. Compensation expense is based upon the current performance projections for the three-year period, the percentage of requisite service rendered and the market value of the Company’s stock on the grant date. The offset to compensation expense is recorded within shareholders’ equity. The compensation expense for the portion of any payout in excess of target is based upon the market price of the Company’s stock at the end of the period with the offset recorded as a liability.

Total share-based compensation expense for the above and previously existing awards and plans was $1.3 million in the first quarter 2008 and $0.9 million in the first quarter 2007.

Note H —	Income Taxes

The tax expense of $3.0 million in the first quarter 2008 was calculated by applying a rate of 39.8% against income before income taxes while the tax expense of $13.1 million in the first quarter 2007 was calculated by applying a rate of 36.1% against income before income taxes in that period. The differences between the statutory and effective rates in both quarters was due to the impact of percentage depletion, foreign source income and deduction, the production deduction, executive compensation and other factors. The effective rate in the first quarter 2008 was also impacted by discrete events in the quarter, including a deferred tax asset adjustment.

Note I —	Acquisition

On February 4, 2008, the Company acquired the operating assets of Techni-Met, Inc. of Windsor, Connecticut for $87.4 million in cash. Techni-Met produces precision precious metal coated flexible polymeric films used in a variety of high-end applications, including diabetes diagnostic test strips. Techni-Met sources the majority of its precious metal requirements from the Company’s Advanced Material Technologies and Services segment. Techni-Met employs approximately 45 people at its two facilities in the Windsor area.

The Company financed the acquisition with a combination of cash on hand and borrowing under the $240.0 million revolving credit agreement. The purchase price included $9.0 million to be held in escrow pending resolution of various matters as detailed in the purchase agreement. Immediately after the purchase, the Company sold Techni-Met’s precious metal inventory to a a financial institution for its fair value of $24.3 million and consigned it back under the existing consignment lines.

Techni-Met’s results are included in the Company’s financial statements since the acquisition date and are reported as part of the Advanced Material Technologies and Services segment. The purchase price allocation is preliminary in that the Company has not yet completed its appraisal of the acquired tangible and intangible assets nor have the acquired deferred taxes been valued. The preliminary goodwill assigned to the transaction totaled $18.5 million.

Assuming that the Techni-Met acquisition occurred on January 1, 2007, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income are as follows:

	Pro Forma Results
	First Quarter
	Ended
	Mar. 28	Mar. 30,
(Dollars in thousands, except per share amounts)	2008	2007

Sales	$230,154	$258,564
Income before income taxes	9,098	36,933
Net Income	5,500	23,587
Diluted earnings per share	$0.27	$1.14

Note J —	Fair Value of Financial Instruments

The Company adopted FASB Statement No. 157, “Fair Value Measurements” as of January 1, 2008 and no adjustments to the fair values of any assets or liabilities were recorded as a result of the adoption of the statement. The Company currently measures and records in the accompanying consolidated financial statements foreign currency and interest rate derivative contracts at fair value. Statement No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Quoted market prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheet as of March 28, 2008:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)	Mar. 28,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Foreign currency contracts
Forward Contracts	$93	$—	$93	$—

Total	$93	$—	$93	$—

Financial Liabilities
Foreign currency contracts
Forward Contracts	2,792	—	2,792	—
Options	800	—	800	—
Interest rate exchange contracts	587	—	587	—

Total	$4,179	$—	$4,179	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. These contracts are valued using a market approach which incorporates quoted market prices at the balance sheet date.

Note K —	New Pronouncement

The Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for fair value accounting treatment. Changes in fair values would be recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective January 1, 2008 but did not implement the optional provisions of the statement.

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

Sales in the first quarter 2008 were $226.3 million compared to $250.3 million in the first quarter 2007. This was the first time since the fourth quarter 2002 that sales have not grown over the comparable quarter in the prior year. The decline in sales was due to a significant fall-off in shipments of ruthenium-based products for media applications in the data storage market. While we were discouraged by the results of our media-related business, other portions of our business performed well and new sales order entry rates strengthened during the quarter across various markets.

In the first quarter 2008, we acquired the operating assets of Techni-Met, Inc. of Windsor, Connecticut for $87.4 million. Techni-Met produces precision precious metal coated polymeric strips for the medical and other markets. Techni-Met provided an immediate benefit to our sales and profitability in the first quarter 2008. We believe that in the long term Techni-Met provides technology that we can couple with our existing businesses to penetrate additional market opportunities.

Margins and profitability were lower in the first quarter 2008 as compared to the first quarter 2007 due to the lower sales volume, a weaker product mix, a change in pricing practices over ruthenium products and other factors.

Our debt increased and cash declined as a result of the Techni-Met acquisition, capital expenditures and other working capital changes. Immediately after acquiring Techni-Met, we sold its precious metal inventory for $24.3 million to a financial institution and consigned the material back, which reduced our initial net investment in the operation. Our debt-to-debt-plus-equity ratio increased as a result of the acquisition, but it was still a healthy 20% as of the end of the first quarter and we had significant available borrowing capacity remaining on our existing credit lines.

Results of Operations

	First Quarter
(Millions, except per share data)	2008	2007	Change

Sales	$226.3	$250.3	$(24.0)
Operating profit	8.0	36.9	(28.9)
Income before income taxes	7.6	36.2	(28.6)
Net income	4.6	23.1	(18.5)
Diluted E.P.S.	$0.22	$1.12	$(0.90)

Sales of $226.3 million in the first quarter 2008 were 10% lower than sales of $250.3 million in the first quarter 2007. Prior to the sales decline in the first quarter 2008, sales had grown over the comparable quarter in the prior year for twenty consecutive quarters. The lower sales in the first quarter 2008 as compared to the first quarter 2007 was largely due to softer shipments of ruthenium-based products for media applications within the data storage market. Shipments of our products to this market, which were very strong in the first quarter 2007, were weak throughout the first quarter 2008. Demand from a number of our other markets was solid in the first quarter 2008 and sales from portions of our businesses were higher than the year-ago period. The decline in sales from the lower ruthenium volumes was also partially offset by the impact of higher metal prices and the translation effect of the weaker U.S. dollar.

We use ruthenium, gold, silver, platinum, palladium and copper in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. Average ruthenium prices were lower in the first quarter 2008 than in the first quarter 2007 while the average prices of copper and various precious metals were higher. Changes in the prices for these metals resulted in a net estimated $19.6 million increase in sales in the first quarter 2008 as compared to the first quarter 2007.

Total international sales were $76.6 million in the first quarter 2008 compared to $116.3 million in the first quarter 2007. This decline is mainly due to the lower sales of ruthenium-based products into Asia. European sales increased 8%. International sales were 34% of sales in the first quarter 2008 and 47% of sales in the first quarter 2007. The effect of translating foreign currency denominated sales was a favorable $2.7 million in the first quarter 2008 as compared to the first quarter 2007. While international sales declined, domestic sales increased 12% over the first quarter 2007.

In the first quarter 2008, we reduced sales and accounts receivable by $2.6 million in order to correct an error from 2007. The error was discovered late in the first quarter 2008 and resulted from inaccurate billings to one customer during the second half of 2007. We determined that the error was not material in accordance with Staff Accounting Bulletin 99 and Accounting Principles Board Opinion No. 28 and therefore the 2007 financial statements were not adjusted. Correction of the error also reduced the gross margin by $2.6 million in the first quarter 2008.

Gross margin was $37.0 million, or 16% of sales, in the first quarter 2008 versus $69.4 million, or 28% of sales, in the first quarter 2007. The lower margin was due to a combination of a change in our metal pricing practices, reduced volumes, a weaker mix and other factors.

The price of ruthenium escalated in the second half of 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $16.9 million (or 7% of sales) in the first quarter 2007. We subsequently changed our pricing practices so that the purchase price of ruthenium forms the basis for our selling price so this benefit did not occur in the first quarter 2008. The first quarter 2007 benefit accounted for over half the margin decline between periods.

The lower volumes in the first quarter 2008 reduced margins by an estimated $12.3 million as compared to the first quarter 2007. The change in product mix between periods was unfavorable as a result of a decline in defense-related sales and sales of higher beryllium-containing strip alloys. Manufacturing overhead costs were $1.0 million higher in the first quarter 2008 than the first quarter 2007. Manufacturing performance improvements at certain plants in the first quarter 2008 offset a portion of these factors.

Selling, general and administrative expenses (SG&A) were $26.8 million in the first quarter 2008 compared to $28.7 million in the first quarter 2007, a decline of $1.9 million. SG&A expenses were 12% of sales in the first quarter 2008 and 11% of sales in the first quarter 2007. Lower incentive compensation expense in the first quarter 2008 was partially offset by increases in other items described below.

Incentive compensation expense was $3.7 million lower in the first quarter 2008 than the first quarter 2007 due to the lower levels of profitability in the current year relative to the plan targets as well as the impact of the lower share price of our stock on plan payouts.

Techni-Met incurred $0.5 million of SG&A expenses since its acquisition. The currency effect of translating the expenses incurred by our foreign operations was an unfavorable $0.5 million due to the weakening of the U.S. dollar in the first quarter 2008. Manpower costs were higher in the first quarter 2008 than the first quarter 2007.

Research and development expenses (R&D) were $1.5 million in the first quarter 2008 and $1.3 million in the first quarter 2007. R&D spending increased slightly in the current quarter as a result of increased process and product improvement efforts.

Other-net expense for the first quarter 2008 and 2007 is summarized as follows:

	First Quarter
(Millions) Income (expense)	2008	2007

Exchange/translation gain (loss)	$0.3	$(0.3)
Derivative ineffectiveness	(0.2)	—
Directors’ deferred compensation	0.5	(1.0)
Metal financing fees	(0.8)	(0.6)
Loss on sale of business	—	(0.2)
Other items	(0.6)	(0.4)

Total	$(0.8)	$(2.5)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. An expense of $0.2 million was recorded in the first quarter 2008 as a result of a decrease in interest rates in that period. An immaterial expense was recorded in the first quarter 2007.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movement in the share price of our stock; income was recorded in the first quarter 2008 due to a decline in the share price while an expense was recorded in the first quarter 2007 as a result of an increase in the share price.

The metal financing fee was higher in the first quarter 2008 than in the first quarter 2007 due largely to the higher value of the metal on hand in the first quarter 2008 as compared to the first quarter 2007.

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

Operating profit was $8.0 million in the first quarter 2008, a decline of $28.9 million from the $36.9 million of profit earned in the first quarter 2007. The lower profit resulted from the margin impact of the lower sales volume, the change in ruthenium pricing practices and other factors offset in part by the benefit of lower SG&A and other-net expenses.

Interest expense — net of $0.3 million in the first quarter 2008 was $0.3 million lower than interest expense in the first quarter 2007 as the average borrowing rate was lower in the current year. Outstanding debt levels were below the first quarter 2007 average at the beginning of the quarter but then increased during the quarter due to the Techni-Met acquisition and other factors. Interest income on cash balances was slightly higher in the first quarter 2008 than the first quarter 2007. Interest expense is projected to increase in the second quarter 2008 over the first quarter 2008 level.

Income before income taxes was $7.6 million in the first quarter 2008 and $36.2 million in the first quarter 2007, a decline of $28.6 million.

Tax expense was calculated using an effective rate of 39.8% of income before income taxes in the first quarter 2008 and 36.1% of income before income taxes in the first quarter 2007.

The effects of percentage depletion, foreign source income, executive compensation, the production deduction and other factors were the major factors for the difference between the effective and statutory rates in both the first quarter 2008 and 2007. The tax rate was higher in the first quarter 2008 than the first quarter 2007 partially due to the impact of discrete events recorded in the period. See Note H to the Consolidated Financial Statements. We anticipate that the effective tax rate for the year will be lower than it was in the first quarter.

Net income was $4.6 million in the first quarter 2008 compared to $23.1 million in the first quarter 2007. Diluted earnings per share were $0.22 in the first quarter 2008 and $1.12 in the first quarter 2007.

Segment Results

We have four reporting segments. The results from the corporate office and Zentrix Technologies Inc. are included in the All Other column of our segment reporting. See Note F to the Consolidated Financial Statements. The operating results for All Other improved $3.5 million in the first quarter 2008 over the first quarter 2007 due to lower incentive compensation expense, the operating loss and loss on the sale of the CPT business in 2007, the difference in the directors’ deferred compensation expense and other factors.

Advanced Material Technologies and Services

	First Quarter
(Millions)	2008	2007	Change

Sales	$120.7	$143.7	$(23.0)
Operating profit	$5.3	$32.0	$(26.7)

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials and precision precious metal coated films. Major markets for these products include data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. Advanced Material Technologies and Services also has metal cleaning operations and an in-house refinery that allows for the reclaim of precious metals from its own or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, California, Wisconsin and Connecticut and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services were $120.7 million in the first quarter 2008, a decline of $23.0 million, or 16%, from the first quarter 2007. Sales in the first quarter 2008 for media applications in the data storage market, primarily ruthenium targets manufactured at the Brewster, New York facility, declined approximately $57.0 million from the year-ago period. Media application demand was very strong in the first quarter 2007 as customers were ramping up on ruthenium-based products for the conversion to the new perpendicular magnetic recording technology during that period. Shipments to this market were weak throughout the first quarter 2008. Re-qualification work on ruthenium targets after a specification change at a major customer in the fourth quarter 2007 continued during the first quarter 2008. Our marketing and engineering staffs are also working on developing and qualifying new products and applications, including oxide and soft underlayer coatings for disk drives, with existing and new customers within this market and we are anticipating media market sales to increase over the balance of 2008 from the first quarter 2008 level.

Higher metal prices, growth in sales to other markets and the Techni-Met acquisition helped to offset a portion of the decline in sales to the media market in the first quarter 2008.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the first quarter 2008 than in the first quarter 2007 while the price of ruthenium was lower. The combination of these price differences increased sales by $18.2 million in the first quarter 2008 over the first quarter 2007.

Sales of vapor deposition targets manufactured at the Buffalo, New York facility for photonics and wireless applications increased in the first quarter 2008 over the first quarter 2007 due to both volumes and higher metal prices. Sales of materials for LED application continued to improve. Sales of inorganic materials from CERAC grew slightly in the first quarter 2008. Sales from Thin Film Technology, Inc., which produces lids for defense and medical applications, also increased in the first quarter 2008 and the new sales order entry rate for these products was very strong.

The acquisition of Techni-Met during the quarter provided a small increase in sales as Techni-Met sourced its precious metals through the Buffalo facility so the net increase in sales is limited to the value added by Techni-Met over the sales value from Buffalo. The operation also contributed to the segment’s profitability in the first quarter 2008.

Sales through the recently created facilities in China and the Czech Republic were minor in the first quarter 2008 but remain growth opportunities for Advanced Material Technologies and Services’ product offerings.

The gross margin on Advanced Material Technologies and Services’ sales was $16.2 million in the first quarter 2008 compared to $42.0 million in the first quarter 2007. The gross margin was 13% of sales in the first quarter 2008 and 29% of sales in the first quarter 2007.

The main cause for the lower margin in the first quarter 2008 was the aforementioned $16.9 million benefit from selling the lower cost ruthenium in the first quarter 2007. The lower volume reduced margins by an estimated $8.7 million. The $2.6 million error correction reduced margins in the segment in the first quarter 2008. The benefits from a slightly favorable change in product mix and the margin generated by Techni-Met were partially offset by an increase in manufacturing overhead costs, which was partially a result of our recent expansion and investment efforts.

Total SG&A, R&D and other-net expenses were $10.8 million (9% of sales) in the first quarter 2008 and $10.0 million (7% of sales) in the first quarter 2007. Expenses incurred by Techni-Met since its acquisition, higher metal consignment fees, the unfavorable translation effect on foreign subsidiaries’ expenses and differences in corporate charges were the main causes for the higher expense in the first quarter 2008.

Operating profit from Advanced Material Technologies and Services was $5.3 million in the first quarter 2008 compared to $32.0 million in the first quarter 2007. Operating profit was 4% of sales in the first quarter 2008 and 22% of sales in the first quarter 2007. The decline in segment profitability was due to the significant fall-off in the ruthenium business offset in part by improvements in other portions of the business and the acquisition of Techni-Met.

Specialty Engineered Alloys

	First Quarter
(Millions)	2008	2007	Change

Sales	$71.3	$70.4	$0.9
Operating profit	$0.7	$5.3	$(4.6)

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance or thermal conductivity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment. There were no external sales of hydroxide from the Utah operations in either the first quarter 2008 or 2007.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $71.3 million in the first quarter 2008 improved $0.9 million over sales of $70.4 million in the first quarter 2007. The increase in sales was due to the pass-through of the higher base metal prices and the translation effect on the foreign subsidiaries’ sales as sales volumes were slightly lower in the first quarter 2008 than in the first quarter 2007.

Strip volumes shipped in the first quarter 2008 were down 13% from the year-ago period. The reduction was across both the higher and lower beryllium-containing alloy product lines. Demand for materials for handset applications softened compared to the year-ago period, while the demand from the appliance market was solid, as was the automotive electronics market demand, particularly in Europe.

Bulk product volume shipped increased 10% in the first quarter 2008 over the first quarter 2007 due to strong demand from oil and gas, heavy equipment, undersea telecommunications and aerospace applications.

The sales order entry rate for Specialty Engineered Alloys improved during the first quarter 2008 and the book-to-bill ratio was positive.

The gross margin on Specialty Engineered Alloys’ sales was $13.6 million in the first quarter 2008, a decline of $5.2 million from the first quarter 2007. The gross margin was 19% of sales in the first quarter 2008 and 27% of sales in the first quarter 2007.

In addition to the impact of the lower sales volumes, the gross margin declined due to a weaker product mix and other factors. The change in product mix was unfavorable as a portion of the increase in bulk product shipments was due to lower margin generating products while sales of various higher margin strip products declined. The cost of various supplies and commodity items used by Specialty Engineered Alloys also increased in 2008. Yields have improved in the first quarter 2008 over the first quarter 2007, but longer manufacturing lead times and related issues hampered margins in the quarter.

Total SG&A, R&D and other-net expenses were $12.9 million (18% of sales) in the first quarter 2008 compared to $13.5 million (19% of sales) in the first quarter 2007 as lower incentive compensation accruals and corporate charges more than offset the unfavorable translation impact on the foreign operations’ expenses.

The operating profit generated by Specialty Engineered Alloys totaled $0.7 million (1% of sales) in the first quarter 2008 and $5.3 million (8% of sales) in the first quarter 2007.

Beryllium and Beryllium Composites

	First Quarter
(Millions)	2008	2007	Change

Sales	$13.4	$15.2	$(1.8)
Operating profit	$0.2	$2.1	$(1.9)

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, tube, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. This segment also manufactures beryllia ceramics through our wholly owned subsidiary, Brush Ceramic Products in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and automotive electronics.

Sales by Beryllium and Beryllium Composites totaled $13.4 million in the first quarter 2008 versus $15.2 million in the first quarter 2007. This 12% decline in sales was across the majority of the unit’s product lines. Defense sales softened in the first quarter 2008, partially due to specific program delays. We anticipate that defense-related sales will improve over the balance of 2008. Sales for x-ray window applications also declined, partially due to customers’ inventory positions, while sales of beryllia ceramics softened as well. Sales in the first quarter 2007 included $0.6 million for the since completed JET nuclear fusion reactor project.

The gross margin on Beryllium and Beryllium Composites’ sales was $3.3 million, or 24% of sales, in the first quarter 2008 versus $5.0 million, or 33% of sales, in the first quarter 2007. The majority of the difference in margins between periods was due to the lower sales volume. An increase in manufacturing overhead costs also contributed to the lower margin in the first quarter 2008 as compared to the first quarter 2007.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $3.0 million, or 23% of sales, in the first quarter 2008 and $2.9 million, or 19% of sales, in the first quarter 2007. Selling expenses, including manpower and product samples, were slightly higher in the first quarter 2008 than the comparable period in 2007.

Operating profit for Beryllium and Beryllium Composites was $0.2 million in the first quarter 2008 and $2.1 million in the first quarter 2007. Operating profit was 2% of sales in the first quarter 2008 and 14% of sales in the first quarter 2007.

Engineered Material Systems

	First Quarter
(Millions)	2008	2007	Change

Sales	$17.7	$16.7	$1.0
Operating profit	$1.4	$0.6	$0.8

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

Sales from Engineered Material Systems totaled $17.7 million in the first quarter 2008, an increase of 6% over sales of $16.7 million in the first quarter 2007. This increase was largely due to higher sales of materials for disk drive arm applications. Sales for disk drive arm applications were softer than the fourth quarter 2007 however, partially due to seasonality, and we anticipate that sales of these materials will improve in subsequent periods in 2008. Automotive sales were solid during the first quarter.

The new sales order entry rate exceeded shipments during the first quarter 2008 for this segment.

The gross margin on Engineered Material Systems’ sales was $3.4 million, or 19% of sales, in the first quarter 2008 and $2.6 million, or 15% of sales, in the first quarter 2007. The majority of the higher margin in the first quarter 2008 resulted from manufacturing improvements. Yield and efficiency gains have been achieved through the implementation of a new high technology machining center in the Lincoln facility. Performance gains have also been achieved in the manufacture of plated products. The higher sales volume contributed to the margin improvement as well. Overhead manufacturing costs were unchanged from the year ago period.

Total SG&A, R&D and other-net expenses were $2.0 million in both the first quarter 2008 and the first quarter 2007 as an increase in selling costs and other items was offset by a decline in incentive compensation and corporate charges.

Operating profit from Engineered Material Systems was $1.4 million in the first quarter 2008, an $0.8 million improvement over the operating profit of $0.6 million in the first quarter 2007.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Year Ended
	Mar. 28, 2008	Dec. 31, 2007

Total cases pending	9	9
Total plaintiffs	31	31
Number of claims (plaintiffs) filed during period ended	0(0)	0(0)
Number of claims (plaintiffs) settled during period ended	0(0)	1(1)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$100
Number of claims (plaintiffs) otherwise dismissed	0(0)	3(22)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of March 28, 2008, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

	March 28,	December 31,
(Millions)	2008	2007

Asset (liability)
Reserve for litigation	$(1.6)	$(1.3)
Insurance recoverable	1.3	1.0

Regulatory Matters. Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. More stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and our customers decide to reduce their use of beryllium-containing products, our operating results, liquidity and capital resources would likely be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of the reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

Financial Position

Net cash used in operating activities was $3.1 million in the first quarter 2008 as changes in working capital items, including increases to accounts receivable and inventory and payment of the 2007 incentive compensation to employees, more than offset net income and the benefits of depreciation and amortization. Cash balances stood at $12.3 million at the end of the first quarter 2008, a decline of $19.5 million from year-end 2007, as cash on hand plus additional borrowings were used to acquire Techni-Met and to finance capital expenditures.

Accounts receivable stood at $113.9 million at the end of the first quarter 2008, an increase of $16.5 million, or 17%, during the quarter due primarily to an increase in the average collection period as sales were lower in the first quarter 2008 than the fourth quarter 2007. The acquisition of Techni-Met added approximately $2.0 million to the receivable balance. Accounts written off to bad debt expense and adjustments to the bad debt allowance were immaterial in the first quarter 2008.

Other receivables totaling $11.3 million as of December 31, 2007, which represented amounts due from our insurance carriers under the litigation settlement agreement signed in the fourth quarter 2007, were collected in full during the first quarter 2008.

Inventories increased by $10.6 million, or 6%, during the first quarter 2008. The inventory turnover ratio, a measure of how quickly inventory is sold on average, declined slightly from the end of last year. Approximately $2.1 million of the increase was due to the Techni-Met acquisition. Inventories at Brush Resources increased $2.9 million in the quarter due to the opening of a new pit and increased bertrandite ore mining activity. Specialty Engineered Alloys’ inventory pounds were up 5% in the quarter in part due to longer production lead times.

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

Prepaid expenses totaled $20.1 million as of the end of the first quarter 2008, an increase of $2.4 million from year-end 2007. The change in the balance was due to the timing of payments for manufacturing supplies, miscellaneous taxes and other items.

Other assets of $33.6 million at the end of the first quarter 2008 were $21.8 million higher than at the end of 2007. The increase is primarily from the estimated value of the intangible assets acquired with Techni-Met. The intangible asset values are subject to change pending a final appraisal.

Capital expenditures for property, plant and equipment and mine development totaled $7.1 million in the first quarter 2008, which was slightly above the spending rate in the first quarter 2007 but below the total depreciation and amortization level for the current quarter.

Spending in the first quarter 2008 included $1.8 million for the design and development of the new facility for the production of primary beryllium under a Title III contract with the U.S. Department of Defense. Reimbursements from the DOD for these expenditures are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. We anticipate that construction of the facility will begin in the third quarter 2008 and that the total cost of the facility will be between $70.0 and $90.0 million.

Advanced Material Technologies and Services expended approximately $1.7 million for the construction of the China facility, expansion of various domestic facilities and other projects. Specialty Engineered Alloys and Engineered Material Systems have various projects underway to upgrade and/or replace existing discrete pieces of equipment.

We acquired the operating assets of Techni-Met, Inc. for $87.4 million in February 2008. The acquisition was financed with a combination of cash and borrowings under the revolving credit agreement. Immediately subsequent to the acquisition, we sold the precious metal content of Techni-Met’s inventory for its fair value of $24.3 million to a financial institution and consigned it back under existing consignment lines. Preliminary goodwill assigned to the transaction, which is subject to final valuation, was $18.5 million.

Other liabilities and accrued items of $43.6 million at the end of the first quarter 2008 were $12.3 million lower than the balance of $55.9 million at the end of 2007. Payment of the 2007 incentive compensation in the first quarter 2008 was the primary cause of the reduction. An increase in the fair value of outstanding derivative contracts of $2.7 million offset a portion of the decline in the accrued incentive compensation. Accruals for other items, including changes in the timing of the payment of payroll deductions, fringe benefits and taxes other than income taxes, contributed to the movement in the balance outstanding.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.8 million as of March 28, 2008 compared to $2.6 million as of December 31, 2007. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done is certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $12.7 million as of the end of the first quarter 2008 compared to $11.6 million as of the prior year end. This increase was primarily due to additional payments received from the government under a contract for the design of a new production facility that were classified as long-term unearned income. This liability will be relieved to income over the life of the facility once it is built and placed into service. Other long-term liabilities, including the reserve for CBD litigation and the long-term portion of the incentive accruals, changed by minor amounts during the quarter.

The retirement and post-employment obligation balance was $59.3 million at the end of the first quarter 2008, an increase of $1.8 million from the balance at December 31, 2007. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The main cause for the increase in the liability was the expense for the defined benefit plan as the expense for the other retirement plans was largely offset by the payments made during the first quarter 2008.

Debt totaled $90.4 million as of March 28, 2008, an increase of $54.9 million over the balance as of December 31, 2007. This increase was primarily due to the Techni-Met acquisition and to a lesser extent as a result of funding the changes in working capital and capital expenditures. Short-term debt, which included foreign currency denominated loans, a gold-denominated loan and overnight dollar-based borrowings, totaled $39.8 million as of the end of the first quarter 2008. The current portion of long-term debt was $0.6 million, while long-term debt was $50.0 million, an increase of $40.0 million during the first quarter 2008. We were in compliance with all of our debt covenants as of the end of the first quarter 2008.

Shareholders’ equity totaled $359.7 million at the end of the first quarter 2008, an increase of $6.0 million over the $353.7 million balance at the beginning of the quarter. The increase was primarily due to comprehensive income of $4.7 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock compensation expense, the exercise of stock options, the tax benefits from the exercise of options and other factors.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $123.2 million at the end of the first quarter 2008, an increase of $52.0 million during the quarter as the quantities on hand as well as the average metal prices increased. The increase was also due to the acquisition of Techni-Met in the first quarter 2008 and the addition of their metal requirements under the consignment lines.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of March 28, 2008 from the year-end 2007 totals as disclosed on page 39 of our annual report on Form 10-K for the period ended December 31, 2007.

Net cash used in operating activities was $4.7 million in the first quarter 2007 as changes in working capital items, including increases to accounts receivable and inventory and a defined benefit pension plan contribution, more than offset net income and the benefits of depreciation and amortization. Receivables grew $9.2 million due to the higher sales volume in the quarter offset in part by the benefits from a faster days sales outstanding. Inventories increased $16.7 million, or 11%, in the first quarter 2007, although the inventory turnover period improved. The majority of the inventory increase was in ruthenium-based products. Capital expenditures were $4.8 million while mine development expenditures totaled $2.0 million in the first quarter 2007. Outstanding debt totaled $54.0 million at the end of the first quarter 2007, an increase of $5.0 million during that period primarily as a result of funding the increase in working capital items. We received $3.3 million for the exercise of stock options during the first quarter 2007. The cash balance stood at $16.1 million at the end of the first quarter 2007, an increase of $0.5 million over the prior year end.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects. Although debt increased in the first quarter 2008, primarily as a result of the Techni-Met acquisition, we had approximately $171.1 million of available borrowing capacity under the existing lines of credit as of March 28, 2008.

Critical Accounting Policies

For information regarding critical accounting policies, please refer to pages 41 to 44 of our annual report on Form 10-K for the period ended December 31, 2007.

Market Risk Disclosures

For information regarding market risks, please refer to pages 44 to 46 of our annual report on Form 10-K for the period ended December 31, 2007.

Outlook

We continued our product qualification and other development work on various media market applications and we anticipate that this business will improve during 2008. Sales order entry rates for various other portions of our business were quite strong and exceeded shipments in the first quarter 2008. We anticipate that sales for defense-related applications will strengthen over the balance of the year. The Techni-Met acquisition provides an additional growth opportunity for this year as well as new technologies that can, in the long-term, be used in conjunction with our existing businesses to develop new applications.

We have made progress in improving manufacturing yields and performance and we will continue these efforts in order to improve our margins. Earnings in the first quarter 2008 were adversely affected by the one-time correction of the $2.6 million error as well as a higher tax rate.

As of early second quarter 2008 and including first quarter earnings of $0.22 per diluted share, we are projecting earnings per diluted share for the entire year 2008 to be in a range of $1.67 to $2.17.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned herein:

•	The global and domestic economies;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2008;

•	Our success in developing and introducing new products and new product ramp up rates, especially in the media market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating inventory values;

•	Our success in integrating newly acquired businesses, including the recent acquisition of the assets of Techni-Met, Inc.;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metal), tax rates, interest rates, metal financing fees, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive and deferred compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that may impact our obligations; and

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K for the period ended December 31, 2007.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of March 28, 2008, our subsidiary, Brush Wellman Inc., was a defendant in nine proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the first quarter of 2008, the number of beryllium cases remained unchanged at 9 cases (involving 31 plaintiffs) as of December 31, 2007 and as of March 28, 2008. No cases were filed, settled or dismissed during the quarter. During the first quarter of 2008, the court ruled against the claims of five plaintiffs regarding class treatment in one case described below.

The nine pending beryllium cases as of March 28, 2008 fall into two categories: Seven cases involving third-party individual plaintiffs, with 15 individuals (and four spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and two purported class actions, involving ten named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises Inc. was dismissed on May 5, 2005. Plaintiffs’ motion for class certification, which the Company opposed, was heard by the Court on February 8, 2008, and we are awaiting a ruling. The case is set for trial on June 17, 2008.

The second purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on

November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On November 14, 2007, two of the defendants filed a joint motion for an order permitting discovery to make the threshold determination of whether plaintiff is sensitized to beryllium. On February 13, 2008, the court approved the parties’ stipulation that the plaintiff is not sensitized to beryllium. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. Oral argument on this motion is scheduled for June 2008. Plaintiff is required to file a motion for class certification on or before September 3, 2008, with oral argument on that motion scheduled for December 2008.

As noted above, the trial court in one purported class action ruled against the class claims of five plaintiffs. Neal Parker, et al. v. Brush Wellman Inc., was filed in the Superior Court of Fulton County, State of Georgia, case number 2004CV80827, on January 29, 2004. The case was removed to the U.S. District Court for the Northern District of Georgia, case number 04-CV-606, on May 4, 2004. The named plaintiffs were Neal Parker, Wilbert Carlton, Stephen King, Ray Burns, Deborah Watkins, Leonard Ponder, Barbara King and Patricia Burns. The defendants were Brush Wellman; Schmiede Machine and Tool Corporation; ThyssenKrupp Materials NA Inc., d/b/a Copper and Brass Sales; Axsys Technologies Inc.; Alcoa, Inc.; McCann Aerospace Machining Corporation; Cobb Tool, Inc.; and Lockheed Martin Corporation. Messrs. Parker, Carlton, King and Burns and Ms. Watkins were current employees of Lockheed. Mr. Ponder was a retired employee; and Ms. King and Ms. Burns were family members. The plaintiffs brought claims for negligence, strict liability, fraudulent concealment, civil conspiracy and punitive damages. The plaintiffs sought a permanent injunction requiring the defendants to fund a court-supervised medical monitoring program, attorneys’ fees and punitive damages. On March 29, 2005, the Court entered an order (1) directing plaintiffs to amend their pleading to segregate out those plaintiffs who endured only subclinical, cellular and subcellular effects from those who sustained actionable tort injuries, and stating that following such amendment, the Court would enter an order dismissing the claims asserted by the former subset of claimants; (2) dismissing Count I of the Complaint, which sought the creation of a medical monitoring fund; and (3) dismissing the claims against Axsys Technologies Inc. On April 20, 2005, the plaintiffs filed a Substituted Amended Complaint for Damages, contending that each of the eight named plaintiffs and the individuals listed on the attachment to the original Complaint, and each of the putative class members sustained personal injuries; however, they alleged that they identified five individuals whose injuries manifested themselves such that they had been detected by physical examination and/or laboratory test. On May 23, 2005, the defendants filed a Motion to Enforce the March 29, 2005 Order, which argued that the five plaintiffs identified in the Amended Complaint had only beryllium sensitization which is not an actionable tort injury as defined in the March 29, 2005 Order. On March 10, 2006, the Court entered an order construing this motion as a Motion for Summary Judgment and granted summary judgment in the Company’s favor; however, plaintiffs filed an appeal. On April 18, 2007, the Eleventh Circuit Court of Appeals affirmed in part and reversed in part the trial court’s grant of summary judgment, holding that Georgia tort law requires a current physical injury and that allegations of subclincial and cellular damage do not satisfy the physical injury requirement. However, with respect to the five named individuals with alleged beryllium sensitization, there was a genuine issue of material fact that precluded summary judgment, and the case has been remanded to the district court for further proceedings. After remand, on October 18, 2007, the defendants filed a renewed motion for judgment on the pleadings as to plaintiffs’ class claims, asserting that five individuals were not sufficiently numerous to warrant class treatment. The trial court granted this motion on January 2, 2008.

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

In the second litigation, Target in September 2004 filed in the U.S. District Court, Central District of California (case no. SAC04-1083 DOC (MLGx)) a separate action for infringement of one of the same patents named in the NY Action (the “CA Action”), naming as defendants WAM and certain of WAM’s customers who purchase certain WAM sputtering targets. Target seeks a judgment that the patent is valid and infringed by the defendants, a permanent injunction, damages adequate to compensate Target for the infringement, treble damages and attorneys’ fees and costs. In April 2007, Sony DADC U.S., Inc. (“Sony”) intervened in the CA Action claiming ownership of that patent and others of the patents that Target is seeking to enforce in the NY Action. Sony’s claim is based on its prior employment of the patentee and Target’s founder, Hamphire H. Nee, and includes a demand for damages against both Target and Nee. WAM on behalf of itself and its customers has a paid-up license from Sony under any rights that Sony has in those patents. Trial of the CA Action is currently scheduled for August 2008.

Item 6.	Exhibits

10.1	Amended and Restated Executive Deferred Compensation Plan II
10.2	Amendment No. 1 to Second Amended and Restated Precious Metals Agreement, March 3, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2008), incorporated herein by reference
10.3	Long-term Incentive Plan for the performance period January 1, 2008 through December 31, 2010 (filed as Exhibit 10o to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference
10.4	Form of 2008 Restricted Stock Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference
10.5	Form of 2008 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10ak to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference
10.6	Form of 2008 Stock Appreciation Rights Agreement (filed as Exhibit 10an to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference
10.7	2008 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008), incorporated herein by reference
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: May 2, 2008