Form 10-Q
period 2008-06-27
BRUSH ENGINEERED MATERIALS INC
filed 2008-08-01
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of July 25, 2008 there were 20,404,990 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-11
EX-31.1
EX-31.2
EX-32.1

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended June 27, 2008 are as follows:

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
(Dollars in thousands except share and	June 27,	June 29,	June 27,	June 29,
per share amounts)	2008	2007	2008	2007

Net sales	$246,584	$233,563	$472,931	$483,877
Cost of sales	201,736	191,782	391,065	372,712

Gross margin	44,848	41,781	81,866	111,165
Selling, general and administrative expense	28,503	26,564	55,292	55,234
Research and development expense	1,644	1,275	3,141	2,601
Other-net	3,089	1,325	3,850	3,858

Operating profit	11,612	12,617	19,583	49,472
Interest expense — net	649	571	985	1,254

Income before income taxes	10,963	12,046	18,598	48,218
Income taxes	3,805	4,107	6,844	17,165

Net income	$7,158	$7,939	$11,754	$31,053

Per share of common stock: basic	$0.35	$0.39	$0.58	$1.53
Weighted average number of common shares outstanding	20,399,000	20,351,000	20,394,000	20,254,000
Per share of common stock: diluted	$0.35	$0.38	$0.57	$1.50
Weighted average number of common shares outstanding	20,653,000	20,736,000	20,626,000	20,709,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	June 27,	Dec. 31,
(Dollars in thousands)	2008	2007

Assets
Current assets
Cash and cash equivalents	$15,163	$31,730
Accounts receivable	120,113	97,424
Other receivables	—	11,263
Inventories	181,089	165,189
Prepaid expenses	19,635	17,723
Prepaid income taxes	956	—
Deferred income taxes	5,979	6,107

Total current assets	342,935	329,436
Other assets	32,781	11,804
Related-party notes receivable	98	98
Long-term deferred income taxes	—	1,139
Property, plant and equipment	614,577	583,961
Less allowances for depreciation, depletion and amortization	414,606	397,786

	199,971	186,175
Goodwill	39,799	21,899

	$615,584	$550,551

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$35,624	$24,903
Current portion of long-term debt	600	600
Accounts payable	34,991	27,066
Other liabilities and accrued items	44,550	55,936
Unearned revenue	504	2,569
Income taxes	—	2,109

Total current liabilities	116,269	113,183
Other long-term liabilities	14,806	11,629
Retirement and post-employment benefits	59,381	57,511
Long-term income taxes	4,327	4,327
Deferred income taxes	553	182
Long-term debt	50,905	10,005
Shareholders’ equity	369,343	353,714

	$615,584	$550,551

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	June 27,	June 29,
(Dollars in thousands)	2008	2007

Net income	$11,754	$31,053
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	17,271	11,928
Amortization of deferred financing costs in interest expense	177	215
Derivative financial instrument ineffectiveness	163	(72)
Stock-based compensation expense	2,460	1,932
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(15,152)	(27,752)
Decrease (increase) in other receivables	11,263	—
Decrease (increase) in inventory	(9,710)	(12,859)
Decrease (increase) in prepaid and other current assets	(1,455)	(999)
Decrease (increase) in deferred income taxes	14	(3,672)
Increase (decrease) in accounts payable and accrued expenses	(8,166)	2,069
Increase (decrease) in unearned revenue	(2,065)	1,369
Increase (decrease) in interest and taxes payable	(1,144)	7,960
Increase (decrease) in other long-term liabilities	5,461	478
Other — net	(566)	(202)

Net cash provided from operating activities	10,305	11,448
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(14,637)	(11,156)
Payments for mine development	(152)	(6,195)
Payments for purchase of business net of cash received	(87,462)	—
Proceeds from sales of inventory to consignment	24,325	—
Proceeds from sale of business	—	2,150
Proceeds from sale of property, plant and equipment	—	51
Other investments — net	66	42

Net cash used in investing activities	(77,860)	(15,108)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	10,414	2,591
Proceeds from issuance of long-term debt	40,900	15,747
Repayment of long-term debt	—	(25,793)
Issuance of common stock under stock option plans	174	4,864
Tax benefit from exercise of stock options	28	2,716

Net cash provided from financing activities	51,516	125
Effects of exchange rate changes	(528)	(35)

Net change in cash and cash equivalents	(16,567)	(3,570)
Cash and cash equivalents at beginning of period	31,730	15,644

Cash and cash equivalents at end of period	$15,163	$12,074

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 27, 2008 and December 31, 2007 and the results of operations for the second quarter and first half ended June 27, 2008 and June 29, 2007. Sales and income before income taxes were reduced in the first quarter 2008 by $2.6 million to correct a billing error that occurred in 2007 that was not material to the 2007 results. All other adjustments were of a normal and recurring nature.

Note B —	Inventories

	June 27,	Dec. 31,
(Dollars in thousands)	2008	2007

Principally average cost:
Raw materials and supplies	$37,385	$30,338
Work in process	156,534	156,789
Finished goods	66,110	54,530

Gross inventories	260,029	241,657
Excess of average cost over LIFO inventory value	78,940	76,468

Net inventories	$181,089	$165,189

The Company recorded lower of cost or market charges of approximately $6.0 million in the second quarter 2008 and $4.0 million in the second quarter 2007.

Note C —	Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 27,	June 29,	June 27,	June 29,
(Dollars in thousands)	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$1,270	$1,161	$76	$75
Interest cost	1,976	1,851	532	477
Expected return on plan assets	(2,180)	(2,156)	—	—
Amortization of prior service cost	(161)	(164)	(9)	(9)
Amortization of net loss	294	436	—	—

Net periodic benefit cost	$1,199	$1,128	$599	$543

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
(Dollars in thousands)	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$2,540	$2,314	$152	$150
Interest cost	3,952	3,689	1,063	955
Expected return on plan assets	(4,360)	(4,297)	—	—
Amortization of prior service cost	(322)	(327)	(18)	(18)
Amortization of net loss	589	869	—	—

Net periodic benefit cost	$2,399	$2,248	$1,197	$1,087

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $1.5 million as of June 27, 2008 and $1.3 million as of December 31, 2007. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. There were no settlement payments made during the first half of 2008 for CBD-related cases.

Under the terms of a settlement reached with certain of the Company’s insurance carriers in the fourth quarter 2007, third party beryllium-related claims where the alleged exposure occurred prior to December 31, 2007 are covered by insurance subject to a $1.0 million annual deductible for a fifteen year period ending in 2022. All of the cases outstanding as of June 27, 2008 are covered by this insurance. Both indemnity and defense costs are covered. Incurred costs were below the deductible in the first half of 2008.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any payments for damages on behalf of any customer nor have they recorded a reserve for losses under these agreements as of June 27, 2008. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.1 million as of June 27, 2008 and $5.2 million as of December 31, 2007. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income and comprehensive income for the second quarter and first half ended June 27, 2008 and June 29, 2007 is as follows:

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
(Dollars in thousands)	2008	2007	2008	2007

Net income	$7,158	$7,939	$11,754	$31,053
Cumulative translation adjustment	(1,033)	(526)	1,731	(232)
Change in the fair value of derivative financial instruments	2,030	(1,256)	(765)	(3,847)
Pension and other retirement plan liability adjustments	123	263	247	524

Comprehensive income	$8,278	$6,420	$12,967	$27,498

Note F —	Segment Reporting

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Second Quarter 2008
Revenues from external customers	$125,350	$83,029	$14,711	$19,574	$242,664	$3,920	$246,584
Intersegment revenues	1,724	1,125	170	416	3,435	1	3,436
Operating profit (loss)	4,751	4,750	2,346	2,003	13,850	(2,238)	11,612
Second Quarter 2007
Revenues from external customers	$121,277	$75,546	$16,480	$16,864	$230,167	$3,396	$233,563
Intersegment revenues	1,172	(381)	236	675	1,702	12	1,714
Operating profit	4,855	1,390	2,425	726	9,396	3,221	12,617
First Half 2008
Revenues from external customers	$246,054	$154,326	$28,075	$37,260	$465,715	$7,216	$472,931
Intersegment revenues	3,354	3,194	293	751	7,592	8	7,600
Operating profit (loss)	10,077	5,454	2,573	3,365	21,469	(1,886)	19,583
Assets	246,554	255,384	43,981	28,117	574,036	41,548	615,584
First Half 2007
Revenues from external customers	$264,934	$145,910	$31,658	$33,613	$476,115	$7,762	$483,877
Intersegment revenues	2,473	3,068	543	1,465	7,549	12	7,561
Operating profit	36,830	6,692	4,558	1,306	49,386	86	49,472
Assets	187,819	237,841	37,891	27,136	490,687	42,900	533,587

Note G —	Stock-based Compensation Expense

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

The Company granted approximately 13,000 shares of restricted stock to its non-employee directors in the second quarter 2008 at a fair value of $32.19 per share. The fair value was determined using the closing price of the Company’s stock on May 7, 2008, the date of the annual meeting of shareholders, and will be amortized over the vesting period of one year.

Total share based compensation expense for the above and previously existing awards and plans was $1.2 million in the second quarter 2008 and $1.0 million in the second quarter 2007. For the first half of the year, share based compensation was $2.5 million in 2008 and $1.9 million in 2007.

Note H —	Income Taxes

The tax expense of $3.8 million in the second quarter 2008 was calculated by applying a rate of 34.7% against income before income taxes while the tax expense of $4.1 million in the second quarter 2007 was calculated by applying a rate of 34.1% in that period. For the first six months of the year, a rate of 36.8% was used in 2008 and 35.6% in 2007. The differences between the statutory and effective rates in both quarters and the six month periods were due to a combination of the impact of percentage depletion, foreign source income and deductions, the production deduction, executive compensation and other factors.

In addition to differences in the impact of the above items, the effective rate was lower in the second quarter 2008 than the first quarter 2008 due to discrete events, primarily a deferred tax adjustment in the first quarter. The lower tax rate reduced tax expense and increased net income by approximately $0.6 million, or $0.03 per share, in the second quarter 2008.

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

Techni-Met’s results are included in the Company’s financial statements since the acquisition date and are reported as part of the Advanced Material Technologies and Services segment. The purchase price allocation is preliminary in that the Company has not yet completed its appraisal of the acquired tangible and intangible assets nor have the acquired deferred taxes been valued. The preliminary goodwill assigned to the transaction totaled $17.9 million.

Assuming that the Techni-Met acquisition occurred on January 1, 2007, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income are as follows:

	Pro Forma Results
	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Sales	$246,584	$232,494	$476,738	$491,058
Income before income taxes	10,963	13,264	20,061	50,197
Net Income	7,158	8,697	12,658	32,284
Diluted earnings per share	$0.35	$0.42	$0.61	$1.56

The pro forma sales in the second quarter 2007 are lower than the reported sales as actual sales from the Company to Techni-Met exceeded Techni-Met’s external sales in that period.

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheet as of June 27, 2008:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)	June 27,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Foreign currency contracts
Forward Contracts	$33	$—	$33	$—

Total	$33	$—	$33	$—

Financial Liabilities
Foreign currency contracts
Forward Contracts	1,466	—	1,466	—
Options	637	—	637	—
Interest rate exchange contracts	334	—	334	—

Total	$2,437	$—	$2,437	$—

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

Note L —	Subsequent Event

In July 2008, the Company’s Board of Directors authorized the repurchase up to 1.0 million shares of the Company’s outstanding shares of common stock. The primary purpose of the program is to offset dilution created by shares issued under stock-based compensation plans. The program may be suspended or discontinued at any time.

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

Sales in the second quarter 2008 were $246.6 million compared to $233.6 million in the second quarter 2007. Sales for the first half of 2008 were $472.9 million compared to $483.9 million in the first half of 2007.

Sales in 2008 have increased as a result of the pass-through of higher precious and base metal pricing and the translation impact of the weaker U.S. dollar. Total underlying volumes for both the second quarter and first half of 2008 were below the respective periods of 2007. The decline in sales in the first half of was due to a significant fall-off in shipments of ruthenium-based products for media applications in the data storage market. While we were discouraged by the results of our media-related business, other portions of our business continued to perform well in the second quarter 2008.

The acquisition of Techni-Met, Inc. in February 2008 for $87.4 million has also provided a benefit to our sales and profitability in the second quarter and first half of 2008. We believe that in the long term Techni-Met provides technology that we can couple with our existing businesses to penetrate additional market opportunities.

Although we recorded a lower of cost or market charge of approximately $6.0 million during the second quarter 2008 due to the falling market price for ruthenium, gross margin improved $3.0 million over the second quarter 2007 as a result of Techni-Met, a favorable change in product mix, improved manufacturing performance at various facilities and other factors.

The gross margin improvement, however, was more than offset by an increase in selling, general and administrative costs, higher metal financing fees and foreign currency exchange losses and the resulting operating profit of $11.6 million in the second quarter 2008 was 8% lower than the operating profit in the second quarter 2007.

Total debt, after increasing in the first quarter 2008 as a result of the Techni-Met acquisition, capital expenditures and other working capital changes, declined $3.2 million in the second quarter 2008 while cash increased $2.9 million. Cash flow from operations was positive during the second quarter. The debt-to-debt-plus-equity ratio improved to 19% as of the end of the second quarter and we had significant available borrowing capacity remaining on our existing credit lines.

Results of Operations

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
Millions, except per share data	2008	2007	2008	2007

Sales	$246.6	$233.6	$472.9	$483.9
Operating profit	11.6	12.6	19.6	49.5
Income before income taxes	11.0	12.0	18.6	48.2
Net income	7.2	7.9	11.8	31.1
Diluted earnings per share	$0.35	$0.38	$0.57	$1.50

Sales of $246.6 million in the second quarter 2008 were 6% higher than sales of $233.6 million in the second quarter 2007. For the first six months of the year, sales of $472.9 million in 2008 were 2% lower than sales of $483.9 million in 2007.

We use ruthenium, gold, silver, platinum, palladium and copper in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. Average ruthenium prices were lower in the second quarter and first half of 2008 than in the same periods in 2007 while the average prices of copper and various precious metals were higher.

Changes in the prices for these metals resulted in a net estimated $23.4 million increase in sales in the second quarter 2008 as compared to the second quarter 2007 and a $43.1 million in increase in sales the first half of 2008 as compared to the first half of 2007.

Sales in the second quarter 2008 were lower than the second quarter 2007 after adjusting for the metal price differential between periods. This decline, as well as the decline in sales in the first six months of 2008, was largely due to softer shipments of ruthenium-based products for media applications in the data storage market. Shipments of our products to this market, which were very strong in the first half of 2007, were weak throughout the first half of 2008. The ruthenium products’ sales value was also lower in 2008 than 2007 due to a higher percentage of product sold being manufactured from customer supplied metal rather than metal that we owned. Volumes of ruthenium products shipped in the second quarter 2008 were higher than the volumes shipped in the first quarter 2008, but the quantity was below each quarter in 2007.

Demand from a number of our other markets was solid in the second quarter and first half of 2008 and sales from portions of our businesses were higher than the year-ago period, offsetting a portion of the decline in sales to the media market. Sales in 2008 also benefited from the acquisition of Techni-Met during the first quarter 2008 while the development of new products continued to offer additional growth opportunities.

Total international sales were $89.1 million in the second quarter 2008 compared to $98.4 million in the second quarter 2007 while international sales in the first half of 2008 of $165.7 million were 23% lower than the first half of last year. This decline is mainly due to the lower sales of ruthenium-based products into Asia. European sales increased 14% in the first half of 2008. International sales were 35% of sales in the first half of 2008 and 44% of sales in the first half of 2007. The effect of translating foreign currency denominated sales was a favorable $3.0 million in the second quarter 2008 as compared to the second quarter 2007 and $5.7 million in the first half of 2008 compared to the first half of 2007. While international sales declined, domestic sales increased 16% over the second quarter 2007 and 14% in the first half of 2008.

In the first quarter 2008, we reduced sales and accounts receivable by $2.6 million in order to correct an error from 2007. The error was discovered late in the first quarter 2008 and resulted from inaccurate billings to one customer during the second half of 2007. We determined that the error was not material in accordance with SAB 99 and APB No. 28 and therefore the 2007 financial statements were not adjusted. Correction of the error also reduced the gross margin by $2.6 million in the first quarter 2008.

Gross margin was $44.8 million, or 18% of sales, in the second quarter 2008 compared to $41.8 million, or 18% of sales, in the second quarter 2007. For the first half of the year, gross margin was $81.9 million, or 17% of sales, in 2008 and $111.2 million, or 23% of sales, in 2007.

The acquisition of Techni-Met had a positive impact on the gross margin in both the second quarter and first half of 2008. The change in product mix improved in the second quarter 2008 after being unfavorable in the first quarter 2008. Yield and performance improvements offset a portion of the unfavorable mix effect during the first half of the year. Margins were reduced as a result of lower underlying volumes in both the second quarter and first half of 2008 as compared to the same periods in 2007. Manufacturing overhead costs, excluding the incremental costs incurred by Techni-Met, were relatively flat for both the quarter and year-to-date periods.

In addition to the volume impact, margins were $1.6 million lower in the second quarter 2008 than the second quarter 2007 and $18.5 million lower in the first half of 2008 than the first half of 2007 as a result of a combination of factors associated with the ruthenium business as described below.

Due to the rapidly declining market price for ruthenium, we recorded a lower of cost or market charge of approximately $6.0 million in the second quarter 2008. Despite the strong end-use demand for ruthenium-containing products primarily for the hard disk drive applications, ruthenium inventories throughout the supply chain were high in the first half of 2008. With long lead times, especially in refining operations, and the rush to convert to the perpendicular magnetic recording technology, large inventory positions were built up in 2007. Through the end of the second quarter 2008, rather than purchasing virgin material, customers generally have been working off their inventory positions and are returning their refined and recycled materials to fabricators such as us to manufacture into new targets on a toll basis for them. With limited open-market purchases and softer demand for virgin material, the quoted market price for ruthenium dropped throughout the second quarter and was below our carrying cost for a significant portion of our inventory, resulting in the charge.

The gross margin in 2007 was affected by both rapidly increasing and decreasing prices for ruthenium. The price of ruthenium escalated in the second half of 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $4.5 million in the second quarter 2007 and $21.4 million in the first half of 2007. We subsequently changed our pricing practices so that the purchase price of ruthenium forms the basis for our selling price so this benefit did not occur in 2008. The ruthenium selling price declined toward the end of the second quarter 2007 from the high levels earlier in the year and as a result we recorded a lower of cost or market charge of $4.0 million in that period. Gross margin was also adversely affected by $4.9 million in the second quarter 2007 by a manufacturing quality issue in the production of ruthenium targets that resulted in customer returns, additional costs and inventory losses.

Selling, general and administrative expenses (SG&A) of $28.5 million in the second quarter 2008 were $1.9 million, or 7%, higher than expenses of $26.6 million in the second quarter 2007. SG&A expenses totaled $55.3 million in the first half of 2008 compared to $55.2 million in the first half of 2007. SG&A expenses were 12% of sales in the first half of 2008 and 11% in the first half of 2007.

Incentive compensation expense was $0.4 million higher in the second quarter 2008 than the second quarter 2007 but $3.3 million lower in the first six months of 2008 than the first six months of 2007 due to the lower levels of profitability in the current year relative to the plan targets as well as the impact of the lower share price of our stock on plan payouts.

Techni-Met incurred $1.0 million of expenses in the second quarter 2008 and $1.5 million of expenses since its acquisition in the first quarter 2008.

The currency effect of translating the expenses incurred by our foreign operations was an unfavorable $0.7 million due to the weaker U.S. dollar in the second quarter 2008 and $1.3 million in the first six months of 2008 as compared to the same periods in 2007.

Various corporate costs were higher in the second quarter and first half of 2008 but were somewhat offset by lower costs among the business units.

Research and development expenses (R&D) totaled $1.6 million in the second quarter 2008 and $1.3 million in the second quarter 2007. For the first half of the year, R&D expenses were $3.1 million in 2008 and $2.6 million in 2007. R&D spending increased slightly in 2008 as a result of increased process and product improvement efforts.

Other-net expense for the second quarter and first half of 2008 and 2007 is summarized as follows:

	Income (expense)
	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
Millions	2008	2007	2008	2007

Exchange losses	$(1.6)	$(0.5)	$(1.3)	$(0.8)
Directors’ deferred compensation	0.1	0.5	0.6	(0.5)
Derivative ineffectiveness	—	0.1	(0.2)	0.1
Metal financing fee	(1.2)	(0.4)	(2.0)	(1.0)
Loss on sale of business	—	—	—	(0.3)
Other items	(0.4)	(1.0)	(1.0)	(1.4)

Total	$(3.1)	$(1.3)	$(3.9)	$(3.9)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts. A weaker U.S. dollar generally results in exchange and translation losses for us.

Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. The $0.2 million expense in 2008 resulted from the swap’s fixed rate being higher than the applicable prevailing interest rates.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movement in the share price of our stock. Income of $0.6 million was recorded in the first half of 2008 as a result of a decline in the stock price.

The metal financing fee was higher in the second quarter 2008 and first half of 2008 than the comparable periods in 2007. The financing fee increased due to the higher quantity on hand and higher precious metal prices.

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

Operating profit was $11.6 million in the second quarter 2008 compared to $12.6 million in the second quarter 2007. For the first six months of the year, operating profit was $19.6 million in 2008 and $49.5 million in 2007. The lower profit resulted from the margin impact of the lower underlying sales volume, the change in ruthenium pricing practices, the lower of cost or market charge and other factors affecting gross margins.

Interest expense — net was $0.6 million in both the second quarter 2008 and the second quarter 2007. For the first half of 2008, interest expense was $1.0 million, a decrease of $0.3 million from the first half of 2007. Outstanding debt levels were below the first half 2007 average at the beginning of 2008 but then increased during the first quarter due to the Techni-Met acquisition and other factors. The impact of the higher debt was offset in part by a lower effective borrowing rate in 2008 while interest capitalized in association with long-term capital projects was $0.1 million higher in the first half of 2008 than it was in the first half of 2007.

Income before income taxes was $11.0 million in the second quarter 2008 versus $12.0 million in the second quarter 2007. For the first half of the year, income before income taxes declined from $48.2 million in 2007 to $18.6 million in 2008.

Tax expense was calculated using an effective rate of 34.7% of income before income taxes in the second quarter 2008 and 34.1% of income before income taxes in the second quarter 2007. The effective tax rate for the first six months of 2008 was 36.8% compared to 35.6% in the first six months of 2007.

The effects of percentage depletion, foreign source income and deductions, executive compensation, the production deduction and other factors were the major factors for the difference between the effective and statutory rates in both the first six months of 2008 and 2007. The effective tax rate was lower in the second quarter 2008 than the first quarter 2008 partially due to the impact of discrete events recorded in the first quarter. This lower tax rate improved net income by $0.6 million, or $0.03 per share in the second quarter 2008 as compared to the first quarter 2008. See Note H to the Consolidated Financial Statements.

Net income was $7.2 million in the second quarter 2008 compared to $7.9 million in the second quarter 2007. For the first half of the year, net income was $11.8 million in 2008 and $31.1 million in 2007. Diluted earnings per share were $0.35 in the second quarter 2008 and $0.38 in the second quarter 2007. June year-to-date diluted earnings per share were $0.57 in 2008 and $1.50 in 2007.

Segment Results

We have four reporting segments. The results from the corporate office and Zentrix Technologies Inc. are included in the All Other column of our segment reporting. See Note F to the Consolidated Financial Statements. The operating results for All Other declined $2.0 million in the first half of 2008 from the first half of 2007 largely due to higher corporate costs, lower corporate charges out to the segments and other factors offset in part by lower incentive compensation expense.

Advanced Material Technologies and Services

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
Millions	2008	2007	2008	2007

Sales	$125.4	$121.3	$246.1	$264.9
Operating profit	$4.8	$4.9	$10.1	$36.8

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

Sales from Advanced Material Technologies and Services were $125.4 million in the second quarter 2008, an increase of $4.1 million, or 3%, over the second quarter 2007. Sales from this segment totaled $246.1 million in the first half of 2008 compared to $264.9 million in the first half of 2007.

Sales for media applications in the data storage market, primarily ruthenium targets manufactured at the Brewster, New York facility, declined approximately $22.7 million in the second quarter 2008 and $79.7 million in the first half of 2008 from the comparable periods a year ago excluding the impact of changes in ruthenium prices. Media application demand was very strong in the first half of 2007 as customers were ramping up on ruthenium-based products for the conversion to the new perpendicular magnetic recording technology. While the overall market demand has remained strong, our shipments to this market were soft throughout the first half of 2008. Re-qualification work on ruthenium targets after a specification change at a major customer in the fourth quarter 2007 continued during the first half of 2008. Our marketing and engineering staffs are also working on developing and qualifying new products and applications, including oxide and soft underlayer coatings for disk drives, with existing and new customers within this market. The number of targets shipped in the second quarter 2008 improved over the first quarter 2008.

As noted previously, in the first half of 2008, we were generally manufacturing ruthenium targets on a toll basis using customer supplied material as opposed to manufacturing products using virgin material purchased by us or material from our recycle stream. Of the $79.7 million decline in media application sales, an estimated $22.5 million (or 28%) is due to this shift and not from a decline in the underlying business.

Higher metal prices, growth in sales to other markets and the Techni-Met acquisition helped to offset a portion of the decline in sales to the media market in both the second quarter and first half of 2008.

Advanced Material Technologies and Services adjusts the majority of its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the first half of 2008 than in the first half 2007 while the price of ruthenium was lower. The combination of these price differences increased sales by $19.6 million in the second quarter 2008 over the second quarter 2007 and $37.9 million in the first six months of 2008 over the first six months of 2007.

Sales of vapor deposition targets and other products manufactured at the Buffalo, New York facility for photonics and wireless applications increased in the second quarter and first half of 2008 over the comparable periods in 2007 due to both volumes and higher metal prices. Sales of materials for LED applications continued to improve as well. Sales from Thin Film Technology, Inc., which produces lids for defense and medical applications, increased in the second quarter and first half of 2008 and the new sales order entry rate for these products was very strong. Sales of inorganic chemicals from CERAC, which are used in optics, solar energy and other applications, also were higher in the first two quarters of 2008 than the first two quarters of 2007.

The acquisition of Techni-Met provided a small increase to the total segment sales in 2008 as Techni-Met sources its precious metals through the Buffalo facility so the net increase in sales is limited to the value added by Techni-Met over the sales value from Buffalo. Techni-Met produces precision precious metal coated polymeric films used primarily in medical applications. The operation also contributed to the segment’s profitability in the second quarter and first six months of 2008.

The gross margin on Advanced Material Technologies and Services’ sales was $16.4 million in the second quarter 2008 compared to $15.9 million in the second quarter 2007. Gross margin was 13% of sales in both periods. For the first half of the year, gross margin was $32.6 million (13% of sales) in 2008 and $57.9 million (22% of sales) in 2007.

The segment gross margin was reduced by the lower of cost or market charge on ruthenium inventories in the second quarter 2008 as discussed previously. The previously discussed ruthenium benefit, quality charge and lower of cost or market charge from 2007 also affected the gross margins of this segment.

The lower volume reduced margins in both the second quarter and first half of 2008 compared to the respective periods in 2007. The change in product mix has been favorable in 2008, more so in the second quarter than the first quarter. Techni-Met also had a greater impact on margins in the second quarter 2008 than the first quarter. The $2.6 million error correction in the first quarter 2008 reduced the year-to-date gross margin of this segment. Manufacturing overhead costs increased $2.6 million in the second quarter and $5.1 million in the first half of 2008 compared to the same periods of last year. The primary causes for the increase include the acquisition of Techni-Met, the new facility in the Czech Republic, the expansion of the Brewster and Wheatfield, New York facilities and other factors.

Total SG&A, R&D and other-net expenses were $11.7 million in the second quarter 2008 and $11.0 million in the second quarter 2007. Expenses were 9% of sales in both periods. These expenses totaled $22.5 million in the first half of 2008 (9% of sales), an increase of $1.5 million over expenses of $21.0 million (8% of sales) in the first half of 2007.

Expenses incurred by Techni-Met since its acquisition, higher metal consignment fees, additional R&D activities and the unfavorable translation effect on foreign subsidiaries’ expenses partially offset by lower incentive compensation accruals were the main causes for the higher expense in the second quarter and first half of 2008.

Operating profit from Advanced Material Technologies and Services was $4.8 million in the second quarter 2008 compared to $4.9 million in the second quarter 2007. For the first half of the year, operating profit was $10.1 million in 2008 and $36.8 million in 2007. Operating profit was 4% of sales in the first half of 2008 and 14% of sales in the first half of 2007. The decline in segment profitability was due to the significant fall-off in the ruthenium business, including the impact of price movements and inventory adjustments, offset in part by improvements in other portions of the business and the acquisition of Techni-Met.

Specialty Engineered Alloys

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
Millions	2008	2007	2008	2007

Sales	$83.0	$75.5	$154.3	$145.9
Operating profit	$4.8	$1.4	$5.5	$6.7

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance or thermal conductivity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment. External sales of hydroxide from the Utah operations totaled $3.3 million in the second quarter 2008 and $2.5 million in the second quarter 2007. There were no sales of hydroxide in the first quarter of either year.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $83.0 million in the second quarter 2008 grew 10% over sales of $75.5 million in the second quarter 2007. Sales in the first half of 2008 of $154.3 million were a 6% improvement over sales of $145.9 million in the first half of 2007.

The pass-through of the higher base metal prices and the favorable translation effect on the foreign subsidiaries’ sales contributed to the increased sales in the second quarter 2008. These factors more than offset a slight decline in volumes in the first half of 2008 as compared to the first half of 2007.

Strip volumes shipped in the second quarter 2008 were 9% lower than the second quarter 2007 while the volumes shipped in the first half of 2008 were 11% lower than the year ago period. Shipments of lower beryllium-containing alloy products were down more significantly than shipments of the higher beryllium-containing products. Shipments of rod and wire products improved in the second quarter after declining in the first quarter. Demand for materials for handset applications, which began to soften after the first quarter last year, flattened out in the second quarter 2008 while the year-to-date demand was below the comparable period in 2007. Sales for appliance applications increased in the second quarter over the first quarter 2008 while automotive electronic applications continued to be solid in the second quarter 2008.

Bulk product volumes shipped increased 13% in the second quarter 2008 over the second quarter 2007 and 12% in the first half of 2008 over the first half of 2007 due to strong demand from oil and gas, heavy equipment and undersea telecommunications applications. Shipments for aerospace applications, which had been stronger in the first quarter 2008, began to soften in the second quarter.

The gross margin on Specialty Engineered Alloys’ sales was $19.4 million in the second quarter 2008 compared to $14.8 million in the second quarter 2007. Gross margin improved from 20% of sales in the second quarter 2007 to 23% of sales in the second quarter 2008. For the first half of the year, the gross margin was $33.0 million, or 21% of sales, in 2008 and $33.6 million, or 23% of sales, in 2007.

The growth in the gross margin in the second quarter 2008 over the second quarter 2007 was due to a favorable change in product mix, foreign currency benefits, improved yields and operating performance, the benefits from the higher hydroxide sales and lower manufacturing overhead costs offset partially by the impact of lower underlying volumes.

The gross margin declined slightly in the first half of 2008 compared to the first half of 2007 as the lower volume had a larger impact and the change in product mix was not as favorable as it was in the second quarter.

Total SG&A, R&D and other-net expenses were $14.6 million in the second quarter 2008, an increase of $1.2 million from expenses totaling $13.4 million in the second quarter 2007. For the first half of the year, expenses were $27.5 million in 2008 compared to $26.9 million in 2007; expenses were 18% of sales in both of these periods. The expense increase in the quarter and year-to-date period was largely due to higher incentive accruals (resulting from the improved performance relative to the plan provisions), the unfavorable translation impact on the foreign operations’ expenses and higher foreign currency exchange losses partially offset by lower corporate charges and international selling expenses.

The operating profit generated by Specialty Engineered Alloys totaled $4.8 million in the second quarter 2008, a $3.4 million improvement over the operating profit of $1.4 million in the second quarter 2007. For the first half of the year, operating profit was $5.5 million, or 4% of sales in 2008 compared to $6.7 million, or 5% of sales, in 2007.

Beryllium and Beryllium Composites

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
Millions	2008	2007	2008	2007

Sales	$14.7	$16.5	$28.1	$31.7
Operating profit	$2.3	$2.4	$2.6	$4.6

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

Sales by Beryllium and Beryllium Composites totaled $14.7 million in the second quarter 2008 versus $16.5 million in the second quarter 2007. For the first six months of the year, sales declined from $31.7 million in 2007 to $28.1 million in 2008.

The decline in sales in the second quarter and first half of the year was due in part to the completion of shipments in prior periods for two large stand-alone projects, the JET nuclear fusion reactor and the Webb telescope. Sales for these two projects totaled $1.2 million in the second quarter 2007 and $1.8 million in the first half of 2007.

Defense-related sales, which softened in the first quarter 2008 due to specific program delays, began to strengthen in the second quarter 2008. Sales order entry rates as well as quoting activity have improved and we anticipate that defense-related sales will grow in the second half of 2008.

Sales for medical and industrial x-ray window applications were lower in the first half of 2008 as compared to a strong first half of 2007, partially due to customers’ inventory positions. We anticipate that sales of these products will show modest growth in future periods.

Sales of beryllia ceramics in the second quarter 2008 were flat with the second quarter 2007 and down 4% for the first half of 2008.

The gross margin on Beryllium and Beryllium Composites’ sales was $5.1 million, or 35% of sales, in the second quarter 2008 and $5.9 million, or 36% of sales, in the second quarter 2007. The gross margin for the first half of 2008 was $8.4 million, or 30% of sales, compared to a gross margin of $10.9 million, or 34% of sales, in the first half of 2007.

The majority of the difference in margins between the second quarter and first half of 2008 and the respective periods in 2007 was due to the lower sales volume. Improved plant performance and scrap recovery efforts helped to offset a portion of the unfavorable volume effect. An increase in manufacturing overhead costs also contributed to the lower margins in the second quarter and first half of 2008.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $2.8 million in the second quarter 2008 and $3.5 million in the second quarter 2007. For the first half of the year, these expenses totaled $5.8 million, or 21% of sales, in 2008 and $6.4 million, or 20% of sales, in 2007.

Incentive compensation, foreign currency exchange losses and corporate charges were lower in the second quarter and first half of 2008 than the respective periods in 2007.

Selling expenses, including manpower and product samples, were higher in the first half of 2008 than the first half of 2007.

Operating profit for Beryllium and Beryllium Composites was $2.3 million in the second quarter 2008, a slight decline from the operating profit of $2.4 million generated in the second quarter 2007. Operating profit was $2.6 million in the first half of 2008, a decrease of $2.0 million from the first half of 2007. Operating profit was 9% of sales in the first half of 2008 and 14% of sales in the first half of 2007.

Engineered Material Systems

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
Millions	2008	2007	2008	2007

Sales	$19.6	$16.9	$37.3	$33.6
Operating profit	$2.0	$0.7	$3.4	$1.3

Engineered Material Systems includes clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors. The largest markets for Engineered Material Systems are automotive electronics, telecommunications and computer electronics and data storage, while the energy, defense and medical electronic markets offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Sales from Engineered Material Systems totaled $19.6 million in the second quarter 2008, an increase of 16% over sales of $16.9 million in the second quarter 2007. Sales for the first six months of 2008 of $37.3 million were 11% higher than sales from the comparable period in 2007.

The increase in sales in the second quarter and first six months of 2008 was partially due to higher shipments of materials for disk drive applications as compared to the same periods in 2007. While disk drive material sales in the first and second quarter 2008 were softer than the fourth quarter 2007 level, partially due to seasonality, order entry rates strengthened in the second quarter and we anticipate sales of these materials will increase in the third quarter.

Sales of new products to the energy market also contributed to the sales growth in the second quarter and first six months of 2008 while sales for automotive applications remained solid, particularly in Europe.

The gross margin on Engineered Material Systems’ sales was $4.0 million, or 21% of sales, in the second quarter 2008 and $2.8 million, or 17% of sales, in the second quarter 2007. For the first six months of the year, gross margin improved to $7.4 million, or 20% of sales, in 2008 from $5.4 million, or 16% of sales, in 2007.

The higher margin in the second quarter and first half of 2008 resulted largely from manufacturing improvements. These improvements are partially due to the recent implementation of a new high technology manufacturing center in the Lincoln facility, which has resulted in yield and efficiency gains. Performance improvements have also been achieved in other portions of the facility, including plating operations. The change in product mix between years has been slightly favorable while the higher sales volume contributed to the improved margins as well, more so in the second quarter 2008 than the first quarter 2008. Manufacturing overhead costs in the first six months of 2008 were 4% lower than the first six months of 2007.

Total SG&A, R&D and other-net expenses were $2.0 million in the second quarter 2008, a 4% decline from the second quarter 2007. Expenses totaling $4.0 million in the first six months of 2008 were 2% lower than expenses in the same period a year ago.

Operating profit from Engineered Material Systems was $2.0 million in the second quarter 2008 compared to $0.7 million in the second quarter 2007. Operating profit of $3.4 million in the first half of 2008 was a $2.1 million improvement over the operating profit of $1.3 million in the first half of 2007. Operating profit also improved from 4% of sales in the first half of 2007 to 9% in the first half of 2008.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended		Quarter Ended
	June 27, 2008		Mar. 28, 2008

Total cases pending	8		9
Total plaintiffs	30		31
Number of claims (plaintiffs) filed during period ended	0	(0)	0	(0)
Number of claims (plaintiffs) settled during period ended	0	(0)	0	(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0		$0
Number of claims (plaintiffs) otherwise dismissed	1	(1)	0	(0)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of June 27, 2008, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

	June 27,	Dec. 31,
Millions	2008	2007

Asset (liability)
Reserve for litigation	$(1.5)	$(1.3)
Insurance recoverable	1.2	1.0

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

Financial Position

Net cash provided from operating activities was $10.3 million in the first half of 2008 as net income, the benefits of depreciation and amortization and other factors more than offset unfavorable changes in various working capital items, including increases to accounts receivable and inventory and payment of the 2007 incentive compensation to employees. Cash from operations improved in the second quarter 2008 over the first quarter 2008. Cash from operations was $13.4 million in the second quarter 2008 while $3.1 million of cash was used in operations in the first quarter 2008.

Cash balances stood at $15.2 million at the end of the second quarter 2008, a decline of $16.6 million from year-end 2007, as a portion of the cash on hand, the cash from operations and additional borrowings were used to acquire Techni-Met and to finance capital expenditures.

Accounts receivable increased $22.7 million, from $97.4 million at the end of 2007 to $120.1 million at the end of the second quarter 2008. This increase was due to a combination of higher sales in the second quarter 2008 than the fourth quarter 2007 and an increase in the average collection period. A portion of the increase was due to the acquisition of Techni-Met in the first quarter 2008. Accounts written off to bad debt expense and adjustments to the bad debt allowance were immaterial in the first half of 2008.

Other receivables totaling $11.3 million as of December 31, 2007, which represented amounts due from our insurance carriers under the litigation settlement agreement signed in the fourth quarter 2007, were collected in full during the first quarter 2008.

Inventories were $181.1 million, an increase of $15.9 million, or 10%, during the first six months of 2008. The inventory turnover ratio, a measure of how quickly inventory is sold on average, as of the end of the second quarter declined from the end of last year but improved slightly from the end of the first quarter 2008. Approximately $2.1 million of the increase was due to the Techni-Met acquisition. Inventories at various other domestic and international locations within the Advanced Material Technologies and Services segment increased to support the current and projected higher level of business. Inventories at Brush Resources increased $2.3 million during the first six months of 2008 due to the opening of a new pit and increased bertrandite ore mining activity. Specialty Engineered Alloys’ inventory pounds were up 5% in the first half of 2008 in part due to longer production lead times for bulk products.

The $15.9 million increase in inventory was net of the lower of cost or market adjustment on ruthenium inventories in the second quarter 2008.

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

Prepaid expenses were $19.6 million as of the end of the second quarter 2008, an increase of $1.9 million from year-end 2007. The change in the balance was due to the timing of payments for manufacturing supplies, miscellaneous taxes and other items.

Other assets of $32.8 million at the end of the second quarter 2008 were $21.0 million higher than at the end of 2007. The increase is primarily from the estimated value of the intangible assets acquired with Techni-Met. The intangible asset values are subject to change pending a final appraisal.

Capital expenditures for property, plant and equipment and mine development totaled $14.8 million in the first half of 2008, which was below the total depreciation and amortization level for the period. Spending in the second quarter 2008 was slightly higher than spending in the first quarter 2008.

Spending in the first six months of 2008 included $4.1 million for the design and development of the new facility for the production of primary beryllium under a Title III contract with the U.S. Department of Defense (DOD). The total cost of the project is estimated to be approximately $90.4 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.2 million to the project. The DOD will reimburse us for the balance of the project cost. Reimbursements from the DOD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. Construction of the facility began early in the third quarter 2008.

Advanced Material Technologies and Services expended approximately $3.0 million for the expansion of various facilities and other projects in the first half of 2008. Specialty Engineered Alloys and Engineered Material Systems have various projects underway to upgrade and/or replace existing discrete pieces of equipment. Spending by Specialty Engineered Alloys totaled $5.0 million in the first half of 2008.

We acquired the operating assets of Techni-Met, Inc. for $87.4 million in February 2008. The acquisition was financed with a combination of cash and borrowings under the revolving credit agreement. Immediately subsequent to the acquisition, we sold the precious metal content of Techni-Met’s inventory for its fair value of $24.3 million to a financial institution and consigned it back under existing consignment lines. Preliminary goodwill assigned to the transaction, which is subject to final valuation, was $17.9 million.

Other liabilities and accrued items of $44.6 million as of the end of the second quarter 2008 were $11.3 million lower than the balance of $55.9 million at the end of 2007. Payment of the 2007 incentive compensation in the first quarter 2008, net of the expense for the first six months of the year, was the primary cause of the reduction. Accruals for other items, including changes in the timing of the payment of payroll deductions, fringe benefits and taxes other than income taxes as well changes in the fair value of outstanding derivative contracts contributed to the movement in the balance outstanding.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.5 million as of June 27, 2008 compared to $2.6 million as of December 31, 2007. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done is certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $14.8 million as of the end of the second quarter 2008 compared to $11.6 million as of the prior year end. This increase was primarily due to reimbursements received from the DOD for the construction of the new beryllium facility that were classified as long-term unearned income. This liability will be relieved to income over the life of the facility once it is built and placed into service. Other long-term liabilities, including the reserve for CBD litigation and the long-term portion of the incentive accruals, changed by minor amounts during the quarter.

The retirement and post-employment obligation balance of $59.4 million at the end of the second quarter 2008 was $1.9 million higher than the balance at December 31, 2007. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The main cause for the increase in the liability was the expense for the defined benefit plan as the expense for the other retirement plans was largely offset by the payments made during the first six months of 2008. We also made a contribution of $0.4 million to the defined benefit plan in the second quarter 2008. We anticipate making additional contributions of approximately $5.7 million in the second half of 2008 and that the contribution in 2009 will exceed the total contributions made in 2008.

Debt totaled $87.1 million as of June 27, 2008, an increase of $51.6 million over the balance as of December 31, 2007. This increase was primarily due to the Techni-Met acquisition in the first quarter 2008 and, to a lesser extent, funding of capital expenditures. Short-term debt increased $10.7 million and long-term debt increased $40.9 million in the first half of 2008. Short-term debt, which included foreign currency denominated loans, a gold-denominated loan and overnight dollar-based borrowings, totaled $35.6 million as of the end of the second quarter 2008. The current portion of long-term debt was $0.6 million, while long-term debt was $50.9 million. We were in compliance with all of our debt covenants as of the end of the second quarter 2008.

Shareholders’ equity was $369.3 million at the end of the second quarter 2008, an increase of $15.6 million over the $353.7 million balance at the beginning of the year. The increase was primarily due to comprehensive income of $13.0 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock compensation expense, the exercise of stock options, the tax benefits from the exercise of options and other factors.

The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $129.9 million at the end of the second quarter 2008, an increase of $58.7 million during 2008 as the quantities on hand as well as the average metal prices increased. The increase was also due to the acquisition of Techni-Met in the first quarter 2008 and the addition of their metal requirements under the consignment lines.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of June 27, 2008 from the year-end 2007 totals as disclosed on page 39 of our annual report on Form 10-K for the year ended December 31, 2007.

Net cash provided from operating activities was $11.4 million in the first half of 2007 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. Cash provided from operating activities in the second quarter 2007 was $16.1 million. Receivables grew $27.6 million, or 32%, due to the higher sales volume in the quarter and a slower days sales outstanding. Inventories increased $11.2 million, or 7%, in the first half of 2007, although the inventory turnover period improved. The majority of the inventory increase was in ruthenium-based products. Capital expenditures were $11.2 million while mine development expenditures totaled $6.2 million in the first half of 2007. Outstanding debt totaled $41.6 million at the end of the first half of 2007, a decrease of $7.4 million during that period primarily as a result of the cash provided from operations. We received $4.9 million for the exercise of stock options during the first half of 2007. The cash balance stood at $12.1 million at the end of the second quarter 2007, a decrease of $3.6 million from the prior year end.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects. Although debt increased in the first half of 2008, primarily as a result of the Techni-Met acquisition, we had approximately $172.4 million of available borrowing capacity under the existing lines of credit as of June 27, 2008.

Critical Accounting Policies

For information regarding critical accounting policies, please refer to pages 41 to 44 of our annual report on Form 10-K for the period ended December 31, 2007.

Market Risk Disclosures

A portion of our ruthenium inventory remains exposed to movements in the market price and potentially subject to further lower of cost or market charges as of the end of the second quarter 2008. The ruthenium market price increased early in the third quarter and was higher than the price used to write the inventory down at the end of the second quarter 2008. In the near term, however, with the majority of our sales of ruthenium-containing products being manufactured from customer supplied material, we may not be able to make a significant reduction in the quantity of inventory exposed to adverse price movements.

For additional information regarding market risks, please refer to pages 44 to 46 of our annual report on Form 10-K for the period ended December 31, 2007.

Outlook

The overall media market demand has been strong and demand in the second half of the year is typically stronger than the first half. We continued our product qualification and other development work on various media market applications in the second quarter 2008 and we believe that our sales to this market in the second half of 2008 may improve over the first half of 2008.

We anticipate that sales for defense-related applications will strengthen over the balance of the year. We also anticipate that demand will remain strong for wireless applications for Advanced Material Technologies and Services’ products and for oil and gas and heavy equipment applications for Specialty Engineered Alloys’ products. The Techni-Met acquisition provides an additional growth opportunity for this year as well as new technologies that can, in the long-term, be used in conjunction with our existing businesses to develop new applications. Sales of other new products are also contributing to the growth in many of our businesses.

Sales to the automotive industry, as well as sales into Europe, may soften in the third quarter 2008 from the second quarter 2008 levels due to change over to the new model year, normal seasonality and other factors.

We have made yield and efficiency improvements at various facilities which have had a positive impact on our gross margins in the first half of 2008. We anticipate that these benefits will continue in future periods.

As of early third quarter 2008, we are projecting diluted earnings per share for the entire year 2008 to be in a range of $1.45 to $1.70.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned herein:

•	The global and domestic economies;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2008;

•	Our success in developing and introducing new products and new product ramp up rates, especially in the media market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the recent acquisition of the assets of Techni-Met, Inc.;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, interest rates, metal financing fees, exchange rates, pension and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive and deferred compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that may impact our obligations; and

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2007.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

In the second quarter 2008, the Company implemented SAP (an information technology system for accounting, sales and manufacturing) at one of its domestic facilities. SAP was implemented in part to improve internal controls over financial reporting at this facility. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. SAP had previously been implemented at a significant number of the Company’s other facilities. The Company continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

There have been no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of June 27, 2008, our subsidiary, Brush Wellman Inc., was a defendant in eight proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

One case previously reported on was dismissed during the fourth quarter of 2007. During the second quarter of 2008, the number of beryllium cases (which were previously reported as 9 cases (involving 31 plaintiffs)) remained unchanged at 8 cases (involving 30 plaintiffs) as of March 28, 2008 and as of June 27, 2008. No cases were filed, settled or dismissed during the quarter. During the second quarter of 2008, the court denied the motion for class certification in one case described below.

The eight pending beryllium cases as of June 27, 2008 fall into two categories: Six cases involving third-party individual plaintiffs, with 14 individuals (and four spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case); and two purported class actions, involving ten named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises Inc. was dismissed on May 5, 2005. Plaintiffs’ motion for class certification, which the Company opposed, was heard by the court on February 8, 2008, and the motion was denied by the court on May 7, 2008. Plaintiffs filed a notice of appeal on May 20, 2008.

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

Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On November 14, 2007, two of the defendants filed a joint motion for an order permitting discovery to make the threshold determination of whether plaintiff is sensitized to beryllium. On February 13, 2008, the court approved the parties’ stipulation that the plaintiff is not sensitized to beryllium. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. Oral argument on this motion took place on June 13, 2008, and the court took the motion under submission. Plaintiff is required to file a motion for class certification on or before September 3, 2008, with oral argument on that motion scheduled for December 2008.

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

In the second litigation, Target in September 2004 filed in the U.S. District Court, Central District of California (case no. SAC04-1083 DOC (MLGx)) a separate action for infringement of one of the same patents named in the NY Action (the “CA Action”), naming as defendants WAM and certain of WAM’s customers who purchase certain WAM sputtering targets. Target seeks a judgment that the patent is valid and infringed by the defendants, a permanent injunction, damages adequate to compensate Target for the infringement, treble damages and attorneys’ fees and costs. In April 2007, Sony DADC U.S., Inc. (“Sony”) intervened in the CA Action claiming ownership of that patent and others of the patents that Target is seeking to enforce in the NY Action. Sony’s claim is based on its prior employment of the patentee and Target’s founder, Hamphire H. Nee, and includes a demand for damages against both Target and Nee. WAM on behalf of itself and its customers has a paid-up license from Sony under any rights that Sony has in those patents. Trial of the CA Action is currently scheduled for March 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders for 2008 was held on May 7, 2008.

(b) The first matter was the election of Directors. Three directors were elected to serve for a term of three years by the following vote:

	Shares Voted	Shares Voted	Shares Voted	Shares
	“For”	“Against”	“Abstaining”	“Non-Voted”

Albert C. Bersticker	12,950,217	5,421,580	-0-	1,909,253
William G. Pryor	14,821,792	3,550,005	-0-	37,878
N. Mohan Reddy	13,736,955	4,834,842	-0-	1,122,515

The following directors continued their term of office after the meeting: Richard J. Hipple, Joseph P. Keithley, William B. Lawrence, William P. Madar, William R. Robertson and John Sherwin, Jr. As previously disclosed, the Board of Directors increased its size to ten and elected Mr. Craig S. Shular following the annual meeting.

(c) The second matter was a vote to ratify the appointment of Ernst & Young LLP as Brush Engineered Materials’ auditors for the fiscal year ending December 31, 2008. The tabulation of votes for the appointment, which was ratified, is as follows:

For	18,266,225
Against.	85,780
Abstain.	19,792
Broker Non-votes	2,301,088

Item 6.	Exhibits

4.1	Second Amendment to Rights Agreement, dated as of July 31, 2008, by and between Brush Engineered Materials Inc. and Wells Fargo Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the amended Form 8-A filed on July 31, 2008), incorporated herein by reference.
4.2	Second Amendment to Credit Agreement dated June 11, 2008 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K on June 16, 2008), incorporated herein by reference.
10.1	Amended and Restated Form of Severance Agreement for Executive Officers.
10.2	Amended and Restated Form of Severance Agreement for Key Employees.
10.3	Amended and Restated 2006 Stock Incentive Plan.
10.4	Amended and Restated Executive Deferred Compensation Plan II.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: August 1, 2008