Form 10-Q
period 2008-09-26
BRUSH ENGINEERED MATERIALS INC
filed 2008-10-31
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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
216-486-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of October 24, 2008 there were 20,292,074 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended September 26, 2008 are as follows:

Consolidated Statements of Income — Third quarter and nine months ended September 26, 2008 and September 28, 2007	2

Consolidated Balance Sheets — September 26, 2008 and December 31, 2007	3

Consolidated Statements of Cash Flows — Nine months ended September 26, 2008 and September 28, 2007	4
EX-10.1
EX-10.2
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Dollars in thousands except share and	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
per share amounts)	2008	2007	2008	2007

Net sales	$240,494	$230,928	$713,425	$714,805
Cost of sales	195,321	184,655	586,386	557,367

Gross margin	45,173	46,273	127,039	157,438
Selling, general and administrative expense	26,069	27,456	81,362	82,690
Research and development expense	1,748	968	4,889	3,569
Other-net	4,335	1,679	8,185	5,537

Operating profit	13,021	16,170	32,603	65,642
Interest expense — net	539	286	1,524	1,540

Income before income taxes	12,482	15,884	31,079	64,102
Income taxes	2,573	5,976	9,417	23,141

Net income	$9,909	$9,908	$21,662	$40,961

Per share of common stock: basic	$0.49	$0.49	$1.06	$2.02
Weighted average number of common shares outstanding	20,374,000	20,392,000	20,387,000	20,300,000
Per share of common stock: diluted	$0.48	$0.48	$1.05	$1.98
Weighted average number of common shares outstanding	20,612,000	20,730,000	20,616,000	20,736,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Sept. 26,	Dec. 31,
(Dollars in thousands)	2008	2007

Assets
Current assets
Cash and cash equivalents	$7,143	$31,730
Accounts receivable	110,153	97,424
Other receivables	0	11,263
Inventories	176,350	165,189
Prepaid expenses	20,624	17,723
Deferred income taxes	5,845	6,107

Total current assets	320,115	329,436
Other assets	36,058	11,804
Related-party notes receivable	98	98
Long-term deferred income taxes	0	1,139
Property, plant and equipment	622,375	583,961
Less allowances for depreciation, depletion and amortization	421,611	397,786

	200,764	186,175
Goodwill	35,699	21,899

	$592,734	$550,551

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$32,246	$24,903
Current portion of long-term debt	600	600
Accounts payable	29,372	27,066
Other liabilities and accrued items	43,342	55,936
Unearned revenue	1,072	2,569
Income taxes	678	2,109

Total current liabilities	107,310	113,183
Other long-term liabilities	17,349	11,629
Retirement and post-employment benefits	57,426	57,511
Long-term income taxes	3,386	4,327
Deferred income taxes	1,823	182
Long-term debt	25,305	10,005
Shareholders’ equity	380,135	353,714

	$592,734	$550,551

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	Sept. 26,	Sept. 28,
(Dollars in thousands)	2008	2007

Net income	$21,662	$40,961
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	25,503	17,944
Amortization of deferred financing costs in interest expense	272	321
Derivative financial instrument ineffectiveness	171	42
Stock-based compensation expense	3,410	2,928
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(6,434)	(29,122)
Decrease (increase) in other receivables	11,263	—
Decrease (increase) in inventory	(7,055)	(12,440)
Decrease (increase) in prepaid and other current assets	(2,425)	(1,941)
Decrease (increase) in deferred income taxes	25	(3,680)
Increase (decrease) in accounts payable and accrued expenses	(12,133)	(3,763)
Increase (decrease) in unearned revenue	(1,497)	2,338
Increase (decrease) in interest and taxes payable	423	10,471
Increase (decrease) in other long-term liabilities	405	1,191
Other — net	1,666	(2,080)

Net cash provided from operating activities	35,256	23,170
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(22,611)	(17,644)
Payments for mine development	(391)	(6,778)
Reimbursements for capital equipment under government contracts	6,052	2,095
Payments for purchase of business net of cash received	(87,462)	—
Proceeds from sales of inventory to consignment	24,325	—
Proceeds from sale of business	—	2,150
Proceeds from sale of property, plant and equipment	—	46
Other investments — net	66	42

Net cash used in investing activities	(80,021)	(20,089)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	7,116	1,467
Proceeds from issuance of long-term debt	45,900	15,747
Repayment of long-term debt	(30,600)	(26,393)
Issuance of common stock under stock option plans	243	4,914
Tax benefit from exercise of stock options	45	2,733
Repurchase of common stock	(2,086)	—

Net cash provided from (used in) financing activities	20,618	(1,532)
Effects of exchange rate changes	(440)	(226)

Net change in cash and cash equivalents	(24,587)	1,323
Cash and cash equivalents at beginning of period	31,730	15,644

Cash and cash equivalents at end of period	$7,143	$16,967

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 26, 2008 and December 31, 2007 and the results of operations for the third quarter and nine months ended September 26, 2008 and September 28, 2007. Sales and income before income taxes were reduced in the first quarter 2008 by $2.6 million to correct a billing error that occurred in 2007 that was not material to the 2007 results. All other adjustments were of a normal and recurring nature.

Note B —	Inventories

	Sept. 26,	Dec. 31,
(Dollars in thousands)	2008	2007

Principally average cost:
Raw materials and supplies	$35,192	$30,338
Work in process	160,290	156,789
Finished goods	59,609	54,530

Gross inventories	255,091	241,657
Excess of average cost over LIFO inventory value	78,741	76,468

Net inventories	$176,350	$165,189

Note C —	Pensions and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(Dollars in thousands)	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$1,270	$1,185	$76	$75
Interest cost	1,976	1,888	532	477
Expected return on plan assets	(2,180)	(2,200)	—	—
Amortization of prior service cost	(161)	(167)	(9)	(9)
Amortization of net loss	294	445	—	—

Net periodic benefit cost	$1,199	$1,151	$599	$543

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(Dollars in thousands)	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$3,811	$3,499	$228	$226
Interest cost	5,928	5,577	1,595	1,431
Expected return on plan assets	(6,541)	(6,497)	—	—
Amortization of prior service cost	(483)	(494)	(27)	(27)
Amortization of net loss	883	1,314	—	—

Net periodic benefit cost	$3,598	$3,399	$1,796	$1,630

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $2.1 million as of September 26, 2008 and $1.3 million as of December 31, 2007. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. There were no settlement payments made during the first nine months of 2008 for CBD-related cases.

Under the terms of a settlement reached with certain of the Company’s insurance carriers in the fourth quarter 2007, third party beryllium-related claims where the alleged exposure occurred prior to December 31, 2007 are covered by insurance subject to a $1.0 million annual deductible for a fifteen year period ending in 2022. All of the cases outstanding as of September 26, 2008 are covered by this insurance. Both indemnity and defense costs are covered. Incurred costs were below the deductible in the first nine months of 2008.

In the third quarter 2008, the court awarded damages and ordered a third-party to indemnify the Company $2.4 million for defense costs incurred in prior CBD-related litigation matters. The award also included accrued interest costs. The third-party is appealing this ruling. The Company has not recorded the impact of this ruling in its consolidated financial statements as of September 26, 2008 and does not intend to record the impact until the appeal process is resolved or a settlement agreement is reached. A portion of any award received will be reimbursed to the Company’s insurance carrier.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any payments for damages on behalf of any customer nor have they recorded a reserve for losses under these agreements as of September 26, 2008. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.2 million as of September 26, 2008 and $5.2 million as of December 31, 2007. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income and comprehensive income for the third quarter and nine months ended September 26, 2008 and September 28, 2007 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(Dollars in thousands)	2008	2007	2008	2007

Net income	$9,909	$9,908	$21,662	$40,961
Cumulative translation adjustment	(575)	1,426	1,156	1,194
Change in the fair value of derivative financial instruments	2,384	(2,174)	1,619	(6,021)
Pension and other retirement plan liability adjustments	124	269	371	793

Comprehensive income	$11,842	$9,429	$24,808	$36,927

Note F —	Segment Reporting

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Third Quarter 2008
Revenues from external customers	$125,507	$77,586	$17,580	$16,660	$237,333	$3,161	$240,494
Intersegment revenues	1,798	738	36	472	3,044	6	3,050
Operating profit (loss)	7,623	2,074	2,548	1,612	13,857	(836)	13,021
Third Quarter 2007
Revenues from external customers	$119,418	$74,117	$15,159	$18,614	$227,308	$3,620	$230,928
Intersegment revenues	1,406	335	209	322	2,272	2	2,274
Operating profit (loss)	12,279	2,566	2,204	1,710	18,759	(2,589)	16,170
First Nine Months 2008
Revenues from external customers	$371,561	$231,912	$45,655	$53,920	$703,048	$10,377	$713,425
Intersegment revenues	5,152	3,932	329	1,223	10,636	14	10,650
Operating profit (loss)	17,700	7,528	5,121	4,977	35,326	(2,723)	32,603
Assets	230,921	257,314	49,261	25,294	562,790	29,944	592,734
First Nine Months 2007
Revenues from external customers	$384,352	$220,028	$46,818	$52,227	$703,425	$11,380	$714,805
Intersegment revenues	3,879	3,403	752	1,787	9,821	14	9,835
Operating profit (loss)	49,109	9,258	6,762	3,016	68,145	(2,503)	65,642
Assets	190,920	239,339	38,217	27,287	495,763	44,018	539,781

Note G —	Stock-based Compensation Expense

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

The Company granted approximately 13,000 shares of restricted stock to its non-employee directors in the second quarter 2008 at a fair value of $32.19 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of one year.

Total stock-based compensation expense for the above and previously existing awards and plans was $1.0 million in both the third quarter 2008 and 2007. For the first nine months of the year, stock-based compensation was $3.4 million in 2008 and $2.9 million in 2007.

Note H —	Income Taxes

The tax expense of $2.6 million in the third quarter 2008 was calculated by applying a rate of 20.6% against income before income taxes while the tax expense of $6.0 million in the third quarter 2007 was calculated by applying a rate of 37.6% in that period. For the first nine months of the year, a rate of 30.3% was used in 2008 and 36.1% in 2007. The differences between the statutory and effective rates in both quarters and the nine month periods were due to a combination of the impact of percentage depletion, foreign source income and deductions, the production deduction, executive compensation and other factors.

In addition to the differences in the above items, the effective tax rate was lower in the third quarter 2008 than the second quarter 2008 year-to-date rate largely due to discrete events recorded in the third quarter. The discrete events were primarily a net reduction to tax reserves in accordance with Financial Interpretation No. 48 and accrual adjustments as a result of finalizing the 2007 federal and state tax returns. In the first quarter 2008, income tax expense was increased for discrete events in the that period, primarily a deferred tax adjustment. These discrete events affect the comparison of the effective tax rates between the applicable periods in 2008 with 2007 as well.

The lower tax rate in the third quarter as compared to the second quarter 2008 year-to-date rate reduced tax expense and increased net income by approximately $2.0 million, or $0.10 per share diluted, in the third quarter 2008.

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

Techni-Met’s results are included in the Company’s financial statements since the acquisition date and are reported as part of the Advanced Material Technologies and Services segment. The purchase price allocation is preliminary in that the Company has not yet completed its appraisal of the acquired tangible and intangible assets nor have the acquired deferred taxes been valued. The preliminary goodwill assigned to the transaction totaled $13.8 million.

Assuming that the Techni-Met acquisition occurred on January 1, 2007, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income are as follows:

	Pro Forma Results
	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Sales	$240,494	$228,283	$717,232	$719,341
Income before income taxes	12,482	16,752	32,542	66,949
Net income	9,909	10,450	22,566	42,734
Diluted earnings per share	$0.48	$0.50	$1.09	$2.06

The pro forma sales in the third quarter 2007 are lower than the reported sales as actual sales from the Company to Techni-Met exceeded Techni-Met’s external sales in that period.

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheet as of September 26, 2008:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)	Sept. 26,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Foreign currency contracts
Forward Contracts	$566	$—	$566	$—
Options	115	—	115	—

Total	$681	$—	$681	$—

Financial Liabilities
Foreign currency contracts
Forward Contracts	365	—	365	—
Interest rate exchange contracts	162	—	162	—

Total	$527	$—	$527	$—

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

Item 1A.	Risk Factors

In addition to the Risk Factors described in our annual report on Form 10-K to shareholders for the period ended December 31, 2007, please also consider the following:

The current disruption in the credit markets, and its effects on the global and domestic economies, could adversely affect our business.

The substantial volatility in world capital markets has had a significant negative impact on financial markets, as well as the global and domestic economies. From a financing perspective, this unprecedented instability may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all.

From an operational perspective, while we have not yet seen a material decrease in sales, we anticipate a slowdown as some customers experience difficulty in obtaining adequate financing due to the current disruption in the credit markets. Our exposure to bad debt losses may also increase if current customers are unable to pay for products previously ordered.

In addition, as a result of the global economic instability, our pension plan’s investment portfolio has incurred greater volatility and a decline in fair value since May 31, 2008. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time and could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Sales in the third quarter 2008 were $240.5 million compared to $230.9 million in the third quarter 2007. Sales for the first nine months of 2008 were $713.4 million compared to $714.8 million in the first nine months of 2007.

Sales in 2008 have increased as a result of the pass-through of higher precious and base metal pricing and the translation impact of the weaker U.S. dollar. Total underlying volumes for both the third quarter and first nine months of 2008 were below the respective periods of 2007 primarily due to a significant fall-off in shipments of ruthenium-based products for media applications in the data storage market. Growth in other portions of our business helped to mitigate the impact of the lower sales to the data storage market.

The acquisition of Techni-Met, Inc. in February 2008 for $87.4 million added to our profitability in the third quarter and first nine months of 2008. We believe that in the long term Techni-Met provides technology that we can couple with our existing businesses to penetrate additional market opportunities.

Operating profit of $13.0 million in the third quarter 2008 was down from the $16.2 million generated in the third quarter 2007 due to the margin impact from the lower sales to the data storage market and other factors. Net income of $9.9 million in the third quarter 2008, however, was unchanged from the third quarter 2007 as a result of a lower tax rate, which was due in part to discrete items recorded in the current period.

Cash flow from operations was strong once again in the third quarter. After debt increased in the first quarter, primarily as a result of the Techni-Met acquisition, the cash flow generated by operations has allowed us to reduce debt by $32.2 million in the second and third quarters of 2008.

In the third quarter 2008, we announced that the Board of Directors had authorized a share buy back program. We repurchased $2.1 million of stock during the quarter under this program.

Results of Operations

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Millions, except per share data	2008	2007	2008	2007

Sales	$240.5	$230.9	$713.4	$714.8
Operating profit	13.0	16.2	32.6	65.6
Income before income taxes	12.5	15.9	31.1	64.1
Net income	9.9	9.9	21.7	41.0
Diluted earnings per share	$0.48	$0.48	$1.05	$1.98

Sales of $240.5 million in the third quarter 2008 were 4% higher than sales of $230.9 million in the third quarter 2007. For the first nine months of the year, sales of $713.4 million in 2008 were down slightly from sales of $714.8 million in 2007.

We use ruthenium, gold, silver, platinum, palladium and copper in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase prices are passed on to our customers in the form of higher or lower selling prices. While commodity prices fluctuated significantly in the third quarter 2008, average ruthenium prices were lower throughout 2008 than in 2007 while the average prices of copper and the major precious metals were higher. Changes in the prices for these metals resulted in an estimated net $15.7 million increase in sales in the third quarter 2008 as compared to the third quarter 2007 and a net $58.7 million increase in sales in the first nine months of 2008 as compared to the first nine months of 2007.

Sales in the third quarter 2008 were lower than the third quarter 2007 after adjusting for the metal price differential between periods. This decline, as well as the decline in sales in the first nine months of 2008, was primarily due to softer shipments of ruthenium-based products for media applications in the data storage market. Shipments of our products to this market have been weak throughout 2008 after being very strong in the first nine months of 2007. The ruthenium-based products’ sales value was also lower in 2008 than 2007 due to a higher percentage of product sold being manufactured from customer supplied metal rather than from metal that we owned.

Sales for defense applications increased in the third quarter as did sales for disk drive arm applications. Demand from the undersea telecommunications market was strong in the third quarter as was demand for wireless applications for certain of our products. Sales for automotive electronic applications declined due to weakening conditions in that market in the third quarter.

Sales in 2008 also benefited from the acquisition of Techni-Met while the development of new products continued to offer additional growth opportunities across our various businesses.

Total international sales (direct exports and sales from international operations) were $86.3 million in the third quarter 2008 compared to $91.4 million in the third quarter 2007 while international sales in the first three quarters of 2008 of $252.0 million were 18% lower than international sales of $305.6 million in the first three quarters of last year. The decline in both the quarter and year-to-date international sales is mainly due to lower sales of ruthenium-based products into Asia. European sales increased 12% in the first three quarters of 2008 over the first three quarters of 2007. International sales were 35% of sales in the first three quarters of 2008 and 43% of sales in the first three quarters of 2007. The effect of translating foreign currency denominated sales was a favorable $1.9 million in the third quarter 2008 as compared to the third quarter 2007 and $7.6 million in the first three quarters of 2008 compared to the first three quarters of 2007 as a result of changes in the relative value of the U.S. dollar. While international sales declined, domestic sales increased 11% in the third quarter 2008 and 13% in the first three quarters of 2008 over the comparable periods in 2007.

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

Gross margin was $45.2 million, or 19% of sales, in the third quarter 2008 versus $46.3 million, or 20% of sales, in the third quarter 2007. For the first three quarters of the year, gross margin was $127.0 million, or 18% of sales, in 2008 and $157.4 million, or 22% of sales, in 2007.

The acquisition of Techni-Met had a positive impact on the gross margin in both the third quarter and first nine months of 2008. The change in product mix was slightly unfavorable in the third quarter and first nine months of 2008 as compared to the same periods in 2007. Margins were reduced as a result of lower underlying sales volume to the data storage market in both the third quarter and first nine months of 2008 as compared to the same periods in 2007. This unfavorable volume effect was offset in part by improved margins from the increased sales from the balance of the business. Yield and performance improvements at various facilities have provided a benefit to margins in 2008. Manufacturing overhead costs were higher in the third quarter and first nine months of 2008 than the comparable periods in 2007 due to the expansion of various facilities, higher manpower costs and other factors.

In addition to the above items, margins were $1.5 million lower in the third quarter 2008 than the third quarter 2007 and $20.0 million lower in the first nine months of 2008 than the first nine months of 2007 as a result of a combination of factors associated with the ruthenium business as described below.

Due to the rapidly declining market price for ruthenium, we recorded a lower of cost or market charge of approximately $6.0 million in the second quarter 2008. Despite the strong end-use demand for ruthenium-containing products primarily for the hard disk drive applications, ruthenium inventories throughout the supply chain were high in the first half of 2008. With long lead times, especially in refining operations, and the rush to convert to the perpendicular magnetic recording technology, large inventory positions were built up in 2007. During 2008, rather than purchasing virgin material, customers generally have been working off their inventory positions and are returning their refined and recycled materials to fabricators such as us to manufacture into new targets on a toll basis for them. With limited open-market purchases and softer demand for virgin material, the quoted market price for ruthenium dropped throughout the second quarter and was below our carrying cost for a significant portion of our inventory, resulting in the charge.

The gross margin in 2007 was affected by both rapidly increasing and decreasing prices for ruthenium. The price of ruthenium escalated in the second half of 2006 and was significantly higher than the carrying cost of the inventory as of December 31, 2006. Sales of this existing lower cost inventory at the current market prices and other inventory transactions increased total gross margins by $1.5 million in the third quarter 2007 and $22.9 million in the first nine months of 2007. We subsequently changed our pricing practices so that the purchase price of ruthenium forms the basis for our selling price and, as a result, this benefit did not occur in 2008. The ruthenium selling price declined toward the end of the second quarter 2007 from the high levels earlier in the year resulting in a lower of cost or market charge of $4.0 million in that period. Gross margin was also adversely affected by $4.9 million in the second quarter 2007 by a manufacturing quality issue in the production of ruthenium targets that resulted in customer returns, additional costs and inventory losses.

Selling, general and administrative expenses (SG&A) of $26.1 million in the third quarter 2008 were 5% lower than expenses of $27.5 million in the third quarter 2007. SG&A expenses totaled $81.4 million in the first nine months of 2008 compared to $82.7 million in the first nine months of 2007. SG&A expenses were 11% of sales in the first nine months of 2008 and 12% of sales in the first nine months of 2007.

Incentive compensation expense was $2.6 million lower in the third quarter 2008 than the third quarter 2007 and $5.9 million lower in the first nine months of 2008 than the first nine months of 2007 due to the lower levels of profitability in the current year relative to the plan targets as well as the impact of the lower share price of our stock on the stock-based compensation portion of the plan payouts.

Techni-Met incurred $1.2 million of SG&A expenses in the third quarter 2008 and $2.7 million of expenses since its acquisition in the first quarter 2008.

The currency effect of translating the SG&A expenses incurred by our foreign operations was an unfavorable $0.4 million due to the weaker U.S. dollar in the third quarter 2008 and $1.7 million in the first nine months of 2008 as compared to the same periods in 2007.

Various corporate costs were higher in the third quarter and first nine months of 2008, including manpower and benefit costs, but were somewhat offset by lower costs among the business units.

Research and development expenses (R&D) totaled $1.7 million in the third quarter 2008 and $1.0 million in the third quarter 2007. For the first nine months of the year, R&D expenses were $4.9 million in 2008 and $3.6 million in 2007. R&D spending increased in 2008 as a result of increased process and product improvement efforts.

Other-net expense for the third quarter and first nine months of 2008 and 2007 is summarized as follows:

	Income (Expense)
	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Millions	2008	2007	2008	2007

Exchange gains (losses)	$(1.7)	$0.3	$(3.0)	$(0.5)
Directors’ deferred compensation	0.3	(0.6)	0.9	(1.2)
Derivative ineffectiveness	—	—	(0.2)	0.1
Metal financing fee	(1.1)	(0.5)	(3.1)	(1.4)
Loss on sale of business	—	—	—	(0.3)
Other items	(1.8)	(0.9)	(2.8)	(2.2)

Total	$(4.3)	$(1.7)	$(8.2)	$(5.5)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts. A weaker U.S. dollar generally results in exchange and translation losses for us.

Derivative ineffectiveness results from the changes in the fair value of an interest rate swap that does not qualify for hedge accounting treatment. The $0.2 million expense in 2008 resulted from the swap’s fixed rate being higher than the applicable prevailing interest rates. The swap is scheduled to expire in the fourth quarter 2008.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movement in the share price of our stock. Income of $0.3 million was recorded in the third quarter 2008 and $0.9 million in the first nine months of 2008 as a result of a decline in the stock price.

The metal financing fee was higher in the third quarter 2008 and first three quarters of 2008 than the comparable periods in 2007. The financing fee increased due to the higher quantity on hand, including the addition of Techni-Met’s metal requirements under the consignment line, and higher precious metal prices.

In the first quarter 2007, we sold substantially all of the operating assets and liabilities of Circuits Processing Technology, Inc. (CPT), a wholly owned subsidiary that manufactures thick film circuits, for $2.2 million. CPT, which was acquired in 1996, was a small operation with limited growth opportunities. The loss on the sale was $0.3 million.

Net-other also includes the amortization of intangible assets, changes in environmental reserves not associated with current production facilities, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

Operating profit was $13.0 million in the third quarter 2008, a decline of $3.2 million from the operating profit of $16.2 million generated in the third quarter 2007. For the first nine months of the year, operating profit was $32.6 million in 2008 and $65.6 million in 2007. The lower profit resulted from the margin impact of the lower underlying sales volume, the change in ruthenium pricing practices, the lower of cost or market charge and other factors affecting gross margins and higher exchange losses offset in part by lower SG&A expenses.

Interest expense — net was $0.5 million in the third quarter 2008 compared to $0.3 million in the third quarter 2007. Interest expense of $1.5 million in the first nine months of 2008 was unchanged from the same period in 2007. Outstanding debt levels have been higher throughout the majority of 2008 than in 2007 primarily as a result of the Techni-Met acquisition in the first quarter 2008. The impact of the higher debt was offset by a lower effective borrowing rate during the first nine months of 2008.

Income before income taxes was $12.5 million in the third quarter 2008 versus $15.9 million in the third quarter 2007. For the first nine months of the year, income before income taxes declined from $64.1 million in 2007 to $31.1 million in 2008.

Income tax expense of $2.6 million in the third quarter 2008 was calculated using an effective rate of 20.6% of income before income taxes while the expense of $6.0 million in the third quarter 2007 was calculated using an effective rate of 37.6% of income before income taxes. The effective tax rate for the first nine months of 2008 was 30.3% compared to 36.1% in the first nine months of 2007.

The effects of percentage depletion, foreign source income and deductions, executive compensation, the production deduction and other factors were the major factors for the difference between the effective and statutory rates in the third quarter and first nine months of both 2008 and 2007.

The tax rate in the third quarter 2008 was lower than the rate used through the first six months of 2008 due to the impact of discrete items and other changes in estimates recorded in the third quarter. The discrete items were primarily a reduction to the tax reserves in accordance with FASB Interpretation No. 48 and adjustments from the finalization of the 2007 tax returns. The lower tax rate improved net income by $2.0 million, or $0.10 per share, in the third quarter 2008 as compared to the first six months of the year. See Note H to the Consolidated Financial Statements.

Net income was $9.9 million in the third quarter 2008, unchanged from the third quarter 2007. For the first nine months of the year, net income was $21.7 million in 2008 and $41.0 million in 2007. Diluted earnings per share were $0.48 in both the third quarter 2008 and 2007. September year-to-date diluted earnings per share were $1.05 in 2008 and $1.98 in 2007.

Segment Results

We have four reporting segments. The results from the corporate office and Zentrix Technologies Inc. are included in the All Other column of our segment reporting. See Note F to the Consolidated Financial Statements. The operating results for All Other declined $0.2 million in the first nine months of 2008 from the first nine months of 2007 largely due to higher corporate costs, lower corporate charges out to the segments and other factors offset in part by lower incentive compensation expense, the change in the directors deferred compensation expense and other factors.

Advanced Material Technologies and Services

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Millions	2008	2007	2008	2007

Sales	$125.5	$119.4	$371.6	$384.4
Operating profit	$7.6	$12.3	$17.7	$49.1

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials and precision precious metal coated films. Major markets for these products include data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. Advanced Material Technologies and Services also has metal cleaning operations and an in-house refinery that allow for the reclaim of precious metals from its own or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, California, Wisconsin and Connecticut and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services were $125.5 million in the third quarter 2008, a 5% growth rate over the third quarter 2007. Segment sales totaled $371.6 million in the first nine months of 2008 compared to $384.4 million in the first nine months of 2007.

Sales for media applications in the data storage market, primarily ruthenium targets manufactured at the Brewster, New York facility, declined approximately $29.2 million in the third quarter 2008 and $108.9 million in the first nine months of 2008 from the comparable periods a year ago excluding the impact of changes in ruthenium prices. Media application demand was very strong during the majority of 2007 as customers were ramping up on ruthenium-based products for the conversion to the new perpendicular magnetic recording technology. While the overall market demand has remained strong, our shipments to this market were soft throughout the first three quarters of 2008. The lower shipments in 2008 were partially due to a specification change at a major customer in the fourth quarter 2007 that required us to re-qualify our product. Our product was re-qualified during the third quarter. However, we encountered a quality consistency issue with material from a key vendor during the third quarter and we temporarily suspended shipments to this customer pending further analysis of the material supply. We anticipate that analysis work will be completed in the fourth quarter.

In addition to the development work on ruthenium products, our marketing and engineering staffs are also working on developing and qualifying new products and applications, including the oxide and soft underlayer coatings for disk drives, with existing and new customers within the data storage market.

As noted previously, in the first three quarters of 2008, we were generally manufacturing ruthenium targets on a toll basis using customer supplied material as opposed to manufacturing products using virgin material purchased by us or material from our recycle stream. Of the $108.9 million decline in media application sales, an estimated $26.4 million (or 24%) is due to this shift and not from a decline in the underlying business.

Higher metal prices, growth in sales to other markets and the Techni-Met acquisition helped to offset a portion of the decline in sales during the first nine months of 2008.

Advanced Material Technologies and Services adjusts the majority of its selling prices to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the first nine months of 2008 than in the first nine months of 2007 while the price of ruthenium was lower. The combination of these price differences increased sales by $14.5 million in the third quarter 2008 over the third quarter 2007 and $52.3 million in the first nine months of 2008 over the first nine months of 2007.

Sales of vapor deposition targets and other products manufactured at the Buffalo, New York facility for photonics and wireless applications increased in the third quarter and first nine months of 2008 over the comparable periods in 2007 due to both volumes and higher metal prices. Sales of materials for LED applications continued to improve as well.

Sales from Thin Film Technology, Inc. (TFT), which produces lids for defense and medical applications, increased in the third quarter once again and sales for the first nine months of 2008 are approximately 50% higher than the first nine months of 2007. The new sales order entry rate for these products has been solid.

Sales of inorganic chemicals from CERAC, which are used in optics, solar energy and other applications, grew in the third quarter and first nine months of 2008 over the comparable periods in 2007.

The acquisition of Techni-Met provided a small increase to the total segment sales in 2008 as Techni-Met sources its precious metals through the Buffalo facility so the net increase in sales is limited to the value added by Techni-Met over the sales value from Buffalo. Techni-Met produces precision precious metal coated polymeric films used primarily in medical applications. The operation also contributed to the segment’s profitability in the third quarter and first nine months of 2008.

The gross margin on Advanced Material Technologies and Services’ sales was $19.9 million (16% of sales) in the third quarter 2008 compared to $22.1 million (18% of sales) in the third quarter 2007. The gross margin was $52.4 million (14% of sales) in the first nine months of 2008 and $79.9 million (21% of sales) in the comparable period in 2007.

The previously discussed ruthenium benefit and quality charge from 2007 as well as the lower of cost or market charges in 2008 and 2007 affected the gross margins of this segment.

Margins were reduced by the lower volumes from the Brewster facility in both the third quarter and first nine months of 2008 compared to the respective periods in 2007, which were offset in part by the margin benefit from the higher sales volumes generated through Buffalo, TFT and CERAC. The change in product mix was unfavorable in the third quarter 2008 after being favorable in the first six months of the year. The margin contribution from Techni-Met has grown in each of the quarters since the acquisition.

The $2.6 million error correction in the first quarter 2008 reduced the year-to-date gross margin of this segment. Manufacturing overhead costs increased $3.8 million in the third quarter and $8.9 million in the first nine months of 2008 compared to the same periods of last year. The primary causes for the overhead increase included the acquisition of Techni-Met, the new facility in the Czech Republic, the expansion of the Brewster and Wheatfield, New York facilities, higher activity levels in various facilities and other factors.

Total SG&A, R&D and other-net expenses were $12.2 million (10% of sales) in the third quarter 2008 compared to $9.8 million (8% of sales) in the third quarter 2007. These expenses totaled $34.7 million in the first nine months of 2008 (9% of sales), an increase of $3.9 million over expenses of $30.8 million (8% of sales) in the first nine months of 2007.

The higher expense in the third quarter and first nine months of 2008 was due to a combination of the expenses incurred by Techni-Met since its acquisition, higher metal consignment fees, additional R&D activities and the unfavorable translation effect on foreign subsidiaries’ expenses partially offset by lower incentive compensation accruals.

Operating profit from Advanced Material Technologies and Services was $7.6 million in the third quarter 2008 compared to $12.3 million in the third quarter 2007. For the first nine months of the year, operating profit declined from $49.1 million in 2007 to $17.7 million in 2008. Operating profit was 5% of sales in the first nine months of 2008 and 13% of sales in the first nine months of 2007. The decline in segment profitability was due to the significant fall-off in the ruthenium business, including the impact of price movements and inventory adjustments, offset in part by improvements in other portions of the business and the acquisition of Techni-Met.

Specialty Engineered Alloys

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Millions	2008	2007	2008	2007

Sales	$77.6	$74.1	$231.9	$220.0
Operating profit	$2.1	$2.6	$7.5	$9.3

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance or thermal conductivity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment. Sales of hydroxide from the Utah operations for the first nine months of 2008 totaled $3.3 million, all of which were shipped in the second quarter. Hydroxide sales totaled $2.7 million in the third quarter 2007 and $5.2 million in the first nine months of 2007.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $77.6 million in the third quarter 2008 were 5% higher than sales of $74.1 million in the third quarter 2007. Sales in the first nine months of 2008 of $231.9 million were a 5% improvement over sales of $220.0 million in the first nine months of 2007.

The pass-through of the higher base metal prices and the favorable translation effect on the foreign subsidiaries’ sales were the main factors for the increase in sales in the third quarter and first nine months of 2008 over the comparable periods in 2007. Other pricing improvements have helped to offset the impact of the overall lower volumes shipped in the first three quarters of 2008.

Strip volumes shipped in the third quarter 2008 were 4% lower than the third quarter 2007 while the volumes shipped in the first nine months of 2008 were 9% lower than the year-ago period. Shipments of higher beryllium-containing alloys improved in the third quarter 2008 over the third quarter 2007 but were lower for the first nine months of 2008 than 2007. The lower beryllium-containing alloy products were down significantly in both the third quarter and first nine months of 2008 versus the comparable periods in 2007.

Shipments for automotive applications weakened in the third quarter 2008 and for the first nine months of the year are lower than the first nine months of 2007. Demand for materials for handset applications softened after the first quarter of 2007 and has leveled out in 2008 at lower volumes. Shipments of strip products into Europe, including for appliance applications, also began to weaken in the third quarter 2008. Shipments of rod and wire products improved in the third quarter 2008 and, for the year, shipments of these products are ahead of last year’s pace; however, the sales order entry rate for these products softened.

Bulk product volumes shipped increased 9% in the third quarter and 11% in the first nine months of 2008 over the respective periods in 2007. Shipments of the non-beryllium containing alloys declined in the third quarter but contributed to the year-to-date growth of bulk product shipments.

Demand from the undersea telecommunications market for bulk products continued to be strong in the third quarter 2008 as did the backlog for these applications. The oil and gas market was also strong as shipments in 2008 are well ahead of the prior year, although Hurricane Ike caused a temporary disruption in demand late in the third quarter and into the early portion of the fourth quarter. Shipments for aerospace applications, which were stronger in the earlier portion of the year, were adversely affected by the Boeing strike in the third quarter. Shipments for mechanical system applications softened, but new quotes and new opportunities are actively being pursued.

The gross margin on Specialty Engineered Alloys’ sales was $16.5 million in the third quarter 2008, a 16% improvement over the gross margin of $14.2 million generated in the third quarter 2007. Gross margin improved from 19% of sales in the third quarter 2007 to 21% of sales in the third quarter 2008. For the first nine months of the year, the gross margin was $49.5 million, or 21% of sales, in 2008 and $47.8 million, or 22% of sales, in 2007.

The growth in margins in 2008 was due to the improved pricing, foreign currency benefits and improved manufacturing performance, including higher yield rates, more than offsetting the margin impact of the lower shipment volumes, including the lower sales of hydroxide, and higher manufacturing overhead costs.

Total SG&A, R&D and other-net expenses were $14.4 million in the third quarter 2008, an increase of $2.7 million from expenses totaling $11.7 million in the third quarter 2007. For the first nine months of the year, expenses were $41.9 million in 2008 compared to $38.6 million in 2007, an increase of $3.3 million. Expenses were 18% of sales in both of these periods.

The expense increase in the third quarter and first nine months of 2008 was largely due to higher foreign currency exchange losses, the unfavorable translation impact on the foreign operations’ expenses due to differences in exchange rates between periods, higher incentive accruals (resulting from the improved performance relative to the plan provisions) and increased R&D activity. These increases were partially offset by lower corporate charges and international selling expenses.

The operating profit generated by Specialty Engineered Alloys totaled $2.1 million in the third quarter 2008 compared to $2.6 million in the third quarter 2007. For the first nine months of the year, operating profit was $7.5 million, or 3% of sales in 2008 compared to $9.3 million, or 4% of sales, in 2007.

Beryllium and Beryllium Composites

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Millions	2008	2007	2008	2007

Sales	$17.6	$15.2	$45.7	$46.8
Operating profit	$2.5	$2.2	$5.1	$6.8

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

Sales by Beryllium and Beryllium Composites grew 16% from $15.2 million in the third quarter 2007 to $17.6 million in the third quarter 2008. For the first nine months of the year, sales declined from $46.8 million in 2007 to $45.7 million in 2008.

Sales in 2007 included shipments for two large stand-alone projects, the JET nuclear fusion reactor and the Webb telescope, which have since been completed. Sales for these two projects totaled $1.0 million in the third quarter 2007 and $2.8 million in the first nine months of 2007. Sales to all other customers are up 4% in the first nine months of 2008 over the first nine months of 2007.

Defense-related sales, which were soft in the first half of 2008 due to specific program delays, strengthened in the third quarter 2008. Sales order entry rates were also strong in the third quarter 2008, including orders for products to be shipped in 2009.

Sales for medical and industrial x-ray window applications improved in the third quarter 2008 but were still lower in the first nine months of 2008 than the first nine months of 2007.

Shipments of AlBeMet® products, a beryllium-aluminum composite, were strong in the third quarter 2008. Sales of beryllia ceramics in the third quarter 2008 were unchanged from the third quarter 2007 and down 3% for the first nine months of 2008.

The gross margin on Beryllium and Beryllium Composites’ sales was $5.3 million, or 30% of sales, in the third quarter 2008 and $5.1 million, or 34% of sales, in the third quarter 2007. The gross margin for the first nine months of 2008 was $13.7 million, or 30% of sales, compared to a gross margin of $16.0 million, or 34% of sales, in the first nine months of 2007.

The margin improvement in the third quarter 2008 over the third quarter 2007 was due primarily to the higher sales volume while margins were lower in the first nine months of 2008 due to the lower sales volume over the first nine months of the year. The change in product mix effect was unfavorable, largely as a result of the completion of the Webb and JET projects, and manufacturing overhead costs were higher in both the third quarter and first nine months of 2008 than the comparable periods of 2007. Improved plant performance and scrap recovery efforts have resulted in margin benefits during 2008.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $2.7 million in the third quarter 2008 compared to $2.9 million in the third quarter 2007. For the first nine months of the year, these expenses totaled $8.5 million, a decline of $0.7 million from the same period a year ago. Expenses were 19% of sales in the first nine months of 2008 and 20% of sales in the first nine months of 2007.

Reductions in incentive compensation expense more than offset slight increases in R&D activity and other expenses in the third quarter 2008. For the first nine months of the year, incentive compensation, foreign currency exchange losses and corporate charges were lower in 2008 than in 2007. Selling and R&D expenses, including manpower, product samples and outside services, were higher in the first nine months of 2008 than the first nine months of 2007.

Operating profit for Beryllium and Beryllium Composites was $2.5 million in the third quarter 2008, a 16% improvement over the operating profit of $2.2 million generated in the third quarter 2007. Operating profit was $5.1 million in the first nine months of 2008, a decrease of $1.7 million from the first nine months of 2007. Operating profit was 11% of sales in the first nine months of 2008 and 14% of sales in the first nine months of 2007.

Engineered Material Systems

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Millions	2008	2007	2008	2007

Sales	$16.7	$18.6	$53.9	$52.2
Operating profit	$1.6	$1.7	$5.0	$3.0

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

After growing in the first half of the year, Engineered Material Systems’ sales declined from $18.6 million in the third quarter 2007 to $16.7 million in the third quarter 2008. Sales for the first nine months of 2008 of $53.9 million were 3% higher than sales from the comparable period in 2007.

The decline in sales in the third quarter 2008 was due largely to lower shipments for automotive applications as demand from this market, including the European sector, which had been strong in the first half of 2008, weakened during the quarter. The lower automotive sales were partially offset by strong growth in sales of materials for disk drive arm applications, which rebounded from a soft second quarter 2008. Sales of disk drive arm materials have grown 30% in the first nine months of 2008 over the first nine months of 2007. Sales of new products, mainly to the energy market and to a lesser extent the medical market, also contributed to the year-to-date growth in sales.

The gross margin on Engineered Material Systems’ sales was $3.4 million, or 20% of sales, in the third quarter 2008 and $3.6 million, or 19% of sales, in the third quarter 2007. For the first nine months of the year, gross margin improved to $10.8 million, or 20% of sales, in 2008 from $9.0 million, or 17% of sales, in 2007.

A favorable change in the product mix and manufacturing improvements helped to offset the lower margin from the decline in sales volume in the third quarter 2008 as compared to the third quarter 2007. The favorable mix shift and manufacturing improvements coupled with the margin benefits from the higher sales volume were responsible for the improved gross margin in the first nine months of the year versus the prior year.

The manufacturing improvements in 2008 are partially due to the recent implementation of a new high technology manufacturing center in the Lincoln facility, which has resulted in yield and efficiency gains. Performance improvements have also been achieved in other portions of the facility, including plating operations.

Total SG&A, R&D and other-net expenses of $1.8 million in the third quarter 2008 were 5% lower than the third quarter 2007. Year-to-date expenses totaled $5.8 million and were 3% lower than expenses in the same period a year ago. Lower corporate charges and incentive compensation more than offset a slight increase in selling and other administrative expenses.

Operating profit from Engineered Material Systems was $1.6 million in the third quarter 2008 versus $1.7 million in the third quarter 2007. Operating profit of $5.0 million in the first nine months of 2008 was a 65% improvement over the operating profit of $3.0 million in the first nine months of 2007. Operating profit also improved from 6% of sales in the first nine months of 2007 to 9% in the first nine months of 2008.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended		Quarter Ended
	Sept. 26,		June 27,
	2008		2008

Total cases pending	9		8
Total plaintiffs	36		30
Number of claims (plaintiffs) filed during period ended	1	(6)	0	(0)
Number of claims (plaintiffs) settled during period ended	0	(0)	0	(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0		$0
Number of claims (plaintiffs) otherwise dismissed	0	(0)	1	(1)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of September 26, 2008, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

Millions	Sept 26,	Dec. 31,
Asset (liability)	2008	2007

Reserve for litigation	$(2.1)	$(1.3)
Insurance recoverable	1.8	1.0

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

Financial Position

Net cash provided from operating activities was $35.3 million in the first three quarters of 2008 as net income, the benefits of depreciation and amortization and other factors more than offset unfavorable changes in various working capital items, including increases to accounts receivable and inventory and payment of the 2007 incentive compensation to employees.

Cash balances totaled $7.1 million at the end of the third quarter 2008, a decline of $24.6 million from year-end 2007, as a portion of the cash on hand, the cash generated by operations and additional borrowings were used to acquire Techni-Met and to finance capital expenditures.

Accounts receivable increased $12.8 million, from $97.4 million at the end of 2007 to $110.2 million at the end of the third quarter 2008. This growth was due to a combination of an increase in the average collection period, as measured by the days sales outstanding, and the acquisition of Techni-Met in the first quarter 2008. Accounts written off to bad debt expense and adjustments to the bad debt allowance were immaterial in the first nine months of 2008.

Other receivables totaling $11.3 million as of December 31, 2007, which represented amounts due from our insurance carriers under the litigation settlement agreement signed in the fourth quarter 2007, were collected in full during the first quarter 2008.

Inventories totaled $176.4 million, an increase of $11.2 million, or 7%, during the first three quarters of 2008. The inventory turnover ratio, a measure of how quickly inventory is sold on average, as of the end of the third quarter declined from the end of last year. Approximately $2.1 million of the increase in inventory was due to the Techni-Met acquisition. Inventories at the Brewster facility have been reduced due to the current level of ruthenium target business and as a result of the lower of cost or market adjustments. Inventories at various other domestic and international locations within the Advanced Material Technologies and Services segment increased to support the current and projected higher level of business. Inventories at Brush Resources increased $2.8 million during the first nine months of 2008 due to the opening of a new pit and increased bertrandite ore mining activity. Specialty Engineered Alloys’ inventory pounds were up 7% in the first three quarters of 2008 in part due to longer production lead times for bulk products.

We use the last in, first out (LIFO) method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and often lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method have only a minimal impact on changes in the inventory carrying value.

A significant portion of our precious metal requirements is maintained through off-balance sheet arrangements. We purchase the metal out of consignment at the current market price as it is shipped and sold to the customer and our purchase price forms the basis for the selling price. The use of consigned inventory reduces our exposure to market price movements on the inventory carrying value.

The value of the off-balance sheet precious metal consigned inventory arrangements was $127.9 million at the end of the third quarter 2008, an increase of $56.7 million during 2008 as the quantities on hand increased while metal prices on average were slightly lower. The increase was also due to the acquisition of Techni-Met in the first quarter 2008 and the addition of their metal requirements under the consignment lines.

Prepaid expenses were $20.6 million as of the end of the third quarter 2008, an increase of $2.9 million from year-end 2007. The change in the balance was due to the timing of payments for manufacturing supplies, miscellaneous taxes and other items.

Other assets were $36.1 million at the end of the third quarter 2008, an increase of $24.3 million over year end 2007. The increase is primarily from the estimated value of the intangible assets acquired with Techni-Met. The intangible asset values are subject to change pending a final appraisal.

Capital expenditures for property, plant and equipment and mine development totaled $23.0 million in the first nine months of 2008, which was slightly below the total depreciation and amortization level for the period.

Spending in the first nine months of 2008 included $6.2 million for the design and development of the new facility for the production of primary beryllium under a Title III contract with the U.S. Department of Defense (DOD). The total cost of the project is estimated to be approximately $90.4 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.2 million to the project. The DOD will reimburse us for the balance of the project cost. Reimbursements from the DOD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. Construction of the facility began early in the third quarter 2008.

Advanced Material Technologies and Services expended approximately $6.2 million for the expansion of various facilities, computer software implementation and other projects in the first nine months of 2008. Spending by Specialty Engineered Alloys totaled $8.0 million in the first nine months of 2008 and included upgrading and replacing various pieces of equipment at the Elmore and Reading facilities.

We acquired the operating assets of Techni-Met, Inc. for $87.4 million in February 2008. The acquisition was financed with a combination of cash and borrowings under the revolving credit agreement. Immediately subsequent to the acquisition, we sold the precious metal content of Techni-Met’s inventory for its fair value of $24.3 million to a financial institution and consigned it back under existing consignment lines. Preliminary goodwill assigned to the transaction, which is subject to final valuation, was $13.8 million.

Other liabilities and accrued items were $43.3 million as of the end of the third quarter 2008, a decline of $12.6 million from the $55.9 million balance as of the end of 2007. Payment of the 2007 incentive compensation in the first quarter 2008, net of the expense for the first nine months of the year, was the primary cause of the reduction. Accruals for other items, including changes in the timing of the payment of payroll deductions, fringe benefits and taxes other than income taxes as well changes in the fair value of outstanding derivative contracts contributed to the movement in the balance outstanding.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.1 million as of September 26, 2008 versus $2.6 million as of December 31, 2007. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done is certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $17.3 million as of the end of the third quarter 2008, an increase of $5.7 million from the prior year end. This increase was primarily due to reimbursements received from the DOD for the construction of the new beryllium facility that were classified as long-term unearned income. This liability will be relieved to income over the life of the facility once it is built and placed into service. The reserve for CBD litigation increased during the first nine months of 2008 while other long-term liabilities, including the long-term portion of the incentive accruals, changed by minor amounts during the first nine months of the year.

The retirement and post-employment obligation balance was $57.4 million at the end of the third quarter 2008 and $57.5 million at December 31, 2007. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. Payments against the liabilities for the various plans have approximated the expense and other movements in the liabilities over the first nine months of 2008.

We made contributions totaling $3.3 million to the domestic defined benefit plan during the first three quarters of 2008. We anticipate making an additional contribution of approximately $0.9 million in the fourth quarter of 2008 and that the contributions in 2009 will exceed the total contributions made in 2008.

Debt totaled $58.1 million as of September 26, 2008 compared to $35.5 million as of December 31, 2007. This $22.6 million increase was primarily due to the Techni-Met acquisition in the first quarter 2008 and, to a lesser extent, funding of capital expenditures. Short-term debt increased $7.3 million during the first nine months of 2008. Long-term debt increased $15.3 million in the nine months of 2008, although it declined $25.6 million in the third quarter due to the cash flow generated in that period. Short-term debt, which included foreign currency denominated loans and a gold- denominated loan, totaled $32.2 million as of the end of the third quarter 2008. The current portion of long-term debt was $0.6 million, while long-term debt was $25.3 million. We were in compliance with all of our debt covenants as of the end of the third quarter 2008.

Shareholders’ equity was $380.1 million at the end of the third quarter 2008, an increase of $26.4 million over the $353.7 million balance as of the end of 2007. The increase was primarily due to comprehensive income of $24.8 million (see Note E to the Consolidated Financial Statements).

In the third quarter 2008, the Board of Directors approved a program to repurchase up to 1.0 million shares of the Company’s outstanding shares of common stock. The primary purpose of the program is to offset dilution caused by stock-based compensation plans. The program may be suspended or discontinued at any time. As of the end of the third quarter 2008, the Company had repurchased approximately 77,000 shares at a cost of $2.1 million under this program.

Equity was also affected by stock compensation expense, the exercise of stock options, the tax benefits from the exercise of options and other factors during the first three quarters of 2008.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of September 26, 2008 from the year-end 2007 totals as disclosed on page 39 of our annual report on Form 10-K for the year ended December 31, 2007.

Net cash provided from operating activities was $23.2 million in the first nine months of 2007 as net income, changes in various liabilities and the benefits of depreciation more than offset the increases in accounts receivable and inventory. Receivables increased $30.4 million, or 35%, due to the higher sales volume in the quarter and a slower days sales outstanding. Inventories increased $11.8 million, or 8%, during the first nine months of 2007, although the inventory turnover period improved. The majority of the inventory increase was in ruthenium-based products. Capital expenditures were $17.6 million while mine development expenditures totaled $6.8 million in the first nine months of 2007. Total depreciation and amortization was $18.3 million. Outstanding debt totaled $40.2 million at the end of the third quarter 2007, a decrease of $8.8 million from the prior year end primarily as a result of the cash provided from operations. We received $4.9 million for the exercise of stock options during the first nine months of 2007. The cash balance stood at $17.0 million at the end of the third quarter 2007, an increase of $1.3 million from the prior year end.

We believe funds from operations and the available borrowing capacity are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects. Although debt increased in the first three quarters of 2008, primarily as a result of the Techni-Met acquisition in the first quarter, we had approximately $201.4 million of available borrowing capacity under the existing lines of credit as of September 26, 2008.

Critical Accounting Policies

For information regarding critical accounting policies, please refer to pages 41 to 44 of our annual report on Form 10-K for the period ended December 31, 2007.

Market Risk Disclosures

A portion of our ruthenium inventory remains exposed to movements in the market price and potentially subject to further lower of cost or market charges as of the end of the third quarter 2008 should the market price fall below our carrying cost. The ruthenium market price declined early in the fourth quarter. In the near term, with the majority of our sales of ruthenium-containing products being manufactured from customer supplied material, we may not be able to make a significant reduction in the quantity of inventory exposed to adverse price movements.

The credit crisis late in the third quarter and early in the fourth quarter has created uncertainties in the global financial markets. As of early in the fourth quarter, the availability of credit from our bank group and our ability to draw upon that credit had not been significantly affected. We had not yet seen any significant impact from the credit crisis on our key suppliers and customers relative to their ability to conduct transactions with us. We are closely monitoring our accounts receivable collections and the aging of the open receivables and are implementing procedures as warranted.

Our investments in financial instruments are minimal and therefore we do not have a significant mark-to-market exposure there. We do have derivative financial instruments that are designed to hedge exposures in the normal course of our business, including an interest rate swap that will expire during the fourth quarter 2008 and foreign currency hedge contracts, which are marked-to-market each period. The gains and losses on the currency contracts as a result of exchange rate movements are generally offset by gains and losses on the underlying hedged items.

For additional information regarding market risks, please refer to pages 44 to 46 of our annual report on Form 10-K for the period ended December 31, 2007.

Outlook

Portions of our business enter the fourth quarter with positive outlooks. Demand for undersea telecommunications, defense, certain wireless and photonic, medical and other applications all were solid. Demand from the oil and gas market had been strong during 2008 and we believe that the disruption to demand caused by Hurricane Ike late in the third quarter will be temporary. We believe the weakness in the automotive electronics market will continue into the fourth quarter while the demand for aerospace applications has been hampered by the Boeing strike early in the quarter.

We are continuing our qualification efforts to further penetrate the media market with ruthenium and other materials in the fourth quarter. The quality issue with our ruthenium supply was a setback in the third quarter that will affect sales and profitability in the fourth quarter. This material is being qualified in the fourth quarter and we anticipate resuming production level shipments to the affected customer in the first quarter 2009. We also anticipate that we will start to see some of our other products move from the qualification stage to production orders at low levels late in the first quarter of next year.

The general slowdown of the economy could have a negative impact on our sales, and therefore profitability, in future periods, particularly in markets driven directly by changes in demand for consumer electronics. In addition, while we have not seen any significant impact from the current global credit crisis on our key customers relative to their business with us, at the present time, we cannot assess how the crisis may affect our business levels going forward.

As of early in the fourth quarter 2008, we anticipate that our earnings per share for 2008 will be in the range of $1.15 to $1.30.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned herein:

•	The global and domestic economies, including the uncertainties related to the impact of the current global financial crisis;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the 2008;

•	Our success in developing and introducing new products and new product ramp up rates, especially in the media market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the recent acquisition of the assets of Techni-Met, Inc.;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, interest rates, metal financing fees, exchange rates, pension and other employee benefit costs, energy cots, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive and deferred compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that may impact our obligation; and

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2007 and Market Risk Disclosures contained within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of September 26, 2008, our subsidiary, Brush Wellman Inc., was a defendant in nine proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the third quarter of 2008, the number of beryllium cases increased from eight (involving 30 plaintiffs) as of June 27, 2008 to nine cases (involving 36 plaintiffs) as of September 26, 2008. No cases were settled or dismissed during the quarter.

The nine pending beryllium cases as of September 26, 2008 fall into two categories: Seven cases involving third-party individual plaintiffs, with 20 individuals (and four spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parents’ case); and two purported class actions, involving ten named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2008, we announced that our Board of Directors had approved a share repurchase program authorizing the purchase of up to one (1) million shares of our common stock. The stock repurchases may be made from time to time through brokers on the New York Stock Exchange. The repurchase program may be suspended or discontinued at any time.

During the three months ended September 26, 2008, we repurchased 76,886 shares under this program at an average price of $27.13.

			Total Number of
			Shares	Maximum
			Purchased as	Number of
			Part of Publicly	Shares that May
			Announced	Yet Be Purchased
	Total Number of	Average Price	Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

June 28 through August 1, 2008	-0-	-0-	-0-	1,000,000
August 2 through August 31, 2008	50,000	$28.32	50,000	950,000
September 1 through September 26, 2008	26,886	24.92	26,886	923,114

Item 6.	Exhibits

4.1	Second Amendment to Rights Agreement, dated as of July 31, 2008, by and between Brush Engineered Materials Inc. and Wells Fargo Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the amended Form 8-A filed on July 31, 2008); incorporated by reference.
10.1	Amended and Restated 2006 Non-employee Director Equity Plan
10.2	Amended and Restated 2005 Deferred Compensation Plan for Non-employee Directors
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: October 31, 2008