Form 10-Q
period 2009-04-03
BRUSH ENGINEERED MATERIALS INC
filed 2009-05-01
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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
216-486-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of April 24, 2009 there were 20,169,590 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended April 3, 2009 are as follows:

Consolidated Statements of Income — First Quarter ended April 3, 2009 and March 28, 2008	2

Consolidated Balance Sheets — April 3, 2009 and December 31, 2008	3

Consolidated Statements of Cash Flows — First Quarter ended April 3, 2009 and March 28, 2008	4

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Dollars in thousands except share and	Apr. 3,	Mar. 28,
per share amounts)	2009	2008

Net sales	$135,359	$226,347
Cost of sales	120,757	189,389

Gross margin	14,602	36,958
Selling, general and administrative expense	22,544	26,729
Research and development expense	1,695	1,497
Other-net	1,755	761

Operating (loss) profit	(11,392)	7,971
Interest expense — net	326	336

Income (loss) before income taxes	(11,718)	7,635
Income taxes	(3,574)	3,039

Net (loss) income	$(8,144)	$4,596

Per share of common stock: basic	$(0.40)	$0.23
Weighted average number of common shares outstanding	20,133,000	20,389,000
Per share of common stock: diluted	$(0.40)	$0.22
Weighted average number of common shares outstanding	20,133,000	20,583,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Apr. 3,	Dec. 31,
(Dollars in thousands)	2009	2008

Assets
Current assets Cash and cash equivalents	$12,917	$18,546
Accounts receivable	74,378	89,845
Other receivables	—	1,411
Inventories	149,310	156,718
Prepaid expenses	28,660	23,660
Deferred income taxes	4,316	4,199

Total current assets	269,581	294,379
Other assets	33,419	34,444
Related-party notes receivable	98	98
Long-term deferred income taxes	9,944	9,944
Property, plant and equipment	632,353	635,266
Less allowances for depreciation, depletion and amortization	430,146	428,012

	202,207	207,254
Goodwill	35,778	35,778

Total Assets	$551,027	$581,897

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$41,177	$30,622
Current portion of long-term debt	600	600
Accounts payable	16,693	28,014
Other liabilities and accrued items	31,696	45,131
Unearned revenue	670	113

Total current liabilities	90,836	104,480
Other long-term liabilities	22,290	19,356
Retirement and post-employment benefits	82,191	97,168
Long-term income taxes	3,028	3,028
Deferred income taxes	1,735	163
Long-term debt	10,905	10,605
Shareholders’ equity	340,042	347,097

Total Liabilities and Shareholders’ Equity	$551,027	$581,897

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Dollars in thousands)	2009	2008

Net (loss) income	$(8,144)	$4,596
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	7,235	7,032
Amortization of mine costs	559	1,925
Amortization of deferred financing costs in interest expense	104	90
Derivative financial instrument ineffectiveness	—	222
Stock-based compensation expense	590	1,257
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	13,212	(8,491)
Decrease (increase) in other receivables	1,411	11,263
Decrease (increase) in inventory	5,485	(5,743)
Decrease (increase) in prepaid and other current assets	2,065	(2,580)
Decrease (increase) in deferred income taxes	(22)	40
Increase (decrease) in accounts payable and accrued expenses	(22,801)	(12,688)
Increase (decrease) in unearned revenue	557	(1,781)
Increase (decrease) in interest and taxes payable	(3,555)	1,339
Increase (decrease) in long-term liabilities	(13,471)	1,421
Other - net	2,717	(2,781)

Net cash used in operating activities	(14,058)	(4,879)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(6,106)	(7,048)
Payments for mine development	(264)	(21)
Reimbursements for capital equipment under government contracts	2,932	1,800
Payments for purchase of business net of cash received	—	(87,445)
Proceeds from sale of acquired inventory to consignment	—	24,325
Other investments - net	—	66

Net cash used in investing activities	(3,438)	(68,323)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	11,103	14,304
Proceeds from issuance of long-term debt	300	40,000
Issuance of common stock under stock option plans	—	12
Tax benefit from exercise of stock options	—	3

Net cash provided from financing activities	11,403	54,319
Effects of exchange rate changes	464	(577)

Net change in cash and cash equivalents	(5,629)	(19,460)
Cash and cash equivalents at beginning of period	18,546	31,730

Cash and cash equivalents at end of period	$12,917	$12,270

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 3, 2009 and December 31, 2008 and the results of operations for the three month periods ended April 3, 2009 and March 28, 2008. Sales and income before income taxes were reduced in the first quarter 2008 by $2.6 million to correct a billing error that occurred in 2007 that was not material to the 2007 results. All other adjustments were of a normal and recurring nature.

Note B —	Inventories

	Apr. 3,	Dec. 31,
(Dollars in thousands)	2009	2008

Principally average cost:
Raw materials and supplies	$31,788	$41,468
Work in process	145,175	139,552
Finished goods	44,922	50,579

Gross inventories	221,885	231,599
Excess of average cost over LIFO inventory value	72,575	74,881

Net inventories	$149,310	$156,718

Note C —	Pensions and Other Post-retirement Benefits

As a result of a significant reduction in force, management determined that there was a curtailment of the domestic defined benefit pension plan in the first quarter 2009 in accordance with Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.

The plan assets and liabilities were remeasured as of the curtailment date of February 28, 2009. As part of the remeasurement, management reviewed the key assumptions and determined that the discount rate should be increased to 6.80% from the 6.15% rate assumed at December 31, 2008. The revised rate was determined using the same methodology as was employed at year-end 2008. All other key assumptions, including the expected rate of return on assets, remained unchanged from December 31, 2008.

The curtailment reduced the annual expense for 2009 on the domestic plan from a previously estimated $5.3 million to $4.3 million. In addition, the curtailment resulted in the recording of a $1.1 million one-time benefit in the first quarter 2009 as a result of applying the percentage reduction in the estimated future working lifetime of the plan participants against the unrecognized prior service cost benefit. Cost of sales was reduced by $0.8 million and selling, general and administrative expense was reduced by $0.3 million from the recording of the one-time benefit.

The Company made contributions totaling $12.1 million to the defined benefit pension plan in the first quarter 2009 as expected.

The following is a summary of the first quarter 2009 and 2008 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Apr. 3,	Mar. 28,	Apr. 3,	Mar. 28,
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$1,115	$1,270	$72	$76
Interest cost	1,993	1,976	482	532
Expected return on plan assets	(2,172)	(2,180)	—	—
Amortization of prior service cost	(143)	(161)	(9)	(9)
Amortization of net loss	434	294	—	—
Curtailment gain	(1,069)	—	—	—

Net periodic benefit cost	$158	$1,199	$545	$599

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $1.9 million as of April 3, 2009 and $2.0 million as of December 31, 2008. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. No settlement payments were made during the first quarter 2009.

All of the outstanding CBD cases as of April 3, 2009 are third-party claims where the alleged exposure occurred prior to December 31, 2007 and therefore, the indemnity, if any, and the defense costs are covered by insurance subject to an annual deductible of $1.0 million. Incurred costs were below the deductible in the first quarter 2009.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any payments for damages on behalf of any customer nor have they recorded a reserve for losses under these agreements as of April 3, 2009. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.2 million as of April 3, 2009 and $6.3 million as of December 31, 2008. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Comprehensive Income

The reconciliation between net (loss) income and comprehensive (loss) income for the three month periods ended April 3, 2009 and March 28, 2008 is as follows:

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Dollars in thousands)	2009	2008

Net (loss) income	$(8,144)	$4,596
Cumulative translation adjustment	(2,586)	2,763
Change in the fair value of derivative financial instruments	1,324	(2,795)
Pension and other retirement plan liability adjustments	1,752	124

Comprehensive (loss) income	$(7,654)	$4,688

Note F —	Segment Reporting

Segment information for 2008 has been recast to include Zentrix Technologies Inc. in the Advanced Material Technologies and Services segment. Zentrix’s results previously were reported in All Other. Beginning in 2009, Zentrix is being managed by Advanced Material Technologies and Services and is included with that segment’s financial results in the Company’s internal reporting.

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

First Quarter 2009
Revenues from external customers	$80,071	$36,893	$12,990	$5,405	$135,359	$—	$135,359
Intersegment revenues	125	805	52	358	1,340	—	1,340
Operating profit (loss)	705	(10,913)	1,824	(2,631)	(11,015)	(377)	(11,392)
Assets	215,602	213,898	52,698	18,136	500,334	50,693	551,027
First Quarter 2008
Revenues from external customers	$124,000	$71,297	$13,364	$17,686	$226,347	$—	$226,347
Intersegment revenues	394	2,069	123	335	2,921	—	2,921
Operating profit	5,472	704	227	1,362	7,765	206	7,971
Assets	264,637	242,653	40,016	26,718	574,024	29,077	603,101

Note G —	Stock-based Compensation Expense

The Company granted approximately 145,000 shares of restricted stock to certain employees in the first quarter 2009 at a fair value of $15.01 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock will forfeit their shares should their employment be terminated prior to the end of the vesting period.

The Company granted approximately 350,000 stock appreciation rights (SARs) to certain employees in the first quarter 2009 at a strike price of $15.01 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $7.83 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

Total share based compensation expense for the above and previously existing awards and plans was $0.6 million in the first quarter 2009 and $1.3 million in the first quarter 2008.

Note H —	Income Taxes

The tax benefit of $3.6 million in the first quarter 2009 was calculated by applying a rate of 30.5% against the loss before income taxes while the tax expense of $3.0 million in the first quarter 2008 was calculated by applying a rate of 39.8% against income before income taxes in that period. The differences between the statutory and effective rates in both quarters was due to the impact of percentage depletion, foreign source income and deductions, the production deduction and other factors. The effective rate in the first quarter 2008 was also impacted by discrete events recorded in that period, including a deferred tax adjustment. Discrete events had a minor impact on the effective rate in the first quarter 2009.

Note I — Fair Value of Financial Instruments

The Company measures and records the outstanding foreign currency derivative contracts at fair value in the accompanying consolidated financial statements in accordance with Statement No. 157, “Fair Value Measurements”. This statement establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Quoted market prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the consolidated balance sheet as of April 3, 2009:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)	Apr. 3,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Foreign currency forward contracts	$1,027	$—	$1,027	$—
Directors’ deferred compensation investment	818	818	—	—

Total	$1,845	$818	$1,027	$—

Financial Liabilities
Foreign currency forward contracts	$145	$—	$145	$—
Directors’ deferred compensation liability	818	818	—	—

Total	$963	$818	$145	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. These contracts are valued using a market approach which incorporates quoted market prices at the balance sheet date.

Note J —	Derivative Instruments and Hedging Activity

The Company adopted Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” effective January 1, 2009. The disclosure requirements of this statement are contained in this note to the Company’s consolidated financial statements.

The Company sells products to overseas customers in their local currencies, primarily the euro, sterling and yen. The Company uses foreign currency derivatives, mainly forward contracts and options, to hedge these anticipated sales transactions. The purpose of the hedge program is to protect against the reduction in dollar value of the foreign currency sales from adverse exchange rate movements. Should the dollar strengthen significantly, the decrease in the translated value of the foreign currency sales should be partially offset by gains on the hedge contracts. Depending upon the methods used, the hedge contract may limit the benefits from a weakening U.S. dollar.

The use of foreign currency derivative contracts is governed by policies approved by the Board of Directors. A team consisting of senior financial managers reviews the estimated exposure levels, as defined by budgets, forecasts and other internal data, and determines the timing, amounts and instruments to use to hedge that exposure within the confines of the policy. Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transactions against the program objectives, targeted rates and levels of risk assumed. Hedge contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of rate movements.

The use of forward contracts locks in a firm rate and eliminates any downside from an adverse rate movement as well as any benefit from a favorable rate movement. The Company may from time to time choose to hedge with options or a tandem of options known as a collar. These hedging techniques can limit or eliminate the downside risk but can allow for some or all of the benefit from a favorable rate movement to be realized. Unlike a forward, a premium is paid for an option; collars, which are a combination of a put and call option, may have a net premium but they can be structured to be cash neutral. The Company will primarily hedge with forwards due to the relationship between the cash outlay and the level of risk.

The Company will only enter into a derivative contract if there is an underlying identified exposure. Contracts are typically held until maturity. The Company does not engage in derivative trading activities and does not use derivatives for speculative purposes. The Company only uses currency hedge contracts that are denominated in the same currency as the underlying exposure.

Under Statement No. 133, all derivatives are recorded on the balance sheet at their fair values. If the derivative is designated and effective as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income (OCI), a component of shareholders’ equity, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income.

The notional value of the outstanding foreign currency forward contracts totaled $34.3 million as of April 3, 2009. All of these derivatives were designated as and are effective as cash flow hedges. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short term or long term depending upon their maturity dates. There is no ineffectiveness associated with the outstanding derivatives. Changes in the fair value of the outstanding derivative contracts are recorded in OCI and are charged or credited to income when the contracts mature and the underlying anticipated sales transactions occur.

The balance sheet classification and the related fair values of the outstanding foreign currency forward contracts as of April 3, 2009 were as follows (dollars in thousands):

Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

Prepaid Expenses	$905	Other Liabilities and Accrued Items	$145
Other Assets	122

Note J —	Derivative Instruments and Hedging Activity (Continued)

A summary of the hedging relationships of the outstanding derivative financial instruments as of April 3, 2009 and March 28, 2008 and the amounts transferred into income for the three month periods then ended is as follows:

	Apr. 3,	Mar. 28,
(Dollars in Thousands)	2009	2008

Derivative in Cash Flow Hedging Relationship	Foreign Currency	Foreign Currency
	Contracts	Contracts
Effective Portion of Hedge:
Gain (Loss) Recognized in OCI at the End of the Period
Forward contracts	$882	$(3,308)
Options (collars)	—	(800)

Total	$882	$(4,108)

Location of Gain (Loss) Reclassified from OCI into Income	Other-net	Other-net

Amount of Gain (Loss) Reclassified from OCI into Income
Forward contracts	$(200)	$(528)
Options (collars)	212	—

Total	$12	$(528)

Ineffective Portion of Hedge and Amounts Excluded from Effectiveness Testing:
Location of Gain (Loss) Recognized in Income on Derivative	Other-net	Other-net

Amount of Gain (Loss) Recognized in Income on Derivative	$—	$—

The Company had an interest rate swap that was initially designated as a cash flow hedge under Statement No. 133. However, the underlying hedged item was terminated early and the swap no longer qualified as a hedge under the statement’s provisions. A loss of $0.2 million was recorded in other-net on the consolidated statement of income in the first quarter 2008 on this swap. The swap was terminated in the fourth quarter 2008.

In 2007, the Company terminated early various commodity swaps that were designated as cash flow hedges. The gains on the early terminations were deferred into OCI until the original hedged items, the purchases of copper, were acquired and then relieved from inventory. During the first quarter 2008, gains totaling $0.2 million were relieved from OCI and credited to cost of sales on the consolidated income statement. The deferred gains in OCI as of March 28, 2008 totaled $0.1 million. The remaining deferred gains were subsequently amortized to income in the second quarter 2008.

The Company expects to relieve $0.8 million from OCI and credit other-net on the consolidated income statement in the twelve month period beginning April 4, 2009.

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

Sales were $135.4 million in the first quarter 2009 compared to $226.3 million in the first quarter 2008 as demand for our products declined significantly due to the global economic crisis and the related impact on consumer spending. We believe that the rate of decline in our sales was greater than the fall-off in consumer spending due to the excess inventory positions throughout the supply chain. Lower metal prices also contributed to the sales decline in the first quarter 2009.

Margins and profitability suffered due to the lower sales volume in the first quarter 2009. In response to the weaker economic conditions, we took various actions, including reducing headcount, freezing and cutting wages, reducing work hours, eliminating the 401(k) savings plan match, cancelling or suspending lower priority programs, reducing discretionary spending and other cost-saving initiatives. While these actions net of the related severance costs helped mitigate the impact of the lower sales volume, the operating loss was $11.4 million in the first quarter 2009. The net loss was $0.40 per share.

Total debt increased $10.9 million and cash decreased $5.6 million in the first quarter as a result of the loss, a planned contribution to the pension plan of $12.1 million and other working capital changes. Capital spending, which totaled $6.4 million in the first quarter, has been reduced to high priority and maintenance capital levels.

Results of Operations

	First Quarter
(Millions, except per share data)	2009	2008

Sales	$135.4	$226.3
Operating profit (loss)	(11.4)	8.0
Income (loss) before income taxes	(11.7)	7.6
Net income (loss)	(8.1)	4.6
Diluted earnings per share	$(0.40)	$0.22

Sales of $135.4 million in the first quarter 2009 declined $90.9 million, or 40% from sales of $226.3 million in the first quarter 2008.

Domestic sales declined 37% while international sales declined 46% in the first quarter 2009 from the first quarter 2008. Total international sales of $41.8 million were 31% of total sales in the first quarter 2009 compared to international sales of $76.6 million, or 34% of total sales, in the first quarter 2008. Sales to all major international regions were lower in the first quarter 2009 than in the first quarter 2008. The impact of translating foreign currency denominated sales was an unfavorable $0.3 million in the first quarter 2009 as compared to the first quarter 2008.

Demand from the telecommunications and computer market, our largest market, and the automotive electronics, data storage and other markets that are directly related to consumer spending levels softened considerably due to the weak economic conditions. The demand for our products appears to have fallen at a greater rate than the slowdown in consumer spending due to the high inventory positions in the downstream supply chain. Our products are the raw materials for the final product and there typically are a number of fabricators, assemblers and distributors between the end-use consumer and us. We believe that when the global economic slowdown hit, these fabricators, assemblers and distributors were holding significantly higher levels of inventory than required to meet the current demand. As a result, these inventory levels need to be worked down throughout the supply chain before our order entry level can rebound to prior levels.

Demand from the defense and medical markets, two key markets for us, remained firm during the first quarter 2009 and the outlook for these markets for the balance of the year is positive.

We use ruthenium, gold, silver, platinum, palladium and copper in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. Average prices for all of these metals were lower in the first quarter 2009 than in the first quarter 2008 and accounted for an estimated $15.1 million of the $90.9 million decline in sales.

Due to the weakening consolidated order entry rate, we implemented various cost-saving initiatives beginning late in the fourth quarter 2008 and throughout the first quarter 2009. Total manpower was reduced 12% during the first quarter from year-end 2008 levels and 15% from the end of the third quarter 2008. Compensation levels have been frozen and/or reduced. Work hours in the plants have been reduced in many cases. The Company match for the 401(k) savings plan was first reduced in half and then suspended altogether for the majority of employees. Discretionary spending has been reduced and various projects and initiatives have been cancelled or delayed. These cost-saving initiatives favorably impacted gross margins and selling, general and administrative expenses in the first quarter 2009; however, since many of these actions were put in place during the quarter, the full benefit of these reductions will not be realized until the second quarter 2009. We also paid approximately $1.0 million in severance benefits during the first quarter 2009 that we do not anticipate repeating in subsequent quarters.

Gross margin was $14.6 million, or 11% of sales, in the first quarter 2009 compared to $37.0 million, or 16% of sales, in the first quarter 2008.

The $22.4 million reduction in the gross margin was largely due to the $90.9 million decline in sales in the first quarter 2009 from the first quarter 2008. Manufacturing inefficiencies (net of manufacturing improvements in one facility), primarily due to the lower production volumes and the related impact on manning levels and utilization of equipment, also contributed to the margin decline. The price of ruthenium declined in the first quarter 2009 resulting in a lower of cost or market charge recorded against a portion of the ruthenium inventories of $0.8 million. Other inventory valuation net adjustments reduced gross margins by $0.6 million. The cost-saving initiatives, including the manpower reductions, pay cuts and other programs, helped to offset a portion of the unfavorable impact these items had on gross margin.

The reduction in gross margin as a percent of sales was partially due to certain manufacturing overhead costs, including depreciation, rent, insurance and other items, being relatively fixed in the short term regardless of the sales level.

We determined that the domestic defined benefit pension plan was curtailed due to the significant reduction in force. As a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit during the first quarter, $0.8 million of which was recorded against cost of sales and the balance against selling, general and administrative expenses on the Consolidated Statement of Income. The annual expense under the plan was also reduced by $1.0 million from what it would have been had the plan not been curtailed. See Critical Accounting Policies.

Selling, general and administrative expenses (SG&A) totaled $22.5 million in the first quarter 2009 and were $4.2 million lower than the total expense of $26.7 million in the first quarter 2008. SG&A expenses were 17% of sales in the first quarter 2009 and 12% of sales in the first quarter 2008. The lower expenses in 2009 partially resulted from the cost-saving initiatives previously referenced. Discretionary spending items such as travel, dues and subscriptions and advertising were lower in the first quarter 2009 than the first quarter 2008 while commissions were lower as those expenses are a function of the sales volume.

Incentive compensation expense under cash-based plans was $0.5 million lower in the first quarter 2009 than the first quarter 2008 due to the lower levels of profitability in the current year relative to the plan targets. Share-based compensation expense was an additional $0.7 million lower in the first quarter 2009 than the first quarter 2008. In addition to the lower expense from the curtailment of the defined benefit pension plan, the expense on the supplemental retirement plan for certain executives was $0.1 million lower in the first quarter 2009 than in the first quarter 2008.

International SG&A expenses, other than incentive compensation, declined $1.2 million in the first quarter 2009 from the first quarter 2008. This decline includes approximately $0.3 million translation benefit from the movement in exchange rates.

Research and development expenses (R&D) were $1.7 million in the first quarter 2009 compared to $1.5 million in the first quarter 2008. R&D spending increased slightly in the current quarter as a result of increased process and product improvement efforts.

Other-net expense for the first quarter 2009 and 2008 is summarized as follows:

	Income (Expense)
	First Quarter
(Millions)	2009	2008

Exchange/translation gain	$0.2	$0.3
Amortization of intangible assets	(0.9)	(0.2)
Metal financing fees	(0.9)	(0.8)
Directors’ deferred compensation	(0.1)	0.5
Other items	(0.1)	(0.6)

Total	$(1.8)	$(0.8)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

The amortization of intangible assets was higher in the first quarter 2009 than 2008 due to the finalization of the appraisal in the fourth quarter 2008 of the intangible assets acquired with Techni-Met, Inc. in February 2008.

The income or expense on the directors’ deferred compensation plan is a function of the outstanding shares in the plan and the movement in the share price of our stock; expense was recorded in the first quarter 2009 as a result of a slight increase in the share price while income was recorded in the first quarter 2008 due to a decline in the share price in that period. In the first quarter 2009, the Board of Directors amended the deferred compensation plan, eliminating their ability to transfer their deferral balance between stock and other investment options allowable under the plan. As a result of the amendment, effective with the beginning of the second quarter 2009, the shares being held will no longer be marked-to-market against the income statement in accordance with accounting guidelines.

The metal financing fee was slightly higher in the first quarter 2009 than in the first quarter 2008 due to differences in financing rates.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

The operating loss was $11.4 million in the first quarter 2009 compared to an operating profit of $8.0 million in the first quarter 2008. The $19.4 million decline in profitability was primarily due to the lower margin generated by the reduced sales volume and other factors and the higher other-net expenses offset in part by the various cost-saving initiatives.

Interest expense — net was $0.3 million in the first quarter 2009, unchanged from the first quarter 2008. The average outstanding debt level was lower in the first quarter 2009 than the first quarter 2008, but the related impact on expense was offset by changes in the effective borrowing rate and a slight reduction in the amounts capitalized in association with capital projects.

The loss before income taxes was $11.7 million in the first quarter 2009 versus income before income taxes of $7.6 million in the first quarter 2008.

A tax benefit was calculated using an effective rate of 30.5% of the loss before income taxes in the first quarter 2009 while a tax expense was calculated using an effective rate of 39.8% of income before income taxes in the first quarter 2008.

The effects of percentage depletion, foreign source income, the production deduction and other items were the major factors for the difference between the effective and statutory rates in both the first quarter 2009 and 2008. The impact of discrete events recorded in the first quarter 2008 served to increase the effective rate in that period while discrete events had a minor impact on the effective rate in the first quarter 2009.

The net loss was $8.1 million (or $0.40 per share, diluted) in the first quarter 2009 compared to a net income of $4.6 million (or $0.22 per share, diluted) in the first quarter 2008.

Segment Results

We have four reportable segments. Beginning in the first quarter 2009, the operating results for Zentrix Technologies Inc., a small wholly owned subsidiary, are included in the Advanced Material Technologies and Services segment. Previously, Zentrix had been included with the corporate office as part of All Other. We made this change because the Advanced Material Technologies and Services segment management is now responsible for Zentrix and this structure is consistent with our internal reporting and how the Chairman of the Board evaluates the operations. The results for the prior year have been recast to reflect this change. See Note F to the Consolidated Financial Statements.

The operating results for All Other decreased by $0.6 million in the first quarter 2009 from the first quarter 2008. While spending rates and incentive compensation were lower in the first quarter 2009 than in the first quarter 2008, these benefits were offset by the higher expense on the directors’ deferred compensation plan, lower charges out to the business units and other factors.

Advanced Material Technologies and Services

	First Quarter
(Millions)	2009	2008

Sales	$80.1	$124.0
Operating profit	$0.7	$5.5

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials, optics, performance coatings and microelectronic packages. Major markets for these products include data storage, medical and the wireless, semiconductor, photonic and hybrid sectors of the microelectronics market. Advanced Material Technologies and Services also has metal cleaning operations and an in-house refinery that allow for the reclaim of precious metals from its own or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, California, Connecticut, Wisconsin and Massachusetts and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services declined 35% from $124.0 million in the first quarter 2008 to $80.1 million in the first quarter 2009.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum, palladium and ruthenium were lower on average in the first quarter 2009 than in the first quarter 2008. These lower prices accounted for an estimated $11.0 million of the $43.9 million decline in sales.

Sales of vapor deposition targets and other materials manufactured at the Buffalo, New York facility declined significantly in the first quarter 2009 from the first quarter 2008 levels as demand from the wireless and photonic sectors weakened due to the global economic conditions; sales to these sectors in the first quarter were less than half of the levels from the year ago period. Sales from Buffalo for microelectronic packaging and other applications also decreased. With the softening of these markets, refining business levels in turn declined due to the lower quantities of materials available to be processed.

Sales of inorganic chemicals were lower in the first quarter 2009 than the first quarter 2008, although progress continued on development of new applications. Sales of microelectronic packages from Zentrix were slightly lower in the first quarter 2009 than in the first quarter 2008.

Total sales for media applications in the data storage market, including sales of ruthenium-based targets from the Brewster, New York facility, declined slightly in the first quarter 2009 from the first quarter 2008 and remained very weak compared to the volumes shipped in 2007. Progress has been made in re-qualifying our materials with key customers; however, market demand levels were extremely soft in the first quarter 2009 due to the decline in consumer spending and high downstream inventory levels. Sales from Brewster of materials used in magnetic head applications within the data storage market were also soft in the first quarter 2009.

Sales from Techni-Met, a wholly owned subsidiary acquired early in the first quarter 2008, and Thin Film Technology, Inc. (TFT) grew in the first quarter 2009 over the first quarter 2008. Techni-Met’s growth was fueled by demand from the medical market while TFT’s growth was due to the medical and defense applications. TFT’s sales backlog remained quite solid.

The gross margin on Advanced Material Technologies and Services’ sales was $11.7 million in the first quarter 2009, a decrease of $4.9 million from the $16.6 million of margin generated in the first quarter 2008. The gross margin was 15% of sales in the first quarter 2009 and 13% of sales in the first quarter 2008. The margin fall-off in dollars was due largely to the lower sales volume in the first quarter 2009.

A lower of cost or market charge of $0.8 million was recorded to write down inventories as a result of a decline in the market price of ruthenium during the first quarter 2009. A net valuation charge of $0.6 million was also recorded on other inventories in the first quarter 2009. Manufacturing overhead costs were $0.7 million higher in the first quarter 2009 than in the first quarter 2008 partially due to owning Techni-Met for a full quarter. The change in product mix was favorable, offsetting a portion of these unfavorable items.

Total SG&A, R&D and other-net expenses were $11.0 million (14% of sales) in the first quarter 2009, a decline of $0.1 million from the expense total of $11.1 million (9% of sales) in the first quarter 2008. Lower selling-related expenses, corporate allocations and incentive compensation and the benefits from various cost-saving initiatives were mostly offset by the higher amortization expense from the intangible assets acquired with Techni-Met, higher metal financing fees, differences in translation and exchange gains and losses and other factors.

Operating profit from Advanced Material Technologies and Services was $0.7 million in the first quarter 2009 and $5.5 million in the first quarter 2008. Operating profit was 1% of sales in the first quarter 2009 and 4% of sales in the first quarter 2008. The decline in segment profitability was due to the lower margin as a result of the significant fall-off in sales and the unfavorable inventory charges.

Specialty Engineered Alloys

	First Quarter
(Millions)	2009	2008

Sales	$36.9	$71.3
Operating profit (loss)	$(10.9)	$0.7

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and undersea telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment. There were no external sales of hydroxide from the Utah operations in either the first quarter 2009 or 2008.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $36.9 million in the first quarter 2009 were 48% lower than sales of $71.3 million in the first quarter 2008.

Strip volumes shipped in the first quarter 2009 were 49% lower than in the first quarter 2008. The reduction was across both the higher and lower beryllium-containing alloy product lines. Lower consumer spending and excess inventories in the supply chain resulted in weaker demand from the telecommunications and computer, automotive electronics and other markets for strip products.

Bulk product volumes shipped declined 35% in the first quarter 2009 from the year-ago period. Initially, bulk product shipments were not affected by the global economic slowdown as severely as strip products. However, reductions in demand from the oil and gas (partially driven by the lower prices for crude oil), aerospace and other markets have lead to further declines in shipments in the first quarter 2009.

Lower metal prices in the first quarter 2009 as compared to the first quarter 2008 accounted for an estimated $4.1 million of the $34.4 million difference in sales between periods.

The gross margin on Specialty Engineered Alloys’ sales was a negative $1.3 million in the first quarter 2009, a decline of $14.9 million from the gross margin of $13.6 million, or 19% of sales, generated in the first quarter 2008.

The lower margin in 2009 was largely due to the significantly lower sales volume. Margins were also hurt by manufacturing inefficiencies and machine utilization rates as a result of lower production volumes. Headcount reductions, reduced work hours, wage cut-backs and other cost-saving measures offset a portion of the negative volume impact and inefficiencies.

Total SG&A, R&D and other-net expenses were $9.6 million (26% of sales) in the first quarter 2009 and $12.9 million (18% of sales) in the first quarter 2008. The reduction was due to a combination of the cost-saving initiatives, lower incentive accruals, reduced corporate charges and differences in exchange gains and losses between periods.

Specialty Engineered Alloys generated an operating loss of $10.9 million in the first quarter 2009 and an operating profit of $0.7 million in the first quarter 2008. The loss in the first quarter 2009 included severance costs of $0.5 million.

Beryllium and Beryllium Composites

	First Quarter
(Millions)	2009	2008

Sales	$13.0	$13.4
Operating profit	$1.8	$0.2

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. This segment also manufactures beryllia ceramics through our wholly owned subsidiary, Brush Ceramic Products Inc. in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and general industrial products.

Sales by Beryllium and Beryllium Composites were $13.0 million in the first quarter 2009, a 3% decrease from sales of $13.4 million in the first quarter 2008.

Defense-related sales were relatively solid in the first quarter 2009, except for an unexpected delay in the deployment of the U.S. missile defense program in Eastern Europe, compared to temporarily soft defense sales in the first quarter 2008. The outlook for defense and scientific applications over the next two quarters remains positive except for missile defense programs. Demand for beryllium products for commercial applications was weak while the demand for x-ray windows softened slightly in the first quarter 2009. Sales of beryllia ceramics also softened due to an excess inventory position of our largest customer for those materials.

The gross margin on Beryllium and Beryllium Composites’ sales was $4.7 million, or 36% of sales, in the first quarter 2009, an improvement over the gross margin of $3.3 million, or 24% of sales, in the first quarter 2008. This $1.4 million increase in margins on lower sales was due to manufacturing improvements, including higher yields, greater efficiencies and scrap utilization. The change in product mix effect was favorable as well.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites totaled $2.8 million or 22% of sales in the first quarter 2009 and $3.0 million, or 23% of sales, in the first quarter 2008. While this segment’s sales and margins have not been as affected by the global economic crisis as the other segments, various measures were implemented to maintain and/or reduce expense levels in light of the consolidated operating loss.

Operating profit for Beryllium and Beryllium Composites was $1.8 million in the first quarter 2009, an improvement of $1.6 million over the operating profit of $0.2 million in the first quarter 2008. Operating profit was 14% of sales in the first quarter 2009 and 2% of sales in the first quarter 2008.

Engineered Material Systems

	First Quarter
(Millions)	2009	2008

Sales	$5.4	$17.7
Operating profit (loss)	$(2.6)	$1.4

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

Sales from Engineered Material Systems were $5.4 million in the first quarter 2009, a decrease of 69% from sales of $17.7 million in the first quarter 2008.

The decline in sales was across all of this segment’s key markets and in each of its major product families. Sales of disk drive arm materials, one of the segment’s largest applications in 2008, were immaterial in the first quarter 2009. The lower consumer spending for electronics, automobiles and other items coupled with an excess inventory position downstream in the supply chain resulted in lower demand for products from Engineered Material Systems. Despite the low sales volume, application development work continued during the quarter that potentially could lead to additional sales in the coming quarters.

The gross margin on Engineered Material Systems’ sales was a negative $1.2 million in the first quarter 2009 compared to $3.4 million, or 19% of sales, in the first quarter 2008. The negative margin in the first quarter 2009 was caused by the significant decline in sales.

Actions were taken to lower costs, including manpower reductions, shortened work hours, cancellation of programs and services, vendor push-backs and other items. However, the impact of these items was not enough to offset the lost margins due to the steep drop in volumes.

Total SG&A, R&D and other-net expenses totaled $1.5 million in the first quarter 2009 compared to $2.0 million in the first quarter 2008 as expenses were reduced in light of the lower sales volumes. The $0.5 million decline in expenses includes a $0.2 million reduction in incentive compensation. Sales commission, travel and advertising costs were also lower in the first quarter 2009 than in the first quarter 2008.

The operating loss from Engineered Material Systems was $2.6 million in the first quarter 2009 compared to an operating profit of $1.4 million in the first quarter 2008. The loss in the first quarter 2009 includes $0.3 million of one-time severance costs. The monthly loss improved each month during the first quarter 2009 due to the realization of the cost savings from the actions taken to date.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended		Year Ended
	Apr. 3,		Dec. 31,
	2009		2008

Total cases pending	9		9
Total plaintiffs	37		36
Number of claims (plaintiffs) filed during period ended	0	(2)	1	(6)
Number of claims (plaintiffs) settled during period ended	0	(0)	0	(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0		$0
Number of claims (plaintiffs) otherwise dismissed	0	(1)	1	(1)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse affect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of April 3, 2009, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

(Millions)	Apr. 3,	Dec. 31,
Asset (liability)	2009	2008

Reserve for litigation	$(1.9)	$(2.0)
Insurance recoverable	1.6	1.7

Regulatory Matters.  Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. Some organizations, such as the California Occupational Health and Safety Administration and the American Conference of Governmental Industrial Hygienists, have adopted standards that are more stringent than the current standards of OSHA. The development, proposal or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our operating results, liquidity and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

Financial Position

Net cash used in operations was $14.1 million in the first quarter 2009 as the net loss and the reductions in various liabilities more than offset the benefits of depreciation and amortization and the reductions in accounts receivable and inventory.

Cash balances stood at $12.9 million as of the end of the first quarter 2009, a decrease of $5.6 million from year-end 2008. The reduction in cash was used in conjunction with additional borrowings to fund capital expenditures, a net reduction in working capital (including a pension plan contribution) and the net loss.

Accounts receivable totaled $74.4 million as of the end of the first quarter 2009, a decrease of $15.4 million, or 17% from December 31, 2008. The percentage decline in the level of receivables was less than the percentage decline in sales in the first quarter 2009 from the fourth quarter 2008 due to an increase in the average collection period.

We continued to aggressively monitor and manage our credit exposures in light of the current economic climate. The bad debt expense was less than $0.1 million (or 0.1% of sales) in the quarter. While there were no significant accounts written off during the first quarter, the depth and breadth of the current economic crisis has resulted in the rapid deterioration in the financial condition of numerous companies.

Other receivables totaling $1.4 million as of December 31, 2008, which represented amounts due from escrow as a result of the finalization of the purchase price for the Techni-Met acquisition in the first quarter 2008, were collected in full during the first quarter 2009.

Inventories of $149.3 million as of April 3, 2009 were $7.4 million, or 5%, lower than the balance as of December 31, 2008. While the inventory balance has declined, the inventory turnover ratio, a measure of how quickly inventory is sold on average, slowed down from the end of last year due to the rapid and sudden decline in sales volumes.

The majority of the decline in inventory levels was in Specialty Engineered Alloys. In addition to a 6% reduction in pounds, due to the lower level of business, the value declined from a shift in the inventory make-up as the quantity of the lower-valued billets and other feedstocks increased while the quantity of higher-valued work-in-process and finished goods decreased.

Inventories at Engineered Material Systems also declined in response to the lower level of business. Inventories within Beryllium and Beryllium Composites increased due to their business levels and other factors. Inventories at Advanced Material Technologies and Services were slightly higher at the end of the first quarter 2009 than year-end 2008.

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

Prepaid expenses were $28.7 million as of the end of the first quarter 2009, an increase of $5.0 million from year-end 2008. The change in the balance was largely due to recording an income tax benefit as a result of the operating loss in the first quarter 2009. The balances for other miscellaneous prepaids changed due to the timing of payments.

Other assets were $33.4 million at the end of the first quarter 2009 and $34.4 million at the end of 2008. The decline is largely due to the amortization of intangible assets of $0.9 million.

Capital expenditures for property, plant and equipment and mine development totaled $6.4 million in the first quarter 2009. The spending rate was lower than the first quarter 2008 and the total depreciation and amortization level for the current quarter as we reduced the spending rate due to the operating losses being generated.

Capital spending in the first quarter 2009 included $3.5 million for the design and development of the new facility for the production of primary beryllium under a Title III contract with the U.S. Department of Defense (DoD). The total cost of the project is estimated to be approximately $90.4 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.3 million to the project. The DoD will reimburse us for the balance of the project cost. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. We anticipate the facility will be completed in the fourth quarter 2010.

The remaining $2.9 million of spending was on small, isolated projects across the organization. Spending by Specialty Engineered Alloys totaled $1.0 million and spending by Advanced Material Technologies and Services was $0.8 million. The balance of the spending was divided among the other two reportable segments and the corporate office, which included spending on computer software implementations.

Other liabilities and accrued items were $31.7 million at the end of the first quarter 2009 and $45.1 million at the end of 2008. The majority of the decline was due to the payment of the 2008 incentive compensation during the first quarter 2009. The liability for the fair value of outstanding derivative contracts also declined during the first quarter 2009 due to changes in the market exchange rates relative to the contract rates. Other accruals, including accruals for utilities and fringe benefits, declined by more minor amounts as well.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.7 million as of April 3, 2009 compared to $0.1 million as of December 31, 2008. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $22.3 million as of the end of the first quarter 2009 versus $19.4 million as of year-end 2008. This increase was primarily due to payments of $2.9 million received from the government under the contract for the design of the new beryllium production facility. These payments are classified as a long-term unearned income liability. The liability will be relieved to income over the life of the facility once it is built and placed into service.

The retirement and post-employment benefit balance was $82.2 million at the end of the first quarter 2009, a decline of $15.0 million from the balance at December 31, 2008. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The main cause for the decline was contributions totaling $12.1 million to the domestic pension plan during the first quarter 2009; we anticipate making additional contributions totaling an estimated $5.7 million over the balance of the year. The pension liability was also affected by the curtailment and the associated remeasurement and other comprehensive income adjustments and the quarterly expense. The movement in the liability due to the expense on the retiree medical plan and the other retirement plans was generally offset by the cash paid.

Debt totaled $52.7 million at the end of the first quarter 2009 compared to $41.8 million at the end of 2008. This increase resulted primarily from funding the aforementioned pension plan contribution, $6.4 million of capital expenditures and the net loss offset in part by other changes in working capital.

Short-term debt, which included foreign currency denominated loans, a gold-denominated loan and overnight dollar-based borrowings, stood at $41.2 million as of the end of the first quarter 2009. The current portion of long-

term debt was $0.6 million, while long-term debt was $10.9 million. We were in compliance with all of our debt covenants as of the end of the first quarter 2009.

Shareholders’ equity of $340.0 million at the end of the first quarter 2009 was $7.1 million lower than the balance of $347.1 million as of year-end 2008. The decline was primarily due to the comprehensive loss of $7.7 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock compensation expense and other factors.

Prior Year Financial Position

Net cash used in operating activities was $4.9 million in the first quarter 2008 as the net change in working capital items, including increases to inventory and trade receivables and a decrease in accounts payable and accruals, more than offset net income and the benefits of depreciation and amortization. Receivables grew $16.5 million due to a slower collection period as sales were lower than in the fourth quarter 2007 and the acquisition of Techni-Met during the first quarter 2008. The other receivable of $11.3 million as of December 31, 2007 representing the amount due under a legal settlement with our former insurers was collected in full in the first quarter 2008. Inventories increased $10.6 million, or 6%, in the first quarter 2008 due to a slower inventory turnover, increased mining activity in Utah and the Techni-Met acquisition. Other liabilities and accrued items declined $12.3 million in the first quarter 2008 largely as a result of the payment of the 2007 incentive compensation to employees. Capital expenditures were $7.1 million in the first quarter 2008.

We used a combination of cash and additional borrowings to fund the $87.4 million acquisition of Techni-Met. In addition, immediately after the acquisition, we sold its precious metal inventory for its fair value of $24.3 million and consigned it back under existing lines. Outstanding debt totaled $90.4 million at the end of the first quarter 2008, an increase of $54.9 million from year-end 2007. The cash balance stood at $12.3 million, a decline of $19.5 million from December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metal inventories on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $73.8 million at the end of the first quarter 2009, a decrease of $30.4 million during the quarter as the quantities on hand decreased in response to the lower business levels. The quantity impact on the balance outstanding was offset in part by the metal price impact as prices increased in the first quarter 2009 over the year-end 2008 prices (but were still lower than the prices in the first quarter 2008).

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of April 3, 2009 from the year-end 2008 totals as disclosed on page 40 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects. The total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, was 13% as of the end of the first quarter 2009. While this was higher than the ratio as of year-end 2008, it was in line with or lower than the ratio as of the end of the each of the first three quarters of 2008. Debt increased in the first quarter 2009 for the reasons indicated above, but we had approximately $168.8 million of available borrowing capacity under the existing lines of credit as of April 3, 2009. The available and unused capacity under the metal financing lines totaled approximately $114.7 million as of April 3, 2009.

Critical Accounting Policies

Pensions.  In accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, we determined that we had a curtailment of the domestic defined benefit pension plan in the first quarter 2009 due to a significant reduction in employment. As a result, the pension plan liability was remeasured as of February 28, 2009, the curtailment date, using revised participant data, updated asset values and other factors. The various assumptions used to value the plan, including the discount rate and the expected rate of return on plan assets, were reviewed to determine if any revisions were warranted. Based upon our review, the discount rate used to measure the plan liability as of February 28, 2009 and the expense for the year from that date forward, was increased to 6.80% from 6.15% as of December 31, 2008. The rate increase was due to changes in the market conditions as we used the same process used to develop the discount rate assumption as of February 28, 2009 as we did at year-end 2008. We determined that revisions to the expected rate of return on plan assets and other key assumptions were not warranted as of February 28, 2009.

As a result of the curtailment, the 2009 annual expense for the plan was reduced from $5.3 million as estimated previously to $4.3 million after the impact of the curtailment. In addition, we recorded a one-time curtailment gain in the first quarter 2009 of $1.1 million due to the recognition of a portion of the previously unrecognized prior service cost benefit. Therefore, the net all-in expense for 2009 is projected to be $3.2 million after the curtailment. The 2008 expense was $4.8 million.

For additional information regarding critical accounting policies, please refer to pages 42 to 45 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

Market Risk Disclosures

For information regarding market risks, please refer to pages 45 to 47 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Outlook

Given the breadth and depth of the current global economic crisis, it is difficult to project when our sales and profitability will rebound to their prior levels. The influence of the inventory overhang in the supply chain on our order pattern also compounds the situation.

We believe that the majority of the fall-off in our sales is due to the global economic crisis and not due to a loss of applications; we believe that as the inventory overhang is reduced and the general economy starts to recover, our sales will improve. The sales order entry rate showed very modest improvement late in the first quarter and early in the second quarter. While this is encouraging, it is too early and not significant enough to signal that the crisis has indeed bottomed out.

Despite the current economic crisis, the portions of our business that sell into the defense and medical markets continued to perform well and we believe that this performance level should continue in the near term as well.

In addition, we continued our new application development work, recognizing that, even in down markets, there are opportunities to expand our share or develop new platforms to better position ourselves for when the economy improves.

The cost-saving initiatives were difficult decisions but they helped mitigate the loss in the first quarter 2009. However, these initiatives were not going to be sufficient to allow us to generate a profit given the magnitude of the decline in sales in the first quarter 2009. The initiatives should have a greater impact on the financial results for the second quarter 2009 than the first quarter. With these cost-saving measures in place and assuming an improvement in sales from the economy starting to recover, we believe as of early in the second quarter 2009 that the loss in the second quarter 2009 should be less than the loss in the first quarter 2009 and that we will be profitable in the second half of the year.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global and domestic economies, including the uncertainties related to the impact of the current global financial crisis;

•	The condition of the markets in which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the second quarter and the year 2009;

•	The successful implementation of cost reduction initiatives;

•	Our success in developing and introducing new products and new product ramp-up rates, especially in the media market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, exchange rates, interest rates, metal financing fees, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive and deferred compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of the Company’s Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2008.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of April 3, 2009, our subsidiary, Brush Wellman Inc., was a defendant in nine proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the first quarter of 2009, the number of beryllium cases changed from nine (involving 36 plaintiffs) as of December 31, 2008 to nine cases (involving 37 plaintiffs) as of April 3, 2009. In one case, two additional plaintiffs were added, and in another case, there was a stipulation of voluntary dismissal of one plaintiff. No cases were settled or dismissed during the quarter.

The nine pending beryllium cases as of April 3, 2009 fall into two categories: Seven cases involving third-party individual plaintiffs, with 21 individuals (and four spouses who have filed claims as part of their spouse’s case and two children who have filed claims as part of their parent’s case) and two purported class actions, involving ten named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On November 14, 2007, two of the defendants filed a joint motion for an order permitting discovery to make the threshold determination of whether plaintiff is sensitized to beryllium. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. Oral argument on this motion took place on June 13, 2008. On September 30, 2008, the court granted the motion for summary judgment in favor of all of the defendants and dismissed plaintiff’s class action complaint. On October 29, 2008, plaintiff filed a notice of appeal. The Court of Appeals has granted a motion to stay the appeal due to the bankruptcy of one of the appellees, Millennium Petrochemicals. On April 3, 2009, Small Tube Manufacturing filed a motion for relief in bankruptcy court from the automatic stay, asking that the bankruptcy court modify the stay to allow Small Tube Manufacturing’s indemnification claim against Millennium Petrochemicals and the Anthony case to proceed to final judgment, including all appeals.

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

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the NY Action), WAM has asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third-party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action temporarily was stayed pending resolution of the ownership issue in the CA Action (defined below), as discussed more fully below. On January 26, 2009, the Court in the CA Action ordered that the case and remaining issues be transferred to the Court in the NY Action. As a result, the stay in the NY Action has been lifted, and the Court in the NY Action has consolidated the CA Action with the NY Action. With the parties having resumed pre-trial proceedings, Target has moved the Court to further amend its counts for infringement to include only certain claims of six of the patents claimed to be owned by Target. If granted, Target’s counts for infringement of other claims in those patents and six other patents claimed to be owned by Target would be removed from the NY Action. WAM has opposed the motion to the extent Target seeks dismissal without prejudice of the counts for infringement of the other claims and other patents. WAM continues to dispute Target’s claims of ownership of all of the patents and denies both validity and infringement of the patent claims. A trial currently is expected to be held in 2010.

Target in September 2004 filed in the U.S. District Court, Central District of California (case no. SAC04-1083 DOC (MLGx)), a separate action for infringement of one of the same patents named in the NY Action (the CA Action), naming as defendants WAM and certain of WAM’s customers who purchase certain WAM sputtering targets. Target sought a judgment that the patent is valid and infringed by the defendants, a permanent injunction, a judgment on ownership of certain Target patents, damages adequate to compensate Target for the infringement, treble damages and attorneys’ fees and costs. In April 2007, Sony DADC U.S., Inc. among other Sony companies (Sony) had intervened in the CA Action claiming ownership of that patent and others of the patents that Target is seeking to enforce in the NY Action. Sony’s claim was based on its prior employment of the patentee and Target’s founder, Han H. Nee (Nee), and had included a demand for damages against both Target and Nee. WAM on behalf of itself and its customers has a paid-up license from Sony under any rights that Sony has in those patents. Although trial of the CA Action had been scheduled for March 2009, in December 2008, a confidential settlement agreement was reached between Target and Sony, as well as a partial settlement agreement between Target and WAM releasing WAM and its customers from infringement of the one named patent. As a result, the issues not subject to any settlement were (1) a remaining count in which the Target parties had requested a judgment declaring that Target is the owner of certain of the Target patents and (2) WAM’s request for sanctions against Target. Pursuant to various stipulations filed by the parties, the Court on January 6, 2009 ordered a dismissal with prejudice of all of the respective intervention claims and counterclaims between the Target parties and the Sony companies, and a dismissal without prejudice of the counterclaims by WAM and its defendant customers, the exception being the remaining declaratory judgment count on patent ownership. Following motions filed by the parties, the Court on January 26, 2009 ordered that the case and remaining issues be transferred to the Court in the NY Action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 3, 2009, we purchased common shares for directors who elected to defer their annual director fees and are held in a rabbi trust established under our 2006 Non-employee Directors’ Equity Plan as follows:

Total Number of
			Shares	Maximum
			Purchased as	Number of
			Part of Publicly	Shares that May
			Announced	Yet Be Purchased
	Total Number of	Average Price	Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

January 1 through 31, 2009	2,711	$12.91

Item 6.	Exhibits

11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: May 1, 2009