Form 10-Q
period 2009-07-03
BRUSH ENGINEERED MATERIALS INC
filed 2009-08-11
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

As of July 24, 2009 there were 20,196,504 shares of Common Stock, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the second quarter and first half ended July 3, 2009 are as follows:

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
(Dollars in thousands except share and	July 3,	June 27,	July 3,	June 27,
per share amounts)	2009	2008	2009	2008

Net sales	$174,134	$246,584	$309,493	$472,931
Cost of sales	152,000	201,945	272,757	391,334

Gross margin	22,134	44,639	36,736	81,597
Selling, general and administrative expense	20,694	28,294	43,239	55,023
Research and development expense	1,526	1,644	3,220	3,141
Other-net	1,474	3,089	3,230	3,850

Operating (loss) profit	(1,560)	11,612	(12,953)	19,583
Interest expense-net	271	649	597	985

Income (loss) before income taxes	(1,831)	10,963	(13,550)	18,598
Income tax (benefit) expense	(1,046)	3,805	(4,620)	6,844

Net (loss) income	$(785)	$7,158	$(8,930)	$11,754

Per share of common stock: basic	$(0.04)	$0.35	$(0.44)	$0.58
Weighted average number of common shares outstanding	20,186,000	20,399,000	20,159,000	20,394,000
Per share of common stock: diluted	$(0.04)	$0.35	$(0.44)	$0.57
Weighted average number of common shares outstanding	20,186,000	20,653,000	20,159,000	20,626,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	July 3,	Dec. 31,
(Dollars in thousands)	2009	2008

Assets
Current assets
Cash and cash equivalents	$21,042	$18,546
Accounts receivable	74,114	87,878
Other receivables	4,639	3,378
Inventories	132,939	156,718
Prepaid expenses	26,406	23,660
Deferred income taxes	8,120	4,199

Total current assets	267,260	294,379
Other assets	32,228	34,444
Related-party notes receivable	98	98
Long-term deferred income taxes	9,945	9,944
Property, plant and equipment	643,376	635,266
Less allowances for depreciation, depletion and amortization	438,412	428,012

	204,964	207,254
Goodwill	35,778	35,778

Total Assets	$550,273	$581,897

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$26,869	$30,622
Current portion of long-term debt	600	600
Accounts payable	22,927	28,014
Other liabilities and accrued items	30,658	45,131
Unearned revenue	2,062	113

Total current liabilities	83,116	104,480
Other long-term liabilities	29,695	19,356
Retirement and post-employment benefits	81,412	97,168
Long-term income taxes	3,029	3,028
Deferred income taxes	770	163
Long-term debt	10,905	10,605
Shareholders’ equity	341,346	347,097

Total Liabilities and Shareholders’ Equity	$550,273	$581,897

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	July 3,	June 27,
(Dollars in thousands)	2009	2008

Net (loss) Income	$(8,930)	$11,754
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation, depletion and amortization	14,455	14,508
Amortization of mine costs	1,896	2,763
Amortization of deferred financing costs in interest expense	209	177
Derivative financial instrument ineffectiveness	—	163
Stock-based compensation expense	1,630	2,460
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	12,446	(15,152)
Decrease (increase) in other receivables	(1,261)	11,263
Decrease (increase) in inventory	23,017	(9,710)
Decrease (increase) in prepaid and other current assets	1,199	(1,455)
Decrease (increase) in deferred income taxes	(3,405)	14
Increase (decrease) in accounts payable and accrued expenses	(18,686)	(8,166)
Increase (decrease) in unearned revenue	1,950	(2,065)
Increase (decrease) in interest and taxes payable	(314)	(1,144)
Increase (decrease) in long-term liabilities	(13,769)	1,336
Other - net	1,286	(566)

Net cash provided from operating activities	11,723	6,180
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(16,054)	(14,637)
Payments for mine development	(386)	(152)
Reimbursements for capital equipment under government contracts	10,169	4,125
Payments for purchase of business net of cash received	—	(87,462)
Proceeds from sale of acquired inventory to consignment	—	24,325
Other investments - net	21	66

Net cash used in investing activities	(6,250)	(73,735)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(3,336)	10,414
Proceeds from issuance of long-term debt	8,300	40,900
Repayment of long-term debt	(8,000)	—
Issuance of common stock under stock option plans	157	174
Tax benefit from exercise of stock options	11	28

Net cash (used in) provided from financing activities	(2,868)	51,516
Effects of exchange rate changes	(109)	(528)

Net change in cash and cash equivalents	2,496	(16,567)
Cash and cash equivalents at beginning of period	18,546	31,730

Cash and cash equivalents at end of period	$21,042	$15,163

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 3, 2009 and December 31, 2008 and the results of operations for the second quarter and first half ended July 3, 2009 and June 27, 2008. Sales and income before income taxes were reduced in the first quarter 2008 by $2.6 million to correct a billing error that occurred in 2007 that was not material to the 2007 results. All other adjustments were of a normal and recurring nature.

Management has evaluated subsequent events that occured through August 11, 2009, the date the financial statements were issued. During this period, there were no recognized subsequent events requiring recognition in the financial statements and no non-recognized subsequent events requiring disclosure.

Note B —	Inventories

	July 3,	Dec. 31,
(Dollars in thousands)	2009	2008

Principally average cost:
Raw materials and supplies	$35,052	$41,468
Work in process	128,988	139,552
Finished goods	36,347	50,579

Gross inventories	200,387	231,599
Excess of average cost over LIFO inventory value	67,448	74,881

Net inventories	$132,939	$156,718

Note C —	Pensions and Other Post-retirement Benefits

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

The Company made contributions totaling $14.0 million to the defined benefit pension plan in the first half of 2009 as expected.

The following is a summary of the second quarter and first half 2009 and 2008 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	July 3,	June 27,	July 3,	June 27,
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$1,067	$1,270	$72	$76
Interest cost	2,164	1,976	482	532
Expected return on plan assets	(2,445)	(2,180)	—	—
Amortization of prior service cost	(135)	(161)	(9)	(9)
Amortization of net loss	375	294	—	—

Net periodic benefit cost	$1,026	$1,199	$545	$599

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$2,182	$2,540	$145	$152
Interest cost	4,157	3,952	964	1,063
Expected return on plan assets	(4,617)	(4,360)
Amortization of prior service cost	(278)	(322)	(18)	(18)
Amortization of net loss	809	589	—	—
Curtailment Gain	(1,069)	—	—	—

Net periodic benefit cost	$1,184	$2,399	$1,091	$1,197

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $1.9 million as of July 3, 2009 and $2.0 million as of December 31, 2008. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. One case was dismissed and no settlement payments were made during the first half of 2009.

All of the outstanding CBD cases as of July 3, 2009 are third-party claims where the alleged exposure occurred prior to December 31, 2007 and therefore, the indemnity, if any, and the defense costs are covered by insurance subject to an annual deductible of $1.0 million. Incurred costs were below the deductible in the first half of 2009.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any payments for damages on behalf of any customer nor has it recorded a reserve for losses under these agreements as of July 3, 2009. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should its defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the

Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.0 million as of July 3, 2009 and $6.3 million as of December 31, 2008. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net (loss) income and comprehensive income (loss) for the second quarter and first half ended July 3, 2009 and June 27, 2008 is as follows:

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Dollars in thousands)	2009	2008	2009	2008

Net (loss) income	$(785)	$7,158	$(8,930)	$11,754
Cumulative translation adjustment	1,460	(1,033)	(1,126)	1,731
Change in the fair value of derivative financial instruments, net of tax	(984)	2,030	340	(765)
Pension and other retirement plan liability adjustments, net of tax	373	123	2,125	247

Comprehensive income (loss)	$64	$8,278	$(7,591)	$12,967

Note F —	Segment Reporting

Segment information for 2008 has been recast to include Zentrix Technologies Inc. in the Advanced Material Technologies and Services segment. Zentrix’s results previously were reported in All Other. Beginning in 2009, Zentrix is being managed by Advanced Material Technologies and Services and is included with that segment’s financial results in the Company’s internal reporting.

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Second Quarter 2009
Revenues from external customers	$112,273	$41,239	$13,123	$7,499	$174,134	$—	$174,134
Intersegment revenues	50	470	26	185	731	—	731
Operating profit (loss)	8,390	(9,280)	1,035	(819)	(674)	(886)	(1,560)
Second Quarter 2008
Revenues from external customers	$129,270	$83,029	$14,711	$19,574	$246,584	$—	$246,584
Intersegment revenues	503	1,125	170	416	2,214	—	2,214
Operating profit (loss)	5,048	4,750	2,346	2,003	14,147	(2,535)	11,612
First Half 2009
Revenues from external customers	$192,344	$78,132	$26,113	$12,904	$309,493	$—	$309,493
Intersegment revenues	175	1,275	78	543	2,071	—	2,071
Operating profit (loss)	9,095	(20,193)	2,859	(3,450)	(11,689)	(1,264)	(12,953)
Assets	208,971	205,947	59,383	18,590	492,891	57,382	550,273
First Half 2008
Revenues from external customers	$253,270	$154,326	$28,075	$37,260	$472,931	$—	$472,931
Intersegment revenues	897	3,194	293	751	5,135	—	5,135
Operating profit (loss)	10,520	5,454	2,573	3,365	21,912	(2,329)	19,583
Assets	255,004	255,384	43,981	28,117	582,486	33,098	615,584

Note G —	Stock-based Compensation Expense

The Company granted approximately 145,000 shares of restricted stock to certain employees in the first quarter 2009 at a fair value of $15.01 per share. The fair value was determined using the closing price of the

Company’s common stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock will forfeit their shares should their employment be terminated prior to the end of the vesting period.

The Company granted approximately 350,000 stock appreciation rights (SARs) to certain employees in the first quarter 2009 at a strike price of $15.01 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $7.83 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

The Company granted approximately 25,000 shares of restricted stock to its non-employee directors in the second quarter 2009 at a fair value of $18.27 per share. The fair value was determined by using the closing price of the Company’s common stock on the grant date and will be amortized over the vesting period of one year.

Total stock-based compensation expense for the above and previously existing awards and plans was $1.0 million in the second quarter 2009 and $1.2 million in the second quarter 2008. For the first half of the year, stock-based compensation totaled $1.6 million in 2009 and $2.5 million in 2008.

Note H —	Income Taxes

The tax benefit of $1.0 million in the second quarter 2009 was calculated by applying a rate of 57.1% against the loss before income taxes while the tax benefit in the first half of 2009 of $4.6 million was calculated by applying a rate of 34.1% against the loss before income taxes in that period. In 2008, a tax expense of $3.8 million was recorded in the second quarter based upon an effective rate of 34.7% of income before income taxes. In the first half of 2008, the tax expense of $6.8 million was calculated based upon an effective rate of 36.8% of the income before income taxes.

The impact of percentage depletion, foreign source income and deductions and other factors were major causes of the differences between the effective and statutory tax rates in all periods presented. The production deduction was also a major cause of the difference in 2008 and in the first quarter 2009. The effective rate in the first half of 2008 was also impacted by discrete events recorded in that period, including a deferred tax adjustment. Discrete events had an immaterial impact on the effective rate in the second quarter and first half of 2009. The percentage impact on the effective rate of tax adjustments that are relatively fixed in dollar terms will change due to significant differences in the income or loss before income taxes between periods.

The higher tax rate in the second quarter 2009 as compared to the first quarter 2009 increased the tax benefit and decreased the net loss in the second quarter 2009 by $0.5 million, or $0.02 per share.

Note I —	Fair Value of Financial Instruments

The Company measures and records the outstanding foreign currency derivative contracts at fair value in the accompanying consolidated financials statements in accordance with Statement No. 157, “Fair Value Measurements”. This statement establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Quoted market prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the consolidated balance sheet as of July 3, 2009:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)	July 3,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investment	$818	$818	$—	$—

Total	$818	$818	$—	$—

Financial Liabilities
Foreign currency forward contracts	$633	$—	$633	$—
Directors’ deferred compensation liability	818	818	—	—

Total	$1,451	$818	$633	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. These contracts are valued using a market approach which incorporates quoted market prices at the balance sheet date.

The carrying values of the other working capital items and debt on the Company’s balance sheet approximates their fair values.

Note J —	Derivative Instruments and Hedging Activity

The Company adopted Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” effective January 1, 2009. The disclosure requirements of this statement are contained in this note to the Company’s consolidated financial statements.

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

The notional value of the outstanding foreign currency forward contracts totaled $26.8 million as of July 3, 2009. All of these derivatives were designated as and are effective as cash flow hedges. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short-term or long-term depending upon their maturity dates. There is no ineffectiveness associated with the outstanding derivatives. Changes in the fair value of the outstanding derivative contracts are recorded in OCI and are charged or credited to income when the contracts mature and the underlying anticipated sales transactions occur.

The balance sheet classification and the related fair values of the outstanding foreign currency forward contracts as of July 3, 2009 were as follows (dollars in thousands):

Liabilities
Classification	Fair Value

Other Liabilities and Accrued Items	$633

A summary of the hedging relationships of the outstanding derivative financial instruments as of July 3, 2009 and June 27, 2008 and the amounts transferred into income for the second quarter and first half then ended is as follows:

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Dollars in Thousands)	2009	2008	2009	2008

Derivative in Cash Flow Hedging Relationship	Foreign Currency Contracts	Foreign Currency Contracts	Foreign Currency Contracts	Foreign Currency Contracts
Effective Portion of Hedge:
Gain (Loss) Recognized in OCI at the End of the Period
Forward contracts	$(633)	$(1,433)
Options (collars)	—	(637)

Total	$(633)	$(2,070)
Location of Gain (Loss) Reclassified from OCI into Income	Other-net	Other-net	Other-net	Other-net
Amount of Gain (Loss) Reclassified from OCI into Income
Forward contracts	$467	$(1,298)	$267	$(1,826)
Options (collars)	—	(182)	212	(182)

Total	$467	$(1,480)	$479	$(2,008)
Ineffective Portion of Hedge and Amounts Excluded from Effectiveness Testing:
Location of Gain (Loss) Recognized in Income on Derivative	Other-net	Other-net	Other-net	Other-net
Amount of Gain (Loss) Recognized in Income on Derivative	$—	$—	$—	$—

The Company had an interest rate swap that was initially designated as a cash flow hedge under Statement No. 133. However, the underlying hedged item was terminated early and the swap no longer qualified as a hedge under the statement’s provisions. An immaterial gain was recorded in other-net on the consolidated statement of income in the second quarter 2008 on this swap. A loss of $0.2 million was recorded on the swap in the first half of 2008. The swap was terminated in the fourth quarter 2008.

In 2007, the Company terminated early various commodity swaps that were designated as cash flow hedges. The gains on the early terminations were deferred into OCI until the original hedged items, the purchases of copper, were acquired and then relieved from inventory. During the first half of 2008, gains totaling $0.2 million were relieved from OCI and credited to cost of sales on the consolidated income statement. The deferred gains on the commodity swaps were fully amortized out of OCI as of the end of the second quarter 2008.

The Company expects to relieve $0.6 million from OCI and charge other-net on the consolidated income statement in the twelve month period beginning July 4, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated producer of high performance specialty engineered materials used in a variety of electrical, electronic, thermal and structural applications. Our products are sold into numerous markets, including telecommunications and computer, aerospace and defense, automotive electronics, industrial components, appliance, medical and data storage.

Sales were $174.1 million in the second quarter 2009 compared to $246.6 million in the second quarter 2008 as the impact of the global economic crisis and the related decline in consumer spending, which began to affect us in the fourth quarter 2008, continued to adversely affect the demand from many of our key markets. Sales in the second quarter 2009, however, were $38.7 million higher than sales of $135.4 million in the first quarter 2009. We believe that the rate of decline in our sales in the first quarter 2009 was greater than the fall-off in consumer spending due to the excess inventory positions throughout the supply chain and that a portion of the improvement in sales in the second quarter over the first quarter was due to the depletion of these excess inventories.

Sales were also lower in the second quarter and first half of 2009 than the respective periods of 2008 due to a lower average metal price pass-through.

Margins and profitability declined due to the lower sales volume in the second quarter and first half of 2009. An unfavorable product mix shift and manufacturing inefficiencies as a result of the lower production volumes also reduced profitability in the current year.

In response to the weaker economic conditions, we took various actions, including reducing headcount, freezing and then cutting wages, reducing work hours, eliminating the 401(k) savings plan match, cancelling or suspending lower priority programs, reducing discretionary spending and other cost-saving initiatives. These actions, net of the related severance costs that were primarily recorded in the first quarter 2009, helped mitigate the impact of the lower sales volume. The combination of the cost initiatives and improved sales resulted in a loss of $0.04 per share in the second quarter after a loss of $0.40 per share in the first quarter 2009 and income of $0.35 per share in the second quarter 2008.

Despite the net loss for the first half of 2009, debt declined $3.4 million while cash increased $2.5 million. Cash flow from operating activities was a solid $11.7 million in the first six months of 2009, with the second quarter 2009 being particularly strong. Capital spending, net of the reimbursement from the government for the construction of a new primary beryllium facility, continued to be managed to low levels and has been reduced to high-priority and maintenance capital levels.

The debt-to-debt-plus-equity ratio as of the end of the second quarter 2009 was the lowest level since the fourth quarter 2007, which was prior to the $86.5 million acquisition of Techni-Met, Inc.

Results of Operations

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Millions, except per share data)	2009	2008	2009	2008

Sales	$174.1	$246.6	$309.5	$472.9
Operating profit (loss)	(1.6)	11.6	(13.0)	19.6
Income (loss) before income taxes	(1.8)	11.0	(13.6)	18.6
Net income (loss)	(0.8)	7.2	(8.9)	11.8
Diluted earnings per share	$(0.04)	$0.35	$(0.44)	$0.57

Sales of $174.1 million in the second quarter 2009 declined $72.5 million, or 29%, from sales of $246.6 million in the second quarter 2008. For the first six months of the year, sales of $309.5 million in 2009 were 35% lower than sales of $472.9 million in 2008.

Domestic sales declined 27% in the second quarter 2009 and 32% in the first half of 2009 from the comparable periods in 2008. International sales were 34% lower in the second quarter 2009 and 39% lower in the first half of 2009 than the same periods in 2008. International sales were 33% of total sales in the first half of 2009 and 35% of sales in the first half of 2008.

Sales to all major international regions were lower in the second quarter 2009 and the first half of 2009 than in the same periods of the prior year. The impact of translating foreign currency denominated sales was an unfavorable $0.6 million in the second quarter 2009 as compared to the second quarter 2008 and an unfavorable $0.9 million in the first half of 2009 compared to the first half of 2008.

While sales were lower thus far in 2009 than the comparable periods of 2008, sales in the second quarter 2009 improved $38.7 million, or 29%, over sales in the first quarter 2009. Both domestic and international sales grew in the second quarter over the first quarter, with the majority of the international growth coming from Asia. The order entry rate also improved in the second quarter over the first quarter 2009.

Demand from the telecommunications and computer market, our largest market, and the automotive electronics, data storage and other markets that are directly related to consumer spending levels softened considerably due to the weak economic conditions generally beginning in the fourth quarter 2008. The demand for our products appears to have fallen at a greater rate than the slowdown in consumer spending due to the high inventory positions in the downstream supply chain. Our products are the raw materials for the final product and there typically are a number of fabricators, assemblers and distributors between the end-use consumer and us. We believe that when the global economic slowdown hit, these fabricators, assemblers and distributors were holding significantly higher levels of inventory than required to meet the then current demand. As a result, these inventory levels need to be worked down throughout the supply chain before our order entry level can rebound to prior levels. We believe that a portion of the growth in sales in the second quarter over the first quarter 2009 was due to inventories in the supply chain being depleted and needing to be replenished to meet the current consumer demand levels.

Demand from the defense market remained firm during the first half of 2009. The demand from the medical market, which had been strong, softened in the second quarter; we anticipate some improvement in this market over the balance of the year.

We use ruthenium, gold, silver, platinum, palladium and copper in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. The average prices between periods for some metals increased while others decreased during the second quarter. The net impact of the change in metal prices was an estimated $14.0 million reduction in sales in the second quarter 2009 from the second quarter 2008 and an estimated $29.1 million reduction in sales in the first half of 2009 from the first half of 2008.

We implemented various cost-saving initiatives beginning late in the fourth quarter 2008 and throughout the first half of 2009 in response to the weakening order entry rate at that time. By the end of the second quarter, total manpower was reduced by 14% from year-end 2008 levels and 17% from the end of the third quarter 2008. Compensation levels have been frozen and/or reduced. Overtime in the plants was eliminated and regular work hours were reduced in many cases. The Company match for the 401(k) savings plan was first reduced in half and then suspended altogether for the majority of employees. Discretionary spending has been reduced and various projects and initiatives have been cancelled or delayed. These cost-saving initiatives favorably impacted gross margins and selling, general and administrative expenses in the second quarter and first half of 2009. We paid approximately $1.0 million in severance benefits associated with the headcount reductions, primarily during the first quarter 2009.

Gross margin was $22.1 million, or 13% of sales, in the second quarter 2009 compared to $44.6 million, or 18% of sales, in the second quarter 2008. For the first six months of the year, gross margin was $36.7 million, or 12% of sales, in 2009 and $81.6 million, or 17% of sales, in 2008.

The $22.5 million reduction in the gross margin in the second quarter and the $44.9 million reduction in the gross margin for the first half of 2009 were largely due to the decline in sales from the comparable periods in 2008. Manufacturing inefficiencies, primarily due to the lower production volumes and the related impact on manning levels and utilization of equipment, also contributed to the margin decline in 2009. The change in product mix was unfavorable in both the second quarter and first half of 2009.

The cost-saving initiatives, including the manpower reductions, pay cuts and other programs, helped to offset a portion of the unfavorable impact these items had on gross margin.

The gross margin in the first half of 2009 was reduced by lower of cost or market charges on ruthenium-based inventories of $0.8 million and other net inventory valuation adjustments totaling $0.6 million recorded in the first quarter 2009. The gross margin in the second quarter 2008 was reduced by a lower of cost of market charge on ruthenium-based inventories of $6.0 million recorded in that period.

The reduction in gross margin as a percent of sales in both the second quarter and first six months of 2009 from the comparable periods in 2008 was partially due to certain manufacturing overhead costs, including depreciation, rent, insurance and other items, being relatively fixed in the short-term regardless of the sales level.

In the first quarter 2009, we determined that the domestic defined benefit pension plan was curtailed due to the significant reduction in force. As a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit during the first quarter 2009, $0.8 million of which was recorded against cost of sales and $0.3 million recorded against selling, general and administrative expenses on the Consolidated Statements of Income. The 2009 annual expense under the plan was also reduced by $1.0 million from what it would have been had the plan not been curtailed. See Critical Accounting Policies.

Selling, general and administrative (SG&A) expenses totaled $20.7 million in the second quarter 2009 and were $7.6 million lower than the total expense of $28.3 million in the second quarter 2008. SG&A expenses of $43.2 million in the first six months of 2009 were $11.8 million lower than expenses of $55.0 million in the first six months of 2008. SG&A expenses were 14% of sales in the first six months of 2009 and 12% of sales in the first six months of 2008. The increased percentage was due to sales being lower in the first six months of 2009 than the first six months of 2008.

The lower SG&A expenses in both the second quarter and first half of 2009 largely resulted from the cost-saving initiatives previously referenced. Discretionary spending items such as travel, dues and subscriptions and advertising were lower in the second quarter and first half of 2009 than the respective periods in 2008 while commissions were lower in 2009 as those expenses are a function of the sales volume.

Incentive compensation expense under cash-based plans was $1.4 million lower in the second quarter 2009 than the second quarter 2008 and $1.9 million lower in the first half of 2009 than the first half of 2008 due to the lower levels of profitability in the current year relative to the plan targets. Share-based compensation expense was an additional $0.2 million lower in the second quarter 2009 than the second quarter 2008 and $0.8 million lower in the first half of 2009 than the first half of 2008.

In addition to the lower expense from the curtailment of the defined benefit pension plan, the expense on the supplemental retirement plan for certain executives was $0.3 million lower in the first six months of 2009 than in the first six months of 2008.

International SG&A expenses, other than incentive compensation, declined $1.7 million in the second quarter 2009 from the second quarter 2008 and $2.8 million in the first half of 2009 from the first half of 2008. This decline includes approximately $0.3 million in the second quarter and $0.6 million in the first half of 2009 due to the translation benefits from the movement in exchange rates between periods.

Research and development (R&D) expenses were $1.5 million in the second quarter 2009 compared to $1.6 million in the second quarter 2008. R&D expenses were $3.2 million in the first half of 2009, a slight increase over the expense of $3.1 million in the first half of 2008. We continued to invest in process and product improvement efforts during the second quarter and first half of 2009 in order to enhance long-term growth opportunities.

Other-net expense for the second quarter and first half of 2009 and 2008 is summarized as follows:

	Income (expense)
	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Millions)	2009	2008	2009	2008

Exchange/translation gain	$0.3	$(1.5)	$0.6	$(1.4)
Amortization of intangible assets	(0.9)	(0.2)	(1.8)	(0.4)
Metal financing fees	(0.7)	(1.2)	(1.6)	(2.0)
Directors’ deferred compensation	—	—	(0.1)	0.6
Other items	(0.2)	(0.2)	(0.3)	(0.7)

Total	$(1.5)	$(3.1)	$(3.2)	$(3.9)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

The amortization of intangible assets was higher in the second quarter and first half of 2009 than the same periods of 2008 due to the finalization of the appraisal in the fourth quarter 2008 of the intangible assets acquired with Techni-Met, Inc. in February 2008.

The metal financing fee was lower in the second quarter 2009 than the second quarter 2008; in the first quarter 2009, the fee was slightly higher than the same quarter in the prior year. The fee is a function of the quantity of metal on hand and the average financing rate.

The income or expense on the directors’ deferred compensation plan was a function of the outstanding shares in the plan and the movement in the share price of our common stock. In the first quarter 2009, the Board of Directors amended the deferred compensation plan, eliminating the directors’ ability to transfer their deferral balance between stock and other investment options allowable under the plan. As a result of the amendment, effective with the beginning of the second quarter 2009, the shares being held are no longer marked-to-market against the income statement in accordance with accounting guidelines.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

The operating loss was $1.6 million in the second quarter 2009 and $13.0 million in the first six months of 2009. In 2008, operating profit was $11.6 million in the second quarter and $19.6 million in first six months of the year. The decline in profitability in both the second quarter and first half of 2009 was primarily due to the lower margin generated by the significantly reduced sales volume and other factors, offset in part by the various cost-saving initiatives and lower other-net expenses.

Interest expense-net of $0.3 million in the second quarter 2009 was approximately half of the expense from the second quarter 2008. The net interest expense was $0.6 million in the first half of 2009 compared to $1.0 million in the first half of 2008. The lower expense was primarily due to lower outstanding debt levels in 2009. Debt had increased in the first quarter 2008 due to the Techni-Met acquisition in that period, but the subsequent cash flow from operations has allowed the debt balance to be reduced. The effective borrowing rate was lower in the second quarter 2009 than the second quarter 2008 as well. These benefits were partially offset by a slight reduction in the amounts capitalized in association with capital projects.

The loss before income taxes was $1.8 million in the second quarter 2009 and $13.6 million in the first six months of 2009. In 2008, income before income taxes was $11.0 million in the second quarter and $18.6 million in the first six months of the year.

A tax benefit was calculated using an effective rate of 57% of the loss before income taxes in the second quarter 2009 and 34% of the loss before income taxes in the first half of 2009. In 2008, a tax expense was calculated using an effective rate of 35% of income before income taxes in the second quarter and 37% in the first six months of the year.

The effects of percentage depletion, foreign source income and other items were the major factors for the difference between the effective and statutory rates in both the second quarter and first six months of 2009 and 2008. The production deduction was also a major factor affecting the rate in the second quarter and first half of 2008. The impact of discrete events recorded in the first quarter 2008 served to increase the effective rate in that period while discrete events had a minor impact on the effective rate in the second quarter and first six months of 2009. The percentage impact of tax adjustments that have a relatively fixed dollar amount will also vary due to significant movements in the level of the income or loss before income taxes.

The net loss was $0.8 million (or $0.04 per share, diluted) in the second quarter 2009 compared to net income of $7.2 million (or $0.35 per share, diluted) in the second quarter 2008. For the first six months of the year, the net loss was $8.9 million (or $0.44 per share, diluted) in 2009 versus net income of $11.8 million (or $0.57 per share, diluted) in 2008.

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

The operating loss within All Other improved $1.6 million in the second quarter 2009 from the second quarter 2008. The improvement was due largely to the cost saving initiatives, including wage and benefit reductions, and lower incentive compensation expense. For the first half of the year, the operating loss within All Other was $1.0 million better in 2009 than in 2008 as portions of the cost reduction benefits were offset by a higher expense on the directors’ deferred compensation plan and other factors.

Advanced Material Technologies and Services

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Millions)	2009	2008	2009	2008

Sales	$112.3	$129.3	$192.3	$253.3
Operating profit	$8.4	$5.0	$9.1	$10.5

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

Sales from Advanced Material Technologies and Services declined 13% from $129.3 million in the second quarter 2008 to $112.3 million in the second quarter 2009 while sales in the first half of the year declined 24% from $253.3 million in 2008 to $192.3 million in 2009.

While sales were lower in the second quarter and first six months of 2009 than the respective periods of 2008, sales in the second quarter 2009 were 40% higher than sales in the first quarter 2009.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The net lower average prices of gold, silver, platinum, palladium and ruthenium accounted for an estimated $9.3 million of the $17.0 million decline in sales in the second quarter and $20.4 million of the $61.0 million decline in sales in the first half of 2009 compared to the first half of 2008.

Sales of vapor deposition targets and other materials manufactured at the Buffalo, New York facility were lower in the second quarter 2009 than in the second quarter 2008, while sales for the first half of 2009 were significantly lower than the first half of 2008. The decline in sales in the second quarter and first six months of 2009 was due to weak demand from the wireless, photonic, microelectronic packaging and other market segments due to the global economic conditions. With the softening of these markets, refining business levels in turn declined due to the lower quantities of materials available to be processed. However, market conditions improved in the second quarter 2009 and sales from the Buffalo facility grew in the second quarter 2009 over the first quarter 2009 and were largely responsible for the growth in total segment sales in the second quarter over the first quarter 2009.

Sales from Techni-Met, a wholly owned subsidiary acquired early in the first quarter 2008, declined 5% in the second quarter 2009 from the second quarter 2008, but for the first half of the year, sales were still 15% higher in 2009 than in 2008. The majority of Techni-Met’s products are used in medical applications and we believe that their shipment levels will improve over the balance of 2009.

Sales from Thin Film Technology, Inc. (TFT) continued to be strong in the second quarter 2009 and grew over 20% in the first half of 2009 from the first half of 2008. This growth was due to medical and defense applications and their sales backlog as of the end of the second quarter was quite solid.

Sales of inorganic chemicals were lower in both the second quarter and first half of 2009 than the comparable periods in 2008. Demand from the markets served by these products remained soft during the first half of 2009 and we anticipate it will remain soft during the second half of the year.

Sales of microelectronic packages from Zentrix were higher in the second quarter 2009 than in the second quarter 2008 and were essentially unchanged in the first six months of 2009 from the first six months of 2008.

Total sales for media applications in the data storage market, including sales of ruthenium-based targets from the Brewster, New York facility, in the second quarter and first half of 2009 were very weak as they were for the majority of 2008. We have made progress re-qualifying our materials with key customers; certain materials have been re-qualified while the process is continuing for others. Demand from the data storage market had been depressed in the first quarter 2009 due to the lower consumer spending levels and other factors; however, the market appeared to be gaining some strength late in the second quarter 2009.

Sales for magnetic head applications from the Brewster facility showed improvement in the second quarter 2009.

The gross margin on Advanced Material Technologies and Services’ sales was $18.3 million in the second quarter 2009, a $1.3 million increase over the $17.0 million of margin generated in the second quarter 2008. The gross margin was 16% of sales in the second quarter 2009 and 13% of sales in the second quarter 2008. For the first half of the year, gross margin was $30.0 million (16% of sales) in 2009 compared to $33.6 million (13% of sales) in 2008.

The gross margin improved in the second quarter 2009 despite the lower sales as a result of a $6.0 million lower of cost or market charge recorded in the second quarter 2008. Manufacturing overhead costs were also $0.3 million lower in the second quarter 2009 than in the second quarter 2008 largely due to the cost saving initiatives. The lower sales volume, an unfavorable change in the product mix and other factors combined to reduce margins by $5.0 million in the second quarter 2009 as compared to the second quarter 2008.

In addition to the aforementioned $6.0 million lower of cost or market charge, the gross margin comparison between the first half of 2009 and the first half of 2008 was affected by the margin lost due to the lower sales, a lower of cost or market charge of $0.8 million recorded in the first quarter 2009 and an inventory valuation charge of $0.6 million recorded in the first quarter 2009. In addition, manufacturing overhead costs were $0.3 million higher in the first half of 2009 than the first half of 2008 as the cost savings were more than offset by owning Techni-Met for a full six months in 2009 and other factors.

Total SG&A, R&D and other-net expenses were $9.9 million (9% of sales) in the second quarter 2009, a decline of $2.1 million from the expense total of $12.0 million (9% of sales) in the second quarter 2008. These expenses totaled $20.9 million (11% of sales) in the first half of 2009 and $23.1 million (9% of sales) in the first half of 2008.

The lower expense in the second quarter 2009 was partially due to the impact of the cost-saving initiatives implemented during the first and second quarters of 2009. Selling-related expenses and corporate allocations were also lower in the second quarter and first six months of 2009 than in the comparable periods of 2008. Metal financing fees were lower in the second quarter 2009 than the second quarter 2008 after being slightly higher in the first quarter 2009 than the first quarter 2008. These benefits were partially offset by the increased amortization expense on the intangible assets acquired with Techni-Met.

Operating profit from Advanced Material Technologies and Services was $8.4 million in the second quarter 2009, a $3.4 million improvement over the profit generated in the second quarter 2008. The improvement was due to a combination of the margin growth and the reduced SG&A, R&D and other-net expenses. For the first half of the year, operating profit was $9.1 million (5% of sales) in 2009 and $10.5 million (4% of sales) in 2008.

Specialty Engineered Alloys

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Millions)	2009	2008	2009	2008

Sales	$41.2	$83.0	$78.1	$154.3
Operating profit (loss)	$(9.3)	$4.8	$(20.2)	$5.5

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

Sales by Specialty Engineered Alloys of $41.2 million in the second quarter 2009 were less than half of the sales of $83.0 million in the second quarter 2008. Sales of $78.1 million in the first six months of 2009 were 49% lower than sales of $154.3 million in the first six months of 2008. Sales of strip and bulk products declined in the second quarter and first six months of 2009 from the levels in the comparable periods of 2008. Sales of hydroxide from the Utah operations totaled $5.9 million in the second quarter 2009 and $3.3 million in the second quarter 2008. There were no sales of beryllium hydroxide in either the first quarter 2009 or 2008.

Strip volumes shipped in the second quarter 2009 improved 13% over the first quarter 2009 levels but were still 45% lower than in the second quarter 2008. Volumes for the first six months of 2009 were 47% lower than the first six months of 2008.

The reduction in shipments in the quarter and first six months of 2009 compared to last year was across both the higher and lower beryllium-containing alloy product lines. Lower consumer spending and excess inventories in the supply chain resulted in weaker demand from the telecommunications and computer, automotive electronics and other markets for strip products. The improvement in strip sales in the second quarter over the first quarter 2009 was partially due to increased orders for handset applications, primarily in Asia.

Bulk product volumes shipped were down 55% in the second quarter and 45% in the first six months of 2009 from the year-ago periods. The decline in shipments was due to weak demand from the oil and gas and aerospace markets coupled with high downstream inventory positions within the supply chain. Bulk product sales into the oil and gas market were weak as a result of the soft demand for energy which is keeping the price of oil below the level that would spur exploration and production increases. Aerospace market sales were also soft due to ongoing deferrals of new aircraft deliveries and decreased repair and maintenance activities.

Lower metal prices accounted for an estimated $4.6 million of the $41.8 million difference in sales between the second quarter 2009 and the second quarter 2008 and $8.7 million of the $76.2 million difference in sales between the first six months of 2009 and the first six months of 2008.

The gross margin on Specialty Engineered Alloys’ sales was $0.2 million in the second quarter 2009 and a negative $1.1 million in the first six months of 2009. In 2008, the gross margin was $19.1 million (23% of sales) in the second quarter and $32.7 million (21% of sales) in the first six months of the year.

The lower margin in both the second quarter and first six months of 2009 versus the comparable periods in 2008 was largely due to the significantly lower sales volume.

Margins were also hurt by manufacturing inefficiencies and machine utilization rates as a result of lower production volumes. The change in product mix was unfavorable in 2009 as well. Headcount reductions, reduced work hours, wage cut-backs and other cost-saving measures offset a portion of the negative volume impact and inefficiencies.

Total SG&A, R&D and other-net expenses were $9.4 million (23% of sales) in the second quarter 2009 and $14.4 million (17% of sales) in the second quarter 2008. For the first half of the year, these expenses totaled $19.0 million (24% of sales) in 2009 and $27.3 million (18% of sales) in 2008 as expenses in 2009 have been reduced 30% from 2008 levels.

The expense reduction was due to a combination of the cost-saving initiatives, lower incentive accruals, reduced corporate charges and differences in exchange gains and losses between periods. The cost-saving initiatives have resulted in lower manpower, travel, advertising and other expenses. Outside commissions were also significantly lower due to the lower sales.

Specialty Engineered Alloys generated an operating loss of $9.3 million in the second quarter 2009 and $20.2 million in the first half of 2009. In 2008, this segment generated an operating profit of $4.8 million in the second quarter and $5.5 million in the first half of the year. The year-to-date operating loss in 2009 included severance costs of $0.5 million recorded in the first quarter.

The recent global economic downturn has significantly affected worldwide demand for Alloy strip products. Considering the impact of the downturn and the ongoing efforts of the customer base to replace our strip products with lower cost non-beryllium alloys, it is not certain if or when demand levels will return to the pre-downturn levels. As a result, we have taken significant cost reduction actions and will continue to examine alternatives to realign or restructure this business. In the long-term, we anticipate that sales of bulk products will grow as a result of improved market conditions and our continued product application development and diversification efforts.

Beryllium and Beryllium Composites

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Millions)	2009	2008	2009	2008

Sales	$13.1	$14.7	$26.1	$28.1
Operating profit	$1.0	$2.3	$2.9	$2.6

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. This segment also manufactures beryllia ceramics through our wholly owned subsidiary, Brush Ceramic Products Inc., in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and general industrial products.

Sales by Beryllium and Beryllium Composites were $13.1 million in the second quarter 2009, an 11% decrease from sales of $14.7 million in the second quarter 2008. Sales of $26.1 million in the first half of 2009 were 7% lower than sales of $28.1 million in the first half of 2008.

Sales from the Elmore facility, primarily for defense-related applications, grew in the second quarter and first half of 2009 over the comparable periods in 2008. The defense sector has performed well in 2009, except for the unexpected delay and then cancellation of the deployment of the U.S. missile defense program in Eastern Europe.

The growth in defense-related sales, however, was more than offset by the decline in sales in the other portions of this segment’s business. Demand for beryllium products for commercial applications was soft, while the demand for x-ray window materials from the Fremont facility weakened considerably in the second quarter 2009 after a soft first quarter of the year. Sales of beryllia ceramics declined approximately 50% in the second quarter 2009 and 38% in the first half of 2009 primarily due to an excess inventory position at our largest customer for those materials. We do not anticipate sales of beryllia ceramics to improve from the second quarter level until late in the third quarter 2009.

The gross margin on Beryllium and Beryllium Composites’ sales was $3.4 million, or 26% of sales, in the second quarter 2009 compared to a gross margin of $5.1 million, or 35% of sales, in the second quarter 2008. The gross margin was $8.1 million, or 31% of sales, in the first six months of 2009 and $8.4 million, or 30% of sales, in the first six months of 2008.

The majority of the difference in gross margins between the second quarter and first six months of 2009 with the respective periods in the prior year was due to differences in the sales volume. The change in the product mix was unfavorable in the second quarter but favorable for the first six months of the year. Manufacturing improvements at the Elmore facility, including higher yields, greater efficiencies and scrap utilization, primarily in the first quarter 2009, provided a benefit to gross margin in the first six months of 2009 and helped to offset the manufacturing inefficiencies due to the lower production volumes at the other facilities.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites totaled $2.4 million, or 18% of sales, in the second quarter 2009 and $2.8 million, or 19% of sales, in the second quarter 2008. These expenses totaled $5.2 million, or 20% of sales, in the first six months of 2009 and $5.8 million, or 21% of sales, in the first six months of 2008. While this segment’s sales and margins have not been as affected by the global economic crisis as the other segments, various measures were implemented to maintain and/or reduce expense levels in light of the consolidated operating loss.

Operating profit for Beryllium and Beryllium Composites was $1.0 million in the second quarter 2009 compared to $2.3 million in the second quarter 2008. For the first half of the year, operating profit improved from $2.6 million in 2008 to $2.9 million in 2009. Operating profit was 11% of sales in the first half of 2009 and 9% of sales in the first half of 2008.

Engineered Material Systems

	Second Quarter Ended		First Half Ended
	July 3,	June 27,	July 3,	June 27,
(Millions)	2009	2008	2009	2008

Sales	$7.5	$19.6	$12.9	$37.3
Operating profit (loss)	$(0.8)	$2.0	$(3.5)	$3.4

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

Sales from Engineered Material Systems of $7.5 million in the second quarter 2009 were 62% lower than sales of $19.6 million in the second quarter 2008, while sales for the first half of 2009 of $12.9 million were 65% lower than sales of $37.3 million in the first half of 2008.

The decline in sales in the second quarter and first half of 2009 was across all of this segment’s key markets and in each of its major product families. The lower consumer spending for electronics, automobiles and other items coupled with an excess inventory position downstream in the supply chain resulted in lower demand for products from Engineered Material Systems.

While sales are behind last year’s pace, sales in the second quarter 2009 did improve 39% over sales in the first quarter 2009. Sales of disk drive arm materials, which were immaterial in the first quarter 2009 after being one of the segment’s largest applications in 2008, were largely responsible for the growth in the second quarter over the first quarter 2009.

The order entry rate also improved during the early portions of the second quarter. However, after a spike in demand, partially due to portions of the supply chain rebuilding inventory levels, order rates softened late in the second quarter and early third quarter as customers remain cautious about their level of business.

The gross margin on Engineered Material Systems’ sales was $0.5 million, or 7% of sales, in the second quarter 2009 and a negative $0.6 million in the first half of 2009. In 2008, the gross margin was $4.0 million, or 21% of sales, in the second quarter and $7.4 million, or 20% of sales, in the first six months of the year.

The decline in margins in both the second quarter and first half of 2009 was due to the lower sales volume. Actions were taken to lower costs, including manpower reductions, shortened work hours, cancellation of programs and services, vendor push-backs and other items. However, the impact of these items was not enough to offset the lost margins due to the steep drop in volumes. The change in product mix was unfavorable in the first six months of 2009 as compared to the first six months of 2008 as well.

Total SG&A, R&D and other-net expenses of $1.4 million in the second quarter 2009 were $0.7 million lower than the second quarter 2008 while the expense total of $2.8 million in the first half of 2009 was $1.2 million lower than the first half of 2008 as expenses were reduced in light of the lower sales volumes. Lower incentive compensation accounted for $0.3 million of the reduced expense in the second quarter 2009 and $0.5 million of the reduced expense in the first half of 2009. Manpower costs, travel, dues, advertising and other costs were also reduced in the second quarter and first half of 2009.

The operating loss from Engineered Material Systems was $0.8 million in the second quarter 2009 and $3.5 million in the first half of 2009. In 2008, Engineered Material Systems generated an operating profit of $2.0 million in the second quarter and $3.4 million in the first half of the year. The operating loss in the first half of 2009 includes $0.3 million of one-time severance costs recorded in the first quarter 2009. The operating results improved each month during the second quarter 2009 due to higher sales and the realization of the cost savings from the actions taken to date.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended
	July 3,		Apr. 3,
	2009		2009

Total cases pending	8		9
Total plaintiffs	29		37
Number of claims (plaintiffs) filed during period ended	0	(0)	0	(2)
Number of claims (plaintiffs) settled during period ended	0	(0)	0	(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0		$0
Number of claims (plaintiffs) otherwise dismissed	1	(8)	0	(1)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of July 3, 2009, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

(Millions)	July 3,	December 31,
Asset (liability)	2009	2008

Reserve for litigation	$(1.9)	$(2.0)
Insurance recoverable	1.6	1.7

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

Financial Position

Net cash from operating activities was $11.7 million in the first half of 2009 as the effects of depreciation and a net reduction in working capital items more than offset the net loss. Net cash from operations in the second quarter 2009 alone was $25.8 million, a significant improvement over the first quarter of 2009 when cash used in operations totaled $14.1 million.

Cash balances stood at $21.0 million as of the end of the second quarter 2009, an increase of $2.5 million from year-end 2008 as the cash flow from operations was more than sufficient to fund capital expenditures and a reduction of debt.

Accounts receivable totaled $74.1 million as of the end of the second quarter 2009, a decrease of $13.8 million, or 16%, from December 31, 2008. The decline in receivables is due to sales in the second quarter 2009 being lower than sales in the fourth quarter 2008 and a reduction in the average collection period.

We continued to aggressively monitor and manage our credit exposures in light of the current economic climate. The bad debt expense for the first half of 2009 was immaterial. While there were no significant accounts written off during the first half of 2009, the depth and breadth of the current economic crisis has resulted in the rapid deterioration in the financial condition of numerous companies.

Other receivables totaling $4.6 million as of the end of the second quarter primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. Outstanding receivables as of December 31, 2008 from the government under this contract totaled $2.0 million. The $3.4 million balance as of December 31, 2008 also included $1.4 million due from escrow as a result of the finalization of the purchase price for the Techni-Met acquisition that was collected in full during the first quarter 2009.

Inventories of $132.9 million as of July 3, 2009 were $23.8 million, or 15%, lower than the balance as of December 31, 2008. Due to the continued inventory reductions and the improved sales in the second quarter as compared to the first quarter, the inventory turnover ratio, a measure of how quickly inventory is sold on average, was essentially unchanged as of the end of the second quarter from the year-end 2008 level.

The majority of the decline in inventory levels was in Specialty Engineered Alloys. In addition to a 17% reduction in pounds during the first half of 2009 due to the lower level of business, the value declined from a shift in the inventory make-up as the quantity of the higher valued finished goods inventory decreased by more than the lower valued feedstocks and work-in-process.

Inventories at Engineered Material Systems declined approximately 19% in response to the lower level of business. Inventories at Advanced Material Technologies and Services were slightly lower at the end of the second quarter 2009 than year-end 2008. Inventories within Beryllium and Beryllium Composites increased due to their business levels and other factors.

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

Prepaid expenses totaled $26.4 million as of the end of the second quarter 2009, an increase of $2.7 million from year-end 2008. The change in the balance was partially due to recording an income tax benefit as a result of the operating loss in the first half of 2009. The balances for other miscellaneous prepaids, including insurance and manufacturing supplies, changed due to the timing of payments.

Other assets were $32.2 million at the end of the second quarter 2009 and $34.4 million at the end of 2008. This $2.2 million reduction was largely due to the amortization of intangible assets, including deferred financing costs.

Capital expenditures for property, plant and equipment and mine development totaled $16.4 million in the first half of 2009.

Capital spending in the first half of 2009 included $11.1 million for the design and development of the new facility for the production of primary beryllium under a Title III contract with the U.S. Department of Defense (DoD). The total cost of the project is estimated to be approximately $90.4 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.3 million to the project. The DoD will reimburse us for the balance of the project cost. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. We anticipate the facility will be completed in the fourth quarter 2010.

The remaining $5.3 million of spending in the first half of 2009 was on small, isolated projects across the organization. Spending by Advanced Material Technologies and Services was $2.1 million and included spending on a micro-slitter and clean room at Techni-Met. Spending by Specialty Engineered Alloys was $1.0 million. The balance of the spending was divided among the other two reportable segments and the corporate office, which included spending on computer software implementations.

The spending rate, exclusive of the amounts reimbursed by the government, was lower than the first half of 2008 and the total depreciation and amortization level for the first half of 2009 as we reduced the spending rate due to the operating losses being generated. Capital expenditures are generally limited to high priority and/or maintenance capital levels only.

Other liabilities and accrued items were $30.7 million at the end of the second quarter 2009 and $45.1 million at the end of 2008. The majority of this decline was due to the payment of the 2008 incentive compensation during the first quarter 2009. The liability for the fair value of outstanding derivative contracts also declined during the first half of 2009 due to changes in the market exchange rates relative to the contract rates. Other accruals, including accruals for utilities and fringe benefits, declined by more minor amounts as well.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $2.1 million as of July 3, 2009 versus $0.1 million as of December 31, 2008. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $29.7 million as of the end of the second quarter 2009 compared to $19.4 million as of year-end 2008. This increase was primarily due to payments received from the government under the contract for the design of the new beryllium production facility in 2009. These payments are classified as a long-term unearned income liability. The liability will be relieved to income over the life of the facility once it is built and placed into service.

The retirement and post-employment benefit balance totaled $81.4 million at the end of the second quarter 2009, a decline of $15.8 million from the balance at December 31, 2008. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The main cause for the decline was contributions totaling $14.0 million to the domestic pension plan during the first half of 2009; we anticipate making additional contributions totaling an estimated $3.8 million in the second half of the year. The pension liability was also affected by the curtailment and the associated remeasurement, other comprehensive income adjustments and the quarterly expense. The movement in the liability due to the expense on the retiree medical plan and the other retirement plans was generally offset by the cash paid.

Debt totaled $38.4 million at the end of the second quarter 2009, a decrease of $3.4 million from the total debt of $41.8 million at the end of 2008. Debt had increased $10.9 million in the first quarter 2009 as a result of the $12.1 million pension plan contribution and the net loss offset in part by changes in working capital and other factors in that period. Debt then declined $14.3 million in the second quarter 2009 as a result of the strong cash flow from operating activities and limited capital expenditures during the quarter.

Short-term debt, which included foreign currency denominated loans and a gold-denominated loan, was $26.9 million as of the end of the second quarter 2009. The current portion of long-term debt was $0.6 million, while long-term debt was $10.9 million. We were in compliance with all of our debt covenants as of the end of the second quarter 2009.

Shareholders’ equity of $341.3 million at the end of the second quarter 2009 was $5.8 million lower than the balance of $347.1 million as of year-end 2008. The decline was primarily due to the comprehensive loss of $7.6 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock compensation expense, the exercise of options and other factors.

Prior Year Financial Position

Net cash from operating activities was $6.2 million in the first half of 2008 as net income and the benefits of depreciation and amortization more than offset the net increase in working capital, including increases in trade receivables and inventory. Receivables grew $22.7 million due to higher sales in the second quarter 2008 than the fourth quarter 2007, a slower collection period and the acquisition of Techni-Met. The other receivable of $11.3 million as of December 31, 2007 representing the amount due under a legal settlement with our former insurers was collected in full in the first quarter 2008. Inventories increased $15.9 million, or 10%, in the first half of 2008 due to a slower inventory turnover, increased mining activity in Utah and the Techni-Met acquisition and in support of the higher level of anticipated business within the Advanced Material Technologies and Services segment. Other liabilities and accrued items declined $11.3 million in the first half of 2008 largely as a result of the payment of the 2007 incentive compensation to employees. Capital expenditures were $14.8 million in the first half of 2008, which was below the level of depreciation and amortization.

We used a combination of cash and additional borrowings to fund the $86.5 million acquisition of Techni-Met. In addition, immediately after the acquisition, we sold its precious metal inventory for its fair value of $22.9 million and consigned it back under existing lines. Outstanding debt totaled $87.1 million at the end of the first half of 2008, an increase of $51.6 million from year-end 2007. The cash balance stood at $15.2 million, a decline of $16.6 million from December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metal inventories on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $85.5 million at the end of the second quarter 2009, a decrease of $18.7 million from year-end 2008 as the quantities on hand decreased in response to the lower business levels.

The quantity impact on the balance outstanding was offset in part by the metal price impact as prices increased in the first half of 2009 over the year-end 2008 prices.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of July 3, 2009 from the year-end 2008 totals as disclosed on page 40 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects. The total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, was 10% as of the end of the second quarter 2009 compared to 13% as of the end of the first quarter 2009. The ratio was also lower than any quarter-end since the fourth quarter 2007, which was prior to the acquisition of Techni-Met.

Despite the net loss in the first half of 2009, debt declined by $3.4 million while cash increased $2.5 million. The total debt balance of $38.4 million was the lowest quarterly balance since year-end 2007 while the cash balance of $21.0 million was the highest since year-end 2007 as well. There are no mandatory long-term debt repayments to be made in the second half of 2009.

We had approximately $116.9 million of available borrowing capacity under the existing lines of credit as of July 3, 2009. A covenant in the revolving credit agreement limits the available borrowing capacity under that agreement based upon the latest twelve months of earnings, interest, taxes, depreciation, amortization and other factors. Depending upon the final operating results for the third quarter 2009, the available borrowing capacity under the revolving credit agreement as of the end of the third quarter 2009 may be significantly lower than it was as of the end of the second quarter 2009 as a result of this covenant, but we anticipate that the available capacity should still be in excess of the levels needed to fund current operations.

The available and unused capacity under the metal financing lines totaled approximately $79.8 million as of July 3, 2009.

Critical Accounting Policies

Pensions.  In accordance with accounting guidelines, we determined that we had a curtailment of the domestic defined benefit pension plan in the first quarter 2009 due to a significant reduction in employment. As a result, the pension plan liability was remeasured as of February 28, 2009 (the curtailment date) using revised participant data, updated asset values and other factors. The various assumptions used to value the plan, including the discount rate and the expected rate of return on plan assets, were reviewed to determine if any revisions were warranted. Based upon our review, the discount rate used to measure the plan liability as of February 28, 2009 and the expense for the year from that date forward, was increased to 6.80% from 6.15% as of December 31, 2008. The rate increase was due to changes in the market conditions as we used the same process used to develop the discount rate assumption as of February 28, 2009 as we did at year-end 2008. We determined that revisions to the expected rate of return on plan assets and other key assumptions were not warranted as of February 28, 2009.

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

For additional information regarding critical accounting policies, please refer to pages 42 to 45 of our Annual Report on Form 10-K for the year ended December 31, 2008. Except as set forth above, there have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

Market Risk Disclosures

For information regarding market risks, please refer to pages 45 to 47 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Outlook

We believe that the majority of the fall-off in our sales in 2009 from the 2008 levels was due to the global economic crisis and not due to a loss of applications; we believe a portion of the improvement in sales in the second quarter 2009 over the first quarter 2009 resulted from a reduction in the inventory overhang in the supply chain that was built-up prior to the beginning of the crisis. We also believe that as the general economy starts to recover, our sales, particularly into those markets directly driven by changes in consumer spending, will generally improve as well. The sales order entry rate improved during the second quarter 2009 over the first quarter 2009 level. While this is encouraging, given the breadth and depth of the economic crisis, it is too difficult to know whether these improvements are significant enough to signal that the crisis has indeed bottomed out.

Our sales into the defense and medical markets had remained firm during the early portions of the economic crisis. However, although medical sales softened during the second quarter 2009, we believe they will improve in the second half of 2009 over the second quarter level. Late in the second quarter 2009, we started to see delays and push outs of defense orders in portions of our business for the second half of 2009. On the positive side, there were not significant order cancellations and the 2010 outlook for defense orders remains solid.

In addition, we continued our new application development work, recognizing that, even in down markets, there are opportunities to expand our market share or develop new platforms to better position ourselves for when the economy improves.

We remain committed to the cost-saving initiatives that were implemented in the first half of 2009 as they had a significant favorable impact on our operating results. Resources will only be added back in a controlled manner and when justified by growth in volumes and/or profitability.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy, including the uncertainties related to the impact of the current global economic crisis;

•	The condition of the markets in which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the third quarter and the year 2009;

•	The successful implementation of cost reduction initiatives;

•	Our success in developing and introducing new products and new product ramp-up rates, especially for media applications in the data storage market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates and/or fees;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance and the impact of the Company’s stock price on the cost of incentive plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2008.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

In the second quarter 2009, the Company implemented SAP (an information technology system for accounting, sales and manufacturing) at one of its domestic facilities. SAP was implemented in part to improve internal control over financial reporting at this facility. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. SAP had previously been implemented at a significant number of the Company’s other facilities. The Company continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Except as set forth above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of July 3, 2009, our subsidiary, Brush Wellman Inc., was a defendant in eight proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the second quarter of 2009, the number of beryllium cases decreased from nine (involving 37 plaintiffs) as of April 3, 2009 to eight cases (involving 29 plaintiffs) as of July 3, 2009. In one case, in which the trial court granted summary judgment in favor of the Company on October 30, 2007, and which was affirmed on appeal on January 13, 2009, the time for filing a writ of certiorari with the U.S. Supreme Court has passed, and the case is finally resolved and dismissed. No cases were filed or settled during the quarter.

The eight pending beryllium cases as of July 3, 2009 fall into two categories: Six cases involving third-party individual plaintiffs, with 16 individuals (and one spouse who has filed a claim as part of his spouse’s case and two children who have filed claims as part of their parent’s case) and two purported class actions, involving ten named plaintiffs, as discussed more fully below. Claims brought by third-party plaintiffs (typically employees of our customers or contractors) are generally covered by varying levels of insurance.

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

The second purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On November 14, 2007, two of the defendants filed a joint motion for an order permitting discovery to make the threshold determination of whether plaintiff is sensitized to beryllium. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. Oral argument on this motion took place on June 13, 2008. On September 30, 2008, the court granted the motion for summary judgment in favor of all of the defendants and dismissed plaintiff’s class action complaint. On October 29, 2008, plaintiff filed a notice of appeal. The Court of Appeals has granted a motion to stay the appeal due to the bankruptcy of one of the appellees, Millennium Petrochemicals. On April 3, 2009, Small Tube Manufacturing filed a motion for relief in bankruptcy court from the automatic stay, asking that the bankruptcy court modify the stay to allow Small Tube Manufacturing’s indemnification claim against Millennium Petrochemicals and the Anthony case to proceed to final judgment, including all appeals. On May 14, 2009, the bankruptcy court approved a stipulation and order modifying the automatic stay to permit Millennium Petrochemicals and Small Tube Manufacturing to participate in the appeal. On May 27, 2009, Small Tube Manufacturing filed an unopposed motion with the Court of Appeals to lift the stay, which the court granted on June 22, 2009.

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

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the NY Action), WAM had asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third-party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action temporarily was stayed pending resolution of the ownership issue in the CA Action (defined below), as discussed more fully below. On January 26, 2009, the Court in the CA Action ordered that the case and remaining issues be transferred to the Court in the NY Action. As a result, the stay in the NY Action has been lifted, and the Court in the NY Action has consolidated the CA Action with the NY Action. With the parties having resumed pre-trial proceedings, Target had moved the Court to further amend its counts for infringement to include only certain claims of six of the patents claimed to be owned by Target. If granted, Target’s counts for infringement of other claims in those patents and six other patents claimed to be owned by Target would be removed from the NY Action. WAM had opposed the motion to the extent Target seeks dismissal without prejudice of the counts for infringement of the other claims and other patents. Following a Court hearing on Target’s motion to amend its pleadings and upon agreement of the parties, Target further amended its counts for infringement to include a total of nine U.S. patents and withdrawing four other patents. In response to Target’s amendment of its pleadings, WAM moved for (a) dismissal of Target’s counts for lack of jurisdiction on the basis that Target did not own the patents, (b) terminating sanctions on the basis of litigation misconduct by Target, and (c) a stay of discovery pending a decision by the Court on the first two WAM motions, all of which motions are pending. WAM continues to dispute Target’s claims of ownership of all of the patents and denies both validity and infringement of the patent claims. A trial currently is expected to be held in 2010.

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

During the three months ended July 3, 2009, we purchased common shares for directors who elected to defer their annual director fees and are held in a rabbi trust established under our 2006 Non-employee Directors’ Equity Plan as follows:

Total Number of
			Shares	Maximum
			Purchased as	Number of
			Part of Publicly	Shares that May
			Announced	Yet Be Purchased
	Total Number of	Average Price	Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

April 1 through 30, 2009	2,080	$15.26	—	—

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders for 2009 was held on May 6, 2009.

(b) The first matter was the election of Directors. Four directors were elected to serve for a term of three years by the following vote:

				Shares
	Shares Voted	Shares Voted	Shares Voted	“Non-
	“For”	“Against”	“Abstaining”	Voted”

Richard J. Hipple	16,789,758	368,571	25,350	—
William B. Lawrence	16,744,144	410,301	29,235	—
William M. Madar	16,584,313	568,262	31,104	—
Craig S. Shular	16,968,336	184,739	30,604	—

The following directors continued their term of office after the meeting: Albert C. Bersticker, Joseph P. Keithley, Vinod M. Khilnani, William B. Lawrence, William Pryor, N. Mohan Reddy, William R. Robertson and John Sherwin, Jr.

(c) The second matter was a vote to approve the amendment to the Company’s Code of Regulations to allow the Board of Directors to amend the Code of Regulations to the extent permitted by Ohio law. The tabulation of votes for the approval of the amendment, is as follows:

For	15,400,551
Against	1,650,404
Abstain	132,724
Broker Non-votes	0

(d) The third matter was a vote to ratify the appointment of Ernst & Young LLP as Brush Engineered Materials’ auditors for the fiscal year ending December 31, 2009. The tabulation of votes for the appointment, which was ratified, is as follows:

For	16,723,707
Against	421,197
Abstain	38,776
Broker Non-votes	0

Item 5.	Other Information

On August 5, 2009, the Compensation Committee of the Board of Directors approved the Second Amendment to the Brush Engineered Materials Inc. Amended and Restated Executive Deferred Compensation Plan II (“EDCP II”). This amendment reflects changes with the trusteeship of the related grantor trust and provides additional administrative provisions and protections in the event of a change of control of the Company.

Item 6.	Exhibits

3	Amended and Restated Code of Regulations
10.1	Form of Trust Agreement between the Company and Fidelity Management Trust Company
10.2	Second Amendment to the Amended and Restated Executive Deferred Compensation Plan II
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: August 11, 2009

EXHIBIT INDEX

3	Amended and Restated Code of Regulations
10.1	Form of Trust Agreement between the Company and Fidelity Management Trust Company
10.2	Second Amendment to the Amended and Restated Executive Deferred Compensation Plan II.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002