Form 10-Q
period 2009-10-02
BRUSH ENGINEERED MATERIALS INC
filed 2009-11-05
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-15885

BRUSH ENGINEERED MATERIALS INC.
(Exact name of Registrant as specified in charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1919973 (I.R.S. Employer Identification No.)
6070 Parkland Blvd., Mayfield Hts., Ohio (Address of principal executive offices)	44124 (Zip Code)

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

As of October 27, 2009 there were 20,229,641 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended October 2, 2009 are as follows:

Consolidated Statements of Income — Third quarter and nine months ended October 2, 2009 and September 26, 2008	2
Consolidated Balance Sheets — October 2, 2009 and December 31, 2008	3
Consolidated Statements of Cash Flows — Nine months ended October 2, 2009 and September 26, 2008	4
EX-11
EX-31.1
EX-31.2
EX-32

Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Dollars in thousands except share and	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
per share amounts)	2009	2008	2009	2008

Net sales	$190,538	$240,494	$500,032	$713,425
Cost of sales	165,347	195,321	438,104	586,655

Gross margin	25,191	45,173	61,928	126,770
Selling, general and administrative expense	21,468	26,069	64,707	81,093
Research and development expense	1,720	1,748	4,940	4,889
Other-net	2,554	4,335	5,784	8,185

Operating (loss) profit	(551)	13,021	(13,503)	32,603
Interest expense — net	221	539	819	1,524

Income (loss) before income taxes	(772)	12,482	(14,322)	31,079
Income tax (benefit) expense	(898)	2,573	(5,518)	9,417

Net income (loss)	$126	$9,909	$(8,804)	$21,662

Per share of common stock: basic	$0.01	$0.49	$(0.44)	$1.06
Weighted average number of common shares outstanding	20,215,000	20,374,000	20,178,000	20,387,000
Per share of common stock: diluted	$0.01	$0.48	$(0.44)	$1.05
Weighted average number of common shares outstanding	20,421,000	20,612,000	20,178,000	20,616,000

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Oct. 2,	Dec. 31,
(Dollars in thousands)	2009	2008

Assets
Current assets
Cash and cash equivalents	$26,909	$18,546
Accounts receivable	78,308	87,878
Other receivables	10,091	3,378
Inventories	129,454	156,718
Prepaid expenses	25,874	23,660
Deferred income taxes	9,666	4,199

Total current assets	280,302	294,379
Other assets	30,082	34,444
Related-party notes receivable	98	98
Long-term deferred income taxes	9,945	9,944
Property, plant and equipment	647,253	635,266
Less allowances for depreciation, depletion and amortization	438,083	428,012

	209,170	207,254
Goodwill	35,778	35,778

Total Assets	$565,375	$581,897

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$35,895	$30,622
Current portion of long-term debt	—	600
Accounts payable	20,846	28,014
Other liabilities and accrued items	35,542	45,131
Unearned revenue	135	113

Total current liabilities	92,418	104,480
Other long-term liabilities	33,734	19,356
Retirement and post-employment benefits	80,515	97,168
Long-term income taxes	3,029	3,028
Deferred income taxes	727	163
Long-term debt	10,905	10,605
Shareholders’ equity	344,047	347,097

Total Liabilities and Shareholders’ Equity	$565,375	$581,897

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Oct. 2,	Sept. 26,
(Dollars in thousands)	2009	2008

Net (loss) income	$(8,804)	$21,662
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation, depletion and amortization	21,635	21,903
Amortization of mine costs	2,620	3,600
Amortization of deferred financing costs in interest expense	313	272
Derivative financial instrument ineffectiveness	—	171
Stock-based compensation expense	2,555	3,410
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	9,115	(6,434)
Decrease (increase) in other receivables	1,072	11,263
Decrease (increase) in inventory	27,410	(7,055)
Decrease (increase) in prepaid and other current assets	2,048	(2,425)
Decrease (increase) in deferred income taxes	(4,798)	25
Increase (decrease) in accounts payable and accrued expenses	(16,462)	(12,133)
Increase (decrease) in unearned revenue	19	(1,497)
Increase (decrease) in interest and taxes payable	(637)	423
Increase (decrease) in long-term liabilities	(17,577)	405
Other - net	2,528	1,666

Net cash provided from operating activities	21,037	35,256
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(26,694)	(22,611)
Payments for mine development	(460)	(391)
Reimbursements for capital equipment under government contracts	15,440	6,052
Payments for purchase of business net of cash received	—	(87,462)
Proceeds from sale of acquired inventory to consignment line	—	24,325
Other investments - net	1,321	66

Net cash used in investing activities	(10,393)	(80,021)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(2,337)	7,116
Proceeds from issuance of long-term debt	7,700	45,900
Repayment of long-term debt	(8,000)	(30,600)
Issuance of common stock under stock option plans	444	243
Tax benefit from exercise of stock options	47	45
Repurchase of common stock	—	(2,086)

Net cash (used in) provided from financing activities	(2,146)	20,618
Effects of exchange rate changes	(135)	(440)

Net change in cash and cash equivalents	8,363	(24,587)
Cash and cash equivalents at beginning of period	18,546	31,730

Cash and cash equivalents at end of period	$26,909	$7,143

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 2, 2009 and December 31, 2008 and the results of operations for the third quarter and nine months ended October 2, 2009 and September 26, 2008. Sales and income before income taxes were reduced in the first quarter 2008 by $2.6 million to correct a billing error that occurred in 2007 that was not material to the 2007 results. All other adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2009 consolidated financial statement presentation.

Management has evaluated subsequent events that occurred through November 5, 2009, the date the financial statements were issued. During this period, there were no recognized subsequent events requiring recognition in the financial statements and no non-recognized subsequent events requiring disclosure, except for the acquisition described in Note K.

Note B —	Inventories

	Oct. 2,	Dec. 31,
(Dollars in thousands)	2009	2008

Principally average cost:
Raw materials and supplies	$40,085	$41,468
Work in process	114,305	139,552
Finished goods	42,389	50,579

Gross inventories	196,779	231,599
Excess of average cost over LIFO inventory value	67,325	74,881

Net inventories	$129,454	$156,718

Note C —	Pensions and Other Post-retirement Benefits

As a result of a significant reduction in force, management determined that there was a curtailment of the domestic defined benefit pension plan in the first quarter 2009. The plan assets and liabilities were remeasured as of the curtailment date of February 28, 2009. As part of the remeasurement, management reviewed the key assumptions and determined that the discount rate should be increased to 6.80% from the 6.15% rate assumed at December 31, 2008. The revised rate was determined using the same methodology as was employed at year-end 2008. All other key assumptions, including the expected rate of return on assets, remained unchanged from December 31, 2008.

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

The Company made contributions totaling $16.2 million to the defined benefit pension plan in the first nine months of 2009 as expected.

The following is a summary of the third quarter and first nine months 2009 and 2008 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$1,067	$1,270	$72	$76
Interest cost	2,164	1,976	482	532
Expected return on plan assets	(2,445)	(2,180)	—	—
Amortization of prior service cost	(135)	(161)	(9)	(9)
Amortization of net loss	375	294	—	—

Net periodic benefit cost	$1,026	$1,199	$545	$599

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26	Oct. 2,	Sept. 26
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$3,249	$3,811	$217	$228
Interest cost	6,321	5,928	1,446	1,595
Expected return on plan assets	(7,061)	(6,541)	—	—
Amortization of prior service cost	(414)	(483)	(27)	(27)
Amortization of net loss	1,184	883	—	—
Curtailment gain	(1,069)	—	—	—

Net periodic benefit cost	$2,210	$3,598	$1,636	$1,796

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $0.6 million as of October 2, 2009 and $2.0 million as of December 31, 2008. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. Two cases were dismissed without settlement payments during the first nine months of 2009. Late in the third quarter 2009, a settlement agreement was reached on three other cases resulting in a fully insured payment to be made in the fourth quarter 2009. These cases, however, had not yet been technically dismissed by the court by the end of the third quarter.

All of the outstanding CBD cases as of October 2, 2009 are third-party claims where the alleged exposure occurred prior to December 31, 2007 and therefore, the indemnity, if any, and the defense costs are covered by insurance subject to an annual deductible of $1.0 million. Incurred costs for the year exceeded the deductible during the third quarter 2009.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, and a small number of WAM’s customers are defendants in a patent infringement legal case. WAM has provided an indemnity agreement to certain of those customers under which WAM will pay any damages awarded by the court. WAM has not made any payments for damages on behalf of any customer nor have they recorded a reserve for losses under these agreements as of October 2, 2009. WAM believes it has strong defenses applicable to both WAM and its customers and is contesting this action. While WAM does not believe that a loss is probable, should their defenses not prevail, the damages to be paid may potentially be material to the Company’s results of operations in the period of payment.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.8 million as of October 2, 2009 and $6.3 million as of December 31, 2008. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income (loss) and comprehensive income (loss) for the third quarter and first nine months ended October 2, 2009 and September 26, 2008 is as follows:

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Dollars in thousands)	2009	2008	2009	2008

Net income (loss)	$126	$9,909	$(8,804)	$21,662
Cumulative translation adjustment	1,517	(575)	391	1,156
Change in the fair value of derivative financial instruments, net of tax	(239)	2,384	101	1,619
Pension and other retirement plan liability adjustments, net of tax	151	124	2,277	371

Comprehensive income (loss)	$1,555	$11,842	$(6,035)	$24,808

Note F —	Segment Reporting

Segment information for 2008 has been recast to include Zentrix Technologies Inc. in the Advanced Material Technologies and Services segment. Zentrix’s results previously were reported in All Other. Beginning in 2009, Zentrix is being managed by Advanced Material Technologies and Services and is included with that segment’s financial results in the Company’s internal reporting.

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Third Quarter 2009
Revenues from external customers	$127,912	$42,931	$10,171	$9,524	$190,538	$—	$190,538
Intersegment revenues	155	2,621	63	409	3,248	—	3,248
Operating profit (loss)	8,534	(6,308)	(472)	95	1,849	(2,400)	(551)
Third Quarter 2008
Revenues from external customers	$128,668	$77,586	$17,580	$16,660	$240,494	$—	$240,494
Intersegment revenues	380	738	36	472	1,626	—	1,626
Operating profit (loss)	7,731	2,074	2,548	1,612	13,965	(944)	13,021
First Nine Months 2009
Revenues from external customers	$320,256	$121,063	$36,285	$22,428	$500,032	$—	$500,032
Intersegment revenues	330	3,896	141	952	5,319	—	5,319
Operating profit (loss)	17,629	(26,501)	2,387	(3,355)	(9,840)	(3,663)	(13,503)
Assets	213,961	202,367	66,447	19,892	502,667	62,708	565,375
First Nine Months 2008
Revenues from external customers	$381,938	$231,912	$45,655	$53,920	$713,425	$—	$713,425
Intersegment revenues	1,277	3,932	329	1,223	6,761	—	6,761
Operating profit (loss)	18,251	7,528	5,121	4,977	35,877	(3,274)	32,603
Assets	229,727	257,314	49,261	25,294	561,596	31,138	592,734

Note G —	Stock-based Compensation Expense

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

The Company granted approximately 25,000 shares of restricted stock to its non-employee directors in the second quarter 2009 at a fair value of $18.27 per share. The fair value was determined by using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of one year.

Total stock-based compensation expense for the above and previously existing awards and plans was $0.9 million in the third quarter 2009 and $1.0 million in the third quarter 2008. For the first nine months of the year, stock-based compensation totaled $2.6 million in 2009 and $3.4 million in 2008.

Note H —	Income Taxes

The tax benefit of $0.9 million in the third quarter 2009 was calculated by applying a rate of 116.3% against the loss before income taxes while the tax benefit in the first nine months of the year of $5.5 million was calculated by applying a rate of 38.5% against the loss before income taxes in that period. In 2008, a tax expense of $2.6 million was recorded in the third quarter based upon an effective rate of 20.6% of income before income taxes. In the first nine months of 2008, the tax expense of $9.4 million was calculated based upon an effective rate of 30.3% of the income before income taxes.

The impact of percentage depletion, foreign source income and deductions and other factors were major causes of the differences between the effective and statutory tax rates in all periods presented. The production deduction was also a major cause of the difference in the third quarter and first nine months of 2008.

Discrete events, including the reversal of a tax reserve as a result of the completion of an audit and the final adjustment to the 2008 tax returns, provided a net tax benefit of $1.0 million in the third quarter 2009. Discrete events, including the lapse of the statute of limitation on previously reserved tax items and the final adjustment to the 2007 tax return, provided a net tax benefit of $1.4 million in the third quarter 2008. The effective tax rate for the first nine months of 2008 was also affected by unfavorable discrete events totaling $0.6 million recorded in the first half of that year.

The effective tax rate is based upon projected income or loss before income taxes for the full year and the estimated tax adjustments, credits and other items. The year-to-date effective tax rate for an interim period must be adjusted to the projected rate for the year prior to the impact of any discrete events. The percentage impact on the effective rate of tax adjustments that are relatively fixed in dollar terms will change due to significant differences in the income or loss before income taxes between periods.

The difference between the effective tax rate in the third quarter 2009 and the first half 2009 (including the impact of the discrete events) increased the tax benefit and net income in the third quarter 2009 by $0.6 million, or $0.03 per share.

Note I —	Fair Value of Financial Instruments

The Company measures and records financial instruments at their fair value.

A fair value hierarchy is used for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Quoted market prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the consolidated balance sheet as of October 2, 2009:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Oct. 2,	Assets	Inputs	Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investment	$1,017	$1,017	$—	$—
Precious metal forward contracts	16	—	16	—

Total	$1,033	$1,017	$16	$—

Financial Liabilities
Directors’ deferred compensation liability	$1,017	$1,017	$—	$—
Foreign currency forward contracts	1,024	—	1,024	—

Total	$2,041	$1,017	$1,024	$—

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

The Company currently uses derivative contracts to hedge portions of its foreign currency and precious metal price exposures:

Foreign Currency

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

The use of foreign currency derivative contracts is governed by policies approved by the Board of Directors. A team consisting of senior financial managers reviews the estimated exposure levels, as defined by budgets, forecasts and other internal data, and determines the timing, amounts and instruments to use to hedge that exposure within the confines of the policy, Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transaction against the program objectives, targeted rates and levels of risk assumed. Hedge contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of rate movements.

The use of forward contracts locks in a firm rate and eliminates any downside from an adverse rate movement as well as any benefit from a favorable rate movement. The Company may from time to time choose to hedge with options or a tandem of options known as a collar. These hedging techniques can limit or eliminate the downside risk but can allow for some or all of the benefit from a favorable rate movement to be realized. Unlike a forward contract, a premium is paid for an option; collars, which are a combination of a put and call option, may have a net premium but they can be structured to be cash neutral. The Company will primarily hedge with forwards due to the relationship between the cash outlay and the level of risk.

Precious Metals

The Company maintains the majority of its precious metal inventory on consignment in order to reduce its working capital investment and the exposure to metal price movements. When a precious metal product is fabricated and ready for shipment to the customer, the metal is purchased out of consignment at the current market price. The price paid by the Company forms the basis for the price charged to the customer. This methodology allows for changes in either direction in the market prices of the precious metals used by the Company to be passed through to the customer and reduces the impact changes in prices could have on the Company’s margins and operating profit. The consigned metal is owned by financial institutions who charge the Company a financing fee based upon the current value of the metal on hand.

In certain instances, a customer may want to establish the price of the precious metal at the time the sales order is placed rather than at the time of shipment. Setting the sales price at a different date than when the material would be purchased potentially creates an exposure to movements in the market price of the metal. Therefore, in these limited situations, the Company may elect to enter into a forward contract to purchase precious metal. The forward contract allows the Company to purchase metal at a fixed price on a specific future date. The price in the forward contract serves as the basis for the price to be charged to the customer. By so doing, the selling price and purchase price are matched and the Company’s price exposure is reduced.

The use of precious metal forward contracts is governed by policies approved by the Board of Directors. A team of financial managers oversees the use and placement of these contracts in compliance with those approved policies.

The Company will only enter into a derivative contract if there is an underlying identified exposure. Contracts are typically held to maturity. The Company does not engage in derivative trading activities and does not use derivatives for speculative purposes. The Company only uses hedge contracts that are denominated in the same currency or precious metal as the underlying exposure.

All derivatives are recorded on the balance sheet at their fair values. If the derivative is designated and effective as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income (OCI), a component of shareholders’ equity, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if, any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income.

The notional value of the outstanding foreign currency forward contracts and precious metal contracts as of October 2, 2009 was as follows (dollars in thousands):

Foreign Currency Forward Contracts	$15,290
Precious Metal Forward Contracts	4,810

Total Notional Value	$20,100

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

The balance sheet classification and the related fair values of the outstanding foreign currency forward contracts and the precious metal forward contracts were as follows (dollars in thousands):

Fair Value

Assets
Prepaid Expenses	$16
Liabilities
Other Liabilities and Accrued Items	$1,024

A summary of the hedging relationships of the outstanding derivative financial instruments as of October 2, 2009 and September 26, 2008 and the amounts transferred into income for the third quarter and first nine months then ended follows. All of the derivatives in the table were designated as cash flow hedges.

	Effective Portion of Hedge			Ineffective Portion of Hedge
	Recognized	Reclassified From OCI		Recognized in Income on
(Dollars in thousands)	In OCI at	Into Income During Period		Derivative During Period
Gain (loss)	End of Period	Location	Amount	Location	Amount

Third Quarter 2009
Foreign currency contracts
Forward contracts	$(1,024)	Other-net	$(408)	Other-net	$—
Options (collars)	—	Other-net	—	Other-net	—

Total	(1,024)		(408)		—
Precious metal forward contracts	16	Cost of sales	249	Cost of sales	—

Total	$(1,008)		$(159)		$—

Third Quarter 2008
Foreign currency contracts
Forward contracts	$200	Other-net	$(408)	Other-net	$—
Options (collars)	115	Other-net	(554)	Other-net	—

Total	315		(962)		—
Precious metal forward contracts	—	Cost of sales	—	Cost of sales	—

Total	$315		$(962)		$—

First Nine Months 2009
Foreign currency contracts
Forward contracts		Other-net	$(141)	Other-net	$—
Options (collars)		Other-net	212	Other-net	—

Total			71		—
Precious metal forward contracts		Cost of sales	249	Cost of sales	—

Total			$320		$—

First Nine Months 2008
Foreign currency contracts
Forward contracts		Other net	$(2,234)	Other net	$—
Options (collars)		Other net	(736)	Other net	—

Total			(2,970)		—
Precious metal forward contracts		Cost of sales	—	Cost of sales	—

Total			$(2,970)		$—

The Company had an interest rate swap that was initially designated as a cash flow hedge. However, in 2004 the underlying hedged item was terminated early and the swap no longer qualified as a hedge. An immaterial loss was recorded in other-net on the consolidated statement of income in the third quarter 2008 on this swap. A loss of $0.2 million was recorded on the swap in the first nine months of 2008. The swap was terminated in the fourth quarter 2008.

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

The Company expects to relieve $1.0 million from OCI and charge other-net on the consolidated income statement in the twelve month period beginning October 3, 2009.

Note K —	Subsequent Event

Effective October 23, 2009, the Company acquired the stock of Barr Associates, Inc. for $55.2 million in cash. The acquisition was funded with internally generated cash and borrowings under the existing $240.0 million revolving line of credit. Immediately after the acquisition, the Company had $22.3 million outstanding under the revolver. The purchase price includes amounts to be held in escrow pending resolution of various matters as detailed in the purchase agreement. In addition to the initial cash consideration, the purchase agreement also allows for a potential earn-out to be paid to the sellers based upon future performance of the operation.

Barr, based in Westford, Massachusetts, manufactures precision thin film optical filters that are used in a variety of applications, including defense, aerospace, medical, telecommunications, lighting and astronomy. Barr employs approximately 300 people at three leased facilities.

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

Sales were $190.5 million in the third quarter 2009 compared to $240.5 million in the third quarter 2008 as the impact of the global economic crisis and the related decline in consumer spending, which began to affect us in the fourth quarter 2008, continued to adversely affect the demand from many of our key markets, including telecommunications and computer, automotive and data storage. Sales and orders for defense applications, which initially had not been significantly affected by the crisis, began to soften in the third quarter 2009 as well. Sales were also lower in the third quarter and first nine months of 2009 than the respective periods of 2008 due to a lower average metal price pass-through.

Margins and profitability declined due to the lower sales volume in the third quarter and first nine months of 2009. An unfavorable change in product mix and manufacturing inefficiencies as a result of the lower production volumes also reduced profitability in the current year. The operating loss of $0.6 million in the third quarter 2009 was down $13.6 million from the profit of $13.0 million generated in the third quarter 2008.

While our performance in the third quarter 2009 was below the third quarter 2008, sales and profitability, after reaching near-term lows in the first quarter 2009, have improved sequentially in the second and third quarters of 2009 as shown in the table below:

		Operating
(Millions)	Sales	Profit (Loss)

Third Quarter 2008	$240.5	$13.0
Fourth Quarter 2008	196.3	(4.5)
First Quarter 2009	135.4	(11.4)
Second Quarter 2009	174.1	(1.6)
Third Quarter 2009	190.5	(0.6)

We believe that the rate of decline in our sales in the first quarter 2009 was greater than the fall-off in consumer spending due to the excess inventory positions throughout the supply chain and that a portion of the improvement in sales in the second and third quarters of 2009 was due to the depletion of these excess inventories. Sales also increased during 2009 as a result of our targeted sales and marketing efforts. Metal prices, while lower on average than in 2008, increased during the third quarter 2009 over the second quarter 2009 and contributed to the growth in sales.

Profitability improved in the second and third quarter 2009 over the respective preceding quarter as a result of the sales growth and cost control efforts. In response to the weaker economic conditions, beginning in the fourth quarter 2008 and during 2009, we took various actions, including reducing headcount, freezing and then cutting wages, reducing work hours, eliminating the 401(k) savings plan match, cancelling or suspending lower-priority programs, reducing discretionary spending and other cost-saving initiatives.

Despite the net loss for the first three quarters of 2009, debt only increased $5.0 million while cash increased $8.4 million. Cash flow from operating activities was $21.0 million in the first nine months of 2009. Capital spending, net of the reimbursement from the government for the construction of a new primary beryllium facility, continued to be managed to low levels and has been reduced to high-priority and maintenance capital levels.

Early in the fourth quarter 2009, we acquired the stock of Barr Associates, Inc. for $55.2 million in cash. The acquisition was financed with a combination of cash on hand and borrowings under the existing revolving credit agreement. Barr manufactures performance thin film optical filters for a variety of applications, including defense, aerospace, medical, telecommunications, lighting and astronomy.

Results of Operations

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept 26,
(Millions, except per share data)	2009	2008	2009	2008

Sales	$190.5	$240.5	$500.0	$713.4
Operating profit (loss)	(0.6)	13.0	(13.5)	32.6
Income (loss) before income taxes	(0.8)	12.5	(14.3)	31.1
Net income (loss)	0.1	9.9	(8.8)	21.7
Diluted earnings per share	$0.01	$0.48	$(0.44)	$1.05

Sales of $190.5 million in the third quarter 2009 declined $50.0 million, or 21%, from sales of $240.5 million in the third quarter 2008. For the first nine months of the year, sales of $500.0 million in 2009 were 30% lower than sales of $713.4 million in 2008.

Domestic sales were 23% lower in the third quarter 2009 and 27% lower in the first nine months of 2009 than the same periods in 2008. International sales, which are included in all reportable segments, declined 17% in the third quarter 2009 and 35% in the first nine months of 2009 from the comparable periods in 2008.

The majority of the fall-off in international sales in the third quarter and first nine months of 2009 was in Europe, although sales to all major international regions were lower in both the third quarter 2009 and the first nine months of 2009 than in the same periods of the prior year. The impact of translating foreign currency denominated sales was a favorable $0.6 million in the third quarter 2009 as compared to the third quarter 2008 and an unfavorable $0.3 million in the first nine months of 2009 compared to the first nine months of 2008.

Demand from the telecommunications and computer market, our largest market, and the automotive electronics, data storage and other markets that are directly related to consumer spending levels softened considerably due to the weak economic conditions generally beginning in the fourth quarter 2008. The demand for our products appears to have fallen at a greater rate than the slowdown in consumer spending due to the high inventory positions in the downstream supply chain. Our products are the raw materials for the final product and there typically are a number of fabricators, assemblers and distributors between the end-use consumer and us. We believe that when the global economic slowdown hit, these fabricators, assemblers and distributors were holding significantly higher levels of inventory than required to meet the then current demand. As a result, these inventory levels need to be worked down throughout the supply chain before our order entry level can rebound to prior levels. We believe that a portion of the growth in sales in each of the second and third quarters of 2009 over the respective prior quarter was due to inventories in the supply chain being depleted and needing to be replenished to meet the current consumer demand levels.

Demand from the defense market, which was firm during the first half of 2009, softened in the third quarter 2009 as orders were pushed out into future periods. The demand from the medical market, which had been strong in the first quarter 2009, also softened in the second and third quarters of 2009.

We use ruthenium, gold, silver, platinum, palladium and copper in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. Gold prices on average were higher in the third quarter 2009 than the third quarter 2008 while average prices for the other major metals we use were lower. The net impact of the change in metal prices was an estimated $2.2 million reduction in sales in the third quarter 2009 from the third quarter 2008 and an estimated $31.3 million reduction in sales in the first nine months of 2009 from the first nine months of 2008.

The sales order entry rate in the third quarter 2009 exceeded sales in the quarter and while the rate was lower than the third quarter 2008, it did improve over the first and second quarter 2009 order entry rate.

We implemented various cost-saving initiatives beginning late in the fourth quarter 2008 and throughout the first nine months of 2009 in response to the weakening order entry rate at that time. By the end of the third quarter, total manpower was reduced by 14% from year-end 2008 levels and 17% from the end of the third quarter 2008.

Compensation levels have been frozen and/or reduced. Overtime in the plants was eliminated and regular work hours were reduced in many cases. The Company match for the 401(k) savings plan was first reduced in half and then suspended altogether for the majority of employees. Discretionary spending has been reduced and various projects and initiatives have been cancelled or delayed. These cost-saving initiatives favorably impacted gross margins and selling, general and administrative expenses in the third quarter and first nine months of 2009. We paid approximately $1.0 million in severance benefits associated with the headcount reductions, primarily during the first quarter 2009.

Gross margin was $25.2 million, or 13% of sales, in the third quarter 2009 compared to $45.2 million, or 19% of sales, in the third quarter 2008. For the first nine months of the year, gross margin was $61.9 million, or 12% of sales, in 2009 and $126.8 million, or 18% of sales, in 2008.

The $20.0 million reduction in the gross margin in the third quarter and the $64.9 million reduction in the gross margin for the first nine months of 2009 were primarily due to the lower sales in 2009 versus the comparable periods in 2008. Manufacturing inefficiencies, largely due to the lower production volumes and the related impact on manning levels and utilization of equipment, also contributed to the margin decline in 2009. The change in product mix was unfavorable in both the third quarter and first nine months of 2009. Manufacturing issues resulting in returned material at one of our facilities had a negative impact on the third quarter 2009 gross margin as well. The cost-saving initiatives, including the manpower reductions, pay cuts and other programs, helped to offset a portion of the unfavorable impact these items had on gross margin in the third quarter and first nine months of the year.

Manufacturing overhead costs were down 22% in the third quarter and 12% for the first nine months of 2009 from the respective periods in 2008.

The gross margin in the first nine months of 2009 was reduced by lower of cost or market charges on ruthenium-based inventories of $0.8 million and other net inventory valuation adjustments totaling $0.6 million recorded in the first quarter 2009. The gross margin in the second quarter 2008 was reduced by a lower of cost or market charge on ruthenium-based inventories of $6.0 million recorded in that period.

The reduction in gross margin as a percent of sales in both the third quarter and first nine months of 2009 from the comparable periods in 2008 was partially due to certain manufacturing overhead costs, including depreciation, rent, insurance and other items, being relatively fixed in the short-term regardless of the sales level.

In the first quarter 2009, we determined that the domestic defined benefit pension plan was curtailed due to the significant reduction in force. As a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit during the first quarter 2009, $0.8 million of which was recorded against cost of sales and $0.3 million recorded against selling, general and administrative expenses on the Consolidated Statement of Income. The 2009 annual expense under the plan was also reduced by $1.0 million from what it would have been had the plan not been curtailed. See Critical Accounting Policies.

Selling, general and administrative (SG&A) expenses totaled $21.5 million in the third quarter 2009 and were $4.6 million lower than the total expense of $26.1 million in the third quarter 2008. SG&A expenses of $64.7 million in the first nine months of 2009 were $16.4 million lower than expenses of $81.1 million in the first nine months of 2008. SG&A expenses were 13% of sales in the first nine months of 2009 and 11% of sales in the first nine months of 2008. The increased percentage was due to sales declining at a greater rate than the decline in expenses in the first nine months of 2009 from the first nine months of 2008.

The lower SG&A expenses in both the third quarter and first nine months of 2009 largely resulted from the cost-saving initiatives previously referenced. In addition to reduced manpower costs, discretionary spending items such as travel, dues and subscriptions and advertising were lower in the third quarter and first nine months of 2009 than the respective periods in 2008. Commissions were lower in 2009 as those expenses are a function of the sales volume.

Incentive compensation expense under cash-based plans was $0.1 million higher in the third quarter 2009 than third quarter 2008 and $1.8 million lower in the first nine months of 2009 than the first nine months of 2008 due to the lower levels of profitability in the current year relative to the plan targets. Share-based compensation expense was unchanged in the third quarter 2009 from the third quarter 2008 and $0.8 million lower in the first three quarters of 2009 than the first three quarters of 2008.

International SG&A expenses, other than incentive compensation (which is included in the above paragraph), declined $1.2 million in the third quarter 2009 from the third quarter 2008 and $4.0 million in the first nine months of 2009 from the first nine months of 2008. This decline includes approximately $0.1 million in the third quarter and $0.7 million in the first nine months of 2009 due to the translation benefits from the movement in exchange rates between periods.

In addition to the lower expense from the curtailment of the defined benefit pension plan, the expense on the supplemental retirement plan for certain executives was $0.5 million lower in the first nine months of 2009 than in the first nine months of 2008.

Offsetting a portion of the above savings were certain legal and other administrative costs, including costs associated with the acquisition of Barr Associates, Inc. and a new consigned inventory agreement, totaling $0.6 million incurred in the third quarter 2009.

Research and development (R&D) expenses of $1.7 million in the third quarter 2009 and $4.9 million in the first nine months of 2009 were unchanged from the respective periods in 2008. R&D expenses were flat due in part to our cost control efforts. However, we continued to invest in process and product improvement efforts during the first nine months of 2009 in order to enhance long-term growth opportunities.

Other-net expense for the third quarter and first nine months of 2009 and 2008 is summarized as follows:

	Income (expense)
	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2009	2008	2009	2008

Exchange/translation loss	$(0.6)	$(1.7)	$—	$(3.0)
Amortization of intangible assets	(0.9)	(0.2)	(2.7)	(0.6)
Metal financing fees	(0.8)	(1.1)	(2.4)	(3.1)
Directors’ deferred compensation	—	0.3	(0.1)	0.9
Other items	(0.3)	(1.6)	(0.6)	(2.4)

Total	$(2.6)	$(4.3)	$(5.8)	$(8.2)

Exchange and translation losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

The amortization of intangible assets was higher in the third quarter and first nine months of 2009 than the same periods of 2008 due to the finalization of the appraisal in the fourth quarter 2008 of the intangible assets acquired with Techni-Met, Inc. in February 2008.

The metal financing fee was lower in the third quarter 2009 and first nine months of 2009 than the respective periods of 2008 largely due to lower quantity of metal on hand. The fee is a function of the quantity of metal on hand, the average price of the metal and the average financing rate.

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

Other-net expense also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

The operating loss was $0.6 million in the third quarter 2009 compared to an operating profit of $13.0 million in the third quarter 2008. In the first nine months of the year, we generated an operating loss of $13.5 million in 2009 and an operating profit of $32.6 million in 2008. The decline in profitability in both the third quarter and first nine months of 2009 was primarily due to the lower margin generated by the significantly reduced sales volume and other factors, offset in part by the various cost-saving initiatives and lower other-net expenses.

Interest expense-net of $0.2 million in the third quarter 2009 was less than half of the expense from the third quarter 2008. The net interest expense was $0.8 million in the first nine months of 2009 versus $1.5 million in the first nine months of 2008. The lower expense in the quarter and first nine months was primarily due to lower average outstanding debt levels in 2009. The effective borrowing rate was lower in the third quarter 2009 than the third quarter 2008 as well. These benefits were partially offset by a slight reduction in the amounts capitalized in association with capital projects.

The loss before income taxes was $0.8 million in the third quarter 2009 and $14.3 million in the first nine months of 2009. In 2008, income before income taxes was $12.5 million in the third quarter and $31.1 million in the first nine months.

A tax benefit was calculated using an effective rate of 116% of the loss before income taxes in the third quarter 2009 and 39% of the loss before income taxes in the first nine months of 2009. In 2008, a tax expense was calculated using an effective rate of 21% of income before income taxes in the third quarter and 30% in the first nine months of the year.

The effects of percentage depletion, foreign source income and other items were the major factors for the difference between the effective and statutory rates in the third quarter and first nine months of both 2009 and 2008. The production deduction was also a major factor affecting the rate in the first nine months of 2008.

Discrete events provided a net tax benefit of $1.0 million in the third quarter 2009. In 2008, discrete events provided a net tax benefit of $1.4 million in the third quarter and $0.8 million in the first nine months of the year.

The effective tax rate is based upon the annual projected earnings and estimates of the tax credits, adjustments and other items. The year-to-date effective tax rate for an interim period must be adjusted to the projected rate for the year prior to the impact of any discrete items. The percentage impact of tax adjustments that have a relatively fixed dollar amount will also vary due to significant movements in the level of the income or loss before income taxes in a given quarter.

Net income was $0.1 million (or $0.01 per share, diluted) in the third quarter 2009 compared to a net income of $9.9 million (or $0.48 per share, diluted) in the third quarter 2008. For the first nine months of the year, the net loss was $8.8 million (or $0.44 per share, diluted) in 2009 versus a net income of $21.7 million (or $1.05 per share, diluted) in 2008.

Segment Results

We have four reportable segments. Beginning in the first quarter 2009, the operating results for Zentrix Technologies Inc., a small, wholly owned subsidiary, are included in the Advanced Material Technologies and Services segment. Previously, Zentrix had been included with the corporate office as part of All Other. We made this change because the Advanced Material Technologies and Services segment management is now responsible for Zentrix and this structure is consistent with our internal reporting and how the Chairman of the Board evaluates the operations. The results for the prior year have been recast to reflect this change. See Note F to the Consolidated Financial Statements.

The operating loss within All Other was $1.5 million higher in the third quarter 2009 than the third quarter 2008. For the first nine months of the year, the operating loss was $0.4 million higher in 2009 than in 2008. Lower allocations to the business units, an unfavorable movement in the directors deferred compensation liability and other factors more than offset the spending reductions and the lower incentive compensation expense through the first nine months of 2009.

Advanced Material Technologies and Services

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2009	2008	2009	2008

Sales	$127.9	$128.7	$320.3	$381.9
Operating profit	$8.5	$7.7	$17.6	$18.3

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

Sales from Advanced Material Technologies and Services of $127.9 million in the third quarter 2009 were down slightly from sales of $128.7 million in the third quarter 2008 while sales in the first nine months of the year declined 16% from $381.9 million in 2008 to $320.3 million in 2009.

While lower than sales in the third quarter 2008, sales in the third quarter 2009 were 14% higher than the second quarter 2009.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The net change in the average prices of gold, silver, platinum, palladium and ruthenium increased sales by an estimated $2.2 million in the third quarter 2009 over the third quarter 2008. Metal prices on average were lower in the first nine months of 2009 than the first nine months of 2008 and accounted for an estimated $18.2 million of the $61.6 million reduction in sales between periods.

Sales of vapor deposition targets and other materials manufactured at the Buffalo, New York facility were higher in the third quarter 2009 than in the third quarter 2008, while sales for the first nine months of 2009 were lower than the first nine months of 2008. The global economic crisis and the related impact on consumer spending caused a fall-off in demand from the wireless, semiconductor, photonic, microelectronic packaging and other market segments beginning in the fourth quarter 2008 and into the first half of 2009. Demand has improved from the low levels at the beginning of 2009, particularly for wireless and semiconductor applications (two of the larger applications for Advanced Material Technologies and Services) resulting in the growth in sales in the third quarter 2009.

Refining business levels in the third quarter 2009, while still below the third quarter 2008, also improved over the low levels in the first half of 2009 as the performance of this portion of the business is partially a function of the quantities of customer and internal scrap materials available to be processed.

Sales from Techni-Met, a wholly owned subsidiary acquired early in the first quarter 2008, were lower in the third quarter 2009 than the third quarter 2008. Sales had been higher in the first half of 2009 than the first half of 2008 but after a softer third quarter in 2009, sales for the first nine months of the year were 4% lower in 2009 than in 2008. The decline in sales is due to weaker demand from the medical market, which we believe may be temporary, and the negative impact of manufacturing issues late in the third quarter 2009.

Sales from Thin Film Technology, Inc. grew in the third quarter 2009 over the third quarter 2008 but the growth rate was lower than the very high growth rate from the first half of 2009. The sales improvement throughout 2009 was due to medical and defense applications, but indications are that defense orders may start to slow down or be pushed out.

Sales of inorganic chemicals were lower in both the third quarter and first nine months of 2009 than the same periods in 2008. Demand from the markets served by these products, including solar energy and optics, remained soft during the first nine months of 2009.

Sales of microelectronic packages from Zentrix, after being flat in the first six months of 2009 compared to the first six months of 2008, were approximately 24% higher in the third quarter 2009 than in the third quarter 2008.

Total sales for media applications in the data storage market, including sales of ruthenium-based targets from the Brewster, New York facility, remained weak in the third quarter and first nine months of 2009 and below the sales levels in respective periods of 2008, although sales in the second and third quarters of 2009 have improved slightly over the very low levels in the first quarter 2009. Sales for magnetic head applications from the Brewster facility in the third quarter 2009, while lower than the third quarter 2008, showed some improvement over the average sales levels in the first half of 2009.

The gross margin on Advanced Material Technologies and Services’ sales was $18.7 million in the third quarter 2009, a $1.6 million decrease from the $20.3 million of margin generated in the third quarter 2008. The gross margin was 15% of sales in the third quarter 2009 and 16% of sales in the third quarter 2008. For the first nine months of the year, gross margin was $48.7 million (15% of sales) in 2009 compared to $53.8 million (14% of sales) in 2008.

The lower sales volume, a slightly unfavorable change in product mix and the impact of the manufacturing issues at Techni-Met reduced gross margin by a combined estimated $2.8 million in the third quarter 2009 while manufacturing overhead costs were $1.2 million lower in the third quarter 2009 than in the third quarter 2008.

The gross margin comparison between the first nine months of 2009 and the first nine months of 2008 was affected by the margin lost due to the lower sales and an unfavorable change in product mix. We also recorded a lower of cost or market charge of $0.8 million and an inventory valuation charge of $0.6 million in the first quarter 2009 and a lower of cost or market charge of $6.0 million in the second quarter 2008. Manufacturing overhead costs were $ 0.8 million lower in the first nine months of 2009 than the first nine months of 2008 primarily as a result of the cost-saving initiatives.

Total SG&A, R&D and other-net expenses were $10.2 million (8% of sales) in the third quarter 2009, a decline of $2.3 million from the expense total of $12.5 million (10% of sales) in the third quarter 2008. These expenses totaled $31.1 million (10% of sales) in the first nine months of 2009 and $35.6 million (9% of sales) in the first nine months of 2008.

The lower expense in the third quarter and first nine months of 2009 was partially due to the impact of the cost-saving initiatives implemented during the first and second quarters of 2009. Selling-related expenses and corporate allocations were also lower in the third quarter and first nine months of 2009 than in the comparable periods of 2008. Metal financing fees were lower in both the third quarter and first nine months of 2009 than the same periods in 2008 mainly due to lower quantities of metal on hand. These benefits were partially offset by the increased amortization expense on the intangible assets acquired with Techni-Met. Incentive compensation was largely unchanged in the third quarter and first nine months of 2009 from the respective prior year levels.

Operating profit generated by Advanced Material Technologies and Services was $8.5 million in the third quarter 2009, a 10% improvement over the profit generated in the third quarter 2008. For the first nine months of the year, operating profit was $17.6 million (6% of sales) in 2009 and $18.3 million (5% of sales) in 2008.

Specialty Engineered Alloys

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2009	2008	2009	2008

Sales	$42.9	$77.6	$121.1	$231.9
Operating (loss) profit	$(6.3)	$2.1	$(26.5)	$7.5

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. The majority of bulk products contain beryllium. Applications for bulk products include plastic mold tooling, bearings, bushings, welding rods, oil and gas drilling components and undersea telecommunications housing equipment; and

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $42.9 million in the third quarter 2009 were 45% lower than sales of $77.6 million in the third quarter 2008. Sales of $121.1 million in the first nine months of 2009 were $110.8 million, or 48%, lower than sales of $231.9 million in the first nine months of 2008. Sales of strip and bulk products declined in the third quarter and first nine months of 2009 from the levels in the comparable periods of 2008. Sales of hydroxide from the Utah operations totaled $0.9 million in the third quarter 2009 and $6.9 million in the first nine months of 2009. Hydroxide sales totaled $3.3 million in the first nine months of 2008; there were no hydroxide sales in third quarter 2008.

Strip volumes shipped in the third quarter 2009 were 27% lower than the third quarter 2008 while shipments in the first nine months of 2009 were 41% below shipments in the first nine months of 2008. Strip volumes however, have improved over the low levels in the first quarter 2009, growing 30% in the third quarter 2009 and 13% in the second quarter 2009 over the immediately preceding quarter.

The reduction in shipments in the third quarter and first nine months of 2009 compared to last year was across both the higher and lower beryllium-containing alloy product lines. Lower consumer spending and excess inventories in the supply chain resulted in weaker demand from the telecommunications and computer, automotive electronics and other markets for strip products throughout the first nine months of 2009 as compared to the first nine months of 2008. The growth in shipments in the second and third quarters of 2009 over the respective preceding quarters was partially due to improved demand from certain sectors of the telecommunications and computer market, particularly for higher beryllium-containing alloy products. Demand from the automotive electronics and appliance markets, while still weaker than last year, also improved in the third quarter 2009.

Bulk product volumes shipped in the third quarter 2009 were 56% below the third quarter 2008 levels while shipments in the first nine months of the year were 49% lower in 2009 than in 2008. Shipments of bulk products in the third quarter 2009 were essentially flat with shipments in the second quarter 2009.

Initially, bulk product volumes were not affected as severely by the global economic crisis as strip products. However, a fall-off in demand from the oil and gas and aerospace markets coupled with high downstream inventory positions within the supply chain have led to a significant decline in volumes in the first nine months of 2009. Bulk product sales into the oil and gas market were weak as a result of the soft demand for energy which is keeping the price of oil below the level that would spur significant exploration and production increases. Aerospace market sales were also soft due to ongoing deferrals of new aircraft builds and decreased repair and maintenance activities. Some improvement in demand was seen in the third quarter 2009 for military and heavy equipment applications as well as plastic mold tooling for the appliance and automotive markets.

Lower metal prices accounted for an estimated $4.4 million of the $34.7 million difference in sales between the third quarter 2009 and the third quarter 2008 and $13.1 million of the $110.8 million difference in sales between the first nine months of 2009 and the first nine months of 2008.

The gross margin on Specialty Engineered Alloys’ sales was $4.1 million in the third quarter 2009 and $16.5 million in the third quarter 2008. The gross margin was 10% of sales in the third quarter 2009 and 21% of sales in the third quarter 2008. For the first nine months of the year, gross margin was $3.0 million (2% of sales) in 2009 and $49.2 million (21% of sales) in 2008.

The lower margin in both the third quarter and first nine months of 2009 versus the comparable periods in 2008 was largely due to the significantly lower sales volume. Margins were also hurt by manufacturing inefficiencies and machine utilization rates as a result of lower production volumes. The change in product mix was unfavorable in 2009 as well. Headcount reductions, reduced work hours, wage cut-backs and other cost-saving measures offset a portion of the negative volume impact and inefficiencies.

Total SG&A, R&D and other-net expenses were $10.5 million (24% of sales) in the third quarter 2009 and $14.4 million (19% of sales) in the third quarter 2008. For the first nine months of the year, these expenses totaled $29.5 million (24% of sales) in 2009 and $41.7 million (18% of sales) in 2008 as expenses in 2009 have been reduced $12.2 million, or 29%, from the 2008 levels.

The expense reductions in the third quarter and first nine months of 2009 were due to a combination of the cost-saving initiatives, lower incentive accruals, reduced corporate charges and differences in exchange gains and losses between periods. The cost-saving initiatives have resulted in lower manpower, travel, advertising, supplies and other expenses. Outside commissions were also lower due to the fall-off in sales.

Specialty Engineered Alloys generated an operating loss of $6.3 million in the third quarter 2009 and $26.5 million in the first nine months of 2009. In 2008, this segment generated an operating profit of $2.1 million in the third quarter and $7.5 million in the first nine months of the year.

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

One of the steps we have taken is the implementation early in the fourth quarter 2009 of our plan to realign the distribution of alloy products in the United Kingdom, including the use of an independent distributor, that should result in slightly lower overhead costs and improved profitability of that operation.

In the long-term, we anticipate that sales of bulk products will grow as a result of improved market conditions and our continued product application development and diversification efforts.

Beryllium and Beryllium Composites

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2009	2008	2009	2008

Sales	$10.2	$17.6	$36.3	$45.7
Operating (loss) profit	$(0.5)	$2.5	$2.4	$5.1

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

Sales by Beryllium and Beryllium Composites of $10.2 million in the third quarter 2009 were 42% lower than sales of $17.6 million in the third quarter 2008 while sales of $36.3 million in the first nine months of 2009 were 21% lower than sales of $45.7 million in the first nine months of 2008.

Sales from the Elmore facility were higher in the first half of 2009 than the first half of 2008 primarily due to defense-related applications. However, demand for defense-related applications softened in the third quarter 2009, leading to a significant decline in sales of these products from Elmore. During the third quarter, a number of defense-related orders were pushed out due to government funding delays or other factors. We anticipate defense and government-related sales to be soft for the balance of 2009 and at least the first half of 2010.

Demand for beryllium products for x-ray window assemblies from the Fremont facility continued to be weaker than last year; demand in the third quarter 2009 did improve over the second quarter 2009 levels. Sales of beryllium foil products also improved in the third quarter 2009 over the second quarter 2009. We continued our application development work on high-end speaker domes, which is a potential niche market for beryllium materials. Recent demonstrations of the product’s performance have been well received at initial targeted customers.

Beryllia ceramic sales remained soft as sales in each of the first three quarters of 2009 were below the comparable quarters in 2008. We now anticipate sales to our former largest customer for ceramics to start ramping up modestly late in the fourth quarter 2009 and into the first half of 2010.

Beryllium and Beryllium Composites generated a gross margin of $1.5 million, or 14% of sales, in the third quarter 2009 and $5.3 million, or 30% of sales, in the third quarter 2008. Gross margin was $9.6 million, or 26% of sales, in the first nine months of 2009 and $13.7 million, or 30% of sales, in the first nine months of 2008.

The majority of the difference in gross margins between the third quarter and first nine months of 2009 with the respective periods in the prior year was due to differences in the sales volume. The change in the product mix was unfavorable in the third quarter 2009 but immaterial for the first nine months of the year. Margins were also hampered by higher material input costs and quality and yield issues on welded AlBeMet® products in the third quarter 2009. Manufacturing improvements at the Elmore facility, including higher yields, greater efficiencies and scrap utilization, primarily in the first quarter 2009, provided a benefit to gross margin in the first nine months of 2009 and helped to offset the manufacturing inefficiencies due to the lower production volumes at the other facilities. Manufacturing overhead costs were also lower during the first nine months of 2009 than the first nine months of 2008.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites totaled $1.9 million, or 19% of sales, in the third quarter 2009 and $2.7 million, or 16% of sales, in the third quarter 2008. These expenses totaled $7.2 million, or 20% of sales, in the first nine months of 2009 and $8.5 million, or 19% of sales, in the first nine months of 2008. While this segment’s sales and margins were initially not as affected by the global economic crisis as the other segments, various measures were implemented to maintain and/or reduce expense levels in light of the consolidated operating loss. With the slow-down in business levels in the third quarter 2009, further expense reduction efforts were undertaken.

Beryllium and Beryllium Composites generated an operating loss of $0.5 million in the third quarter 2009 compared to an operating profit of $2.5 million in the third quarter 2008. The reduction in profitability was largely due to the reduced margin from the sales fall-off offset in part by lower expenses. For the first nine months of the year, operating profit declined from $5.1 million in 2008 to $2.4 million in 2009. Operating profit was 7% of sales in the first nine months of 2009 and 11% of sales in the first nine months of 2008.

Engineered Material Systems

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2009	2008	2009	2008

Sales	$9.5	$16.7	$22.4	$53.9
Operating profit (loss)	$0.1	$1.6	$(3.4)	$5.0

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

Sales from Engineered Material Systems of $9.5 million in the third quarter 2009 were 43% lower than sales of $16.7 million in the third quarter 2008, while sales of $22.4 million for the first nine months of 2009 were 58% lower than sales of $53.9 million in the first nine months of 2008.

The decline in sales in the third quarter and first nine months of 2009 was across all of this segment’s key markets and in each of its major product families. The lower consumer spending for electronics, automobiles and other items coupled with an excess inventory position downstream in the supply chain resulted in lower demand for products from Engineered Material Systems.

While sales were behind last year’s pace, sales improved 27% in the third quarter 2009 over the second quarter 2009 after sales in the second quarter improved 39% over sales in the first quarter 2009. A portion of this growth in the third quarter over the preceding quarter was due to new applications in the energy and medical markets. Sales of disk drive arm materials, one of the segment’s largest applications in 2008, were down slightly in the third quarter 2009 from the second quarter 2009 but ahead of the sales pace from the first half of 2009.

The order entry rate was weak early in the third quarter 2009 but then gained strength and leveled off at rates not seen since the third quarter 2008. Total order entry for the third quarter 2009 exceeded the level of sales.

The gross margin on Engineered Material Systems’ sales was $1.4 million, or 14% of sales, in the third quarter 2009 and $3.4 million, or 20% of sales, in the third quarter 2008. For the first nine months of the year, the gross margin was $0.7 million, or 3% of sales, in 2009 and $10.8 million, or 20% of sales, in 2008.

The decline in margins in both the third quarter and first nine months of 2009 was largely due to the lower sales volume. Actions were taken to lower conversion costs, including manpower reductions, shortened work hours, cancellation of programs and services, vendor push-backs and other items. However, the impact of these items was not enough to offset the lost margins due to the steep drop in volumes. The change in product mix was unfavorable in the third quarter and first three quarters of 2009 as compared to the respective periods in 2008. Manufacturing overhead costs were lower in the third quarter and first nine months of 2009 than the same periods in the prior year.

Total SG&A, R&D and other-net expenses of $1.3 million in the third quarter 2009 were $0.5 million lower than the expenses in the third quarter 2008 while the expense total of $4.1 million in the first nine months of 2009 was $1.7 million lower than the first nine months of 2008 as expenses were reduced in light of the lower sales volumes. Lower incentive compensation due to the decline in profitability accounted for $0.2 million of the reduced expense in the third quarter 2009 and $0.7 million of the reduced expense in the first nine months of 2009. Manpower costs, travel, advertising, commissions and other costs were also reduced in the third quarter and first nine months of 2009.

After generating operating losses in the first two quarters of 2009, Engineered Material Systems earned a profit of $0.1 million in the third quarter 2009. The operating loss for the first nine months of 2009 was $3.4 million. The operating loss in the first nine months of 2009 includes $0.3 million of one-time severance costs recorded in the first quarter 2009. Operating profit for the segment was $1.6 million in the third quarter 2008 and $5.0 million in the first nine months of 2008.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended
	Oct. 2,		July 3,
	2009		2009

Total cases pending	7		8
Total plaintiffs	26		29
Number of claims (plaintiffs) filed during period ended	0	(0)	0	(0)
Number of claims (plaintiffs) settled during period ended	0	(0)	0	(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0		$0
Number of claims (plaintiffs) otherwise dismissed	1	(3)	1	(8)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of October 2, 2009, two purported class actions were pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

(Millions)	Oct. 2,	Dec. 31,
Asset (liability)	2009	2008

Reserve for litigation	$(0.6)	$(2.0)
Insurance recoverable	0.3	1.7

The reserve and the recoverable were reduced in the third quarter 2009 as a result of a fully insured settlement with multiple plaintiffs. The applicable cases are shown as still pending in the prior table as the settlement agreement was made late in the third quarter 2009 and those cases had not been technically dismissed by the courts as of the end of the quarter.

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

Financial Position

Net cash from operating activities was $21.0 million in the first nine months of 2009 as the effects of depreciation and a net reduction in working capital items more than offset the net loss. After generating $11.7 million of cash flow from operations in the first six months of 2009, cash flow from operations during the third quarter 2009 was $9.3 million.

Cash balances stood at $26.9 million as of the end of the third quarter 2009, an increase of $8.4 million from year-end 2008 resulting from the cash flow from operations and an increase in debt partially offset by capital expenditures.

Accounts receivable totaled $78.3 million as of the end of the third quarter 2009, a decrease of $9.6 million, or 11% from December 31, 2008. The decline in receivables is due to a combination of sales in the third quarter 2009 being lower than sales in the fourth quarter 2008 and a reduction in the average collection period.

We continued to aggressively monitor and manage our credit exposures in light of the current economic climate. The bad debt expense for the first nine months of 2009 was immaterial. While there were no significant accounts written off during the first nine months of 2009, the depth and breadth of the current economic crisis has resulted in the rapid deterioration in the financial condition of numerous companies.

Other receivables totaling $10.1 million were outstanding as of the end of the third quarter 2009 compared to $3.4 million outstanding as of the 2008 year end. Other receivables include amounts to be reimbursed for the cost of equipment purchased under a government contract and other miscellaneous non-trade receivables. The year-end 2008 balance also included $1.4 million due from escrow as a result of the finalization of the purchase price for the Techni-Met acquisition which was collected in full during the first quarter 2009.

Inventories were $129.5 million as of October 2, 2009, a decline of $27.3 million, or 17%, from the balance as of December 31, 2008. The inventory turnover ratio, a measure of how quickly inventory is sold on average, improved in the third quarter 2009 and was higher than it was as of year-end 2008.

The majority of the decline in inventory levels was in Specialty Engineered Alloys. Total pounds on hand were down 21% in the first nine months of the year. In addition to the lower quantity on hand, due to the lower level of business, the value declined from a shift in the inventory make-up as the quantity of the higher valued finished goods inventory decreased by more than the lower valued feedstocks and work-in-process.

Inventories at Engineered Material Systems declined approximately 19% in response to the lower level of business during the first three quarters of 2009 while inventories at Advanced Material Technologies and Services were unchanged from year-end 2008. Inventories within Beryllium and Beryllium Composites increased approximately 13%.

We use the LIFO method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and often times lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method may have only a minimal impact on changes in the inventory carrying value.

Prepaid expenses were $25.9 million as of the end of the third quarter 2009, an increase of $2.2 million from year-end 2008. The change in the balance was due to the timing of payments for insurance, manufacturing supplies and other miscellaneous items as well as for unreimbursed costs associated with the construction of the building for the new beryllium manufacturing facility.

Other assets totaled $30.1 million at the end of the third quarter 2009 and $34.4 million at the end of 2008. The reduction through the first nine months of 2009 was largely due to the amortization of intangible assets, including deferred financing costs. The insurance recoverable account was also reduced as a result of a settlement as previously indicated.

Capital expenditures for property, plant and equipment and mine development totaled $27.2 million in the first three quarters of 2009.

Capital spending in the first three quarters of 2009 included $19.1 million for the design and development of the new facility for the production of primary beryllium under a Title III contract with the U.S. Department of Defense (DoD). The total cost of the project is estimated to be approximately $90.4 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.3 million to the project. The DoD will reimburse us for the balance of the project cost. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. We anticipate the facility will be completed in the fourth quarter 2010.

The remaining $8.1 million of spending in the first nine months of 2009 was on small, isolated projects across the organization. Spending by Advanced Material Technologies and Services was $3.0 million and included spending on a micro-slitter and clean room at Techni-Met. Spending by Specialty Engineered Alloys was $2.4 million primarily at the Elmore and Utah facilities. Beryllium and Beryllium Composites’ spending totaled $0.9 million and included costs for new beryllium metal coating capabilities. The balance of the spending included costs associated with ongoing computer software implementations.

The capital spending rate in the first three quarters of 2009, exclusive of the amounts reimbursed by the government, was lower than the first nine months of 2008 and was also lower than the total depreciation and amortization level for the first nine months of 2009 as we reduced the spending rate due to the operating losses being generated. Capital expenditures during the first three quarters of 2009 were generally limited to high priority and/or maintenance capital levels only.

Other liabilities and accrued items were $35.5 million at the end of the third quarter 2009 compared to $45.1 million at the end of 2008. The incentive compensation accrual was lower at the end of the third quarter as the expense recorded in the current year was less than the payment of the 2008 incentive compensation made during the first quarter 2009. The liability for the fair value of outstanding derivative contracts also declined during the first nine months of 2009 due to changes in the market exchange rates relative to the contract rates. Accruals for utilities and commissions also declined during the first nine months of 2009. Offsetting a portion of these declines were increases for accruals for taxes other than income taxes, fringe benefits and other items.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.1 million as of October 2, 2009, unchanged from December 31, 2008. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities grew from $19.4 million as of year-end 2008 to $33.7 million as of the end of the third quarter 2009. This growth was primarily due to payments received from the government under the contract for the design of the new beryllium production facility in 2009. The payments are classified as a long-term unearned income liability. The liability will be relieved to income over the life of the facility once it is completed and placed into service. The $14.3 million growth in other long-term liabilities was net of a $1.4 million decline in the CBD litigation reserve.

The retirement and post-employment benefit balance totaled $80.5 million at the end of the third quarter 2009, a decline of $16.7 million from the balance at December 31, 2008. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The main cause for the decline was contributions totaling $16.2 million to the domestic pension plan during the first nine months of 2009; we anticipate making additional contributions totaling an estimated $2.1 million in the fourth quarter 2009. The pension liability was also affected by the curtailment and the associated remeasurement, other comprehensive income adjustments and the quarterly expense. The movement in the liability due to the expense on the retiree medical plan and the other retirement plans was generally offset by the cash paid.

Debt totaled $46.8 million at the end of the third quarter 2009, having increased $5.0 million from the total debt of $41.8 million at the end of 2008. Debt had increased $10.9 million in the first quarter 2009 as a result of the $12.1 million pension plan contribution and the net loss offset in part by changes in working capital and other factors in that period. Debt then declined $5.9 million over the second and third quarters as a result of the strong cash flow from operating activities and limited capital expenditures during the two quarters.

Short-term debt totaled $35.9 million at the end of the third quarter 2009 and included a new copper financing facility placed at the end of the quarter. Short-term debt also included foreign currency denominated loans and a gold-denominated loan. Long-term debt totaled $10.9 million at the end of the third quarter 2009, none of which was currently payable. We were in compliance with all of our debt covenants as of October 2, 2009.

Shareholders’ equity of $344.0 million at the end of the third quarter 2009 was $3.1 million lower than the balance of $347.1 million as of year-end 2008. Increases in equity as a result of stock compensation expense, the exercise of options and other factors were more than offset by a comprehensive loss for the first nine months of 2009 of $6.0 million (see Note E to the Consolidated Financial Statements).

Prior Year Financial Position

Net cash from operating activities was $35.3 million in the first nine months of 2008 as net income and the benefits of depreciation and amortization more than offset the net increase in working capital, including increases in trade receivables and inventory. Receivables grew $12.8 million due to a slower collection period and the acquisition of Techni-Met. The other receivable of $11.3 million as of December 31, 2007 representing the amount due under a legal settlement with our former insurers was collected in full in the first quarter 2008. Inventories increased $11.2 million, or 7%, in the first nine months of 2008 due to a slower inventory turnover, increased mining activity in Utah and the Techni-Met acquisition and in support of the higher level of anticipated business within the Advanced Material Technologies and Services segment. These increases were offset in part by lower of cost or market adjustments to the inventories at the Brewster facility. Other assets increased $24.3 million during the first nine months of 2008 primarily as a result of the estimated value of the intangible assets acquired with Techni-Met. Other liabilities and accrued items declined $12.6 million in the first nine months of 2008 largely as a result of the payment of the 2007 incentive compensation to employees. Capital expenditures were $23.0 million in the first nine months of 2008, which was below the level of depreciation and amortization.

We used a combination of cash and additional borrowings to fund the $86.5 million acquisition of Techni-Met. In addition, immediately after the acquisition, we sold its precious metal inventory for its fair value of $22.9 million and consigned it back under existing lines. Outstanding debt totaled $58.2 million at the end of the third quarter 2008, an increase of $22.6 million from year-end 2007. The cash balance stood at $7.1 million, a decline of $24.6 million from December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metal inventories on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $102.9 million at the end of the third quarter 2009, a decrease of $1.3 million from year-end 2008. The quantity on hand declined during the first three quarters of 2009 due to the lower business levels and other factors but this was mostly offset by the impact of significantly higher metal prices as of the end of the third quarter 2009.

Except as indicated above, there have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of October 2, 2009 from the year-end 2008 totals as disclosed on page 40 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects. The total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, was 12% as of the end of the third quarter 2009 compared to 11% at December 31, 2008.

During the first nine months of 2009, we generated a net loss of $8.8 million and debt increased by $5.0 million but cash increased by $8.4 million due to the strong cash flow from operations. During this same time period we also made contributions to the domestic defined benefit pension plan totaling $16.2 million and funded capital expenditures of $8.1 million. There are no mandatory long-term debt repayments to be made in the fourth quarter 2009.

We had approximately $87.0 million of available borrowing capacity under the existing lines of credit as of October 2, 2009. A covenant in the revolving credit agreement limits the available borrowing capacity under that agreement based upon the latest twelve months of earnings, interest, taxes, depreciation, amortization and other factors. Therefore, our available borrowing capacity is a function of the amount of debt currently outstanding under the existing lines and our performance over the prior twelve months.

There were no borrowings outstanding under the revolving line of credit as of the end of the third quarter 2009. Immediately after the acquisition of Barr Associates early in the fourth quarter 2009, outstanding borrowings under the revolving credit agreement totaled $22.3 million.

The available and unused capacity under the precious metal financing lines totaled approximately $67.6 million as of October 2, 2009. As metal prices increase, our available capacity is reduced accordingly.

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

For additional information regarding critical accounting policies, please refer to pages 42 to 45 of our Annual Report on Form 10-K for the year ended December 31, 2008. Except as noted above, there have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

Market Risk Disclosures

For information regarding market risks, please refer to pages 45 to 47 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Outlook

While our sales in 2009 have lagged behind the 2008 levels, largely due to the global economic crisis, sales have improved in each of the two most recent quarters over the respective preceding quarter. We believe a portion of this improvement resulted from a reduction in the inventory overhang in the supply chain that was built-up prior to the beginning of the crisis. We also believe that as the general economy starts to recover, our sales, particularly into those markets directly driven by changes in consumer spending, will generally improve as well.

Sales and orders for defense applications had remained relatively firm during the first half of 2009. However, due to changes in government funding and other factors, defense orders have now softened and the outlook for the fourth quarter 2009 and first half of 2010 for defense business has weakened. Demand from the medical market also weakened in the third quarter 2009. Demand from other key markets, including aerospace and oil and gas, remained soft but offer long-term growth opportunities.

We continued our new application development work, recognizing that, even in down markets, there are opportunities to expand our market share or develop new platforms to better position ourselves for when the economy improves.

The sales order entry rate improved during the third quarter 2009 over the second quarter 2009 level and it exceeded the level of sales in the third quarter. While this is an encouraging sign for future periods, given the breadth and depth of the economic crisis, it is too difficult to know whether these improvements are significant enough to signal that the crisis has indeed bottomed out.

The acquisition of Barr Associates in the fourth quarter 2009 enhances our offerings for thin film and optical filter applications and is complementary with the existing operations within the Advanced Material Technologies and Services segment. We anticipate Barr to be accretive to earnings in 2010.

We remain committed to the cost-saving initiatives as they had a significant favorable impact on our operating results. Should we earn a profit in the fourth quarter, depending upon the level of that profit, we expect to record a tax expense rather than a tax benefit as we did in the third quarter.

We will continue to closely manage capital spending levels limiting spending to high priority and high return projects when possible. Working capital levels will also be closely monitored, particularly given the increase in metal prices late in the third quarter 2009.

.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy, including the uncertainties related to the impact of the current global economic crisis;

•	The condition of the markets in which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, data storage, aerospace and defense, automotive electronics, industrial components, appliance and medical;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2009 and beyond;

•	Our successful implementation of cost reduction initiatives;

•	Our success in developing and introducing new products and new product ramp-up rates, particularly in the data storage market;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including Barr Associates;

•	The impact of the results of operations of Barr Associates, Inc. on our ability to achieve fully the strategic and financial objectives related to the acquisition, including the acquisition being accretive to earnings;

•	Our success in implementing our strategic plans and the timely and successful completion of any capital projects;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), tax rates, exchange rates, metal financing fees, pension costs and required cash contributions and other employee benefit insurance, and the impact of the Company’s stock price on the cost of incentive and deferred compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2008.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of October 2, 2009, our subsidiary, Brush Wellman Inc., was a defendant in seven proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the third quarter of 2009, the number of beryllium cases decreased from eight (involving 29 plaintiffs) as of July 3, 2009 to seven cases (involving 26 plaintiffs) as of October 2, 2009. One case (involving one plaintiff) was dismissed without prejudice, and two plaintiffs were dismissed from one purported class action, although the case remains pending. Three cases (involving 16 plaintiffs) were settled; however, dismissals in those cases were not filed until after the close of the quarter. No cases were filed during the quarter.

The seven pending beryllium cases as of October 2, 2009 fall into two categories: Five cases involving individual plaintiffs, with 15 individuals (and one spouse who has filed a claim as part of his spouse’s case and two children who have filed claims as part of their parents’ case) and two purported class actions, involving eight named plaintiffs, as discussed more fully below. Such claims, typically brought by employees of our customers or contractors, are generally covered by varying levels of insurance.

The first purported class action is Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs are Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants are Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs are Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs allege that they have been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claim loss of consortium. The plaintiffs purport to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and are beryllium sensitized and the other consisting of their spouses. They have brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs seek injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represent current and past employees of Boeing in California; and Ms. Marin and Ms. Perry are spouses. Defendant Appanaitis Enterprises, Inc. was dismissed on May 5, 2005. Plaintiffs’ motion for class certification, which the Company opposed, was heard by the court on February 8, 2008, and the motion was denied by the court on May 7, 2008. Plaintiffs filed a notice of appeal on May 20, 2008. Oral argument took place on July 22, 2009. On August 24, 2009, the Court of Appeals issued a decision affirming the denial of class certification. Messrs. Thomas and White were dismissed as plaintiffs due to their deaths.

The second purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On November 14, 2007, two of the defendants filed a joint motion for an order permitting discovery to make the threshold determination of whether plaintiff is sensitized to beryllium. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. Oral argument on this motion took place on June 13, 2008. On September 30, 2008, the court granted the motion for summary judgment in favor of all of the defendants and dismissed plaintiff’s class action complaint. On October 29, 2008, plaintiff filed a notice of appeal. The Court of Appeals has granted a motion to stay the appeal due to the bankruptcy of one of the appellees, Millennium Petrochemicals. On April 3, 2009, Small Tube Manufacturing filed a motion for relief in bankruptcy court from the automatic stay, asking that the bankruptcy court modify the stay to allow Small Tube Manufacturing’s indemnification claim against Millennium Petrochemicals and the Anthony case to proceed to final judgment, including all appeals. On May 14, 2009, the bankruptcy court approved a stipulation and order modifying the automatic stay to permit Millennium Petrochemicals and Small Tube Manufacturing to participate in the appeal. On May 27, 2009, Small Tube Manufacturing filed an unopposed motion with the Court of Appeals to lift the stay, which the court granted on June 22, 2009. On July 20, 2009, the Company and the other appellees filed their brief in the Court of Appeals.

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

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the New York Action), WAM had asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third-party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action temporarily was stayed pending resolution of the ownership issue in the CA Action (defined below), as discussed more fully below. On January 26, 2009, the Court in the CA Action ordered that the case and remaining issues be transferred to the Court in the NY Action. As a result, the stay in the NY Action has been lifted, and the Court in the NY Action has consolidated the CA Action with the NY Action. With the parties having resumed pre-trial proceedings, Target had moved the Court to further amend its counts for infringement to include only certain claims of six of the patents claimed to be owned by Target. If granted, Target’s counts for infringement of other claims in those patents and six other patents claimed to be owned by Target would be removed from the NY Action. WAM had opposed the motion to the extent Target seeks dismissal without prejudice of the counts for infringement of the other claims and other patents. Following a Court hearing on Target’s motion to amend its pleadings and upon agreement of the parties, Target further amended its counts for infringement to include a total of nine U.S. patents and withdrawing four other patents. In response to Target’s amendment of its pleadings, WAM moved for (a) dismissal of Target’s counts for lack of jurisdiction on the basis that Target did not own the patents, (b) terminating sanctions on the basis of litigation misconduct by Target, and

(c) a stay of discovery pending a decision by the Court on the first two WAM motions, all of which motions are pending. WAM continues to dispute Target’s claims of ownership of all of the patents and denies both validity and infringement of the patent claims. Following a September 11, 2009 oral argument on WAM’s motions, the Magistrate Judge reserved decision and pending the Court’s action on the motions effectively stayed further discovery. A trial currently is expected to be held in 2010.

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

Item 6.	Exhibits

4.1	Third Amendment to Second Amended and Restated Precious Metals Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 4.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.
10.1	Consignment Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce (filed as Exhibit 10.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: November 5, 2009