Form 10-K
period 2009-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2010-03-08
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 1-15885
BRUSH ENGINEERED MATERIALS INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-1919973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6070 Parkland Blvd., Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip Code)

Registrant’s telephone number, including area code
216-486-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value Rights to Purchase Series A Junior Participating Preferred Stock, no par value	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 3, 2009 was $314,026,839.

As of February 22, 2010, there were 20,277,083 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held on May 5, 2010 are incorporated by reference into Part III.

BRUSH ENGINEERED MATERIALS INC.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy, including the uncertainties related to the impact of the global economic crisis;

•	The condition of the markets in which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, aerospace and defense, medical, industrial components, data storage, automotive electronics and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for the year 2010;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the acquisitions of Barr Associates, Inc. and Academy Corporation;

•	The impact of the results of operations of Barr Associates, Inc. and Academy Corporation on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including the acquisitions being accretive to earnings in 2010;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility being constructed in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including the cost and availability of raw materials (both base and precious metals), tax rates, exchange rates, metal financing fees, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth elsewhere in Part I, Item 1A of this Form 10-K.

Item 1.	BUSINESS

Brush Engineered Materials Inc., through its wholly owned subsidiaries, is a manufacturer of advanced engineered materials serving the global telecommunications and computer, aerospace and defense, medical, industrial components, data storage, automotive electronics and appliance markets. As of December 31, 2009, we had 2,196 employees.

Our businesses are organized under four reportable segments: Advanced Material Technologies and Services (AMTS), Specialty Engineered Alloys (SEA), Beryllium and Beryllium Composites and Engineered Material Systems. AMTS consists of Williams Advanced Materials Inc. (WAM) and, beginning in the first quarter 2009, Zentrix Technologies Inc. (Zentrix). Previously, Zentrix had been included with the corporate office as part of All Other. We made this change because the Advanced Material Technologies and Services segment management is now responsible for Zentrix and this structure is consistent with our internal reporting and how the Chairman of the

Board evaluates the operations. The results for the prior years have been recast to reflect this change. SEA consists of Alloy Products, which includes bulk and strip form products, and beryllium hydroxide produced by Brush Resources Inc. (BRI). The Beryllium and Beryllium Composites segment consists of Beryllium Products and Brush Ceramic Products Inc., while the Engineered Material Systems segment consists of Technical Materials, Inc. (TMI).

All Other includes our parent company expenses, other corporate charges and the operating results of BEM Services, Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis. Corporate employees not covered as part of a reportable segment totaled 98 as of December 31, 2009.

We use our Investor Relations web site, www.beminc.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our web site. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The content on any web site referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

ADVANCED MATERIAL TECHNOLOGIES AND SERVICES

Sales for this segment were $460.8 million, or 64% of total sales, in 2009, $480.3 million, or 53% of total sales, in 2008 and $533.5 million, or 56% of total sales, in 2007. As of December 31, 2009, AMTS had 963 employees.

AMTS manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials, optics, performance coatings and electronic packages. These products are used in wireless, semiconductor, photonic, hybrid and other micro-electronic applications within the telecommunications and computer market. Other key markets for these products include medical, data storage, defense, security and solar energy. An in-house refinery and metal cleaning operations allow for the reclaim of precious metals from internally generated or customers’ scrap. In October 2009, we purchased Barr Associates, Inc., based in Westford, Massachusetts, which supplies optical filters, optical reflectors and high-end coated products and devices in support of defense, space and commercial applications for detection devices to aid in analysis and soldier protection. In January 2010, we purchased Academy Corporation, based in Albuquerque, New Mexico, which supplies precious metal targets to the architectural glass, solar energy, medical and microelectronics industries and has refining capabilities for reclaim of precious metals from secondary scrap markets.

AMTS’ products are sold directly from its facilities throughout the U.S., Asia and Europe, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Sumitomo Metals, Heraeus Inc., Praxair, Inc., Honeywell International Inc., Solar Applied Materials Technology Corp. and a number of smaller regional and national suppliers.

Advanced Material Technologies and Services — Sales and Backlog

The backlog of unshipped orders for AMTS as of December 31, 2009, 2008 and 2007 was $51.3 million, $34.6 million and $29.5 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2009 will be filled during 2010.

Sales are made to over 2,800 customers. Government sales, principally subcontracts, accounted for less than 1% of the sales volume in 2009, 2008 and 2007. Sales outside the United States, principally to Europe and Asia, accounted for approximately 29% of sales in 2009, 28% of sales in 2008 and 41% of sales in 2007. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Form 10-K and which is incorporated herein by reference.

Advanced Material Technologies and Services — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for AMTS amounted to $3.2 million in 2009, $2.9 million in 2008 and $2.1 million in 2007. A staff of 22 scientists, engineers and technicians was employed in this effort as of year-end 2009.

SPECIALTY ENGINEERED ALLOYS

Sales for this segment were $172.5 million, or 24% of total sales, in 2009, $299.9 million, or 33% of total sales, in 2008 and $290.0 million, or 30% of total sales, in 2007. As of December 31, 2009, SEA had 767 employees.

SEA manufactures and sells three main product families: strip products, bulk products and beryllium hydroxide. Strip products, the larger of the product families, include thin gauge precision strip and thin diameter rod and wire. These copper and nickel beryllium alloys provide a combination of high conductivity, high reliability and formability for use as connectors, contacts, switches, relays and shielding. Major markets for strip products include telecommunications and computer, automotive electronics, appliance and medical. SEA’s primary direct competitor in strip form beryllium alloys is NGK Insulators, Ltd. of Nagoya, Japan, with subsidiaries in the United States and Europe. SEA also competes with alloy systems manufactured by Global Brass and Copper, Inc., Wieland Electric, Inc., Stolberger Metallwerke GmbH, Nippon Mining, PMX Industries, Inc. and also with other generally less expensive materials, including phosphor bronze, stainless steel and other specialty copper and nickel alloys which are produced by a variety of companies around the world.

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products’ sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment. In the area of bulk products, in addition to NGK Insulators, Ltd., SEA competes with several smaller regional producers such as International Beryllium Corp., LaBronze Industriel in Europe and Young II in Asia.

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, by the Beryllium and Beryllium Composites segment. External sales of hydroxide from the Utah operations were less than 4% of Specialty Engineered Alloys’ total sales in each of the three most recent years. BRI sells beryllium hydroxide externally to NGK Insulators, Ltd.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents.

Specialty Engineered Alloys — Sales and Backlog

The backlog of unshipped orders for SEA as of December 31, 2009, 2008 and 2007 was $68.6 million, $55.5 million and $71.5 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all the backlog of orders for this segment as of December 31, 2009 will be filled during 2010.

Sales are made to over 2,100 customers. SEA had government sales, principally subcontracts, accounting for less than 1% of segment sales in 2009 and 2007 and none in 2008. Sales outside the United States, principally to Europe and Asia, accounted for approximately 57% of sales in 2009 and 2008, and 58% of sales in 2007. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Form 10-K and which is incorporated herein by reference.

Specialty Engineered Alloys — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $2.2 million in 2009, $2.3 million in 2008 and $1.9 million in 2007. A staff of seven scientists, engineers and technicians was employed in this effort as of year-end 2009.

BERYLLIUM AND BERYLLIUM COMPOSITES

Sales for this segment were $47.0 million, or 7% of total sales, in 2009, $63.6 million, or 7% of total sales, in 2008 and $60.5 million, or 6% of total sales, in 2007. As of December 31, 2009, Beryllium and Beryllium Composites had 211 employees.

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and general industrial. In June 2008, we announced that Brush Wellman Inc. had entered into an agreement with the Department of Defense to construct a $90.3 million primary beryllium facility. This facility will produce primary beryllium, the feedstock material used to produce beryllium metal products. Construction of this facility is on schedule for completion in the second half of 2010. Beryllium-containing products are sold throughout the world through a direct sales organization and through company-owned and independent distribution centers. While Beryllium and Beryllium Composites is the only domestic producer of metallic beryllium, it competes primarily with designs utilizing other materials including metals, metal matrix and organic composites.

This segment also manufactures beryllia ceramics through Brush Ceramic Products Inc., a wholly owned subsidiary in Tucson, Arizona. Electronic components utilizing beryllia are used in the telecommunications, medical, industrial and defense markets. These products are distributed through direct sales and independent sales agents. Direct competitors include American Beryllia Inc. and CBL Ceramics Limited.

Beryllium and Beryllium Composites — Sales and Backlog

The backlog of unshipped orders for Beryllium and Beryllium Composites as of December 31, 2009, 2008 and 2007 was $38.1 million, $28.7 million and $23.9 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2009 will be filled during 2010.

Sales are made to over 300 customers. Government sales, principally subcontracts, accounted for less than 2% of Beryllium and Beryllium Composites’ sales in 2009, less than 1% of segment sales in 2008 and 1% of segment sales in 2007. Sales outside the United States, principally to Europe and Asia, accounted for approximately 22% of sales in 2009, 23% of sales in 2008 and 22% of sales in 2007. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Form 10-K and which is incorporated herein by reference.

Beryllium and Beryllium Composites — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $1.4 million in 2009, $1.3 million in 2008 and $1.0 million in 2007. A staff of seven scientists, engineers and technicians was employed in this effort as of year-end 2009. Some research and development projects, expenditures for which are not material, were externally sponsored and funded.

ENGINEERED MATERIAL SYSTEMS

Sales for this segment were $34.7 million, or 5% of total sales, in 2009, $65.9 million, or 7% of total sales, in 2008 and $70.9 million, or 7% of total sales, in 2007. As of December 31, 2009, Engineered Material Systems had 157 employees.

Engineered Material Systems include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors while the largest markets are automotive electronics, telecommunications and computer and data storage. The energy and defense and medical electronic markets are smaller but offer further growth opportunities. Engineered Material Systems’ products are manufactured at our Lincoln, Rhode Island facility. Engineered Material Systems’ products are sold directly and through its sales representatives. Engineered Material Systems has limited competition in the United States and several European manufacturers are competitors for the sale of inlay strip.

Engineered Material Systems — Sales and Backlog

The backlog of unshipped orders for Engineered Material Systems as of December 31, 2009, 2008 and 2007 was $7.6 million, $7.6 million and $12.2 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2009 will be filled during 2010.

Sales are made to over 100 customers. Engineered Material Systems did not have any sales to the government for 2009, 2008 or 2007. Sales outside the United States, principally to Europe and Asia, accounted for approximately 21% of Engineered Material Systems’ sales in 2009, 17% of sales in 2008 and 13% of sales in 2007. Other segment reporting and geographic information is contained in Note M of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Form 10-K and which is incorporated herein by reference.

Engineered Material Systems — Research and Development

Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for Engineered Material Systems were nominal in 2009, 2008 and 2007.

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

Regulatory Matters

We are subject to a variety of laws which regulate the manufacture, processing, use, handling, storage, transport, treatment, emission, release and disposal of substances and wastes used or generated in manufacturing. For decades we have operated our facilities under applicable standards of inplant and outplant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals. Standards for exposure to beryllium are under review by the U.S. Occupational Safety and Health Administration (OSHA) and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. Some organizations, such as the California Occupational Health and Safety Administration and the American Conference of Governmental Industrial Hygienists, have adopted standards that are more stringent than the current standards of OSHA. The development, proposal or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium- containing products, our results of operations, liquidity and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

Executive Officers of the Registrant

Name	Age	Positions and Offices

Richard J. Hipple	57	Chairman of the Board, President and Chief Executive Officer. In May 2006, Mr. Hipple was named Chairman of the Board and Chief Executive Officer of Brush Engineered Materials Inc. He had served as President since May 2005. He was Chief Operating Officer from May 2005 until May 2006. Mr. Hipple served as President of Alloy Products from May 2002 until May 2005. He joined the Company in July 2001 as Vice President of Strip Products and served in that position until May of 2002. Prior to joining Brush, Mr. Hipple was President of LTV Steel Company, a business unit of the LTV Corporation (integrated steel producer and metal fabricator). Prior to running LTV’s steel business, Mr. Hipple held numerous leadership positions in engineering, operations, strategic planning, sales and marketing and procurement since 1975 at LTV. Mr. Hipple has served on the Board of Directors of Ferro Corporation since June 2007.
John D. Grampa	62	Senior Vice President Finance and Chief Financial Officer. Mr. Grampa was named Senior Vice President Finance and Chief Financial Officer in December 2006. Prior to that, he had served as Vice President Finance and Chief Financial Officer since November 1999 and as Vice President Finance since October 1998. Prior to that, he had served as Vice President, Finance for the Worldwide Materials Business of Avery Dennison Corporation since March 1994 and held other various positions at Avery Dennison Corporation (producer of pressure sensitive materials, office products, labels and other converted products) from 1984.
Daniel A. Skoch	60	Senior Vice President Administration. Mr. Skoch was named Senior Vice President Administration in July 2000. Prior to that time, he had served as Vice President Administration and Human Resources since March 1996. He had served as Vice President Human Resources since July 1991 and prior to that time, he was Corporate Director — Personnel.

Item 1A.	RISK FACTORS

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

Health issues, litigation and government regulation relating to our beryllium operations could significantly reduce demand for our products, limit our ability to operate and adversely affect our profitability.

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

The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee and third-party lawsuits and increased levels of scrutiny by federal, state, foreign and international regulatory authorities. This scrutiny includes regulatory decisions relating to the approval or prohibition of the use of beryllium-containing material for various uses. Concerns over CBD and other potential adverse health effects relating to beryllium, as well as concerns regarding potential liability from the use of beryllium, may discourage our customers’ use of our beryllium-containing products and significantly reduce demand for our products. In addition, continued or increased adverse media coverage relating to our beryllium- containing products could damage our reputation or cause a decrease in demand for beryllium-containing products, which could adversely affect our profitability.

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

We are subject to a variety of governmental regulations relating to the environment, including those relating to our handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for non-compliance. Others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, impose strict, retroactive and joint and several liability upon entities responsible for releases of hazardous substances. Bertrandite ore mining is also subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment and the effects that mining has on groundwater quality and availability. If we fail to comply with present and future environmental laws and regulations, we could be subject to liabilities or our operations could be interrupted. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our bertrandite ore deposits. These environmental laws and regulations could also require us to acquire costly equipment, obtain additional financial assurance, or incur other significant expenses in connection with our business, which would increase our costs of production.

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

We operate in markets characterized by rapidly changing technology and evolving customer specifications and industry standards. New products may quickly render an existing product obsolete and unmarketable. For example, copper beryllium has long been used for high reliability contacts in mobile handheld devices. Mobile device designers may justify using lower-performance materials in some of the less-critical components of mobile phones. Our growth and future results of operations depend in part upon our ability to enhance existing products and introduce newly developed products on a timely basis that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer specifications, achieve market acceptance and respond to our competitors’ products.

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

We have partnered with the Department of Defense to share in the cost of a new beryllium plant for primary beryllium feedstock. We may experience construction delays and quality and/or production issues in start-up of this new facility. Any prolonged delays of pure beryllium production from the new plant could negatively impact our Company.

We are exposed to lawsuits in the normal course of business, which could harm our business.

We are currently involved in certain legal proceedings, including those involving product liability claims, and third-party lawsuits relating to exposure to beryllium as well as claims against us of infringement of intellectual property rights of third parties and other claims arising out of the ordinary conduct of our business. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. Certain of these matters involve types of claims, that, if they result in an adverse ruling to us, could give rise to substantial liability which could have a material adverse effect on our business, operating results or financial condition.

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

A portion of our revenue is derived from the sale of defense-related products through various contracts and subcontracts. These contracts may be suspended or canceled, which could have an adverse impact on the Company’s revenues.

In 2009, 8% of our revenue was derived from sales to customers in the aerospace and defense market. A portion of these customers operate under contracts with the U.S. government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to: budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If these cancellations were to occur, it would result in a reduction to Company revenues. For example, various projects including the F-22 fighter aircraft have been canceled, which had and will have a negative impact on our sales.

Our beryllium-containing and non-beryllium-containing products are deployed in complex applications and may have errors or defects that we find only after deployment.

Our products are highly complex, designed to be deployed in complicated applications and may contain undetected defects, errors or failures. Although our products are generally tested during manufacturing, prior to deployment, they can only be fully tested when deployed in specific applications. For example, we sell beryllium- copper alloy strip products in a coil form to some customers, who then stamp the alloy for its specific purpose. On occasion, it is not until such customer stamps the alloy that a defect in the alloy is detected. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors, or failures could result in installation delays, product returns, termination of contracts with our customers, diversion of our resources, increased service and warranty costs and other losses to our customers, end users or to us. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and could damage our reputation, which could reduce our sales.

Many of our customers are subject to significant fluctuations as a result of the cyclical nature of their industries and their sensitivity to general economic conditions, which could adversely affect their demand for our products and reduce our sales and profitability.

A substantial number of our customers are in the telecommunications and computer, aerospace and defense, industrial components, data storage, automotive electronics and appliance industries. Each of these industries is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the U.S. dollar, the strength of the consumer electronics, automotive electronics and computer industries and the rate of construction of telecommunications infrastructure equipment and government spending on defense.

Also, in times when growth rates in our markets slow down, there may be temporary inventory adjustments by our customers that may negatively affect our business.

The global economic crisis is having a negative impact on our financial performance.

The global economic crisis continues to adversely affect the global economy. Some customers are experiencing difficulty in obtaining adequate financing due to the current disruption in the credit markets, which has impacted our sales. Our exposure to bad debt losses may also increase if customers are unable to pay for products previously ordered. The severe recession has also caused higher unemployment rates globally which could have an adverse affect on demand for consumer electronics, which comprised over 55% of our sales in 2009. Continuation or further deterioration of these financial and macroeconomic conditions may have a significant adverse effect on our sales, profitability and results of operations.

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

The terms of our credit facilities contain a number of restrictive covenants, including restrictions in our ability to, among other things, borrow and make investments, acquire other businesses and consign additional precious metals. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs, as well as adversely affect our ability to pursue our growth, acquisition strategies and other strategic initiatives.

Our failure to comply with the covenants contained in the terms of our indebtedness could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The terms of our credit facilities require us to comply with various covenants, including financial covenants. If the global economic crisis is prolonged, it could have a material adverse impact on our earnings and cash flow which could adversely affect our ability to comply with our financial covenants and could limit our borrowing capacity. Our ability to comply with these covenants depends, in part, on factors over which we may have no control. A breach of any of these covenants could result in an event of default under one or more of the agreements governing our indebtedness which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. Acceleration of any of our indebtedness could result in cross defaults under our other debt instruments. Our assets and cash flow may be insufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon an event of default, in which case we may be required to seek legal protection from our creditors.

We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.

We sell to customers outside of the United States from our United States and international operations. We have been and are continuing to expand our geographic reach in Europe and Asia. Shipments to customers outside of the United States accounted for approximately 35% of our sales in 2009, 37% in 2008 and 43% in 2007. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. Revenue from international operations (principally Europe and Asia) amounted to approximately 24% of our sales in 2009 and 2008 and 25% in 2007. There are a number of risks associated with international business activities, including:

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

Additionally, foreign and international regulations have also impacted our sales, margins and profitability in the past. See also “— Health issues, litigation and government regulation relating to machining and manufacturing of beryllium-containing products could significantly reduce demand for our products, limit our ability to operate and adversely affect our profitability”, and “— Our bertrandite ore mining and beryllium-related manufacturing operations and some of our customers’ businesses are subject to extensive health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulation could increase those costs and liabilities or effectively prohibit production or use of beryllium-containing products”. Further, any of these risks could continue in the future.

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

We manufacture advanced engineered materials using various precious and non-precious metals, including gold, silver, palladium, platinum, ruthenium, copper and nickel. The availability of and prices for these raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the U.S. dollar exchange rate, production costs of United States and foreign competitors, anticipated or perceived shortages and other factors. Decreased availability and fluctuating prices of precious and non-precious metals that we use in our manufacturing can increase our operating costs. For example, prices for copper have been very volatile in recent months due to global demand and market conditions. Further, we maintain some precious metals on a consigned inventory basis. The owners of the precious metals charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price of precious metals or the consignment fee could increase our financing costs, which could increase our operating costs.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, and our annual performance will be affected by the fluctuations.

We expect seasonal patterns to continue, which causes our quarterly results to fluctuate. For example, the Christmas season generates increased demand from our customers that manufacture consumer products. If our revenue during any quarter were to fall below the expectations of investors or securities analysts, our share price could decline, perhaps significantly. Unfavorable economic conditions, lower than normal levels of demand and other occurrences in any of the other quarters could also harm our results of operations.

Natural disasters, equipment failures, work stoppages, bankruptcies and other unexpected events may lead our customers to curtail production or shut down their operations.

Our customers’ manufacturing operations are subject to conditions beyond their control, including raw material shortages, natural disasters, interruptions in electrical power or other energy services, equipment failures, bankruptcies, work stoppages due to strikes or lockouts, including those affecting the automotive industry, one of our major markets, and other unexpected events. For example, Delphi Corporation, a customer of three of our business units and the largest United States supplier of automotive parts, filed for bankruptcy protection in 2005. Delphi Corporation emerged from bankruptcy reorganization in 2009. Similar events could also affect other suppliers to our customers. In either case, such events could cause our customers to curtail production or to shut down a portion or all of their operations, which could reduce their demand for our products and reduce our sales.

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

We have numerous milling and manufacturing facilities and a mining operation, which depend on electrical power, fuel or other energy sources. See “Item 2. — Properties,” of this Form 10-K. Our operating expenses are sensitive to changes in electricity prices and fuel prices, including natural gas prices. Prices for electricity and natural gas have continued to increase and can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed, and we may not be able to purchase energy at historical market rates. While we have some long-term contracts with energy suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward-fixed price supply contracts for natural gas and electricity for use in our operations, those contracts are of limited duration and do not cover all of our fuel or electricity needs. Price increases in fuel and electricity costs, such as those increases which may occur from climate change legislation or other environmental mandates, will continue to increase our cost of operations.

We have a limited number of manufacturing facilities, and damage to those facilities could interrupt our operations, increase our costs of doing business and impair our ability to deliver our products on a timely basis.

Some of our facilities are interdependent. For instance, our manufacturing facility, in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Reading, Pennsylvania, Fremont, California and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. See “Item 2 — Properties”, of this Form 10-K. The destruction or closure of any of our manufacturing facilities or our mine for a significant period of time as a result of fire, explosion, act of war or terrorism or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business and impair our ability to deliver our products on a timely basis. In such an event, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Future terrorist attacks or other acts of violence or war may directly impact our facilities. For example, our Elmore, Ohio facility is located near and derives power from a nuclear power plant, which could be a target for a terrorist attack. In addition, future terrorist attacks, related armed conflicts or prolonged or increased tensions in the Middle East or other regions of the world could cause consumer confidence and spending to decrease, decreasing demand for consumer goods that contain our products. Further, when the United States armed forces are involved in active hostilities or large-scale deployments, defense spending tends to focus more on meeting the physical needs of the troops, and planned expenditures on weapons and other systems incorporating our products may be reduced or deferred. Any of these occurrences could also increase volatility in the United States and worldwide financial markets, which could negatively impact our sales.

We may be unable to access the financial markets on favorable terms.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact our ability to sustain and grow our business and would increase our capital costs. In particular, the substantial volatility in world capital markets due to the global economic crisis has had a significant negative impact on the global financial markets.

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

All of these factors have adversely impacted our access to the financial markets at various times over the last five years. The global economic crisis may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, to the extent necessary, on satisfactory terms or at all.

Low investment performance by our domestic pension plan assets may require us to increase our pension liability and expense, which may require us to fund a portion of our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2009, for pension accounting purposes, we assumed an 8.25% rate of return on pension assets.

Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly increase the deficit position of our plans. Should the pension asset return fall below our expectations, it is likely that future pension expenses would increase. The actual return on our plan assets for the twelve months ending December 31, 2009 was a gain of approximately 16%.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $8 million to our pension plan in 2010. If our current assumptions and estimates are not correct, a contribution in years beyond 2010 may be greater than the projected 2010 contribution required.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

Our expenditures for post-retirement health benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We also provide post-retirement health benefits to eligible employees. Our retiree health expense is directly affected by the assumptions we use to measure our retiree health plan obligations, including the assumed rate at which health care costs will increase and the discount rate used to calculate future obligations. For retiree health accounting purposes, we maintained the assumed rate at which health care costs will increase for the next year at 8% for both December 31, 2009 and December 31, 2008. In addition, we have assumed that this health care cost increase trend rate will decline to 5% by 2016. We have used the same discount rates for our retiree health plans that we use for our pension plan accounting.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in assumed health care cost trend rates would have increased the post-employment benefits included among the liabilities in our balance sheet by $0.6 million at December 31, 2009.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our retiree health care expenses or obligations, diverting funds we would otherwise apply to other uses.

We are subject to fluctuations in currency exchange rates, which may negatively affect our financial performance.

A significant portion of our sales is conducted in international markets and priced in currencies other than the U.S. dollar. Revenues from customers outside of the United States (principally Europe and Asia) amounted to 35% of sales in 2009, 37% in 2008 and 43% in 2007. A significant part of these international sales are priced in currencies other than the U.S. dollar. Significant fluctuations in currency values relative to the U.S. dollar may negatively affect our financial performance. In the past, fluctuations in currency exchange rates, particularly for the euro and the yen, have impacted our sales, margins and profitability. The fair value of our net asset relating to outstanding foreign currency contracts was $0.1 million at December 31, 2009, indicating that the average hedge rates were slightly favorable compared to the actual year-end market exchange rates. While we may hedge our currency transactions to mitigate the impact of currency price volatility on our earnings, any hedging activities may not be successful.

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

Our financial results are likely to be negatively impacted by an impairment of goodwill should our shareholder equity exceed our market capitalization for a number of quarters.

A goodwill impairment charge may be triggered by a reduction in actual and projected cash flows, which could be negatively impacted by the market price of our common shares. Our goodwill balance at December 31, 2009 was $67.0 million. Any required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate manufacturing plants, service and other facilities throughout the world. During 2009, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2009, with respect to our significant facilities that are owned or leased, and the respective segments in which they are included, is set forth below.

		Approximate
		Number of
Location	Owned or Leased	Square Feet

Corporate and Administrative Offices
Mayfield Heights, Ohio(2)(3)(5)	Leased	53,800
Manufacturing Facilities
Bloomfield, Connecticut(1)	Leased	23,400
Brewster, New York(1)	Leased	75,000
Buellton, California(1)	Leased	35,000
Buffalo, New York(1)	Owned	97,000
Delta, Utah(2)	Owned	86,000
Elmore, Ohio(2)(3)	Owned/Leased	556,000/300,000
Fremont, California(3)	Leased	16,800
Limerick, Ireland(1)	Leased	18,000
Lincoln, Rhode Island(4)	Owned/Leased	130,000/11,000
Lorain, Ohio(2)	Owned	55,000
Louny, Czech Republic(1)	Leased	19,800
Milwaukee, Wisconsin(1)	Owned/Leased	99,000/7,300
Newburyport, Massachusetts(1)	Owned	30,000
Reading, Pennsylvania(2)	Owned	123,000
Santa Clara, California(1)	Leased	5,800
Singapore(1)	Leased	4,500
Subic Bay, Philippines(1)	Leased	5,000
Suzhou, China(1)	Leased	22,400
Taipei, Taiwan(1)	Leased	11,500
Tucson, Arizona(3)	Owned	53,000
Tyngsboro, Massachusetts(1)	Leased	38,000
Westford, Massachusetts(1)	Leased	75,000
Wheatfield, New York(1)	Owned	35,000
Windsor, Connecticut(1)	Leased	34,700
Service and Distribution Centers
Elmhurst, Illinois(2)	Leased	28,500
Fukaya, Japan(2)(3)(4)	Owned	35,500
Singapore(2)(3)(4)	Leased	2,500
Stuttgart, Germany(2)(4)	Leased	24,800
Theale, England(1)(2)(3)(4)	Leased	9,700
Tokyo, Japan(1)(2)(3)(4)	Leased	6,900
Warren, Michigan(2)	Leased	34,500

(1)	Advanced Material Technologies and Services

(2)	Specialty Engineered Alloys

(3)	Beryllium and Beryllium Composites

(4)	Engineered Material Systems

(5)	All Other

In addition to the above, the Company holds certain mineral rights on 7,500 acres in Juab County, Utah from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of these mineral rights are held under lease. Ore reserve data can be found in Part II, Item 7 of this Form 10-K.

Item 3.	LEGAL PROCEEDINGS

Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

Beryllium Claims

As of December 31, 2009, our subsidiary, Brush Wellman Inc., was a defendant in four proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, beryllium sensitization or chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

As of December 31, 2008, there were nine beryllium cases (involving 36 plaintiffs) and as of December 31, 2009, there were four beryllium cases (involving eight plaintiffs). During 2009:

•	two plaintiffs were added to one pending case;

•	one plaintiff was dismissed from one pending case;

•	two cases (involving nine plaintiffs) were dismissed;

•	three cases (involving 16 plaintiffs) were settled and dismissed; and

•	two plaintiffs were dismissed from one purported class action (involving nine named plaintiffs) during the third quarter; and the denial of class certification was affirmed by the appellate court during the third quarter, which plaintiffs did not appeal; therefore, the case is proceeding as an individual claim (involving five plaintiffs), and two additional plaintiffs were dismissed because they have separate claims pending.

The four pending beryllium cases as of December 31, 2009 fall into two categories: three cases involving five individual plaintiffs, plus two spouses with consortium claims, and one purported class action, involving one named plaintiff, as discussed more fully below. These cases are covered by insurance, subject to an annual deductible.

The first purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On November 14, 2007, two of the defendants filed a joint motion for an order permitting discovery to make the threshold determination of whether plaintiff is sensitized to beryllium. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. Oral argument on this motion took place on June 13, 2008. On September 30, 2008, the court granted the motion for summary judgment in favor of all of the defendants and dismissed plaintiff’s class action complaint. On October 29, 2008, plaintiff filed a notice of appeal. The Court of Appeals had granted a motion to stay the appeal due to the bankruptcy of one of the appellees, Millennium Petrochemicals. On April 3, 2009, Small Tube Manufacturing filed a motion for relief in bankruptcy court from the automatic stay, asking that the bankruptcy court modify the stay to allow Small Tube Manufacturing’s indemnification claim against Millennium Petrochemicals and the Anthony case to proceed to final judgment, including all appeals. On May 14, 2009, the bankruptcy court approved a stipulation and order modifying the automatic stay to permit Millennium Petrochemicals and Small Tube Manufacturing to participate in the appeal. On May 27, 2009, Small Tube Manufacturing filed an unopposed motion with the Court of Appeals to lift the stay, which the court granted on June 22, 2009. On July 29, 2009, the Company and the other appellees filed their brief in the Court of Appeals.

As reported above, the Company had one purported class action that is now proceeding as an individual claim. The second purported class action was Manuel Marin, et al. v. Brush Wellman Inc., filed in Superior Court of California, Los Angeles County, case number BC299055, on July 15, 2003. The named plaintiffs were Manuel Marin, Lisa Marin, Garfield Perry and Susan Perry. The defendants were Brush Wellman, Appanaitis Enterprises, Inc., and Doe Defendants 1 through 100. A First Amended Complaint was filed on September 15, 2004, naming five additional plaintiffs. The five additional named plaintiffs were Robert Thomas, Darnell White, Leonard Joffrion, James Jones and John Kesselring. The plaintiffs alleged that they had been sensitized to beryllium while employed at the Boeing Company. The plaintiffs’ wives claimed loss of consortium. The plaintiffs purported to represent two classes of approximately 250 members each, one consisting of workers who worked at Boeing or its predecessors and were beryllium sensitized and the other consisting of their spouses. They brought claims for negligence, strict liability — design defect, strict liability — failure to warn, fraudulent concealment, breach of implied warranties, and unfair business practices. The plaintiffs sought injunctive relief, medical monitoring, medical and health care provider reimbursement, attorneys’ fees and costs, revocation of business license, and compensatory and punitive damages. Messrs. Marin, Perry, Thomas, White, Joffrion, Jones and Kesselring represented current and past employees of Boeing in California; and Ms. Marin and Ms. Perry were spouses. Defendant Appanaitis Enterprises, Inc. was dismissed on May 5, 2005. Plaintiffs’ motion for class certification, which the Company opposed, was heard by the court on February 8, 2008, and the motion was denied by the court on May 7, 2008. Plaintiffs filed a notice of appeal on May 20, 2008. Oral argument took place on July 22, 2009. On August 24, 2009, the Court of Appeals issued a decision affirming the denial of class certification. Messrs. Thomas and White were dismissed as plaintiffs due to their deaths. Plaintiffs did not appeal the decision of the Court of Appeals. The case is now proceeding as an individual claim involving five plaintiffs (Messrs. Marin, Perry and Kesselring and the spouses of Messrs. Marin and Perry). Messrs. Jones and Joffrion were dismissed from this case because they already had individual claims pending. The Marin case has been stayed pending the trials of the Jones and Joffrion cases, which are scheduled for March 30, 2010.

Subsequent Events

From January 1, 2010 to March 8, 2010, the following subsequent events took place. In the Anthony case, the Court of Appeals heard oral arguments on January 11, 2010, and the matter is now under submission.

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

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the NY Action), WAM had asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third-party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action temporarily was stayed pending resolution of the ownership issue in the CA Action (defined below), as discussed more fully below. On January 26, 2009, the Court in the CA Action ordered that the case and remaining issues be transferred to the Court in the NY Action. As a result, the stay in the NY Action has been lifted, and the Court in the NY Action has consolidated the CA Action with the NY Action. With the parties having resumed pre-trial proceedings, Target had moved the Court to further amend its counts for infringement to include only certain claims of six of the patents claimed to be owned by Target. If granted, Target’s counts for infringement of other claims in those patents and six other patents claimed to be owned by Target would be removed from the NY Action. WAM had opposed the motion to the extent Target seeks dismissal without prejudice of the counts for infringement of the other claims and other patents. Following a Court hearing on Target’s motion to amend its pleadings and upon agreement of the parties, Target further amended its counts for infringement to include a total of nine U.S. patents and withdrawing four other patents. In response to Target’s amendment of its pleadings, WAM moved for (a) dismissal of Target’s counts for lack of jurisdiction on the basis that Target did not own the patents, (b) terminating sanctions on the basis of litigation misconduct by Target, and (c) a stay of discovery pending a decision by the Court on the first two WAM motions, all of which motions are pending. WAM continues to dispute Target’s claims of ownership of all of the patents and denies both validity and infringement of the patent claims. Following a September 11, 2009 oral argument on WAM’s motions, the Magistrate Judge reserved decision and pending the Court’s action on the motions effectively stayed further discovery. On October 28, 2009, the Magistrate Judge recommended to the District Court Judge that the Court deny WAM’s motion for dismissal of Target’s counts for lack of jurisdiction on the basis of WAM’s claim that Target did not own the patents. The Magistrate Judge reasoned that, in view of the earlier reported November 2008 settlement agreement between the Sony companies and Target, any lack of jurisdiction was cured when in July 2009, Target filed an amended answer. The Magistrate Judge further deferred until trial WAM’s motion for terminating sanctions because of Target’s litigation misconduct, but reopened discovery. Both WAM and Target objected to the Magistrate Judge’s report, and their objections are yet to be heard by the District Court Judge before he may rule on the recommendation. Nothwithstanding the Magistrate Judge’s recommendation, WAM continues to dispute Target’s claims of ownership of the patents remaining in the Action, and to deny both validity and infringement of the patents. The Magistrate Judge by separate order and with the consent of the parties referred the case to a mediator for consideration under the Court’s alternate dispute resolution plan, which mediation is ongoing. No deadline to complete discovery has yet been set, nor has a trial date been scheduled.

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

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common shares are listed on the New York Stock Exchange under the symbol “BW”. As of February 22, 2010, there were 1,444 shareholders of record. The table below is a summary of the range of market prices with respect to common shares during each quarter of fiscal years 2009 and 2008. We did not pay any dividends in 2009 or 2008. We have no current intention to declare dividends on our common shares in the near term. Our current policy is to retain all funds and earnings for the use in the operation and expansion of our business.

	Stock Price Range
Fiscal Quarters	High	Low

2009
First	$17.27	$10.50
Second	19.19	12.41
Third	25.38	14.11
Fourth	27.06	17.11
2008
First	$38.12	$23.77
Second	34.63	24.60
Third	31.27	19.07
Fourth	19.41	6.98

Performance Graph

The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the S&P SmallCap 600 Index and the Russell 2000 Index as Brush Engineered Materials Inc. is a component company of these indices.

	2004	2005	2006	2007	2008	2009

Brush Engineered Materials	$100	$86	$183	$200	$69	$100
S&P SmallCap 600	$100	$108	$124	$124	$85	$107
Russell 2000	$100	$105	$124	$122	$81	$103

The above graph assumes that the value of our common shares and each index was $100 on December 31, 2004 and that all dividends, if paid, were reinvested.

Item 6.	SELECTED FINANCIAL DATA

Brush Engineered Materials Inc. and Subsidiaries

(Thousands except for per share data)	2009	2008	2007	2006	2005

For the year
Net sales	$715,186	$909,711	$955,709	$763,054	$541,267
Cost of sales	623,764	757,836	759,037	600,882	431,024
Gross margin	91,422	151,875	196,672	162,172	110,243
Operating (loss) profit	(19,485)	28,071	84,465	43,840	19,509
Interest expense — net	1,299	1,995	1,760	4,135	6,372
(Loss) income before income taxes	(20,784)	26,076	82,705	39,705	13,137
Income taxes (benefit)	(8,429)	7,719	29,420	(9,898)	(4,688)
Net (loss) income	(12,355)	18,357	53,285	49,603	17,825
Earnings per share of common stock:
Basic	(0.61)	0.90	2.62	2.52	0.93
Diluted	(0.61)	0.89	2.59	2.45	0.92
Depreciation and amortization	32,369	34,204	24,296	25,141	22,790
Capital expenditures	44,173	35,515	26,429	15,522	13,775
Mine development expenditures	808	421	7,121	—	—
Year-end position
Working capital	140,482	189,899	216,253	158,061	115,531
Ratio of current assets to current liabilities	2.0 to 1	2.8 to 1	2.9 to 1	2.4 to 1	2.4 to 1
Property and equipment:
At cost	665,361	635,266	583,961	557,861	540,420
Cost less depreciation and impairment	227,766	207,254	186,175	175,929	177,062
Total assets	621,953	581,897	550,551	498,606	402,702
Long-term liabilities	131,630	116,524	69,140	70,731	73,492
Long-term debt	8,305	10,605	10,005	20,282	32,916
Shareholders’ equity	339,859	347,097	353,714	291,000	211,478
Weighted-average number of shares of stock outstanding:
Basic	20,191	20,335	20,320	19,665	19,219
Diluted	20,191	20,543	20,612	20,234	19,371

Capital expenditures shown above include amounts spent under government contracts for which reimbursements were received from the government in the amounts of $28.2 million in 2009, $8.0 million in 2008 and $3.5 million in 2007. The reimbursements are recorded within long-term liabilities.

Changes in deferred tax valuation allowances decreased income tax expense by $21.8 million in 2006 and $8.1 million in 2005.

See Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an integrated producer of high performance advanced engineered materials used in a variety of electrical, electronic, thermal and structural applications. Our products are sold into numerous markets, including telecommunications and computer, aerospace and defense, medical, industrial components, data storage, automotive electronics and appliance.

Sales of $715.2 million were 21% lower in 2009 than in 2008 largely as a result of the global economic crisis as demand from various key markets declined significantly beginning in the fourth quarter 2008 and continued to remain at very low levels into 2009. We believe that there was excess inventory in the supply chain that needed to be worked down when the crisis hit and therefore the demand from our customers on us initially fell further than the decline in consumer spending. Conditions improved in portions of various markets as 2009 progressed, but this improvement was tempered by a softening of defense and medical market sales in the second half of the year. After reaching a near-term low point in the first quarter 2009, order entry and sales grew in each subsequent quarter of the year. Shipping levels in the fourth quarter 2009, however, still remained below the shipping levels in 2008 before the crisis began.

Gross margin and profitability declined significantly in 2009 largely as a result of the fall-off in sales. In response to the decline in sales, we implemented various cost-saving initiatives that helped offset a portion of the negative margin impact of the lower sales volume. Manpower levels were reduced, compensation and benefits were frozen and/or cut and various discretionary spending items were eliminated.

The operating loss was $19.5 million in 2009 compared to an operating profit of $28.1 million in 2008. In addition to the impact from the changes in sales volumes and the cost-saving initiatives, profitability in 2009 was affected by an unfavorable non-cash $4.9 million mark-to-market valuation on a derivative and $2.1 million of severance and restructuring costs.

In October 2009, we purchased the outstanding stock of Barr Associates, Inc. (Barr) for $55.2 million in cash. Barr produces precision thin film optical filters used in defense, medical, telecommunications and other markets. The acquisition of Barr, coupled with our existing operations, allows us to provide a broad array of optical filters across a wide band of wavelengths.

We reduced our working capital investments in light of the reduced sales and profitability and, as a result, we generated cash flow from operations of $41.5 million in 2009. We also limited our capital spending to high priority items; capital spending, excluding amounts reimbursed by the Department of Defense under a government contract, was below the level of depreciation.

Debt totaled $64.5 million at year-end 2009, an increase of $22.7 million during the year. The debt-to-debt-plus-capital-ratio was 16% at December, 31, 2009. The increase in debt plus the cash flow from operations and excess cash were used to fund the Barr acquisition and capital expenditures.

RESULTS OF OPERATIONS

(Millions except for per share data)	2009	2008	2007

Net sales	$715.2	$909.7	$955.7
Operating (loss) profit	(19.5)	28.1	84.5
(Loss) income before income taxes	(20.8)	26.1	82.7
Net (loss) income	(12.4)	18.4	53.3
Diluted earnings per share	(0.61)	0.89	2.59

Sales of $715.2 million in 2009 were $194.5 million, or 21%, lower than sales of $909.7 million in 2008, while sales in 2008 were $46.0 million, or 5%, lower than sales of $955.7 million in 2007.

Domestic sales declined 19% in 2009 from 2008 after growing 6% in 2008 over 2007. International sales were 25% lower in 2009 than 2008 and 19% lower in 2008 than in 2007.

Sales to all major markets were lower in 2009 than in 2008. Demand from various markets declined significantly as a result of the global economic crisis and the related impact on consumer spending. We believe that the demand level in certain markets initially fell further than the actual decline in consumer spending levels as a result of excess inventory levels in the downstream supply chain. Sales to certain markets also were affected by government spending levels, energy prices and other factors in 2009.

Sales to the telecommunications and computer market, our largest market, declined 16% in 2009 from 2008 after growing 19% in 2008 over 2007. Demand levels started to soften in the fourth quarter 2008 and then fell significantly in the first quarter 2009 due to the global economic crisis. By the fourth quarter 2009, demand had improved over the levels from the first quarter 2009 but had not yet returned to the levels prior to the start of the crisis. Demand from the appliance market was also severely affected by the economic crisis and our sales into this market declined by over 40% in 2009.

Automotive electronic sales declined at a double digit rate in both 2009 and 2008 from the respective prior years. Shipments into Europe, partially spurred by the lower value of the U.S. dollar, helped offset a portion of the weakness in the U.S. market.

Sales for defense applications, which had grown in 2008 over 2007, initially were not affected by the global economic crisis and remained solid for the first half of 2009. However, program funding delays, push outs of orders and other factors reduced demand in the second half of the year and defense sales in 2009 fell below the 2008 level.

Medical market sales were higher in the first half of 2009 than the first half of 2008, but a combination of softer demand and a manufacturing quality issue, which has been resolved, reduced sales in the second half of the year. Medical sales had grown in 2008 over 2007 in part due to the acquisition of Techni-Met in the first quarter 2008.

Sales for oil and gas applications within the industrial components market grew in the first three quarters of 2008 over 2007, but then declined in the fourth quarter 2008 due to temporary disruptions to drilling operations in the southern U.S. caused by Hurricane Ike and a decline in energy prices. Demand remained soft in 2009 as a result of the relatively low energy prices and excess inventories in the supply chain.

Sales into the data storage market were lower in 2009 from 2008 after declining significantly in 2008 from the very high levels in 2007. See “Segment Disclosures” below for further discussion.

Offsetting a portion of the weakness in our traditional markets was the continued development of various new products and applications for our existing and new markets. One of the key new markets we are targeting for growth is the energy market. Each of our major businesses is developing solar and/or alternative energy applications for this growing market and, while still relatively minor, sales into this market improved in 2009 over the 2008 level.

Sales are affected by metal prices as changes in precious metal and a portion of the changes in base metal prices, primarily copper, are passed on to our customers. Copper prices have been volatile and, while market prices by year-end 2009 were quite high, the average price for 2009 was lower than the average price for 2008. The average price for copper in 2008 was higher than the 2007 average price. Prices for gold and other precious metals increased in the second half of 2009 and for the year were higher on average than in 2008. Precious metal prices were higher in 2008 than in 2007 as well. Ruthenium prices have fallen over the last two years. We estimate that the net metal price impact decreased sales $9.1 million in 2009 as compared to 2008 and increased sales $50.7 million in 2008 as compared to 2007.

We implemented various cost-saving initiatives beginning late in the fourth quarter 2008 and throughout the first nine months of 2009 in response to the weakening order entry rate at that time. By the end of 2009, excluding the impact of the Barr acquisition in the fourth quarter 2009, total manpower was reduced by 14% from year-end 2008 levels and 17% from the end of the third quarter 2008. Overtime in the plants was eliminated and regular work hours were reduced in many cases. The Company match for the 401(k) savings plan was first reduced in half and then suspended altogether for the majority of employees. Discretionary spending was reduced and various projects and initiatives were cancelled or delayed. Compensation levels were frozen and then reduced for the majority of employees; by year-end 2009, the pay reductions were reinstated. These cost-saving initiatives favorably impacted gross margins and selling, general and administrative expenses in 2009. Severance and related costs associated with the headcount reductions totaled $2.1 million in 2009 and were included in selling, general and administrative expenses on the Consolidated Statement of Income.

We estimate that spending on certain operating costs (excluding materials) and other manufacturing overhead and administrative costs was reduced by approximately 21% in 2009 from the 2008 level.

Gross margin of $91.4 million was 13% of sales in 2009 compared to $151.9 million, or 17% of sales, in 2008 and $196.7 million, or 21% of sales, in 2007. The lower sales volume in 2009 reduced margins by an estimated $69.5 million from 2008 and was the cause for the overall decline in margins in 2009 from 2008. Production levels were reduced in 2009 (due to the lower sales and a reduction in inventory) which resulted in operating inefficiencies at various facilities that negatively affected margins. The change in product mix was unfavorable in 2009 as compared to 2008 partially due to lower sales of higher margin generating beryllium-containing products in 2009. The 2009 gross margin was also reduced by the cost of a manufacturing quality return, unplanned downtime on a key piece of equipment and inventory valuation adjustments.

The cost-reduction efforts offset a portion of the negative impact of the above items on gross margin in 2009 as operating and overhead manufacturing costs were lower in 2009 than in 2008.

The market price of ruthenium declined from a high of over $800 per troy ounce in the first quarter 2007 to a low of below $100 per troy ounce in 2009. Accounting regulations require inventory to be carried at the lower of its cost or market. As a result of the generally falling prices over this time period, we recorded lower of cost or market charges of $0.7 million in 2009, $15.2 million in 2008 and $4.5 million in 2007.

After a rapid increase in the market price of ruthenium late in 2006 and early 2007, we sold products at prices significantly higher than their original material cost, generating an additional $22.9 million of margin, primarily in the first half of 2007. This benefit did not repeat in 2008 and 2009 as we changed our pricing practices so that our purchase price for ruthenium forms the basis for the price charged to our customers.

In addition to the above items that affected the comparison between the 2008 and 2007 gross margin, the lower sales volume in 2008 reduced margins by an estimated $21.0 million as compared to 2007. Manufacturing overhead costs were higher in 2008 than in 2007 due to increases in utilities, freight and other items. The margin generated by Techni-Met, improved pricing in portions of the business and a favorable foreign currency translation effect offset a portion of the impact of the decline in volume, changes in product mix and higher overhead costs. Margins were reduced $5.7 million in 2007 as a result of quality returns from a key customer and related rework and scrap costs.

In the first quarter 2009, we determined that the domestic defined benefit pension plan was curtailed due to the significant reduction in force. As a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit during the first quarter 2009, $0.8 million of which was recorded against cost of sales and $0.3 million recorded against selling, general and administrative expenses on the Consolidated Statement of Income. In addition to the one-time benefit, the 2009 annual expense under the plan was reduced by $1.0 million from the initial projected expense had the plan not been curtailed. The all-in expense on this plan was $3.2 million in 2009 compared to $4.8 million in 2008. See “Critical Accounting Policies” below.

Selling, general and administrative expenses (SG&A) were $89.8 million in 2009 (13% of sales), $104.5 million in 2008 (11% of sales) and $110.1 million in 2007 (12% of sales). SG&A expenses declined 14% in 2009 from 2008 after having declined 5% in 2008 from 2007. The lower expense in 2009 as compared to 2008 was mainly due to the cost reduction efforts in light of the sales decline as manpower levels and costs and discretionary spending were cut in 2009. Sales and distribution-related expenses were lower in 2009 than in 2008 as well.

The incentive compensation expense on plans designed to pay in cash was $1.2 million lower in 2009 than in 2008 and $8.2 million lower in 2008 than in 2007. The changes in the annual expense between years were caused by the performance of the individual businesses relative to their plans’ objectives. Stock-based compensation expense, including the expense for performance restricted shares, stock options, stock appreciation rights and restricted stock, was $3.5 million in 2009, $2.6 million in 2008 and $3.9 million in 2007. The comparison of stock-based compensation expense between years is affected by changes in plan design, actual performance relative to the plans’ objectives, movement in our stock price and other factors.

International SG&A expenses, excluding incentive compensation, were approximately 19% lower in 2009 than in 2008 largely due to the cost reductions efforts and a decline in sales-related expenses. International expenses had increased modestly in 2008 over 2007, mainly as a result of translation rate differences.

Acquisition-related expenses for legal, accounting and due diligence services totaled $0.7 million in 2009. As a result of a change in accounting regulations effective January 1, 2009, acquisition-related expenses must be charged against income as incurred. Previously, these expenses would have been capitalized as part of the cost of the acquisition.

Other corporate administrative expenses were down $5.6 million in 2009 from 2008 in part due to the cost-reduction efforts and the related impact on compensation and benefits. Information technology costs were also lower as were costs for various outside services. In 2008, corporate administrative expenses increased $3.0 million over 2007 largely due to higher legal, compliance and information technology costs.

In addition to the items noted above, the comparison of the total SG&A expenses between 2008 and 2007 was affected by the inclusion of Techni-Met beginning in the first quarter 2008 and higher retirement costs in 2008.

Research and development expenses (R&D) totaled $6.8 million in 2009, $6.5 million in 2008 and $5.0 million in 2007. R&D expenses were below 1% of sales in each of the last three years, although despite the corporate-wide cost reduction efforts in light of the lower sales volume, we increased our R&D spending slightly in 2009. R&D efforts are focused on developing new products and applications as well as continuing improvements in our existing products.

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

There were no litigation settlement gains in 2009.

Derivative ineffectiveness expense of $4.9 million was recorded in 2009 on a copper derivative embedded in a debt obligation secured during the year. The derivative serves as an economic hedge to changes in the value of our copper inventories. However, the derivative does not qualify as a hedge for accounting purposes and changes in its fair value must be recorded against income as ineffectiveness. The derivative was in a loss position as of year-end 2009 as a result of an increase in the market price of copper since the derivative’s inception. The $4.9 million was a non-cash expense in 2009.

Derivative ineffectiveness expense of $0.2 million in 2008 and $0.1 million in 2007 was due to changes in the fair value of an interest rate swap that did not qualify as a hedge for accounting purposes. This swap was terminated in the fourth quarter 2008.

Other-net expense for each of the last three years is summarized in the following table:

	Income (Expense)
(Millions)	2009	2008	2007

Foreign currency exchange losses	$(0.7)	$(3.7)	$(0.6)
Amortization of intangible assets	(4.0)	(3.5)	(1.2)
Metal consignment fees	(3.3)	(4.5)	(2.0)
Directors’ deferred compensation	(0.1)	1.2	(0.3)
Loss on sale of business	—	—	(0.3)
All other items	(1.4)	(3.1)	(1.3)

Total	$(9.5)	$(13.6)	$(5.7)

Foreign currency exchange gains and losses result from movements in value of the U.S. dollar against the euro, yen and sterling and the maturity of hedge contracts.

The amortization of intangible assets increased in 2009 over 2008 primarily as a result of the intangible assets acquired with Barr in the fourth quarter 2009 and a full year of amortization of the Techni-Met intangible assets. The increased amortization in 2008 over 2007 was due to the intangible assets purchased as part of the Techni-Met acquisition in the first quarter 2008. See Note E to the Consolidated Financial Statements.

Metal financing fees are a function of the quantity and market price of precious metals held on consignment and the consignment fee rate. The fee was lower in 2009 than in 2008 as a result of a reduction in the quantities of metal on hand. The fee increased in 2008 over 2007 due to the inclusion of Techni-Met’s metal requirements under our existing lines beginning in the first quarter 2008.

The income or expense on the directors’ deferred compensation plan was a function of the outstanding shares in the plan and movements in the market price of our stock. In the first quarter 2009, the Board of Directors amended the deferred compensation plan, eliminating the directors’ ability to transfer their deferral balance between stock and other investment options allowable under the plan. As a result of the amendment, effective with the beginning of the second quarter 2009, the shares being held are no longer marked-to-market against the income statement in accordance with accounting guidelines. Prior to this change, in 2008, the share price decreased, which reduced our liability and created income. In 2007, the share price increased, increasing our liability to the plan and resulting in an expense.

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

The operating loss in 2009 was $19.5 million compared to an operating profit of $28.1 million in 2008. This $47.6 million reduction in profitability was primarily a result of the lower gross margin due to the decline in sales and other factors along with the derivative ineffectiveness loss offset in part by the operating and overhead spending savings from the cost reduction efforts, lower foreign currency exchange losses and other items.

The 2008 operating profit was $56.4 million less than the record-high operating profit of $84.5 million generated in 2007. The lower of cost or market charge in 2008 compared to the ruthenium pricing benefit net of the lower of cost or market charge and quality return charge in 2007 and the differences in litigation settlement gain between years accounted for $35.5 million of the decline in profit. The remaining $20.9 million decline in profit was due to the margin impact from the lower sales volumes in 2008, increased manufacturing overhead costs, higher amortization expense, foreign currency exchange losses and other factors. Operating profit was 3% of sales in 2008 and 9% of sales in 2007.

Interest expense was $1.3 million in 2009, $2.0 million in 2008 and $1.8 million in 2007. While debt levels and the associated interest expense increased in the fourth quarter 2009 mainly as a result of the acquisition of Barr, average debt levels for the full year 2009 were lower than in 2008. The average borrowing rate was lower in 2009 than in 2008 as well. The average debt level was higher throughout 2008 than in 2007, primarily due to the Techni-Met acquisition, but the average borrowing rate was lower.

The (loss) income before income taxes and the income tax (benefit) expense for each of the past three years were as follows:

(Dollars in millions)	2009	2008	2007

(Loss) income before income taxes	$(20.8)	$26.1	$82.7
Income tax (benefit) expense	(8.4)	7.7	29.4
Effective tax rate	(40.6)%	29.6%	35.6%

The effects of percentage depletion (a tax benefit that results from our mining operations), the production deduction and foreign source income and deductions were major causes of the differences between the effective and statutory rates for all three years. The effect of executive compensation was also a major cause for the difference between the effective and statutory rates in 2008 and 2007.

In 2009, the effective rate was affected by a net $0.7 million reduction in the tax reserves that was recorded in accordance with accounting guidelines. In 2008, tax reserves were reduced a net $1.3 million while tax reserves were reduced by an immaterial amount in 2007.

See Note P to the Consolidated Financial Statements for a reconciliation of the statutory and effective tax rates.

The net loss was $12.4 million, or $0.61 per share diluted, in 2009 compared to net income of $18.4 million, or $0.89 per share diluted, in 2008 and $53.3 million, or $2.59 per share diluted, in 2007.

Segment Disclosures

The Company has four reportable segments — Advanced Material Technologies and Services, Specialty Engineered Alloys, Beryllium and Beryllium Composites and Engineered Material Systems.

Beginning in the first quarter 2009, the operating results for Zentrix Technologies Inc. (Zentrix), a small, wholly owned subsidiary, are included in the Advanced Material Technologies and Services segment. Previously, Zentrix had been included with the corporate office as part of All Other. We made this change because the Advanced Material Technologies and Services segment management is now responsible for Zentrix and this structure is consistent with our internal reporting and how the Chairman of the Board evaluates the operations. The results for the prior years have been recast to reflect this change. Results by segment are shown in Note M to the Consolidated Financial Statements.

The All Other column in Note M includes our parent company expenses, other corporate charges and the operating results of BEM Services, Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

The All Other column shows an operating loss of $9.4 million in 2009 and $2.9 million in 2008 and an operating profit of $3.9 million in 2007. The increased loss in 2009 as compared to 2008 was due primarily to the $4.9 million derivative ineffectiveness expense recorded in 2009, the $1.1 million litigation settlement gain recorded in 2008, the difference in the directors’ deferred compensation between years and differences in the level of costs charged to the other units offset in part by lower corporate spending and other factors.

The change in profitability between 2008 and 2007 was due to a combination of the difference in litigation settlement gains between periods, increased corporate costs, lower charges out to the business units and other factors offset in part by reduced incentive compensation and the difference in the directors’ deferred compensation expense.

Advanced Material Technologies and Services

(Millions)	2009	2008	2007

Net sales	$460.8	$480.3	$533.5
Operating profit	22.6	10.8	60.4

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials, optics, performance coatings and electronic packages. These products are used in wireless, semiconductor, photonic, hybrid and other microelectronic applications within the telecommunications and computer market. Other key markets for these products include medical, data storage, defense, security and solar energy. An in-house refinery and metal cleaning operations allow for the reclaim of precious metals from internally generated or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. Development of new products and new technologies is key for long-term growth. This segment has domestic facilities in New York, Connecticut, Wisconsin, Massachusetts and California and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services of $460.8 million in 2009 were $19.5 million, or 4%, lower than sales of $480.3 million in 2008. Sales in 2008 were 10% lower than sales of $533.5 million in 2007.

We adjust our selling prices daily to reflect the current cost of the precious and various non-precious metals sold. The cost of the metal is generally a pass-through to the customer and we generate a margin on our fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margin dollars generated by those sales. On average, metal prices were higher in 2009 and 2008 than the respective prior years. We estimate that the higher metal prices increased sales by $5.0 million in 2009 as compared to 2008 and $45.8 million in 2008 as compared to 2007. This higher metal price pass-through offset a portion of the decline in sales due to lower underlying volumes in both 2009 and 2008.

After a weak first quarter 2009, sales of vapor deposition targets, lids and wire products manufactured at the Buffalo, New York facility for wireless and semiconductor applications improved and were solid the last three quarters of the year. Sales of these products had grown significantly in 2008 over 2007, but were adversely affected by the global economic crisis beginning late in 2008 as key customers pushed orders out in response to the slowdown in consumer spending.

Sales of lids from Thin Film Technology, Inc. (TFT), a wholly owned subsidiary, grew 6% in 2009 over 2008 after growing over 50% in 2008 over 2007. The growth in sales in 2008 was fueled by strong demand from the defense and medical markets and this high level of growth from both markets continued into the first half of 2009. However, a key defense customer lost a major application for its product, resulting in significantly reduced demand for lids from TFT in the second half of 2009. Sales for medical applications remained solid throughout 2009.

Sales of inorganic chemicals and other materials from CERAC, a wholly owned subsidiary, declined in 2009 as demand softened due to the global economic crisis. Demand levels started to improve in the fourth quarter 2009. Sales from CERAC had grown at a double digit rate in 2008 over 2007. CERAC’s products are used in optics, security, solar energy and other applications.

Sales of precision precious metal polymer films for the medical market from Techni-Met grew in the first half of 2009 over the first half of the prior year. However, a slight softening of demand coupled with a manufacturing quality issue late in the third quarter resulted in reduced shipments in the fourth quarter and sales for the year being lower than 2008. The manufacturing issue has been resolved and we anticipate that shipments will ramp back up to the level prior to this issue during the first quarter 2010. Techni-Met was acquired in early 2008 and contributed to the growth in sales to the medical market in 2008 over 2007.

Sales of targets manufactured at the Brewster, New York facility for media applications within the data storage market declined by $3.2 million in 2009 from 2008 after declining $141.9 million in 2008 from 2007. Media sales grew significantly and quickly in 2007 as a result of our product development efforts allowing us to capture a share of this growing market, particularly as customers were converting over to the perpendicular magnetic recording technology. However, after a quality issue and a change in material specifications, sales declined in the second half of 2007 from the first half of that year. The ramifications of these and other material supply issues continued and, along with weaker market demand in the second half of 2008 and falling prices, caused sales to decline in 2008. Sales remained soft throughout 2009, although there was some improvement in the fourth quarter.

While the dollar value of media sales was lower in 2009 than in 2008, volumes processed and shipped were actually higher as the sales value was affected by lower metal prices, changes in the metal composition and a shift in material supply arrangements (i.e., the use of customer supplied metal as opposed to metal that we own). The volume decline in 2008 relative to 2007 was also less than the sales decline.

Sales of electronic packages from Zentrix increased 8% in 2009 over 2008 after increasing 2% in 2008 over 2007. Demand levels from Asia improved in the second half of 2009.

The acquisition of Barr added to the sales from Advanced Material Technologies and Services in the fourth quarter 2009. Barr produces thin film optical filters that enable complex technologies in a variety of markets. Barr’s products are complementary to the segment’s existing product lines, particularly the products manufactured by TFT. Barr and TFT together offer a variety of solutions for optical applications over a wide spectrum of wavelengths.

Advanced Material Technologies and Services generated gross margins of $68.1 million (15% of sales) in 2009, $59.6 million (12% of sales) in 2008 and $103.1 million (19% of sales) in 2007.

Margins grew in 2009 on the lower sales volume largely due to lower of cost or market charges of $0.7 million in 2009 compared to $15.2 million in 2008. This $14.5 million benefit between years was partially offset by an estimated $8.0 million margin impact from the lower sales volume. The negative volume impact on margins was net of an improvement in margin contribution from TFT and Zentrix in 2009 from 2008. The manufacturing issue in the third quarter and various inventory valuation adjustments reduced margins by an estimated $1.1 million in 2009. The change in product mix was slightly unfavorable in 2009. Manufacturing overhead costs at the existing facilities were reduced in 2009, but these savings were partially offset by the inclusion of Barr beginning in the fourth quarter. A $2.6 million sales correction in the first quarter 2008 of an error from 2007 affected the margin comparison between 2009 and 2008 as well.

The $43.5 million decline in gross margin in 2008 from 2007 was caused largely by the lower sales volumes from the Brewster facility to the data storage market and the $15.2 million of lower of cost or market charges on ruthenium inventories. Margins were also lower in 2008 as a result of the previously discussed net $12.7 million benefit (the $22.9 million benefit from the sale of the low cost ruthenium inventory at higher market prices, the $4.5 million lower of cost or market charge and the $5.7 million quality charge) that flowed through this segment’s margins in 2007. Manufacturing overhead costs increased $12.7 million in 2008 over 2007 as a result of the expansion of several facilities, the addition of Techni-Met and other factors. Offsetting a portion of these unfavorable movements was a growth in margins from various portions of the business, including CERAC, TFT and the Buffalo operations. The acquisition of Techni-Met provided a margin benefit in 2008 as well.

SG&A, R&D and other-net expenses from Advanced Material Technologies and Services totaled $45.5 million (10% of sales) in 2009, $48.7 million (10% of sales) in 2008 and $42.6 million (8% of sales) in 2007. Expenses were reduced in 2009 mainly in response to the lower sales volumes. Manpower levels and costs and discretionary spending items were reduced at various facilities during the year.

The comparison of expenses between years was affected by the acquisitions. The decline in expenses in 2009 was net of the $1.9 million in SG&A expenses incurred by Barr since its acquisition in the fourth quarter 2009. The increase in expenses in 2008 over 2007 was partially due to the $2.1 million of SG&A and R&D expenses incurred by Techni-Met in 2008 since its acquisition in the first quarter of that year.

Incentive compensation expense increased $0.1 million in 2009 over 2008 after declining $1.8 million in 2008 from 2007. R&D costs increased in each of the last two years in order to support the current business and future growth. International SG&A expenses declined $1.3 million in 2009 over 2008. In 2008, international SG&A expenses grew $0.5 million over 2007. Corporate charges were lower in 2009 than in 2008 after increasing in 2008 over 2007.

Amortization of intangible assets increased $0.5 million in 2009 over 2008 largely due to the acquisition of Barr in the fourth quarter 2009. Amortization was $2.4 million higher in 2008 than 2007 as a result of the intangible assets purchased as part of the Techni-Met acquisition.

Metal financing fees were $1.2 million lower in 2009 than in 2008 primarily due to a reduction in the average quantity of metal on hand. Metal financing fees increased $2.5 million in 2008 due to the inclusion of Techni-Met and changes in the market value of the metal.

Operating profit from Advanced Material Technologies and Services was $22.6 million in 2009, more than double the profit of $10.8 million in 2008 as a result of the margin improvement and lower expenses. Profit in 2008 was $49.6 million lower than the profit of $60.4 million in 2007. The lower profit in 2008 resulted primarily from the fall-off in data storage market sales and the related ruthenium inventory issues. Operating profit was 5% of sales in 2009, 2% in 2008 and 11% in 2007.

Specialty Engineered Alloys

(Millions)	2009	2008	2007

Net sales	$172.5	$299.9	$290.0
Operating (loss) profit	(32.3)	5.8	7.6

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products’ sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment; and

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, by the Beryllium and Beryllium Composites segment. External sales of hydroxide from the Utah operations were less than 4% of Specialty Engineered Alloys’ total sales in each of the three most recent years.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents.

Sales from Specialty Engineered Alloys of $172.5 million in 2009 were $127.4 million, or 42%, lower than sales of $299.9 million in 2008 primarily due to the impact of the global economic crisis on shipments of both strip and bulk products. Sales to all major markets declined at double digit rates in 2009 from the 2008 levels. Sales in 2008 were 3% higher than sales of $290.0 million in 2007 as a result of improved pricing and mix, the translation effect on foreign currency denominated sales and the pass-through of higher metal prices.

Sales of strip products declined in 2009 and 2008 from the respective prior year while sales of bulk products declined in 2009 from 2008 after increasing in 2008 over 2007.

Demand for strip products from the telecommunications and computer and automotive electronic markets, which was relatively soft during the first three quarters of 2008, declined severely in the fourth quarter 2008 and the first half of 2009 as a result of low consumer spending and excess inventories in the supply chain. As this inventory was worked off and overall market conditions started to improve, demand for strip products increased in the second half of 2009 over the first half of the year. This improvement in demand in the second half of the year was largely for telecommunications applications in Asia and automotive and appliance applications in Europe.

Initially, bulk product volumes were not affected as severely by the global economic crisis as strip products. However, a fall-off in demand from the oil and gas and aerospace markets coupled with high downstream inventory positions within the supply chain led to a significant decline in volumes in 2009. Bulk product sales into the oil and gas market were weak as a result of the soft demand for energy which is keeping the price of oil below the level that would spur significant exploration and production increases. The growth in bulk product sales in 2008 over 2007 was partially due to increased sales for oil and gas applications as a result of higher energy prices during that year. After growing in 2008 over 2007, sales for aerospace applications softened in 2009 due to ongoing deferrals of new aircraft builds and decreased repair and maintenance activities. Some improvement in demand was seen in the second half of 2009 for military and heavy equipment applications as well as plastic mold tooling for the appliance and automotive markets. Bulk products remained well positioned in its markets and we believe sales should grow once market conditions improve.

Strip product volumes (i.e., pounds shipped) were 32% lower in 2009 than 2008 and 13% lower in 2008 than in 2007. Bulk product volumes declined 45% in 2009 from 2008 after growing 6% in 2008 over 2007. Copper prices were lower on average in 2009 than in 2008 and were responsible for an estimated $14.1 million of the sales decline in 2009 from 2008. Higher copper prices accounted for an estimated $4.8 million of the sales increase in 2008 over 2007.

The order entry rate was extremely weak in the first half of 2009. However, the rate improved in the second half of 2009, primarily due to increased demand for strip products, and the order entry rate in the fourth quarter 2009 exceeded the rate in the fourth quarter 2008 (although it was still below the rate from the first nine months of 2008). The improvement in the order entry rate continued into the early portion of 2010.

In response to the lower sales level, Alloy Products implemented numerous cost-reduction efforts beginning in the fourth quarter 2008 and continuing into 2009. These efforts included a reduction in force of approximately 200 people in manufacturing, sales and administration by December 2009 from the September 2008 level.

The gross margin on sales by Specialty Engineered Alloys was $9.0 million in 2009 compared to $59.3 million in 2008 and $58.2 million in 2007. The gross margin was 5% of sales in 2009 and 20% of sales in both 2008 and 2007.

The $50.3 million margin decline in 2009 was primarily due to the $127.4 million reduction in sales. Production volumes were even lower than sales in 2009 as inventories were worked down throughout the year. The lower production volumes, however, negatively affected margins as a result of increased manufacturing inefficiencies and lower machine utilization rates. In addition, unplanned downtime on a key piece of equipment in the fourth quarter 2009 reduced margins by an estimated $1.3 million. The change in product mix was unfavorable in 2009 as well. Manufacturing overhead spending, including manpower and utilities, was lower in 2009 than 2008 and helped to mitigate a portion of the negative impact the above items had on margins. Pricing improvements implemented during 2009 also provided a small benefit to margins in the year.

The margin growth in 2008 over 2007 was due to the benefits of improved pricing and mix offset in part by the margin loss on the lower sales volume, higher costs of utilities, freight and certain chemicals and lower production volumes.

Total SG&A, R&D and net-other expenses of $41.3 million in 2009 were $12.2 million lower than expenses of $53.5 million in 2008. Expenses in 2007 totaled $50.7 million. Expenses were 24% of sales in 2009, 18% of sales in 2008 and 17% of sales in 2007.

The lower expenses in 2009 as compared to 2008 were largely due to the aforementioned cost reduction efforts offset in part by severance costs. Sales-related expenses, including commissions and advertising, were also lower in 2009 than in 2008. Lower incentive compensation and foreign currency exchanges losses contributed to the decline in expenses in 2009 as well.

In the fourth quarter 2009, we implemented a plan to realign the distribution of Alloy Products in the United Kingdom. The plan included the use of an independent distributor and should result in lower overhead costs and improved profitability from that operation in future periods.

The $2.8 million growth in expenses in 2008 was primarily due to higher foreign currency exchange losses, increased incentive compensation accruals and a higher bad debt expense. R&D efforts and expenses increased slightly as well. These higher costs were partially offset by lower corporate charges in 2008.

Specialty Engineered Alloys generated an operating loss of $32.3 million in 2009 as a result of the margin decline due to the lower sales volume and other factors offset in part by the cost saving efforts and other expense reductions. Operating profit was $5.8 million in 2008, down $1.8 million from the profit of $7.6 million earned in 2007.

While we did see benefits from a growing order entry rate and from the cost reduction efforts late in the year, we will continue to investigate alternatives to further reduce costs and/or restructure this business in order to improve profitability.

Beryllium and Beryllium Composites

(Millions)	2009	2008	2007

Net sales	$47.0	$63.6	$60.5
Operating profit	2.1	8.4	7.8

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. This segment also manufactures beryllia ceramics through Brush Ceramic Products Inc., a wholly owned subsidiary in Tucson, Arizona. Defense and government-related applications, including aerospace, is the largest market for Beryllium and Beryllium Composites, while other markets served include medical, telecommunications and computer, electronics (including acoustics), optical scanning and general industrial markets.

Sales from Beryllium and Beryllium Composites of $47.0 million in 2009 declined 26% from sales of $63.6 million in 2008. Sales in 2008 were $3.1 million, or 5%, higher than sales of $60.5 million in 2007.

The fall-off in sales in 2009 was largely due to softer demand from the defense market, mainly in the second half of the year. The primary defense platforms for beryllium products are aerospace and missile systems and we began to experience delays in orders for these applications in the third quarter. Funding for orders for various projects was delayed while other orders were pushed out into future periods. We do not believe the decline in defense sales was due to any significant applications being lost to competing materials or technologies. Demand for defense applications has shown improvement in the first quarter of 2010.

Sales from the Fremont facility were 19% lower in 2009 than in 2008, largely due to weaker demand for medical and industrial x-ray window assemblies although sales for assemblies and other beryllium foil products improved modestly in the fourth quarter 2009 over the previous quarters in 2009. We continued our application development work on high-end speaker domes, which is a potential niche market for beryllium materials, during 2009. This product has been well-received thus far and we anticipate slow but steady growth in this market in 2010.

Sales of ceramics declined 42% in 2009 from 2008 as the global economic crisis had a major impact on a key ceramic customer’s business. We anticipate that business levels at this customer will ramp up at modest rates in the first half of 2010.

Shipments for defense applications improved in the last three quarters of 2008 after a sluggish first quarter and were the primary cause for the increase in Beryllium and Beryllium Composites’ sales in 2008 over 2007. Sales for medical and industrial x-ray applications were down slightly in 2008 from 2007 while sales for acoustic applications grew modestly in 2008. Sales of new products, including applications using near net shape technologies, also contributed to the sales improvement in 2008 over 2007. Ceramic sales grew 3% in 2008 over 2007.

Sales from Beryllium and Beryllium Composites during 2007 included shipments under two distinct, non-repeating programs — the James Webb Space Telescope (JWST) for NASA and the Joint European Torus (JET), a nuclear fusion experimental reactor, totaling $3.1 million. These projects were completed in 2007 and shipments did not repeat in subsequent years.

Beryllium and Beryllium Composites generated a gross margin of $11.1 million (24% of sales) in 2009, $19.6 million (31% of sales) in 2008 and $20.1 million (33% of sales) in 2007. The main cause of the decline in the gross margin dollars and rate in 2009 was the significant fall-off in sales. The margin impact of the lower volumes was partially mitigated by a reduction in direct and overhead manufacturing costs, including manpower, supplies and utility costs. Material input costs increased in 2009 over 2008 and had a negative impact on margins. The change in product mix was slightly unfavorable in 2009.

The $0.5 million decline in margins in 2008 as compared to 2007 resulted from an unfavorable product mix shift (which resulted from the completion of the JWST and JET projects and increased sales for applications that typically carry lower margins), higher metal feedstock costs and an increase in manufacturing overhead costs partially offset by the margin benefit of the higher sales volume.

SG&A, R&D and other-net expenses were $9.0 million (19% of sales) in 2009, $11.2 million (18% of sales) in 2008 and $12.2 million (20% of sales) in 2007. The lower expense in 2009 was due to the cost-reduction initiatives and reduced incentive compensation. These benefits were partially offset by an increase in R&D expenses.

The $1.0 million decline in expenses in 2008 was due to lower incentive expense and corporate charges. Selling and other administrative costs were unchanged while R&D increased slightly as a result of higher activity levels.

Operating profit from Beryllium and Beryllium Composites declined $6.3 million, from $8.4 million in 2008 to $2.1 million in 2009. The reduction in profit in 2009 resulted from the margin impact from the lower sales volume offset in part by the cost reductions. The operating profit in 2008 was a 7% improvement over the $7.8 million operating profit generated in 2007 as the reduction in incentive compensation and other expenses more than offset the lower gross margin. Operating profit was 5% of sales in 2009 and 13% of sales in 2008 and 2007.

Engineered Material Systems

(Millions)	2009	2008	2007

Net sales	$34.7	$65.9	$70.9
Operating (loss) profit	(2.5)	5.9	4.7

Engineered Material Systems include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors while the largest markets are automotive electronics, telecommunications and computer and data storage. The energy and defense and medical electronic markets are smaller but offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Sales from Engineered Material Systems totaled $34.7 million in 2009, a decline of 47% from sales of $65.9 million in 2008. Sales from all major product lines were lower in 2009 than in 2008. Sales declined 7% in 2008 from sales of $70.9 million in 2007.

The significant decline in sales in 2009 was caused by the global economic crisis as demand from all of this segment’s key markets dropped quickly and severely beginning in the fourth quarter 2008. Sales reached their near-term low point in the first quarter 2009, having declined to less than one-third of sales in the first quarter 2008. Sales slowly began to recover, growing each quarter in 2009 and sales in the fourth quarter 2009 were more than double sales from the first quarter.

Sales of materials for disk drive applications, a new product that had grown into a sizable portion of Engineered Material Systems’ total sales in 2008 and 2007, fell to an immaterial level in the first quarter 2009. Shipment levels then grew over the balance of the year helping to fuel the quarter-to-quarter improvement in 2009. The improvement during 2009 also resulted from increased shipments to the automotive electronics market, particularly to Europe which was partially due to the weaker dollar, as well as the development of new products and applications.

The lower sales in 2008 as compared to 2007 were primarily due to weak demand from the automotive electronics market. Improved demand from the European automotive market in the first half of 2008 had helped to offset a portion of the weakness in the U.S. market, but the European market weakened in the second half of that year.

The order entry rate improved over the last three quarters of 2009 from the extremely low levels from the first quarter of the year. By the fourth quarter 2009 and into early first quarter 2010, demand had strengthened across all major markets and order entry had stabilized at a level above the total 2009 sales but still below the 2008 sales level.

The gross margin on Engineered Material Systems’ sales totaled $3.5 million in 2009, $13.5 million in 2008 and $13.0 million in 2007. As a percent of sales, gross margin fell to 10% of sales in 2009 after improving to 21% of sales in 2008 from 18% in 2007.

The lower margin dollars and rate in 2009 were due to the severe decline in sales during the year. The change in product mix was also unfavorable in 2009. In response to the lower sales, labor and other direct manufacturing costs were reduced approximately 26% in 2009 from the 2008 level. Production schedules were revised to allow for manufacturing to be campaigned on various equipment lines in order to offset a portion of the inefficiencies created by the low production volumes. Manufacturing overhead costs, including manpower, maintenance and utilities, were also reduced by $1.6 million in 2009 from the 2008 level.

The margin grew in 2008 despite the lower sales due to reduced manufacturing and commodity costs. In addition, yields and other manufacturing efficiencies improved beginning in the fourth quarter 2007 and continued during 2008. A portion of these manufacturing improvements resulted from capital investments completed at that time.

SG&A, R&D and other-net expenses of $6.0 million from Engineered Material Systems were $1.6 million lower than in 2008. In addition to the spending reductions, the savings resulted from lower incentive expense and corporate charges. In 2008, these expenses were $0.7 million lower than in 2007 due to a reduction in incentive expense and corporate charges.

Engineered Material Systems generated an operating loss of $2.5 million in 2009 compared to an operating profit of $5.9 million (9% of sales) in 2008 and $4.7 million (7% of sales) in 2007. The segment was profitable in the second half of 2009.

International Sales and Operations

We operate in worldwide markets and our international customer base continues to expand geographically due to the development of various foreign nations’ economies and the relocation of U.S. businesses overseas. Our international operations are designed to provide a cost-effective method of capturing the growing overseas demand for our products.

The Advanced Material Technologies and Services segment has operations in Singapore, Taiwan, the Philippines, China, Ireland and the Czech Republic. These facilities provide a combination of light manufacturing, finishing operations and distribution services.

Brush International has service centers in Germany, Japan and Singapore that primarily focus on the finishing and distribution of materials from Specialty Engineered Alloys while also providing additional local support to portions of our other businesses.

We realigned the operating activities at Brush International’s service center in England in the fourth quarter 2009. A portion of the distribution of products into England has been outsourced while the balance will be managed by other Company facilities.

We also have branch sales offices and other operations in various countries, including China, Korea and Taiwan, and we utilize an established network of independent distributors and agents throughout the world. Approximately 11% of our workforce is based overseas.

The following chart summarizes total international sales by region for the last three years:

(Dollars in millions)	2009	2008	2007

Asia	$163.9	$197.5	$283.4
Europe	73.5	115.3	110.8
Rest of world	11.8	20.8	19.9

Total	$249.2	$333.6	$414.1

Percent of total sales	35%	37%	43%

International sales include sales from international operations and direct exports from the U.S. The international sales in the above chart are included in the individual segment sales previously discussed.

The lower international sales in 2009 were primarily due to the global economic crisis and the resulting fall-off in demand, particularly from the telecommunications and computer market. Sales to Asia declined 17% in 2009 from the 2008 levels while sales to Europe fell 36%. The decline in international sales in 2008 from the high level in 2007 was primarily due to the previously discussed decline in sales of ruthenium targets to the data storage market in Asia. Asian sales declined 30% while European sales grew 4% in 2008.

Telecommunications and computer, automotive electronics, appliance (primarily in Europe) and data storage are the largest international markets for our products. Our market share is smaller in the overseas markets than it is domestically and, given the macro-economic growth potential for the international economies, including the continued transfer of U.S. business to overseas locations, the international markets may present greater long-term growth opportunities. We believe that a large portion of the long-term international growth will come from Asia.

Sales from the European and certain Asian operations are denominated in the local currency. Exports from the U.S. and the balance of the sales from the Asian operations are typically denominated in U.S. dollars. Local competition generally limits our ability to adjust selling prices upwards to compensate for short-term unfavorable exchange rate movements.

We have a hedge program with the objective of minimizing the impact of fluctuating currency values on our consolidated operating profit. See “Critical Accounting Policies” below.

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

The following table summarizes the associated activity with beryllium cases.

	December 31,
	2009	2008	2007

Total cases pending	4	9	9
Total plaintiffs (including spouses)	8	36	31
Number of claims (plaintiffs) filed during period ended	0(2)	1(6)	0(0)
Number of claims (plaintiffs) settled during period ended	3(16)	0(0)	1(1)
Aggregate cost of settlements during period ended (dollars in thousands)	$850	$—	$100
Number of claims (plaintiffs) otherwise dismissed	2(14)	1(1)	3(22)

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of December 31, 2009, one purported class action was pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

	December 31,
(Millions)	2009	2008

Asset (liability)
Reserve for litigation	$(0.6)	$(2.0)
Insurance recoverable	0.3	1.7

The reserve and the recoverable changed by equal amounts in 2009 due to changes in the outstanding cases. The $0.9 million payment to settle three cases in 2009 was fully insured.

Regulatory Matters.  Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration (OSHA) and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. Some organizations, such as the California Occupational Health and Safety Administration and the American Conference of Governmental Industrial Hygienists, have adopted standards that are more stringent than the current standards of OSHA. The development, proposal or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use and other factors. The magnitude of this potential adverse effect cannot be estimated.

FINANCIAL POSITION

Net cash from operations of $41.5 million generated in 2009 was $35.3 million lower than the cash flow from operations of $76.8 million in 2008. The decline was primarily due to the net loss in 2009 plus differences in the change in various working capital balances, including receivables and inventory, and deferred taxes. Cash flow from operations in 2008 improved $25.9 million from the cash flow from operations of $50.9 million in 2007 despite the decline in net income in that year as a result of changes in working capital levels and the benefits of depreciation and amortization.

As previously noted, changes in the cost of precious and base metals are essentially passed on to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize our cash flow tends to stabilize as well.

Working Capital

Cash balances totaled $12.3 million at year-end 2009 compared to $18.5 million at year-end 2008. A portion of the cash on hand, increased debt and the cash flow from operations were used to fund the acquisition of Barr and capital expenditures during the year. Cash declined $13.2 million during 2008. Cash was used along with additional borrowings and the cash flow from operations to fund the acquisition of Techni-Met, capital expenditures and the repurchase of shares during that year.

Accounts receivable of $84.0 million at December 31, 2009 was $3.9 million, or 4%, lower than the receivable balance of $87.9 million at December 31, 2008. The receivable balance declined despite sales in the fourth quarter 2009 being higher than sales in the fourth quarter 2008 due to an improvement in collections. The days sales outstanding (DSO), a measure of the average time period to collect receivables, improved by approximately five days as of the end of 2009 from the end of 2008.

Accounts written off to bad debts were lower in 2009 than in 2008 and were relatively minor. Bad debts had increased by a modest amount in 2008 over 2007 due to the bankruptcy filing of a customer who purchased scrap from one of our operations. We have procedures in place to closely monitor our accounts receivable aging and to follow-up on past due accounts. We evaluate the credit position of new customers in advance of the initial sale and we evaluate our existing customers’ credit positions on an ongoing basis. We will revise credit terms offered to our customers as conditions warrant in order to minimize our exposures.

Accounts receivable declined $9.5 million, or 10%, in 2008 as a result of lower sales volumes offset in part by a slow down in the DSO.

Other receivables of $11.1 million were outstanding as of year-end 2009 compared to $3.4 million from year-end 2008. The majority of the amounts due at both year ends were for reimbursement for equipment purchased under a government contract. These billings are typically paid by the government on a current basis. The 2009 receivable also included a $0.9 million advance of a legal settlement for which we were reimbursed in full by our insurance provider in the first quarter 2010. The 2008 receivable included $1.4 million for the final purchase price adjustment on the Techni-Met acquisition; we received this payment in the first quarter 2009.

Inventories totaled $130.1 million as of December 31, 2009, a decline of $26.6 million, or 17%, from inventories of $156.7 million as of year-end 2008. Inventory turns, a measure of how efficiently inventory is utilized, improved as of year-end 2009 as compared to year-end 2008. This improvement occurred primarily in the second half of the year as inventory positions were held fairly constant while sales increased.

The majority of the inventory reduction in 2009 was within the Specialty Engineered Alloys segment as inventory was adjusted to the lower business levels. Total pounds in inventory were down 24% from 2008 year-end, with the finished goods inventories being reduced further than raw materials and work-in-process due in part to mild changes in distribution channels. Inventories within Engineered Material Systems declined over the course of 2009, but started to climb in the fourth quarter in response to the improved order entry. Their 2009 year-end inventory was down approximately 10% from year-end 2008.

Inventories as of year-end 2009 within Advanced Material Technologies and Services were essentially unchanged from the prior year-end as various reductions from the existing facilities were offset by the inventory acquired with Barr. Beryllium and Beryllium Composites’ inventory was also relatively unchanged in 2009.

Total inventories were $8.5 million, or 5%, lower at year-end 2008 than year-end 2007. Inventories at the Brewster facility within the Advanced Material Technologies and Services segment declined in response to the lower sales volumes and as a result of the $15.2 million lower of cost or market adjustment. This decline was partially offset by an increase in inventories within the Specialty Engineered Alloys segment. Those inventories grew approximately 13% in 2008 due to increased mining activity at the Utah operations and as a result of additional purchases of copper late in the fourth quarter to allow for portions of the production activity at the Elmore facility to be campaigned for scheduling and efficiency purposes in the fourth quarter 2008 and first quarter 2009. Inventory turns were approximately 10% slower at year-end 2008 than at year-end 2007.

The price of gold and copper increased significantly during the fourth quarter 2009. The price of these and other metals we use, including nickel, can be quite volatile. Changes in market prices can lead to changes in the value of our inventory on a first-in, first-out method (FIFO). The impact of the changing metal prices was partially offset by the use of the last-in, first-out (LIFO) valuation method for these metals, limiting the impact on the fluctuation in inventory carrying value on the balance sheet as the LIFO process will result in the current prices being charged to the income statement. See “Critical Accounting Policies” below.

Prepaid expenses, including insurance, income taxes, property taxes, rent, manufacturing supplies and other items, were $28.0 million as of year-end 2009 compared to $23.7 million as of year-end 2008. The 2009 change was due to differences in the timing of payments and a variety of other factors. Prepaid expenses increased $6.0 million in 2008, primarily due to an increase in prepaid income taxes.

Other assets of $42.0 million as of December 31, 2009 were $7.6 million higher than the balance of $34.4 million as of December 31, 2008. Intangible assets acquired as part of the Barr purchase totaled $12.2 million while the amortization of existing and acquired intangible assets totaled $4.5 million in 2009. The insurance recoverable account declined $1.4 million as a result of the resolution of various cases in 2009.

Other assets increased $22.6 million in 2008 primarily due to the intangible assets acquired with Techni-Met as well as an increase to the insurance recoverable account offset in part by the amortization of the existing and acquired intangible assets.

Accounts payable totaling $36.6 million as December 31, 2009 was $8.6 million higher than the $28.0 million balance as of December 31, 2008. The increase was due to the timing of payments, the inclusion of Barr and a higher level of operating activities. The 2008 year-end balance was $0.9 million higher than the prior year-end balance of $27.1 million.

Accrued salaries and wages of $16.3 million at year-end 2009 were $6.3 million lower than at year-end 2008. Accrued salaries and wages declined $11.6 million during 2008. The changes in the balance in both years were due to changes in the incentive compensation accruals, manpower levels and other related factors.

Unearned revenue, which is a liability representing billings to customers in advance of the shipment of product, was $0.4 million as of December 31, 2009 and $0.1 million as of December 31, 2008.

Other Long-term Liabilities

Other long-term liabilities of $49.3 million as of year-end 2009 were $29.9 million higher than the $19.4 million balance at year-end 2008. Other long-term liabilities totaled $11.6 million as of year-end 2007. Long-term unearned income increased $28.2 million during 2009 and $8.0 million during 2008 for reimbursements received under a government funded capital expenditure program. See “Critical Accounting Policies” below. Other long-term liabilities also increased $1.9 million in 2009 for the estimated fair value of the earn-out liability for the potential payments to be made to the sellers of Barr based upon Barr’s future performance. The legal reserve declined $1.3 million in 2009 as a result of a settlement and other changes to the outstanding cases.

Other increases in 2008, including a growth in the legal reserve and rent accruals, were offset by a reduction to the long-term portion of the incentive compensation accrual in that year.

Retirement and Post-employment Benefits

The liability for retirement and post-employment benefits was $82.4 million at December 31, 2009, a decrease of $14.8 million from the balance of $97.2 million at December 31, 2008.

Included within these balances is the recorded liability for the domestic defined benefit pension of $44.2 million as of December 31, 2009 and $58.7 million as of December 31, 2008. The projected benefit obligation for this plan, which covers the majority of our domestic employees, was $149.9 million as of year-end 2009 versus $137.5 million at year-end 2008. The market value of the plan assets grew from $78.8 million as of year-end 2008 to $105.7 million as of year-end 2009. This $26.9 million growth was due to actual investment gains of $15.4 million and Company contributions of $18.3 million offset in part by benefit and expense payments totaling $6.8 million. In 2009, we increased the pension liability and recorded a net $0.4 million pre-tax charge to other comprehensive income (OCI), a component of shareholders’ equity, as a net result of a change in the discount rate, the plan performance during the year, the curtailment recorded in the first quarter and other factors.

A portion of our domestic retirees and current employees are eligible to participate in a retiree medical benefit plan. The liability for this unfunded plan was $30.9 million as of December 31, 2009 and $32.8 million at December 31, 2008. The plan expense was $2.2 million in 2009 and $2.4 million in 2008.

Brush International’s subsidiary in Germany has an unfunded retirement plan for its employees while its subsidiary in England has a funded retirement plan.

See Note I to the Consolidated Financial Statements for additional details on our retirement obligations.

Depreciation and Amortization

Depreciation, depletion and amortization was $31.9 million in 2009, $33.8 million in 2008 and $23.9 million in 2007. The decline in 2009 from 2008 was due to reduced mine amortization at our Utah operations offset in part by an increase in the intangible asset amortization due to the Barr acquisition. The increase in expense in 2008 was due in part to additional mine activity in that year and the acquisition of intangible assets as part of the Techni-Met purchase.

Capital Expenditures

A summary of capital expenditures over the past three years is as follows:

(Millions)	2009	2008	2007

Capital expenditures	$44.2	$35.5	$26.4
Mine development	0.8	0.4	7.1

Subtotal	45.0	35.9	33.5
Reimbursement for spending under government contract	28.2	8.0	3.5

Net spending	$16.8	$27.9	$30.0

We have a contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The total cost of the project is estimated to be approximately $90.3 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.2 million to the project. The DoD will reimburse us for the balance of the project cost. All of the funds required to complete the project are in the President’s approved defense budget, but are still subject to final House and Senate appropriations approvals. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets. We began construction of the facility early in the third quarter 2008 and we anticipate it will be completed in the second half of 2010. Since 2000, all of our metallic beryllium requirements have been supplied from materials purchased from the National Defense Stockpile and international vendors. Successful completion of this project will allow for the creation of the only domestic facility capable of producing primary beryllium.

We reduced the level of capital spending, net of the reimbursements from the DoD, by approximately 40% of the spending rate in 2008 and 44% from the 2007 spending rate due to the decline in profitability in 2009. The net capital spending was below the level of depreciation in both 2009 and 2008.

Capital spending by Advanced Material Technologies and Services was $4.5 million in 2009 and $7.9 million in 2008. Spending in 2009 included a micro-slitter, clean room and other investments into the Techni-Met facility designed to expand our capabilities in order to further penetrate the medical and solar energy markets. Capital spending in 2008 included the completion of the new facility in China and the expansion of the Brewster facility. Spending in both years included the implementation of new software systems.

Specialty Engineered Alloys’ capital spending totaled $3.8 million in 2009 compared to $9.1 million in 2008 as spending was reduced in 2009 due to the operating loss within this segment. Spending in both years was primarily to replace or upgrade discrete pieces of equipment at the Ohio and Pennsylvania facilities. Included in the capital spending totals for this segment were mine development costs of $0.8 million in 2009 and $0.4 million in 2008. We anticipate that mine development spending will increase significantly in 2010 as we will be opening a new bertrandite mine pit in Utah.

In addition to the new beryllium plant, capital spending within the Beryllium and Beryllium Composites segment included an investment in new coating technologies and expenditures to support the development of acoustic applications.

Capital spending within Engineered Material Systems was $0.4 million in 2009 and $1.1 million in 2008. Spending was limited to high priority items in 2009 due to the decline in profitability. The installation of a new efficient high technology work center at the Lincoln facility was completed in 2008.

Approximately 79% of the capital spending in 2009 was for capacity expansions, largely the new beryllium facility. Maintenance capital items accounted for an estimated 15% of the spending while new technology projects accounted for the remaining 6%.

In addition to the above capital expenditure totals, we acquired the outstanding capital stock of Barr for $55.2 million in cash in the fourth quarter 2009. Preliminary goodwill assigned to the transaction totaled $31.3 million. The purchase price is subject to final adjustment based upon resolution of matters defined in the purchase agreement. The sellers also have an opportunity to earn additional payments based upon Barr’s performance over the next five years.

In the first quarter 2008, we acquired the operating assets of Techni-Met for $87.5 million. We received $1.4 million from escrow in the first quarter 2009 as the final purchase adjustment under the terms of the agreement. Subsequent to the acquisition, we transferred the precious metal portion of Techni-Met’s inventory to our existing consignment lines and received its fair value of $22.9 million back from the financial institution. Goodwill assigned to the transaction totaled $13.9 million.

Debt

Outstanding debt totaled $64.5 million as of December 31, 2009, an increase of $22.7 million over the prior year end. Total debt had declined $2.8 million over the first three quarters of 2009 as a result of the cash flow from operations, but then increased $25.5 million in the fourth quarter in order to partially fund the acquisition of Barr. Short-term debt, which included U.S. dollar, metal and foreign currency denominated borrowings, totaled $56.2 million while long-term debt totaled $8.3 million as of year-end 2009.

We have a $240.0 million revolving credit agreement that matures in the fourth quarter 2012. It is a committed facility and is comprised of sub-facilities for revolving loans, swing line loans, letters of credit and foreign currency denominated borrowings. The agreement is subject to a maximum availability calculation. We were in compliance with all of our debt covenants as of December 31, 2009.

Total outstanding debt of $41.8 million as of year-end 2008 was $6.3 million higher than the outstanding debt as of year-end 2007. Short-term debt of $30.6 million increased $5.7 million during 2008. Long-term debt grew $0.6 million during 2008 and stood at $11.2 million as of year-end 2008. Debt increased in the first quarter 2008 primarily due to the acquisition of Techni-Met and then decreased each quarter over the balance of the year as a result of the cash flow from operations.

Shareholders’ Equity

Shareholders’ equity decreased $7.2 million from $347.1 million as of year-end 2008 to $339.9 million as of year-end 2009. Equity decreased by $6.6 million in 2008. The comprehensive loss, which includes net income (loss), changes in derivative fair values and the pension liability that are charged directly to equity and the change in the cumulative translation adjustment, was $11.2 million in 2009 and $4.9 million in 2008. See Note L to the Consolidated Financial Statements.

Proceeds from the exercise of approximately 32,000 options totaled $0.5 million in 2009. In 2008, we received $0.2 million of cash for the exercise of approximately 12,000 options.

In the third quarter 2008, our Board of Directors adopted a share buyback program authorizing the repurchase of up to one million shares of stock. The primary purpose of the program is to offset the dilution caused by stock-based compensation plans. In 2008, we had repurchased 300,000 shares at a cost of $5.0 million under this plan. There were no repurchases under this plan in 2009.

Equity was also affected by stock-based compensation expense, the tax benefits on the exercise of options and other factors in both 2009 and 2008.

Off-balance Sheet Obligations

We maintain the majority of the precious metals we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”. The notional value of the off-balance sheet inventory was $98.7 million at December 31, 2009, a decrease of $5.5 million from the $104.2 million outstanding at December 31, 2008. The decline was due to a reduction in the ounces on hand offset in part by an increase in metal prices.

Contractual Obligations

A summary of payments to be made under long-term debt agreements and operating leases, pension plan contributions and material purchase commitments by year is as follows:

(Millions)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$—	$8.3	$8.3
Non-cancelable lease payments	7.8	7.3	4.5	3.9	3.6	20.3	47.4
Pension plan contributions	8.1	—	—	—	—	—	8.1
Purchase commitments	1.8	—	—	—	—	—	1.8

Total	$17.7	$7.3	$4.5	$3.9	$3.6	$28.6	$65.6

Consistent with our prior practice, we anticipate that we will renegotiate a new debt agreement prior to the maturation of the current revolving credit agreement in 2012; however, we cannot guarantee that we will be able to enter into a replacement facility with similar terms as the existing facility. Outstanding borrowings under the revolving credit agreement classified as short-term debt totaled $11.4 million as of December 31, 2009. See Note F to the Consolidated Financial Statements for additional debt information.

The lease payments represent payments under non-cancelable leases with initial lease terms in excess of one year as of December 31, 2009. See Note G to the Consolidated Financial Statements for further leasing details.

The pension plan contribution of $8.1 million in the above table refers to the domestic defined benefit plan. Contributions to the plan are designed to comply with ERISA guidelines and are based upon the plan’s funded ratio, which is affected by actuarial assumptions, investment performance, benefit payouts, plan expenses, amendments and other factors. Therefore, it is not practical to estimate contributions to the plan beyond one year. The amount shown in the table represents our best estimate of the 2010 contribution as of early in 2010.

The purchase commitments of $1.8 million are for capital equipment to be acquired in 2010.

Liquidity

We believe that cash flow from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, environmental remediation projects and strategic acquisitions.

The cumulative cash flow from operations totaled $169.2 million in 2007 through 2009 while capital expenditures, net of amounts reimbursed by the government, totaled $74.7 million.

A summary of the outstanding debt, cash balances and available borrowing capacity as of the end of each of the last three years is as follows:

	December 31,
(Millions)	2009	2008	2007

Total outstanding debt	$64.5	$41.8	$35.5
Cash	12.3	18.5	31.7

Debt net of cash	52.2	23.3	3.8
Available borrowing capacity	46.3	218.2	217.0

Debt net of cash is a non-GAAP measure. We are providing this information because we believe it is more indicative of our financial position. It is also a measure our management uses to assess investment and other decisions.

As the chart indicates, debt net of cash increased $48.4 million from the end of 2007 to the end of 2009. During this time period, we acquired Barr for $55.2 million and Techni-Met for a net outlay of $63.1 million (the purchase price less the cash received for the reimbursement of their gold against the consignment line). The increase in debt was less than the net outlay for these two acquisitions as a result of the cash flow from operations being in excess of capital spending.

The available borrowing capacity in the chart represents the amounts that could be borrowed under the revolving credit agreement and other secured lines existing as of December 31 of each year depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity. One of these covenants restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization and other adjustments. The available borrowing capacity is lower as of year-end 2009 than it was at year-end 2008 because of the effect the lower earnings in 2009 had on this covenant. We had an operating loss of $11.4 million in the first quarter 2009. By the end of the first quarter 2010, the first quarter 2009 results will not be included in the covenant calculation. All else equal, our borrowing capacity will increase in the first quarter 2010 to the extent that our earnings in the first quarter 2010 improve over the first quarter 2009 loss. The available unused capacity is also lower at year-end 2009 due to the higher level of outstanding borrowings.

The debt-to-total-debt-plus-equity ratio, a measure of balance sheet leverage, increased to 16% as of December 31, 2009 from 11% as of December 31, 2008 and 9% as of December 31, 2007. The increase in 2009 was largely due to the additional borrowings to finance the Barr acquisition. Management believes that this level of leverage is within the long-term average for the Company. There are no mandatory long-term debt repayments due in 2010.

The unused and available capacity under the consignment lines totaled approximately $57.2 million as of year-end 2009.

The working capital ratio, which compares current assets excluding cash to current liabilities excluding debt, was 3.2 to 1.0 as of year-end 2009 compared to 3.8 to 1.0 as of year-end 2008.

Cash on hand does not affect the covenants or the borrowing capacity. Portions of the cash balances may be invested in high quality, highly liquid investments with maturities of three months or less.

After acquiring Barr in the fourth quarter 2009, we acquired all of the outstanding capital stock of Academy Corporation (Academy) for $22.7 million in cash in the first quarter 2010. Academy provides precious and non-precious metals and refining services to a number of technically demanding end-use applications, including architectural glass, solar energy, medical and electronics. The acquisition was financed with a combination of cash on hand and borrowings under the revolving credit agreement. Immediately after the acquisition, we transferred Academy’s precious metals onto our existing consignment lines and received its estimated market value of $7.2 million back from the financial institution.

ENVIRONMENTAL

We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $5.6 million at December 31, 2009 and $6.3 million at December 31, 2008. Spending against the reserve, primarily for clean-up costs for the Company’s former headquarters building that previously was also used to house light manufacturing operations and R&D laboratories, totaled $1.0 million in 2009. Payments against the reserve totaled $0.3 million in 2008. The reserve balance was adjusted in 2009 for the addition of a small project and changes in estimates on existing projects. See Note J to the Consolidated Financial Statements.

ORE RESERVES

Brush Resources’ reserves of beryllium-bearing bertrandite ore are located in Juab County, Utah. An ongoing drilling program has generally added to proven reserves over time. Proven reserves are the measured quantities of ore commercially recoverable through the open-pit method. Probable reserves are the estimated quantities of ore known to exist, principally at greater depths, but prospects for commercial recovery are indeterminable. Ore dilution that occurs during mining is approximately seven percent. The ore is processed at Brush Resources’ extraction facility in Utah. Approximately 87% of the beryllium in ore is recovered in the extraction process. We augment our proven reserves of bertrandite ore through the purchase of imported beryl ore. This ore, which is approximately 4% beryllium, is also processed at the Utah facility.

We use computer models to estimate ore reserves, which are subject to economic and physical evaluation. Development drilling can also affect the total ore reserves to some degree. The requirement that reserves pass an economic test causes open-pit mineable ore to be found in both proven and probable geologic settings. Proven reserves have decreased slightly in each of the last four years while probable reserves have remained unchanged over the same time period. We own approximately 95% of the proven reserves, with the remaining reserves leased. Based upon average production levels in recent years, proven reserves would last over one hundred years. Ore reserves classified as possible are excluded from the following table.

	2009	2008	2007	2006	2005

Proven bertrandite ore reserves at year-end (thousands of dry tons)	6,425	6,454	6,531	6,550	6,601
Grade % beryllium	0.266%	0.266%	0.266%	0.267%	0.268%
Probable bertrandite ore reserves at year-end (thousands of dry tons)	3,519	3,519	3,519	3,519	3,519
Grade% beryllium	0.232%	0.232%	0.232%	0.232%	0.232%
Bertrandite ore processed (thousands of dry tons, diluted)	39	64	52	48	38
Grade % beryllium, diluted	0.330%	0.321%	0.321%	0.352%	0.316%

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the inherent use of estimates and management’s judgment in establishing those estimates. The following are the most significant accounting policies we use that rely upon management’s judgment.

Accrued Liabilities.  We have various accruals on our balance sheet that are based in part upon management’s judgment, including accruals for litigation, environmental remediation and workers’ compensation costs. We establish accrual balances at the best estimate determined by a review of the available facts and trends by management and independent advisors and specialists as appropriate. Absent a best estimate, the accrual is established at the low end of the estimated reasonable range in accordance with accounting guidelines. Litigation and environmental accruals are established only for identified and/or asserted claims; future claims, therefore, could give rise to increases to the accruals. The accruals are adjusted as facts and circumstances change. The accruals may also be adjusted for changes in our strategies or regulatory requirements. Since these accruals are estimates, the ultimate resolution may be greater or less than the established accrual balance for a variety of reasons, including court decisions, additional discovery, inflation levels, cost control efforts and resolution of similar cases. Changes to the accruals would then result in an additional charge or credit to income. See Note J to the Consolidated Financial Statements.

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

Non-employee claims for beryllium disease made prior to 2022 where any of the alleged exposure period is prior to year-end 2007 are covered by insurance. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to a $1.0 million annual deductible. In 2009, defense and indemnity costs exceeded the deductible.

Pensions.  We have a defined benefit pension plan that covers a large portion of our current and former domestic employees. Carrying values of the associated pension assets and liabilities are determined on an actuarial basis using numerous actuarial and financial assumptions. Differences between the assumptions and current period actual results may be deferred into the net pension asset or liability value and amortized against future income under established guidelines. The deferral process generally reduces the volatility of the recognized net pension asset or liability and current period income or expense. Unrealized gains or losses are recorded in OCI. The actuaries adjust certain assumptions to reflect changes in demographics and other factors, including mortality rates and employee turnover, as warranted. Management annually reviews other key assumptions, including the expected return on plan assets, the discount rate and the average wage rate increase, against actual results, trends, Company strategies, the current and projected investment environment and industry standards and makes adjustments accordingly. These adjustments may then lead to a higher or lower expense in a future period.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase to the discount rate would reduce the present value of the projected benefit obligation and future pension expense and, conversely, a lower discount rate would raise the benefit obligation and future pension expense. We elected to use a discount rate of 5.875% as of December 31, 2009 and 6.15% as of December 31, 2008.

Our pension plan investment strategies are governed by a policy adopted by the Retirement Plan Review Committee of the Board of Directors. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we maintained the expected rate of return on plan asset assumption at 8.25% as of December 31, 2009, unchanged from December 31, 2008. After generating a loss in 2008, the pension plan investments generated a return in excess of the 8.25% assumption in 2009. The expected rate of return assumption relates to the long term and we believe that an 8.25% return over the long term is reasonable. Should the assets earn an average return less than 8.25% over time, in all likelihood the future pension expense would increase. Investment earnings in excess of 8.25% would tend to reduce the future expense.

If the expected rate of return assumption was changed by 25 basis points (0.25%) and all other pension assumptions remained constant, the 2010 projected pension expense would change by approximately $0.3 million. If the December 31, 2009 discount rate were reduced by 25 basis points and all other pension assumptions remained constant, then the 2010 projected pension expense would increase by approximately $0.4 million.

Cash contributions and funding requirements are governed by ERISA and IRS guidelines and not by accounting standards. These guidelines are subject to change from time to time. As previously indicated, based upon these guidelines, current assumptions and estimates and our pension plan objectives, we estimate a cash contribution of approximately $8.1 million will be made in 2010.

The pension liability is recalculated at the measurement date (December 31 of each year) and any adjustments to this account and other comprehensive income within shareholders’ equity will be recorded at that time accordingly. See Note I to the Consolidated Financial Statements for additional details on our pension and other retirement plans.

LIFO Inventory.  The prices of certain major raw materials that we use, including copper, nickel, gold, silver and other precious metals, fluctuate during a given year. Copper prices, after reaching very high levels in the second quarter 2008, declined significantly and quickly in the second half of that year, only to steadily increase throughout 2009. Gold prices increased significantly in the fourth quarter 2009. The year-end price for gold has increased over the respective prior year-end price for three straight years. The prices for nickel and other precious metals we use have been quite volatile in recent years as well.

Where possible, such changes in material costs are generally reflected in selling price adjustments. The prices of labor and other factors of production, including supplies and utilities, generally increase with inflation. From time to time, we will revise our billing practices to include an energy surcharge in attempts to recover a portion of our higher energy costs from our customers. However, market factors, alternative materials and competitive pricing may limit our ability to offset all cost increases with higher prices.

We use the LIFO method for costing the majority of our domestic inventories. Under the LIFO method, inflationary cost increases are charged against the current cost of goods sold in order to more closely match the cost with the associated revenue. The carrying value of the inventory is based upon older costs and, as a result, the LIFO cost of the inventory on the balance sheet is typically, but not always, lower than it would be under most alternative costing methods. The LIFO cost may also be lower than the current replacement cost of the inventory. The LIFO inventory value tends to be less volatile during years of fluctuating costs than the inventory value would be using other costing methods.

The LIFO impact on the income statement in a given year is dependent upon the inflation rate effect on raw material purchases and manufacturing conversion costs, the level of purchases in a given year and changes in the inventory mix and quantities. Assuming no change in the quantity or mix of inventory from the December 31, 2009 level, a 100 basis point change in the annual inflation rate would cause a $0.5 million change in the LIFO inventory value.

Deferred Tax Assets.  We record deferred tax assets and liabilities based upon the temporary difference between the financial reporting and tax bases of assets and liabilities. We review the expiration dates of the deferrals against projected income levels to determine if the deferral will or can be realized. If it is determined that it is more likely than not that a deferral will not be realized, a valuation allowance would be established for that item. Certain deferrals, including the alternative minimum tax credit, do not have an expiration date. We will also evaluate deferred tax assets for impairment due to cumulative operating losses and record a valuation allowance as warranted. A valuation allowance may increase tax expense and reduce net income in the period it is recorded. If a valuation allowance is no longer required, it will reduce tax expense and increase net income in the period that it is reversed.

A deferred tax valuation allowance of $0.2 million associated with a foreign subsidiary was reversed back to income in 2009. We had valuation allowances of $1.7 million associated with state deferrals and $2.0 million associated with foreign deferrals (primarily net operating loss carryforwards) recorded against our net deferred tax assets of $19.5 million as of December 31, 2009.

See Note P to the Consolidated Financial Statements for additional deferred tax details.

Unearned revenue.  Billings under long-term sales contracts in advance of the shipment of the goods are initially recorded as unearned revenue, which is a liability on the balance sheet. This liability is subsequently reversed when the revenue is recognized. Revenue and the related cost of sales and gross margin are only recognized for these transactions when the goods are shipped, title passes to the customer and all other revenue recognition criteria are satisfied. The related inventory also remains on our balance sheet until these criteria are met. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to help finance the underlying inventory.

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

Capital expenditures subject to reimbursement from the government under the current Title III project and the related unearned income balance totaled $39.7 million as of December 31, 2009. This total could rise to between $65.0 and $70.0 million when the project is completed depending upon the actual cost of the facility to be constructed, government approval of the project funding, the timing of the construction of the facility and the portion of the cost to be retained by us. The plant is expected to be completed and placed in service during 2010.

Derivatives.  We may use derivative financial instruments to hedge our foreign currency, commodity and precious metal price and interest rate exposures. We apply hedge accounting when an effective hedge relationship can be documented and maintained. If a cash flow hedge is deemed effective, changes in its fair value are recorded in OCI until the underlying hedged item matures. If a hedge does not qualify as effective, changes in its fair value are recorded against income in the current period. If a derivative is deemed to be a hedge of the fair value of a balance sheet item, the change in the derivative’s value will be recorded in income and will offset the change in the fair value of the hedged item to the extent that the hedge is effective.

We secure derivatives with the intention of hedging existing or forecasted transactions only and do not engage in speculative trading or holding derivatives for investment purposes. Our annual budget, quarterly forecasts and other analyses serve as the basis for determining forecasted transactions. The use of derivatives is governed by policies established by the Board of Directors. Hedge contracts are secured and approved by senior financial managers at our corporate office. The level of derivatives outstanding may be limited by the availability of credit from financial institutions.

Our practice has been to secure hedge contracts denominated in the same manner as the underlying exposure; for example, a yen exposure will only be hedged with a yen contract and not with a surrogate currency. We also secure contracts through financial institutions that are already part of our bank group.

See Note H to the Consolidated Financial Statements and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

OUTLOOK

We entered 2010 with mixed economic signals. We had an improving order entry trend from portions of our key markets, including telecommunications and computer, but we remained concerned that the high unemployment rate in the U.S. will have a negative impact on consumer spending levels and our order entry rate going forward. Portions of certain other markets, including the oil and gas and aerospace sectors of the industrial components market, were starting to show signs of recovery as of early in the first quarter 2010. Medical sales, after a relatively soft first quarter 2010, should improve during the balance of 2010. Demand for defense applications has shown improvement in the first quarter of 2010.

Sales in 2010 will benefit from a full year of owning Barr, which was acquired in the fourth quarter 2009, as well as the acquisition of Academy in the first quarter 2010. These two operations complement and expand the products offered by our Advanced Material Technologies and Services segment and should offer a variety of synergies as we progress through 2010 and 2011. Due to the product mix in these businesses and the high metal content in sales, the gross margin as a percent of sales from these acquisitions may be lower than our historic gross margin percent.

In addition to growing sales, our cost control efforts will be key to improving profitability in 2010. While resources will need to be added back to some degree depending upon the increase in production requirements, our challenge will be to limit those additions and to leverage the existing resources and investments through improved efficiencies.

The new beryllium facility is scheduled to be completed in 2010 with product testing and qualification to occur in the second half of the year. While qualifying a facility of this size can be a difficult endeavor, once operational, the facility will provide a long-term stable source of high-quality beryllium metal.

Capital investments will continue to be closely managed in 2010. We will concentrate our spending on high-return and high priority projects. Total spending in 2010 should be higher than 2009, with the amount of the increase somewhat dependent upon the level of cash flow generated from operations and the available debt capacity under our existing bank lines.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the global credit crisis and the resulting economic downturn affected our sales and margins in 2009, it has not had a significant impact on our credit lines, our ability to conduct financial transactions or the valuation of financial instruments as of early in the first quarter 2010. However, this can potentially change quickly as there have been sudden and dramatic changes in the financial standing of a number of firms during this crisis. We have a program in place to closely monitor the credit worthiness and financial condition of our key providers of financial services, including our bank group and insurance carriers, as well as the credit worthiness of customers and vendors and have been developing contingency plans accordingly.

Our credit lines are with banks that thus far have remained solvent throughout the crisis. While there were minor changes to the participants in some of our credit lines during 2009, these changes did not materially affect the cost or availability of our credit. Our total borrowing capacity under secured lines, that cannot be terminated prior to maturity as long as we continue to meet our debt covenants, was in excess of current needs as of December 31, 2009. The availability of credit for foreign currency hedging purposes thus far has been unaffected by the crisis.

The financial statement impact from the risk of one or more of the banks in our bank group becoming insolvent cannot be estimated at the present time.

The only financial instruments subject to fair value considerations on our December 31, 2009 balance sheet are:

•	foreign currency derivative financial instruments that hedge our currency exposure in the normal course of business;

•	an embedded copper derivative that provides an economic hedge of our inventory carrying cost; and

•	investments held by our directors deferred compensation plan trust.

We are exposed to precious metal and commodity price, interest rate and foreign exchange rate differences. While the degree of exposure varies from year to year, our methods and policies designed to manage these exposures have remained fairly consistent. We attempt to minimize the effects of these exposures through the use of natural hedges, which include pricing strategies, borrowings denominated in the same terms as the exposed asset, off-balance sheet arrangements and other methods. Where we cannot use a natural hedge, we may use derivative financial instruments to minimize the effects of these exposures when practical and cost efficient. The use of derivatives is subject to policies approved by the Board of Directors with oversight provided by a group of senior financial managers at our corporate office.

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

We are charged a consignment fee by the financial institutions that own the precious metals. This fee is partially a function of the market price of the metal. Because of market forces and competition, the fee can only be charged to customers on a case-by-case basis. To further limit price and financing rate exposures, under some circumstances we will require customers to furnish their own metal for processing. Customers may also elect to provide their own material for us to process as opposed to purchasing our material. Should the market price of precious metals that we use increase by 20% from the prices on December 31, 2009, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.5 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.

The available capacity of our existing credit lines to consign precious metals is a function of the quantity and price of the metals on hand. As prices increase, a given quantity of metal will use a larger proportion of the credit line. A significant prolonged increase in metal prices could result in our credit lines being fully utilized, and, absent securing additional credit line capacity from a financial institution, could require us to purchase precious metals rather than consign them, require customers to supply their own metal and/or force us to turn down additional business opportunities. If we were in a significant precious metal ownership position, we might elect to use derivative financial instruments to hedge the potential price exposure. The cost to finance the purchased inventory may also be higher than the consignment fee. The financial statement impact of the risk from rising metal prices impacting our credit availability cannot be estimated at the present time.

We also use base metals, including copper, in our production processes. When possible, fluctuations in the purchase price of copper are passed on to customers in the form of price adders or reductions. While over time our price exposure to copper is generally in balance, there can be a lag between the change in cost and the pass-through to our customers, resulting in higher or lower margins in a given period.

We use ruthenium in the manufacture of one of our family of products. Ruthenium is not a widely used or traded metal and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the ruthenium price exposure. Generally, our pricing practice with respect to ruthenium products is to establish the selling price on our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or market and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge taken against cost of sales. This risk is mainly associated with sludges and scrap materials, which generally have longer processing times to be refined into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. As a result of market price fluctuations, we recorded lower of cost or market charges totaling $0.7 million in 2009 and $15.2 million in 2008 on portions of our inventory. The market price of ruthenium increased in the fourth quarter 2009 and the carrying cost of our inventory was approximately 46% lower than the market price at year-end 2009.

We are exposed to changes in interest rates on portions of our debt and cash balances. This interest rate exposure is managed by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate; we did not have any derivatives in place to hedge the interest rate exposure as of December 31, 2009. Excess cash is typically invested in high quality instruments that mature in ninety days or less. Investments are made in compliance with policies approved by the Board of Directors. Assuming no change in amount or make-up of the outstanding debt as of December 31, 2009, a 200 basis point movement upwards in the interest rates would increase our annual interest expense by $0.9 million.

Portions of our international operations sell products priced in foreign currencies, mainly the euro, yen and sterling, while the majority of these products’ costs are incurred in U.S. dollars. We are exposed to currency movements in that if the U.S. dollar strengthens, the translated value of the foreign currency sale and the resulting margin on that sale will be reduced. We typically cannot increase the price of our products for short-term exchange rate movements because of local competition. To minimize this exposure, we may purchase foreign currency forward contracts, options and collars in compliance with approved policies. If the dollar strengthened, the decline in the translated value of our margins would be at least partially offset by a gain on the hedge contract. A decrease in the value of the dollar would result in larger margins but potentially a loss on the contract, depending upon the method used to hedge the exposure.

The notional value of the outstanding currency contracts was $13.1 million as of December 31, 2009. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2009 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2009 would reduce pre-tax profits by approximately $1.3 million in 2010. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements or the translation effects on any other foreign currency denominated income statement or balance sheet item.

The fair value of the outstanding foreign currency contracts was a net asset of $0.1 million at December 31, 2009, indicating that the average hedge rates were slightly favorable compared to the actual year-end market exchange rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The management of Brush Engineered Materials Inc. and subsidiaries are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Brush Engineered Materials Inc. and subsidiaries’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Brush Engineered Materials Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal control over financial reporting of Barr Associates, Inc., which is included in the 2009 consolidated financial statements of the Company. We did not assess the effectiveness of internal control over financial reporting at Barr Associates, Inc. because we did not believe we had adequate time to conduct an assessment of the internal control over financial reporting in the period between the consummation date of the acquisition and the date of management’s assessment. Barr Associates, Inc. constituted $65.8 million of total assets as of December 31, 2009 and approximately $6.4 million and $0.2 million of net sales and net loss, respectively, for the year ended December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

/s/  Richard J. Hipple
Richard J. Hipple
Chairman, President and Chief Executive Officer

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brush Engineered Materials Inc.

We have audited Brush Engineered Materials Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brush Engineered Materials Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Barr Associates, Inc. which is included in the 2009 consolidated financial statements of Brush Engineered Materials Inc. and subsidiaries and constituted $65.8 million of total assets as of December 31, 2009 and approximately $6.4 million and $0.2 million of net sales and net loss, respectively, for the year ended December 31, 2009. Our audit of internal control over financial reporting of Brush Engineered Materials Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Barr Associates, Inc.

In our opinion, Brush Engineered Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Brush Engineered Materials Inc. and subsidiaries and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brush Engineered Materials Inc.

We have audited the accompanying consolidated balance sheets of Brush Engineered Materials Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brush Engineered Materials Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009. Also, as discussed in Note P to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the adoption of the guidance originally issued in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brush Engineered Material Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 5, 2010

Brush Engineered Materials Inc. and Subsidiaries
Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Income

(Thousands except per share amounts)	2009	2008	2007

Net sales	$715,186	$909,711	$955,709
Cost of sales	623,764	757,836	759,037

Gross margin	91,422	151,875	196,672
Selling, general and administrative expense	89,762	104,523	110,127
Research and development expense	6,771	6,522	4,992
Litigation settlement gain	—	(1,059)	(8,699)
Derivative ineffectiveness	4,892	171	121
Other — net	9,482	13,647	5,666

Operating (loss) profit	(19,485)	28,071	84,465
Interest expense — net	1,299	1,995	1,760

(Loss) income before income taxes	(20,784)	26,076	82,705
Income tax (benefit) expense:
Currently payable	1,636	1,563	14,120
Deferred	(10,065)	6,156	15,300

	(8,429)	7,719	29,420

Net (loss) income	$(12,355)	$18,357	$53,285

Net (loss) income per share of common stock — basic	$(0.61)	$0.90	$2.62

Weighted-average number of shares of common stock outstanding — basic	20,191	20,335	20,320
Net (loss) income per share of common stock — diluted	$(0.61)	$0.89	$2.59

Weighted-average number of shares of common stock outstanding — diluted	20,191	20,543	20,612

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows

(Dollars in thousands)	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(12,355)	$18,357	$53,285
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation, depletion and amortization	31,939	33,826	23,880
Amortization of deferred financing costs in interest expense	430	378	416
Stock-based compensation expense	3,484	2,552	3,932
Derivative financial instruments ineffectiveness	4,892	171	121
Deferred tax (benefit) expense	(10,065)	6,156	15,300
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	10,045	16,513	(8,471)
Decrease (increase) in other receivables	(7,678)	7,885	(11,263)
Decrease (increase) in inventory	34,162	12,897	(13,269)
Decrease (increase) in prepaid and other current assets	(4,606)	4,713	(3,913)
Increase (decrease) in accounts payable and accrued expenses	(754)	(11,890)	(4,926)
Increase (decrease) in unearned revenue	319	(2,456)	2,255
Increase (decrease) in interest and taxes payable	5,456	(14,074)	(2,306)
Increase (decrease) in long-term liabilities	(16,607)	1,960	(775)
Other — net	2,796	(176)	(3,322)

Net cash provided from operating activities	41,458	76,812	50,944
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(44,173)	(35,515)	(26,429)
Payments for mine development	(808)	(421)	(7,121)
Reimbursement for capital spending under government contract	28,200	8,017	3,472
Payments for purchase of business less cash received	(54,107)	(86,052)	—
Proceeds from transfer of inventory to consignment line	—	22,915	—
Proceeds from sale of business	—	—	2,150
Proceeds from sale of property, plant and equipment	3	—	323
Other investments — net	75	66	47

Net cash (used in) investing activities	(70,810)	(90,990)	(27,558)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	25,778	4,870	(3,607)
Proceeds from issuance of long-term debt	25,700	46,200	16,082
Repayment of long-term debt	(28,600)	(45,600)	(26,392)
Deferred financing costs	(126)	(352)	(825)
Repurchase of common stock	—	(4,999)	—
Issuance of common stock under stock option plans	497	243	4,961
Tax benefit from the exercise of stock options	53	455	2,751

Net cash provided from (used in) financing activities	23,302	817	(7,030)
Effects of exchange rate changes on cash and cash equivalents	(243)	177	(270)

Net change in cash and cash equivalents	(6,293)	(13,184)	16,086
Cash and cash equivalents at beginning of year	18,546	31,730	15,644

Cash and cash equivalents at end of year	$12,253	$18,546	$31,730

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
December 31, 2009 and 2008

Consolidated Balance Sheets

(Dollars in thousands)	2009	2008

Assets
Current assets
Cash and cash equivalents	$12,253	$18,546
Accounts receivable (less allowance of $1,397 for 2009 and $1,051 for 2008)	83,997	87,878
Other receivables	11,056	3,378
Inventories	130,098	156,718
Prepaid expenses	28,020	23,660
Deferred income taxes	14,752	4,199

Total current assets	280,176	294,379
Related-party notes receivable	90	98
Long-term deferred income taxes	4,873	9,944
Property, plant and equipment	665,361	635,266
Less allowances for depreciation, depletion and amortization	(437,595)	(428,012)

Property, plant, and equipment — net	227,766	207,254
Other assets	42,014	34,444
Goodwill	67,034	35,778

Total Assets	$621,953	$581,897

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$56,148	$30,622
Current portion of long-term debt	—	600
Accounts payable	36,573	28,014
Salaries and wages	16,292	22,568
Taxes other than income taxes	763	1,132
Other liabilities and accrued items	27,027	21,431
Unearned revenue	432	113
Income taxes	2,459	—

Total current liabilities	139,694	104,480
Other long-term liabilities	49,276	19,356
Retirement and post-employment benefits	82,354	97,168
Long-term income taxes	2,329	3,028
Deferred income taxes	136	163
Long-term debt	8,305	10,605
Shareholders’ equity
Serial preferred stock, no par value; 5,000,000 authorized shares, none issued	—	—
Common stock, no par value 60,000,000 authorized shares; issued shares of 26,800,000 in 2009 and 26,707,000 in 2008	173,776	170,597
Retained earnings	321,974	334,329
Common stock in treasury, 6,566,000 shares in 2009 and 6,598,000 shares in 2008	(111,370)	(110,865)
Other comprehensive income (loss)	(46,684)	(47,801)
Other equity transactions	2,163	837

Total shareholders’ equity	339,859	347,097

Total Liabilities and Shareholders’ Equity	$621,953	$581,897

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries
Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity

			Common	Other	Other
	Common	Retained	Stock In	Comprehensive	Equity
(Dollars in thousands)	Stock	Earnings	Treasury	Income (Loss)	Transactions	Total

Balances at January 1, 2007	$155,552	$264,100	$(105,765)	$(23,320)	$433	$291,000
Net income	—	53,285	—	—	—	53,285
Foreign currency translation adjustment	—	—	—	1,624	—	1,624
Derivative and hedging activity, net of tax benefit of $2,181	—	—	—	(4,049)	—	(4,049)
Pension and post-employment benefit adjustment, net of taxes of $1,794	—	—	—	1,169	—	1,169

Comprehensive income						52,029
Impact from adoption of FIN 48	—	(1,413)	—	—	—	(1,413)
Proceeds from exercise of 296,000 shares under option plans	4,961	—	—	—	—	4,961
Income tax benefit from exercise of stock options	2,751	—	—	—	—	2,751
Stock-based compensation expense	3,932	—	—	—	—	3,932
Other equity transactions	151	—	187	—	116	454

Balances at December 31, 2007	167,347	315,972	(105,578)	(24,576)	549	353,714
Net income	—	18,357	—	—	—	18,357
Foreign currency translation adjustment	—	—	—	2,305	—	2,305
Derivative and hedging activity, net of taxes of $51	—	—	—	97	—	97
Pension and post-employment benefit adjustment, net of tax benefit of $13,126	—	—	—	(25,627)	—	(25,627)

Comprehensive loss						(4,868)
Proceeds from exercise of 12,000 shares under option plans	243	—	—	—	—	243
Income tax benefit from exercise of stock options	455	—	—	—	—	455
Repurchase of 300,000 shares	—	—	(4,999)	—	—	(4,999)
Stock-based compensation expense	2,552	—	—	—	—	2,552
Other equity transactions	—	—	(288)	—	288	—

Balances at December 31, 2008	170,597	334,329	(110,865)	(47,801)	837	347,097
Net loss	—	(12,355)	—	—	—	(12,355)
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Derivative and hedging activity, net of taxes of $446	—	—	—	825	—	825
Pension and post-employment benefit adjustment, net of tax benefit of $92	—	—	—	314	—	314

Comprehensive loss						(11,238)
Proceeds from exercise of 32,000 shares under option plans	497	—	—	—	—	497
Income tax benefit from exercise of stock options	53	—	—	—	—	53
Stock-based compensation expense	3,484	—	—	—	—	3,484
Other equity transactions	(855)	—	(505)	—	1,326	(34)

Balances at December 31, 2009	$173,776	$321,974	$(111,370)	$(46,684)	$2,163	$339,859

See Notes to Consolidated Financial Statements.

Brush Engineered Materials Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note A —	Significant Accounting Policies

Organization:  The Company is a holding company with subsidiaries that have operations in the United States, Europe and Asia. These operations manufacture advanced engineered materials used in a variety of markets, including telecommunications and computer, aerospace and defense, medical, industrial components, data storage, automotive electronics and appliance. The Company has four reportable segments:

Advanced Material Technologies and Services manufactures precious and non-precious vapor deposition targets, frame lid assemblies, performance coatings, optics, electronic packages, other precious and non-precious metal products and specialty inorganic materials;

Specialty Engineered Alloys manufactures high precision strip and bulk products from copper and nickel-based alloys;

Beryllium and Beryllium Composites produces beryllium metal, beryllium composites and beryllia ceramics in a variety of forms; and

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

Consolidation:  The Consolidated Financial Statements include the accounts of Brush Engineered Materials Inc. and its subsidiaries. All of the Company’s subsidiaries are wholly owned as of December 31, 2009. Inter-company accounts and transactions are eliminated in consolidation.

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

Property, Plant and Equipment:  Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method, except certain assets for which depreciation is computed by the units-of-production or the sum-of-the-years-digit method. The depreciable lives that are used in computing the annual provision for depreciation by class of asset are as follows:

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

Intangible Assets:  Goodwill is not amortized, but instead reviewed annually as of December 31 of each year, or more frequently under certain circumstances, for impairment. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Intangible assets with finite lives are amortized using the straight-line method or effective interest method, as applicable, over the periods estimated to be benefited, which is generally twenty years or less. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant.

Asset Impairment:  In the event that facts and circumstances indicate that the carrying value of long-lived and finite-lived intangible assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the associated estimated future undiscounted cash flow. If the carrying value exceeds that cash flow, then the assets are written down to their fair values.

Derivatives:  The Company recognizes all derivatives on the balance sheet at their fair values. If the derivative is designated and effective as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income (loss), a component of shareholders’ equity, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in its fair value are adjusted through income.

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

Advertising Costs:  The Company expenses all advertising costs as incurred. Advertising costs were $0.4 million in 2009, $1.0 million in 2008 and $1.0 million in 2007.

Income Taxes:  The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The Company will record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized, as warranted by the facts and circumstances. The Company applies a more-likely-than-not recognition threshold for all tax uncertainties and will record a liability for those tax benefits that have a less than 50% likelihood of being sustained upon examination by the taxing authorities.

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

New Pronouncements:  The Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”, in September 2006, codified within ASC 820 — Fair Value Measurements and Disclosures. The statement defines fair value, establishes a framework for measuring fair values and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and it should include an assumption about risk, the impact of any restrictions on the use of the asset and other factors. It revises disclosures to focus on the inputs used to measure fair value and the effects of the measurement on earnings for the period. The provisions of this statement apply to derivative financial instruments among other assets and liabilities. The statement was effective for fiscal years beginning on or after November 15, 2007. The Company adopted this statement as required and its adoption did not have a material impact on the Consolidated Financial Statements.

The FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, in December 2007, codified within ASC 810 — Consolidation. The statement establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest should be classified as a separate component of equity. Among other items, it also changes how income attributable to the parent and the non-controlling interest are presented on the consolidated statement of income. The statement was effective for fiscal years beginning on or after December 15, 2008. The Company adopted this statement as required in 2009 and its adoption did not impact the Consolidated Financial Statements.

The FASB issued Statement No. 141 (Revised 2007), “Business Combinations”, in December 2007, codified within ASC 805 — Business Combinations. The statement requires that purchase accounting be used for all business combinations and that an acquirer be identified for every combination. It requires the acquirer to recognize acquired assets, liabilities and non-controlling interests at their fair values. It also requires that costs incurred to affect the transaction as well as any expected, but not obligated, restructuring costs be expensed and not accounted for as a component of goodwill or part of the business combination. The statement revises the accounting for deferred taxes, research and development costs and other items associated with business combinations. The statement was effective for fiscal years beginning on or after December 15, 2008. The Company adopted this statement as required in 2009 and used the provisions of this statement to account for the assets and liabilities of the acquisition completed in 2009 and the transaction-related costs.

The FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, in March 2008, codified within ASC 815 — Derivatives and Hedging. The statement expands the disclosures of Statement No. 133 in order to enhance the users’ understanding of how and why an entity uses derivatives, how derivative instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. The statement requires qualitative disclosures about hedging objectives and strategies, quantitative disclosures of the fair value of and the gains and losses from derivatives and disclosures about credit-risk related features in derivatives. The statement was effective for fiscal years beginning after November 15, 2008. The Company adopted this statement as required in 2009. The adoption did not impact the Consolidated Financial Statements other than the required additional disclosures.

The FASB issued Statement No. 165, “Subsequent Events”, in May 2009, codified within ASC 855 — Subsequent Events. The statement defines the period after the balance sheet date during which management shall evaluate transactions for potential recognition or disclosure in the financial statements, the circumstances in which an entity shall recognize a subsequent event in its financial statements and the disclosures an entity shall make about subsequent events. The statement was effective for interim or annual periods ending after June 15, 2009. The Company adopted the statement as required and its adoption did not impact the Consolidated Financial Statements other than the required additional disclosures.

The FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, in April 2008, codified within ASC 350 — Intangibles — Goodwill and Other. The FSP amends the factors to be considered when developing renewal or extension assumptions used to determine the useful life of existing intangible assets. The Company adopted this FSP as required and its adoption did not have a material impact on the Consolidated Financial Statements.

Note B —	Acquisitions

In October 2009, one of the Company’s subsidiaries acquired all of the capital stock of Barr Associates, Inc. for $55.2 million in cash. Barr, based in Westford, Massachusetts, manufactures thin film optical filters used in a variety of applications, including defense, aerospace, medical, telecommunications, lighting and astronomy. Barr employs approximately 280 people at three leased facilities.

The purchase price was financed with a combination of cash on hand and borrowings under the Company’s revolving credit agreement. The purchase price included amounts to be held in escrow pending the resolution of various matters as detailed in the purchase agreement. In addition to the initial cash considerations, the purchase agreement allows for a potential earn-out to be paid to the sellers based upon the future performance of the operation, which was recorded in other long-term liabilities at its fair value of $1.9 million. A condensed balance sheet depicting the preliminary amounts assigned to the acquired assets and liabilities as of the acquisition date is as follows:

Asset
(Dollars in thousands)	(Liability)

Current assets	$14,441
Finite-lived intangible assets	12,200
Property, plant and equipment	7,330
Other assets	54
Goodwill	31,256
Current liabilities	(3,147)
Long-term liabilities	(2,974)
Deferred income taxes	(3,995)

Total purchase	$55,165

The above assets and liabilities, including the potential earn-out, may be revised pending the finalization of the appraisal and other valuation analyses. Barr generated sales of $6.4 million and a pre-tax loss of $0.4 million in 2009 since its acquisition date. The pre-tax loss included the amortization of the preliminary purchase price inventory step-up of $0.6 million. Assuming the acquisition of Barr had occurred on January 1, 2008, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income would be as follows:

	Pro Forma Results (Unaudited)
(Dollars in thousands except for per share amounts)	2009	2008

Sales	$748,059	$953,914
(Loss) income before income taxes	(18,625)	31,453
Net (loss) income	(10,952)	21,852
Diluted earnings per share	$(0.54)	$1.06

In February 2008, one of the Company’s subsidiaries acquired the operating assets of Techni-Met of Windsor, Connecticut for $86.5 million in cash, including acquisition fees. Techni-Met produces precision precious metal coated flexible polymeric films used in a variety of high end applications, including diabetes diagnostic test strips. Techni-Met sources the majority of its precious metal requirements from other operations within the Company’s Advanced Material Technologies and Services segment. The $86.5 million purchase price was net of $1.4 million received back from escrow in February 2009 based upon the final agreed-upon balances under the terms of the purchase agreement. The $1.4 million was recorded in other receivables on the December 31, 2008 Consolidated Balance Sheets. A condensed balance sheet depicting the final amounts assigned to the acquired assets and liabilities as of the acquisition date is as follows:

Asset
(Dollars in thousands)	(Liability)

Precious metal inventory	$22,915
Other current assets	8,739
Finite-lived intangible assets	26,200
Property, plant and equipment	15,000
Goodwill	13,879
Current liabilities	(222)

Total purchase	$86,511

The Company financed the acquisition with a combination of cash on hand and borrowings under the revolving credit agreement. Subsequent to the purchase, the Company transferred Techni-Met’s precious metal inventory to the existing consignment lines and received its market value of approximately $22.9 million back from the financial institution.

The results of the above acquired businesses were included in the Company’s financial statements since their respective acquisition dates. The acquisitions are included in the Advanced Material Technologies and Services segment. See Note E to the Consolidated Financial Statements for additional information on the intangible assets associated with these acquisitions.

Note C —	Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008

Principally average cost:
Raw materials and supplies	$38,740	$41,468
Work in process	119,698	139,552
Finished goods	38,950	50,579

Gross inventories	197,388	231,599
Excess of average cost over LIFO inventory value	67,290	74,881

Net inventories	$130,098	$156,718

Average cost approximates current cost. Gross inventories accounted for using the LIFO method totaled $123.4 million at December 31, 2009 and $154.8 million at December 31, 2008. The liquidation of LIFO inventory layers reduced cost of sales by $1.9 million in 2009 and $0.4 million in 2008.

Lower of cost or market charges reduced net inventories by $0.7 million in 2009 and $15.2 million in 2008.

Note D —	Property, Plant and Equipment

Property, plant and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008

Land	$8,690	$8,729
Buildings	114,114	111,239
Machinery and equipment	460,068	452,702
Software	25,884	24,570
Construction in progress	50,918	25,455
Allowances for depreciation	(435,416)	(420,790)

	224,258	201,905
Mineral resources	5,029	5,029
Mine development	658	7,542
Allowances for amortization and depletion	(2,179)	(7,222)

	3,508	5,349

Property, plant and equipment — net	$227,766	$207,254

Depreciation expense was $27.9 million in 2009, $30.3 million in 2008 and $22.7 million in 2007.

Note E —	Intangible Assets

Assets Acquired

The Company acquired the following intangible assets in 2009:

		Weighted-average
(Dollars in thousands)	Amount	Amortization Period

Customer relationship	$9,900	9.5 Years
Technology	1,700	3.0 Years
Trade name	600	2.0 Years
License	200	17.0 Years
Deferred financing costs	126	1.0 Years

Total assets subject to amortization	$12,526	8.3 Years

Goodwill	$31,256	Not Applicable

The customer relationship, technology and trade name intangible assets and the goodwill were acquired as part of the fourth quarter 2009 purchase of the capital stock of Barr Associates, Inc. and their values may be revised pending the finalization of the appraisal and other valuation analyses.

Assets Subject to Amortization

The cost, accumulated amortization and net book value of intangible assets subject to amortization as of December 31, 2009 and 2008 and the amortization expense for each year then ended is as follows:

(Dollars in thousands)	2009	2008

Deferred financing costs
Cost	$4,437	$4,311
Accumulated amortization	(3,170)	(2,740)

Net book value	1,267	1,571
Customer relationships
Cost	34,550	24,650
Accumulated amortization	(6,721)	(4,013)

Net book value	27,829	20,637
Technology
Cost	11,120	9,420
Accumulated amortization	(2,025)	(1,054)

Net book value	9,095	8,366
Patents
Cost	690	690
Accumulated amortization	(690)	(690)

Net book value	—	—
Customer contract
Cost	283	283
Accumulated amortization	(283)	(283)

Net book value	—	—
Licenses
Cost	420	220
Accumulated amortization	(167)	(118)

Net book value	253	102
Non-compete contracts
Cost	500	500
Accumulated amortization	(479)	(229)

Net book value	21	271
Trade name
Cost	600	—
Accumulated amortization	(58)	—

Net book value	542	—
Total
Cost	$52,600	$40,074
Accumulated amortization	(13,593)	(9,127)

Net book value	$39,007	$30,947

Aggregate amortization expense	$4,466	$3,900

The aggregate amortization expense is estimated to be $5.9 million in 2010, $5.6 million in 2011, $5.1 million in 2012, $4.2 million in 2013 and $4.2 million in 2014. Intangible assets other than goodwill are included in other assets on the Consolidated Balance Sheets.

Assets Not Subject to Amortization

The Company’s only intangible asset not subject to amortization is goodwill. A reconciliation of the goodwill activity for 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008

Balance at the beginning of the year	$35,778	$21,899
Current year acquisitions	31,256	13,879

Balance at the end of the year	$67,034	$35,778

All of the goodwill has been assigned to the Advanced Material Technologies and Services segment.

The goodwill acquired in 2008 was deductible for tax purposes while the goodwill acquired in 2009 was not.

Note F —	Debt

A summary of long-term debt follows:

	December 31,
(Dollars in thousands)	2009	2008

Revolving credit agreement	$—	$2,300
Variable rate demand bonds — final installment paid in 2009	—	600
Variable rate industrial development revenue bonds payable in 2016	8,305	8,305

	8,305	11,205
Current portion of long-term debt	—	(600)

Total	$8,305	$10,605

Maturities on long-term debt instruments as of December 31, 2009 are as follows:

2010	$—
2011	—
2012	—
2013	—
2014	—
Thereafter	8,305

Total	$8,305

The Company has a $240.0 million revolving credit facility with six financial institutions that is comprised of sub-facilities for short and long-term loans, letters of credit and foreign borrowings. The agreement, which expires in November 2012, is subject to a calculation of maximum availability. The credit agreement also provides for an uncommitted incremental facility whereby, under certain circumstances, the Company may be able to borrow additional terms loans in an aggregate amount not to exceed $50.0 million. At December 31, 2009, the maximum availability under this facility was $51.1 million. The credit agreement is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The credit agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. At December 31, 2008, there was $2.3 million outstanding against the foreign borrowing sub-facility at an average rate of 3.90%. This borrowing was retired in 2009. At December 31, 2009 there was $24.7 million outstanding against the letters of credit sub-facility.

The Company pays a variable commitment fee that resets quarterly (0.15% as of December 31, 2009) of the available and unborrowed amounts under the revolving credit line.

The credit agreement is subject to restrictive covenants including incurring additional indebtedness, acquisition limits, dividend declarations and stock repurchases. In addition, the agreement requires the Company to maintain a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of December 31, 2009.

The following table summarizes the Company’s short-term lines of credit. Amounts shown as outstanding are included in short-term debt on the Consolidated Balance Sheets.

	December 31, 2009			December 31, 2008
(Dollars in thousands)	Total	Outstanding	Available	Total	Outstanding	Available

Domestic	$51,101	$11,418	$39,683	$211,466	$—	$211,466
Foreign	11,303	435	10,868	16,794	10,052	6,742
Precious metal	50,862	44,295	6,567	20,570	20,570	—

Total	$113,266	$56,148	$57,118	$248,830	$30,622	$218,208

While the available borrowings under the individual existing credit lines total $57.1 million, the covenants in the credit agreement restrict the aggregate available borrowings to $46.3 million as of December 31, 2009.

The domestic line is committed and includes all sub-facilities in the $240.0 million maximum borrowing under the revolving credit agreement. The Company has various foreign lines of credit, one of which for 3.5 million euros is committed and secured. The remaining foreign lines are uncommitted, unsecured and renewed annually. In 2009, the Company added a new precious metal line which includes the ability to consign copper. The average interest rate on short-term debt was 2.49% and 2.75% as of December 31, 2009 and 2008, respectively.

In November 1996, the Company entered into an agreement with the Lorain Port Authority, Ohio to issue $8.3 million in variable rate industrial revenue bonds, maturing in 2016. The variable rate ranged from 0.36% to 1.05% in 2009 and from 1.00% to 8.11% in 2008.

In 1994, the Company re-funded its $3.0 million industrial development revenue bonds into variable rate demand bonds, which were retired in 2009. The variable rate ranged from 0.62% to 1.12% in 2009 and from 1.04% to 10.00% during 2008.

Note G —	Leasing Arrangements

The Company leases warehouse and manufacturing space, and manufacturing and computer equipment under operating leases with terms ranging up to 25 years. Rent expense amounted to $8.4 million, $7.6 million, and $7.9 million, during 2009, 2008, and 2007, respectively. The future estimated minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2009, are as follows: 2010 — $7.8 million; 2011 — $7.3 million; 2012 — $4.5 million; 2013 — $3.9 million; 2014 — $3.6 million and thereafter — $20.3 million.

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

Note H —	Fair Value Information and Derivative Financial Instruments

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2009:

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investments	$596	$596	$—	$—
Foreign currency forward contracts	220	—	220	—

Total	$816	$596	$220	$—

Financial Liabilities
Directors’ deferred compensation liability	$596	$596	$—	$—
Foreign currency forward contracts	105	—	105	—
Embedded copper derivative	4,892	—	4,892	—

Total	$5,593	$596	$4,997	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. These contracts are valued using a market approach which incorporates quoted market prices at the balance sheet date. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of December 31, 2009.

The Company uses derivative contracts to hedge portions of its foreign currency exposures and also used derivatives to hedge a portion of its precious metal exposures in 2009. The objectives and strategies for using derivatives in these areas are as follows:

Foreign Currency.  The Company sells products to overseas customers in their local currencies, primarily the euro, sterling and yen. The Company secures foreign currency derivatives, mainly forward contracts and options, to hedge these anticipated sales transactions. The purpose of the hedge program is to protect against the reduction in the dollar value of foreign currency sales from adverse exchange rate movements. Should the dollar strengthen significantly, the decrease in the translated value of the foreign currency sales should be partially offset by gains on the hedge contracts. Depending upon the methods used, the hedge contract may limit the benefits from a weakening U.S. dollar.

The use of forward contracts locks in a firm rate and eliminates any downside from an adverse rate movement as well as any benefit from a favorable rate movement. The Company may from time to time choose to hedge with options or a tandem of options known as a collar. These hedging techniques can limit or eliminate the downside risk but can allow for some or all of the benefit from a favorable rate movement to be realized. Unlike a forward contract, a premium is paid for an option; collars, which are a combination of a put and call option, may have a net premium but they can be structured to be cash neutral. The Company will primarily hedge with forward contracts due to the relationship between the cash outlay and the level of risk.

A team consisting of senior financial managers reviews the estimated exposure levels, as defined by budgets, forecasts and other internal data, and determines the timing, amounts and instruments to use to hedge that exposure. Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transactions against the program objectives, targeted rates and levels of risk assumed. Hedge contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of rate movements.

The total exchange loss, which includes realized and unrealized items, was $0.7 million in 2009, $3.7 million in 2008 and $0.6 million in 2007.

Precious Metals.  The Company maintains the majority of its precious metal inventory on consignment in order to reduce its working capital investment and the exposure to metal price movements. When a precious metal product is fabricated and ready for shipment to the customer, the metal is purchased out of consignment at the current market price. The price paid by the Company forms the basis for the price charged to the customer. This methodology allows for changes in either direction in the market prices of the precious metals used by the Company to be passed through to the customer and reduces the impact changes in prices could have on the Company’s margins and operating profit. The consigned metal is owned by financial institutions who charge the Company a financing fee based upon the current value of the metal on hand.

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

The use of derivatives is governed by policies adopted by the Board of Directors. The Company will only enter into a derivative contract if there is an underlying identified exposure. Contracts are typically held to maturity. The Company does not engage in derivative trading activities and does not use derivatives for speculative purposes. The Company only uses hedge contracts that are denominated in the same currency or metal as the underlying exposure.

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

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Asset (liability)
Foreign currency contracts
Forward contracts
Yen	$6,562	$220	$18,997	$(2,390)
Euro	6,209	(93)	22,513	537
Sterling	375	(12)	3,194	485

Total	$13,146	$115	$44,704	$(1,368)

Options
Euro	$—	$—	$2,689	$212
Embedded copper derivative	$18,433	$(4,892)	$—	$—

The fair values of the outstanding derivatives are recorded as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short term or long term depending upon their maturity dates. The balance sheet classification of the outstanding derivatives at December 31, 2009 and 2008 was as follows:

	December 31,
(Dollars in thousands)	2009	2008

Asset (liability)
Prepaid expenses	$220	$1,234
Other assets	—	—
Other liabilities and accrued items	(4,997)	(2,354)
Other long-term liabilities	—	(36)

Total	$(4,777)	$(1,156)

All of the foreign currency derivatives secured in 2009 and 2008 were designated as cash flow hedges. Changes in the fair values of these derivatives are recorded in OCI and charged or credited to income when the contracts mature and the underlying hedged transactions occur. There were no precious metal hedge contracts outstanding as of December 31, 2009 or 2008.

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of December 31, 2009 and 2008 and the amounts transferred into income for the twelve months then ended follows.

	Effective Portion of Hedge			Ineffective Portion of Hedge
	Recognized	Reclassified From OCI		Recognized in Income on
	In OCI at	Into Income During Period		Derivative During Period
(Dollars in thousands)	End of Period	Location	Amount	Location	Amount

Gain (loss)
2009
Foreign currency contracts
Forward contracts	$115	Other-net	$(810)	Other-net	$—
Options (collars)	—	Other-net	212	Other-net	—

Total	115		(598)		—
Precious metal forward contracts	—	Cost of sales	478	Cost of sales	—

Total	$115		$(120)		$—

2008
Foreign currency contracts
Forward contracts	$(1,368)	Other-net	$(2,325)	Other-net	$—
Options (collars)	212	Other-net	(735)	Other-net	—

Total	(1,156)		(3,060)		—
Precious metal forward contracts	—	Cost of sales	—	Cost of sales	—

Total	$(1,156)		$(3,060)		$—

The Company secured a debt obligation with an embedded copper derivative in 2009. This derivative provides an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative does not qualify as a hedge for accounting purposes and changes in its fair value are charged against income in the current period. The Company recorded a loss of $4.9 million in 2009 due to the changes in the derivative’s fair value as a result of an increase in copper prices. The loss was recorded as derivative ineffectiveness on the Consolidated Statement of Income. The debt obligation matures in 2010.

The Company had an interest rate swap that was initially designated as a cash flow hedge. However, in 2003, the underlying hedged item was terminated early and the swap no longer qualified as a hedge. A loss of $0.2 million was recorded in 2008 due to changes in the swap’s fair value as a result of movements in interest rates. The swap was terminated in the fourth quarter 2008.

Total derivative ineffectiveness was an expense of $4.9 million in 2009, $0.2 million in 2008 and $0.1 million in 2007.

In 2006, the Company terminated early various commodity swaps that were designated as cash flow hedges. The gains on the early terminations were deferred into OCI until the original hedged items, the purchases of copper, were acquired and then relieved from inventory. During the first half of 2008, gains totaling $0.2 million from OCI were credited to cost of sales on the Consolidated Statement of Income. The deferred gains on the commodity swaps were fully amortized out of OCI as of the end of the second quarter 2008.

The Company expects to relieve $0.1 million from OCI and credit other-net on the Consolidated Statement of Income in 2010.

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

	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$145,524	$134,741	$32,786	$34,239
Service cost	4,463	5,297	289	303
Interest cost	8,994	8,490	1,929	2,127
Actuarial (gain) loss	8,171	4,241	(1,765)	(1,325)
Benefit payments from fund	(6,393)	(5,682)	—	—
Benefit payments directly by Company	(104)	(112)	(2,710)	(2,955)
Expenses paid from assets	(392)	(360)	—	—
Curtailment gain	(547)	—	—	—
Medicare Part D subsidy	—	—	357	397
Foreign currency exchange rate changes	313	(1,091)	—	—

Benefit obligation at end of year	160,029	145,524	30,886	32,786

Change in plan assets
Fair value of plan assets at beginning of year	81,810	111,872	—	—
Actual return on plan assets	15,944	(27,372)	—	—
Employer contributions	18,494	4,451	—	—
Benefit payments from fund	(6,393)	(5,682)	—	—
Expenses paid from assets	(392)	(360)	—	—
Foreign currency exchange rate changes	266	(1,099)	—	—

Fair value of plan assets at end of year	109,729	81,810	—	—

Funded status at end of year	$(50,300)	$(63,714)	$(30,886)	$(32,786)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other liabilities and accrued items	$—	$—	$(2,609)	$(2,856)
Retirement and post-employment benefits	(50,300)	(63,714)	(28,277)	(29,930)

	$(50,300)	$(63,714)	$(30,886)	$(32,786)

Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial (gain) loss	$67,446	$67,518	$(2,214)	$(449)
Net prior service (credit) cost	(4,560)	(6,139)	129	93

	$62,886	$61,379	$(2,085)	$(356)

Amortizations expected to be recognized during next fiscal year (before tax):
Amortization of net loss	$2,834	$2,024	$—	$—
Amortization of prior service credit	(530)	(644)	(36)	(36)

	$2,304	$1,380	$(36)	$(36)

Additional information
Accumulated benefit obligation for all defined benefit pension plans	$156,942	$142,896	N/A	N/A
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	160,029	142,602	N/A	N/A
Aggregate fair value of plan assets	109,729	78,806	N/A	N/A
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	156,942	139,974	N/A	N/A
Aggregate fair value of plan assets	109,729	78,806	N/A	N/A

Components of net periodic benefit cost and other amounts recognized in other comprehensive income

	Pension Benefits			Other Benefits
(Dollars in thousands)	2009	2008	2007	2009	2008	2007

Net periodic benefit cost
Service cost	$4,463	$5,297	$5,001	$289	$303	$301
Interest cost	8,994	8,490	7,977	1,929	2,127	1,909
Expected return on plan assets	(9,746)	(9,061)	(9,002)	—	—	—
Amortization of prior service (benefit)	(549)	(644)	(660)	(36)	(36)	(36)
Recognized net actuarial loss	1,557	1,186	1,823	—	—	—
Curtailment gain	(1,069)	—	—	—	—	—

Net periodic benefit cost	$3,650	$5,268	$5,139	$2,182	$2,394	$2,174

	Pension Benefits			Other Benefits
(Dollars in thousands)	2009	2008	2007	2009	2008	2007

Change in other comprehensive income
OCI at beginning of year	$61,379	$21,337	$27,437	$(356)	$933	$(2,203)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	549	644	660	36	36	36
Recognized during year — net actuarial (losses) gains	(1,557)	(1,225)	(1,823)	—	—	—
Occurring during year — prior service cost	—	39	889	—	—	—
Occurring during year — net actuarial losses (gains)	1,974	40,677	(5,817)	(1,765)	(1,325)	3,100
Other adjustments	522	—	—	—	—	—
Foreign currency exchange rate changes	19	(93)	(9)	—	—	—

OCI at end of year	$62,886	$61,379	$21,337	$(2,085)	$(356)	$933

Summary of key valuation assumptions
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	5.86%	6.16%	N/A	5.88%	6.15%	N/A
Rate of compensation increase	3.00%	2.03%	N/A	3.00%	2.00%	N/A
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	6.65%	6.41%	5.95%	6.15%	6.50%	6.13%
Expected long-term return on plan assets	8.22%	8.21%	8.46%	N/A	N/A	N/A
Rate of compensation increase	2.09%	4.34%	4.35%	2.00%	4.50%	4.50%

The Company uses a December 31 measurement date for the above plans.

Effective January 1, 2008, the Company revised the expected long-term rate of return assumption used in calculating the annual expense for its domestic pension plan. This assumed expected long-term rate of return was decreased to 8.25% from 8.5%, with the impact being accounted for as a change in estimate.

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

Assumptions for the defined benefit pension plans in Germany and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in Germany and England. The plan in Germany is unfunded and the plan in England has assets that are approximately 4% of the Company’s aggregated total fair value of plan assets as of year-end 2009.

Assumed health care trend rates at fiscal year end	2009	2008

Health care trend rate assumed for next year	8.00%	8.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase		1-Percentage-Point Decrease
(Dollars in thousands)	2009	2008	2009	2008

Effect on total of service and interest cost components	$46	$53	$(41)	$(48)
Effect on post-retirement benefit obligation	629	796	(573)	(718)

Plan Assets

The fair values of the Company’s defined benefit pension plan assets at fiscal year-end 2009 by asset category are as follows:

		Fair Value Measurements
		Quoted
		Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Cash	$16,331	$16,331	$—	$—
Equity securities:
U.S. (a)	26,590	19,179	7,411	—
International (b)	11,773	4,741	7,032	—
Emerging markets (c)	9,156	8,951	205	—
Fixed income securities:
Intermediate-term bonds (d)	17,962	17,962	—	—
Global bonds (e)	18,101	17,583	518	—
Other types of investments:
Real estate fund (f)	5,523	5,523	—	—
Multi-strategy hedge funds (g)	3,507	—	—	3,507
Private equity funds	786	—	—	786

Total	$109,729	$90,270	$15,166	$4,293

(a)	Mutual funds that invest in various sectors of the U.S. market.

(b)	Mutual funds that invest in non-U.S. companies primarily in developed countries that are generally considered to be value stocks.

(c)	Mutual funds that invest in non-U.S. companies in emerging market countries.

(d)	Includes a mutual fund that employs a value-oriented approach to fixed income investment management.

(e)	Mutual funds that invest in domestic and foreign sovereign securities, fixed income securities, mortgage-backed and asset-backed bonds, convertible bonds, high yield bonds and emerging market bonds.

(f)	Includes a mutual fund that typically invests at least 80% of its assets in equity and debt securities of companies in the real estate industry or related industries or in companies which own significant real estate assets at the time of investment.

(g)	Includes hedge funds that employ multiple strategies to multiple asset classes with low correlations.

The following table summarizes changes in the fair value of the Company’s defined benefit pension plan Level 3 assets for the year ended December 31, 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Multi-	Private
	strategy	equity
(Dollars in thousands)	hedge funds	funds	Total

Beginning balance at December 31, 2008	$5,965	$781	$6,746
Actual return on plan assets:
Relating to assets still held at the reporting date	787	(24)	763
Relating to assets sold during the period	(16)	—	(16)
Purchases, sales and settlements	(3,229)	29	(3,200)
Transfers in and/or out of Level 3	—	—	—

Ending balance at December 31, 2009	$3,507	$786	$4,293

The Company’s domestic defined benefit pension plan investment strategy, as approved by the Retirement Plan Review Committee, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents and alternative securities (which include real estate, private venture capital investments and hedge funds). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 30% to 70% in equity securities, 20% to 50% in fixed income securities and cash and up to 20% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.

None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions

The Company expects to contribute $8.1 million to its domestic pension plan and $2.6 million to its other benefit plans in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
			Net of
			Medicare
		Gross Benefit	Part D
During Fiscal Years	Pension Benefits	Payment	Subsidy
(Dollars in thousands)
2010	$6,389	$3,003	$2,609
2011	6,677	3,064	2,651
2012	7,251	3,133	2,695
2013	7,766	3,168	2,710
2014	8,131	3,115	2,638
2015 through 2019	48,423	15,121	12,397

Other Benefit Plans

In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $2.9 million at December 31, 2009 and $2.8 million at December 31, 2008 and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.

The Company also sponsors defined contribution plans available to substantially all U.S. employees. Company contributions to the plans are based on matching a percentage of employee savings up to a specified savings level. The Company’s annual contributions were $0.6 million in 2009, $3.0 million in 2008 and $2.9 million in 2007. The Company reduced its matching percentage in half effective at the beginning of 2009 and reduced its matching percentage to zero for the majority of its U.S. employees in the second quarter of 2009.

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

The Company received enhanced insurance coverage as part of the legal settlement with its insurers in the fourth quarter 2007. See Note N to the Consolidated Financial Statements. The enhanced insurance includes occurrence-based coverage for years up to the date of the settlement, including years when the Company did not have any beryllium-related product liability insurance. Claims filed by third-party plaintiffs alleging chronic beryllium disease filed prior to the end of 2022 will be covered by this insurance if any portion of the alleged exposure period occurred prior to year-end 2007. Both defense and indemnity costs are covered subject to an annual $1.0 million deductible and other terms and provisions.

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

The Company recorded a reserve for CBD litigation of $0.6 million as of December 31, 2009 and $2.0 million at December 31, 2008. The reserve is included in other long-term liabilities on the Consolidated Balance Sheets. The Company also recorded an asset of $0.3 million as of December 31, 2009 and $1.7 million as of December 31, 2008 for recoveries from insurance carriers on the outstanding insured claims. The asset is included in other assets on the Consolidated Balance Sheets. Fully-insured settlement payments totaling $0.9 million for beryllium litigation were made in 2009. There were no settlement payments made in 2008 for beryllium litigation.

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

The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid and the balance at the end of the year for 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008

Reserve balance at beginning of year	$(6,272)	$(5,196)
Expensed	(353)	(1,337)
Paid	1,033	261

Reserve balance at end of year	$(5,592)	$(6,272)

Ending balance recorded in:
Other liabilities and accrued items	$(953)	$(1,407)
Other long-term liabilities	(4,639)	(4,865)

The majority of the spending in 2009 was for clean-up costs associated with the Company’s former headquarters building; this facility, which the Company still owned as of year-end 2009, had previously been used for light manufacturing and research and development work. The expense in 2008 included $1.1 million for this project. The expense in 2009 was primarily for costs associated with a newly identified project with the balance for changes in the estimates of existing projects.

These reserves cover existing or currently foreseen projects. It is possible that additional environmental losses may occur beyond the current reserve, the extent of which cannot be estimated.

Long-term Obligation

The Company had a long-term supply arrangement with Ulba/Kazatomprom of the Republic of Kazakhstan and its marketing representative, Nukem, Inc. of Connecticut, that terminated on December 31, 2008. Purchases of beryllium-containing materials from Nukem were $8.9 million in 2008 and $6.4 million in 2007. Beginning in 2009, purchases from Nukem may be made from time to time through the Company’s normal purchasing practices.

The Company had agreements to purchase stated quantities of beryl ore, beryllium metal and copper beryllium master alloy from the Defense Logistics Agency of the U.S. Government that expired in 2007. Purchases under these agreements totaled approximately $4.9 million in 2007.

Other

One of the Company’s subsidiaries is a defendant in a U.S. legal case where the plaintiff is alleging patent infringement by the Company and a small number of its customers. The Company has provided an indemnity agreement to certain of those customers, under which the Company will pay any damages awarded by the court. The Company believes it has numerous and strong defenses applicable to both the Company and the indemnified customers and is contesting this action. The Company has filed suit seeking sanctions against this plaintiff. Both of these actions are ongoing. The Company earlier filed a suit in Australia to revoke a corresponding patent and the Australian court ruled in the Company’s favor. The Company has not made any payments for damages on behalf of any customers as of December 31, 2009, nor has the Company recorded a reserve for losses under these indemnification agreements as of December 31, 2009. The Company does not believe a range of potential losses, if any, can be estimated at the present time.

The Company is subject to various other legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

The Company has outstanding letters of credit totaling $15.3 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues and other matters that expire in 2010.

Note K —	Common Stock and Stock-based Compensation

The Company has five million shares of Serial Preferred Stock authorized (no par value), none of which have been issued. Certain terms of the Serial Preferred Stock, including dividends, redemption and conversion, will be determined by the Board of Directors prior to issuance.

A reconciliation of the changes in the number of shares of common stock issued is as follows (in thousands):

Issued as of January 1, 2007	26,362
Exercise of stock options	296
Vesting of restricted shares	29

Issued as of December 31, 2007	26,687
Exercise of stock options	12
Vesting of restricted shares	8

Issued as of December 31, 2008	26,707
Exercise of stock options	32
Vesting of performance restricted shares	61

Issued as of December 31, 2009	26,800

On May 2, 2000 the Company’s Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each share of Common Stock outstanding as of the close of business on May 16, 2000. The plan allows for new shares issued after May 16, 2000 to receive one right subject to certain limitations and exceptions. Each right entitles the shareholder to buy one one-hundredth of a share of Serial Preferred Stock, Series A, at an initial exercise price of $110. A total of 450,000 unissued shares of Serial Preferred Stock will be designated as Series A Preferred Stock. Each share of Series A Preferred Stock will be entitled to participate in dividends on an equivalent basis with one hundred shares of common stock and will be entitled to one vote. The rights will not be exercisable and will not be evidenced by separate right certificates until a specified time after any person or group acquires beneficial ownership of 20% or more (or announces a tender offer for 20% or more) of common stock. The rights expire on May 16, 2010, and can be redeemed for one cent per right under certain circumstances.

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

Stock Options

Stock options may be granted to employees or non-employee directors of the Company. Option rights entitle the optionee to purchase common shares at a price equal to or greater than the market value on the date of grant. Option rights granted to employees generally become exercisable (i.e., vest) over a four-year period and expire ten years from the date of the grant. Options granted to employees may also be issued with shorter vesting periods.

Options granted to non-employee directors vest in six months and expire ten years from the date of the grant. The number of options available to be issued is established in plans approved by shareholders. The exercise of options is generally satisfied by the issuance of new shares.

Compensation cost for options is determined at the date of the award through the use of a pricing model and charged against income over the vesting period for each award. Compensation cost was zero in 2009 and 2008 and less than $0.1 million in 2007. There is no remaining unvested value to be expensed on the outstanding options as of December 31, 2009.

The following table summarizes the Company’s stock option activity during 2009:

		Weighted-
		average		Weighted-
		Exercise	Aggregate	average
	Number of	Price per	Intrinsic	Remaining
(Shares in thousands)	Options	Share	Value	Term

Outstanding at December 31, 2008	355	$15.81
Exercised	(32)	15.71
Cancelled	(3)	14.91

Outstanding at December 31, 2009	320	15.83	$1,054,000	3.50 years

Vested and expected to vest as of December 31, 2009	320	15.83	1,054,000	3.50 years
Exercisable at December 31, 2009	320	15.83	1,054,000	3.50 years

Summarized information on options outstanding as of December 31, 2009 follows:

	Number	Weighted-	Weighted-
	Outstanding	average	average
	and Exercisable	Remaining	Exercise
	(Thousands)	Life (Years)	Price

Range of Option Prices
$5.55-$8.10	34	3.25	$6.12
$12.15-$14.80	74	3.06	12.81
$15.97-$17.68	162	4.48	17.26
$20.64-$22.43	50	1.13	22.22

	320	3.50	$15.83

Cash received from the exercise of stock options totaled $0.5 million in 2009, $0.2 million in 2008 and $5.0 million in 2007. The tax benefit realized from tax deductions from exercises was $0.1 million in 2009, $0.5 million in 2008 and $2.8 million in 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.1 million and $9.3 million, respectively.

Restricted Stock

The Company may grant restricted stock to employees and non-employee directors of the Company. These shares must be held and not disposed of for a designated period of time as defined at the date of the grant and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the restricted shares is determined on the date of the grant and is amortized over the restriction period. The restriction period is typically three years.

The fair value of the restricted stock is based on the stock price on the date of grant. The weighted-average grant date fair value for 2009, 2008 and 2007 was $15.67, $28.67 and $44.98, respectively.

Compensation cost was $2.4 million in 2009, $1.7 million in 2008 and $1.3 million in 2007. The unamortized compensation cost on the outstanding restricted stock was $2.6 million as of December 31, 2009 and is expected to be amortized over a weighted-average period of 22 months.

The following table summarizes the restricted stock activity during 2009:

		Weighted-
		average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value

Outstanding at December 31, 2008	135	$34.35
Granted	184	15.67
Vested	(27)	19.31
Forfeited	(9)	20.44

Outstanding at December 31, 2009	283	$23.11

Long-term Incentive Plans

Under long-term incentive plans (LTIP), executive officers and selected other employees receive cash or stock awards based upon the Company’s performance over the defined period, typically three years. Awards may vary based upon the degree to which actual performance exceeds the pre-determined threshold, target and maximum performance levels at the end of the performance periods. Payouts may be subjected to attainment of threshold performance objectives.

Under the 2007-2009 and the 2008-2010 long-term incentive plans, base awards will be settled in shares of the Company’s common stock while performance achievement in excess of the defined targets will be paid in cash based upon the share price of the Company’s common stock as of the end of the performance period. In the first quarter of 2009, approximately 61,000 shares were issued to employees for their achievement under the 2006-2008 LTIP. Compensation expense is based upon the performance projections for the three-year period, the percentage of requisite service rendered and the fair market value of the Company’s common stock on the date of the grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and totaled ($0.3) million for 2009, $0.1 million for 2008 and $1.9 million for 2007. The related balance in shareholders’ equity was $0.3 million as of December 31, 2009.

Directors Deferred Compensation

Non-employee directors may defer all or part of their fees into shares of the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common stock do not impact the recorded values of the shares.

Prior to December 31, 2004, the non-employee directors had the election to defer their fees into shares of the Company’s common stock or other specific investments. The directors could also transfer their deferred amounts among election choices. The fair value of the deferred shares is determined at the acquisition date and recorded within shareholders’ equity with the offset recorded as a liability. Subsequent changes in the fair market value of the Company’s common stock were reflected as a change in the liability and an increase or decrease to expense. Effective April 1, 2009, an amendment was adopted for this plan that no longer allows the participants to exchange into or out of the Company’s common stock, resulting in the elimination of the market value adjustment and the reclassification of the liability to equity.

The following table summarizes the stock activity for the directors’ deferred compensation plan during 2009:

		Weighted-
		average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value

Outstanding at December 31, 2008	105	$28.53
Granted	16	14.74
Sale	(4)	15.68
Distribution	(10)	15.68

Outstanding at December 31, 2009	107	$27.29

The Company recorded expense in 2009 for the directors’ deferred compensation plan of $0.1 million, income of $1.2 million in 2008 and expense of $0.3 million in 2007. During the years ended December 31, 2009, 2008 and 2007, the weighted-average grant date fair value of shares granted was $14.74, $24.18 and $45.22, respectively.

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

In the first quarter 2009, the Company issued approximately 350,000 SAR at a strike price of $15.01 per share. The SAR vest three years from the date of grant and expire in ten years.

The following table summarizes the Company’s SAR activity during 2009:

		Weighted-
		average		Weighted-
		Exercise	Aggregate	average
	Number of	Price per	Intrinsic	Remaining
(Shares in thousands)	SAR	Share	Value	Term

Outstanding at December 31, 2008	180	$29.09
Granted	350	15.01

Outstanding at December 31, 2009	530	19.80	$1,234,000	8.33 years

Vested and expected to vest as of December 31, 2009	530	19.80	1,234,000	8.33 years
Exercisable at December 31, 2009	111	24.03	—	6.34 years

The fair value of the SAR granted in 2009 was $7.83. The fair value will be amortized to compensation cost on a straight-line basis over the three-year vesting period. Compensation cost was $1.4 million, $0.8 million and $0.7 million for 2009, 2008 and 2007, respectively and was included in selling, general and administrative expense. The unamortized compensation cost balance was $2.1 million as of December 31, 2009.

Summarized information on SAR outstanding as of December 31, 2009 follows:

		Weighted-	Weighted-
	Number	average	average
	Outstanding	Remaining	Exercise
SAR Prices	(Thousands)	Life (Years)	Price

$15.01	350	9.11	$15.01
$24.03	111	6.34	24.03
$27.78	30	8.13	27.78
$44.72	39	7.13	44.72

	530	8.33	$19.80

The SAR granted at $24.03 are exercisable.

The fair value of the SAR was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	0.31%	2.14%	5.03%
Dividend yield	0%	0%	0%
Volatility	55.0%	49.2%	45.7%
Expected lives (in years)	6.5	6.5	6.0

The risk-free rate of return was based upon the three-month Treasury bill rate at the time the SAR were granted. The Company has not paid a dividend since 2001. The share price volatility was calculated based upon the actual closing prices of the Company’s shares at month end over a period of approximately ten years prior to the granting of the SAR. This approach to measuring volatility is consistent with the approach used to calculate the volatility assumption in the valuation of stock options. Prior analyses indicated that the Company’s employee stock options have an average life of approximately six years. Prior to 2006, the Company had not granted SAR in a significant number of years. Management believes that the SAR have similar features and should function in a manner similar to employee stock options.

Note L —	Other Comprehensive Income

The following table summarizes the cumulative net gain (loss) by component, net of tax, within other comprehensive income as of December 31, 2009, 2008 and 2007.

	December 31,
(Dollars in thousands)	2009	2008	2007

Foreign currency translation adjustment	$2,324	$2,346	$41
Derivative financial instruments (net of taxes of ($1,362) in
2009, ($1,808) in 2008 and ($1,859) in 2007)	1,477	652	555
Pension and other retirement plan adjustment (net of taxes of
($10,316) in 2009, ($10,224) in 2008 and $2,902 in 2007)	(50,485)	(50,799)	(25,172)

Total	$(46,684)	$(47,801)	$(24,576)

Note M —	Segment Reporting and Geographic Information

Beginning in 2009, the operating results for Zentrix Technologies Inc., a small, wholly owned subsidiary, are included in the Advanced Material Technologies and Services segment. Previously, Zentrix was included in the All Other column. This change was made because the management of Advanced Material Technologies and Services is now responsible for Zentrix and this structure is consistent with the internal reporting used by the Chairman of the Board in evaluating operations. Prior year results have been recast to reflect this change.

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

2009
Sales to external customers	$460,837	$172,507	$47,030	$34,749	$715,123	$63	$715,186
Intersegment sales	639	2,555	176	1,493	4,863	—	4,863
Operating profit (loss)	22,622	(32,273)	2,121	(2,526)	(10,056)	(9,429)	(19,485)
Depreciation, depletion and amortization	11,642	15,937	850	2,361	30,790	1,149	31,939
Expenditures for long-lived assets	4,496	3,802	34,542	430	43,270	1,711	44,981
Assets	274,949	191,806	81,073	21,252	569,080	52,873	621,953
2008
Sales to external customers	$480,327	$299,867	$63,604	$65,913	$909,711	$—	$909,711
Intersegment sales	2,332	776	452	1,405	4,965	—	4,965
Operating profit (loss)	10,847	5,846	8,372	5,931	30,996	(2,925)	28,071
Depreciation, depletion and amortization	10,152	18,246	740	2,273	31,411	2,415	33,826
Expenditures for long-lived assets	7,901	9,145	13,165	1,145	31,356	4,580	35,936
Assets	215,700	239,810	54,224	23,087	532,821	49,076	581,897
2007
Sales to external customers	$533,503	$289,971	$60,489	$70,886	$954,849	$860	$955,709
Intersegment sales	1,862	3,546	1,062	2,127	8,597	—	8,597
Operating profit	60,445	7,585	7,837	4,726	80,593	3,872	84,465
Depreciation, depletion and amortization	5,589	12,510	900	2,340	21,339	2,541	23,880
Expenditures for long-lived assets	10,709	12,485	5,089	2,963	31,246	2,304	33,550
Assets	195,110	229,582	38,148	26,843	489,683	60,868	550,551

Intersegment sales are eliminated in consolidation. The sales to external customers are presented net of intersegment sales. Segments are evaluated using operating profit.

The All Other column includes the parent company expenses, the operating results for BEM Services, Inc., a wholly owned subsidiary, and other corporate charges. BEM Services, Inc. provides administrative and financial services to the other businesses in the Company on a cost-plus basis. The All Other column included the operating results of Circuits Processing Technology, Inc. in 2007. This small facility manufactured circuitry for defense and commercial applications and was sold in the first quarter 2007. The assets shown in the All Other column include the assets used by these operations as well as cash and long-term deferred income taxes.

Sales from U.S. operations to external domestic and foreign customers were $540.4 million in 2009, $692.6 million in 2008 and $714.3 million in 2007. Sales attributed to countries based upon the location of customers and long-lived assets, which include property, plant and equipment, intangible assets and goodwill, deployed by country are as follows:

(Dollars in thousands)	2009	2008	2007

Sales
United States	$466,031	$576,141	$541,589
All other	249,155	333,570	414,120

Total	$715,186	$909,711	$955,709

Long-lived assets
United States	$321,141	$260,353	$203,473
All other	12,553	13,626	12,896

Total	$333,694	$273,979	$216,369

No individual country, other than the United States, or customer accounted for 10% or more of the Company’s sales for the years presented. Sales outside the United States are primarily from Asia and Europe.

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

In a separate case, during the fourth quarter 2007, the Company reached an agreement to settle a lawsuit against its former insurers. The Company originally filed the lawsuit in attempts to resolve a dispute over how insurance coverage should be applied to incurred legal defense costs and indemnity payments. In the third quarter 2006, the court issued a summary judgment in the Company’s favor and awarded the Company damages of $7.8 million to be paid by the Company’s former insurance providers. The damages represented costs previously paid by the Company over a number of years that were not reimbursed by the insurance providers. The damages also included accrued interest on those costs. Due to uncertainties surrounding the appeal process and the ultimate collection of the award, the $7.8 million was never recorded in the Consolidated Financial Statements.

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

Interest expense associated with active construction and mine development projects is capitalized and amortized over the future useful lives of the related assets. The following chart summarizes the interest incurred, capitalized and paid, as well as the amortization of capitalized interest for 2009, 2008 and 2007.

(Dollars in thousands)	2009	2008	2007

Interest incurred	$1,411	$2,365	$2,138
Less capitalized interest	112	370	378

Total net expense	$1,299	$1,995	$1,760

Interest paid	$898	$2,193	$2,104

Amortization of capitalized interest included in cost of sales	$517	$595	$567

The difference in expense among 2009, 2008 and 2007 was due to changes in the level of outstanding debt and the average borrowing rate. Amortization of deferred financing costs within interest expense was $0.4 million in each of the three years presented.

Note P —	Income Taxes

The (loss) income before income taxes and income taxes (benefit) are comprised of the following components, respectively:

(Dollars in thousands)	2009	2008	2007

(Loss) income before income taxes:
Domestic	$(21,288)	$24,646	$79,545
Foreign	504	1,430	3,160

Total (loss) income before income taxes	$(20,784)	$26,076	$82,705

Income taxes (benefit):
Current income taxes:
Domestic	$1,018	$659	$13,152
Foreign	618	904	968

Total current	1,636	1,563	14,120
Deferred income taxes:
Domestic	$(10,241)	$6,267	$13,215
Foreign	(107)	(268)	1,160
Valuation allowance	283	157	925

Total deferred	(10,065)	6,156	15,300

Total income taxes (benefit)	$(8,429)	$7,719	$29,420

The reconciliation of the federal statutory and effective income tax rates follows:

	2009	2008	2007

Federal statutory rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax effect	(1.9)	2.1	0.9
Effect of excess of percentage depletion over cost depletion	(2.3)	(5.4)	(1.4)
Manufacturing production deduction	(1.3)	(1.5)	(1.2)
Officers’ compensation	0.1	0.7	1.5
Adjustment to unrecognized tax benefits	(3.4)	(5.0)	—
Taxes on foreign source income	0.9	0.6	1.0
Other items	2.3	3.1	(0.2)

Effective tax rate (benefit)	(40.6)%	29.6%	35.6%

Included in domestic income taxes, as shown in the Consolidated Statements of Income, are ($0.6) million, $0.8 million, and $1.2 million of state and local income taxes in 2009, 2008 and 2007, respectively.

The Company had domestic and foreign income tax payments (refunds) of ($4.1) million, $8.6 million and $13.8 million in 2009, 2008 and 2007, respectively.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred taxes recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Dollars in thousands)	2009	2008

Asset (liability)
Post-retirement benefits other than pensions	$12,141	$12,964
Alternative Minimum Tax credit	4,211	7,404
Other reserves	8,088	6,927
Environmental reserves	1,975	2,181
Inventory	7,771	—
Pensions	15,527	15,900
Derivative instruments and hedging activities	1,920	466
Net operating loss and credit carryforward	5,095	4,488
Miscellaneous	380	80

	57,108	50,410
Valuation allowance	(3,696)	(2,952)

Total deferred tax assets	53,412	47,458

Depreciation	(24,674)	(26,028)
Amortization	(8,248)	(4,238)
Inventory	—	(1,602)
Capitalized interest expense	(348)	(440)
Mine development	(653)	(1,170)

Total deferred tax liabilities	(33,923)	(33,478)

Net deferred tax asset	$19,489	$13,980

The Company had deferred income tax assets offset with a valuation allowance for state and foreign net operating losses and state investment tax credit carryforwards. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.

At December 31, 2009, for income tax purposes, the Company had foreign net operating loss carryforwards of $3.7 million that do not expire, and $8.5 million that expire in calendar years 2011 through 2018. The Company had state net operating loss carryforwards of $12.9 million that expire in calendar years 2010 through 2025. The

Company had state tax credits of $1.9 million that expire in calendar years 2010 through 2024. The Company had Alternative Minimum Tax credits of $4.2 million that do not expire.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2002, state and local examinations for years before 2006, and foreign examinations for tax years before 2003. The Company is presently under examination for the income tax filings in a state jurisdiction.

A reconciliation of the Company’s unrecognized tax benefits for the years ending December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008

Balance as of January 1	$3,476	$5,368
Additions to tax positions related to current year	—	359
Reduction to tax positions related to prior years	(1,029)	—
Lapses on statutes of limitations	(3)	(2,251)

Balance as of December 31	$2,444	$3,476

At December 31, 2009, the Company had $2.7 million of unrecognized tax benefits, of which $2.3 million would affect the Company’s effective tax rate if recognized. The gross unrecognized tax benefits will differ from the amount that would affect the effective tax rate due to the impact of foreign country offsets relating to transfer pricing adjustments and other offsetting items.

The Company classifies all interest and penalties as income tax expense. The Company recorded approximately $0.3 million of accrued interest and penalties related to uncertain tax positions.

A provision has not been made with respect to $23.1 million of unremitted foreign earnings at December 31, 2009 because such earnings may be considered to be reinvested indefinitely. It is not practical to estimate the amount of unrecognized deferred tax liability for undistributed foreign earnings.

Note Q —	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (EPS):

(Thousands except per share data)	2009	2008	2007

Numerator for basic and diluted EPS:
Net (loss) income	$(12,355)	$18,357	$53,285
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,191	20,335	20,320
Effect of dilutive securities:
Stock options and stock appreciation rights	—	85	240
Restricted stock	—	29	28
Performance restricted shares	—	94	24

Diluted potential common shares	—	208	292

Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,191	20,543	20,612

Basic EPS	$(0.61)	$0.90	$2.62

Diluted EPS	$(0.61)	$0.89	$2.59

In accordance with accounting guidelines, no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists. Accordingly, dilutive securities totaling 163,000 have been excluded from the diluted EPS calculation for 2009.

The following are the options to purchase common stock with exercise prices in excess of the average annual share price and the stock appreciation rights with grant prices in excess of the average annual share price that were excluded from the diluted EPS calculations as their effect would have been anti-dilutive:

(Thousands)	2009	2008	2007

Stock options	50	—	—
Stock appreciation rights	180	69	—

Total	230	69	—

Note R —	Related Party Transactions

The Company had outstanding loans of $0.1 million with four employees, including one executive officer, at December 31, 2009 and $0.1 million with five employees, including one executive officer, at December 31, 2008. The loans were made in the first quarter 2002 pursuant to life insurance agreements between the Company and the employees. The portion of the premiums paid by the Company is treated as a loan from the Company to the employees and the loans are secured by the insurance policies, which are owned by the employees. The agreements require each employee to maintain the insurance policy’s cash surrender value in an amount at least equal to the outstanding loan balance. The loans are payable from the insurance proceeds upon the employee’s death or at an earlier date due to the occurrence of specified events. The loans bear an interest rate equal to the applicable federal rate. There have been no modifications to the loan terms since the inception of the agreements.

Note S —	Subsequent Event (Unaudited)

The Company acquired all of the outstanding shares of Academy Corporation for $22.7 million in cash in January 2010. Academy, based in Albuquerque, New Mexico, provides precious and non-precious metals and refining services for a variety of applications, including architectural glass, solar energy, medical and electronics. Major product forms include sputtering targets, sheet, fine wire, rod and powder. Academy employs approximately 150 people.

The Company financed the acquisition with a combination of cash and borrowings under the revolving credit agreement. In conjunction with the purchase, the Company transferred ownership of Academy’s precious metal inventory to a financial institution for its market value of $7.2 million and consigned it back under the existing consignment lines. The purchase price includes amounts to be held in escrow pending resolution of matters as defined in the purchase agreement.

Note T —	Quarterly Data (Unaudited)

The following tables summarize selected quarterly financial data for the years ended December 31, 2009 and 2008:

	2009
	First	Second	Third	Fourth
(Dollars in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$135,359	$174,134	$190,538	$215,155	$715,186
Gross margin	14,602	22,134	25,191	29,495	91,422
Percent of sales	10.8%	12.7%	13.2%	13.7%	12.8%
Net income (loss)	$(8,144)	$(785)	$126	$(3,552)	$(12,355)
Net income (loss) per share of common stock:
Basic	(0.40)	(0.04)	0.01	(0.18)	(0.61)
Diluted	(0.40)	(0.04)	0.01	(0.18)	(0.61)
Stock price range:
High	17.27	19.19	25.38	27.06
Low	10.50	12.41	14.11	17.11

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$226,347	$246,584	$240,494	$196,286	$909,711
Gross margin	36,958	44,639	45,173	25,105	151,875
Percent of sales	16.3%	18.1%	18.8%	12.8%	16.7%
Net income (loss)	$4,596	$7,158	$9,909	$(3,306)	$18,357
Net income (loss) per share of common stock:
Basic	0.23	0.35	0.49	(0.16)	0.90
Diluted	0.22	0.35	0.48	(0.16)	0.89
Stock price range:
High	38.12	34.63	31.27	19.41
Low	23.77	24.60	19.07	6.98

The results for the fourth quarter 2009 include derivative ineffectiveness expense of $4.9 million.

Lower of cost or market charges reduced gross margin by $0.8 million in the first quarter 2009. In 2008, lower of cost or market charges reduced gross margin by $6.0 million in the second quarter and $9.2 million in the fourth quarter.

Sales and gross margin were reduced by $2.6 million in the first quarter 2008 to correct a billing error that occurred in 2007 that was not material to the 2007 results.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors” in the proxy statement for our 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated by reference into this section. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors — Audit Committee” and “— Audit Committee Expert, Financial Literacy and Independence” in the proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions, in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. These materials, along with the charters of the Audit, Governance and Organization, Compensation and Retirement Plan Review Committees of our Board of Directors, which also comply with applicable requirements, are available on our web site at www.beminc.com, and copies are also available upon request by any shareholder to Secretary, Brush Engineered Materials Inc., 6070 Parkland Blvd., Mayfield Heights, Ohio 44124. We make our reports on Forms 10-K, 10-Q and 8-K available on our web site, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments and/or waivers to our Code of Conduct Policy, Statement on Significant Corporate Governance Issues and Committee Charters will also be made available on our web site. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated by reference from the sections entitled “Executive Compensation” and “2009 Director Compensation” in the proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 regarding beneficial ownership is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Table

	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding	(Excluding Securities
	and Rights	Options, Warrants	Reflected
Plan Category	(a)	and Rights	in Column(a))

Equity compensation plans approved by security holders	1,202,051 (1)	$18.30 (2)	362,842 (3)
Equity compensation plans not approved by security holders	—		—
Total	1,202,051	$18.30	362,842

(1)	Consists of options awarded under the 1979, 1984, 1989, 1995 and 2006 Stock Incentive Plans, the 1997 Non-employee Director Stock Incentive Plans and the 2006 Non-employee Director Equity Plan. This amount includes 258,557 restricted shares, 24,640 restricted stock units and 68,918 performance restricted shares at the target level. In addition, up to 30,625 performance shares could be issued if performance goals are achieved above target.

(2)	The weighted-average calculation does not include restricted shares, restricted stock units or performance restricted shares as they have no exercise price.

(3)	Represents the number of shares of common stock available to be awarded as of December 31, 2009. Effective May 2, 2006, all equity compensation awards are granted pursuant to the shareholder approved 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under Item 13 is incorporated by reference from the sections entitled “Related Party Transactions” and “Corporate Governance; Committees of the Board of Directors — Director Independence” of the proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 is incorporated by reference from the section entitled “Ratification of Independent Registered Public Accounting Firm” of the proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Supplemental Information

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8 of this Form 10-K.

(a)	2. Financial Statement Schedules

The following consolidated financial information for the years ended December 31, 2009, 2008 and 2007 is submitted herewith:

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

(3a)	Amended and Restated Articles of Incorporation of Brush Engineered Materials Inc. (filed as Annex B to the Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.
(3b)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Exhibit 4b to the Current Report on Form 8-K filed by the Company on May 16, 2000), incorporated herein by reference.
(3c)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Appendix A to the Company’s Proxy Statement dated March 26, 2009), incorporated herein by reference.
(4a)	Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A. as Rights Agent (filed as Exhibit 4a to the Current Report on Form 8-K filed by the Company on May 16, 2000), incorporated herein by reference.
(4b)	First Amendment to Rights Agreement, dated as of December 7, 2004, by and between Brush Engineered Materials Inc. and LaSalle Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on December 13, 2004), incorporated herein by reference.
(4c)	Second Amendment to Rights Agreement, dated as of July 31, 2008, by and between Brush Engineered Materials Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed on July 31, 2008) incorporated herein by reference.
(4d)	Indenture Modification between Toledo-Lucas County Port Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 27, 2003), incorporated herein by reference.
(4e)	Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.
(4f)	Credit Agreement dated November 7, 2007 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on November 7, 2007), incorporated herein by reference.
(4g)	First Amendment to Credit Agreement dated December 20, 2007 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 26, 2007), incorporated herein by reference.

(4h)	Second Amendment to Credit Agreement dated June 11, 2008 among Brush Engineered Materials Inc. and other borrowers and JP Morgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 16, 2008), incorporated herein by reference.
(4i)	Second Amended and Restated Precious Metals Agreement dated December 28, 2007 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 28, 2007), incorporated herein by reference.
(4j)	First Amendment to the Second Amended and Restated Precious Metals Agreement dated March 3, 2008 between Brush Engineered Materials Inc. and the Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on March 3, 2008), incorporated herein by reference.
(4k)#	Second Amendment to the Second Amended and Restated Precious Metals Agreement dated June 25, 2008 between Brush Engineered Materials Inc. and the Bank of Nova Scotia.
(4l)	Third Amendment to the Second Amended and Restated Precious Metals Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 4.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.
(4m)#	Fourth Amendment to the Second Amended and Restated Precious Metals Agreement dated February 11, 2010 between Brush Engineered Materials Inc. and The Bank of Nova Scotia.
(10a)	Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
(10b)	Form of Indemnification Agreement entered into by the Company and its directors. (filed as Exhibit 10b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
(10c)*	Amended and Restated Form of Severance Agreement for Executive Officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 27, 2008), incorporated herein by reference.
(10d)*	Amended and Restated Form of Severance Agreement for Key Employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 27, 2008), incorporated herein by reference.
(10e)*	Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.
(10f)*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.
(10g)*	2009 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 2, 2009), incorporated herein by reference.
(10h)*#	2010 Management Performance Compensation Plan.
(10i)*	Long-term Incentive Plan for the performance period January 1, 2007 through December 31, 2009 (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.
(10j)*	Long-term Incentive Plan for the performance period January 1, 2008 through December 31, 2010 (filed as Exhibit 10o to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.
(10k)*	1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc. as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.
(10l)*	Amendment, effective May 16, 2000, to the 1979 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 5 to Registration Statement on Form S-8, Registration No. 2-64080), incorporated herein by reference.

(10m)*	1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush Wellman Inc. as Exhibit 4.4 to Registration Statement on Form S-8, Registration No. 33-28605), incorporated herein by reference.
(10n)*	Amendment, effective May 16, 2000, to the 1984 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 2-90724), incorporated herein by reference.
(10o)*	1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement on Form S-8, Registration No. 33-28605), incorporated herein by reference.
(10p)*	Amendment, effective May 16, 2000, to the 1989 Stock Option Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-28605), incorporated herein by reference.
(10q)*	1995 Stock Incentive Plan (as Amended March 3, 1998) (filed as Appendix A to the Company’s Proxy Statement dated March 16, 1998), incorporated herein by reference.
(10r)*	Amendment, effective May 16, 2000, to the 1995 Stock Incentive Plan (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63357), incorporated herein by reference.
(10s)*	Amendment No. 2, effective February 1, 2005, to the 1995 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 7, 2005) incorporated herein by reference.
(10t)*	Amended and Restated 2006 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.
(10u)*	Form of Nonqualified Stock Option Agreement, (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.
(10v)*	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on February 7, 2005) incorporated herein by reference.
(10w)*	Form of 2007 Restricted Stock Agreement (filed as Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.
(10x)*	Form of 2008 Restricted Stock Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K the year ended December 31, 2007), incorporated herein by reference.
(10y)*	Form of 2009 Restricted Stock Agreement (filed as Exhibit 10z to the Company’s Annual Report on
Form 10-K the year ended December 31, 2008), incorporated herein by reference.
(10z)*#	Form of 2010 Restricted Stock Agreement.
(10aa)*#	Form of 2010 Restricted Stock Units Agreement.
(10ab)*	Form of 2007 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.
(10ac)*	Form of 2008 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10ak to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.
(10ad)*	Form of 2006 Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 8, 2006), incorporated herein by reference.
(10ae)*	Form of 2007 Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.
(10af)*	Form of 2008 Stock Appreciation Rights Agreement (filed as Exhibit 10an to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.
(10ag)*	Form of 2009 Stock Appreciation Rights Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
(10ah)*#	Form of 2010 Stock Appreciation Rights Agreement.

(10ai)*	Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992), incorporated herein by reference.
(10aj)*	Amendment No. 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995), incorporated herein by reference.
(10ak)*	Amendment No. 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998), incorporated herein by reference.
(10al)*	Amendment No. 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10am)*	Amendment No. 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.
(10an)*	Amendment No. 6, adopted September 1999, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10ao)*	Amendment No. 7, adopted May 2000, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10v to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000), incorporated herein by reference.
(10ap)*	Amendment No. 8, adopted December 21, 2001, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10aq)*	Amendment No. 9, adopted December 22, 2003, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.
(10ar)*	Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8, Registration No. 333-52141, filed by Brush Wellman Inc. on May 5, 1998), incorporated herein by reference.
(10as)*	Amendment No. 1 to the Key Employee Share Option Plan, (effective May 16, 2005) (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-52141), incorporated herein by reference.
(10at)*	Amendment No. 2 to the Key Employee Share Option Plan dated June 10, 2005 (filed as Exhibit 10aw to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), incorporated herein by reference.
(10au)*	1997 Stock Incentive Plan for Non-employee Directors, (As Amended and Restated as of May 1, 2001) (filed as Appendix B to the Company’s Proxy Statement dated March 19, 2001), incorporated herein by reference.
(10av)*	Amendment No. 1 to the 1997 Stock Incentive Plan for Non-employee Directors, (filed as Exhibit 10gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), incorporated herein by reference.
(10aw)*	Form of Nonqualified Stock Option Agreement for Non-employee Directors (filed as Exhibit 10mm to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.
(10ax)*	1992 Deferred Compensation Plan for Non-employee Directors (As Amended and Restated as of December 2, 1997) (filed as Exhibit 4d to the Registration Statement on Form S-8, Registration No. 333-63355, filed by Brush Wellman Inc.), incorporated herein by reference.
(10ay)*	2000 Reorganization Amendment, dated May 16, 2000, to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.

(10az)*	Amendment No. 1 (effective September 11, 2001) to the 1992 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4c to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-74296), incorporated herein by reference.
(10ba)*	Amendment No. 2 (effective September 13, 2004) to the 1992 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2004), incorporated herein by reference.
(10bb)*	Amendment No. 3 (effective January 1, 2005) to the 1992 Deferred Compensation Plan for Non- employee Directors (filed as Exhibit 10rr to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.
(10bc)*	Amendment No. 4 (effective April 1, 2009) to the 1992 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10bb to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
(10bd)*	Amended and Restated 2005 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2008), incorporated herein by reference.
(10be)*	Amended and Restated 2006 Non-employee Director Equity Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2008), incorporated herein by reference.
(10bf)*	Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.
(10bg)*	Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
(10bh)*	Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.
(10bi)*	Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.
(10bj)*	Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.
(10bk)*	Trust Agreement between the Company and Fifth Third Bank dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.
(10bl)	Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996), incorporated herein by reference.
(10bm)	Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2003), incorporated herein by reference.
(10bn)	Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2003), incorporated herein by reference.
(10bo)	Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.
(10bp)	Asset Purchase Agreement by and between Williams Advanced Materials Inc. and Techni-Met, Inc. dated December 20, 2007 (filed as Exhibit 10bw to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10bq)	Consignment Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce (filed as Exhibit 10.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.
(21)	Subsidiaries of the Registrant
(23)	Consent of Ernst & Young LLP
(24)	Power of Attorney
(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350

*	Denotes a compensatory plan or arrangement.

#	Filed herewith

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

March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. HIPPLE Richard J. Hipple	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010

/s/ JOHN D. GRAMPA John D. Grampa	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010

/s/ ALBERT C. BERSTICKER* Albert C. Bersticker*	Director	March 8, 2010

/s/ JOSEPH P. KEITHLEY* Joseph P. Keithley*	Director	March 8, 2010

/s/ VINOD M. KHILNANI* Vinod M. Khilnani*	Director	March 8, 2010

/s/ WILLIAM B. LAWRENCE* William B. Lawrence*	Director	March 8, 2010

/s/ WILLIAM P. MADAR* William P. Madar*	Director	March 8, 2010

/s/ WILLIAM G. PRYOR* William G. Pryor*	Director	March 8, 2010

/s/ N. MOHAN REDDY* N. Mohan Reddy*	Director	March 8, 2010

/s/ WILLIAM R. ROBERTSON* William R. Robertson*	Director	March 8, 2010

/s/ JOHN SHERWIN, JR.* John Sherwin, Jr.*	Director	March 8, 2010

/s/ CRAIG S. SHULAR* Craig S. Shular*	Director	March 8, 2010

*	The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Brush Engineered Materials Inc., pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. GRAMPA
John D. Grampa
Attorney-in-Fact
March 8, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Years Ended December 31, 2009, 2008 and 2007

COL. A	COL. B	COL. C			COL. D		COL. E
		ADDITIONS
		(1)	(2)
	Balance at Beginning	Charged to Costs	Charged to Other		Deduction-		Balance at End
DESCRIPTION	of Period	and Expenses	Accounts-Describe		Describe		of Period

Year ended December 31, 2009 Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,051,000	$(173,000)	$486,000	(A)	$(33,000	)(B)	$1,397,000
Inventory reserves and obsolescence	$3,629,000	$2,221,000	$235,000	(A)	$1,857,000	(C)	$4,228,000
Year ended December 31, 2008 Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,120,000	$142,000	$0		$211,000	(B)	$1,051,000
Inventory reserves and obsolescence	$3,348,000	$3,551,000	$0		$3,270,000	(C)	$3,629,000
Year ended December 31, 2007 Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,822,000	$(300,000)	$0		$402,000	(B)	$1,120,000
Inventory reserves and obsolescence	$4,455,000	$2,744,000	$0		$3,851,000	(C)	$3,348,000

Note (A) — Beginning balance from acquisition

Note (B) — Bad debts written-off, net of recoveries

Note (C) — Inventory write-off