Form 10-Q
period 2010-04-02
BRUSH ENGINEERED MATERIALS INC
filed 2010-04-30
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of April 23, 2010 there were 20,277,533 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the quarter ended April 2, 2010 are as follows:

Consolidated Statements of Income — First Quarter ended April 2, 2010 and April 3, 2009	2
Consolidated Balance Sheets — April 2, 2010 and December 31, 2009	3
Consolidated Statements of Cash Flows — First Quarter ended April 2, 2010 and April 3, 2009	4
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	Apr. 2,	Apr. 3,
(Thousands, except per share amounts)	2010	2009

Net sales	$295,082	$135,359
Cost of sales	245,768	120,757

Gross margin	49,314	14,602
Selling, general and administrative expense	30,340	22,544
Research and development expense	1,685	1,695
Other-net	4,084	1,755

Operating profit (loss)	13,205	(11,392)
Interest expense — net	619	326

Income (loss) before income taxes	12,586	(11,718)
Income tax expense (benefit)	5,865	(3,574)

Net income (loss)	$6,721	$(8,144)

Net income (loss) per share of common stock — basic	$0.33	$(0.40)
Weighted-average number of common shares outstanding — basic	20,257	20,133
Net income (loss) per share of common stock — diluted	$0.33	$(0.40)
Weighted-average number of common shares outstanding — diluted	20,467	20,133

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Apr. 2,	Dec. 31,
(Dollars in thousands)	2010	2009

Assets
Current assets
Cash and cash equivalents	$11,117	$12,253
Accounts receivable	113,407	83,997
Other receivables	5,299	11,056
Inventories	140,469	130,098
Prepaid expenses	28,932	28,020
Deferred income taxes	11,193	14,752

Total current assets	310,417	280,176
Related-party notes receivable	90	90
Long-term deferred income taxes	4,873	4,873
Property, plant and equipment — cost	687,703	665,361
Less allowances for depreciation, depletion and amortization	(443,136)	(437,595)

Property, plant and equipment — net	244,567	227,766
Other assets	43,501	42,014
Goodwill	74,395	67,034

Total assets	$677,843	$621,953

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$50,456	$56,148
Accounts payable	35,002	36,573
Other liabilities and accrued items	46,113	44,082
Unearned revenue	607	432
Income taxes	1,468	2,459

Total current liabilities	133,646	139,694
Other long-term liabilities	54,331	49,276
Retirement and post-employment benefits	80,135	82,354
Long-term income taxes	2,329	2,329
Deferred income taxes	1,770	136
Long-term debt	58,305	8,305
Shareholders’ equity	347,327	339,859

Total liabilities and shareholders’ equity	$677,843	$621,953

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
	Apr. 2,	Apr. 3,
(Dollars in thousands)	2010	2009

Net income (loss)	$6,721	$(8,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	8,521	7,235
Amortization of mine costs	—	559
Amortization of deferred financing costs in interest expense	153	104
Derivative financial instrument ineffectiveness	489	—
Stock-based compensation expense	950	590
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(26,311)	13,212
Decrease (increase) in other receivables	5,757	1,411
Decrease (increase) in inventory	(10,084)	5,485
Decrease (increase) in prepaid and other current assets	(821)	2,065
Decrease (increase) in deferred income taxes	3,428	(22)
Increase (decrease) in accounts payable and accrued expenses	(896)	(22,801)
Increase (decrease) in unearned revenue	174	557
Increase (decrease) in interest and taxes payable	(935)	(3,555)
Increase (decrease) in long-term liabilities	(2,809)	(13,471)
Other — net	(162)	2,717

Net cash used in operating activities	(15,825)	(14,058)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(13,349)	(6,106)
Payments for mine development	(2,477)	(264)
Reimbursements for capital equipment under government contracts	5,360	2,932
Payments for purchase of business net of cash received	(22,332)	—
Proceeds from transfer of acquired inventory to consignment line	3,333	—
Proceeds from sale of property, plant and equipment	76	—

Net cash used in investing activities	(29,389)	(3,438)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(5,697)	11,103
Proceeds from issuance of long-term debt	50,000	300
Issuance of common stock under stock option plans	27	—
Tax benefit from exercise of stock options	2	—

Net cash provided from financing activities	44,332	11,403
Effects of exchange rate changes	(254)	464

Net change in cash and cash equivalents	(1,136)	(5,629)
Cash and cash equivalents at beginning of period	12,253	18,546

Cash and cash equivalents at end of period	$11,117	$12,917

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 2, 2010 and December 31, 2009 and the results of operations for the three month periods ended April 2, 2010 and April 3, 2009. All adjustments were of a normal and recurring nature.

Note B —	Inventories

	Apr. 2,	Dec. 31,
(Dollars in thousands)	2010	2009

Principally average cost:
Raw materials and supplies	$36,780	$38,740
Work in process	129,862	119,698
Finished goods	41,798	38,950

Gross inventories	208,440	197,388
Excess of average cost over LIFO inventory value	67,971	67,290

Net inventories	$140,469	$130,098

Note C —	Pensions and Other Post-retirement Benefits

The following is a summary of the first quarter 2010 and 2009 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Apr. 2,	Apr. 3,	Apr. 2,	Apr. 3,
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$1,244	$1,115	$68	$72
Interest cost	2,156	1,993	435	482
Expected return on plan assets	(2,536)	(2,172)	—	—
Amortization of prior service cost	(132)	(143)	(9)	(9)
Amortization of net loss	711	434	—	—
Curtailment gain	—	(1,069)	—	—

Net periodic benefit cost	$1,443	$158	$494	$545

As a result of a significant reduction in force, management determined that there was a curtailment of the domestic defined benefit pension plan in the first quarter 2009. In accordance with accounting guidelines, the plan assets and liabilities were remeasured as of the curtailment date of February 28, 2009. As part of the remeasurement, management reviewed all of the key valuation assumptions and increased the discount rate from 6.15% to 6.80%.

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

The Company made contributions to the domestic defined benefit pension plan of $2.9 million in the first quarter 2010 as expected.

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $0.4 million as of April 2, 2010 and $0.6 million as of December 31, 2009. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. Two cases were settled for an aggregate cost of less than $0.1 million in the first quarter 2010.

The outstanding CBD cases as of April 2, 2010 were third-party claims where the alleged exposure occurred prior to December 31, 2007 and therefore, the indemnity, if any, and the defense costs are covered by insurance subject to an annual deductible of $1.0 million. Incurred costs were below the deductible in the first quarter 2010.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, was a defendant in an ongoing patent infringement legal case. In response, WAM had filed various counter-claims against the plaintiff. In early April 2010, WAM and the plaintiff agreed to dismiss all claims against each other. No indemnity payments were made by either party.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.7 million as of April 2, 2010 and $5.6 million as of December 31, 2009. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income (loss) and comprehensive income (loss) for the three month periods ended April 2, 2010 and April 3, 2009 is as follows:

	First Quarter Ended
	Apr. 2,	Apr. 3,
(Dollars in thousands)	2010	2009

Net income (loss)	$6,721	$(8,144)
Cumulative translation adjustment	(906)	(2,586)
Change in the fair value of derivative
financial instruments	531	1,324
Pension and other retirement plan
liability adjustments	376	1,752

Comprehensive income (loss)	$6,722	$(7,654)

Note F —	Segment Reporting

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

First Quarter 2010
Sales to external customers	$203,010	$63,388	$13,095	$15,462	$294,955	$127	$295,082
Intersegment sales	394	3,749	33	392	4,568	—	4,568
Operating profit (loss)	8,464	3,328	2,157	1,041	14,990	(1,785)	13,205
Assets	314,864	205,555	91,947	23,049	635,415	42,428	677,843
First Quarter 2009
Sales to external customers	$80,071	$36,893	$12,990	$5,405	$135,359	$—	$135,359
Intersegment sales	125	805	52	358	1,340	—	1,340
Operating profit (loss)	705	(10,913)	1,824	(2,631)	(11,015)	(377)	(11,392)
Assets	215,602	213,898	52,698	18,136	500,334	50,693	551,027

Note G —	Stock-based Compensation Expense

The Company granted approximately 65,000 shares of restricted stock to certain employees in the first quarter 2010 at a fair value of $21.24 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock will forfeit their shares should their employment be terminated prior to the end of the vesting period.

The Company granted approximately 212,000 stock appreciation rights (SARs) to certain employees in the first quarter 2010 at a strike price of $21.24 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $11.51 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

Total stock-based compensation expense for the above and previously existing awards and plans was $1.0 million in the first quarter 2010 and $0.6 million in the first quarter 2009.

Note H —	Income Taxes

The tax expense of $5.9 million in the first quarter 2010 was calculated by applying a rate of 46.6% against income before income taxes while the tax benefit of $3.6 million in the first quarter 2009 was calculated by applying a rate of 30.5% against the loss before income taxes in that period. The differences between the statutory and effective rates in both quarters was due to the impact of percentage depletion, foreign source income and deductions, the production deduction and other factors. Executive compensation also affected the rate differential in the first quarter 2010.

In addition, the tax expense in the first quarter 2010 included a discrete item of $1.4 million for the reduction in a deferred tax asset. The asset was reduced as a result of the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This new legislation eliminates the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy program beginning in 2013.

Discrete events did not have a material impact on the effective rate in the first quarter 2009.

Note I —	Acquisition

On January 5, 2010, the Company acquired the outstanding stock of Academy Corporation of Albuquerque, New Mexico for $22.7 million in cash. Academy provides precious and non-precious metals and refining services for a variety of applications, including architectural glass, solar energy, medical and electronics. Major product forms include sputtering targets, sheet, fine wire, rod and powder. Academy employs approximately 150 people at its two leased facilities.

The Company financed the acquisition with a combination of cash on hand and borrowing under the $240.0 million revolving credit agreement. The purchase price is subject to adjustment based upon final working capital valuations and other matters as detailed in the purchase agreement. Immediately after the purchase, the Company transferred Academy’s precious metal inventory to a a financial institution for its fair value of $3.3 million and consigned it back under the existing consignment lines.

Academy’s results are included in the Company’s financial statements since the acquisition date and are reported as part of the Advanced Material Technologies and Services segment. Academy had sales of $48.4 million and generated income before income taxes of $0.8 million in the first quarter 2010. The purchase price allocation is preliminary in that the Company has not yet completed its appraisal of the acquired tangible and intangible assets nor have the acquired deferred taxes been valued. A condensed balance sheet depicting the preliminary amounts assigned to the acquired assets and liabilities as of the acquisition date is as follows:

Asset
(Dollars in thousands)	(Liability)

Cash	$379
Current assets	4,532
Precious metal inventory	3,333
Finite-lived intangible assets	3,254
Property, plant and equipment	8,554
Other assets	11
Goodwill	7,087
Current liabilities	(4,439)

Total purchase	$22,711

Assuming that the Academy acquisition occurred on January 1, 2009, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income are as follows:

	Pro Forma Results
	First Quarter Ended
	Apr. 2,	Apr. 3,
(Dollars in thousands, except per share amounts)	2010	2009

Sales	$295,082	$177,007
Income (loss) before income taxes	12,586	(12,260)
Net income (loss)	6,721	(8,496)
Diluted earnings per share	$0.33	$(0.42)

Note J —	Fair Value of Financial Instruments

The Company measures and records financial instruments at their fair values. A fair value hierarchy is used for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Quoted market prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and,

Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the consolidated balance sheet as of April 2, 2010:

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investments	$596	$596	$—	$—
Foreign currency forward contracts	932	—	932	—
Copper forward contracts	804	—	804	—

Total	$2,332	$596	$1,736	$—

Financial Liabilities
Directors’ deferred compensation liability	$596	$596	$—	$—
Embedded copper derivative	3,716	—	3,716	—

Total	$4,312	$596	$3,716	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. These contracts are valued using a market approach which incorporates quoted market prices at the balance sheet date. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of April 2, 2010.

Note K —	Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge portions of its foreign currency exposures. The objectives and strategies for using foreign currency derivatives are as follows:

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

All derivatives are recorded on the balance sheet at their fair values. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income (OCI) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short-term or long-term depending upon their maturity dates.

The outstanding foreign currency forward contracts had a notional value of $27.7 million and a fair value of $0.9 million as of April 2, 2010. The fair value was recorded in prepaid expenses. All of these contracts were designated as and effective as cash flow hedges. There was no ineffectiveness associated with the outstanding foreign currency derivatives.

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of April 2, 2010 and April 3, 2009 and the amounts transferred into income for the three month periods then ended is as follows:

	Apr. 2,	Apr. 3,
(Dollars in Thousands)	2010	2009

Derivative in Cash Flow Hedging Relationship	Foreign Currency Contracts	Foreign Currency Contracts
Effective Portion of Hedge:
Gain (Loss) Recognized in OCI at the End of the Period
Forward contracts	$932	$882
Options (collars)	—	—

Total	$932	$882
Location of Gain (Loss) Reclassified from OCI into Income	Other-net	Other-net
Amount of Gain (Loss) Reclassified from OCI into Income
Forward contracts	$(10)	$(200)
Options (collars)	—	212

Total	$(10)	$12
Ineffective Portion of Hedge and Amounts Excluded from Effectiveness Testing:
Location of Gain (Loss) Recognized in Income on Derivative	Other-net	Other-net
Amount of Gain (Loss) Recognized in Income on Derivative	$—	$—

The Company secured a debt obligation with an embedded copper derivative in October 2009. The derivative provides an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative does not qualify as a hedge for accounting purposes and changes in its fair value are charged against income in the current period. In the first quarter 2010, the Company secured forward contracts to reduce the variability of the charges against income due to movements in the derivative’s fair value. The ineffectiveness on the embedded derivative and the forward contract was a net $0.5 million in the first quarter 2010 and was recorded in other-net on the Consolidated Statement of Income. The forward contracts and the embedded copper derivative mature in the second and third quarter 2010.

The Company expects to relieve $0.9 million from OCI and credit other-net on the Consolidated Statement of Income in the twelve month period beginning April 3, 2010.

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

Sales of $295.1 million in the first quarter 2010 established a record high and were more than twice the sales of $135.4 million in the first quarter 2009. The improvement was due to increased demand, two recent acquisitions, higher metal prices and other factors.

Gross margin of $49.3 million and operating profit of $13.2 million in the first quarter 2010 were significantly higher than the year-ago period as a result of the increased sales level, improved manufacturing efficiencies and the impact of the cost-containment measures initially implemented throughout 2009.

Income tax expense increased by $1.4 million and net income decreased by $1.4 million in the first quarter 2010 due to a one-time reduction of a deferred tax asset resulting from the recently enacted U.S. health care legislation.

Net income of $6.7 million ($0.33 per share, diluted) in the first quarter 2010 was an improvement of $14.8 million over the net loss of $8.1 million ($0.40 per share, diluted) in the first quarter 2009.

We acquired the capital stock of Academy Corporation (Academy) in January 2010 for $22.7 million in cash. Academy’s precious and non-precious metal products and metal refining capabilities augment our existing product offerings as well as expand our reach into various new markets. The Academy acquisition comes on the heels of the acquisition of Barr Associates Inc. (Barr) in the fourth quarter 2009.

Results of Operations

	First Quarter
(Millions, except per share data)	2010	2009

Sales	$295.1	$135.4
Operating profit (loss)	13.2	(11.4)
Income (loss) before income taxes	12.6	(11.7)
Net income (loss)	6.7	(8.1)
Diluted earnings per share	$0.33	$(0.40)

Sales of $295.1 million in the first quarter 2010 increased $159.7 million over sales of $135.4 million in the first quarter 2009. Domestic sales grew approximately 125% in the first quarter 2010 over the first quarter 2009. International sales of $85.6 million in the first quarter 2010 were double the international sales in the first quarter 2009. The majority of the international sales growth was in Asia, although sales to Europe and the rest of the world showed good growth as well.

Sales have improved sequentially since the very low levels in the first quarter 2009, with the growth in the first quarter 2010 resulting from improved demand from a number of our markets, the acquisitions of Barr and Academy, higher metal prices and other factors.

Demand from the telecommunications and computer market, our largest market, improved in the first quarter 2010 on the infrastructure side of the market as well as on the consumer electronic side. Demand from portions of the defense market rebounded after weakening in the second half of 2009, but it was still down slightly from the year-ago period. Demand from portions of the data storage market also improved in the first quarter 2010, while the oil and gas, aerospace and automotive markets strengthened as well.

Demand had fallen significantly across many of our key markets in the first quarter 2009 as a result of the global economic crisis. We believe that the demand for our products fell further than the decline in end-use consumer spending due to excess inventories in the down stream supply chain at that time. While the growth in demand since the first quarter 2009 was driven largely by improved market and global economic conditions, a portion of our sales growth in the first quarter 2010 may have been due to a replenishment of inventories in the supply chain that were drawn down throughout 2009.

Sales from Barr and Academy, which were acquired subsequent to the first quarter 2009, accounted for approximately 37% of the sales growth in the first quarter 2010 over the first quarter 2009.

We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. Average prices for these metals in the aggregate were higher in the first quarter 2010 than in the first quarter 2009 and accounted for an estimated $19.1 million of the $159.7 million increase in sales.

The sales order entry rate exceeded shipments in the first quarter 2010 by approximately 13%.

Gross margin was $49.3 million, or 17% of sales, in the first quarter 2010 compared to $14.6 million, or 11% of sales, in the first quarter 2009.

The $34.7 million improvement in gross margin was largely due to the $159.7 million increase in sales. Higher production levels in various plants led to increased efficiencies and machine utilization rates and contributed to the margin improvement. The Barr and Academy acquisitions generated additional gross margin, but their combined gross margin as a percent of sales was lower than the average percent for the balance of the company. The change in product mix was favorable in the first quarter 2010 versus the first quarter 2009. Manufacturing overhead, prior to the additional overhead added with the two acquisitions, was approximately 6% lower in the first quarter 2010 than the first quarter 2009 largely due to the cost-reduction measures implemented in 2009.

The price of ruthenium declined in the first quarter 2009, resulting in a lower of cost or market charge recorded against a portion of the ruthenium inventories of $0.8 million in that period. There were no lower of cost or market adjustments recorded in the first quarter 2010. We are projecting a reduction in a portion of our inventory subject to last-in, first-out (LIFO) accounting by year-end 2010. We recorded a $1.6 million benefit as the estimated margin impact of the projected depletion of the LIFO layer associated with the first quarter 2010.

Offsetting a portion of these margin benefits were lower yields on certain products and scrap metal utilization at one of our facilities in the first quarter 2010.

In the first quarter 2009, we determined that the domestic defined benefit pension plan was curtailed due to a significant reduction in force and, as a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit in that period, $0.8 million of which was recorded against cost of sales and the balance against selling, general and administrative expenses on the Consolidated Statement of Income. In addition to the one-time benefit recorded in the first quarter 2009, the expense comparison between periods was affected by an increase of $0.2 million in the ongoing quarterly expense associated with the domestic pension plan due to changes in plan assumptions and performance and other factors.

Selling, general and administrative expenses (SG&A) were $30.3 million in the first quarter 2010, an increase of $7.8 million from the total SG&A expenses of $22.5 million in the first quarter 2009. As a percent of sales, SG&A expenses declined from 17% in the first quarter 2009 to 10% in the first quarter 2010.

SG&A expenses incurred by Barr and Academy in the first quarter 2010 accounted for over half of the increase in expenses between periods.

SG&A expenses also increased due to higher incentive and stock-based compensation costs. The incentive compensation expense under cash-based plans was $3.0 million higher in the first quarter 2010 than the first quarter 2009 due to the improved levels of profitability in the current year relative to the plan targets. Stock-based compensation expense was an additional $0.4 million higher in the first quarter 2010 than the first quarter 2009.

Sales commissions were higher in the first quarter 2010 than the first quarter 2009 due to the increased sales.

Various cost-reduction activities, including manpower reductions, were implemented in 2009 as a result of the operating losses in that year. Some resources have been added in the first quarter 2010 in order to support the significant sales growth.

Employee compensation levels, which were reduced up to 10% in 2009 in response to the operating losses in that year, were restored to their prior levels during the fourth quarter 2009 due to improving business conditions. The company match for the 401(k) plan, which also was eliminated in 2009 as part of the cost reduction efforts, was partially restored beginning in the second quarter 2010.

Research and development expenses (R&D) were $1.7 million in the first quarter 2010, unchanged from the expense level in the first quarter 2009.

Other-net expense for the first quarter 2010 and 2009 is summarized as follows:

	First Quarter
(Millions) Income (expense)	2010	2009

Exchange/translation gain (loss)	$(0.6)	$0.2
Amortization of intangible assets	(1.5)	(0.9)
Metal financing fees	(1.2)	(0.9)
Derivative ineffectiveness	(0.5)	—
Other items	(0.3)	(0.2)

Total	$(4.1)	$(1.8)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

The amortization of intangible assets was higher in the first quarter 2010 than 2009 due to the amortization of the intangible assets acquired with Barr in the fourth quarter 2009 and the estimated amortization on the intangible assets acquired with Academy in the first quarter 2010.

The metal financing fee was higher in the first quarter 2010 than in the first quarter 2009 largely due to the increased value of the metal on hand and the inclusion of Academy’s metal under the consignment lines.

The derivative ineffectiveness resulted from movements in the fair value of an embedded copper derivative that did not qualify for hedge accounting. We subsequently secured a copper forward contract to hedge this exposure. The forward and embedded derivative mature in 2010 and we do not anticipate a material expense from the change in the fair values of these instruments in the subsequent quarters of 2010.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

Operating profit was $13.2 million in the first quarter 2010 compared to an operating loss of $11.4 million in the first quarter 2009 largely as a result of the margin benefits from the higher sales and the acquisition of Barr and Academy offset in part by higher incentive expense and other-net expense items.

Interest expense — net was $0.6 million in the first quarter 2010 and $0.3 million in the first quarter 2009. The average outstanding debt level was higher in the first quarter 2010 than the first quarter 2009 largely as a result of the borrowings to finance a portion of the Barr and Academy acquisitions. The average borrowing rate was slightly lower in the first quarter 2010 than the first quarter 2009.

The income (loss) before income taxes and the income tax expense (benefit) for the first quarter 2010 and 2009 were as follows:

	First Quarter
(Millions)	2010	2009

Income (loss) before income taxes	$12.6	$(11.7)
Income tax expense (benefit)	5.9	(3.6)
Effective tax rate	46.6%	(30.5%)

The effects of percentage depletion, foreign source income, the production deduction and other items were major factors for the difference between the effective and statutory rates in both the first quarter 2010 and 2009. The impact of executive compensation was also a major factor affecting the tax rate in the first quarter 2010.

The tax expense of $5.9 million in the first quarter 2010 included a discrete item of $1.4 million for the reduction of a deferred tax asset as a result of the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. Beginning in 2013, we will no longer be able to claim an income tax deduction for prescription drug benefits provided to our retirees and reimbursed under the Medicare Part D retiree drug subsidy program. While this tax increase does not take effect until 2013, accounting standards require that the carrying value of a deferred income tax asset be adjusted in the period in which legislation changing the applicable tax law is enacted.

There were no material discrete events affecting the tax rate in the first quarter 2009.

Net income was $6.7 million (or $0.33 per share, diluted) in the first quarter 2010 compared to a net loss of $8.1 million (or $0.40 per share, diluted) in the first quarter 2009.

Segment Results

We have four reportable segments. The results for BEM Services, Inc., a wholly-owned subsidiary that provides administrative and financial services on a cost-plus basis to other units within the organization, and other corporate costs are included in the All Other column of our segment reporting. See Note F to the Consolidated Financial Statements.

The operating loss from All Other was $1.4 million higher in the first quarter 2010 than the first quarter 2009 mainly due to the $0.5 million of derivative ineffectiveness recorded in the first quarter 2010 and the one-time pension curtailment gain of $1.1 million recorded in the first quarter 2009. The increase in corporate incentive compensation was largely offset by an increase in charges out to the business units.

Advanced Material Technologies and Services

	First Quarter
(Millions)	2010	2009

Sales	$203.0	$80.1
Operating profit	$8.5	$0.7

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, specialty inorganic materials, optics, performance coatings and microelectronic packages. These products are used in wireless, semiconductor, photonic, hybrid and other microelectronics applications within the telecommunications and computer market. Other key markets for these products include medical, data storage, defense, security, solar energy and architectural glass. Advanced Material Technologies and Services also has metal cleaning operations and in-house refineries that allow for the reclaim of precious metals from internally generated or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, Connecticut, Wisconsin, New Mexico, Massachusetts and California and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services were $203.0 million in the first quarter 2010, an increase of $122.9 million over sales of $80.1 million in the first quarter 2009. Sales in the first quarter 2009 were a near-term low as demand fell as a result of the global economic crisis.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum, palladium and ruthenium were higher on average in the first quarter 2010 than in the first quarter 2009. These higher prices accounted for an estimated $15.1 million of the $122.9 million growth in sales.

Barr and Academy, the two recent acquisitions, are included in the Advanced Material Technologies and Services segment, and accounted for just under half of the growth in the segment’s sales in the first quarter 2010 over the first quarter 2009. Barr produces thin film optical filters for the defense, medical, telecommunications and other markets. Barr combined with Thin Film Technology, Inc., which we acquired in 2005, allow us to offer a variety of solutions for precision thin film optical coating applications over a wide spectrum of wavelengths. Academy manufactures sputtering targets, sheet, fine wire, rod and powder used in architectural glass, medical, solar and electronic applications. Academy also has precious metal refine capabilities and its operations are complementary to our Buffalo, New York operations.

Sales of products manufactured in Buffalo, including targets and lids, improved significantly in the first quarter 2010 over the first quarter 2009 due to increased demand for wireless, handset, LED and other microelectronic applications. Sales order entry for these products was exceptionally strong in the first quarter 2010.

Sales from CERAC, our advanced chemical business, grew approximately 40% in the first quarter 2010 over the first quarter 2009. The growth resulted from improved demand from traditional applications, such as security and semiconductor, as well as from new applications, including LED and solar energy.

Sales of electronic packages from Zentrix, while small, improved approximately 85% in the first quarter 2010 from the first quarter 2009 largely as a result of higher shipments for telecommunications infrastructure applications in Asia.

Demand for materials for magnetic head applications within the data storage market was steady while media sales to this market remained weak in the first quarter 2010.

Sales of precision polymer films into the medical market from Techni-Met were lower in the first quarter 2010 than the first quarter 2009 partially due to the longer than anticipated time to qualify a new slitting machine. We are anticipating business levels from this operation to increase in the second half of the year.

The sales order entry rate for the segment exceeded sales in the first quarter 2010.

The gross margin on Advanced Material Technologies and Services’ sales was $27.1 million, or 13% of sales, in the first quarter 2010 compared to $11.7 million, or 15% of sales, in the first quarter 2009.

The $15.4 million improvement in gross margin was predominately due to the increase in sales volume from the existing operations and the acquisitions of Barr and Academy. Inventory write-downs and yield costs of $0.6 million were recorded in the first quarter 2010. Manufacturing overhead costs increased as a result of the Barr and Academy acquisitions; overhead costs from the existing operations were unchanged from the year-ago period. The lower margin percent in the first quarter 2010 than the first quarter 2009 was partially due to the impact of the higher precious metal prices.

Total SG&A, R&D and other-net expenses were $18.6 million (9% of sales) in the first quarter 2010 compared to $11.0 million (14% of sales) in the first quarter 2009.

The acquisitions of Barr and Academy accounted for over half of the increase in these expenses in the first quarter 2010 over the first quarter 2009. Sales and administrative resources and costs were added in the first quarter 2010 in order to support the significant growth in the business. Incentive compensation expense grew $0.9 million due to the improved profitability. Metal financing fees were $0.3 million higher in the first quarter 2010 as a result of the increase in metal on hand. Corporate charges were also higher in the first quarter 2010 versus the first quarter 2009.

Operating profit from Advanced Material Technologies and Services improved from $0.7 million in the first quarter 2009 to $8.5 million in the first quarter 2010 as a result of the growth in margin on the higher sales, the impact of the acquisitions and other factors. Operating profit was 4% of sales in the first quarter 2010 and 1% of sales in the first quarter 2009. Both of the new acquisitions were profitable in the quarter.

Specialty Engineered Alloys

	First Quarter
(Millions)	2010	2009

Sales	$63.4	$36.9
Operating profit (loss)	$3.3	$(10.9)

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. The majority of bulk products contain beryllium. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment. There were no external sales of hydroxide from the Utah operations in either the first quarter 2010 or 2009.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $63.4 million in the first quarter 2010 were $26.5 million, or 72%, higher than the very weak sales of $36.9 million in the first quarter 2009. Sales have increased sequentially for the last four quarters.

Strip volumes shipped were 91% higher in the first quarter 2010 than in the first quarter 2009 as demand improved from the telecommunications and computer market, particularly for consumer electronic applications, including PDAs and the latest generation of smart phones. Sales for automotive electronics also grew in the first quarter 2010 over the first quarter 2009, including increased activity in Europe. Shipments of the higher and lower beryllium-containing alloys improved significantly while shipments of rod and wire products were flat with the first quarter 2009.

Bulk product volumes shipped grew 39% in the first quarter 2010 over the first quarter 2009 as demand from the aerospace and oil and gas markets improved in 2010 over the low levels throughout the majority of 2009.

Higher metal prices in the first quarter 2010 as compared to the first quarter 2009 accounted for an estimated $4.0 million of the $26.5 million difference in sales between periods.

The sales order entry rate remained healthy throughout the first quarter and early second quarter 2010. The order entry rate exceeded sales in the first quarter by approximately 28%.

The gross margin on Specialty Engineered Alloys’ sales was $15.2 million in the first quarter 2010, an improvement of $16.5 million over the negative gross margin of $1.3 million in the first quarter 2009. Gross margin was 24% of sales in the first quarter 2010.

The majority of the margin improvement was due to the additional margin generated by the higher sales volume. Margins also benefited from higher production levels in the first quarter 2010, particularly in Elmore and Utah. Plant efficiencies improved in the first quarter 2010 over the first quarter 2009 as well. Manufacturing overhead costs, which were reduced throughout 2009 due to the fall-off in sales, remained lower in the first quarter 2010 than the first quarter 2009.

Total SG&A, R&D and other-net expenses were $11.8 million (19% of sales) in the first quarter 2010 and $9.6 million (26% of sales) in the first quarter 2009. Corporate charges, incentive compensation expense and foreign currency exchange losses all increased in the first quarter 2010 over the first quarter 2009 while the other SG&A and R&D expenses incurred by Specialty Engineered Alloys combined for a net decrease from the year-ago period. The expense in 2009 included $0.5 million of severance costs.

Specialty Engineered Alloys generated an operating profit of $3.3 million in the first quarter 2010 compared to an operating loss of $10.9 million in the first quarter 2009. This $14.2 million improvement was due to the margin contribution from the higher sales volume, lower manufacturing overhead costs and other items. Operating profit was 5% of sales in the first quarter 2010.

Beryllium and Beryllium Composites

	First Quarter
(Millions)	2010	2009

Sales	$13.1	$13.0
Operating profit	$2.2	$1.8

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

Sales by Beryllium and Beryllium Composites were $13.1 million in the first quarter 2010, a slight increase over sales of $13.0 million in the first quarter 2009.

Defense-related sales improved in the first quarter 2010 over the shipment levels from the second half of 2009 but were still below the first quarter 2009. Order entry levels for defense applications continued to be fairly strong and shipment levels in the second quarter 2010 should be solid.

Sales for commercial applications from the Fremont facility improved slightly in the first quarter 2010 over the first quarter 2009.

Beryllia ceramic sales grew 19% in the first quarter 2010 over the first quarter 2009 due to increases in orders for telecommunications infrastructure applications in Asia and laser tube applications.

The gross margin on Beryllium and Beryllium Composites’ sales was $4.2 million in the first quarter 2010, down slightly from the gross margin of $4.7 million in the first quarter 2009. Gross margin also declined from 36% of sales in the first quarter 2009 to 32% of sales in the first quarter 2010.

The gross margin was lower in the first quarter 2010 than the first quarter 2009 despite a slight increase in sales because of yield issues on certain products manufactured in Elmore. Scrap reclamation and utilization benefits were also higher in the first quarter 2009 than the first quarter 2010. The change in product mix was unfavorable in the first quarter 2010 compared to the first quarter 2009. Lower manufacturing overhead costs in the first quarter 2010 offset a portion of the negative impact of these items on gross margin.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites were $2.1 million, or 16% of sales, in the first quarter 2010, compared to $2.8 million, or 22% of sales, in the first quarter 2009. The lower expense resulted from cost reduction efforts and other factors. Total incentive compensation was unchanged in the first quarter 2010 from the first quarter 2009.

Operating profit for Beryllium and Beryllium Composites was $2.2 million in the first quarter 2010 and $1.8 million in the first quarter 2009. This improvement resulted from the lower expenses more than offsetting the reduced margin due to performance, change in product mix and other factors. Operating profit was 17% of sales in the first quarter 2010 and 14% of sales in the first quarter 2009.

Engineered Material Systems

	First Quarter
(Millions)	2010	2009

Sales	$15.5	$5.4
Operating profit (loss)	$1.0	$(2.6)

Engineered Material Systems includes clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors. The largest markets for Engineered Material Systems are automotive electronics, telecommunications and computer and data storage, while the energy and defense and medical electronic markets offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Sales from Engineered Material Systems of $15.5 million in the first quarter 2010 were nearly three times larger than sales of $5.4 million in the first quarter 2009 as demand improved from the automotive and telecommunications and computer markets. Disk drive arm sales into the data storage market also grew and were the highest since the third quarter 2008. The sales growth was across all of this segment’s major product lines, with inlay products showing the largest improvement.

The order entry rate, which was approximately 20% higher than shipments in the first quarter 2010, remained strong early in the second quarter 2010.

The gross margin on Engineered Material Systems’ sales was $3.0 million in the first quarter 2010 compared to a negative gross margin of $1.2 million in the first quarter 2009. Gross margin was 20% of sales in the first quarter 2010. The negative margin in the first quarter 2009 was caused by the significant decline in sales in that period.

The $4.2 million improvement in gross margin resulted primarily from the $10.1 million increase in sales. In addition, manufacturing costs, which were significantly reduced throughout 2009 due to the low sales volumes, have not been added back proportionately with the increase in sales volume in the first quarter 2010.

Total SG&A, R&D and other-net expenses totaled $2.0 million in the first quarter 2010 versus $1.5 million in the first quarter 2009. As a percent of sales, expenses declined from 27% in the first quarter 2009 to 13% in the first quarter 2010. Sales commissions, travel and outside services costs were higher in the first quarter 2010 than in the first quarter 2009. A portion of the higher cost in the first quarter 2010 was also due to an increase in incentive compensation expense, which resulted from the improved profitability.

Engineered Material Systems generated an operating profit of $1.0 million in the first quarter 2010 compared to an operating loss of $2.6 million in the first quarter 2009. Operating profit was 7% of sales in the first quarter 2010.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Year Ended
	Apr. 2, 2010	Dec. 31, 2009

Total cases pending	4	4
Total plaintiffs	8	8
Number of claims (plaintiffs) filed during period ended	0(0)	0(2)
Number of claims (plaintiffs) settled during period ended	0(0)	3(16)
Aggregate cost of settlements during period ended (dollars in thousands)	$20	$850
Number of claims (plaintiffs) otherwise dismissed	0(0)	2(14)

We paid $20,000 to settle two cases in the first quarter 2010. The cases were not technically dismissed by the court as of April 2, 2010, however, and are still shown as outstanding in the above table.

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

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of the current and future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases. As of April 2, 2010, one purported class action was pending.

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

(Millions)	Apr. 2,	Dec. 31,
Asset (liability)	2010	2009

Reserve for litigation	$(0.4)	$(0.6)
Insurance recoverable	0.1	0.3

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

Financial Position

Net cash used in operations was $15.8 million in the first quarter 2010 as the increase in working capital items, primarily accounts receivable and inventory, more than offset the net income and the benefits of depreciation and amortization.

Cash balances stood at $11.1 million as of the end of the first quarter 2010, a decrease of $1.1 million from year-end 2009.

Accounts receivable totaled $113.4 million as of April 2, 2010, an increase of $29.4 million, or 35%, since year-end 2009. The percentage increase in the level of receivables was less than the percentage growth in sales in the first quarter 2010 from the fourth quarter 2009 due to an improvement in the average collection period.

While the economic climate has improved somewhat in the first quarter 2010 over 2009, we continued to aggressively monitor and manage our credit exposures. The bad debt expense in the first quarter 2010 was immaterial.

Other receivables of $5.3 million at the end of the first quarter 2010 primarily represent the amount due for billings under a government contract to construct a beryllium production facility. The $11.1 million balance in other receivables as of year-end 2009 was for a combination of amounts due under the government contract, reimbursements due from our insurance company for an advance of a settlement claim and other factors.

Inventories increased $10.4 million from $130.1 million at year-end 2009 to $140.5 million as of the end of the first quarter 2010. While inventory increased 8%, inventory turns, a measure of how efficiently inventory is utilized, improved significantly.

Inventories within each of the four reportable segments increased in response to the current level of demand and the strengthening sales order entry rate. The acquisition of Academy also contributed to the increase in inventory in the first quarter 2010. Specialty Engineered Alloys inventory pounds on hand grew 15% from year-end 2009, which was less than the growth in sales. Approximately two-thirds of the growth in pounds on hand was in consigned rather than owned pounds.

The costs of various raw materials increased in the first quarter 2010. However, we use the LIFO method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and often times lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method have only a minimal impact on changes in the inventory carrying value.

Prepaid expenses, including insurance, income taxes, property taxes, rent, manufacturing supplies and other items were $28.9 million as of the end of the first quarter 2010 compared to $28.0 million as of December 31, 2009. The increase in the balance was partially due to the timing of payments. The change in the fair value of outstanding derivatives also contributed to the increase.

Capital expenditures for the first quarter 2010 and 2009 are summarized as follows:

	First Quarter
(Millions)	2010	2009

Capital expenditures	$13.3	$6.1
Mine development	2.5	0.3

Subtotal	15.8	6.4
Reimbursement for spending under government contract	5.4	2.9

Net spending	$10.4	$3.5

We have a contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The total cost of the project is estimated to be approximately $90.3 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.2 million to the project. The DoD will reimburse us for the balance of the project cost. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the

Consolidated Balance Sheets. We anticipate the facility will be completed in the second half of this year. We spent $10.2 million on this project and received $5.4 million from the DoD in the first quarter 2010 as our payments and the subsequent reimbursements do not necessarily occur in the same periods.

Our Utah operations are developing a new bertrandite ore mine using the open pit method. The pit should be complete in the fourth quarter 2010 with ore extraction scheduled to begin in the first quarter 2011.

The remainder of the capital spending was on isolated pieces of equipment and various infrastructure projects. The Elmore and Buffalo facilities had the highest levels of spending in the first quarter 2010. Capital spending in the first quarter 2010 also included amounts for software implementations.

Capital spending levels increased in the first quarter 2010 over the year-ago period partially as a result of our improved financial performance.

In addition to the above, we purchased the outstanding capital stock of Academy for $22.7 million in January 2010. Immediately after the purchase, we transferred ownership of Academy’s precious metal inventory to a financial institution for its fair value of $3.3 million and consigned it back under our existing consignment lines. Preliminary goodwill assigned to the transaction totaled $7.1 million.

Other assets of $43.5 million at the end of the first quarter 2010 were $1.5 million higher than year-end 2009. The increase was primarily due to the intangible assets acquired with Academy, preliminarily valued at $3.3 million, less the amortization expense of $1.5 million on the existing and acquired intangible assets. The legal recoverable account also was reduced as a result of changes in the outstanding cases.

Other liabilities and accrued items were $46.1 million at the end of the first quarter 2010 compared to $44.1 million at the end of 2009. Accrued salaries increased as a result of the current year incentive compensation accruals and the acquisition of Academy and accounted for the majority of the increase in other liabilities and accrued items. Accrued fringe benefits and accruals for taxes other than income taxes also increased slightly.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.6 million at the end of the first quarter 2010 and $0.4 million as of December 31, 2009. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $54.3 million as of the end of the first quarter 2010 compared to $49.3 million as of year-end 2009. We received payments totaling $5.4 million from the government under the contract for the construction of the new beryllium production facility. These payments are classified as a long-term unearned income liability. The liability will be relieved to income over the life of the facility once it is built and placed into service. Other long-term liabilities also were affected by a decline in the legal reserve of $0.3 million due to changes in the outstanding cases.

The retirement and post-employment benefit balance was $80.1 million at the end of the first quarter 2010, a decline of $2.3 million from the balance at December 31, 2009. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations. The liability for the domestic pension plan declined a net $2.0 million as a result of the contributions to the plan of $2.9 million, plan expense of $1.4 million and an adjustment to other comprehensive income, a component of shareholders’ equity, of $0.5 million. The cash payments were slightly higher than the expense recorded for the other retirement plans during the first quarter 2010.

Debt totaled $108.8 million at the end of the first quarter 2010, an increase of $44.3 million from the balance as of year-end 2009. The increase in borrowings along with a portion of the excess cash was used to fund the acquisition of Academy, capital expenditures and the cash used in operations.

Short-term debt, which included domestic and foreign currency denominated loans, stood at $50.5 million as of the end of the first quarter 2010. Long-term debt was $58.3 million as of the end of the first quarter 2010, none of which was currently payable. We were in compliance with all of our debt covenants as of the end of the first quarter 2010.

Shareholders’ equity was $347.3 million as of the end of the first quarter 2010, an increase of $7.5 million from year-end 2009. The increase was primarily due to the comprehensive income of $6.7 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock compensation expense and other factors.

Prior Year Financial Position

Net cash used in operations was $14.1 million in the first quarter 2009 as the net loss and the reductions in various liabilities more than offset the benefits of depreciation and amortization and the reductions in accounts receivable and inventory. Accounts receivable declined $15.4 million, or 17%, due to the lower sales volume in the first quarter 2009 offset in part by a slower collection period. Inventories decreased $7.4 million, or 5%, in the first quarter 2009 as we reduced our investment in inventory due to the sudden drop in business levels. The majority of the inventory decline was in Specialty Engineered Alloys. The inventory turnover ratio slowed down from the fourth quarter 2008 level. Other liabilities and accrued items declined $13.4 million in the first quarter 2009 largely as a result of the payment of the 2008 incentive compensation to employees and to a lesser degree the change in the fair value of outstanding derivative contracts. The retirement and post-employment benefit liability declined $15.0 million in the first quarter 2009, primarily as a result of a $12.1 million contribution to the domestic defined benefit pension plan.

Capital expenditures were $6.4 million in the first quarter 2009 as the level of spending slowed down due to the operating losses begin generated at that time. We were reimbursed $2.9 million from the government for purchases made for the new beryllium facility in accordance with the Title III contract.

Total debt of $52.7 million at the end of the first quarter 2009 increased $10.9 million over the year-end 2008 balance in order to help fund the cash used in operations and the capital expenditures. Cash balances totaled $12.9 million at the end of the first quarter 2009, a decline of $5.6 million since year-end 2008.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $148.3 million at the end of the first quarter 2010, an increase of $49.6 million during the quarter. The increase in the outstanding balance was mainly due to an increase in the quantity on hand in order to support the improved business levels and as a result of the inclusion of Academy’s metal under the consignment lines.

There have been no substantive changes in the summary of contractual obligations under long-term debt agreements, operating leases and material purchase commitments as of April 2, 2010 from the year-end 2009 totals as disclosed on page 41 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects.

The total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, was 24% as of the end of the first quarter 2010. This was higher than the ratio as of year-end 2009 partially due to the Academy acquisition. It also was due to cash used in operations of $15.8 million in the first quarter 2010. Our recent pattern is to consume cash in the first quarter of a year and then generate cash over the balance of the year. In addition, typically when business levels expand, initially the net investment in working capital grows as well.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $73.8 million as of the end of the first quarter 2010. The available capacity grew $27.5 million over year-end 2009, despite an increase in outstanding debt, as a result of our improved earnings and the associated impact on the applicable covenant calculations.

The available and unused capacity under the metal financing lines totaled approximately $13.7 million as of April 2, 2010. Should metal requirements increase in future periods, we may use the available capacity under the existing credit lines to purchase, rather than consign, metal and/or require customers to supply more of their own metal.

Critical Accounting Policies

For additional information regarding critical accounting policies, please refer to pages 43 to 46 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

Market Risk Disclosures

For information regarding market risks, please refer to pages 47 to 48 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Outlook

After a severe decline in sales and generating a loss in 2009, largely as a result of the global economic crisis, our sales and profitability improved significantly in the first quarter 2010. Order entry levels hit the near-term low in the first quarter 2009 and then grew over the balance of the year with the momentum carrying over into the first quarter 2010.

Order entry levels across the majority of our businesses and key markets remained strong throughout the first quarter and the early portion of the second quarter 2010. Despite the significantly higher sales in the first quarter 2010, backlog grew during the period.

Improved demand from the telecommunications and computer market for existing applications as well as new applications such as smart phones has helped to fuel the growth in our sales. We have seen improved business conditions in other key markets, including automotive electronics, oil and gas and aerospace. We anticipate that these improved conditions will carry through at least the second quarter 2010.

We anticipate sales for defense applications to be fairly solid in the second quarter 2010 but we are concerned about sales in the second half of the year. Medical sales in the first quarter 2010 were hampered by production issues, but we believe these sales will grow once these issues are resolved.

The recent acquisitions of Barr and Academy have provided additional venues to grow our sales and profits.

Despite the positive operating results in the first quarter 2010 and the improved level of demand, we remain cautious about the second half of the year due to the uncertainty surrounding the sustainability and quality of the global economic recovery. While the current trends are positive, the visibility we or our customers have into future business levels is limited.

In 2009, we made reductions to our cost structure due to the significant fall-off in sales at that time. We have added back some resources in order to meet the current high production requirements, but the resources have not been added back proportionately with the growth in sales. Excluding the impact of Barr and Academy, total employment was still down 12% as of the end of the first quarter 2010 from year-end 2008, despite the current improved business outlook. We have reversed the wage reductions that were implemented in 2009 due to our improved actual and projected profitability.

The new beryllium facility is scheduled to be completed and product testing and qualification to occur in the second half of this year. Those qualification and testing efforts could increase our costs and reduce profits in those periods. However, once operational, this facility will provide a long-term source of high-quality beryllium metal.

The level of capital spending for projects other than the beryllium facility in 2010 should be higher than the 2009 spending level but will be somewhat dependent upon our financial performance over the balance of the year.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, aerospace and defense, medical, industrial components, data storage, automotive electronics and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2010;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the acquisitions of Barr Associates, Inc. and Academy Corporation;

•	The impact of the results of Barr Associates, Inc. and Academy Corporation on our ability to achieve fully the strategic and financial objectives related to these acquisitions, including the acquisitions being accretive to earnings in 2010;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility being constructed in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance and the impact of the Company’s stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and,

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our Annual Report on Form 10-K for the period ended December 31, 2009.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of April 2, 2010, our subsidiary, Brush Wellman Inc., was a defendant in four proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, beryllium sensitization or chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the first quarter of 2010, the number of beryllium cases remained unchanged at four cases (involving eight plaintiffs) as of December 31, 2009 and as of April 2, 2010. In two cases (involving two plaintiffs), the parties have settled the cases, but the cases have not been dismissed by the court. No cases were filed during the quarter.

The four pending beryllium cases as of April 2, 2010 fall into two categories: Three cases involving five individual plaintiffs, plus two spouses with consortium claims, and one purported class action, involving one named plaintiff, as discussed more fully below. These cases are covered by insurance, subject to an annual deductible.

The purported class action is Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff is Gary Anthony. The defendants are Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purports to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who have ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff has brought claims for negligence. Plaintiff seeks the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical screening and monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleges that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush is liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the Court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. On September 30, 2008, the court granted the motion for summary judgment in favor of all of the defendants and dismissed plaintiff’s class action complaint. On October 29, 2008, plaintiff filed a notice of appeal. The Court of Appeals granted a motion to stay the appeal due to the bankruptcy of one of the appellees, Millennium Petrochemicals. On April 3, 2009, Small Tube Manufacturing filed a motion for relief in bankruptcy court from the automatic stay, asking that the bankruptcy court modify the stay to allow Small Tube Manufacturing’s indemnification claim against Millennium Petrochemicals and the Anthony case to proceed to final judgment, including all appeals. On May 14, 2009, the bankruptcy court approved a stipulation and order modifying the automatic stay to permit Millennium Petrochemicals and Small Tube Manufacturing to participate in the appeal. On May 27, 2009, Small Tube Manufacturing filed an unopposed motion with the Court of Appeals to lift the stay, which the court granted on June 22, 2009. On July 29, 2009, the Company and the other appellees filed their brief in the Court of Appeals. The Court heard oral argument on January 11, 2010, and the matter is now under submission.

Other Claims

One of our subsidiaries, Williams Advanced Materials Inc. (WAM), was a party to patent litigation in the U.S. involving Target Technology Company, LLC of Irvine, California (Target). The litigation involved patents directed to technology used in the production of DVD-9s, which are high storage capacity DVDs, and other optical recording media. The patents at issue primarily concerned certain silver alloys used to make the semi-reflective layer in DVD-9s, a thin metal film that is applied to a DVD-9 through a process known as sputtering. The raw material used in the sputtering process is called a target. Target alleged that WAM manufactured and sold infringing sputtering targets to DVD manufacturers.

In the first action, filed in April 2003 by WAM against Target in the U.S. District Court, Western District of New York (case no. 03-CV-0276A (SR)) (the NY Action), WAM had asked the Court for a judgment declaring certain Target patents invalid and/or unenforceable and awarding WAM damages. Target counterclaimed alleging infringement of those patents and seeking a judgment for infringement, an injunction against further infringement and damages for past infringement. Following certain proceedings in which WAM was denied an injunction to prevent Target from suing and threatening to sue WAM’s customers, Target filed an amended counterclaim and a third-party complaint naming certain of WAM’s customers and other entities as parties to the case and adding related other patents to the NY Action. The action temporarily was stayed pending resolution of the ownership issue in the CA Action (defined below), as discussed more fully below. On January 26, 2009, the Court in the CA Action ordered that the case and remaining issues be transferred to the Court in the NY Action. As a result, the stay in the NY Action was lifted, and the Court in the NY Action consolidated the CA Action with the NY Action. With the parties having resumed pre-trial proceedings, Target had moved the Court to further amend its counts for infringement to include only certain claims of six of the patents claimed to be owned by Target. If granted, Target’s counts for infringement of other claims in those patents and six other patents claimed to be owned by Target would have been removed from the NY Action. WAM had opposed the motion to the extent Target sought dismissal without prejudice of the counts for infringement of the other claims and other patents. Following a Court hearing on Target’s motion to amend its pleadings and upon agreement of the parties, Target further amended its counts for infringement to include a total of nine U.S. patents and withdrawing four other patents. In response to Target’s amendment of its pleadings, WAM moved for (a) dismissal of Target’s counts for lack of jurisdiction on the basis that Target did not own the patents, (b) terminating sanctions on the basis of litigation misconduct by Target, and (c) a stay of discovery pending a decision by the Court on the first two WAM motions, all of which motions were pending. WAM continued to dispute Target’s claims of ownership of all of the patents and denied both validity and infringement of the patent claims. Following a September 11, 2009 oral argument on WAM’s motions, the Magistrate Judge reserved decision and pending the Court’s action on the motions effectively stayed further discovery. On October 28, 2009, the Magistrate Judge recommended to the District Court Judge that the Court deny WAM’s motion for dismissal of Target’s counts for lack of jurisdiction on the basis of WAM’s claim that Target did not own the patents. The Magistrate Judge reasoned that, in view of the earlier reported November 2008 settlement agreement between the Sony companies and Target, any lack of jurisdiction was cured when in July 2009, Target filed an amended answer. The Magistrate Judge further deferred until trial WAM’s motion for terminating sanctions because of Target’s litigation misconduct, but reopened discovery. Both WAM and Target objected to the Magistrate Judge’s report, and their objections were to be heard by the District Court Judge before ruling on the recommendation. Notwithstanding the Magistrate Judge’s recommendation, WAM continued to dispute Target’s claims of ownership of the patents remaining in the Action, and to deny both validity and infringement of the patents. The Magistrate Judge by separate order and with the consent of the parties referred the case to a mediator for consideration under the Court’s alternate dispute resolution plan.

Target in September 2004 filed in the U.S. District Court, Central District of California (case no. SAC04-1083 DOC (MLGx)), a separate action for infringement of one of the same patents named in the NY Action (the CA Action), naming as defendants WAM and certain of WAM’s customers who purchased certain WAM sputtering targets. Target sought a judgment that the patent was valid and infringed by the defendants, a permanent injunction, a judgment on ownership of certain Target patents, damages adequate to compensate Target for the infringement, treble damages and attorneys’ fees and costs. In April 2007, Sony DADC U.S., Inc. among other Sony companies (Sony) had intervened in the CA Action claiming ownership of that patent and others of the patents that Target sought to enforce in the NY Action. Sony’s claim was based on its prior employment of the patentee and Target’s founder, Han H. Nee (Nee), and had included a demand for damages against both Target and Nee. WAM on behalf of itself and its customers has a paid-up license from Sony under any rights that Sony has in those patents. Although trial of the CA Action had been scheduled for March 2009, in December 2008, a confidential settlement agreement was reached between Target and Sony, as well as a partial settlement agreement between Target and WAM releasing WAM and its customers from infringement of the one named patent. As a result, the issues not subject to any settlement were (1) a remaining count in which the Target parties had requested a judgment declaring that Target was the owner of certain of the Target patents and (2) WAM’s request for sanctions against Target. Pursuant to various stipulations filed by the parties, the Court on January 6, 2009 ordered a dismissal with prejudice of all of the respective intervention claims and counterclaims between the Target parties and the Sony companies, and a dismissal without prejudice of the counterclaims by WAM and its defendant customers, the exception being the remaining declaratory judgment count on patent ownership. Following motions filed by the parties, the Court on January 26, 2009 ordered that the case and remaining issues be transferred to the Court in the NY Action.

On April 1, 2010, WAM and Target entered into a confidential settlement agreement, terminating the actions as between them, which includes a release of all claims that each may have had against the other. Effective April 12, 2010, the District Court approved the consent motion to dismiss the actions between WAM and Target, and declared the consolidated cases (the CA Action and the NY Action) closed.

Item 4.	Reserved

Item 5.	Other Information

Item 6.	Exhibits

11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amendment No. 1 to the Consignment Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 99.1 to the Company’s Form 8-K on March 12, 2010), incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance
and Chief Financial Officer

Dated: April 30, 2010