Form 10-K/A
period 2009-12-31
BRUSH ENGINEERED MATERIALS INC
filed 2010-07-23
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-15885
BRUSH ENGINEERED MATERIALS INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-1919973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6070 Parkland Blvd., Mayfield Heights, Ohio	44124
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 216-486-4200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Rights to Purchase Series A	New York Stock Exchange
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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-23
EX-31.1
EX-31.2

EXPLANATORY NOTE
On March 8, 2010, Brush Engineered Materials Inc. (the “Company) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Annual Report”). The Company hereby amends its Original Annual Report to amend Item 15 and to include a conformed signature of Ernst & Young LLP (“E&Y”) in E&Y’s consent filed as Exhibit 23. This conformed signature was inadvertently omitted from the Original Annual Report. This amendment does not reflect events occurring after the filing of the Original Annual Report. Other than including the conformed signature of E&Y in E&Y’s consent filed as Exhibit 23, this amendment does not modify or update in any way the disclosures in the Company’s Original Annual Report.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements and Supplemental Information
     The financial statements are incorporatped herein by reference to the Annual Report on Form 10-K.
(a) 2. Financial Statement Schedules
     The following consolidated financial information for the years ended December 31, 2009, 208 and 2007 is incorporated herein by reference to the Annual Report on Form 10-K:
     Schedule II – Valuation and qualifying accounts.
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

(3a)	Amended and Restated Articles of Incorporation of Brush Engineered Materials Inc. (filed as Annex B to the Registration Statement on Form S-4 filed by the Company on February 1, 2000, Registration No. 333-95917), incorporated herein by reference.

(3b)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Exhibit 4b to the Current Report on Form 8-K filed by the Company on May 16, 2000), incorporated herein by reference.

(3c)	Amended and Restated Code of Regulations of Brush Engineered Materials Inc. (filed as Exhibit 4b to the Company’s Proxy Statement dated March 26, 2009), incorporated herein by reference.

(4a)	Rights Agreement, dated as of May 10, 2000, by and between Brush Engineered Materials Inc. and National City Bank, N.A. as Rights Agent (filed as Exhibit 4a to the Current Report on Form 8-K filed by the Company on May 16, 2000), incorporated herein by reference.

(4b)	First Amendment to Rights Agreement, dated as of December 7, 2004, by and between Brush Engineered Materials Inc. and LaSalle Bank, N.A. as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on December 13, 2004), incorporated herein by reference.

(4c)	Second Amendment to Rights Agreement, dated as of July 31, 2008, by and between Brush Engineered Materials Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed on July 31, 2008) incorporated herein by reference.

(4d)	Indenture Modification between Toledo-Lucas County Port Authority, dated as of May 30, 2003 (filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 27, 2003), incorporated herein by reference.

(4e)	Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

(4f)	Credit Agreement dated November 7, 2007 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on November 7, 2007), incorporated herein by reference.

(4g)	First Amendment to Credit Agreement dated December 20, 2007 among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 26, 2007), incorporated herein by reference.

(4h)	Second Amendment to Credit Agreement dated June 11, 2008 among Brush Engineered Materials Inc. and other borrowers and JP Morgan Chase, N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 16, 2008), incorporated herein by reference.

(4i)	Second Amended and Restated Precious Metals Agreement dated December 28, 2007 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 28, 2007), incorporated herein by reference.

(4j)	First Amendment to the Second Amended and Restated Precious Metals Agreement dated March 3, 2008 between Brush Engineered Materials Inc. and the Bank of Nova Scotia (filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on March 3, 2008), incorporated herein by reference.

(4k)#	Second Amendment to the Second Amended and Restated Precious Metals Agreement dated June 25, 2008 between Brush Engineered Materials Inc. and the Bank of Nova Scotia.

(4l)	Third Amendment to the Second Amended and Restated Precious Metals Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and The Bank of Nova Scotia (filed as Exhibit 4.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.

(4m)#	Fourth Amendment to the Second Amended and Restated Precious Metals Agreement dated February 11, 2010 between Brush Engineered Materials Inc. and The Bank of Nova Scotia.

(10a)	Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

(10b)	Form of Indemnification Agreement entered into by the Company and its directors. (filed as Exhibit 10b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

(10c)*	Amended and Restated Form of Severance Agreement for Executive Officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 27, 2008), incorporated herein by reference.

(10d)*	Amended and Restated Form of Severance Agreement for Key Employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 27, 2008), incorporated herein by reference.

(10e)*	Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.

(10f)*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.

(10g)*	2009 Management Performance Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 2, 2009), incorporated herein by reference.

(10h)*#	2010 Management Performance Compensation Plan.

(10i)*	Long-term Incentive Plan for the performance period January 1, 2007 through December 31, 2009 (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.

(10j)*	Long-term Incentive Plan for the performance period January 1, 2008 through December 31, 2010 (filed as Exhibit 10o to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10k)*	1979 Stock Option Plan, as amended pursuant to approval of shareholders on April 21, 1982 (filed by Brush Wellman Inc. as Exhibit 15A to Post-Effective Amendment No. 3 to Registration Statement No. 2-64080), incorporated herein by reference.

(10l)*	Amendment, effective May 16, 2000, to the 1979 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 5 to Registration Statement on Form S-8, Registration No. 2-64080), incorporated herein by reference.

(10m)*	1984 Stock Option Plan as amended by the Board of Directors on April 18, 1984 and February 24, 1987 (filed by Brush Wellman Inc. as Exhibit 4.4 to Registration Statement on Form S-8, Registration No. 33-28605), incorporated herein by reference.

(10n)*	Amendment, effective May 16, 2000, to the 1984 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 2-90724), incorporated herein by reference.

(10o)*	1989 Stock Option Plan (filed as Exhibit 4.5 to Registration Statement on Form S-8, Registration No. 33-28605), incorporated herein by reference.

(10p)*	Amendment, effective May 16, 2000, to the 1989 Stock Option Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-28605), incorporated herein by reference.

(10q)*	1995 Stock Incentive Plan (as Amended March 3, 1998) (filed as Appendix A to the Company’s

Proxy Statement dated March 16, 1998), incorporated herein by reference.

(10r)*	Amendment, effective May 16, 2000, to the 1995 Stock Incentive Plan (filed as Exhibit 4b to Post- Effective Amendment No. 1 to Registration Statement No. 333-63357), incorporated herein by reference.

(10s)*	Amendment No. 2, effective February 1, 2005, to the 1995 Stock Incentive Plan (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 7, 2005) incorporated herein by reference.

(10t)*	Amended and Restated 2006 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

(10u)*	Form of Nonqualified Stock Option Agreement, (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 2004) incorporated herein by reference.

(10v)*	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on February 7, 2005) incorporated herein by reference.

(10w)*	Form of 2007 Restricted Stock Agreement (filed as Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.

(10x)*	Form of 2008 Restricted Stock Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K the year ended December 31, 2007), incorporated herein by reference.

(10y)*	Form of 2009 Restricted Stock Agreement (filed as Exhibit 10z to the Company’s Annual Report on Form 10-K the year ended December 31, 2008), incorporated herein by reference.

(10z)*#	Form of 2010 Restricted Stock Agreement.

(10aa)*#	Form of 2010 Restricted Stock Units Agreement.

(10ab)*	Form of 2007 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.

(10ac)*	Form of 2008 Performance Restricted Share and Performance Share Agreement (filed as Exhibit 10ak to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10ad)*	Form of 2006 Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 8, 2006), incorporated herein by reference.

(10ae)*	Form of 2007 Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.

(10af)*	Form of 2008 Stock Appreciation Rights Agreement (filed as Exhibit 10an to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10ag)*	Form of 2009 Stock Appreciation Rights Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

(10ah)*#	Form of 2010 Stock Appreciation Rights Agreement.

(10ai)*	Supplemental Retirement Plan as amended and restated December 1, 1992 (filed as Exhibit 10n to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992), incorporated herein by reference.

(10aj)*	Amendment No. 2, adopted January 1, 1996, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10o to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995), incorporated herein by reference.

(10ak)*	Amendment No. 3, adopted May 5, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998), incorporated herein by reference.

(10al)*	Amendment No. 4, adopted December 1, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10t to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

(10am)*	Amendment No. 5, adopted December 31, 1998, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 1998), incorporated herein by reference.

(10an)*	Amendment No. 6, adopted September 1999, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.

(10ao)*	Amendment No. 7, adopted May 2000, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10v to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000), incorporated herein by reference.

(10ap)*	Amendment No. 8, adopted December 21, 2001, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10u to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.

(10aq)*	Amendment No. 9, adopted December 22, 2003, to Supplemental Retirement Benefit Plan as amended and restated December 1, 1992 (filed as Exhibit 10s to the Company’s Form 10-K Annual Report for the year ended December 31, 2000), incorporated herein by reference.

(10ar)*	Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8, Registration No. 333-52141, filed by Brush Wellman Inc. on May 5, 1998), incorporated herein by reference.

(10as)*	Amendment No. 1 to the Key Employee Share Option Plan, (effective May 16, 2005) (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333- 52141), incorporated herein by reference.

(10at)*	Amendment No. 2 to the Key Employee Share Option Plan dated June 10, 2005 (filed as Exhibit 10aw to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), incorporated herein by reference.

(10au)*	1997 Stock Incentive Plan for Non-employee Directors, (As Amended and Restated as of May 1, 2001) (filed as Appendix B to the Company’s Proxy Statement dated March 19, 2001), incorporated herein by reference.

(10av)*	Amendment No. 1 to the 1997 Stock Incentive Plan for Non-employee Directors, (filed as Exhibit 10gg to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), incorporated herein by reference.

(10aw)*	Form of Nonqualified Stock Option Agreement for Non-employee Directors (filed as Exhibit 10mm to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.

(10ax)*	1992 Deferred Compensation Plan for Non-employee Directors (As Amended and Restated as of December 2, 1997) (filed as Exhibit 4d to the Registration Statement on Form S-8, Registration No. 333-63355, filed by Brush Wellman Inc.), incorporated herein by reference.

(10ay)*	2000 Reorganization Amendment, dated May 16, 2000, to the 1997 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement No. 333-63353), incorporated herein by reference.

(10az)*	Amendment No. 1 (effective September 11, 2001) to the 1992 Deferred Compensation Plan for Non- employee Directors (filed as Exhibit 4c to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-74296), incorporated herein by reference.

(10ba)*	Amendment No. 2 (effective September 13, 2004) to the 1992 Deferred Compensation Plan for Non- employee Directors (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2004), incorporated herein by reference.

(10bb)*	Amendment No. 3 (effective January 1, 2005) to the 1992 Deferred Compensation Plan for Non- employee Directors (filed as Exhibit 10rr to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) incorporated herein by reference.

(10bc)*#	Amendment No. 4 (effective April 1, 2009) to the 1992 Deferred Compensation Plan for Non- employee Directors.

(10bd)*	Amended and Restated 2005 Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2008) incorporated herein by reference.

(10be)*	Amended and Restated 2006 Non-employee Director Equity Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2008) incorporated herein by reference.

(10bf)*	Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

(10bg)*	Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

(10bh)*	Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(10bi)*	Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

(10bj)*	Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(10bk)*	Trust Agreement between the Company and Fifth Third Bank dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

(10bl)	Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996), incorporated herein by reference.

(10bm)	Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2003), incorporated herein by reference.

(10bn)	Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2003), incorporated herein by reference.

(10bo)	Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.

(10bp)	Asset Purchase Agreement by and between Williams Advanced Materials Inc. and Techni-Met, Inc. dated December 20, 2007 (filed as Exhibit 10bw to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10bq)	Consignment Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce (filed as Exhibit 10.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant

(23)	Consent of Ernst & Young LLP

(24)#	Power of Attorney

(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)

(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)

(32.1)#	Certification of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350

*	Denotes a compensatory plan or arrangement.

#	Previously filed with the Form 10-K as originally filed on March 8, 2010.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
BRUSH ENGINEERED MATERIALS INC.
(Registrant)

By:	/s/ John D. Grampa John D. Grampa	July 23, 2010
Sr. Vice President Finance and Chief Financial Officer