Form 10-Q
period 2010-07-02
BRUSH ENGINEERED MATERIALS INC
filed 2010-08-09
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

As of July 23, 2010 there were 20,350,913 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the second quarter and first half ended July 2, 2010 are as follows:

Consolidated Statements of Income and Loss — Second quarter and first half ended July 2, 2010 and July 3, 2009	2
Consolidated Balance Sheets — July 2, 2010 and December 31, 2009	3
Consolidated Statements of Cash Flows — First half ended July 2, 2010 and July 3, 2009	4

Consolidated Statements of Income and Loss
(Unaudited)

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Thousands, except per share amounts)	2010	2009	2010	2009

Net sales	$325,946	$174,134	$621,028	$309,493
Cost of sales	270,093	152,000	515,861	272,757

Gross margin	55,853	22,134	105,167	36,736
Selling, general and administrative expense	30,611	20,694	60,950	43,239
Research and development expense	1,798	1,526	3,483	3,220
Other-net	2,946	1,474	7,031	3,230

Operating profit (loss)	20,498	(1,560)	33,703	(12,953)
Interest expense — net	691	271	1,310	597

Income (loss) before income taxes	19,807	(1,831)	32,393	(13,550)
Income tax expense (benefit)	6,088	(1,046)	11,953	(4,620)

Net income (loss)	$13,719	$(785)	$20,440	$(8,930)

Net income (loss) per share of common stock — basic	$0.68	$(0.04)	$1.01	$(0.44)
Weighted-average number of common shares outstanding — basic	20,323	20,186	20,290	20,159
Net income (loss) per share of common stock — diluted	$0.67	$(0.04)	$1.00	$(0.44)
Weighted-average number of common shares outstanding — diluted	20,600	20,186	20,534	20,159

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	July 2,	Dec. 31,
(Dollars in thousands)	2010	2009

Assets
Current assets
Cash and cash equivalents	$16,081	$12,253
Accounts receivable	145,265	83,997
Other receivables	4,827	11,056
Inventories	140,280	130,098
Prepaid expenses	29,213	28,020
Deferred income taxes	8,459	14,752

Total current assets	344,125	280,176
Related-party notes receivable	90	90
Long-term deferred income taxes	4,873	4,873
Property, plant and equipment — cost	703,486	665,361
Less allowances for depreciation, depletion and amortization	(449,667)	(437,595)

Property, plant and equipment — net	253,819	227,766
Other assets	42,082	42,014
Goodwill	70,479	67,034

Total assets	$715,468	$621,953

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$42,161	$56,148
Accounts payable	36,681	36,573
Other liabilities and accrued items	46,029	44,082
Unearned revenue	403	432
Income taxes	1,982	2,459

Total current liabilities	127,256	139,694
Other long-term liabilities	9,461	9,579
Retirement and post-employment benefits	78,645	82,354
Unearned income	54,612	39,697
Long-term income taxes	2,329	2,329
Deferred income taxes	1,909	136
Long-term debt	78,305	8,305
Shareholders’ equity	362,951	339,859

Total liabilities and shareholders’ equity	$715,468	$621,953

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	July 2,	July 3,
(Dollars in thousands)	2010	2009

Net income (loss)	$20,440	$(8,930)
Adjustments to reconcile net income (loss) to net cash (used in) provided from operating activities:
Depreciation, depletion and amortization	17,100	14,455
Amortization of mine costs	—	1,896
Amortization of deferred financing costs in interest expense	282	209
Derivative financial instrument ineffectiveness	489	—
Stock-based compensation expense	1,988	1,630
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(58,366)	12,446
Decrease (increase) in other receivables	6,229	(1,261)
Decrease (increase) in inventory	(10,276)	23,017
Decrease (increase) in prepaid and other current assets	(1,147)	1,199
Decrease (increase) in deferred income taxes	6,117	(3,405)
Increase (decrease) in accounts payable and accrued expenses	(1,798)	(18,686)
Increase (decrease) in unearned revenue	(29)	1,950
Increase (decrease) in interest and taxes payable	(359)	(314)
Increase (decrease) in long-term liabilities	(1,320)	(13,769)
Other — net	(59)	1,286

Net cash (used in) provided from operating activities	(20,709)	11,723
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(24,768)	(16,054)
Payments for mine development	(7,425)	(386)
Reimbursements for capital equipment under government contracts	14,915	10,169
Payments for purchase of business net of cash received	(20,605)	—
Proceeds from transfer of acquired inventory to consignment line	5,667	—
Proceeds from sale of property, plant and equipment	76	—
Other investments — net	14	21

Net cash used in investing activities	(32,126)	(6,250)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(14,035)	(3,336)
Proceeds from issuance of long-term debt	70,000	8,300
Repayment of long-term debt	—	(8,000)
Issuance of common stock under stock option plans	851	157
Tax benefit from exercise of stock options	164	11

Net cash provided from (used in) financing activities	56,980	(2,868)
Effects of exchange rate changes	(317)	(109)

Net change in cash and cash equivalents	3,828	2,496
Cash and cash equivalents at beginning of period	12,253	18,546

Cash and cash equivalents at end of period	$16,081	$21,042

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 2, 2010 and December 31, 2009 and the results of operations for the second quarter and first half ended July 2, 2010 and July 3, 2009. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2010 consolidated financial statement presentation.

Note B —	Inventories

	July 2,	Dec. 31,
(Dollars in thousands)	2010	2009

Principally average cost:
Raw materials and supplies	$41,771	$38,740
Work in process	126,100	119,698
Finished goods	45,370	38,950

Gross inventories	213,241	197,388
Excess of average cost over LIFO inventory value	72,961	67,290

Net inventories	$140,280	$130,098

Note C —	Pensions and Other Post-retirement Benefits

The following is a summary of the second quarter and first half 2010 and 2009 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$1,244	$1,067	$68	$72
Interest cost	2,156	2,164	434	482
Expected return on plan assets	(2,536)	(2,445)	—	—
Amortization of prior service cost	(132)	(135)	(9)	(9)
Amortization of net loss	711	375	—	—

Net periodic benefit cost	$1,443	$1,026	$493	$545

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$2,488	$2,182	$136	$145
Interest cost	4,312	4,157	869	964
Expected return on plan assets	(5,072)	(4,617)	—	—
Amortization of prior service cost	(265)	(278)	(18)	(18)
Amortization of net loss	1,422	809	—	—
Curtailment gain	—	(1,069)	—	—

Net periodic benefit cost	$2,885	$1,184	$987	$1,091

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

The Company made contributions to the domestic defined benefit pension plan of $4.5 million in the first half 2010 as expected.

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $0.4 million as of July 2, 2010 and $0.6 million as of December 31, 2009. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. Two cases were settled for an aggregate cost of less than $0.1 million in the first half of 2010.

One of the two outstanding CBD cases as of July 2, 2010 was a third-party claim where the alleged exposure occurred prior to December 31, 2007 and therefore, the indemnity, if any, and the defense costs are covered by insurance subject to an annual deductible of $1.0 million. Incurred costs were below the deductible in the first half of 2010. The plaintiff in the other outstanding case, which was filed in the second quarter 2010, alleges exposure occurred after December 31, 2007.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, was a defendant in an ongoing patent infringement legal case. In response, WAM had filed various counter-claims against the plaintiff. In early April 2010, WAM and the plaintiff agreed to dismiss all claims against each other. No indemnity payments were made by either party.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.5 million as of July 2, 2010 and $5.6 million as of December 31, 2009. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income (loss) and comprehensive income (loss) for the second quarter and first half ended July 2, 2010 and July 3, 2009 is as follows:

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in thousands)	2010	2009	2010	2009

Net income (loss)	$13,719	$(785)	$20,440	$(8,930)
Cumulative translation adjustment	(440)	1,460	(1,346)	(1,126)
Change in the fair value of derivative financial instruments, net of tax	(85)	(984)	447	340
Pension and other retirement plan liability adjustments, net of tax	373	373	748	2,125

Comprehensive income (loss)	$13,567	$64	$20,289	$(7,591)

Note F —	Segment Reporting

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Second Quarter 2010
Sales to external customers	$213,897	$77,852	$15,738	$18,413	$325,900	$46	$325,946
Intersegment sales	467	2,935	144	919	4,465	—	4,465
Operating profit (loss)	9,246	8,510	2,074	2,033	21,863	(1,365)	20,498
Second Quarter 2009
Sales to external customers	$112,273	$41,239	$13,123	$7,499	$174,134	$—	$174,134
Intersegment sales	50	470	26	185	731	—	731
Operating profit (loss)	8,390	(9,280)	1,035	(819)	(674)	(886)	(1,560)
First Half 2010
Sales to external customers	$416,907	$141,240	$28,833	$33,875	$620,855	$173	$621,028
Intersegment sales	861	6,684	177	1,311	9,033	—	9,033
Operating profit (loss)	17,711	11,838	4,231	3,074	36,854	(3,151)	33,703
Assets	330,712	219,739	99,135	25,569	675,155	40,313	715,468
First Half 2009
Sales to external customers	$192,344	$78,132	$26,113	$12,904	$309,493	$—	$309,493
Intersegment sales	175	1,275	78	543	2,071	—	2,071
Operating profit (loss)	9,095	(20,193)	2,859	(3,450)	(11,689)	(1,264)	(12,953)
Assets	208,971	205,947	59,383	18,590	492,891	57,382	550,273

Note G —	Stock-based Compensation Expense

The Company granted approximately 22,000 shares of restricted stock to its non-employee directors in the second quarter 2010 at a fair market value of $26.74 per share. The fair value was determined using the closing price of the Company’s common stock on the grant date and will be amortized over the vesting period of one year.

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

Total stock-based compensation expense for the above and previously existing awards and plans was $1.0 million in both the second quarter 2010 and 2009. For the first half of the year, the stock-based compensation expense was $2.0 million in 2010 and $1.6 million in 2009.

The Company received $0.9 million for the exercise of approximately 47,000 shares in the first half of 2010 and $0.2 million for the exercise of approximately 10,000 shares in the first half of 2009.

Note H —	Other-net

Other-net expense for the second quarter and first half of 2010 and 2009 is summarized as follows:

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in thousands)	2010	2009	2010	2009

Income (expense)
Exchange/translation gain (loss)	$246	$346	$(307)	$560
Amortization of intangible assets	(1,555)	(853)	(3,051)	(1,706)
Metal financing fees	(1,265)	(704)	(2,440)	(1,578)
Derivative ineffectiveness	—	—	(489)	—
Other items	(372)	(263)	(744)	(506)

Other-net (expense)	$(2,946)	$(1,474)	$(7,031)	$(3,230)

Note I —	Income Taxes

The tax expense of $6.1 million in the second quarter 2010 was calculated by applying an effective rate of 30.7% against income before income taxes of $19.8 million while the tax expense of $12.0 million in the first half of 2010 was calculated by applying a rate of 36.9% against income before income taxes of $32.4 million. The differences between the statutory and effective rates in the second quarter and first half of 2010 were due to the impact of percentage depletion, foreign source income and deductions, the production deduction, executive compensation and other factors.

In addition, the tax expense in the first half of 2010 included a discrete item of $1.4 million for the reduction in a deferred tax asset recorded in the first quarter 2010. The asset was reduced as a result of the newly enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This new legislation eliminates the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy program beginning in 2013.

The tax benefit of $1.0 million in the second quarter 2009 was calculated by applying an effective rate of (57.1%) against the loss before income taxes of $1.8 million while the tax benefit of $4.6 million in the first half of 2009 was calculated by applying a rate of (34.1%) against the loss before income taxes of $13.6 million. The differences between the statutory and effective rates in the second quarter and first half of 2009 were due to the impact of percentage depletion, foreign source income and deductions and other factors. Discrete items did not have a material impact on the effective rate in the second quarter or first half of 2009.

The lower effective tax rate in the second quarter 2010 than the effective rate used in the first quarter 2010 (prior to the impact of the discrete events) reduced the tax expense and increased net income in the second quarter 2010 by $0.9 million, or $0.04 per share, diluted.

Note J —	Acquisition

On January 5, 2010, the Company acquired the outstanding capital stock of Academy Corporation (Academy) of Albuquerque, New Mexico for $21.0 million in cash. Academy provides precious and non-precious metals and refining services for a variety of applications, including architectural glass, solar energy, medical and electronics. Major product forms include sputtering targets, sheet, fine wire, rod and powder. Academy employs approximately 150 people at its four leased facilities.

The Company financed the acquisition with a combination of cash on hand and borrowing under the $240.0 million revolving credit agreement. The $21.0 million purchase price is net of $1.7 million the Company received back from the seller in the second quarter 2010 as a result of the resolution of working capital valuation adjustments in accordance with the purchase agreement. Additional funds remain in escrow pending finalization of various other matters as detailed in the purchase agreement. Immediately after the purchase, the Company transferred Academy’s precious metal inventory to a a financial institution for its fair value of $5.7 million and consigned it back under the existing consignment lines.

Academy’s results are included in the Company’s financial statements since the acquisition date and are reported as part of the Advanced Material Technologies and Services segment. Academy had sales of $85.0 million and generated income before income taxes of $1.4 million in the first half of 2010. The purchase price allocation is preliminary in that the Company has not yet completed its appraisal of the acquired tangible and intangible assets nor have the acquired deferred taxes been valued. A condensed balance sheet depicting the preliminary amounts assigned to the acquired assets and liabilities as of the acquisition date is as follows:

Asset
(Dollars in thousands)	(Liability)

Cash	$380
Current assets	4,524
Precious metal inventory	5,667
Finite-lived intangible assets	3,254
Property, plant and equipment	8,554
Other assets	10
Goodwill	3,171
Current liabilities	(4,575)

Total purchase	$20,985

Assuming that the Academy acquisition occurred on January 1, 2009, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income and Loss are as follows:

	Pro Forma Results
	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Sales	$325,946	$215,895	$621,028	$392,902
Income (loss) before income taxes	19,807	(1,092)	32,393	(13,352)
Net income (loss)	13,719	(305)	20,440	(8,801)
Diluted earnings per share	$0.67	$(0.02)	$1.00	$(0.44)

Note K —	Fair Value of Financial Instruments

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of July 2, 2010:

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investments	$599	$599	$—	$—
Foreign currency forward contracts	1,019	—	1,019	—

Total	$1,618	$599	$1,019	$—

Financial Liabilities
Directors’ deferred compensation liability	$599	$599	$—	$—
Foreign currency forward contracts	216	—	216	—
Copper forward contracts	972	—	972	—
Embedded copper derivative	370	—	370	—

Total	$2,157	$599	$1,558	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forwards are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies. Copper forward contracts and the embedded copper derivative are valued through models using spot market rates. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of July 2, 2010.

Note L —	Derivative Instruments and Hedging Activity

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

The outstanding foreign currency forward contracts had a notional value of $23.5 million and a net fair value of $0.8 million as of July 2, 2010. The fair value included contracts at a gain of $1.0 million recorded in prepaid expenses and contracts at a loss of $0.2 million recorded in other liabilities and accrued items. All of these contracts were designated as and effective as cash flow hedges. There was no ineffectiveness associated with the outstanding foreign currency derivatives.

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of July 2, 2010 and July 3, 2009 and the amounts transferred into income for the second quarter and first half then ended is as follows:

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in Thousands)	2010	2009	2010	2009

Derivative in Cash Flow Hedging Relationship	Foreign Currency Contracts	Foreign Currency Contracts	Foreign Currency Contracts	Foreign Currency Contracts
Effective Portion of Hedge:
Gain (Loss) Recognized in OCI at the End of the Period
Forward contracts	$803	$(633)
Options (collars)	—	—

Total	$803	$(633)
Location of Gain (Loss) Reclassified from OCI into Income	Other-net	Other-net	Other-net	Other-net
Amount of Gain (Loss) Reclassified from OCI into Income
Forward contracts	$398	$467	$388	$267
Options (collars)	—	—	—	212

Total	$398	$467	$388	$479
Ineffective Portion of Hedge and Amounts Excluded from Effectiveness Testing:
Location of Gain (Loss) Recognized in Income on Derivative	Other-net	Other-net	Other-net	Other-net
Amount of Gain (Loss) Recognized in Income on Derivative	$—	$—	$—	$—

The Company secured a debt obligation with an embedded copper derivative in October 2009. The derivative provides an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative does not qualify as a hedge for accounting purposes and changes in its fair value are charged against income in the current period. In the first quarter 2010, the Company secured forward contracts to reduce the variability of the charges against income due to movements in the derivative’s fair value. The net ineffectiveness on the embedded derivative and the forward contract was zero in the second quarter 2010 and $0.5 million in the first half of 2010. The ineffectiveness was recorded in other-net on the Consolidated Statement of Income and Loss. The forward contract and embedded copper derivative outstanding at the end of the second quarter 2010 mature in the third quarter 2010.

The Company expects to relieve the entire balance from OCI and credit other-net on the Consolidated Statement of Income and Loss in the twelve month period beginning July 3, 2010.

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

Sales declined in 2009 primarily as a result of the global economic crisis, but have subsequently rebounded and sales in each of the first two quarters of 2010 established record highs. Sales of $325.9 million in the second quarter 2010 were 87% higher than sales in the second quarter 2009 while sales of $621.0 million in the first half of 2010 were more than double the sales in the first half of 2009. The sales growth in the second quarter and first half of 2010 over the respective periods in 2009 was due to a combination of improved market demand, two acquisitions, higher metal prices and other factors. Sales order entry rates remained strong throughout the first half of 2010.

In the first quarter 2010, we acquired all of the outstanding capital stock of Academy Corporation (Academy) for an adjusted purchase price of $21.0 million in cash. This acquisition came on the heels of our acquisition of Barr Associates, Inc. (Barr) in the fourth quarter 2009 for $55.2 million in cash. Both acquisitions were accretive to earnings in each of the first two quarters of 2010.

Gross margin of $55.9 million in the second quarter 2010 was a $33.7 million increase over the second quarter 2009 largely due to the higher sales volume and improved manufacturing efficiencies. Cost containment programs implemented in 2009 as a result of the downturn in sales in that year also provided a benefit to margins and operating profit as resources have not been added back proportionately with the increase in sales.

Operating profit was a very strong $20.5 million in the second quarter while operating profit of $33.7 million in the first half of 2010 was a $46.7 million improvement over the loss of $13.0 million in the first half of 2009. Diluted earnings per share of $0.67 in the second quarter and $1.00 in the first half of 2010 were significant improvements over the losses generated in the comparable periods of 2009.

The working capital investment in accounts receivable and inventory increased in the first half of 2010 due to the higher level of business activity. An increase in debt of $56.0 million in the first half of 2010 was used to finance the acquisition of Academy, capital expenditures of $17.3 million and the cash used in operations of $20.7 million.

Results of Operations

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Millions, except per share data)	2010	2009	2010	2009

Sales	$325.9	$174.1	$621.0	$309.5
Operating profit (loss)	20.5	(1.6)	33.7	(13.0)
Income (loss) before income taxes	19.8	(1.8)	32.4	(13.6)
Net income (loss)	13.7	(0.8)	20.4	(8.9)
Diluted earnings per share	$0.67	$(0.04)	$1.00	$(0.44)

Sales of $325.9 million in the second quarter 2010 grew $151.8 million, or 87%, from sales of $174.1 million in the second quarter 2009. For the first six months of the year, sales of $621.0 million in 2010 were a $311.5 million improvement over sales of $309.5 million in 2009.

Demand from the majority of our key markets has improved during the second quarter and first half of 2010. Increased demand for consumer electronic applications, including handsets and other wireless devices, within the telecommunications and computer market was an integral part of our sales growth in the second quarter and first half of 2010. Demand from portions of the defense market, which had softened in the second half of 2009, improved in the second quarter 2010 but was still slightly below the second quarter 2009 levels. Within the energy market, demand for oil and gas applications was extremely strong in the second quarter 2010. The automotive electronic and commercial aerospace markets have also been very solid during the first half of 2010.

Demand had fallen significantly across many of our key markets in the first quarter 2009 as a result of the global economic crisis. We believe that the demand for our products fell further than the decline in end-use consumer spending due to excess inventories in the down-stream supply chain at that time. While it appears that the growth in demand since the first quarter 2009 was driven largely by improved market and global economic conditions, a portion of our sales growth in the first quarter 2010 may have been due to a replenishment of inventories in the supply chain that were drawn down throughout 2009.

Sales from Barr and Academy, which were acquired subsequent to the second quarter 2009, accounted for approximately 32% of the sales growth in the second quarter 2010 over the second quarter 2009 and 35% of the sales growth in the first half of 2010 over the first half of 2009. A significant portion of Academy’s sales is a precious metal pass-through.

We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. The average prices between periods for each of these metals increased during the second quarter 2010 as compared to the second quarter 2009. The net impact of the change in metal prices was an estimated $29.0 million increase in sales in the second quarter 2010 from the second quarter 2009 and an estimated $48.1 million increase in sales in the first half of 2010 from the first half of 2009.

Domestic sales grew 103% in the second quarter 2010 and 113% in the first half of 2010 from the comparable periods in 2009. International sales were 58% higher in the second quarter 2010 and 76% higher in the first half of 2010 than the same periods in 2009. Domestic sales include the majority of the sales from the two acquisitions as well as the majority of the metal price increase between periods. International sales were 29% of total sales in the first half of 2010 and 33% of sales in the first half of 2009. Sales to Asia and Europe have grown at a similar rate in the first half of 2010.

Gross margin was $55.9 million, or 17% of sales, in the second quarter 2010 compared to $22.1 million, or 13% of sales, in the second quarter 2009. For the first six months of the year, gross margin improved from $36.7 million in 2009 to $105.2 million in 2010. Gross margin was 17% of sales in the first half of 2010 and 12% of sales in the first half of 2009.

The increase in gross margin dollars in the second quarter and first half of 2010 over the same periods in 2009 was predominately due to the higher sales volume. The higher production volumes also lead to increased manufacturing efficiencies and machine utilization rates which in turn improved margins. The margin growth was hampered by lower defense and medical market sales in the first two quarters of 2010 as sales into those markets generally carry higher margins.

Manufacturing overhead was higher in the second quarter 2010 than the second quarter 2009; however, spending levels have not increased proportionately with the sales growth nor have resources been added back to the levels prior to the downturn in the fourth quarter 2008. Manufacturing overhead at the existing operations in the first half of 2010 was 1% higher than the first half of 2009.

The comparison of gross margin between the first half of 2010 and 2009 was affected by a $0.8 million lower of cost or market charge recorded in the first half of 2009.

The gross margin as a percent of sales in the second quarter and first half of 2010, while higher than the respective periods in 2009, was adversely affected by the increased metal pass-through in sales as a result of the Academy acquisition and higher metal prices in the first half of 2010.

In the first quarter 2009, we determined that the domestic defined benefit pension plan was curtailed due to a significant reduction in force and, as a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit in that period, $0.8 million of which was recorded against cost of sales and the balance against selling, general and administrative expenses on the Consolidated Statement of Income and Loss. In addition to the one-time benefit recorded in the first quarter 2009, the expense comparison between 2010 and 2009 was affected by an increase of $0.2 million in the ongoing quarterly expense associated with the domestic pension plan due to changes in plan assumptions and performance and other factors.

Selling, general and administrative (SG&A) expenses were $30.6 million in the second quarter 2010, an increase of $9.9 million over the total expense of $20.7 million in the second quarter 2009. SG&A expenses totaled $61.0 million in the first six months of 2010 compared to $43.2 million in the first six months of 2009. SG&A expenses were 10% of sales in the first six months of 2010 and 14% of sales in the first six months of 2009. The lower percentage in 2010 was due in part to the significant increase in sales.

The higher dollar amount of the expense in the second quarter and first six months of 2010 versus the comparable periods of 2009 was due to a combination of the effect of the acquisitions, incentive compensation and other factors.

The expenses incurred by Barr and Academy accounted for 39% of the increase in the second quarter and 45% of the increase in the first six months of the year.

Incentive compensation expense under cash-based plans was $3.7 million higher in the second quarter 2010 than the second quarter 2009 and $6.7 million higher in the first half of 2010 than the first half of 2009 due to the improved levels of profitability in the current year relative to the plan targets. Share-based compensation expense in the second quarter 2010 was unchanged from the second quarter 2009 and $0.4 million higher in the first half of 2010 than the first half of 2009.

The expense for a supplemental retirement plan was $0.2 million higher in the second quarter and $0.3 million higher in the first half of 2010 than the same periods in 2009.

Sales commissions from various units were higher in the second quarter and first half of 2010 than the comparable periods in 2009 due to the increased sales.

Various cost reduction activities, including manpower reductions, were implemented in 2009 as a result of the operating losses in that year. Some resources, but not all, have been added back in the first two quarters 2010 in order to support the significant sales growth.

Employee compensation levels, which were reduced up to 10% in 2009 in response to the operating losses in that year, were restored to their prior levels during the fourth quarter 2009 due to improving business conditions. The company match for the 401(k) plan, which also was eliminated in 2009 as part of the cost reduction efforts, was partially restored beginning in the second quarter 2010.

Research and development (R&D) expenses were $1.8 million in the second quarter 2010 compared to $1.5 million in the second quarter 2009. R&D expenses were $3.5 million in the first half of 2010, an increase of $0.3 million over the expense of $3.2 million in the first half of 2009. We continued to invest in process and product improvement efforts during the first half of 2010 in order to enhance long-term growth opportunities.

Other-net expense for the second quarter and first half of 2010 and 2009 is summarized as follows:

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Millions)	2010	2009	2010	2009

Income (expense)
Exchange/translation gain (loss)	$0.3	$0.3	$(0.3)	$0.6
Amortization of intangible assets	(1.6)	(0.9)	(3.1)	(1.7)
Metal financing fees	(1.3)	(0.7)	(2.4)	(1.6)
Derivative ineffectiveness	—	—	(0.5)	—
Other items	(0.3)	(0.2)	(0.7)	(0.5)

Total	$(2.9)	$(1.5)	$(7.0)	$(3.2)

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

The amortization of intangible assets was higher in both the second quarter and first half of 2010 than the comparable periods in 2009 due to the amortization of the intangible assets acquired with Barr in the fourth quarter 2009 and the estimated amortization on the intangible assets acquired with Academy in the first quarter 2010.

The metal financing fees were higher in the second quarter and first half of 2010 than the respective periods in 2009 as a result of an increase in the quantity and price of the metal on hand.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

Operating profit was $20.5 million in the second quarter 2010 and $33.7 million in the first six months of 2010. In 2009, we generated an operating loss of $1.6 million in the second quarter and $13.0 million in the first six months of the year. The improved profitability was driven primarily by the margin benefits from the significant increase in sales and other factors. While certain expenses have increased, various cost containment programs implemented in 2009 still had a positive impact on profitability in the second quarter and first half of 2010.

Interest expense — net of $0.7 million in the second quarter 2010 and $1.3 million in the first six months of 2010 was approximately twice the net expense from the comparable periods in 2009. The increased expense in both periods was primarily due to the higher debt levels in the first half of 2010 as the effective borrowing rate was lower in the second quarter and first half of 2010 than the respective periods of 2009. Interest capitalized in association with long-term capital expenditures was slightly lower in the second quarter and first half of 2010 than the same periods in 2009.

The income (loss) before income taxes and the income tax expense (benefit) for the second quarter and first six months of 2010 and 2009 were as follows:

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in Millions)	2010	2009	2010	2009

Income (loss) before income taxes	$19.8	$(1.8)	$32.4	$(13.6)
Income tax expense (benefit)	6.1	(1.0)	12.0	(4.6)
Effective tax rate	30.7%	(57.1%)	36.9%	(34.1%)

The effects of percentage depletion, foreign source income, the production deduction, executive officer compensation and other items were major factors for the difference between the effective and statutory rates in the second quarter and first six months of 2010.

The tax expense of $12.0 million in the first six months of 2010 also included a discrete item of $1.4 million recorded in the first quarter 2010 for the reduction of a deferred tax asset as a result of the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. Beginning in 2013, we will no longer be able to claim an income tax deduction for prescription drug benefits provided to our retirees and reimbursed under the Medicare Part D retiree drug subsidy program. While this tax increase does not take effect until 2013, accounting standards require that the carrying value of a deferred tax asset be adjusted in the period in which legislation changing the applicable tax law is enacted.

The difference between the effective and statutory rates in the second quarter and first six months of 2009 was due to the effects of percentage depletion, foreign source income and other items. There were no material discrete events affecting the tax rate in the second quarter or first six months of 2009.

Net income was $13.7 million (or $0.67 per share, diluted) in the second quarter 2010 compared to a net loss of $0.8 million (or $0.04 per share, diluted) in the second quarter 2009. For the first half of 2010, net income was $20.4 million (or $1.00 per share, diluted) versus a net loss of $8.9 million (or $0.44 per share, diluted) in the first half of 2009.

Segment Results

We have four reportable segments. The results for BEM Services, Inc., a wholly-owned subsidiary that provides administrative and financial services on a cost-plus basis to other units within the organization, and other corporate costs are included in the All Other column of our segment reporting. See Note F to the Consolidated Financial Statements.

The operating loss within All Other was $0.5 million higher in the second quarter 2010 than the second quarter 2009 due to an increase in retirement plan costs, corporate administrative costs and other factors. The All Other operating loss was $1.9 million higher in the first half of 2010 than the first half of 2009. The comparison between the first half of 2010 and the first half of 2009 was affected by the one-time $1.1 million curtailment gain recorded in the first quarter 2009 and the $0.5 million derivative ineffectiveness recorded in the first quarter 2010. The increase in corporate incentive compensation and other expense items was largely offset by an increase in charges out to the business units in the second quarter and first half of 2010.

The operating profit for each of the four reportable segments improved in the second quarter and first half of 2010 over the respective periods in the prior year with Specialty Engineered Alloys showing the largest improvement.

Advanced Material Technologies and Services

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Millions)	2010	2009	2010	2009

Sales	$213.9	$112.3	$416.9	$192.3
Operating profit	9.2	8.4	17.7	9.1

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, advanced chemicals, optics, performance coatings and microelectronic packages. These products are used in wireless, semiconductor, photonic, hybrid and other microelectronics applications within the telecommunications and computer market. Other key markets for these products include medical, data storage, defense, security, solar energy and architectural glass. Advanced Material Technologies and Services also has metal cleaning operations and in-house refineries that allow for the reclaim of precious metals from internally generated or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, Connecticut, Wisconsin, New Mexico, Massachusetts and California and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services grew 91% from $112.3 million in the second quarter 2009 to $213.9 million in the second quarter 2010 while sales in the first half of the year more than doubled, growing from $192.3 million in 2009 to $416.9 million in 2010.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The net higher average prices of gold, silver, platinum, palladium and ruthenium accounted for an estimated $25.3 million of the $101.6 million increase in sales in the second quarter 2010 and $40.4 million of the $224.6 million increase in sales in the first half of 2010 compared to the respective periods in 2009.

Barr and Academy, the two recent acquisitions, are included in the Advanced Material Technologies and Services segment, and accounted for just under half of the growth in the segment’s sales in the both the second quarter and first half of 2010 from the respective periods in 2009. Barr produces thin film optical filters for the defense, medical, telecommunications and other markets. Barr combined with Thin Film Technology, Inc. (TFT), which we acquired in 2005, allow us to offer a variety of solutions for precision thin film optical coating applications over a wide spectrum of wavelengths. Academy manufactures sputtering targets, sheet, fine wire, rod and powder used in architectural glass, medical, solar and electronic applications. Academy also has precious metal refine capabilities and its operations are complementary to our Buffalo, New York operations.

Sales of precious metal products manufactured in Buffalo, including targets and lids, improved in the second quarter and first half of 2010 over the same periods last year as a result of increased demand for wireless, handset, LED and other microelectronic applications. The sales order entry for these products was strong during the first half of 2010.

Sales of advanced chemicals also grew in the second quarter and first half of 2010 over the prior year due to improved demand for semiconductor and security applications along with development of materials for new LED applications. Order entry for these products remained strong throughout the second quarter 2010.

Sales of electronic packages, one of this segment’s smaller product lines, increased 26% in the second quarter 2010 and 52% in the first half of 2010 over the respective periods in 2009 as a result of improved demand for telecommunications infrastructure applications in Asia.

Demand for materials for magnetic head applications within the data storage market showed good improvement in the second quarter 2010 over the second quarter 2009. The growth in the first half of 2010 was more modest. Media sales to the data storage market remained weak in each of the first two quarters of 2010.

Sales of precision precious metal coated polymer films declined 21% in the second quarter 2010 and 19% in the first half of 2010 from the respective periods in 2009. Lower manufacturing yields and the inability to hold tolerances resulted in missed sales and the loss of a portion of the business to our competitor. New equipment has been installed that is designed to improve yields and the quality of our product. While qualification work and test production runs using the new equipment have begun, sales of polymer films are anticipated to remain soft in the third quarter 2010. The majority of these products are sold into the medical market.

Sales of lids from TFT decreased approximately 50% in both the second quarter and first half of 2010 from the comparable periods last year. Sales of these products had been strong in the first half of 2009. However, in the third quarter 2009, a major defense customer lost the application to its competitor for reasons unrelated to our product. While TFT’s sales into the medical market have remained solid, we have been unable to generate new applications sufficient to offset the significant decline in defense sales thus far.

The gross margin on sales by Advanced Material Technologies and Services was $27.4 million (13% of sales) in the second quarter 2010 compared to $18.3 million (16% of sales) in the second quarter 2009. Gross margin of $54.5 million in the first half of 2010 grew $24.5 million over the gross margin of $30.0 million in the first half of 2009. The gross margin was 13% of sales in the first half of 2010 and 16% of sales in the first half of 2009.

The increase in the margin dollars in the second quarter and first half of 2010 was largely due to the increased volume of business from the acquisitions and various portions of the existing operations. The margin rate was lower in the second quarter and first half of 2010 as a result of the higher metal prices and the lower margin percent generated by the two acquisitions due in part to the high metal content in their sales. The margin dollars and rate in the second quarter and first half of 2010 were also reduced by the decline in medical and defense sales from existing operations that typically generated higher margins. The lower yields on polymer film products added to costs and reduced margins in the first half of 2010 as well.

Manufacturing overhead costs from existing operations, after being unchanged in the first quarter 2010 from the first quarter 2009, increased in the second quarter 2010 in part to support the net increase in sales. The gross margin in the first half of 2010 was reduced by inventory write-downs and yield costs of $0.6 million recorded in the first quarter 2010 while gross margin in the first half of 2009 was reduced by $1.4 million for lower of cost or market and other inventory charges recorded in that period.

Total SG&A, R&D and other-net expenses were $18.1 million (8% of sales) in the second quarter 2010 compared to $9.9 million (9% of sales) in the second quarter 2009. These expenses totaled $36.8 million (9% of sales) in the first half of 2010, an increase of $15.9 million from the total of $20.9 million (11% of sales) in the first half of 2009.

The acquisition of Barr and Academy was the main cause for the higher expenses, accounting for approximately half of the increase in the first half of 2010 versus the first half of 2009. Incentive compensation expense was higher in each of the first two quarters of 2010 than the same periods in 2009 as were corporate charges. Metal financing fees were $0.5 million higher in the second quarter and $0.8 million higher in the first half of 2010 than the respective periods of 2009 due to the increased value of metal on hand. Amortization expense grew $0.7 million in the second quarter and $1.3 million in the first half of 2010 over the comparable periods in 2009 as a result of the intangible assets acquired with Barr and Academy.

Operating profit from Advanced Material Technologies and Services was $9.2 million in the second quarter 2010 versus $8.4 million in the second quarter 2009. For the first half of the year, operating profit was $17.7 million (4% of sales) in 2010 and $9.1 million (5% of sales) in 2009. The improvement in profitability in both the second quarter and first half of 2010 was due to the profit generated by the two acquisitions and the margin benefit generated by the additional sales from the existing operations offset in part by an increase in various expenses and other factors. The growth in operating profit was reduced by the unfavorable mix effect from the lower sales to the defense and medical markets in the second quarter and first half of 2010.

Specialty Engineered Alloys

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Millions)	2010	2009	2010	2009

Sales	$77.9	$41.2	$141.2	$78.1
Operating profit (loss)	8.5	(9.3)	11.8	(20.2)

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

Sales by Specialty Engineered Alloys of $77.9 million in the second quarter 2010 were $36.7 million, or 89%, higher than sales of $41.2 million in the second quarter 2009. Sales of $141.2 million in the first six months of 2010 were 81% higher than sales of $78.1 million in the first six months of 2009. Sales of both strip and bulk products improved significantly in the second quarter and first six months of 2010 over the levels in the comparable periods of 2009. Sales of hydroxide from the Utah operations totaled $4.2 million in the second quarter 2010 and $5.9 million in the second quarter 2009. There were no hydroxide sales in either the first quarter 2010 or 2009.

Strip volumes in both the second quarter and first half of 2010 were nearly double the volumes shipped in the comparable periods of 2009. The growth in both the second quarter and first six months of 2010 was largely due to improved demand from the telecommunications and computer market, particularly for consumer electronic applications, including PDAs and the latest generation of smart phones. Demand from the automotive electronic market has remained solid in the first half of 2010.

Bulk product volumes were 94% higher in the second quarter 2010 and 62% higher in the first six months of 2010 than the respective periods of the prior year. This growth was due to higher shipments for oil and gas applications, which established a record high in the quarter, and improved shipments for commercial aerospace applications. Offsetting a portion of the growth in these areas was lower shipments for undersea telecommunication applications as new undersea cable projects, despite the increase in market demand, have been delayed, partially due to financing issues.

Higher metal prices accounted for an estimated $3.8 million of the $36.7 million difference in sales between the second quarter 2010 and the second quarter 2009 and $7.8 million of the $63.1 million difference in sales between the first six months of 2010 and the first six months of 2009.

The gross margin on sales from Specialty Engineered Alloys was $19.5 million (25% of sales) in the second quarter 2010 compared to $0.2 million (0.4% of sales) in the second quarter 2009. The gross margin was $34.6 million in the first half of 2010, a $35.7 million improvement over the negative gross margin of $1.1 million in the first half of 2009.

The growth in the gross margin in the second quarter and first half of 2010 over the respective periods of 2009 was largely due to the higher sales and production volumes. Manufacturing performance has also improved in the first half of 2010 as have machine utilization rates. A favorable change in product mix as well as higher average pricing levels also contributed to the margin improvements in the second quarter and first half of 2010.

We recorded a $1.4 million benefit as the estimated margin impact of the projected depletion of a last-in, first out (LIFO) inventory layer associated with the second quarter 2010. We recorded a $1.6 million LIFO benefit in the first quarter 2010. We do not anticipate that this margin benefit will recur in 2011.

Total SG&A, R&D and other-net expenses were $11.0 million (14% of sales) in the second quarter 2010 and $9.4 million (23% of sales) in the second quarter 2009. For the first half of 2010, these expenses totaled $22.8 million (16% of sales) compared to $19.0 million (24% of sales) in the first half of 2009.

Corporate charges, incentive compensation expense and foreign currency exchange losses all increased in the second quarter and first half 2010 over the respective periods in 2009 while the other SG&A and R&D expenses incurred by Specialty Engineered Alloys combined for a net decrease from the year-ago periods. The expense in the first half of 2009 included $0.5 million of severance costs.

Specialty Engineered Alloys generated an operating profit of $8.5 million in the second quarter 2010, a $17.8 million improvement over the $9.3 million operating loss generated in the second quarter 2009. Operating profit was $11.8 million in the first half of 2010 compared to an operating loss of $20.2 million in the first half of 2009. The growth in operating profit resulted from the margin benefit from the higher sales volume, production improvements and the estimated LIFO benefit offset in part by higher expenses.

Beryllium and Beryllium Composites

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Millions)	2010	2009	2010	2009

Sales	$15.7	$13.1	$28.8	$26.1
Operating profit	2.1	1.0	4.2	2.9

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

Sales by Beryllium and Beryllium Composites were $15.7 million in the second quarter 2010, a 20% increase from sales of $13.1 million in the second quarter 2009. Sales of $28.8 million in the first half of 2010 were 10% higher than sales of $26.1 million in the first half of 2009.

Sales for defense and government-related applications from the Elmore facility improved slightly in the second quarter 2010 over the second quarter 2009 but were up approximately 32% compared to the first quarter

2010. Sales for commercial applications, including beryllium foil and medical and analytical x-ray assemblies, also grew in the second quarter and first half of 2010 over the respective periods in the prior year.

Beryllia ceramic sales, while a smaller portion of this segment’s sales, were strong in the second quarter 2010 and were 46% higher in the first half of 2010 than the first half of 2009. This growth is due to improved demand for telecommunications infrastructure applications as well as laser tube applications.

The order entry rate, which tends to be choppy because of the nature of the defense business, was slightly below the level of sales in the first half of 2010.

Beryllium and Beryllium Composites generated a gross margin of $5.1 million (33% of sales) in the second quarter 2010, an improvement over the gross margin of $3.4 million (26% of sales) generated in the second quarter 2009. For the first half of the year, the gross margin was $9.4 million (33% of sales) in 2010 and $8.1 million (31% of sales) in 2009.

The growth in the gross margin in the second quarter and first half of 2010 from the respective periods in 2009 was due to a combination of the higher sales volume, scrap reclamation benefits and lower manufacturing overhead costs. These benefits were partially offset by an unfavorable change in product mix in both the second quarter and first half of 2010 versus the comparable periods in 2009. Lower manufacturing yields on welded products also negatively impacted gross margin in the second quarter 2010. However, process improvements were implemented and yields improved in the second quarter 2010 over the first quarter 2010.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites totaled $3.1 million, or 20% of sales, in the second quarter 2010 and $2.4 million, or 18% of sales, in the second quarter 2009. For the first half of the year, expenses totaled $5.1 million (18% of sales) in 2010 and $5.2 million (20% of sales) in 2009. Incentive compensation expense, corporate charges and other miscellaneous selling expenses were higher in the second quarter 2010 than the second quarter 2009.

Operating profit for Beryllium and Beryllium Composites of $2.1 million in the second quarter 2010 was more than double the operating profit of $1.0 million in the second quarter 2009. For the first half of the year, operating profit improved from $2.9 million in 2009 to $4.2 million in 2010. Operating profit was 15% of sales in the first half of 2010 and 11% of sales in the first half of 2009.

Engineered Material Systems

	Second Quarter Ended		First Half Ended
	July 2,	July 3,	July 2,	July 3,
(Millions)	2010	2009	2010	2009

Sales	$18.4	$7.5	$33.9	$12.9
Operating profit (loss)	2.0	(0.8)	3.1	(3.5)

Engineered Material Systems includes clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors. The largest markets for Engineered Material Systems are automotive electronics, telecommunications and computer and data storage, while the energy, defense and medical markets offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Sales from Engineered Material Systems of $18.4 million in the second quarter 2010 were a 146% improvement over sales of $7.5 million in the second quarter 2009. For the first half of the year, sales grew $21.0 million, from $12.9 million in 2009 to $33.9 million in 2010. The volume growth in the second quarter and first half of 2010 was slightly higher than the growth in the sales value between periods.

Sales have grown for the last five consecutive quarters. In addition, the order entry rate exceeded sales in each of those five quarters.

The sales growth in the second quarter and first half of 2010 was across each of this segment’s major product lines. Demand from the key markets served has strengthened as well. Disk drive arm sales for data storage applications were approximately 60% higher in the second quarter 2010 than the second quarter 2009 and sales for the first half of 2010 were more than double the sales in the first half of 2009. Sales for new product initiatives, including applications in the energy and medical markets, contributed to the sales growth in the first half of 2010 as well.

Engineered Material Systems generated a gross margin of $4.3 million, or 23% of sales, in the second quarter 2010 compared to a gross margin of $0.5 million, or 7% of sales, in the second quarter 2009. Gross margin was $7.3 million, or 22% of sales, in the first half of 2010, an improvement of $7.9 million over the negative gross margin of $0.6 million in the first half of 2009.

The improvement in gross margin in the second quarter and first half of 2010 over the respective periods in the prior year resulted primarily from the significant increase in sales volume. The resulting higher production volumes resulted in improved manufacturing efficiencies as well. In addition, manufacturing costs, which were significantly reduced throughout 2009 due to the low sales volumes, have not been added back proportionately with the increase in sales volume in the first half of 2010.

Total SG&A, R&D and other-net expenses of $2.2 million in the second quarter 2010 were $0.9 million higher than the second quarter 2009 while the expense total of $4.2 million in the first half of 2010 was $1.4 million higher than the first half of 2009.

After implementing significant cost reduction initiatives in 2009 due to the lower sales that year, resources have been added back in order to support the growth in sales in each of the first two quarters of 2010. Sales-related expenses, including commissions, were higher in the first half of 2010 than the first half of 2009. An increase in incentive compensation expense also contributed to the higher expense in both the second quarter and first half of 2010. Corporate charges were slightly higher in the first half of 2010 than the first half of 2009 as was net-other expense due to an increase in metal financing fees and a small loss on the disposal of obsolete equipment.

Engineered Material Systems generated a profit of $2.0 million in the second quarter 2010 compared to an operating loss of $0.8 million in the second quarter 2009. The operating profit was $3.1 million in the first half of 2010, an improvement of $6.6 million over the operating loss of $3.5 million in the first half of 2009. This improvement resulted from the margin benefit from the higher sales and other factors offset in part by an increase in expenses. Operating profit has improved each of the last five consecutive quarters.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended
	July 2, 2010	Apr. 2, 2010

Total cases pending	2	4
Total plaintiffs	6	8
Number of claims (plaintiffs) filed during period ended	1(1)	0(0)
Number of claims (plaintiffs) settled during period ended	2(2)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$20
Number of claims (plaintiffs) otherwise dismissed	1(1)	0(0)

Settlement payment and dismissal for a single case may not occur in the same period. Two cases were technically settled and dismissed in the second quarter but the settlement payment was made in the first quarter.

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

The balances recorded on the Consolidated Balance Sheets associated with beryllium litigation were as follows:

(Millions)	July 2,	Dec. 31,
Asset (liability)	2010	2009

Reserve for litigation	$(0.4)	$(0.6)
Insurance recoverable	0.1	0.3

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

Financial Position

Net cash used in operating activities was $20.7 million in the first half of 2010 as net income and the effects of depreciation were more than offset by a net increase in working capital items, primarily accounts receivable and inventory. The working capital increased in order to support and as a result of the significant increase in sales in the first half of 2010.

Cash balances totaled $16.1 million as of the end of the second quarter 2010, an increase of $3.8 million from year-end 2009.

Accounts receivable of $145.3 million as of the end of the second quarter 2010 were $61.3 million, or 73%, higher than the balance as of December 31, 2009.

The growth in receivables was predominately due to sales in the second quarter 2010 being $110.8 million higher than sales in the fourth quarter 2009. The days sales outstanding (DSO), a measure of how quickly receivables are collected, slowed down approximately 1.5 days from the end of the fourth quarter 2009 to the end of the second quarter 2010 and had a minor impact on the increase in receivables. The second quarter 2010 DSO was still within our normal historical range and the change for the year appears to be due to business mix and the timing of payments and not related to any material collection difficulties. Despite the growth in receivables and the slightly slower payments, bad debt expense in the first half of 2010 was relatively minor. We continued to aggressively monitor and manage our credit exposures in light of the volatile and uncertain economic climate.

Other receivables totaling $4.8 million as of the end of the second quarter 2010 primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. Outstanding receivables as of December 31, 2009 totaled $11.1 million, the majority of which was for reimbursement under this same contract.

Inventories were $140.3 million as of July 2, 2010, an increase of $10.2 million, or 8%, over the inventory balance as of December 31, 2009. Despite the increase in inventory value, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved as of the end of the second quarter 2010 from the year-end 2009 level as inventories have not been restocked at the same rate as the increase in sales.

Inventories within Advanced Material Technologies and Services grew approximately 8% in the first half of 2010, a portion of which is attributable to the acquisition of Academy. The inventory growth was less than the growth in sales volumes as the majority of this segment’s metal requirements are maintained through off-balance sheet financing arrangements.

Specialty Engineered Alloys’ inventory pounds on hand as of the end of the second quarter were 27% higher than year-end 2009, but this increase was also less than the growth in sales. The growth in copper pounds on hand was in consigned rather than owned pounds.

Inventories within Beryllium and Beryllium Composites and Engineered Material Systems also showed minor increases in order to support the higher business levels.

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

Prepaid expenses were $29.2 million as of the end of the second quarter 2010, an increase of $1.2 million from year-end 2009. This difference was due to the change in the fair value of derivative financial instruments, an increase in miscellaneous prepaid taxes, the timing of payments and other items.

Capital expenditures for the first half of 2010 and 2009 are summarized as follows:

	First Half
(Millions)	2010	2009

Capital expenditures	$24.8	$16.1
Mine development	7.4	0.4

Subtotal	32.2	16.5
Reimbursement for spending under government contract	14.9	10.2

Net spending	$17.3	$6.3

We have a contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The total cost of the project is estimated to be approximately $90.3 million; we will contribute land, buildings, research and development, technology and ongoing operations valued at approximately $23.2 million to the project. The DoD will reimburse us for the balance of the project cost. Reimbursements from the DoD are recorded as unearned income on the Consolidated Balance Sheets. We anticipate the facility will be completed in the second half of this year. We spent $18.2 million on this project (which is included in the $24.8 million figure in the table above) and received $14.9 million from the DoD in the first half of 2010 as our payments and the subsequent reimbursements do not necessarily occur in the same periods.

Our Utah operations are developing a new bertrandite ore mine using the open pit method. The pit should be complete in the fourth quarter 2010 with ore extraction scheduled to begin in the first quarter 2011.

The remainder of the capital spending was on isolated pieces of equipment and various infrastructure projects across the organization. The Elmore and Buffalo facilities had the highest levels of spending in the first half of 2010.

The Elmore spending included payments for a new degreaser, cranes and related equipment used in the manufacture of bulk products. In addition to small pieces of manufacturing equipment, the Buffalo spending also included amounts for a software implementation. We also invested in new equipment at Barr and Academy in the first half of 2010.

Other assets were $42.1 million at the end of the second quarter 2010, an increase of $0.1 million from year-end 2009. The increase in other assets in the first half of 2010 as a result of the fair value of intangible assets acquired with Academy was largely offset by the amortization of the existing and acquired intangibles, a reduction in the insurance recoverable account and other factors.

Other liabilities and accrued items totaled $46.0 million at the end of the second quarter 2010, an increase of $1.9 million since the end of 2009. The increase was primarily due to growth in the incentive compensation accrual as a result of the 2010 performance offset in part by a decline in the fair value of derivative financial instruments. Other accruals, including accruals for utilities and insurance, declined by more minor amounts as well.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.4 million as of July 2, 2010, unchanged from December 31, 2009. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $9.5 million as of the end of the second quarter 2010 and $9.6 million as of year-end 2009. This small decline was primarily due to a net reduction in the legal reserves in the first half of 2010.

The retirement and post-employment benefit balance totaled $78.6 million at the end of the second quarter 2010, a decline of $3.7 million from the balance at December 31, 2009. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic pension plan declined a net $2.8 million in the first six months of 2010 as a result of the contributions to the plan of $4.5 million and an adjustment to other comprehensive income, a component of shareholders’ equity, of $1.2 million offset in part by an expense of $2.9 million. The retiree medical plan liability declined $0.3 million as payments under the plan exceeded the expense in the first half of 2010.

Unearned income increased from $39.7 million as of December 31, 2009 to $54.6 million as of July 2, 2010. As previously noted, this liability represents payments received from the government for the design and construction of the new beryllium production facility. The liability will be relieved to income ratably with depreciation over the life of the facility once it is built and placed into service.

Debt totaled $120.5 million at the end of the second quarter 2010, an increase of $56.0 million from the total debt of $64.5 million at the end of 2009. The increase in debt resulted primarily from funding the acquisition of Academy, the growth in receivables and inventory and capital expenditures. The majority of the debt increase was through increased borrowings under the existing revolving line of credit and was classified as long-term on the consolidated balance sheet.

Short-term debt, which included domestic and foreign currency denominated loans, was $42.2 million as of the end of the second quarter 2010. Long-term debt was $78.3 million as of the end of the second quarter 2010, none of which was currently payable. We were in compliance with all of our debt covenants as of the end of the second quarter 2010.

Shareholders’ equity of $363.0 million at the end of the second quarter 2010 was $23.1 million higher than the balance of $339.9 million as of year-end 2009. The increase was primarily due to the comprehensive income of $20.3 million (see Note E to the Consolidated Financial Statements).

We received $0.9 million for the exercise of approximately 47,000 shares in the first half of 2010.

Equity was also affected by stock compensation expense and other factors.

Prior Year Financial Position

Net cash from operating activities was $11.7 million in the first half of 2009 as the effects of depreciation and a net reduction in working capital items more than offset the net loss. Receivables declined $13.8 million, or 16%, during the first half of 2009 as a result of the lower sales volume and an improvement in the average collection period. Inventories were $23.8 million, or 15%, lower at the end of the second quarter 2009 than year-end 2008 as a result of the markedly lower levels of business. The inventory turnover ratio was unchanged. The majority of the decline in inventory levels was in Specialty Engineered Alloys. Other liabilities and accrued items declined $14.4 million in the first quarter 2009 largely as a result of the payment of the 2008 incentive compensation to employees and to a lesser degree the change in the fair value of outstanding derivative contracts.

Total debt stood at $38.4 million at the end of the second quarter 2009, a decrease of $3.4 million from year-end 2008. The reduction resulted from the strong cash flow from operations in the second quarter 2009 coupled with the limited capital expenditures. Cash on hand of $21.0 million at the end of the second quarter was $2.5 million higher than the year-end 2008 balance.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under the off-balance sheet precious metal consigned inventory arrangements totaled $165.3 million at the end of the second quarter 2010, an increase of $66.6 million from year-end 2009 as a result of an increase in the quantities on hand in order to support the current business levels, the addition of Academy in 2010 and higher metal prices.

While our borrowings under existing lines of credit have increased during the first half of 2010, we have not entered into any new material contractual obligations, long-term debt agreements or operating leases as of July 2, 2010 from what was disclosed on page 41 of our Annual Report on Form 10-K for the year ended December 31, 2009.

We were in compliance with the covenants in our off-balance sheet arrangements as of July 2, 2010.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions, environmental remediation projects and any repurchases of our common stock.

The debt-to-debt-plus-capital ratio increased to 24.9% as of the end of the second quarter from 15.9% as of the end of 2009 as a result of using debt to fund the Academy acquisition and the increase in working capital. Typically, as business levels expand, the working capital investment increases. As growth rates slow down, our working capital levels will tend to normalize and we should generate cash flow from operations that will enable us to reduce debt.

While our debt levels have increased in 2010, the available debt capacity under existing credit lines was $135.6 million as of the end of the second quarter 2010, an increase of $89.3 million since year-end 2009. A covenant in our revolving credit agreement limits our total debt capacity to a function of the rolling twelve month earnings before interest, taxes, depreciation and amortization and certain other adjustments. In general, as our earnings improve, so does our debt capacity. There are no mandatory long-term debt repayments to be made within the next twelve months.

The cash balance of $16.1 million as of the end of the second quarter 2010 was $3.8 million higher than year-end 2009.

Our precious metal operations rely upon off-balance sheet arrangements in order to finance working capital requirements and to efficiently reduce our metal price exposure. The increase in metal prices and the expansion of our business levels in the first half of 2010 has put pressure on the available capacity under the existing metal lines. Capacity under various lines has recently been increased. As of July 2, 2010, the available and unused capacity under the metal financing lines totaled approximately $43.9 million. The bulk of these metal arrangements mature at the end of September 2010 and we are in negotiations with the metal providers to extend the maturity dates, increase the capacity and potentially amend other terms of the current agreements. None of our metal providers have indicated an unwillingness to give us the necessary extensions (with our largest metal provider currently considering a multi-year extension); however, there can be no assurance that we will reach definitive agreements to extend the maturity dates, increase the capacity or amend any other terms of our metal arrangements on commercially acceptable terms at all. Should capacity under the off-balance sheet lines become constrained, we would purchase our metal requirements financed by traditional debt to the extent we have available capacity under those existing lines.

In July 2010, our Board of Directors authorized the Company to repurchase up to 700,000 shares, or approximately 3% of our outstanding shares of common stock. The primary purpose of the repurchase program is to offset the dilution created through shares issued under our stock-based compensation plans. Any stock repurchases will be made from time to time for cash in the open market or otherwise, including without limitation, in privately negotiated transactions and round lot or block transactions on the New York Stock Exchange or pursuant to accelerated share repurchases or Rule 10b5-1 plans. The repurchase program may be suspended or discontinued at any time.

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

Outlook

Our sales order entry rate exceeded our record sales level in the first half of 2010. The strong order entry rate continued into the early portion of the third quarter 2010. While consumer electronic applications were a main driver behind the strong order pattern, we saw improved demand from many of our key markets in the second quarter. Our two recent acquisitions have also expanded our market reach and our new product development activities continue to enhance our long-term growth opportunities.

Visibility into projected business levels remains difficult given the current state of the global economy. It can also be difficult to project the timing and amounts of potential defense applications, given government budget issues and other factors. Sales in the third quarter of a given year are often adversely affected by a seasonal slow down in our European markets and the U.S. automotive market due to the model year change over. However, sales in the third quarter can benefit from the increased production schedules by manufacturers of consumer electronic products in preparation for the year-end holiday season.

In 2009, we made reductions to our cost structure due to the significant fall-off in sales at that time. We have added back some resources in order to meet the current high production requirements, but the resources have not been added back proportionately with the growth in sales. Excluding the impact of Barr and Academy, employment was still down 9% as of the end of the second quarter 2010 from year-end 2008, despite the current improved business levels and outlook. We have reversed the wage reductions that were implemented in 2009 due to our improved actual and projected profitability. Additional spending requirements may arise in the second half of 2010 as we face the challenges of a growing business with increasing complexity.

The new beryllium facility is scheduled to be completed and we expect product testing and qualification to occur in the second half of this year. Those qualification and testing efforts could increase our costs and reduce profits in those periods. However, once operational, this facility will provide a long-term source of high-quality beryllium metal.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being telecommunications and computer, aerospace and defense, medical, industrial components, data storage, automotive electronics and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2010;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the acquisitions of Barr and Academy;

•	The impact of the results of Barr and Academy on our ability to achieve fully the strategic and financial objectives related to these acquisitions, including the acquisitions being accretive to earnings in 2010;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility being constructed in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance and the impact of the Company’s stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The amount and timing of repurchases of the Company’s common stock, if any, and,

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

In the second quarter 2010, the Company implemented SAP (an information technology system for accounting, sales and manufacturing) at one of its domestic facilities. SAP was implemented in part to improve internal control over financial reporting at this facility. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. SAP had previously been implemented at a significant number of the Company’s other facilities. The Company continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Except as set forth above, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of July 2, 2010, our subsidiary, Brush Wellman Inc., was a defendant in two proceedings in state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, beryllium sensitization or chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the second quarter of 2010, the number of beryllium cases decreased from four cases (involving eight plaintiffs) as of April 2, 2010, to two cases (involving six plaintiffs) as of July 2, 2010. Two cases (involving two plaintiffs) were settled and dismissed during the quarter. The earlier dismissal of one case, a purported class action, as discussed more fully below, was affirmed by the court of appeals. One case (involving one plaintiff) was filed during the quarter.

The two pending beryllium cases as of July 2, 2010 involve four plaintiffs, plus two spouses with consortium claims. The Company has some insurance coverage, subject to an annual deductible.

The purported class action was Gary Anthony v. Small Tube Manufacturing Corporation d/b/a Small Tube Products Corporation, Inc., et al., filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, case number 000525, on September 7, 2006. The case was removed to the U.S. District Court for the Eastern District of Pennsylvania, case number 06-CV-4419, on October 4, 2006. The only named plaintiff was Gary Anthony. The defendants were Small Tube Manufacturing Corporation, d/b/a Small Tube Products Corporation, Inc.; Admiral Metals Inc.; Tube Methods, Inc.; and Cabot Corporation. The plaintiff purported to sue on behalf of a class of current and former employees of the U.S. Gauge facility in Sellersville, Pennsylvania who had ever been exposed to beryllium for a period of at least one month while employed at U.S. Gauge. The plaintiff brought claims for negligence. Plaintiff sought the establishment of a medical monitoring trust fund, cost of publication of approved guidelines and procedures for medical monitoring of the class, attorneys’ fees and expenses. Defendant Tube Methods, Inc. filed a third-party complaint against Brush Wellman Inc. in that action on November 15, 2006. Tube Methods alleged that Brush supplied beryllium-containing products to U.S. Gauge, and that Tube Methods worked on those products, but that Brush was liable to Tube Methods for indemnification and contribution. Brush moved to dismiss the Tube Methods complaint on December 22, 2006. On January 12, 2007, Tube Methods filed an amended third-party complaint, which Brush moved to dismiss on January 26, 2007; however, the court denied the motion on September 28, 2007. Brush filed its answer to the amended third-party complaint on October 19, 2007. On February 29, 2008, Brush filed a motion for summary judgment based on plaintiff’s lack of any substantially increased risk of CBD. On September 30, 2008, the court granted the motion for summary judgment in favor of all of the defendants and dismissed plaintiff’s class action complaint. On October 29, 2008, plaintiff filed a notice of appeal. The Court of Appeals granted a motion to stay the appeal due to the bankruptcy of one of the appellees, Millennium Petrochemicals. On April 3, 2009, Small Tube Manufacturing filed a motion for relief in bankruptcy court from the automatic stay, asking that the bankruptcy court modify the stay to allow Small Tube Manufacturing’s indemnification claim against Millennium Petrochemicals and the Anthony case to proceed to final judgment, including all appeals. On May 14, 2009, the bankruptcy court approved a stipulation and order modifying the automatic stay to permit Millennium Petrochemicals and Small Tube Manufacturing to participate in the appeal. On May 27, 2009, Small Tube Manufacturing filed an unopposed motion with the Court of Appeals to lift the stay, which the court granted on June 22, 2009. On July 29, 2009, the Company and the other appellees filed their brief in the Court of Appeals. The Court heard oral argument on January 11, 2010. On June 7, 2010, the Court affirmed the trial court’s ruling.

Item 4.	Reserved

Item 5.	Other Information

Item 6.	Exhibits

4.1	Third Amendment to the Credit Agreement dated May 7, 2010, among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase Bank N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 1-15885) filed on May 12, 2010), incorporated herein by reference.
10.1	Fifth Amendment to the Second Amended and Restated Precious Metals Agreement dated April 30, 2010, among Brush Engineered Materials Inc. and other borrowers and The Bank of Nova Scotia.
10.2	Sixth Amendment to the Second Amended and Restated Precious Metals Agreement dated June 9, 2010, among Brush Engineered Materials Inc. and other borrowers and The Bank of Nova Scotia, (filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 1-15885) filed on June 9, 2010), incorporated herein by reference.
10.3	Amendment No. 2 to the Consignment Agreement dated June 11, 2010 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., (filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 1-15885) filed on June 14, 2010), incorporated herein by reference.
11	Statement regarding computation of per share earnings
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Dated: August 9, 2010