Form 10-Q
period 2010-10-01
BRUSH ENGINEERED MATERIALS INC
filed 2010-11-05
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

As of October 29, 2010 there were 20,207,452 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

BRUSH ENGINEERED MATERIALS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Brush Engineered Materials Inc. and its subsidiaries for the third quarter and nine months ended October 1, 2010 are as follows:

Consolidated Statements of Income and Loss Third quarter and nine months ended October 1, 2010 and October 2, 2009	2
Consolidated Balance Sheets — October 1, 2010 and December 31, 2009	3
Consolidated Statements of Cash Flows — Nine months ended October 1, 2010 and October 2, 2009	4
EX-11
EX-31.1
EX-31.2
EX-32.1

Consolidated Statements of Income and Loss
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Thousands, except per share amounts)	2010	2009	2010	2009

Net sales	$325,309	$190,538	$946,337	$500,032
Cost of sales	267,095	165,347	782,956	438,104

Gross margin	58,214	25,191	163,381	61,928
Selling, general and administrative expense	31,621	21,468	92,571	64,707
Research and development expense	1,742	1,720	5,226	4,940
Other-net	3,928	2,554	10,958	5,784

Operating profit (loss)	20,923	(551)	54,626	(13,503)
Interest expense — net	835	221	2,145	819

Income (loss) before income taxes	20,088	(772)	52,481	(14,322)
Income tax expense (benefit)	6,730	(898)	18,683	(5,518)

Net income (loss)	$13,358	$126	$33,798	$(8,804)

Net income (loss) per share of common stock — basic	$0.66	$0.01	$1.67	$(0.44)
Weighted-average number of common shares outstanding — basic	20,273	20,215	20,284	20,178
Net income (loss) per share of common stock — diluted	$0.65	$0.01	$1.65	$(0.44)
Weighted-average number of common shares outstanding — diluted	20,553	20,421	20,540	20,178

See notes to consolidated financial statements.

Consolidated Balance Sheets
(Unaudited)

	Oct. 1,	Dec. 31,
(Dollars in thousands)	2010	2009

Assets
Current assets
Cash and cash equivalents	$15,424	$12,253
Accounts receivable	133,552	83,997
Other receivables	834	11,056
Inventories	152,292	130,098
Prepaid expenses	31,777	28,020
Deferred income taxes	7,526	14,752

Total current assets	341,405	280,176
Related-party notes receivable	90	90
Long-term deferred income taxes	2,403	4,873
Property, plant and equipment — cost	727,727	665,361
Less allowances for depreciation, depletion and amortization	(457,561)	(437,595)

Property, plant and equipment — net	270,166	227,766
Other assets	40,606	42,014
Goodwill	70,479	67,034

Total assets	$725,149	$621,953

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$39,816	$56,148
Accounts payable	37,435	36,573
Other liabilities and accrued items	55,912	44,082
Unearned revenue	840	432
Income taxes	3,362	2,459

Total current liabilities	137,365	139,694
Other long-term liabilities	18,796	9,579
Retirement and post-employment benefits	73,294	82,354
Unearned income	57,538	39,697
Long-term income taxes	2,329	2,329
Deferred income taxes	2,064	136
Long-term debt	58,305	8,305
Shareholders’ equity	375,458	339,859

Total liabilities and shareholders’ equity	$725,149	$621,953

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Oct. 1,	Oct. 2,
(Dollars in thousands)	2010	2009

Net income (loss)	$33,798	$(8,804)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	25,778	21,635
Amortization of mine costs	—	2,620
Amortization of deferred financing costs in interest expense	419	313
Derivative financial instrument ineffectiveness	598	—
Stock-based compensation expense	3,034	2,555
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(44,621)	9,115
Decrease (increase) in other receivables	10,222	1,072
Decrease (increase) in inventory	(20,971)	27,410
Decrease (increase) in prepaid and other current assets	(3,791)	2,048
Decrease (increase) in deferred income taxes	11,827	(4,798)
Increase (decrease) in accounts payable and accrued expenses	7,954	(16,462)
Increase (decrease) in unearned revenue	406	19
Increase (decrease) in interest and taxes payable	751	(637)
Increase (decrease) in long-term liabilities	(8,991)	(17,450)
Other — net	(1,591)	2,528

Net cash provided from operating activities	14,822	21,164
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(33,813)	(26,694)
Payments for mine development	(11,066)	(460)
Reimbursements for capital equipment under government contracts	17,840	15,440
Payments for purchase of business net of cash received	(20,605)	—
Proceeds from transfer of acquired inventory to consignment line	5,667	—
Proceeds from sale of property, plant and equipment	83	—
Other investments — net	14	1,321

Net cash used in investing activities	(41,880)	(10,393)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(16,457)	(2,337)
Proceeds from issuance of long-term debt	80,000	7,700
Repayment of long-term debt	(30,000)	(8,000)
Principal payments under capital lease obligations	(566)	(127)
Repurchase of common stock	(3,527)	—
Issuance of common stock under stock option plans	876	444
Tax benefit from exercise of stock options	173	47

Net cash provided from (used in) financing activities	30,499	(2,273)
Effects of exchange rate changes	(270)	(135)

Net change in cash and cash equivalents	3,171	8,363
Cash and cash equivalents at beginning of period	12,253	18,546

Cash and cash equivalents at end of period	$15,424	$26,909

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 1, 2010 and December 31, 2009 and the results of operations for the third quarter and nine months ended October 1, 2010 and October 2, 2009. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2010 consolidated financial statement presentation.

Note B —	Inventories

	Oct. 1,	Dec. 31,
(Dollars in thousands)	2010	2009

Principally average cost:
Raw materials and supplies	$43,618	$38,740
Work in process	132,963	119,698
Finished goods	50,288	38,950

Gross inventories	226,869	197,388
Excess of average cost over LIFO inventory value	74,577	67,290

Net inventories	$152,292	$130,098

Note C —	Pensions and Other Post-retirement Benefits

The following is a summary of the third quarter and first nine months 2010 and 2009 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$1,244	$1,067	$68	$72
Interest cost	2,156	2,164	434	482
Expected return on plan assets	(2,536)	(2,445)	—	—
Amortization of prior service cost	(132)	(135)	(9)	(9)
Amortization of net loss	711	375	—	—

Net periodic benefit cost	$1,443	$1,026	$493	$545

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$3,732	$3,249	$205	$217
Interest cost	6,468	6,321	1,303	1,446
Expected return on plan assets	(7,608)	(7,061)	—	—
Amortization of prior service cost	(398)	(414)	(27)	(27)
Amortization of net loss	2,133	1,184	—	—
Curtailment gain	—	(1,069)	—	—

Net periodic benefit cost	$4,327	$2,210	$1,481	$1,636

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

The Company made contributions to the domestic defined benefit pension plan of $11.7 million in the first nine months of 2010.

Note D —	Contingencies

Brush Wellman Inc., one of the Company’s wholly owned subsidiaries, is a defendant in various legal proceedings where the plaintiffs allege that they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Management believes that the Company has substantial defenses and intends to defend these suits vigorously. The Company has recorded a reserve for CBD litigation of $0.4 million as of October 1, 2010 and $0.6 million as of December 31, 2009. This reserve covers existing claims only and unasserted claims could give rise to additional losses. Defense costs are expensed as incurred. Final resolution of the asserted claims may be for different amounts than currently reserved. Two cases were settled for an aggregate cost of less than $0.1 million in the first nine months of 2010.

One of the two outstanding CBD cases as of October 1, 2010 was a third-party claim where the alleged exposure occurred prior to December 31, 2007 and therefore, the indemnity, if any, and the defense costs are covered by insurance subject to an annual deductible of $1.0 million. Incurred costs were below the deductible in the first nine months of 2010. The plaintiff in the other outstanding case, which was filed in the second quarter 2010, alleges exposure occurred after December 31, 2007.

Williams Advanced Materials Inc. (WAM), one of the Company’s wholly owned subsidiaries, was a defendant in an ongoing patent infringement legal case. In response, WAM had filed various counter-claims against the plaintiff. In early April 2010, WAM and the plaintiff agreed to dismiss all claims against each other. No indemnity payments were made by either party.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon on-going studies and the difference between actual and estimated costs. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.6 million as of October 1, 2010, unchanged from December 31, 2009. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income (loss) and comprehensive income (loss) for the third quarter and first nine months ended October 1, 2010 and October 2, 2009 is as follows:

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Dollars in thousands)	2010	2009	2010	2009

Net income (loss)	$13,358	$126	$33,798	$(8,804)
Cumulative translation adjustment	3,040	1,517	1,694	391
Change in the fair value of derivative financial instruments, net of tax	(1,831)	(239)	(1,384)	101
Pension and other retirement plan liability adjustments, net of tax	374	151	1,122	2,277

Comprehensive income (loss)	$14,941	$1,555	$35,230	$(6,035)

Note F —	Segment Reporting

	Advanced
	Material	Specialty	Beryllium	Engineered
	Technologies	Engineered	and Beryllium	Material		All
(Dollars in thousands)	and Services	Alloys	Composites	Systems	Subtotal	Other	Total

Third Quarter 2010
Sales to external customers	$214,825	$75,680	$17,010	$17,748	$325,263	$46	$325,309
Intersegment sales	1,171	319	54	911	2,455	—	2,455
Operating profit (loss)	8,961	8,671	4,153	1,738	23,523	(2,600)	20,923
Third Quarter 2009
Sales to external customers	$127,912	$42,931	$10,171	$9,524	$190,538	$—	$190,538
Intersegment sales	155	2,621	63	409	3,248	—	3,248
Operating profit (loss)	8,534	(6,308)	(472)	95	1,849	(2,400)	(551)
First Nine Months 2010
Sales to external customers	$631,732	$216,920	$45,843	$51,623	$946,118	$219	$946,337
Intersegment sales	2,032	7,003	231	2,222	11,488	—	11,488
Operating profit (loss)	26,672	20,509	8,384	4,812	60,377	(5,751)	54,626
Assets	322,208	221,464	121,253	25,443	690,368	34,781	725,149
First Nine Months 2009
Sales to external customers	$320,256	$121,063	$36,285	$22,428	$500,032	$—	$500,032
Intersegment sales	330	3,896	141	952	5,319	—	5,319
Operating profit (loss)	17,629	(26,501)	2,387	(3,355)	(9,840)	(3,663)	(13,503)
Assets	213,961	202,367	66,447	19,892	502,667	62,708	565,375

Note G —	Stock-based Compensation Expense

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

Total stock-based compensation expense for the above and previously existing awards and plans was $1.0 million in the third quarter 2010 and $0.9 million in the third quarter 2009. For the first nine months of the year, stock-based compensation expense was $3.0 million in 2010 and $2.6 million in 2009.

The Company received $0.9 million for the exercise of approximately 49,000 shares in the first nine months of 2010 and $0.4 million for the exercise of approximately 28,000 shares in the first nine months of 2009.

Note H —	Other-net

Other-net expense for the third quarter and first nine months of 2010 and 2009 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
Income (Expense)	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Dollars in thousands)	2010	2009	2010	2009

Exchange/translation gain (loss)	$38	$(591)	$(269)	$(31)
Amortization of intangible assets	(1,556)	(887)	(4,607)	(2,593)
Metal financing fees	(2,299)	(825)	(4,738)	(2,403)
Derivative ineffectiveness	(108)	—	(597)	—
Other items	(3)	(251)	(747)	(757)

Total	$(3,928)	$(2,554)	$(10,958)	$(5,784)

Note I —	Income Taxes

The tax expense of $6.7 million in the third quarter 2010 was calculated by applying an effective rate of 33.5% against income before income taxes of $20.1 million while the tax expense of $18.7 million in the first nine months of 2010 was calculated by applying a rate of 35.6% against income before income taxes of $52.5 million. The differences between the statutory and effective rates in the third quarter and first nine months of 2010 were due to the impact of percentage depletion, foreign source income and deductions, the production deduction, executive compensation and other factors.

The tax expense in the third quarter included $0.3 million of expense for discrete items to record adjustments to the final 2009 federal tax return and other matters. The tax expense for the first nine months of 2010 also included a discrete item of $1.4 million for the reduction in a deferred tax asset recorded in the first quarter 2010. The asset was reduced as a result of the newly enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This new legislation eliminates the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy program beginning in 2013.

The tax benefit of $0.9 million in the third quarter 2009 was calculated by applying a rate of 116.3% against the loss before income taxes of $0.8 million while the tax benefit in the first nine months of the year of $5.5 million was calculated by applying a rate of 38.5% against the loss before income taxes of $14.3 million in that period. The impact of percentage depletion, foreign source income and deductions and other factors were major causes of the differences between the effective and statutory tax rates in the third quarter and first nine months of 2009. Discrete events, including the reversal of a tax reserve as a result of the completion of an audit and the final adjustment to the 2008 tax returns, provided a net tax benefit of $1.0 million in the third quarter 2009.

The effective tax rate in the third quarter 2010 was slightly lower than the effective tax rate for the first half of 2010. The change in the rate had an immaterial impact on the tax expense and net income in the third quarter 2010.

Note J —	Acquisition

On January 5, 2010, the Company acquired the outstanding stock of Academy Corporation of Albuquerque, New Mexico for $21.0 million in cash. Academy provides precious and non-precious metals and refining services for a variety of applications, including architectural glass, solar energy, medical and electronics. Major product forms include sputtering targets, sheet, fine wire, rod and powder. Academy employs approximately 150 people at its four leased facilities.

The Company financed the acquisition with a combination of cash on hand and borrowing under the $240.0 million revolving credit agreement. The $21.0 million purchase price is net of $1.7 million the Company received back from the seller in the second quarter 2010 as a result of the resolution of working capital valuation adjustments in accordance with the purchase agreement. Additional funds remain in escrow pending finalization of various other matters as detailed in the purchase agreement. Immediately after the purchase, the Company transferred Academy’s precious metal inventory to a financial institution for its fair value of $5.7 million and consigned it back under the existing consignment lines.

Academy’s results are included in the Company’s financial statements since the acquisition date and are reported as part of the Advanced Material Technologies and Services segment. Academy had sales of $129.2 million and generated income before income taxes of $1.2 million in the first nine months of 2010. The purchase price allocation is preliminary in that the Company has not yet completed its appraisal of the acquired tangible and intangible assets nor have the acquired deferred taxes been valued. A condensed balance sheet depicting the preliminary amounts assigned to the acquired assets and liabilities as of the acquisition date is as follows:

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

Assuming that the Academy acquisition occurred on January 1, 2009, the pro forma effect on selected line items from the Company’s Consolidated Statement of Income and Loss are as follows:

	Pro Forma Results
	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Sales	$325,309	$229,967	$946,337	$622,869
Income (loss) before income taxes	20,088	(374)	52,481	(13,726)
Net income (loss)	13,358	385	33,798	(8,416)
Diluted earnings per share	$0.65	$0.02	$1.65	$(0.42)

Note K —	Fair Value of Financial Instruments

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of October 1, 2010:

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investments	$636	$636	$—	$—

Total	$636	$636	$—	$—

Financial Liabilities
Directors’ deferred compensation liability	$636	$636	$—	$—
Foreign currency forward contracts	2,015	—	2,015	—

Total	$2,651	$636	$2,015	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forwards are valued through models that utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of October 1, 2010.

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

The Company may also use forward contracts to hedge its precious metal exposures. The Company maintains the majority of its precious metals used in production on a consignment basis. The metal is purchased out of consignment when it is shipped to the customer and the purchase price forms the basis for the price to be charged to the customer. This allows for changes in the market prices of the precious metals in either direction to be passed through to the customer and reduces the impact changes in prices could have on the Company’s margins and operating profit. However, in certain circumstances, the Company may elect to purchase precious metals to meet a portion of its production requirements. The Company may then hedge the price exposure on this inventory by securing a forward contract. The gain or loss on the forward contract from movements in the market price will generally offset the gain or loss on the disposition of the metal. The use of precious metal derivative contracts is also governed by policies approved by the Board of Directors and monitored by a group of senior financial managers.

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

The outstanding foreign currency forward contracts had a notional value of $47.1 million and a net fair value of ($2.0) million as of October 1, 2010. The fair value was recorded in other liabilities and accrued items. All of these contracts were designated as and are effective as cash flow hedges. There was no ineffectiveness associated with the outstanding foreign currency derivatives. There were no gold hedge contracts outstanding as of the end of the third quarter 2010.

A summary of the hedging relationships of the outstanding derivative financial instruments as of October 1, 2010 and October 2, 2009 and the amounts transferred into income for the third quarter and first nine months then ended follows. All of the derivatives in the table were designated as cash flow hedges.

	Effective Portion of Hedge			Ineffective Portion of Hedge
	Recognized	Reclassified From OCI		Recognized in Income on
(Dollars in thousands)	in OCI at	Into Income During Period		Derivative During Period
Gain (loss)	End of Period	Location	Amount	Location	Amount

Third Quarter 2010
Foreign currency contracts
Forward contracts	$(2,015)	Other-net	$453	Other-net	$—
Options (collars)	—	Other-net	—	Other-net	—

Total	(2,015)		453		—
Precious metal forward contracts	—	Cost of sales	—	Cost of sales	—

Total	$(2,015)		$453		$—

Third Quarter 2009
Foreign currency contracts
Forward contracts	$(1,024)	Other-net	$(408)	Other-net	$—
Options (collars)	—	Other-net	—	Other-net	—

Total	(1,024)		(408)		—
Precious metal forward contracts	16	Cost of sales	249	Cost of sales	—

Total	$(1,008)		$(159)		$—

First Nine Months 2010
Foreign currency contracts
Forward contracts		Other-net	$841	Other-net	$—
Options (collars)		Other-net	—	Other-net	—

Total			841		—
Precious metal forward contracts		Cost of sales	—	Cost of sales	—

Total			$841		$—

	Effective Portion of Hedge			Ineffective Portion of Hedge
	Recognized	Reclassified From OCI		Recognized in Income on
(Dollars in thousands)	in OCI at	Into Income During Period		Derivative During Period
Gain (loss)	End of Period	Location	Amount	Location	Amount

First Nine Months 2009
Foreign currency contracts
Forward contracts		Other-net	$(141)	Other-net	$—
Options (collars)		Other-net	212	Other-net	—

Total			71		—
Precious metal forward contracts		Cost of sales	249	Cost of sales	—

Total			$320		$—

The Company expects to relieve the entire balance from OCI and credit other-net on the Consolidated Statement of Income and Loss in the twelve month period beginning October 2, 2010.

The Company secured a debt obligation with an embedded copper derivative in October 2009. The derivative provided an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative did not qualify as a hedge for accounting purposes and changes in its fair value were charged against income in the current period. In the first quarter 2010, the Company secured forward contracts to reduce the variability of the charges against income due to movements in the derivative’s fair value. The net ineffectiveness on the embedded derivative and the forward contracts was $0.1 million in the third quarter 2010 and $0.6 million in the first nine months of 2010. The net ineffectiveness was recorded in other-net on the Consolidated Statement of Income and Loss. The forward contracts and embedded copper derivative matured prior to the end of the third quarter 2010.

During the third quarter 2010, the Company secured a forward contract to sell a specified quantity of gold. The contract served as an economic hedge of gold purchased and held in inventory for use in manufacturing products for sale in the normal course of business. No hedge designation was assigned to the contract. The contract matured in the third quarter 2010 and resulted in an immaterial gain of less than $0.1 million that was recorded in cost of sales on the Consolidated Statement of Income and Loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated producer of high performance advanced engineered materials used in a variety of electrical, electronic, thermal and structural applications. Our products are sold into numerous markets, including consumer electronics, defense and science, industrial components and commercial aerospace, automotive electronics, telecommunications infrastructure, energy, medical and appliance.

Sales were $325.3 million in the third quarter 2010, a 71% improvement over the third quarter 2009, as shipment levels to the majority of our key markets continued to be strong. Sales of $946.3 million in the first three quarters of 2010 were 89% higher than sales in the comparable period in 2009. Overall demand has improved from the weak economic conditions in 2009 and the order entry rate has outpaced sales over the first three quarters of 2010. In addition to the improved demand, the sales growth resulted from two acquisitions, higher metal prices and other factors.

In the first quarter 2010, we acquired all of the outstanding capital stock of Academy Corporation (Academy) for an adjusted purchase price of $21.0 million in cash. This transaction followed our acquisition of Barr Associates, Inc. (Barr) in the fourth quarter 2009 for $55.2 million in cash. Both acquisitions were accretive to earnings in the first three quarters of 2010.

Gross margin of $58.2 million in the third quarter 2010 improved $33.0 million over the margin generated in the third quarter 2009 primarily as a result of the increased sales volume and improved manufacturing efficiencies. Cost containment programs implemented in 2009 as a result of the downturn in sales in that year also provided a benefit to margins and operating profit as costs have not increased proportionately with the increase in sales.

Operating profit was $20.9 million in the third quarter 2010 compared to an operating loss of $0.6 million in the third quarter 2009. For the first nine months of the year, operating profit has improved $68.1 million in 2010 over 2009.

The sales and profitability in the third quarter 2010 were very similar to the sales and profitability in the second quarter 2010 as we have put two very solid quarters together back to back.

Debt levels, after increasing in the first half of the year to fund the Academy acquisition and a growth in working capital, declined $22.4 million in the third quarter. The debt-to-debt-plus-capital improved accordingly in the quarter as well.

Results of Operations

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Millions, except per share data)	2010	2009	2010	2009

Sales	$325.3	$190.5	$946.3	$500.0
Operating profit (loss)	20.9	(0.6)	54.6	(13.5)
Income (loss) before income taxes	20.1	(0.8)	52.5	(14.3)
Net income (loss)	13.4	0.1	33.8	(8.8)
Diluted earnings per share	$0.65	$0.01	$1.65	$(0.44)

Sales of $325.3 million in the third quarter 2010 grew $134.8 million, or 71%, from sales of $190.5 million in the third quarter 2009. For the first nine months of the year, sales of $946.3 million in 2010 were 89% higher than sales of $500.0 million in 2009.

Sales from Barr and Academy, which were acquired subsequent to the third quarter 2009, accounted for approximately 41% of the sales growth in the third quarter 2010 over the third quarter 2009 and 37% of the sales growth in the first nine months of 2010 over the first nine months of 2009. A significant portion of Academy’s sales is a precious metal pass-through.

Demand from the majority of our key markets improved in the third quarter and first nine months of 2010 compared to the low levels experienced throughout 2009. Improved demand from the consumer electronic applications, including handsets and other wireless devices, was a main driver for our increased sales during the first nine months of 2010. Defense sales from portions of our business also improved in the third quarter 2010. Within the energy market, shipments for oil and gas applications have increased in the first nine months of 2010. Automotive electronic and commercial aerospace shipments have been solid as well.

Demand had fallen significantly across many of our key markets in the first quarter 2009 as a result of the global economic crisis. We believe that the demand for our products fell further than the decline in end-use consumer spending due to excess inventories in the downstream supply chain at that time. While it appears that the growth in demand since the first quarter 2009 was driven largely by improved market and global economic conditions, a portion of our sales growth in 2010 may have been due to a replenishment of inventories in the supply chain that were drawn down throughout 2009.

We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. The prices for these metals on average were higher throughout the first three quarters of 2010 than the first three quarters of 2009 resulting in an estimated $28.9 million increase in sales in the third quarter 2010 and an estimated $77.0 million increase in sales in the first three quarters of 2010 over the comparable periods of 2009.

Domestic sales grew 91% in the third quarter 2010 and 105% in the first nine months of 2010 from the comparable periods in 2009. Domestic sales include the majority of the sales from the two acquisitions as well as the majority of the impact of the metal price increase between periods. International sales, which are included in all four reportable segments, increased 38% in the third quarter 2010 and 60% in the first three quarters of 2010 over the same periods in 2009. International sales were 30% of total sales in the first three quarters of 2010 and 35% of sales in the first three quarters of 2009. The majority of the international sales growth in the third quarter 2010 over the third quarter 2009 was in Europe. For the first nine months of 2010, sales to Asia and Europe have both grown at double digit rates.

The sales order entry rate exceeded sales by 4% in the third quarter 2010 as the order entry rate has been higher than sales for five consecutive quarters. The order entry rate in the third quarter 2010 was 3% lower than the record high order level in the second quarter 2010. This slight softening may be due to some seasonal factors as well as adjustments to downstream inventory positions.

Gross margin was $58.2 million, or 18% of sales, in the third quarter 2010 compared to $25.2 million, or 13% of sales, in the third quarter 2009. For the first nine months of the year, gross margin was $163.4 million, or 17% of sales, in 2010 and $61.9 million, or 12% of sales, in 2009.

The improvement in gross margin dollars in the third quarter and first nine months of 2010 over the comparable periods in 2009 was mainly due to the higher sales volume. The associated production volumes were also higher, generally leading to increased manufacturing efficiencies and machine utilization rates, which in turn improved margins. Defense sales, which typically generate higher margins, increased in the third quarter 2010. Improved pricing in portions of the business also added to the margin growth in the third quarter and first nine months of 2010.

After reducing costs last year due to the significant decline in sales at that time, some resources have been added back in order to support the current higher level of production activity. While manufacturing overhead costs were 5% higher in the third quarter 2010 than in the third quarter 2009, costs have not increased proportionately with the increased sales volume.

The comparison of gross margin between the first nine months of 2010 and 2009 was affected by a $0.8 million lower of cost or market charge recorded in the first quarter of 2009 and a $0.2 million lower of cost or market charge in the third quarter 2010.

The gross margin as a percent of sales in the third quarter and first nine months of 2010, while higher than the comparable periods in 2009, was unfavorably affected by the increased metal pass-through in sales as a result of the Academy acquisition and higher metal prices in the first nine months of 2010.

In the first quarter 2009, we determined that the domestic defined benefit pension plan was curtailed due to a significant reduction in force and, as a result of the curtailment and the associated remeasurement, we recorded a $1.1 million one-time benefit in that period, $0.8 million of which was recorded against cost of sales and the balance against selling, general and administrative expenses on the Consolidated Statement of Income and Loss. In addition to the one-time benefit recorded in the first quarter 2009, the expense comparison between 2010 and 2009 was affected by an increase of $0.3 million in the ongoing quarterly expense associated with the domestic pension plan due to changes in plan assumptions and performance and other factors.

Selling, general and administrative (SG&A) expenses totaled $31.6 million in the third quarter 2010 compared to $21.5 million in the third quarter 2009. SG&A expenses of $92.6 million (10% of sales) in the first nine months of 2010 were $27.9 million higher than the expenses of $64.7 million (13% of sales) in the first nine months of 2009. The increased dollar amount of SG&A expenses in the third quarter and first nine months of the year was primarily due to the impact of the expenses incurred by Barr and Academy, incentive compensation expense, higher operating levels and other factors.

The expenses incurred by Barr and Academy accounted for 33% of the increase in the third quarter and 39% of the increase in the first nine months of the year.

Incentive compensation expense under cash-based plans was $4.0 million higher in the third quarter 2010 than third quarter 2009 and $10.7 million higher in the first nine months of 2010 than the first nine months of 2009 due to the improved levels of profitability in the current year relative to the plan targets. Share-based compensation expense was up $0.1 million in the third quarter 2010 from the third quarter 2009 and was $0.5 million higher in the first three quarters of 2010 than in the first three quarters of 2009.

Various cost reduction activities, including manpower reductions, were implemented in 2009 as a result of the operating losses in that year. Some resources, but not all, have been added back in the first nine months of 2010 in order to support the significant sales growth and further develop growth opportunities. Various sales-related expenses, such as commissions, were also higher at various business units throughout the first nine months of 2010.

The expense for a supplemental retirement plan was $0.2 million higher in the third quarter and $0.5 million higher in the first nine months of 2010 than the same periods in 2009.

Research and development (R&D) expenses of $1.7 million in the third quarter 2010 were unchanged from the third quarter 2009, while the expense for the first nine months of 2010 of $5.2 million was $0.3 million higher than the expense for the first nine months of 2009. We continued our investment in process and product improvement efforts during the first nine months of 2010 in order to enhance long-term growth opportunities.

Other-net expense was $3.9 million in the third quarter 2010 and $2.6 million in the third quarter 2009. For the first nine months of the year, other-net expense was $11.0 million in 2010 and $5.8 million in 2009. See Note H to the Consolidated Financial Statements for details of the major components within other-net expense.

The amortization of intangible assets increased $0.7 million in the third quarter 2010 and $2.0 million in the first nine months of 2010 over the comparable periods in 2009 due to the amortization of the intangible assets acquired with Barr in the fourth quarter 2009 and the estimated amortization on the intangible assets acquired with Academy in the first quarter 2010.

The metal financing fees were $1.5 million higher in the third quarter 2010 and $2.3 million higher in the first nine months of 2010 than the respective periods in 2009 as a result of an increase in the quantity of the metal on hand, higher metal prices, a one-time fee for renegotiating the lines and the inclusion of copper under the consignment lines.

Derivative ineffectiveness was an expense of $0.1 million in the third quarter 2010 and $0.6 million in the first nine months of 2010. There was no ineffectiveness expense in the first nine months of 2009.

Other-net expense also includes foreign currency exchange and translation gains and losses, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items.

Operating profit was $20.9 million in the third quarter 2010 and $54.6 million in the first nine months of 2010. In 2009, we generated an operating loss of $0.6 million in the third quarter and $13.5 million in the first nine months of the year. The improved profitability in both the third quarter and first nine months of 2010 was driven primarily by the margin benefits from the significant increase in sales and other factors. While certain expenses have increased, various cost containment programs implemented in 2009 still had a positive impact on profitability in the third quarter and first nine months of 2010.

Interest expense — net was $0.8 million in the third quarter 2010 versus $0.2 million in the third quarter 2009, while for the first nine months of the year, the net expense was $2.1 million in 2010 and $0.8 million in 2009. The higher expense in both the third quarter and first nine months of 2010 was primarily due to the higher levels of debt outstanding, the effect of which was partially offset by a lower average borrowing rate.

The Income (loss) before income taxes and the Income tax expense (benefit) for the third quarter and first nine months of 2010 and 2009 were as follows:

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Dollars in millions)	2010	2009	2010	2009

Income (loss) before income taxes	$20.1	$(0.8)	$52.5	$(14.3)
Income tax expense (benefit)	6.7	(0.9)	18.7	(5.5)
Effective tax rate	33.5%	(116.3)%	35.6%	(38.5%)

The effects of percentage depletion, foreign source income, the production deduction, executive officer compensation and other items were major factors for the difference between the effective and statutory rates in the third quarter and first nine months of 2010. The tax expense in the third quarter 2010 included unfavorable discrete events totaling $0.3 million.

The tax expense of $18.7 million in the first nine months of 2010 also included a discrete item of $1.4 million recorded in the first quarter 2010 for the reduction of a deferred tax asset as a result of the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. Beginning in 2013, we will no longer be able to claim an income tax deduction for prescription drug benefits provided to our retirees and reimbursed under the Medicare Part D retiree drug subsidy program. While this tax increase does not take effect until 2013, accounting standards require that the carrying value of a deferred tax asset be adjusted in the period in which legislation changing the applicable tax law is enacted.

The difference between the effective and statutory rates in the third quarter and first nine months of 2009 was due to the effects of percentage depletion, foreign source income and other items. Discrete events provided a net tax benefit of $1.0 million in the third quarter 2009.

Net income was $13.4 million (or $0.65 per share, diluted) in the third quarter 2010 compared to a net income of $0.1 million (or $0.01 per share, diluted) in the third quarter 2009. For the first nine months of the year, we generated a net income of $33.8 million (or $1.65 per share, diluted) in 2010 and a net loss of $8.8 million (or $0.44 per share, diluted) in 2009.

Segment Results

We have four reportable segments. The results for BEM Services, Inc., a wholly owned subsidiary that provides administrative and financial services on a cost-plus basis to other units within the organization, and other corporate costs are included in the All Other column of our segment reporting. See Note F to the Consolidated Financial Statements.

The operating loss within All Other was $0.2 million higher in the third quarter 2010 than the third quarter 2009 and $2.1 million higher in the first nine months of 2010 than the first nine months of 2009. The comparison between the first nine months of the two years was affected by the one-time $1.1 million pension curtailment gain recorded in the first quarter 2009 and the $0.6 million of derivative ineffectiveness expense recorded in 2010. Incentive compensation, retirement plan costs and other corporate administrative costs were higher in the third quarter and first nine months of 2010. These increases were partially offset by an increase in corporate charges to the segments in both the third quarter and first nine months of 2010.

The operating profit for each of the four reportable segments improved in the third quarter and first nine months of 2010 over the respective periods in the prior year with Specialty Engineered Alloys showing the largest improvement in both the third quarter and first nine month period of the year.

Advanced Material Technologies and Services

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Millions)	2010	2009	2010	2009

Sales	$214.8	$127.9	$631.7	$320.3
Operating profit	9.0	8.5	26.7	17.6

Advanced Material Technologies and Services manufactures precious, non-precious and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, ultra-fine wire, advanced chemicals, optics, performance coatings and microelectronic packages. These products are used in wireless, semiconductor, photonic, hybrid and other microelectronic applications within the consumer electronics and telecommunications infrastructure markets. Other key markets for these products include medical, defense and science, energy and industrial components. Advanced Material Technologies and Services also has metal cleaning operations and in-house refineries that allow for the reclaim of precious metals from internally generated or customers’ scrap. Due to the high cost of precious metal products, we emphasize quality, delivery performance and customer service in order to attract and maintain applications. This segment has domestic facilities in New York, Connecticut, Wisconsin, New Mexico, Massachusetts and California and international facilities in Asia and Europe.

Sales from Advanced Material Technologies and Services of $214.8 million in the third quarter 2010 were 68% higher than sales of $127.9 million in the third quarter 2009 while sales in the first nine months of the year grew $311.4 million, or 97%, from $320.3 million in 2009 to $631.7 million in 2010. The higher sales resulted from a combination of organic growth from the existing operations, the two acquisitions and a higher metal price pass-through.

The largest growth platform in the third quarter and first nine months of 2010 has been sales of vapor deposition targets, lids and other precious metal materials manufactured at the Buffalo, New York facility. This growth resulted from improved demand primarily from the consumer electronics market for wireless, handset, LED and other microelectronic applications. The sales order entry for these products was strong during the first nine months of 2010. Sales of targets for magnetic head applications within the data storage sector of the consumer electronics market showed improvement in the third quarter and first nine months of 2010 as well.

Sales of advanced chemicals grew in the third quarter and first nine months of 2010 over the respective periods in 2009 as a result of improved demand for semiconductor and security applications along with the development of materials for new LED applications. The near-term outlook for these materials continues to look solid.

Sales of electronic packages, while a relatively smaller product line, also increased in the third quarter and first nine months of 2010 due to improved demand from the telecommunications infrastructure market, primarily in Asia.

Offsetting a portion of the growth in the above products was a decline in sales of large area special coatings to the medical market. These products, mainly precision precious metal coated polymer films, were 32% lower in the third quarter 2010 and 22% lower in the first nine months of 2010 than the corresponding periods in 2009. Lower manufacturing yields and the inability to hold tolerances resulted in missed sales and the loss of a portion of the business to our competitor in 2010. As of early in the fourth quarter 2010, new processes were being developed and qualified with the customer. We anticipate that sales of these products will improve either late in the fourth quarter 2010 or early in the first quarter 2011.

Sales of lids into the medical market remained firm, however, sales of lids for defense applications were softer in the first nine months of 2010 than in the first nine months of 2009.

Barr and Academy, the two recent acquisitions, are included in the Advanced Material Technologies and Services segment, and accounted for over 60% of the segment’s sales growth in the third quarter 2010 and over 50%

of the sales growth in the first nine months of 2010 from the respective periods in 2009. Barr produces thin film optical filters for the defense, medical and other markets. Barr combined with Thin Film Technology, Inc., which we acquired in 2005, allow us to offer a variety of solutions for precision thin film optical coating applications over a wide spectrum of wavelengths. Academy manufactures sputtering targets, sheet, fine wire, rod and powder used in medical, microelectronic and architectural glass and other energy applications. Academy also has precious metal refine capabilities and its operations are complementary to our Buffalo, New York operations.

Advanced Material Technologies and Services adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The average prices of gold, silver, platinum, palladium and ruthenium were higher during 2010 resulting in an estimated $26.6 million increase in sales in the third quarter 2010 and an estimated $67.0 million increase in sales in the first nine months of 2010 compared to the respective periods of 2009.

The gross margin on Advanced Material Technologies and Services’ sales was $27.2 million (13% of sales) in the third quarter 2010 compared to $18.7 million (15% of sales) in the third quarter 2009. Gross margin of $81.6 million in the first nine months of 2010 was a $32.9 million improvement over the gross margin of $48.7 million in the first nine months of 2009. Gross margin was 13% of sales in the first nine months of 2010 and 15% of sales in the first nine months of 2009.

The increase in the margin dollars in the third quarter and first nine months of 2010 was largely due to the higher sales volumes from the existing operations and the two acquisitions. The gross margin as a percent of sales was lower in the third quarter and first nine months of 2010 due to the higher precious metal price pass-through and the relatively high precious metal portion of Academy’s sales. Margins were reduced by the lower sales of products to the medical and defense markets, which generally generate higher margins, as well as higher yield losses on polymer films in the first half of 2010.

Manufacturing overhead costs at the existing operations were 5% lower in the third quarter 2010 than the third quarter 2009. Manufacturing overhead costs were 3% higher in the first nine months of 2010 than the first nine months of 2009 as overhead costs increased modestly in support of a significantly larger increase in sales. The gross margin in the first nine months of 2010 was reduced by inventory write-downs and yield costs of $0.8 million while gross margin in the first nine months of 2009 was reduced by $1.4 million for lower of cost or market and other inventory charges recorded in that period.

Total SG&A, R&D and other-net expenses were $18.2 million (8% of sales) in the third quarter 2010 compared to $10.2 million (8% of sales) in the third quarter 2009. These expenses totaled $55.0 million (9% of sales) in the first nine months of 2010, an increase of $23.9 million over the expenses of $31.1 million (10% of sales) in the first nine months of 2009.

The expenses incurred by Barr and Academy accounted for over 50% of the increase in the segment’s expenses in both the third quarter and first nine months of 2010 over the comparable periods in the prior year.

After implementing cost control and reduction programs in 2009, some resources have been added back in the first nine months of 2010 in order to support the growing business. Incentive compensation expense increased due to the improved performance in 2010. Corporate charges were $1.6 million higher in the third quarter 2010 than the third quarter 2009 and $3.6 million higher in the first nine months of 2010 than the first nine months of 2009.

Expenses also grew due to the increases in amortization expense as previously discussed. Metal financing fees were $0.6 million higher in the third quarter 2010 and $1.4 million higher in the first nine months of 2010 than the same periods in 2009 due to a combination of factors, including higher metal prices.

Advanced Material Technologies and Services generated an operating profit of $9.0 million in the third quarter 2010 and $8.5 million in the third quarter 2009. Operating profit of $26.7 million in the first nine months of 2010 was a $9.1 million improvement over the $17.6 million operating profit in the first nine months of 2009. Operating profit was 4% of sales in the first nine months of 2010 and 6% of sales in the first nine months of 2009. Both Barr and Academy contributed to the growth in operating profit in the first nine months of 2010 over the first nine months of 2009.

Specialty Engineered Alloys

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Millions)	2010	2009	2010	2009

Sales	$75.7	$42.9	$216.9	$121.1
Operating profit (loss)	8.7	(6.3)	20.5	(26.5)

Specialty Engineered Alloys manufactures and sells three main product families:

Strip products, the larger of the product families, include thin gauge precision strip and thin diameter rod and wire. These copper and nickel beryllium alloys provide a combination of high conductivity, high reliability and formability for use as connectors, contacts, switches, relays and shielding. Major markets for strip products include consumer electronics, telecommunications infrastructure, automotive electronics, appliance and medical;

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. The majority of bulk products contain beryllium. Bulk products are sold primarily to the industrial component and commercial aerospace, energy, telecommunications infrastructure, defense and other markets. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment; and,

Beryllium hydroxide is produced by Brush Resources Inc., a wholly owned subsidiary, at its milling operations in Utah from its bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products as well as by the Beryllium and Beryllium Composites segment.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed worldwide through a network of company-owned service centers and outside distributors and agents.

Sales by Specialty Engineered Alloys of $75.7 million in the third quarter 2010 were 76% higher than sales of $42.9 million in the third quarter 2009. Sales of $216.9 million in the first nine months of 2010 were $95.8 million, or 79%, higher than sales of $121.1 million in the first nine months of 2009.

Strip and bulk product sales were significantly higher in the third quarter and first nine months of 2010 than the comparable periods of 2009. There were no hydroxide sales from the Utah operations in the third quarter 2010. Hydroxide sales totaled $4.2 million in the first nine months of 2010. In 2009, hydroxide sales were $0.9 million in the third quarter and $6.9 million in the first nine months of the year.

Shipments of strip products grew 40% in the third quarter 2010 over the third quarter 2009 and for the first nine months of the year shipments were 72% higher in 2010 than in 2009.

The growth in both the third quarter and first nine months of 2010 over the comparable periods in 2009 was largely due to improved demand from the consumer electronics market, including PDAs, the latest generation of smart phones and other hand held devices. Demand from the automotive electronics market also improved over the 2009 levels, but not as significantly as the growth in consumer electronic applications.

The demand for strip products softened slightly in the third quarter 2010 from the high levels in the second quarter 2010 due to seasonality issues, model changeovers and an increase in downstream inventory positions.

Bulk product shipments in the third quarter 2010 were more than double the third quarter 2009 while shipments in the first nine months of 2010 were 78% higher than the first nine months of 2009. Demand for oil and gas applications within the energy market grew in the third quarter and first nine months of 2010 over the comparable periods in 2009 in part due to the superior performance characteristics offered by our products. Demand for commercial aerospace applications improved as did the demand for other industrial component applications, including heavy equipment. Demand for bulk products was stronger in the third quarter 2010 than in each of the first two quarters of the year.

Total order entry, while lower than the second quarter 2010, was 6% higher than sales in the third quarter 2010.

Higher metal prices accounted for an estimated $2.3 million of the $32.8 million increase in sales between the third quarter 2010 and the third quarter 2009 and $10.0 million of the $95.8 million difference in sales between the first nine months of 2010 and the first nine months of 2009.

Specialty Engineered Alloys generated a gross margin of $20.1 million in the third quarter 2010, an improvement of $16.0 million over the gross margin of $4.1 million generated in the third quarter 2009. The gross margin was 27% of sales in the third quarter 2010 and 10% of sales in the third quarter 2009. For the first nine months of the year, gross margin was $54.7 million (25% of sales) in 2010 and $3.0 million (2% of sales) in 2009.

The growth in the gross margin in the third quarter and first nine months of 2010 over the respective periods of 2009 was largely due to the higher sales and the related production volumes. Manufacturing performance, primarily in the first half of 2010, and machine utilization rates have also improved in the first nine months of 2010. A favorable change in product mix as well as improved pricing levels also contributed to the growth in margins in the third quarter and first nine months of 2010. Manufacturing overhead costs, which had been reduced in 2009 due to the lower sales in that year, have increased in the first nine months of 2010 over the comparable period in 2009 but at a slower rate than the sales increase.

We recorded a $0.4 million benefit as the estimated margin impact of the projected depletion of a last-in, first out (LIFO) inventory layer associated with the third quarter 2010 after recording a $3.0 million LIFO benefit in the first half of 2010. This margin benefit may not recur to this extent or at all in 2011.

Total SG&A, R&D and other-net expenses were $11.4 million (15% of sales) in the third quarter 2010 and $10.5 million (24% of sales) in the third quarter 2009. For the first nine months of the year, these expenses totaled $34.2 million (16% of sales) in 2010 and $29.5 million (24% of sales) in 2009.

Corporate charges and incentive compensation increased in the third quarter and first nine months of 2010 over the comparable periods in 2009. Currency exchange losses were lower in the third quarter 2010 than the third quarter 2009 but were higher in the first nine months of 2010 over the same period last year. The other SG&A expenses and R&D expenses incurred by Specialty Engineered Alloys combined for a net decrease in the third quarter and first nine months of 2010 versus the respective prior periods.

Operating profit from Specialty Engineered Alloys was $8.7 million in the third quarter 2010 and $20.5 million in the first nine months of 2010. In 2009, this segment incurred an operating loss of $6.3 million in the third quarter and $26.5 million in the first nine months of the year. This $47.0 million improvement in operating profit over the first nine months of 2010 was due to the margin benefits from the higher volumes, the related impact on manufacturing performance and other margin gains offset in part by an increase in expenses.

Beryllium and Beryllium Composites

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Millions)	2010	2009	2010	2009

Sales	$17.0	$10.2	$45.8	$36.3
Operating profit (loss)	4.2	(0.5)	8.4	2.4

Beryllium and Beryllium Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms at the Elmore, Ohio and Fremont, California facilities. These materials are used in applications that require high stiffness and/or low density and they tend to be premium priced due to their unique combination of properties. This segment also manufactures beryllia ceramics through our wholly owned subsidiary, Brush Ceramic Products Inc., in Tucson, Arizona. Defense and science is the largest market for Beryllium and Beryllium Composites, while other markets served include industrial components and commercial aerospace, medical, energy, telecommunications infrastructure, acoustics and optical scanning.

Sales by Beryllium and Beryllium Composites of $17.0 million in the third quarter 2010 were a 67% improvement over sales of $10.2 million in the third quarter 2009 while sales of $45.8 million in the first nine months of 2010 were 26% higher than sales of $36.3 million in the first nine months of 2009.

Sales for defense and science applications from the Elmore facility improved in the third quarter 2010 over the third quarter 2009 and were higher than each of the first two quarters of 2010 as well. Sales for commercial applications, including beryllium foil and medical and analytical x-ray assemblies, also grew in the third quarter and first nine months of 2010 over the respective periods in the prior year.

Beryllia ceramic sales, while a smaller portion of this segment’s sales, were 60% higher in the third quarter 2010 than the third quarter 2009. Sales of these products in the third quarter were also higher than each of the first two quarters of 2010. This growth is due to improved demand from the telecommunications infrastructure market, including laser tube applications.

Total order entry exceeded sales by 5% in the third quarter 2010 and was higher than the order level in each of the first two quarters of the year.

Beryllium and Beryllium Composites generated a gross margin of $7.2 million, or 42% of sales, in the third quarter 2010 compared to $1.5 million, or 14% of sales, in the third quarter 2009. Gross margin was $16.6 million, or 36% of sales, in the first nine months of 2010 versus $9.6 million, or 26% of sales, in the first nine months of 2009.

The margin improvement in the third quarter and first nine months of 2010 over the respective periods in 2009 was largely due to the higher sales volume and the related production throughput generating manufacturing efficiencies. The difference in input materials, use of vendor scrap and reclamation efforts provided an estimated $0.3 million benefit to margins in the third quarter 2010 while unfavorable inventory valuation adjustments were $0.3 million lower in the third quarter 2010 than in the third quarter 2009. Lower manufacturing yields on welded products negatively impacted gross margin in the first half of 2010 but process improvements were implemented and these issues were largely resolved in the third quarter.

SG&A, R&D and other-net expenses for Beryllium and Beryllium Composites totaled $3.1 million, or 18% of sales, in the third quarter 2010 and $1.9 million, or 19% of sales, in the third quarter 2009. These expenses amounted to $8.2 million, or 18% of sales, in the first nine months of 2010 and $7.2 million, or 20% of sales, in the first nine months of 2009. Incentive compensation and corporate charges were higher in the third quarter and first nine months of 2010 than they were in the respective periods of 2009. Various selling expenses, including outside services and travel, increased in the third quarter 2010 after being relatively flat in the first half of 2010 compared to the first half of 2009.

Beryllium and Beryllium Composites recorded an operating profit of $4.2 million in the third quarter 2010 compared to an operating loss of $0.5 million in the third quarter 2009. For the first nine months of the year, operating profit improved from $2.4 million in 2009 to $8.4 million in 2010. Operating profit was 18% of sales in the first nine months of 2010 and 7% of sales in the first nine months of 2009.

Engineered Material Systems

	Third Quarter Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(Millions)	2010	2009	2010	2009

Sales	$17.7	$9.5	$51.6	$22.4
Operating profit (loss)	1.7	0.1	4.8	(3.4)

Engineered Material Systems includes clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors. The largest markets for Engineered Material Systems are automotive electronics and consumer electronics, while the defense and science, energy and medical markets offer further growth opportunities. Engineered Material Systems are manufactured at our Lincoln, Rhode Island facility.

Sales from Engineered Materials Systems were $17.7 million in the third quarter 2010, an 86% improvement over sales of $9.5 million in the third quarter 2009. Sales of $51.6 million in the first nine months of 2010 were more than double the sales of $22.4 million in the first nine months of 2009. The volume growth was slightly higher than the growth in the sales value between the first nine months of 2010 and the first nine months of 2009.

The sales growth in the third quarter 2010 was largely due to improved demand from the automotive electronics and consumer electronics markets. In the first nine months of the year, sales for automotive electronics more than tripled while consumer electronics market sales, including sales of disk drive arm materials for data storage applications, more than doubled. Sales into the medical and energy markets were slightly softer in the third quarter 2010 than the third quarter 2009, but for the first nine months of 2010, sales to these emerging markets remained ahead of the 2009 pace.

The order entry rate softened somewhat in the third quarter 2010 from the high levels in the first half of 2010, partially due to seasonal slowdowns in Europe and in the automotive electronics market. The order entry rate has exceeded sales over the first nine months of 2010.

The gross margin on Engineered Material Systems’ sales was $3.9 million, or 22% of sales, in the third quarter 2010 compared to $1.4 million, or 14% of sales, in the third quarter 2009. The gross margin was $11.2 million, or 22% of sales, in the first nine months of 2010, an improvement of $10.5 million over the gross margin of $0.7 million, or 3% of sales, in the first nine months of 2009.

The improvement in gross margin in the third quarter and first nine months of 2010 over the respective periods in 2009 resulted primarily from the significant increase in sales volume. The resulting higher production volumes helped to generate improved manufacturing efficiencies as well. In addition, manufacturing costs, which were significantly reduced throughout 2009 due to the low sales volumes in that year, have not been added back proportionately with the increase in sales volume in the first nine months of 2010.

Total SG&A, R&D and other-net expenses of $2.2 million in the third quarter 2010 were $0.9 million higher than the third quarter 2009 while the expense total of $6.4 million in the first nine months of 2010 was $2.3 million higher than the first nine months of 2009.

After implementing significant cost reduction initiatives in 2009 due to the lower sales that year, a portion of those resources have been added back in order to support the growth in sales in the first nine months of 2010. Sales-related expenses, including commissions, were higher in the first nine months of 2010 than the first nine months of 2009, as were travel expenses and metal financing fees. An increase in incentive compensation expense and corporate charges also contributed to the higher expense in both the third quarter and first nine months of 2010.

Engineered Material Systems generated an operating profit of $1.7 million in the third quarter 2010 compared to a profit of $0.1 million in the third quarter 2009. The segment generated an operating profit of $4.8 million in the first nine months of 2010, an improvement of $8.2 million over the operating loss of $3.4 million in the first nine months of 2009. This improvement resulted from the margin benefit from the higher sales and other factors offset in part by an increase in expenses.

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

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended
	Oct. 1, 2010	July 2, 2010

Total cases pending	2	2
Total plaintiffs	6	6
Number of claims (plaintiffs) filed during period ended	0(0)	1(1)
Number of claims (plaintiffs) settled during period ended	0(0)	2(2)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$0
Number of claims (plaintiffs) otherwise dismissed	0(0)	1(1)

Settlement payment and dismissal for a single case may not occur in the same period. Two cases were technically settled and dismissed in the second quarter 2010 but the settlement payments totaling $20,000 were made in the first quarter 2010.

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

The reserve for beryllium litigation was $0.4 million at October 1, 2010 and $0.6 million at December 31, 2009 and was recorded in other long-term liabilities on the Consolidated Balance Sheets. The insurance recoverable, which is recorded within other assets and not netted against the reserve, was $0.1 million as of October 1, 2010 and $0.3 million as of December 31, 2009.

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

Financial Position

Net cash provided from operating activities was $14.8 million in the first nine months of 2010 as net income and the effects of depreciation more than offset a net increase in working capital items, primarily accounts receivable and inventory. The working capital increased in order to support the significant increase in sales in the first nine months of 2010. The net cash from operating activities was a strong $35.5 million in the third quarter 2010 alone compared to $20.7 million of cash used in operating activities in the first six months of 2010.

Cash balances totaled $15.4 million as of the end of the third quarter 2010, an increase of $3.2 million from year-end 2009.

Accounts receivable of $133.6 million as of the end of the third quarter 2010 was $49.6 million, or 59%, higher than the balance as of December 31, 2009. The growth in receivables was predominately due to sales in the third quarter 2010 being $110.2 million higher than sales in the fourth quarter 2009. The days sales outstanding (DSO), a measure of how quickly receivables are collected, was slightly slower at the end of the third quarter 2010 than it was at the end of the fourth quarter 2009 and had a minor impact on the increase in receivables. We have not made any significant changes to the credit terms offered to our customers in the current year. Despite the growth in receivables, bad debt expense in the first nine months of 2010 remained relatively minor.

Other receivables totaling $0.8 million as of the end of the third quarter 2010 primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. Outstanding receivables as of December 31, 2009 totaled $11.1 million, the majority of which was for reimbursement under this same contract.

Inventories were $152.3 million as of October 1, 2010, having grown $22.2 million, or 17%, over the inventory balance as of December 31, 2009. While the inventory value has increased, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved as of the end of the third quarter 2010 from the year-end 2009 level as inventories have not been restocked at the same rate as the increase in sales. Inventories within each of the four segments grew in the first nine months of 2010 after having been reduced throughout 2009 in response to the lower level of demand. The inventory value as of the end of the third quarter 2010 remained below the inventory value as of year-end 2008.

Inventories within Advanced Material Technologies and Services grew approximately 12% in the first nine months of 2010, a portion of which is attributable to the acquisition of Academy. The inventory growth was less than the growth in sales volumes as the majority of this segment’s metal requirements are maintained through off-balance sheet financing arrangements.

Specialty Engineered Alloys’ inventory pounds on hand as of the end of the third quarter 2010 were 36% higher than year-end 2009, but this increase was also less than the growth in the segment’s sales. The growth in copper pounds on hand was in consigned rather than owned pounds.

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

Prepaid expenses of $31.8 million as of the end of the third quarter 2010 were $3.8 million higher than year-end 2009. This difference was due to the change in the fair value of derivative financial instruments, an increase in miscellaneous prepaid taxes, the timing of payments and other items.

Capital expenditures for the first nine months of 2010 and 2009 are summarized as follows:

	First Nine Months
(Millions)	2010	2009

Capital expenditures	$33.8	$26.7
Mine development	11.1	0.5

Subtotal	44.9	27.2
Reimbursement for spending under government contract	17.8	15.4

Net spending	$27.1	$11.8

We have a contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The total cost of the project is estimated to be approximately $93.8 million, with our share of the project cost valued at approximately $24.1 million. The DoD will reimburse us for the balance of the project cost. Reimbursements from the DoD are recorded as unearned income on the Consolidated Balance Sheets. We spent $23.8 million on this project (which is included in the $33.8 million figure in the table above) and received $17.8 million from the DoD in the first nine months of 2010 as our payments and the subsequent reimbursements do not necessarily occur in the same periods.

The building that houses this equipment and the land that it occupies will be held under a capital lease. In the third quarter 2010, we recorded a capital lease asset and obligation of $10.2 million. Lease payments are approximately $1.1 million per year. The lease term is 160 months. The lease payments are considered part of our cost share for this project. The lease payments and obligation are not included in the capital expenditure totals in the above table.

Testing of the equipment began in the third quarter 2010 and will continue through the fourth quarter. Should the equipment testing go well, our plans call for the facility to be operating at production levels in the first quarter 2011.

Our Utah operations developed a new bertrandite ore mine using the open pit method during the first nine months of 2010. The pit was completed in the third quarter 2010 with ore extraction scheduled to begin late in the fourth quarter 2010 or early in the first quarter 2011.

The remainder of the capital spending was on isolated pieces of equipment and various infrastructure projects across the organization. The Elmore and Buffalo facilities had the highest levels of spending in the first nine months of 2010. The Elmore spending included payments for a new degreaser, cranes and related equipment used in the manufacture of bulk products as well as other infrastructure upgrades and improvements. In addition to multiple small pieces of manufacturing equipment and an upgrade to the clean room capabilities, the Buffalo spending also included amounts for a software implementation. We invested in new equipment at Barr and Academy in the first nine months of 2010.

Other assets of $40.6 million at the end of the third quarter 2010 were $1.4 million lower than the balance of $42.0 million at year-end 2009. This decrease was a net result of the fair value of intangible assets acquired with Academy being more than offset by the amortization of the existing and acquired intangibles, a reduction in the insurance recoverable account and other factors.

Other liabilities and accrued items were $55.9 million at the end of the third quarter 2010, an increase of $11.8 million during the first nine months of the year. The increase was primarily due to growth in the incentive compensation accrual as a result of the improved performance in 2010. Accruals for other items, including fringe benefits and miscellaneous taxes, increased by more minor amounts. These increases were offset in part by the decline in the fair value of outstanding derivative financial instruments.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $0.8 million as of October 1, 2010, an increase of $0.4 million from December 31, 2009. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $18.8 million as of the end of the third quarter 2010 compared to $9.6 million as of year-end 2009. The main reason for this increase was the recording of the long-term portion of the capital lease previously discussed.

The retirement and post-employment benefit balance was $73.3 million at the end of the third quarter 2010, a decline of $9.1 million from December 31, 2009. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic pension plan declined a net $9.1 million in the first nine months of 2010 as a result of the contributions to the plan totaling $11.7 million and an adjustment to other comprehensive income, a component of shareholders’ equity, of $1.7 million offset in part by an expense of $4.3 million.

Changes in the liability for other post-employment benefit obligations during the first nine months of 2010 generally were small and tended to offset each other.

Unearned income increased $17.8 million in the first nine months of 2010, from $39.7 million as of December 31, 2009 to $57.5 million as of October 1, 2010. As previously noted, this liability represents reimbursements from the government since 2006 for the design and construction of the new beryllium production facility. The liability will be relieved to income ratably with depreciation over the life of the facility once it is completed and placed into service.

Debt totaled $98.1 million as of the end of the third quarter 2010, an increase of $33.6 million from the total debt of $64.5 million at the end of 2009. The increase in debt resulted primarily from funding the acquisition of Academy, the growth in receivables and inventory and capital expenditures. The majority of the debt increase was through increased borrowings under the existing revolving line of credit and was classified as long-term on the consolidated balance sheet.

Short-term debt, which included domestic and foreign currency denominated loans, was $39.8 million as of the end of the third quarter 2010. Long-term debt was $58.3 million as of the end of the third quarter 2010, none of which was currently payable. We were in compliance with all of our debt covenants as of the end of the third quarter 2010.

Shareholders’ equity was $375.5 million at the end of the third quarter 2010, an increase of $35.6 million over the balance of $339.9 million as of year-end 2009. This increase was primarily due to comprehensive income of $35.2 million (see Note E to the Consolidated Financial Statements).

We received $0.9 million for the exercise of options for approximately 49,000 shares in the first nine months of 2010. We repurchased approximately 150,000 shares at a cost of $3.5 million in the first nine months of 2010 (all of which occurred in the third quarter) under a plan approved by the Board of Directors.

Equity was also affected by stock-based compensation expense and other factors.

Prior Year Financial Position

Net cash from operating activities was $21.2 million in the first nine months of 2009 as the net changes in working capital and the benefits of depreciation and amortization more than offset the impact of the net loss.

Accounts receivable declined $9.6 million, or 11%, during the first nine months of 2009 primarily due to the lower sales. Inventories were $27.3 million, or 17%, lower at the end of the third quarter 2009 than at year-end 2008 as inventories were reduced due to the lower levels of business. The inventory turnover ratio also improved. The majority of the decline in inventory levels was in Specialty Engineered Alloys; in addition to the lower quantity on hand, the value of this segment’s inventory declined from a mix shift in the make-up as the quantity of the higher valued finished goods inventory decreased by more than the lower valued feedstocks and work-in-process. Other assets declined $4.3 million during the first nine months of 2009 primarily due to amortization of intangible assets. Other liabilities and accrued items declined $9.6 million in the first nine months of 2009 largely as a result of the payment of the 2008 incentive compensation to employees. The fair value of outstanding derivatives and accruals for other items, including utilities and commissions, declined as well. The retirement and post-employment obligation declined $16.7 million in the first nine months of 2009 as we made contributions to the domestic defined benefit pension plan totaling $16.2 million in that period.

Outstanding debt totaled $46.8 million as of the end of the third quarter 2009, an increase of $5.0 million over the balance as of year-end 2008, while cash on hand of $26.9 million was $8.4 million higher than the prior year end.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. In 2010, we added the ability to consign a portion of our copper requirements under similar arrangements as the precious metal consignments. The balance outstanding under the off-balance sheet precious metal and copper consigned inventory arrangements totaled $221.7 million at the end of the third quarter 2010, an increase of $123.0 million from year-

end 2009 as a result of an increase in the quantities on hand in order to support the current business levels, the addition of Academy in 2010, higher metal prices, the inclusion of copper and other factors.

In the third quarter 2010, we renegotiated our precious metal consignment arrangements to allow for, among other items, an extension of the term and an increase to the capacity of the line.

As previously discussed, in the third quarter 2010, we recorded a $10.2 million capital lease for a building and land associated with the new beryllium facility in Elmore, Ohio.

While our borrowings under existing lines of credit have increased during the first nine months of 2010, we have not entered into any new loan agreements in the first nine months of 2010. For additional information on our contractual obligations, please see page 41 of our Annual Report on Form 10-K for the year ended December 31, 2009.

We were in compliance with the covenants in our off-balance sheet arrangements as of October 1, 2010.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions, share repurchases and environmental remediation projects.

The debt-to-debt-plus-capital ratio increased to 21% as of the end of the third quarter 2010 from 16% as of the end of 2009 as a result of using debt to fund the Academy acquisition and the increase in working capital. Typically, as business levels expand, the working capital investment increases. As growth rates slow down, our working capital levels will tend to normalize and we should generate cash flow from operations that will enable us to reduce debt. The debt-to-debt-plus-capital ratio did improve during the third quarter 2010 as the ratio was 25% at the end of the second quarter 2010.

While our debt levels have increased in 2010, the available debt capacity under existing credit lines was $157.1 million as of the end of the third quarter 2010, an increase of $110.8 million since year-end 2009. A covenant in our revolving credit agreement limits our total debt capacity to a function of the rolling twelve month earnings before interest, taxes, depreciation and amortization and certain other adjustments. In general, as our earnings improve, so does our debt capacity. Total debt declined $22.4 million in the third quarter 2010 as a result of the strong cash provided from operations in that period. There are no mandatory long-term debt repayments to be made within the next twelve months.

The cash balance of $15.4 million as of the end of the third quarter 2010 was $3.2 million higher than year-end 2009.

Our precious metal operations rely upon off-balance sheet arrangements in order to finance working capital requirements and to efficiently reduce our metal price exposure. Our recently renegotiated lines have increased capacity, thereby providing us with greater flexibility. The availability under these lines is a function of the quantity of metal held and the current market price. Therefore, both an increasing level of business requirements and higher metal prices can put pressure on the available capacity. Early in the fourth quarter 2010, gold and silver prices established record highs. While we currently have the capacity to absorb these higher prices at the current quantities consigned, should capacity under the off-balance sheet lines become constrained, we would purchase our metal requirements using traditional balance sheet debt for financing to the extent we have available capacity under those existing lines.

In July 2010, our Board of Directors re-authorized the Company to purchase up to 700,000 shares of our common stock. The 700,000 shares represent approximately 3% of our outstanding shares. The primary purpose of the repurchase program is to offset the dilution created through shares issued under stock-based compensation plans. Any stock repurchases will be made from time to time for cash in the open market or otherwise, including without limitation, in privately negotiated transactions and round lot or block transactions on the New York Stock Exchange, and may be made pursuant to accelerated share repurchases or Rule 10b5-1 plans. The repurchase program may be suspended or discontinued at any time.

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

Outlook

The second and third quarters of 2010 were very solid, as sales were a combined $651.3 million and earnings were a combined $1.32 per share diluted. The sales growth in the first nine months of the year has been broad-based, with improvements seen across the majority of our markets. The order entry rate over this six month period was at an all-time high.

We believe that the slight reduction in the order entry rate in the third quarter 2010 from the second quarter 2010 may have been due to an element of seasonality and/or the downstream inventory pipeline now being full. The general order pattern remained very solid early in the fourth quarter 2010. However, we anticipate that our shipment levels may be softer in the fourth quarter than the third quarter as various demand generators, particularly those in the consumer electronics market, assess the level of consumer spending during the Christmas season. Shipments may also be softer due to the holidays, year-end shutdowns and fewer production and shipping days in the quarter.

Our backlog remains healthy as the order entry rate exceeded sales in the first nine months of 2010 and at this time we do not anticipate that the potential softer shipment level in the fourth quarter 2010 will be indicative of the shipping level over the course of 2011. Long term, we remain well-positioned to expand our market share and capture new applications.

Qualification work will continue on the new beryllium facility, which may increase costs and reduce profitability in the fourth quarter 2010. Once operational, this facility will provide a long-term source of high-quality beryllium metal.

In 2009, we made reductions to our cost structure due to the significant fall-off in sales at that time. We have added back some resources in order to meet the current high production requirements, but the resources have not been added back proportionately with the growth in sales. Excluding the impact of Barr and Academy, employment was still down 7% as of the end of the third quarter 2010 from year-end 2008, despite the current improved business levels and outlook. We have reversed the wage reductions that were implemented in 2009 due to our improved actual and projected profitability.

We will be undertaking various initiatives in the fourth quarter 2010 to improve our efficiencies and long-term profitability. However, the initial net investment in these initiatives may adversely affect profitability in the fourth quarter 2010 with the benefits accruing to future periods.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being consumer electronics, defense and science, industrial components and commercial aerospace, automotive electronics, telecommunications infrastructure, energy, medical and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2010 and 2011;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the acquisitions of Barr and Academy;

•	The impact of the results of Barr and Academy on our ability to achieve fully the strategic and financial objectives related to these acquisitions, including the acquisitions being accretive to earnings in 2010;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility being constructed in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance and the impact of our common stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war and terrorist activities;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The amount and timing of repurchases of our common stock, if any, and,

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our annual report on Form 10-K to shareholders for the period ended December 31, 2009.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of October 1, 2010, our subsidiary, Brush Wellman Inc., was a defendant in two proceedings in state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, beryllium sensitization or chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the third quarter of 2010, the number of beryllium cases remained unchanged at two cases (involving six plaintiffs) as of July 2, 2010 and as of October 1, 2010. No cases were filed, settled or dismissed during the quarter.

The two pending beryllium cases as of October 1, 2010 involve four plaintiffs, plus two spouses with consortium claims. The Company has some insurance coverage, subject to an annual deductible.

Item 4.	Reserved

Item 5.	Other Information

Mine Safety and Health Administration Data

Our subsidiary, Brush Resources, Inc (“Brush Resources”) operates a beryllium mining complex in the State of Utah that is regulated by both the U.S. Mine Safety and Health Administration (“MSHA”) and state regulatory agencies. We endeavor to conduct our mining and other operations in compliance with all applicable federal, state and local laws and regulations. We present information below regarding certain mining safety and health citations that MSHA has levied with respect to our mining operations.

Brush Resources received no written notice of a pattern of violations under Section 104(e) of the Federal Mine Safety and Health Act (the “Mine Act”), nor the potential to have such a pattern, and Brush Resources experienced no mining-related fatalities during the quarterly period ended October 1, 2010.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the quarterly period ended October 1, 2010, pursuant to the Mine Act, for Brush Resources.

Additional information follows about MSHA references used in the table.

•	Section 104(a) Citations: The total number of violations received from MSHA under section 104(a) of the Mine Act that are significant and substantial citations which are for alleged violations of a mining safety standard or regulation where there exits a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature.

•	Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, that represent failures to abate citations under section 104(a) of the Mine Act within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•	Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

	Mine Act					Dollar Value
	Section 104(a)		Mine Act			(In thousands)
	Significant &	Mine Act	Section 104(d)	Mine Act	Mine Act	Proposed
	Substantial	Secton 104(b)	Citations &	Section 110(b)(2)	Section 107(a)	MSHA
Mine ID#	Citations	Orders	Orders	Violations	Orders	Assessments

4200706	—	—	—	—	—	$0.3

Pending Legal Actions. The Federal Mine Safety and Health Review Commission (the “MSHR Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These legal actions may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. For the quarterly period ended October 1, 2010, there were no legal actions pending before the MSHR Commission.

Item 6.	Exhibits

4.1	Fourth Amendment to the Credit Agreement dated September 28, 2010, among Brush Engineered Materials Inc. and other borrowers and JPMorgan Chase Bank N.A., acting for itself and as agent for certain other banking institutions as lenders (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 1-15885) on October 4, 2010) incorporated herein by reference.
4.2	Third Amended and Restated Precious Metals Agreement dated October 1, 2010, between Brush Engineered Materials Inc. and other borrowers and The Bank of Nova Scotia, (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 1-15885) on October 4, 2010) incorporated herein by reference.
10.1	Amendment No. 3 to the Consignment Agreement dated September 30, 2010 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) on October 4, 2010) incorporated herein by reference.
11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUSH ENGINEERED MATERIALS INC.

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Dated: November 5, 2010