Form 10-Q
period 2011-04-01
MATERION Corp
filed 2011-04-29
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-15885

MATERION CORPORATION
(Exact name of Registrant as specified in charter)

Ohio	34-1919973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6070 Parkland Blvd., Mayfield Hts., Ohio (Address of principal executive offices)	44124 (Zip Code)

Registrant’s telephone number, including area code:
216-486-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of April 25, 2011 there were 20,406,929 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended April 1, 2011 are as follows:

Consolidated Statements of Income — First Quarter ended April 1, 2011 and April 2, 2010	2
Consolidated Balance Sheets — April 1, 2011 and December 31, 2010	3
Consolidated Statements of Cash Flows — First Quarter ended April 1, 2011 and April 2, 2010	4
EX-10.1
EX-11
EX-31.1
EX-31.2
EX-32

Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	Apr. 1,	Apr. 2,
(Thousands, except per share amounts)	2011	2010

Net sales	$374,805	$295,082
Cost of sales	319,005	245,768

Gross margin	55,800	49,314
Selling, general and administrative expense	31,642	30,340
Research and development expense	2,410	1,685
Other-net	3,671	4,084

Operating profit	18,077	13,205
Interest expense — net	585	619

Income before income taxes	17,492	12,586
Income tax expense	5,674	5,865

Net income	$11,818	$6,721

Net income per share of common stock — basic	$0.58	$0.33
Weighted-average number of common shares outstanding — basic	20,356	20,257
Net income per share of common stock — diluted	$0.57	$0.33
Weighted-average number of common shares outstanding — diluted	20,796	20,467

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

	Apr. 1,	Dec. 31,
(Dollars in thousands)	2011	2010

Assets
Current assets
Cash and cash equivalents	$12,007	$16,104
Accounts receivable	153,404	139,374
Other receivables	3,030	3,972
Inventories	176,378	154,467
Prepaid expenses	33,241	31,743
Deferred income taxes	10,035	10,065

Total current assets	388,095	355,725
Related-party notes receivable	90	90
Long-term deferred income taxes	2,042	2,042
Property, plant and equipment	724,188	719,953
Less allowances for depreciation, amortization and depletion	(464,560)	(454,085)

Property, plant and equipment — net	259,628	265,868
Intangible assets	35,213	36,849
Other assets	1,839	1,900
Goodwill	72,936	72,936

Total Assets	$759,843	$735,410

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$56,395	$47,835
Accounts payable	36,121	33,375
Other liabilities and accrued items	45,572	59,851
Unearned revenue	3,029	2,378
Income taxes	5,940	3,921

Total current liabilities	147,057	147,360
Other long-term liabilities	17,883	17,915
Retirement and post-employment benefits	82,032	82,502
Unearned income	58,267	57,154
Long-term income taxes	2,905	2,906
Deferred income taxes	4,166	4,912
Long-term debt	48,305	38,305
Shareholders’ equity	399,228	384,356

Total Liabilities and Shareholders’ Equity	$759,843	$735,410

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Apr. 1,	Apr. 2,
(Dollars in thousands)	2011	2010

Net income	$11,818	$6,721
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation, depletion and amortization	8,894	8,521
Amortization of mine costs	2,999	—
Amortization of deferred financing costs in interest expense	117	153
Derivative financial instrument ineffectiveness	—	489
Stock-based compensation expense	990	950
Changes in assets and liabilities net of acquired assets
and liabilities:
Decrease (increase) in accounts receivable	(13,094)	(26,311)
Decrease (increase) in other receivables	942	5,757
Decrease (increase) in inventory	(21,198)	(10,084)
Decrease (increase) in prepaid and other current assets	(1,280)	2,607
Increase (decrease) in accounts payable and accrued expenses	(12,004)	(896)
Increase (decrease) in unearned revenue	651	174
Increase (decrease) in interest and taxes payable	2,054	(935)
Increase (decrease) in long-term liabilities	(1,623)	(2,754)
Other — net	(20)	(162)

Net cash used in operating activities	(20,754)	(15,770)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(3,869)	(13,349)
Payments for mine development	(127)	(2,477)
Reimbursements for capital equipment under government contracts	1,112	5,360
Payments for purchase of business net of cash received	—	(22,332)
Proceeds from transfer of acquired inventory to consignment line	—	3,333
Proceeds from sale of property, plant and equipment	31	76

Net cash used in investing activities	(2,853)	(29,389)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	8,561	(5,697)
Proceeds from issuance of long-term debt	20,000	50,000
Repayment of long-term debt	(10,000)	—
Principal payments under capital lease obligations	(257)	(55)
Issuance of common stock under stock option plans	637	27
Tax benefit from stock compensation realization	376	2

Net cash provided from financing activities	19,317	44,277
Effects of exchange rate changes	193	(254)

Net change in cash and cash equivalents	(4,097)	(1,136)
Cash and cash equivalents at beginning of period	16,104	12,253

Cash and cash equivalents at end of period	$12,007	$11,117

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A —	Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 1, 2011 and December 31, 2010 and the results of operations for the three month periods ended April 1, 2011 and April 2, 2010. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2011 consolidated financial statement presentation.

Note B —	Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	Apr. 1,	Dec. 31,
(Thousands)	2011	2010

Principally average cost:
Raw materials and supplies	$50,595	$43,295
Work in process	154,788	159,081
Finished goods	57,021	32,991

Gross inventories	262,404	235,367
Excess of average cost over LIFO inventory value	86,026	80,900

Net inventories	$176,378	$154,467

Note C —	Pensions and Other Post-retirement Benefits

The following is a summary of the first quarter 2011 and 2010 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Apr. 1,	Apr. 2,	Apr. 1,	Apr. 2,
(Dollars in thousands)	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$1,516	$1,244	$71	$68
Interest cost	2,309	2,156	399	435
Expected return on plan assets	(2,685)	(2,536)	—	—
Amortization of prior service cost	(118)	(132)	(9)	(9)
Amortization of net loss	982	711	—	—

Net periodic benefit cost	$2,004	$1,443	$461	$494

The Company made contributions to the domestic defined benefit pension plan of $1.8 million in the first quarter of 2011.

Note D —	Contingencies

Materion Brush Inc. (formerly known as Brush Wellman Inc.), one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Two CBD cases were outstanding as of December 31, 2010. During the first quarter 2011, one case was dismissed while a settlement agreement was reached in the other case for an amount less than $0.1 million (although the case was not dismissed until early in the second quarter 2011). There were no new CBD cases filed during the first quarter 2011.

The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.1 million as of April 1, 2011 and $5.2 million as of December 31, 2010. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E —	Comprehensive Income

The reconciliation between net income and comprehensive income for the three month period ended April 1, 2011 and April 2, 2010 is as follows:

	First Quarter Ended
	Apr. 1,	Apr. 2,
(Dollars in thousands)	2011	2010

Net income	$11,818	$6,721
Cumulative translation adjustment	1,311	(906)
Change in the fair value of derivative
financial instruments, net of tax	(200)	531
Pension and other retirement plan
liability adjustments, net of tax	560	376

Comprehensive income	$13,489	$6,722

Note F —	Segment Reporting

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

	Advanced
	Material	Performance	Beryllium and	Technical		All
(Dollars in thousands)	Technologies	Alloys	Composites	Materials	Subtotal	Other	Total

First Quarter 2011
Sales to external customers	$256,626	$84,449	$13,958	$19,661	$374,694	$111	$374,805
Intersegment sales	681	910	190	318	2,099	—	2,099
Operating profit (loss)	10,709	8,765	86	2,157	21,717	(3,640)	18,077
Assets	336,190	245,569	122,154	25,651	729,564	30,279	759,843
First Quarter 2010
Sales to external customers	$203,010	$63,388	$13,095	$15,462	$294,955	$127	$295,082
Intersegment sales	394	3,749	33	392	4,568	—	4,568
Operating profit (loss)	8,464	3,328	2,157	1,041	14,990	(1,785)	13,205
Assets	314,864	205,555	91,947	23,049	635,415	42,428	677,843

Note G —	Stock-based Compensation Expense

Stock-based compensation expense was $1.0 million in the first quarter 2011 and 2010.

The Company received $0.6 million for the exercise of approximately 49,000 options during the first quarter 2011. Approximately 7,000 stock appreciation rights were exercised in the first quarter as well.

Note H —	Other-net

Other-net expense for the first quarter of 2011 and 2010 is summarized as follows:

	First Quarter Ended
	Apr. 1,	Apr. 2,
(Dollars in thousands)	2011	2010

Foreign currency exchange/translation loss	$(344)	$(553)
Amortization of intangible assets	(1,509)	(1,485)
Metal consignment fees	(2,129)	(1,174)
Derivative ineffectiveness	—	(489)
Other items	311	(383)

Total	$(3,671)	$(4,084)

Note I —	Income Taxes

The tax expense of $5.7 million in the first quarter 2011 was calculated by applying a rate of 32.4% against income before income taxes, while the tax expense of $5.9 million in the first quarter 2010 was calculated by applying a rate of 46.6% against the income before income taxes in that period. The differences between the statutory and effective rates in both quarters was due to the impact of percentage depletion, foreign source income and deductions, the production deduction, executive compensation, state and local taxes and other factors.

In addition, the tax expense in the first quarter 2010 included a discrete item of $1.4 million for the reduction in a deferred tax asset. The asset was reduced as a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This legislation eliminates the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy program beginning in 2013.

There were no material discrete events that affected the tax rate in the first quarter 2011.

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of April 1, 2011:

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investments	$680	$680	$—	$—
Foreign currency forward contracts	7	—	7	—

Total	$687	$680	$7	$—

Financial Liabilities
Directors’ deferred compensation liability	$680	$680	$—	$—
Foreign currency forward contracts	1,851	—	1,851	—

Total	$2,531	$680	$1,851	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of April 1, 2011.

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

The outstanding foreign currency forward contracts had a notional value of $36.6 million as of April 1, 2011. All of these contracts were designated as and effective as cash flow hedges. There was no ineffectiveness associated with the outstanding currency contracts. The fair value of these contracts was recorded on the balance sheet as of April 1, 2011 as follows (dollars in thousands):

Fair
(Asset/liability)	Value

Other assets	$7
Other liabilities and accrued items	(1,770)
Other long-term liabilities	(81)

Total	$(1,844)

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of April 1, 2011 and April 2, 2010 and the amounts transferred into income for the three month periods then ended is as follows:

	Apr. 1,	Apr. 2,
(Dollars in thousands)	2011	2010

Derivative in cash flow hedging relationship	Foreign Currency	Foreign Currency
	Forward Contracts	Forward Contracts
Effective portion of hedge:
Gain (loss) recognized in OCI at the end of the period	$(1,844)	$932
Location of gain (loss) reclassified from OCI into income	Other-net	Other-net
Amount of gain (loss) reclassified from OCI into income	$(610)	$(10)
Ineffective portion of hedge and amounts excluded from
Effectiveness testing:
Location of gain (loss) recognized in income on derivative	Other-net	Other-net
Amount of gain (loss) recognized in income on derivative	$—	$—

The Company secured a debt obligation with an embedded copper derivative in October 2009. The derivative provided an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative did not qualify as a hedge for accounting purposes and changes in its fair value were charged against income in the current period. In the first quarter 2010, the Company secured forward contracts to reduce the variability of the charges against income due to movements in the derivative’s fair value. The ineffectiveness on the embedded derivative and the forward contract was a net $0.5 million expense in the first quarter 2010 and was recorded in other-net on the Consolidated Statements of Income. The forward contracts and the embedded copper derivative matured in subsequent quarters of 2010.

During the first quarter 2011, the Company secured a forward contract to sell a specified quantity of gold. The contract served as an economic hedge of gold purchased and held in inventory for use in manufacturing products for sale in the normal course of business. No hedge designation was assigned to the contract. The contract matured in the first quarter 2011 and resulted in a loss of $0.2 million that was recorded in cost of sales on the Consolidated Statements of Income.

The Company expects to relieve $1.8 million from OCI and charge other-net on the Consolidated Statements of Income in the twelve month period beginning April 2, 2011.

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

Sales of $374.8 million in the first quarter 2011 established a record high surpassing the previous record set in the fourth quarter 2010 by 5%. We have set quarterly sales records in four of the five most recent quarters. Sales in the first quarter 2011 were also 27% higher than sales in the first quarter 2010.

The sales growth in the first quarter 2011 resulted from the continued strong demand across a number of our key markets, including consumer electronics, industrial components and commercial aerospace, automotive electronics and energy, and the pass-through of higher metal prices.

Gross margin was $55.8 million in the first quarter 2011 compared to $49.3 million of margin in the first quarter 2010. The margin benefits from the higher volumes, improved pricing and other factors combined to more than offset start-up related costs associated with the new beryllium facility and an increase in manufacturing overhead costs.

The growth in gross margin netted with a modest increase in selling, general and administrative (SG&A) expenses of 4% (largely due to the costs associated with changing the company name to Materion Corporation) and a minor net change in other expenses resulted in a $4.9 million improvement in operating profit in the first quarter 2011 over the first quarter 2010. Interest expense was unchanged in the first quarter 2011 from the first quarter 2010 while the tax rate was lower (partially due to an unfavorable discrete event recorded in the first quarter 2010). Net income improved $5.1 million, from $6.7 million in the first quarter 2010 to $11.8 million in the first quarter 2011. Earnings per share were $0.57 in the first quarter 2011 and $0.33 in the first quarter 2010.

Debt increased $18.6 million in the first quarter 2011 in order to finance capital expenditures and an increase in working capital.

Results of Operations

	First Quarter
(Millions, except per share amounts)	2011	2010

Sales	$374.8	$295.1
Operating profit	18.1	13.2
Income before income taxes	17.5	12.6
Net income	11.8	6.7
Diluted earnings per share	$0.57	$0.33

Sales of $374.8 million in the first quarter 2011 were $79.7 million, or 27%, higher than sales of $295.1 million in the first quarter 2010. Sales have improved over the corresponding quarter in the prior year for six consecutive quarters.

Domestic sales grew approximately 34% in the first quarter 2011 over the first quarter 2010. International sales were $95.1 million in the first quarter 2011, an 11% growth rate over the international sales of $85.6 million in the first quarter 2010. The majority of the international sales growth was in Europe.

Sales to the majority of our key markets grew in the first quarter 2011 over the first quarter 2010.

The consumer electronics market, which accounted for approximately 40% of our total sales in the first quarter 2011, showed the most growth as a result of improved demand for our materials for smart phones, hand held electronic devices and other applications.

Sales to the industrial components and commercial aerospace market also contributed to the sales growth in the first quarter 2011. The growth resulted from additional sales for heavy equipment, plastic tooling and other applications. Sales to this market accounted for 11% of first quarter 2011 sales.

Sales to the energy market also grew in the first quarter largely due to the increased demand for our alloys for oil and gas applications. Sales for architectural glass and solar energy applications increased by more modest amounts. The energy market represented approximately 8% of sales in the first quarter 2011.

Sales to the automotive electronics market, while only 5% of our total sales, grew in excess of 25% in the first quarter 2011 over the first quarter 2010.

Medical market sales, which were approximately 5% of our total first quarter 2011 sales, improved by a minor amount. We believe that this market represents long-term growth potential for our materials.

Sales to the defense and science market in the first quarter 2011 were essentially unchanged from the first quarter 2010 although our traditional beryllium-based defense sales were lower. Sales to this market accounted for 10% of our first quarter 2011 sales, which was below the 2010 percentage.

Demand strengthened from the majority of our markets in the first quarter 2010 after being weak during 2009 due to the global economic crisis. We believe that the demand for our products fell further than the decline in end-use consumer spending due to excess inventories in the downstream supply chain in 2009 and that a portion of the growth in demand and sales in the first quarter 2010 may have been due to a replenishment of inventories in the supply chain that were drawn down throughout 2009.

In addition to improved demand, sales also grew in the first quarter 2011 over the first quarter 2010 due to the pass-through of higher metal prices. We use copper, gold, palladium, platinum, ruthenium and silver in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase price are passed on to our customers in the form of higher or lower selling prices. Average prices for these metals in the aggregate were higher in the first quarter 2011 than in the first quarter 2010 and accounted for an estimated $44.5 million of the $79.7 million increase in sales between periods.

The sales order entry rate remained firm throughout the first quarter 2011 as orders exceeded shipments in the quarter by approximately 5%.

Gross margin was $55.8 million in the first quarter 2011, an improvement of $6.5 million over the gross margin of $49.3 million in the first quarter 2010. Gross margin was 15% of sales in the first quarter 2011 and 17% of sales in the first quarter 2010. Despite the increase in gross margin dollars, the gross margin as a percent of sales was lower due to the higher metal pass-through in sales in the first quarter 2011.

The increased margin dollars in the first quarter 2011 resulted from the margin contribution from the higher sales, improved pricing in a portion of our business and a favorable change in product mix. In addition, the majority of our facilities continued to run at high production levels which create higher machine utilization rates and operating efficiencies. Margins in the first quarter 2010 had been reduced by lower than expected manufacturing yields on welded products at the Elmore, Ohio facility. The causes of the lower yields were identified and resolved in subsequent quarters in 2010.

These margin benefits were partially offset by start-up costs and other inefficiencies with the new beryllium facility. Construction and installation of this operation was nearing completion and during the first quarter and into the second quarter we were in the process of testing the equipment and bringing it up on line.

Higher material prices due to the lag between receipt of an order and the ultimate shipment of that order also had a negative impact on margins in a portion of our business during the first quarter 2011. Manufacturing overhead costs increased 14% in the first quarter 2011 over the first quarter 2010 as a result of investments to support the current and projected growth in the business, ongoing support costs for the new beryllium facility, higher utility costs at various facilities and other factors.

In the first quarter 2010, we recorded an estimated $1.6 million margin benefit resulting from the reduction in the projected year-end 2010 balance in a portion of our inventory subject to last-in, first-out (LIFO) accounting and the associated depletion of a LIFO inventory layer. There was no corresponding benefit recorded in the first quarter 2011.

SG&A expenses were $31.6 million in the first quarter 2011 compared to $30.3 million in the first quarter 2010. As a percent of sales, SG&A expenses decreased from 10% in the first quarter 2010 to 8% in the first quarter 2011.

Costs associated with the company name change in the first quarter 2011 totaled $1.6 million. We anticipate that there will be additional administrative and marketing expenses associated with the name change in subsequent quarters in 2011, but those quarterly expenses should be less than the first quarter 2011.

The incentive compensation expense under cash-based plans was $1.2 million lower in the first quarter 2011 than the first quarter 2010 due to differences in the projected level of annual profit and other factors relative to the plans’ targets in each year. Stock-based compensation expense of $1.0 million in the first quarter 2011 was unchanged from the first quarter 2010.

Other corporate-directed initiatives designed to improve long-term efficiencies and profitability added to SG&A expenses during the first quarter 2011. Corporate information technology costs increased in the first quarter 2011 over the first quarter 2010 as a result of system development and support efforts. Employment costs within SG&A also increased due to higher domestic pension and 401(k) plan expenses. Various expenses also increased in support of the higher sales level as well.

Research and development (R&D) expenses were $2.4 million in the first quarter 2011 versus $1.7 million in the first quarter 2010. We increased our R&D activities in portions of our business in the first quarter 2011.

Other-net expense was $3.7 million in the first quarter 2011 and $4.1 million in the first quarter 2010 as lower exchange and translation losses, derivative ineffectiveness and other items more than offset an increase in the metal consignment fee. See Note H to the Consolidated Financial Statements for details of the major components within other-net expense.

The metal consignment fee was $1.0 million higher in the first quarter 2011 than in the first quarter 2010 largely due to the increased value of the consigned precious metal on hand. The additional copper pounds on consignment in the first quarter 2011 contributed to the higher fee as well.

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts. The net exchange and translation losses were $0.2 million lower in the first quarter 2011 than the first quarter 2010.

The derivative ineffectiveness expense of $0.5 million in the first quarter 2010 resulted from movements in the fair values of copper derivatives that did not qualify for hedge accounting. These instruments matured in subsequent quarters in 2010 and there was no ineffectiveness associated with the outstanding derivatives in the first quarter 2011.

Amortization of intangible assets of $1.5 million in the first quarter 2011 was unchanged from the first quarter 2010.

Other-net expense also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other non-operating items. These items netted to a benefit of $0.3 million in the first quarter 2011 versus an expense of $0.4 million in the first quarter 2010.

Operating profit of $18.1 million in the first quarter 2011 was a $4.9 million improvement over the operating profit of $13.2 million in the first quarter 2010. The improved profitability resulted from the net margin benefit from the higher sales, improved pricing and other factors offset in part by an increase in expenses. Operating profit was 5% of sales in the first quarter 2011 and 4% of sales in the first quarter 2010.

Interest expense — net was $0.6 million in the first quarter 2011, unchanged from the first quarter 2010. Average debt levels were similar in the two periods while outstanding capital leases and the associated interest costs were higher in the first quarter 2011. The average borrowing rate was slightly lower in the first quarter 2011 than the first quarter 2010.

The income before income taxes and the income tax expense for the first quarter 2011 and 2010 were as follows:

	First Quarter
(Millions)	2011	2010

Income before income taxes	$17.5	$12.6
Income tax expense	5.7	5.9
Effective tax rate	32.4%	46.6%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and deductions and other items were major factors for the difference between the effective and statutory rates in both the first quarter 2011 and 2010.

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

There were no material discrete events affecting the tax rate in the first quarter 2011.

Net income was $11.8 million (or $0.57 per share, diluted) in the first quarter 2011 versus $6.7 million (or $0.33 per share, diluted) in the first quarter 2010.

Segment Results

Changing our name from Brush Engineered Materials Inc. to Materion Corporation in the first quarter 2011 did not alter our senior management structure or how the chief operating decision maker evaluates the performance of our businesses. We continue to have the same four reportable segments as we had previously with no change in their make up or reporting structure, although the names of those segments were changed effective with the reporting of the 2010 year-end results. Advanced Material Technologies and Services was renamed Advanced Material Technologies, Specialty Engineered Alloys was changed to Performance Alloys, Beryllium and Beryllium Composites was shortened to Beryllium and Composites, and Engineered Material Systems was changed to Technical Materials.

Results by segment are depicted in Note F to the Consolidated Financial Statements. The results for Materion Services Inc. (formerly known as BEM Services, Inc.), a wholly owned subsidiary that provides administrative and financial services on a cost-plus basis to other units within the organization, and other corporate costs are included in the All Other column of our segment reporting.

The operating loss within All Other was $1.9 million higher in the first quarter 2011 than the first quarter 2010 due to the costs incurred to affect the company name change, other corporate initiatives and higher manpower costs offset in part by reductions in incentive compensation and derivative ineffectiveness expense.

Advanced Material Technologies

	First Quarter
(Millions)	2011	2010

Sales	$256.6	$203.0
Operating profit	10.7	8.5

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

Sales from Advanced Material Technologies totaled $256.6 million in the first quarter 2011, a 26% improvement over sales of $203.0 million in the first quarter 2010.

Advanced Material Technologies adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum, and palladium were higher on average in the first quarter 2011 than in the first quarter 2010 and increased sales an estimated $40.2 million. Sales growth from all other factors was $13.4 million.

Sales of products manufactured at the Buffalo, New York facility, including targets, lids and wire, grew in the first quarter 2011 over the first quarter 2010 due to the continued increased demand for wireless, handset, semiconductor and other microelectronic applications from the consumer electronics and defense markets. Refine revenue also increased as a result of additional metal to be reclaimed in the supply chain. Sales for head applications within the data storage sector of the consumer electronics market showed modest improvement in the first quarter 2011.

Advanced chemical sales were higher in the first quarter 2011 than the first quarter 2010 due to growth from traditional applications, including semiconductor and security. These materials are also used in LED, solar energy and other applications.

Sales of precision optics declined in the first quarter 2011 from the first quarter 2010. A portion of this decline was due to softness in deep space, science and astronomy applications within the defense and science market that are primarily financed by government funding. The traditional precision optic defense business remained firm and was supported by a solid backlog.

Sales of precision polymer films into the medical market, after adjusting for changes in gold prices, were lower in the first quarter 2011 than the first quarter 2010. After our product was requalified by a major customer, shipment volumes began to ramp up in the first quarter 2011 over the lower volumes in the fourth quarter 2010. We are also in the process of developing additional medical applications for polymer films in conjunction with key customers that we believe may have long-term growth potential.

Sales of microelectronic packages, one of this segment’s smaller product lines, declined 24% in the first quarter 2011 from the first quarter 2010. We anticipated that sales of packages would decline in 2011 due to a change in technology within the telecommunications infrastructure market.

The sales order entry rate for the segment exceeded sales by a minor amount in the first quarter 2011.

Advanced Material Technologies generated a gross margin of $29.1 million, or 11% of sales, in the first quarter 2011 compared to a gross margin of $27.1 million, or 13% of sales, generated in the first quarter 2010.

The $2.0 million margin improvement resulted from a combination of factors. The additional sales volume provided a margin benefit while the change in product mix was favorable, partially due to the increase in refining revenue. Inventory write-downs and additional yield costs of $0.6 million recorded in the first quarter 2010 did not repeat in the first quarter 2011. Various facilities also made improvements in their operating costs and efficiencies. The margin as a percent of sales was lower in the first quarter 2011 than the first quarter 2010 due to the impact of the higher metal price pass-through.

Total SG&A, R&D and other-net expenses were $18.4 million (7% of sales) in the first quarter 2011 versus $18.6 million (9% of sales) in the first quarter 2010. Legal fees were $0.3 million lower in the first quarter 2011 than in the first quarter 2010 due to activity associated with the acquisition of Academy Corporation (Academy) and the favorable resolution to pending litigation matters during the first quarter of last year. We also recorded $0.2 million of severance costs in the first quarter 2010 and none in the first quarter 2011. Incentive compensation was lower in the first quarter 2011 than in the first quarter 2010. These savings along with other miscellaneous cost savings and changes in non-operating items were partially offset by an increase in the metal consignment fee and higher marketing expenses in the first quarter 2011.

Operating profit from Advanced Material Technologies totaled $10.7 million in the first quarter 2011 and $8.5 million in the first quarter 2010. Operating profit was 4% of sales in both the first quarter 2011 and 2010.

Performance Alloys

	First Quarter
(Millions)	2011	2010

Sales	$84.4	$63.4
Operating profit	8.8	3.3

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products’ sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas exploration and extraction components, bearings, bushings, welding rods, plastic mold tooling, and undersea telecommunications housing equipment; and,

Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, by the Beryllium and Composites segment. Sales of hydroxide are also made on a limited basis.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents.

Sales by Performance Alloys were $84.4 million in the first quarter 2011, a $21.0 million, or 33%, improvement over sales of $63.4 million in the first quarter 2010. Sales increased domestically and internationally, with strip and bulk products both growing at double digit rates. A portion of the sales growth was due to improved pricing. Sales have increased versus the comparable quarter in the prior year for five consecutive quarters.

Improved demand for our materials for applications within the consumer electronics market, including smart phones and other hand held electronic devices, contributed to the growth in strip sales in the first quarter 2011 over the first quarter 2010. Sales of strip products to the automotive electronics market were also higher in the first quarter 2011 than the first quarter 2010.

The higher bulk product sales in the first quarter 2011 resulted in part from stronger demand from the oil and gas sector within the energy market and for undersea telecommunications applications, primarily in Asia. The demand for bulk products from the industrial components and commercial aerospace market, including heavy equipment and plastic tooling applications, also improved in the first quarter 2011.

Strip product volumes shipped grew 3% in the first quarter 2011 over the first quarter 2010. The growth was primarily from thin diameter rod and wire products. Bulk product volumes shipped were 19% higher in the first quarter 2011 than the first quarter 2010.

Sales of beryllium hydroxide totaled $1.2 million in the first quarter 2011. There were no sales of hydroxide in the first quarter 2010.

Metal prices were higher in the first quarter 2011 than the first quarter 2010 and the increased metal pass-through accounted for an estimated $3.9 million of the $21.0 million increase in sales between periods.

The sales order entry rate strengthened in the first quarter 2011 and exceeded sales in the first quarter 2011 by approximately 11%. Order entry in the first quarter 2011 was also approximately 35% higher than it was in the fourth quarter 2010.

Performance Alloys generated a gross margin of $19.4 million, or 23% of sales, in the first quarter 2011 compared to a gross margin of $15.2 million, or 24% of sales, in the first quarter 2010.

The majority of the margin improvement on a dollar basis was due to the additional margin generated by the higher sales volume. The manufacturing facilities continued to operate at high levels of production and therefore they continue to generate operating efficiencies. However, with the increase in order entry, lead times for certain products have extended out. Gross margin in the first quarter 2011 has also benefitted from the improved pricing and a favorable change in product mix, including the increase in shipments of rod and wire and various bulk products.

The previously discussed $1.6 million benefit from a LIFO reserve adjustment flowed through Performance Alloys’ gross margin in the first quarter 2010. There was no similar benefit recorded in the first quarter 2011. The higher copper prices also negatively impacted margins in the first quarter 2011 due to the lag between when an order is received (and priced with the current copper cost) and when it is ultimately shipped.

Total SG&A, R&D and other-net expenses were $10.6 million (13% of sales) in the first quarter 2011 and $11.8 million (19% of sales) in the first quarter 2010. A reduction in the incentive compensation expense resulting from differences in the projected earnings relative to the plan targets for each year accounted for the majority of the lower expense. Cost control efforts continued in the first quarter 2011 as various reductions in headcount due to retirements were not replaced. Currency exchange losses were lower in the first quarter 2011 than the first quarter 2010 as well.

Performance Alloys’ operating profit was $8.8 million in the first quarter 2011, an improvement of $5.5 million over the operating profit of $3.3 million in the first quarter 2010. Operating profit was 10% of sales in the first quarter 2011 and 5% of sales in the first quarter 2010.

Beryllium and Composites

	First Quarter
(Millions)	2011	2010

Sales	$14.0	$13.1
Operating profit	0.1	2.2

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

Beryllium and Composites sales totaled $14.0 million in the first quarter 2011, an increase of 7% from sales of $13.1 million in the first quarter 2010.

The sales growth was largely due to a 49% increase in sales for industrial component applications, which included higher shipment of non-medical x-ray window materials from the Fremont facility. Sales of beryllia ceramics improved 13% in the first quarter 2011 over the first quarter 2010 largely as a result of increased shipments for medical applications. The growth to these two markets was partially offset by a 10% reduction in sales for traditional defense applications due to changes in government spending patterns. Sales to the energy and telecommunications infrastructure markets in the first quarter 2011 were relatively unchanged from the first quarter 2010.

The order entry level was less than sales in the first quarter 2011, reflecting the softness in the defense and science market.

Beryllium and Composites generated a gross margin of $3.1 million, or 23% of sales, in the first quarter 2011, a decline of $1.1 million from the gross margin of $4.2 million, or 32% of sales, generated in the first quarter 2010.

Margins were reduced in the first quarter 2011 as a result of additional costs and inefficiencies totaling approximately $1.2 million associated with the start-up of the new beryllium facility. Construction of this facility, which is designed to produce pure beryllium metal from beryllium hydroxide, was nearing completion in the first quarter 2011 and we incurred additional costs for supplies, maintenance and other items as we worked to bring the equipment on line and resolve other start-up challenges. Once operational later this year, this facility will reduce the need to purchase pure beryllium metal from outside suppliers.

The favorable margin benefit from the higher volume in the first quarter 2011 as compared to the first quarter 2010 was generally offset by an unfavorable product mix shift (partially due to the lower traditional defense sales) and higher material input costs. Overhead costs increased in the first quarter 2011 over the first quarter 2010, including ongoing normal support costs for the new facility. The gross margin in the first quarter 2010 was unfavorably affected by higher manufacturing yield losses on welded products. Yields on these products improved in subsequent quarters of last year.

SG&A, R&D and other-net expenses for Beryllium and Composites were $3.1 million, or 22% of sales, in the first quarter 2011 compared to $2.1 million, or 16% of sales, in the first quarter 2010.

R&D costs increased in the first quarter 2011 over the first quarter 2010 as a result of increased activities and project work. Selling and marketing expenses also grew as a result of higher manpower, services and other costs. Differences in other income and expense and other non-operating items also contributed to the higher expense level in the first quarter 2011.

Operating profit for Beryllium and Composites was $0.1 million in the first quarter 2011 versus $2.2 million in the first quarter 2010.

Technical Materials

	First Quarter
(Millions)	2011	2010

Sales	$19.7	$15.5
Operating profit	2.2	1.0

Technical Materials manufactures clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or brazing alloy to be applied to a base metal only where it is needed, reducing the material cost to the customer as well as providing design flexibility. Major applications for these products include connectors, contacts and semiconductors while the largest markets are automotive electronics and consumer electronics. The energy and medical markets are smaller but offer further growth opportunities. Technical Materials’ products are manufactured at the Lincoln, Rhode Island facility.

Sales from Technical Materials were $19.7 million in the first quarter 2011, an increase of $4.2 million, or 27%, over sales of $15.5 million in the first quarter 2010. The majority of the increase was due to improved sales to the automotive electronics market. Sales to the consumer electronics market showed modest improvement, largely due to increased sales of disk drive arms. Sales for emerging applications in the energy market, while still relatively small, contributed to the sales growth in the first quarter 2011 as well.

The order entry rate was approximately 9% higher than sales in the first quarter 2011. The order rate strengthened in the latter portion of the quarter.

Technical Materials generated a gross margin of $4.4 million in the first quarter 2011, a $1.4 million improvement over the $3.0 million of margin generated in the first quarter 2010. Gross margin also improved to 22% of sales in the first quarter 2011 from 20% of sales in the first quarter 2010.

The growth in gross margin in the first quarter 2011 over the first quarter 2010 was due to the benefits of the increased sales volume. Labor and other direct manufacturing costs were higher in the first quarter 2011, but the increase was proportional to the increase in sales. Manufacturing overhead costs were essentially unchanged.

Total SG&A, R&D and other-net expenses were $2.2 million, or 11% of sales, in the first quarter 2011 and $2.0 million, or 13% of sales, in the first quarter 2010. Selling and marketing expenses were higher, mainly due to commissions and travel expenses which tend to vary with sales. Metal consignment fees were higher in the first quarter 2011 than the first quarter 2010 as a result of the increased metal prices. Incentive compensation expense was also higher in the first quarter 2011 due to the improved projected annual profitability relative to the plan target.

Technical Materials’ operating profit improved from $1.0 million in the first quarter 2010 to $2.2 million in the first quarter 2011. Operating profit was 11% of sales in the first quarter 2011 and 7% of sales in the first quarter 2010.

Legal

One of our subsidiaries, Materion Brush Inc. (formerly known as Brush Wellman Inc.), is a defendant from time to time in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Year Ended
	Apr. 1, 2011	Dec. 31, 2010

Total cases pending	1	2
Total plaintiffs	3	6
Number of claims (plaintiffs) filed during period ended	0(0)	1(1)
Number of claims (plaintiffs) settled during period ended	0(0)	2(2)
Aggregate cost of settlements during period ended (dollars in thousands)	$43	$20
Number of claims (plaintiffs) otherwise dismissed	1(3)	1(1)

Although the parties agreed to settle and dismiss the one case shown as pending as of April 1, 2011 for $43,000 during the first quarter 2011, the court did not dismiss the case until early in the second quarter 2011. The other case that was pending as of December 31, 2010 was dismissed with no settlement payment during the first quarter 2011.

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

Although it is not possible to predict the outcome of any litigation that may be pending against our subsidiaries and us, we provide for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding our reserves. An unfavorable outcome or settlement of a beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate our potential exposure to unasserted claims.

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases.

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

Financial Position

Net cash used in operations was $20.8 million in the first quarter 2011 as the net unfavorable change in working capital, primarily increases to accounts receivable and inventory and a decrease to other liabilities and accrued items, more than offset net income and the benefits of depreciation and amortization.

Cash totaled $12.0 million as of the end of the first quarter 2011, a decrease of $4.1 million from the year-end 2010 balance of $16.1 million.

Accounts receivable of $153.4 million as of the end of the first quarter 2011 were $14.0 million, or 10%, higher than the year-end 2010 balance of $139.4 million. Approximately half of this growth was due to the higher sales volume in the first quarter 2011 than the fourth quarter 2010. The remainder of the growth was due to a slight slow down in the days sales outstanding (DSO), a measure of how quickly receivables are collected, to approximately 37 days. This DSO level, however, is still within the normal range for our operations.

We continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. The bad debt expense in the first quarter 2011 was only $0.1 million.

Other receivables of $3.0 million at the end of the first quarter 2011 and $4.0 million at the end of 2010 primarily represented the amounts due for billings under a government contract to construct the beryllium production facility. The balances at the end of both periods also included minor amounts due for other non-trade items.

Inventories totaled $176.4 million as of April 1, 2011, an increase of $21.9 million, or 14%, from the $154.5 million balance at December 31, 2010.

The majority of the increase in inventories was in Performance Alloys largely in order to support the growing level of demand. Performance Alloys’ pounds in inventory increased by 13% during the quarter. The high level of demand on the factories has also led to longer lead times on certain products, which in turn contributed to the increase in inventory levels.

Inventories within Beryllium and Composites also increased due to the timing of shipments and higher production costs.

Inventories within Advanced Material Technologies increased by an immaterial amount during the quarter as the majority of this segment’s production requirements are maintained on off-balance sheet consignment arrangements.

Technical Materials reduced their inventories by approximately 10% during the first quarter 2011 despite an increase in sales volumes. Their inventory turns, a measure of how efficiently inventory is utilized, improved accordingly.

The costs of various raw materials increased in the first quarter 2011. However, we use the LIFO method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold and copper, is generally charged to cost of sales in the current period. The older, and often times lower, costs are used to value the inventory on hand under the LIFO method. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method have only a minimal impact on changes in the inventory carrying value.

Capital expenditures for the first quarter 2011 and 2010 are summarized as follows:

	First Quarter
(Millions)	2011	2010

Capital expenditures	$3.9	$13.3
Mine development	0.1	2.5

Subtotal	4.0	15.8
Reimbursement for spending under government contract	1.1	5.4

Net spending	$2.9	$10.4

We have a Title III contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. As noted, the facility was nearing completion in the first quarter 2011. The total cost of the project is estimated to be $95.0 million, with the DoD providing approximately 75% of the funding. The final cost of the project and the DoD’s share will be determined based upon the satisfactory completion of the final construction items, resolution of any start-up issues and other factors. Spending on this project included within the $3.9 million of expenditures in the above table totaled $0.4 million in the first quarter 2011. The reimbursement received from the government of $1.1 million exceeded the spending in the first quarter 2011 due to a normal lag between when the spending occurs and the government issues the reimbursement. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets.

The remainder of the capital spending was on isolated pieces of new equipment, upgrades to existing equipment and various infrastructure projects. Advanced Material Technologies spent $1.4 million in the first quarter 2011 and included spending on an expansion of the shield kit cleaning operations. Capital spending within Performance Alloys totaled $1.2 million. Capital spending in the first quarter 2011 also included various information technology projects.

Capital spending was below the level of depreciation in the first quarter 2011.

Intangible assets were $35.2 million as of April 1, 2011, a decline of $1.6 million from the December 31, 2010 balance due to the current period amortization. No intangible assets were acquired during the first quarter 2011.

Other liabilities and accrued items were $45.6 million at the end of the first quarter 2011, a decline of $14.3 million from the $59.9 million balance as of year-end 2010. The major cause for the decline was the payment of the 2010 annual incentive compensation to employees during the first quarter 2011. The balances of various liabilities also changed due to business levels, seasonal factors or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $3.0 million at the end of the first quarter 2011 versus $2.4 million as of December 31, 2010. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $17.9 million as of the end of the first quarter 2011, unchanged from the year-end 2010 balance. Declines in the outstanding capital lease balance due to payments and the legal reserve due to resolution of two cases were offset by increases in other miscellaneous liabilities.

Unearned income was $58.3 million at the end of the first quarter 2011 and $57.2 million at year-end 2010. This balance represents reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. Once the equipment is placed in service later in 2011, this liability will be reduced and credited to income ratably with the depreciation expense on the equipment.

The retirement and post-employment benefit balance was $82.0 million at the end of the first quarter 2011, a decline of $0.5 million from the $82.5 million balance at December 31, 2010. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic pension plan declined a net $0.7 million as a result of the contributions to the plan of $1.8 million and an adjustment to other comprehensive income, a component of shareholders’ equity, of $0.9 million offset in part by a current quarter expense of $2.0 million.

The liability for the other retirement plans changed by minor amounts due to differences between the payments made and the quarterly expense and other factors.

Debt totaled $104.7 million at the end of the first quarter 2011 compared to $86.1 million as of year-end 2010. The additional borrowings were used to fund the increase in working capital and the capital expenditures during the quarter.

Outstanding short-term debt, which included domestic and foreign currency denominated loans, was $56.4 million as of the end of the first quarter 2011. Long-term debt totaled $48.3 million as of the end of the first quarter 2011, none of which was currently payable. We were in compliance with all of our debt covenants as of the end of the first quarter 2011.

Shareholders’ equity of $399.2 million as of the end of the first quarter 2011 was an increase of $14.9 million from year-end 2010. The increase was primarily due to the comprehensive income of $13.5 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Net cash used in operations was $15.8 million in the first quarter 2010 as the increase in working capital items, primarily accounts receivable and inventory, more than offset the net income and the benefits of depreciation and amortization. Accounts receivable grew $29.4 million, or 35%, in the first quarter 2010 due to the higher sales volumes offset in part by an improvement in the collection period. Inventories increased $10.4 million, or 8%, in the first quarter 2010, in order to support the higher business levels. Inventory turnover improved in the first quarter 2010 over the year-end 2009 level. Inventories within each of the four reportable segments grew during the first quarter 2010. The acquisition of Academy contributed to the growth in receivables and inventory in the first quarter 2010 over the year-end 2009 levels.

Other liabilities and accrued items increased $2.0 million in the first quarter 2010 due to the current year incentive compensation expense, the acquisition of Academy and other factors. The retirement and post-employment benefit balance declined $2.3 million from the balance at December 31, 2009, largely as a result of the contributions to the domestic defined benefit pension plan of $2.9 million offset in part by other factors.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $10.4 million. Spending included $2.5 million on mine development at our Utah site.

We purchased the outstanding capital stock of Academy for $22.7 million in January 2010. Immediately after the purchase, we transferred ownership of Academy’s precious metal inventory to a financial institution for its fair value and consigned it back under our existing consignment lines.

Outstanding debt totaled $108.8 million at the end of the first quarter 2010, an increase of $44.3 million from the balance as of year-end 2009. The increase in borrowings along with a portion of the excess cash was used to fund the acquisition of Academy, capital expenditures and the cash used in operations. Cash balances totaled $11.1 million at the end of the first quarter 2010, a decline of $1.1 million since year-end 2009.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. We also maintain a portion of our copper requirements on consignment. The balance outstanding under these off-balance sheet consignment arrangements totaled $270.5 million at the end of the first quarter 2011 compared to $211.8 million outstanding as of year-end 2010. The increase in the outstanding balance was due to higher metal prices, additional metal held in the refine system (which has long processing times) and other factors.

We negotiated an increase to the available capacity under the existing off-balance sheet consignment arrangements during the first quarter 2011. The available and unused capacity under the metal financing lines totaled approximately $69.5 million as of April 1, 2011.

We were in compliance with the covenants contained in our consignment agreements as of April 1, 2011.

While our borrowings under existing lines of credit have increased during the first quarter 2011, we have not entered into any new loan agreements since year-end 2010. For additional information on our contractual obligations, please see page 41 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects.

The total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, was 21% as of the end of the first quarter 2011, an increase from 18% as of December 31, 2010. The increase in this ratio was largely due to the additional borrowings used to finance the $20.8 million of cash used in operations in the first quarter 2011. It is not unusual for us to consume cash in the first quarter of a given year. In each of the last eight years, we consumed cash in the first quarter and then generated cash from operations over the balance of the year.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $152.9 million as of the end of the first quarter 2011.

While the capacity under the precious metal consignment lines was increased during the first quarter 2011, should metal requirements increase in future periods, because of higher volumes and/or prices, we may use the available capacity under the existing credit lines to purchase, rather than consign metal and/or require customers to supply more of their own metal.

Critical Accounting Policies

For additional information regarding critical accounting policies, please refer to pages 43 to 46 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

Market Risk Disclosures

For information regarding market risks, please refer to pages 47 to 48 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Outlook

Order entry exceeded the record sales level in the first quarter 2011 and the order entry rate remained at high levels in the early portion of the second quarter 2011. Demand from a number of our key markets continues to be solid, including consumer electronics, industrial components and commercial aerospace, automotive electronics and energy. Shipments to the medical market have improved from the lower levels in the fourth quarter 2010 while portions of our traditional defense business remain soft.

Our margins in the second quarter 2011 will be affected by the ongoing start-up of the new beryllium facility as we continue our efforts to bring this significant operation on line. Margins should continue to benefit from the high level of production and the related efficiencies. Steps are being taken to manage the extended lead times caused by the high level of demand on certain operations. Profitability will also be affected in the second quarter by the cost of various initiatives, including the corporate rebranding effort (although not to the same level as it was in the first quarter 2011).

We remain cautious over the current high cost of gold, silver, copper and other key raw materials and the impact these prices may have on our business levels, related operating margins and financing structure.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements, in particular the outlook provided above. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, defense and science, industrial components and commercial aerospace, automotive electronics, telecommunications infrastructure, appliance, medical, energy and services.

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2011;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses, including the acquisitions of Barr Associates, Inc. and Academy Corporation;

•	The impact of the results of Barr Associates, Inc. and Academy Corporation on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility being constructed in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including the cost and availability of raw materials (both base and precious metals), metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company’s stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war, terrorist activities and acts of God, including the recent earthquake and tsunami in Japan;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The amount and timing of repurchases of our Common Stock, if any;

•	The timing and ability to achieve further efficiencies and synergies resulting from our name change and business unit alignment under the Materion name and Materion brand; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting, that occurred during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of April 1, 2011, our subsidiary, Materion Brush Inc., was a defendant in one proceeding in state court brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, beryllium sensitization or chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

During the first quarter of 2011, the number of beryllium cases decreased from two cases (involving six plaintiffs) as of December 31, 2010 to one case (involving three plaintiffs) as of April 1, 2011. One case (involving one plaintiff) was voluntarily dismissed by the plaintiff. In one case (involving five plaintiffs), two spouses dismissed their consortium claims, and the three remaining plaintiffs have settled their case, but the case had not been dismissed by the court at the end of the quarter. No cases were filed during the quarter.

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

Materion Natural Resources Inc. did not receive any written notice of a pattern of violations under Section 104(e) of the Mine Act, nor the potential to have such a pattern, and they experienced no mining-related fatalities during the current quarter ended April 1, 2011.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarter ended April 1, 2011, pursuant to the Mine Act, for Materion Natural Resources Inc.:

Additional information follows about MSHA references used in the table.

•	Section 104(a) Citations: The total number of violations received from MSHA under section 104(a) that are significant and substantial citations which are for alleged violations of a mining safety standard or regulation where there exits a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature.

•	Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•	Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

	Mine Act					Dollar Value
	Section 104(a)		Mine Act			(In thousands)
	Significant &	Mine Act	Section 104(d)	Mine Act	Mine Act	Proposed
	Substantial	Secton 104(b)	Citations &	Section 110(b)(2)	Section 107(a)	MSHA
Mine ID#	Citations	Orders	Orders	Violations	Orders	Assessments

4200706	—	—	—	—	—	$—

Pending Legal Actions. The Federal Mine Safety and Health Review Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. For the quarter ended April 1, 2011, no legal actions are pending.

Item 6.	Exhibits

3.1	Amendment to Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to the Company’s Form 8-K (File No. 1-15885) on March 8, 2011), incorporated herein by reference.
4.1	Amendment No. 1 to the Third Amended and Restated Precious Metals Agreement dated March 31, 2011, between Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) on April 6, 2011), incorporated herein by reference.
10.1	Amendment No. 5 to the Consignment Agreement dated March 7, 2011 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc.
11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Dated: April 29, 2011