Form 10-Q
period 2011-07-01
MATERION Corp
filed 2011-08-09
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of July 29, 2011 there were 20,437,415 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and first half ended July 1, 2011 are as follows:

Consolidated Statements of Income — Second quarter and first half ended July 1, 2011 and July 2, 2010	2
Consolidated Balance Sheets — July 1, 2011 and December 31, 2010	3
Consolidated Statements of Cash Flows — First half ended July 1, 2011 and July 2, 2010	4
EX-3
EX-10.2
EX-10.3
EX-10.4
EX-11
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Thousands except per share amounts)	2011	2010	2011	2010

Net sales	$424,710	$325,946	$799,515	$621,028
Cost of sales	362,039	270,093	681,043	515,861

Gross margin	62,671	55,853	118,472	105,167
Selling, general and administrative expense	34,048	30,611	65,691	60,950
Research and development expense	2,714	1,798	5,124	3,483
Other-net	5,064	2,946	8,735	7,031

Operating profit	20,845	20,498	38,922	33,703
Interest expense – net	613	691	1,198	1,310

Income before income taxes	20,232	19,807	37,724	32,393
Income tax expense	6,360	6,088	12,034	11,953

Net income	$13,872	$13,719	$25,690	$20,440

Net income per share of common stock — basic	$0.68	$0.68	$1.26	$1.01
Weighted-average number of common shares outstanding — basic	20,421	20,323	20,388	20,290
Net income per share of common stock — diluted	$0.67	$0.67	$1.23	$1.00
Weighted-average number of common shares outstanding — diluted	20,832	20,600	20,812	20,534

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

	July 1,	Dec. 31,
(Thousands)	2011	2010

Assets
Current assets
Cash and cash equivalents	$9,461	$16,104
Accounts receivable	149,386	139,374
Other receivables	2,679	3,972
Inventories	182,389	154,467
Prepaid expenses	37,468	31,743
Deferred income taxes	10,241	10,065

Total current assets	391,624	355,725
Related-party notes receivable	90	90
Long-term deferred income taxes	2,042	2,042
Property, plant and equipment — cost	731,727	719,953
Less allowances for depreciation, depletion and amortization	(473,743)	(454,085)

Property, plant and equipment — net	257,984	265,868
Intangible assets	34,207	36,849
Other assets	7,831	1,900
Goodwill	72,936	72,936

Total assets	$766,714	$735,410

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$39,331	$47,835
Accounts payable	37,912	33,375
Salaries and wages	22,181	34,035
Taxes other than income taxes	256	905
Other liabilities and accrued items	26,705	24,911
Unearned revenue	2,835	2,378
Income taxes	—	3,921

Total current liabilities	129,220	147,360
Other long-term liabilities	18,092	17,915
Retirement and post-employment benefits	81,588	82,502
Unearned income	59,724	57,154
Long-term income taxes	2,905	2,906
Deferred income taxes	4,010	4,912
Long-term debt	55,693	38,305
Shareholders’ equity	415,482	384,356

Total liabilities and shareholders’ equity	$766,714	$735,410

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	July 1,	July 2,
(Thousands)	2011	2010

Net income	$25,690	$20,440
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	22,425	17,100
Amortization of deferred financing costs in interest expense	233	282
Derivative financial instrument ineffectiveness	—	489
Stock-based compensation expense	2,191	1,988
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(8,627)	(58,366)
Decrease (increase) in other receivables	1,293	6,229
Decrease (increase) in inventory	(26,805)	(10,276)
Decrease (increase) in prepaid and other current assets	(5,561)	(1,147)
Decrease (increase) in deferred income taxes	(200)	6,117
Increase (decrease) in accounts payable and accrued expenses	(6,415)	(1,798)
Increase (decrease) in unearned revenue	454	(29)
Increase (decrease) in interest and taxes payable	(4,346)	(359)
Increase (decrease) in long-term liabilities	(1,655)	(1,265)
Other — net	(5,814)	(59)

Net cash used in operating activities	(7,137)	(20,654)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(11,103)	(24,768)
Payments for mine development	(183)	(7,425)
Reimbursements for capital equipment under government contracts	2,570	14,915
Payments for purchase of business net of cash received	—	(20,605)
Proceeds from transfer of acquired inventory to consignment line	—	5,667
Proceeds from sale of property, plant and equipment	33	76
Other investments — net	13	14

Net cash used in investing activities	(8,670)	(32,126)
Cash flows from financing activities:
Repayments of short-term debt	(8,522)	(14,035)
Proceeds from issuance of long-term debt	42,472	70,000
Repayment of long-term debt	(25,083)	—
Debt issuance costs	(623)	—
Principal payments under capital lease obligations	(441)	(55)
Issuance of common stock under stock option plans	698	851
Tax benefit from stock compensation realization	376	164

Net cash provided from financing activities	8,877	56,925
Effects of exchange rate changes	287	(317)

Net change in cash and cash equivalents	(6,643)	3,828
Cash and cash equivalents at beginning of period	16,104	12,253

Cash and cash equivalents at end of period	$9,461	$16,081

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 1, 2011 and December 31, 2010 and the results of operations for the second quarter and first half ended July 1, 2011 and July 2, 2010. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2011 consolidated financial statement presentation.

Note B — Inventories

	July 1,	Dec. 31,
(Thousands)	2011	2010

Principally average cost:
Raw materials and supplies	$57,934	$43,295
Work in process	155,585	159,081
Finished goods	59,615	32,991

Gross inventories	273,134	235,367
Excess of average cost over LIFO inventory value	90,745	80,900

Net inventories	$182,389	$154,467

Note C — Pensions and Other Post-employment Benefits

The following is a summary of the second quarter and first half 2011 and 2010 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	July 1,	July 2,	July 1,	July 2,
(Thousands)	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$1,516	$1,244	$71	$68
Interest cost	2,309	2,156	399	434
Expected return on plan assets	(2,685)	(2,536)	—	—
Amortization of prior service cost	(118)	(132)	(9)	(9)
Amortization of net loss	982	711	—	—

Net periodic benefit cost	$2,004	$1,443	$461	$493

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Thousands)	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$3,033	$2,488	$142	$136
Interest cost	4,618	4,312	798	869
Expected return on plan assets	(5,370)	(5,072)	—	—
Amortization of prior service cost	(236)	(265)	(18)	(18)
Amortization of net loss	1,963	1,422	—	—

Net periodic benefit cost	$4,008	$2,885	$922	$987

The Company made contributions to the domestic defined benefit pension plan of $3.6 million in the first half 2011.

Note D — Contingencies

Materion Brush Inc. (formerly known as Brush Wellman Inc.), one of the Company’s wholly owned subsidiaries, has been a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Two CBD cases were outstanding as of December 31, 2010. During the first half of 2011, one case was dismissed while the other case was settled for an amount less than $0.1 million. There were no new CBD cases files during the first half of 2011 and no cases were outstanding as of the end of the second quarter 2011.

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

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.1 million as of July 1, 2011 and $5.2 million as of December 31, 2010. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Comprehensive Income

The reconciliation between net income and comprehensive income for the second quarter and first half ended July 1, 2011 and July 2, 2010 is as follows:

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Thousands)	2011	2010	2011	2010

Net income	$13,872	$13,719	$25,690	$20,440
Cumulative translation adjustment	757	(440)	2,068	(1,346)
Change in the fair value of derivative financial instruments, net of tax	(211)	(85)	(411)	447
Pension and other retirement plan liability adjustments, net of tax	560	373	1,120	748

Comprehensive income	$14,978	$13,567	$28,467	$20,289

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

	Advanced
	Material	Performance	Beryllium and	Technical		All
(Thousands)	Technologies	Alloys	Composites	Materials	Subtotal	Other	Total

Second Quarter 2011
Sales to external customers	$287,299	$96,636	$17,729	$22,954	$424,618	$92	$424,710
Intersegment sales	843	993	32	387	2,255	—	2,255
Operating profit (loss)	10,664	9,453	1,106	2,366	23,589	(2,744)	20,845
Second Quarter 2010
Sales to external customers	$213,897	$77,852	$15,738	$18,413	$325,900	$46	$325,946
Intersegment sales	467	2,935	144	919	4,465	—	4,465
Operating profit (loss)	9,246	8,510	2,074	2,033	21,863	(1,365)	20,498
First Half 2011
Sales to external customers	$543,925	$181,085	$31,687	$42,615	$799,312	$203	$799,515
Intersegment sales	1,524	1,903	222	705	4,354	—	4,354
Operating profit (loss)	21,373	18,218	1,192	4,523	45,306	(6,384)	38,922
Assets	331,673	248,582	123,800	27,554	731,609	35,105	766,714
First Half 2010
Sales to external customers	$416,907	$141,240	$28,833	$33,875	$620,855	$173	$621,028
Intersegment sales	861	6,684	177	1,311	9,033	—	9,033
Operating profit (loss)	17,711	11,838	4,231	3,074	36,854	(3,151)	33,703
Assets	330,712	219,739	99,135	25,569	675,155	40,313	715,468

Note G — Stock-based Compensation Expense

The Company granted approximately 13,000 shares of restricted stock to its non-employee directors in the second quarter 2011 at a fair market value of $39.30 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of one year.

The Company granted approximately 78,000 shares of restricted stock to certain employees in the second quarter 2011 at a fair value of $39.30 per share. Another 5,000 shares of restricted stock was granted to an employee in the second quarter 2011 at a fair value of $36.97 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock will forfeit their shares should their employment be terminated prior to the end of the vesting period.

The Company granted approximately 148,000 stock appreciation rights (SARs) to certain employees in the second quarter 2011 at a strike price of $39.30 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $21.47 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

Total stock-based compensation expense for the above and previously existing awards and plans was $1.2 million in the second quarter 2011 and $1.0 million in the second quarter 2010. For the first half of the year, the stock-based compensation expense was $2.2 million in 2011 and $2.0 million in 2010.

The Company received $0.7 million for the exercise of approximately 50,000 shares in the first half of 2011 and $0.9 million for the exercise of approximately 47,000 shares in the first half of 2010. Approximately 7,000 stock appreciation rights were exercised in the first half of 2011 as well.

Note H — Other-net

Other-net expense for the second quarter and first half 2011 and 2010 is summarized as follows:

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Thousands)	2011	2010	2011	2010

Exchange/translation gain (loss)	$(674)	$246	$(1,019)	$(307)
Amortization of intangible assets	(1,509)	(1,555)	(3,019)	(3,051)
Metal consignment fees	(2,670)	(1,265)	(4,799)	(2,440)
Derivative ineffectiveness	—	—	—	(489)
Other items	(211)	(372)	102	(744)

Total	$(5,064)	$(2,946)	$(8,735)	$(7,031)

Note I — Income Taxes

The tax expense of $6.4 million in the second quarter 2011 was calculated by applying a rate of 31.4% against income before income taxes while the tax expense of $6.1 million in the second quarter 2010 was calculated by applying a rate of 30.7% against the income before income taxes in that period. In the first half of 2011, the tax expense of $12.0 million was calculated by applying a rate of 31.9% against income before income taxes. In the first half of 2010, a rate of 36.9% was applied against income before income taxes to calculate the expense of $12.0 million.

The differences between the statutory and effective rates in the second quarter and first half of 2011 and 2010 were due to the impact of the production deduction, percentage depletion, foreign source income and deductions, executive compensation, state and local taxes and other factors.

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

The tax rate in the second quarter and first half of 2011 was affected by immaterial discrete events.

The effective tax rate was lower in the second quarter 2011 than the first quarter 2011 prior to the impact of any discrete events. This change in the tax rate did not have a material impact on net income or earnings per share in the second quarter 2011.

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of July 1, 2011:

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Directors’ deferred compensation investments	$642	$642	$—	$—
Foreign currency forward contracts	—	—	—	—

Total	$642	$642	$—	$—

Financial Liabilities
Directors’ deferred compensation liability	$(642)	$642	$—	$—
Foreign currency forward contracts	(2,176)	—	(2,176)	—

Total	$(2,818)	$642	$(2,176)	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of July 1, 2011.

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

The outstanding foreign currency forward contracts had a notional value of $36.5 million as of July 1, 2011. All of these contracts were designated as and effective as cash flow hedges. There was no ineffectiveness associated with the outstanding currency contracts. The fair value of these contracts was recorded on the balance sheet as of July 1, 2011 as follows (dollars in thousands):

Fair
Debit (credit)	Value

Other liabilities and accrued items	$(2,059)
Other long-term liabilities	(117)

Total	$(2,176)

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of July 1, 2011 and July 2, 2010 and the amounts transferred into income for the second quarter and first half then ended is as follows:

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Thousands)	2011	2010	2011	2010

Derivative in cash flow hedging relationship	Foreign Currency	Foreign Currency	Foreign Currency	Foreign Currency
	Forward Contracts	Forward Contracts	Forward Contracts	Forward Contracts
Effective portion of hedge:
Gain (loss) recognized in OCI at the end of the period	$(2,176)	$803
Location of gain (loss) reclassified from OCI into income	Other-net	Other-net	Other-net	Other-net
Amount of gain (loss) reclassified from OCI into income	$(625)	$398	$(1,235)	$388
Ineffective portion of hedge and amounts excluded from effectiveness testing:
Location of gain (loss) recognized in income on derivative	Other-net	Other-net	Other-net	Other-net
Amount of gain (loss) recognized in income on derivative	$—	$—	$—	$—

The Company secured a debt obligation with an embedded copper derivative in October 2009. The derivative provided an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative did not qualify as a hedge for accounting purposes and changes in its fair value were charged against income in the period as incurred. In the first quarter 2010, the Company secured forward contracts to reduce the variability of the charges against income due to movements in the derivative’s fair value. The ineffectiveness on the embedded derivative and the forward contract was zero in the second quarter 2010 and a net $0.5 million expense in the first half of 2010 and was recorded in other-net on the Consolidated Statements of Income. The forward contract and the embedded copper derivative outstanding at the end of the second quarter 2010 matured in the third quarter of 2010. There was no derivative ineffectiveness recorded in the second quarter or first half of 2011.

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

The Company expects to relieve $2.1 million from OCI and charge other-net on the Consolidated Statements of Income in the twelve month period beginning July 2, 2011.

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

Sales of $424.7 million in the second quarter 2011 established a record high, surpassing the prior record set in the first quarter 2011 by 13%. We have established new quarterly sales records in five of the most recent six quarters. Sales in the second quarter 2011 were also 30% higher than sales in the second quarter 2010.

The sales growth in the second quarter 2011 was due to a combination of improved demand from a number of markets (particularly automotive electronics, industrial components and commercial aerospace, medical and energy), higher metal pass-through prices and pricing initiatives.

Gross margin of $62.7 million in the second quarter 2011 was a $6.8 million improvement over the second quarter 2010, as a portion of the margin benefits from the higher sales volume and improved pricing was offset by start-up costs associated with the new beryllium facility, higher manufacturing overhead costs and other factors.

Various expenses were higher in the second quarter 2011 compared to the second quarter 2010, including the legal and marketing costs associated with the renaming of the company, metal consignment fees (partially due to the increased market prices of precious metals), retirement plan expenses (driven by the lower discount rate and other factors) and other items.

Operating profit was a solid $20.8 million in the second quarter 2011, a slight improvement over the operating profit of $20.5 million in the second quarter 2010. Earnings per share of $0.67 was unchanged between quarters.

During the second quarter 2011, we entered into a new $8.0 million long-term debt facility that is designed to finance capital expenditures in the state of Ohio. Subsequent to the end of the second quarter, we negotiated a new five-year revolving credit agreement that provides increased borrowing capacity and more flexible terms than the former agreement.

We finalized the settlement of a chronic beryllium disease case early in the second quarter 2011 for an immaterial amount. As a result, we do not have any chronic beryllium disease litigation pending against us as of the end of the second quarter 2011.

Results of Operations

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Millions, except per share data)	2011	2010	2011	2010

Sales	$424.7	$325.9	$799.5	$621.0
Operating profit	20.8	20.5	38.9	33.7
Income before income taxes	20.2	19.8	37.7	32.4
Net income	13.9	13.7	25.7	20.4
Diluted earnings per share	$0.67	$0.67	$1.23	$1.00

Sales were $424.7 million in the second quarter 2011, an improvement of $98.8 million, or 30%, over sales of $325.9 million in the second quarter 2010. For the first six months of the year, sales grew 29% from $621.0 million in 2010 to $799.5 million in 2011. Sales have improved over the corresponding quarter in the prior year for seven consecutive quarters.

Sales to a number of markets were higher in the second quarter 2011 than the second quarter 2010. However, shipments to the consumer electronics market, our largest market, were relatively unchanged in the second quarter

2011 from the second quarter 2010 after having grown significantly over the prior five quarters. Defense and science shipments were also relatively unchanged between periods.

Sales to the industrial components and commercial aerospace market grew at a double-digit rate in the second quarter 2011 over the second quarter 2010.

Automotive electronics market sales were approximately 30% higher in the second quarter 2011 than the second quarter 2010 due to continued strong demand from domestic and foreign customers.

Sales to the telecommunications infrastructure market, one of our smaller markets, grew approximately 20% in the second quarter 2011 over the second quarter 2010 on the strength of shipments for undersea applications.

Sales to the energy, medical and other markets also contributed to the sales growth in the second quarter 2011 over the second quarter 2010.

Total sales order entry, while slightly higher than the first quarter 2011, was approximately 5% lower than sales in the second quarter 2011. Order entry had exceeded sales for the prior seven consecutive quarters. Order entry in the second quarter and first half of 2011 was higher than the comparable periods of 2010.

Sales also grew in the second quarter 2011 and the first half of 2011 over the respective periods in the prior year due to the pass-through of higher metal prices. We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase prices are passed on to our customers in the form of higher or lower selling prices. The net average prices between periods for these metals increased during the second quarter and first half of 2011 over the respective periods in 2010. The net impact of the change in metal prices was an estimated $63.0 million increase in sales in the second quarter 2011 from the second quarter 2010 and an estimated $107.5 million increase in sales in the first half of 2011 from the first half of 2010.

Domestic sales improved 35% in the second quarter 2011 and 34% in the first half of 2011 over the comparable periods in 2010. Domestic sales include the majority of the increase in the metal price pass-through. International sales grew 19% in the second quarter 2011 and 15% in the first half of 2011 over the same periods in 2010. International sales were 26% of total sales in the first half of 2011 and 29% of total sales in the first half of 2010. European sales grew 35% in the first half of 2011 and accounted for the majority of the international sales growth during that time period. Sales to Asia grew 4% in the first half of 2011 over the first half of 2010.

Gross margin was $62.7 million, or 15% of sales, in the second quarter 2011 compared to $55.9 million, or 17% of sales, in the second quarter 2010. For the first six months of 2011, gross margin was $118.5 million, an improvement of $13.3 million from the $105.2 million of margin generated in the first half of 2010. Gross margin was 15% of sales in the first half of 2011 and 17% of sales in the first half of 2010.

Gross margin in the second quarter and first half of 2011 benefitted from higher sales volumes, higher selling prices in portions of our business and improved operating efficiencies and machine utilization due to the higher production volumes. The change in product mix, which had been favorable in the first quarter 2011, had an immaterial impact on the second quarter 2011 margins. Margins in the first quarter 2010 had been reduced by lower than expected manufacturing yields on welded products at the Elmore, Ohio facility. The causes of the lower yields were identified and resolved in subsequent quarters in 2010.

These margin benefits were partially offset in the second quarter and first half of 2011 by higher costs and inefficiencies associated with the start-up of the new beryllium facility. While the major pieces of equipment were in place, we incurred additional costs for testing the equipment and bringing it up on line. Higher scrap rates on certain nickel products also reduced margins in the first half of 2011.

Manufacturing overhead costs were only 1% higher in the second quarter 2011 than the second quarter 2010 but 7% higher in the first half of 2011 than the first half of 2010. The increase in overhead costs in the first half of 2011 was due to the cost of investments to support the current and projected growth in the business, ongoing support costs for the new beryllium facility and other factors offset in part by various cost savings.

We recorded a $1.4 million benefit as the estimated margin impact of the projected depletion of a last-in, first out (LIFO) inventory layer associated with the second quarter 2010. We also recorded a $1.6 million LIFO benefit in the first quarter 2010. There was no corresponding benefit recorded in the second quarter or first half of 2011.

Selling, general and administrative (SG&A) expenses totaled $34.0 million in the second quarter 2011, an increase of $3.4 million over the total expense of $30.6 million in the second quarter 2010. SG&A expenses in the first six months of 2011 were $65.7 million, or 8% of sales, compared to $61.0 million, or 10% of sales, in the first six months of 2010.

Legal, administrative and marketing costs associated with changing the company’s name totaled $1.1 million in the second quarter 2011 and $2.7 million in the first half of 2011. We anticipate that we will incur additional expenses for this program in the second half of 2011, but not to the same extent as in the first half of the year.

Incentive compensation expense under cash-based plans was $0.2 million lower in the second quarter 2011 than the second quarter 2010 and $1.4 million lower in the first half of 2011 than the first half of 2010 due to differences in the levels of projected profitability relative to the plan targets.

Stock-based compensation expense was $0.2 million higher in the second quarter and first half of 2011 than the comparable periods in 2010.

The expense under the domestic defined benefit pension plan was $0.6 million higher in the second quarter 2011 than the second quarter 2010 and $1.1 million higher in the first half of 2011 than the first half of 2010. The increased cost was due to a change in the discount rate, the performance of the plan assets and other actuarial and demographic factors. The cost increase was divided primarily between SG&A expense and cost of sales. Other fringe benefit costs, including costs associated with the 401(k) savings plan, were higher in the second quarter 2011 than the second quarter 2010.

Corporate expenses, including various legal compliance and related costs, information technology costs and the costs of other initiatives designed to improve long-term efficiencies and profitability, were higher in the second quarter and first half of 2011 than the corresponding periods in 2010.

Various sales-related expenses increased with the higher sales volume in the first half of 2011 as well.

Research and development (R&D) expenses were $2.7 million in the second quarter 2011 compared to $1.8 million in the second quarter 2010. R&D expenses of $5.1 million in the first half of 2011 were $1.6 million higher than the expense of $3.5 million in the first half of 2010. R&D activities have increased in the first half of 2011 in order to help support our growth opportunities.

Other-net expense was $5.1 million in the second quarter 2011 compared to $2.9 million for the second quarter 2010. For this first half of the year, other-net expense totaled $8.7 million in 2011 and $7.0 million in 2010. See Note H to the Consolidated Financial Statements for the details of the major components of other-net expense.

The metal consignment fee was $1.4 million higher in the second quarter 2011 and $2.4 million higher in the first half of 2011 than the respective periods in 2010 largely due to the increased value of the precious metal on hand. The additional copper pounds held under consignment in 2011 contributed to the higher fee as well.

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts.

The amortization of intangible assets of $1.5 million in the second quarter 2011 and $3.0 million in the first half of 2011 were relatively unchanged from the respective periods in the prior year.

The derivative ineffectiveness expense of $0.5 million in the first half of 2010 resulted from movements in the fair values of copper derivatives that did not qualify for hedge accounting. These instruments matured in 2010 and there was no ineffectiveness associated with the outstanding derivatives in the first half of 2011.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other miscellaneous items.

Operating profit was $20.8 million in the second quarter 2011 compared to $20.5 million in the second quarter 2010 as the margin benefits from the higher sales volumes and other factors were predominately offset by the start-up costs of the new beryllium facility, the costs associated with the company name change, higher retirement benefit plan costs, differences in the LIFO inventory benefit and other items. Operating profit was $38.9 million in the first half of 2011, an improvement of $5.2 million over the operating profit of $33.7 million in the first half of 2010.

Interest expense — net of $0.6 million in the second quarter 2011 was down slightly from the net expense of $0.7 million in the second quarter 2010. For the first half of the year, interest expense-net was $1.2 million in 2011 and $1.3 million in 2010. Average debt levels were slightly lower in the second quarter 2011 than the second quarter 2010 and the average effective borrowing rate was lower by a minor amount. Interest on capital leases was higher in the second quarter and first half of 2011 than the corresponding periods of 2010.

The income before income taxes and the income tax expense for the second quarter and first half of 2011 and 2010 were as follows:

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Dollars in millions)	2011	2010	2011	2010

Income before income taxes	$20.2	$19.8	$37.7	$32.4
Income tax expense	6.4	6.1	12.0	12.0
Effective tax rate	31.4%	30.7%	31.9%	36.9%

The effects of the production deduction, percentage depletion, executive compensation, foreign source income and deductions and other items were major factors for the difference between the effective and statutory rates in the second quarter and first half of 2011 and 2010.

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

There were no material discrete events recorded in the second quarter or first half of 2011.

Net income was $13.9 million (or $0.67 per share, diluted) in the second quarter 2011 compared to net income of 13.7 million (or $0.67 per share, diluted) in the second quarter 2010. For the first half of 2011, net income was $25.7 million (or $1.23 per share, diluted) versus net income of $20.4 million (or $1.00 per share, diluted) in the first half of 2010.

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

The operating loss within All Other was $1.4 million higher in the second quarter 2011 than the second quarter 2010 and $3.2 million higher in the first half of 2011 than the first half of 2010. The increased loss in the quarter and first half of the year was due to a combination of costs associated with the company name change in 2011, higher legal compliance costs, increased wages and other items offset in part by lower incentive compensation. The comparison for the first half of the year was also affected by the $0.5 million of derivative ineffectiveness recorded in the first quarter 2010.

Advanced Material Technologies

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Millions)	2011	2010	2011	2010

Sales	$287.3	$213.9	$543.9	$416.9
Operating profit	10.7	9.2	21.4	17.7

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

Sales from Advanced Material Technologies of $287.3 million in the second quarter 2011 were 34% higher than sales of $213.9 million in the second quarter 2010, while sales of $543.9 million in the first half of 2011 were $127.0 million, or 30%, higher than sales of $416.9 million in the first half of 2010.

Advanced Material Technologies adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the second quarter and first half of 2011 than the respective periods in 2010. The higher metal price pass-through increased sales by an estimated $57.7 million in the second quarter 2011 and $97.9 million in the first half of 2011.

Sales of products manufactured at the Buffalo, New York facility, including targets, lids and wire, were relatively unchanged in the second quarter 2011 from the second quarter 2010 after adjusting for changes in the metal prices. The order entry level, after growing for a number of periods, started to slow down in the second quarter 2011. Sales of these products were higher in the first half of 2011 over the first half of 2010 with that growth due to the increased demand for wireless, handset, semiconductor and other microelectronic applications from the consumer electronics and defense markets.

Sales from the Albuquerque, New Mexico facility, which was acquired in the first quarter 2010, showed significant growth in the second quarter 2011 as sales for architectural glass applications within the energy market and sales of other products to the industrial components market improved. This growth was also partially in jewelry and other miscellaneous forms that typically generate lower margins.

Refining revenue increased in the second quarter and first half of 2011 as a result of additional metal to be reclaimed in the supply chain. Sales for head applications within the data storage sector of the consumer electronics market, after showing modest improvement in the first quarter 2011, slowed down in the second quarter 2011.

Sales of microelectronic packages, one of this segment’s smaller product offerings, declined in the second quarter and first half of 2011 from very high levels in the comparable periods in 2010. This decline was expected due to changes in technology within the telecommunications infrastructure market.

Advanced chemical sales grew at double-digit rates in the second quarter and first half of 2011 over the respective periods in the prior year largely due to growth from traditional applications, including semiconductors and security. These materials are also used in LED, solar energy and other applications. The order entry rate for advanced chemical products remained solid throughout the first half of 2011.

Sales of large area specialty coatings, primarily precious metal coated polymer films, showed solid improvement in the second quarter 2011 and first half of 2011 over the corresponding periods in the prior year. The growth was largely due to improved sales to the medical market. We continued to develop new applications for these materials in the medical, energy and other markets.

Precision optic sales improved in the second quarter 2011 over the second quarter 2010 but were slightly lower in the first half of 2011 than the first half of 2010. These products are sold into the medical, defense and science and other markets. Demand for traditional science and deep space applications softened in the first half of 2011 partially due to reductions and delays in government funding.

The order entry rate was essentially equal to sales during the first half of 2011 for this segment.

The gross margin on sales by Advanced Material Technologies was $31.4 million (11% of sales) in the second quarter 2011 versus $27.4 million (13% of sales) in the second quarter 2010. Gross margin of $60.5 million in the first half of 2011 was a $6.0 million improvement over the gross margin of $54.5 million generated in the first half of 2010. The gross margin was 11% of sales in the first half of 2011 and 13% of sales in the first half of 2010.

The growth in the margin dollars in the second quarter 2011 and the first half of 2011 was predominately due to the net higher sales volumes. The change in product mix was slightly favorable in the second quarter 2011 but was slightly unfavorable in the first half of 2011. For the first half of the year, manufacturing overhead costs were $1.7 million higher in 2011 than 2010. The increase in these costs was partially due to the higher production volumes. Gross margin as a percent of sales was lower in the second quarter and first half of 2011 than the comparable periods in 2010 partially as a result of the increased metal price pass-through in sales.

SG&A, R&D and other-net expenses for this segment were $20.7 million in the second quarter 2011 (7% of sales) compared to $18.1 million (8% of sales) in the second quarter 2010. These expenses totaled $39.1 million (7% of sales) in the first half of 2011, an increase of $2.3 million from expenses of $36.8 million (9% of sales) in the first half of 2010.

A significant portion of the higher expenses is due to the precious metal consignment fee. These fees were $1.1 million higher in the second quarter and $1.7 million higher in the first half of 2011 than the respective periods of 2010 mainly due to the increased value of metal on hand. R&D expenses increased throughout 2011 due to higher activity levels. Corporate charges and incentive compensation expense, after being relatively unchanged in the first quarter 2011 compared to the first quarter 2010, increased in the second quarter 2011 over the second quarter 2010.

Operating profit from Advanced Material Technologies was $10.7 million in the second quarter 2011 compared to $9.2 million in the second quarter 2010. Operating profit was $21.4 million in the first half of 2011, an improvement of $3.7 million over the operating profit of $17.7 million in the first half of 2010. Operating profit was 4% of sales in the first half of 2011 and 2010.

Performance Alloys

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Millions)	2011	2010	2011	2010

Sales	$96.6	$77.9	$181.1	$141.2
Operating profit	9.5	8.5	18.2	11.8

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

Sales by Performance Alloys of $96.6 million in the second quarter 2011 were a 24% improvement over sales of $77.9 million in the second quarter 2010. Sales of $181.1 million in the first half of 2011 were $39.9 million, or 28%, higher than sales of $141.2 million in the first six months of 2010.

Sales of both strip and bulk products improved in the second quarter and first half of 2011 over the levels in the respective periods of 2010.

Sales to the automotive electronics and industrial components and commercial aerospace markets grew at double-digit rates in the second quarter and first half of 2011 over the comparable periods in 2010. Sales to the telecommunications infrastructure market, including undersea applications, also have grown at double-digit rates in the first half of 2011 over the first half of 2010. Sales to the appliance market were relatively flat in the first half of 2011 versus the first half of 2010.

Sales to the consumer electronics market declined by a modest amount in the second quarter 2011 over the second quarter 2010 and were approximately 4% higher in the first half of 2011 than the first half of 2010. The growth in the first half of the year was fueled in part by solid demand for our strip materials in smart phones and other hand held devices.

Shipments of strip products were 4% higher in the second quarter 2011 than the second quarter 2010 and 3% higher in the first half of 2011 than the first half of 2010. Shipments of thin diameter rod and wire have been strong during the first half of 2011, while the higher beryllium-containing strip products improved during the second quarter 2011 over the second quarter 2010 and first quarter 2011.

Shipments of bulk products grew 13% in the second quarter 2011 over the second quarter 2010 after growing 19% in the first quarter 2011 over the first quarter 2010. The non-beryllium-containing bulk products have grown at double-digit rates in the first half of 2011 over the first half of 2010.

Beryllium hydroxide sales totaled $3.3 million in the second quarter and $4.5 million in the first half of 2011. Sales of beryllium hydroxide were $4.2 million in the first half of 2010, all of which occurred in the second quarter of that year.

The pass-through of higher metal prices accounted for an estimated $5.3 million of the $18.7 million difference in sales between the second quarter 2011 and the second quarter 2010 and $9.2 million of the $39.9 million difference in sales between the first six months of 2011 and the first six months of 2010.

The order entry rate for Performance Alloys slowed down in the second quarter 2011 from the very high level in the first quarter 2011 and was lower than sales by approximately 17% in the second quarter. Part of this slowdown may be due to an inventory correction in the consumer electronics market.

The gross margin on sales from Performance Alloys was $22.2 million (23% of sales) in the second quarter 2011 compared to $19.5 million (25% of sales) in the second quarter 2010. The gross margin was $41.5 million in the first half of 2011, an improvement of $6.9 million over the gross margin of $34.6 million generated in the first half of 2010. Gross margin was 23% of sales in the first half of 2011 and 25% of sales in the first half of 2010.

The growth in the gross margin dollars in the second quarter and first half of 2011 over the respective periods of 2010 was mainly due to the higher sales and production volumes. Pricing changes have also contributed to the margin improvement while the change in product mix was favorable in both the second quarter and first half of 2011. These margin benefits were partially offset by lower yields and higher scrap rates on nickel-containing products in the first half of 2011. Improvements were made in the second quarter 2011, but the yield rates remained lower than historical levels. The lower yields negatively impacted costs, but did not affect sales.

The previously discussed LIFO inventory benefit of $1.4 million in the second quarter and $3.0 million for the first half of 2010 were recorded against Performance Alloys’ gross margin. No similar benefit was recorded in the second quarter and first half of 2011.

Total SG&A, R&D and other-net expenses were $12.7 million (13% of sales) in the second quarter 2011 versus $11.0 million (14% of sales) in the second quarter 2010. For the first half of 2011, these expenses totaled $23.3 million (13% of sales) compared to $22.8 million (16% of sales) in the first half of 2010.

Differences in foreign currency exchange gains and losses accounted for the majority of the difference in the expense levels in the second quarter and first half of 2011 and the comparable periods in 2010. R&D spending grew throughout the first half of 2011 as well. Incentive compensation was slightly higher in the second quarter 2011 than the second quarter 2010, but was $0.7 million lower in the first half of 2011 than it was in the first half of 2010 due to differences in actual performance versus the plan targets.

Performance Alloys generated an operating profit of $9.5 million in the second quarter 2011 compared to $8.5 million in the second quarter 2010. Operating profit improved from $11.8 million in the first half of 2010 to $18.2 million in the first half of 2011. The $6.4 million improvement was due to the margin benefit from the higher sales volume and improved pricing offset in part by the lower yields on nickel products and the increase in expenses. Operating profit was 10% of sales in the first half of 2011 and 8% of sales in the first half of 2010.

Beryllium and Composites

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Millions)	2011	2010	2011	2010

Sales	$17.7	$15.7	$31.7	$28.8
Operating profit	1.1	2.1	1.2	4.2

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

Sales by Beryllium and Composites were $17.7 million in the second quarter 2011 versus $15.7 million in the second quarter 2010. Sales of $31.7 million in the first half of 2011 were 10% higher than sales of $28.8 million in the first half of 2010.

The majority of the sales growth in the second quarter and first half of the year was due to higher shipments to the industrial components market, including non-medical x-ray window applications, from the Fremont facility. Sales in the second quarter 2011 for traditional applications within the defense and science market, while up approximately 40% over the first quarter 2011, were still 4% below the second quarter 2010. Sales of beryllia ceramics to the telecommunications infrastructure market improved by minor amounts in the second quarter and first half of 2011 versus the comparable periods in 2010. Sales to the medical market in the first half of 2011 were relatively unchanged from the first half of 2010.

The order entry rate in the second quarter 2011, while higher than the second quarter 2010 and the first quarter 2011, was still below the level of sales in the second quarter 2011.

Beryllium and Composites generated a gross margin of $4.4 million (25% of sales) in the second quarter 2011 and $5.1 million (33% of sales) in the second quarter 2010. Segment gross margin of $7.5 million in the first half of 2011 was $1.9 million lower than the gross margin of $9.4 million in the first half of 2010. Gross margin was 24% of sales in the first half of 2011 and 33% of sales in the first half of 2010.

Gross margin was reduced approximately $1.1 million in the second quarter 2011 and $2.2 million in the first half of 2011 as a result of additional costs and inefficiencies associated with the start-up of the new beryllium facility at the Elmore plant site. Major construction of the facility has been completed, but we incurred additional costs for supplies, maintenance and other items as we worked to bring the equipment on line and resolve other start-up challenges. The plant is designed to produce pure beryllium metal from beryllium hydroxide and it did produce a small, non-production level quantity of pure beryllium during the second quarter. Once operational, the facility will reduce the need to purchase pure beryllium metal from outside suppliers.

The change in product mix was unfavorable in the second quarter and first half of 2011 from the respective periods in the prior year as the products sold in 2011 generated lower contribution margins.

Manufacturing overhead costs were higher in the second quarter and first half of 2011 than the respective periods in 2010, partially due to ongoing normal support costs for the new facility.

Lower manufacturing yields on welded products also negatively impacted gross margin in the second quarter 2010. However, process improvements were implemented and yields improved in the second quarter 2010 over the first quarter 2010.

SG&A, R&D and other-net expenses for Beryllium and Composites totaled $3.3 million in the second quarter 2011 compared to $3.1 million in the second quarter 2010. For the first half of the year, expenses totaled $6.3 million (20% of sales) in 2011 and $5.1 million (18% of sales) in 2010.

R&D expenses were higher in the second quarter and first half of 2011 than the corresponding periods of 2010 due to increased activity. Corporate charges were also higher while incentive compensation expense was lower in the second quarter and first half of 2011. Differences in other non-operating items contributed to the higher expense level in the first half of 2011.

Operating profit for Beryllium and Composites was $1.1 million in the second quarter 2011, a decline of $1.0 million from the $2.1 million operating profit earned in the second quarter 2010. For the first half of the year, operating profit was $1.2 million in 2011 and $4.2 million in 2010. Operating profit was 4% of sales in the first half of 2011 and 15% of sales in the first half of 2010. Operating profit was lower in the second quarter and first half of 2011 than the corresponding periods in 2010 as the margin benefits from the higher sales volumes were more than offset by the plant start-up costs, the unfavorable change in product mix impact on margins, higher expenses and other factors.

Technical Materials

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
(Millions)	2011	2010	2011	2010

Sales	$23.0	$18.4	$42.6	$33.9
Operating profit	2.4	2.0	4.5	3.1

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

Sales from Technical Materials of $23.0 million in the second quarter 2011 were a 25% improvement over sales of $18.4 million in the second quarter 2010. For the first half of the year, sales improved $8.7 million, or 26%, from $33.9 million in 2010 to $42.6 million in 2011. Sales have grown over the comparable quarter in the prior year for seven consecutive quarters.

Sales to the automotive electronics market grew approximately 36% in the second quarter 2011 and 45% in the first half of 2011 over the comparable periods in 2010 and accounted for the majority of the improvement in Technical Materials’ sales. Sales to the consumer electronics market also grew in the second quarter 2011 over the second quarter 2010, although sales for disk drive arm applications, a large application for this segment, declined.

Energy market sales softened slightly in the second quarter 2011, but sales to this emerging market were higher in the first half of 2011 than the first half of 2010.

The order entry rate slowed down in the second quarter 2011 from the high level experienced in the first quarter 2011. A portion of the slow down may be due to seasonal factors in the marketplace. For the first half of the year, the order entry rate was 2% less than sales.

Gross margin on Technical Materials’ sales was $4.9 million, or 21% of sales, in the second quarter 2011 compared to $4.3 million, or 23% of sales, in the second quarter 2010. Gross margin was $9.3 million in the first half of 2011, an improvement of $2.0 million over the gross margin of $7.3 million in the first half of 2010. Gross margin was 22% of sales in the first half of 2011 and 2010.

The majority of the growth in the gross margin in the second quarter and first half of 2011 was due to the higher sales volume. The change in product mix was slightly unfavorable in the second quarter 2011 but was favorable in the first half of 2011. Manufacturing overhead costs increased $0.2 million in the second quarter and first half of 2011 over the respective periods in 2010.

Total SG&A, R&D and other-net expenses were $2.5 million in the second quarter 2011 and $2.2 million in the second quarter 2010. For the first half of the year, these expenses totaled $4.8 million in 2011 and $4.2 million in 2010. Selling and marketing expenses, including commissions and travel, were higher as these expenses tend to vary with the level of sales. Fringe benefit costs were also higher in the first half of 2011 than in the first half of 2010. This segment’s portion of the precious metal consignment fee was higher in the first half of 2011 than the first half of 2010 due to the increase in metal prices.

Technical Materials generated an operating profit of $2.4 million in the second quarter 2011 compared to $2.0 million in the second quarter 2010. Operating profit of $4.5 million in the first half of 2011 was $1.4 million higher than the operating profit of $3.1 million in the first half of 2010. Operating profit was 11% of sales in the first half of 2011 and 9% of sales in the first half of 2010. Operating profit has improved over the corresponding quarter in the prior year for six consecutive quarters.

Legal

One of our subsidiaries, Materion Brush Inc. (formerly known as Brush Wellman Inc.), has been a defendant from time to time in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, claim loss of consortium.

The following table summarizes the associated activity with beryllium cases.

	Quarter Ended	Quarter Ended
	July 1, 2011	Apr. 1, 2011

Total cases pending	0	1
Total plaintiffs	0	3
Number of claims (plaintiffs) filed during period ended	0(0)	0(0)
Number of claims (plaintiffs) settled during period ended	1(3)	0(0)
Aggregate cost of settlements during period ended (dollars in thousands)	$0	$43
Number of claims (plaintiffs) otherwise dismissed	0(0)	1(3)

Although the parties agreed to settle and dismiss the one case shown as pending as of April 1, 2011 for $43,000 during the first quarter 2011, the court did not approve the settlement and dismiss the case until early in the second quarter 2011.

Should new beryllium claims arise, we would contest the suits vigorously. Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to us. Third-party plaintiffs (typically employees of customers or contractors) face a lower burden of proof than do employees or former employees, but these cases are generally covered by varying levels of insurance.

Although it is not possible to predict the outcome of any litigation, we provide for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably in amounts exceeding our reserves. An unfavorable outcome or settlement of a beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate our potential exposure to unasserted claims.

Based upon currently known facts and assuming collectibility of insurance, we do not believe that resolution of future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in a future case.

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

Financial Position

Net cash used in operating activities was $7.1 million in the first half of 2011 as net income and the effects of depreciation were more than offset by a net increase in working capital items, primarily accounts receivable and inventory. However, cash flow improved in the second quarter 2011 over the first quarter 2011 as we generated $13.7 million of cash from operations in the second quarter 2011 while having used cash in operations of $20.8 million in the first quarter 2011.

Cash balances were $9.5 million as of the end of the second quarter 2011, a decrease of $6.6 million from year-end 2010.

Accounts receivable totaled $149.4 million at the end of the second quarter 2011, a $10.0 million, or 7%, increase over the balance as of December 31, 2010. The growth in receivables was largely due to sales in the second quarter 2011 being approximately 19% higher than sales in the fourth quarter 2010. The impact of the higher sales volume on the receivable balance was partially offset by an improvement in the average collection period. The days sales outstanding, a measure of how quickly receivables are collected, was 32 days as of the end of the second quarter 2011, an improvement of three days from year-end 2010.

We continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. Our bad debt experience remained low as the bad debt expense in the first half of 2011 was only $0.1 million.

Other receivables totaling $2.7 million at the end of the second quarter 2011 and $4.0 million at the end of 2010 primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. The balances at the end of both periods also included minor amounts due for other non-trade items.

Inventories were $182.4 million as of July 1, 2011 compared to $154.5 million as of December 31, 2010. While inventories grew 18% in the first half of 2011, the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved during this same time period and inventories have not been restocked at the same rate as the increase in sales.

The majority of the increase in inventory is in Performance Alloys in response to the higher level of demand. Performance Alloys’ pounds in inventory increased by 10% during the first half of 2011. The high level of demand on the factories has also led to longer lead times on certain products, which in turn contributed to the increase in inventory levels.

Inventories within Advanced Material Technologies grew approximately 11% in the first half of 2011. The majority of this segment’s metal requirements are maintained through off-balance sheet financing arrangements and the 11% growth is only reflective of the change in the value of owned inventories.

Inventories within Beryllium and Composites increased 13% in the first half of 2011 partially due to the ongoing start-up of the new beryllium facility and the related impact on material flow.

Technical Materials’ inventories also showed minor increases in order to support the higher business levels. Their inventory turns improved during the first half of 2011.

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

Capital expenditures for the first half of 2011 and 2010 are summarized as follows:

	First Half
(Millions)	2011	2010

Capital expenditures	$11.1	$24.8
Mine development	0.2	7.4

Subtotal	11.3	32.2
Reimbursement for spending under government contract	2.6	14.9

Net spending	$8.7	$17.3

We have a Title III contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. As noted, the facility was nearing completion in the first half of 2011. The total cost of the project is estimated to be $95.0 million, with the DoD providing approximately 75% of the funding. The final cost of the project and the DoD’s share will be determined based upon the satisfactory completion of the final construction items, resolution of any start-up issues and other factors. Capital spending on this project totaled $1.6 million in the first half of 2011 and was included within the $11.1 million of expenditures in the above table. The spending and reimbursement received from the government differed due to the normal lag between when the spending occurs and the government issues the reimbursement. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets.

Capital expenditures in the first half of 2011 included $1.5 million for the purchase of a building at the Elmore facility that was previously held under an operating lease.

The remainder of the capital spending was on isolated pieces of equipment and various infrastructure projects across the organization. Major projects undertaken during the first half of 2011 include a new dross reclamation system in Elmore, expansion of the refine and shield kit cleaning operations in Buffalo, expansion of the Singapore facility and upgrades to the electron beam weld equipment in Lincoln.

Intangible assets were $34.2 million as of the end of the second quarter and $36.8 million at year end 2010. The decline was due to the current period amortization net of minor additions of deferred financing costs associated with new debt agreements signed in 2011.

Other liabilities and accrued items totaled $26.7 million at the end of the second quarter 2011 compared to $24.9 million at year-end 2010. This change is due to an increase in the fair value of derivative financial instruments, higher fringe benefit accruals and other items.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $2.8 million as of July 1, 2011 and $2.4 million as of December 31, 2010. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $18.1 million as of July 1, 2011, a slight increase from the $17.9 million balance as of year-end 2010. There were no material changes to the individual components of other long-term liabilities during the first half of 2011.

Unearned income was $59.7 million at the end of the second quarter 2011 compared to $57.2 million at year-end 2010. This balance represents reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. This liability will be reduced and credited to income ratably with the depreciation expense on the equipment.

The retirement and post-employment benefit balance of $81.6 million at the end of the second quarter 2011 was $0.9 million lower than the $82.5 million balance at December 31, 2010. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic pension plan decreased a net $1.3 million as a result of the contributions to the plan of $3.6 million and an adjustment to other comprehensive income, a component of shareholders’ equity, of $1.7 million offset in part by the expense in the first half of 2011 of $4.0 million.

The liability for the other retirement plans changed by minor amounts due to differences between the payments made and the expense recorded during the first half of 2011 and other factors.

Debt totaled $95.0 million as of the end of the second quarter 2011, an increase of $8.9 million from the total debt of $86.1 million at the end of 2010. After increasing $18.6 million in the first quarter 2011, largely as a result of financing capital expenditures, the growth in accounts receivable and inventory and the payment of 2010 incentive compensation to employees, debt declined $9.7 million in the second quarter 2011 on the strength of the improved cash flow from operations.

Short-term debt, which included domestic and foreign currency denominated loans, was $39.3 million as of the end of the second quarter 2011. Long-term debt was $55.7 million as of the end of the second quarter 2011. We were in compliance with all of our debt covenants as of the end of the second quarter 2011.

In the second quarter 2011, we entered into a new $8.0 million debt agreement with the Toledo Port Authority and the Dayton Port Authority to fund capital expenditures at our Ohio facilities. Initially, $1.5 million of the proceeds was used to purchase an existing building at the Elmore plant site that previously was being held under an operating lease. The balance of the proceeds is being held in escrow and will be drawn down as the applicable capital expenditures are incurred. The agreement calls for monthly installment payments and a $1.1 million balloon payment upon maturity in ten years.

Shareholders’ equity was $415.5 million at the end of the second quarter 2011, an increase of $31.1 million from the balance of $384.4 million as of year-end 2010 primarily due to comprehensive income of $28.5 million (see Note E to the Consolidated Financial Statements). Equity was also affected by stock-based compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Net cash used in operating activities was $20.7 million in the first half of 2010 as net income and the effects of depreciation were more than offset by a net increase in working capital items, primarily receivables and inventory. Receivables increased $61.3 million, or 73%, during the first half of 2010 as a result of the higher sales volume and a slowdown in the average collection period. Inventories were $10.2 million, or 8%, higher at the end of the second quarter 2010 than year-end 2009 due to the higher levels of business. The inventory turnover ratio improved during the first half of 2010. The acquisition of Academy Corporation contributed to the growth in receivables and inventory in the first quarter 2010 over the year-end 2009 levels.

Other liabilities and accrued items grew $1.9 million in the first half of 2010 due to the current period incentive compensation expense, the change in the fair value of outstanding derivatives and other factors. The retirement and post-employment benefit obligation of $78.6 million as of the end of the second quarter 2010 was $3.7 million lower than the year-end 2009 balance due to contributions made to the domestic defined benefit plan of $4.5 million netted against other factors.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $17.3 million. Spending included $7.4 million on mine development at our Utah site.

We purchased the outstanding capital stock of Academy Corporation for $21.0 million in January 2010. Immediately after the purchase, we transferred ownership of Academy’s precious metal inventory to a financial institution for its fair value and consigned it back under our existing consignment lines.

Total debt stood at $120.5 million at the end of the second quarter 2010, an increase of $56.0 million from year-end 2009. The increase in debt was used to fund the acquisition of Academy Corporation, capital expenditures and the increase in working capital. Cash on hand of $16.1 million at the end of the second quarter 2010 was $3.8 million higher than the year-end 2009 balance.

Off Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. We also maintain a portion of our copper requirements on consignment. The balance outstanding under these off-balance sheet consignment arrangements totaled $310.9 million at the end of the second quarter 2011 compared to $211.8 million outstanding as of year-end 2010. The increase in the outstanding balance was due to higher metal prices, additional metal held in the refine system (which has long processing times) and other factors.

We negotiated an increase to the available capacity under the existing off-balance sheet consignment arrangements during the first half of 2011. The available and unused capacity under the metal financing lines totaled approximately $29.1 million as of July 1, 2011.

We were in compliance with the covenants contained in our consignment agreements as of July 1, 2011.

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

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $154.7 million as of the end of the second quarter 2011.

In July 2011, we negotiated a new five-year $325.0 million revolving credit agreement to replace the former $240.0 million revolving credit agreement that was scheduled to mature in the fourth quarter 2012 by amending and restating the agreement governing the former facility. In addition to the higher borrowing capacity, various provisions relating to allowable unsecured debt, acquisitions and other items were revised in the new agreement to provide increased flexibility. The key financial covenants in the new agreement, including a leverage ratio and fixed charge coverage ratio, are similar to the former agreement.

The outstanding cash balance was $9.5 million at the end of the second quarter 2011.

The debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, was 19% at the end of the second quarter 2011 compared to 21% at the end of the first quarter 2011 and 18% at year-end 2010. The movements in debt in the first half of 2011 were partially due to changes in working capital levels. Our normal pattern in recent years is to consume cash in the first quarter and then generate cash over the balance of the year.

While the capacity under the precious metal consignment lines was increased during the first half of 2011, should metal requirements increase in future periods because of higher volumes and/or prices, we may use the available capacity under the existing credit lines to purchase metal and/or require customers to supply more of their own metal.

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

Outlook

The order entry rate, while lower than the sales level, was still solid in the second quarter 2011 and was higher than the first quarter 2011. However, the order rate slowed down in the latter part of the quarter and into the early portion of the third quarter. This slow down may be due in part to an inventory correction in the consumer electronics market. Seasonal factors may also have affected the order entry rate as portions of certain markets often slow down in the summer. The overall backlog remains healthy and we are well positioned in the majority of our markets for long-term growth. Even though shipments to our largest market, consumer electronics, were relatively flat in the second quarter 2011, our total sales grew, demonstrating the benefits of our product and market diversification efforts over recent years.

The negative margin impact from the start-up of the new beryllium facility should lessen over the balance of 2011, as we believe the facility should be operational prior to year end. Costs associated with the company name change will continue in the second half of 2011, but these marketing expenses will be lower than the costs incurred on this program during the first half of the year. We are also undertaking a number of initiatives that are designed to improve profitability in the long term, but will add to our cost structure during 2011. Cost control and cost reduction efforts will be implemented where possible to help offset the cost pressures from the higher pension expense, metal consignment fees and other items.

Forward-Looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	The global economy;

•	The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being consumer electronics, defense and science, industrial components and commercial aerospace, automotive electronics, telecommunications infrastructure, medical, energy and services;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2011;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating newly acquired businesses;

•	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	Other financial factors, including cost and availability of raw materials (both base and precious metals), metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance and the impact of the Company’s stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war, terrorist activities and acts of God, including the recent earthquake and tsunami in Japan;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The amount and timing of repurchases of our Common Stock, if, any;

•	The timing and ability to achieve further efficiencies and synergies resulting from our name change and product line alignment under the Materion name and Materion brand; and,

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of July 1, 2011, our subsidiary, Materion Brush Inc., was not a defendant in any proceedings brought by plaintiffs alleging that they had contracted, or had been placed at risk of contracting, beryllium sensitization or chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases sought recovery under negligence and various other legal theories and sought compensatory and punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claimed loss of consortium.

During the second quarter of 2011, the number of beryllium cases decreased from one case (involving three plaintiffs) to no pending beryllium cases as of July 1, 2011. As previously reported, one case (involving three plaintiffs) settled during the first quarter, but the case had not been dismissed by the court. That case has now been dismissed. No cases were filed during the quarter. The Company has no pending beryllium cases.

The Company has some insurance coverage, subject to an annual deductible.

Item 5.	Other Information

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

Materion Natural Resources Inc. did not receive any written notice of a pattern of violations under Section 104(e) of the Mine Act, nor the potential to have such a pattern, and they experienced no mining-related fatalities during the quarter ended July 1, 2011.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the quarter ended July 1, 2011, pursuant to the Mine Act, for Materion Natural Resources Inc.:

Additional information follows about MSHA references used in the table.

•	Section 104(a) Citations: The total number of violations received from MSHA under section 104(a) that are significant and substantial citations which are for alleged violations of a mining safety standard or regulation where there exits a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature.

•	Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•	Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

	Mine Act					Dollar Value
	Section 104(a)		Mine Act			(In thousands)
	Significant &	Mine Act	Section 104(d)	Mine Act	Mine Act	Proposed
	Substantial	Secton 104(b)	Citations &	Section 110(b)(2)	Section 107(a)	MSHA
Mine ID#	Citations	Orders	Orders	Violations	Orders	Assessments

4200706	—	—	2	—	—	$—

Pending Legal Actions. The Federal Mine Safety and Health Review Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. For the quarter ended July 1, 2011, no legal actions are pending.

Item 6.	Exhibits

3		Amended and Restated Code of Regulations.
10.1		Amended and Restated Credit Agreement dated July 13, 2011 among Materion Corporation, Materion Advanced Materials Technologies and Services Netherlands B.V., JPMorgan Chase Bank, N.A. and other lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 1-15885) filed on July 18, 2011), incorporated herein by reference.
10.2		Amendment No. 1 to Amended and Restated Severance Agreement, dated May 4, 2011.
10.3		Third Amendment to the Brush Engineered Materials Inc. Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011.
10.4		Amendment No. 3 to the Brush Engineered Materials Inc. Key Employee Share Option Plan dated July 12, 2011.
10.5		Amended and Restated Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 4, 2011) (filed as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 1-15885) filed on May 5, 2011), incorporated herein by reference.
10.6		Amended and Restated Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 4, 2011) (filed as Appendix B to the Registrant’s Proxy Statement (File No. 1-15885) filed on March 25, 2011), incorporated herein by reference.
11		Statement regarding computation of per share earnings.
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	.INS	XBRL Instance Document
*101	.SCH	SBRL Taxonomy Extension Schema Document
*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

/s/  John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Dated: August 9, 2011