Form 10-Q
period 2011-09-30
MATERION Corp
filed 2011-11-07
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

216-486-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No  ☑

As of October 26, 2011 there were 20,305,859 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and nine months ended September 30, 2011 are as follows:

Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Thousands except per share amounts)	2011	2010	2011	2010
Net sales	$392,794	$325,309	$1,192,309	$946,337
Cost of sales	335,444	267,095	1,016,487	782,956

Gross margin	57,350	58,214	175,822	163,381
Selling, general and administrative expense	32,322	31,621	98,012	92,571
Research and development expense	2,821	1,742	7,946	5,226
Other-net	5,016	3,928	13,752	10,958

Operating profit	17,191	20,923	56,112	54,626
Interest expense-net	807	835	2,005	2,145

Income before income taxes	16,384	20,088	54,107	52,481
Income tax expense	2,857	6,730	14,890	18,683

Net income	$13,527	$13,358	$39,217	$33,798

Net income per share of common stock — basic	$0.66	$0.66	$1.92	$1.67
Weighted-average number of common shares outstanding —basic	20,377	20,273	20,385	20,284
Net income per share of common stock — diluted	$0.65	$0.65	$1.89	$1.65
Weighted-average number of common shares outstanding —diluted	20,749	20,553	20,792	20,540

See notes to consolidated financial statements.

Consolidated Balance Sheets

(Unaudited)

	Sept. 30,	Dec. 31,
(Thousands)	2011	2010
Assets

Current assets
Cash and cash equivalents	$8,965	$16,104
Accounts receivable	156,557	139,374
Other receivables	2,472	3,972
Inventories	193,605	154,467
Prepaid expenses	42,588	31,743
Deferred income taxes	9,973	10,065

Total current assets	414,160	355,725
Related-party notes receivable	90	90
Long-term deferred income taxes	2,042	2,042
Property, plant and equipment — cost	738,066	719,953
Less allowances for depreciation, depletion and amortization	(481,400)	(454,085)

Property, plant and equipment — net	256,666	265,868
Intangible assets	34,465	36,849
Other assets	7,973	1,900
Goodwill	72,936	72,936

Total assets	$788,332	$735,410

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$46,657	$47,835
Accounts payable	35,411	33,375
Other liabilities and accrued items	53,154	59,851
Unearned revenue	2,005	2,378
Income taxes	—	3,921

Total current liabilities	137,227	147,360
Other long-term liabilities	17,710	17,915
Retirement and post-employment benefits	68,049	82,502
Unearned income	60,071	57,154
Long-term income taxes	2,905	2,906
Deferred income taxes	8,393	4,912
Long-term debt	65,640	38,305
Shareholders’ equity	428,337	384,356

Total liabilities and shareholders’ equity	$788,332	$735,410

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,	Oct. 1,
(Thousands)	2011	2010
Net income	$39,217	$33,798
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation, depletion and amortization	32,355	25,778
Amortization of deferred financing costs in interest expense	341	419
Derivative financial instrument ineffectiveness	—	598
Stock-based compensation expense	3,593	3,034
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(16,337)	(44,621)
Decrease (increase) in other receivables	1,500	10,222
Decrease (increase) in inventory	(38,291)	(20,971)
Decrease (increase) in prepaid and other current assets	(10,633)	(3,791)
Decrease (increase) in deferred income taxes	(40)	11,827
Increase (decrease) in accounts payable and accrued expenses	(4,825)	7,954
Increase (decrease) in unearned revenue	(363)	406
Increase (decrease) in interest and taxes payable	(4,185)	751
Increase (decrease) in long-term liabilities	(10,916)	(8,991)
Other — net	(3,134)	(1,591)

Net cash (used in) provided from operating activities	(11,718)	14,822
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(18,722)	(33,813)
Payments for mine development	(302)	(11,066)
Reimbursements for capital equipment under government contracts	2,917	17,840
Payments for purchase of business net of cash received	—	(20,605)
Proceeds from transfer of acquired inventory to consignment line	—	5,667
Proceeds from sale of property, plant and equipment	33	83
Other investments — net	13	14

Net cash used in investing activities	(16,061)	(41,880)
Cash flows from financing activities:
Repayments of short-term debt	(1,240)	(16,457)
Proceeds from issuance of long-term debt	92,510	80,000
Repayment of long-term debt	(65,175)	(30,000)
Debt issuance costs	(2,554)	—
Principal payments under capital lease obligations	(547)	(566)
Repurchase of common stock	(3,776)	(3,527)
Issuance of common stock under stock option plans	720	876
Tax benefit from stock compensation realization	389	173

Net cash provided from financing activities	20,327	30,499
Effects of exchange rate changes	313	(270)

Net change in cash and cash equivalents	(7,139)	3,171
Cash and cash equivalents at beginning of period	16,104	12,253

Cash and cash equivalents at end of period	$8,965	$15,424

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010 and the results of operations for the third quarter and nine months ended September 30, 2011 and October 1, 2010. All adjustments were of a normal and recurring nature.

Note B — Inventories

	Sept. 30,	Dec. 31,
(Thousands)	2011	2010
Principally average cost:
Raw materials and supplies	$43,474	$43,295
Work in process	178,003	159,081
Finished goods	69,342	32,991

Gross inventories	290,819	235,367
Excess of average cost over LIFO inventory value	97,214	80,900

Net inventories	$193,605	$154,467

Note C — Pensions and Other Post-employment Benefits

The following is a summary of the third quarter and first nine months of 2011 and 2010 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
(Thousands)	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Components of net periodic benefit cost
Service cost	$1,516	$1,244	$71	$68
Interest cost	2,309	2,156	399	434
Expected return on plan assets	(2,685)	(2,536)	—	—
Amortization of prior service cost	(118)	(132)	(9)	(9)
Amortization of net loss	982	711	—	—

Net periodic benefit cost	$2,004	$1,443	$461	$493

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
(Thousands)	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Components of net periodic benefit cost
Service cost	$4,549	$3,732	$213	$205
Interest cost	6,927	6,468	1,197	1,303
Expected return on plan assets	(8,056)	(7,608)	—	—
Amortization of prior service cost	(354)	(398)	(27)	(27)
Amortization of net loss	2,945	2,133	—	—

Net periodic benefit cost	$6,011	$4,327	$1,383	$1,481

The Company made contributions to the domestic defined benefit pension plan of $18.7 million in the first nine months of 2011.

Notes to Consolidated Financial Statements

(Unaudited)

Note D — Contingencies

Materion Brush Inc. (formerly known as Brush Wellman Inc.), one of the Company’s wholly owned subsidiaries, has been a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. Two CBD cases were outstanding as of December 31, 2010. During the first nine months of 2011, one case was dismissed while the other case was settled for an amount less than $0.1 million. There were no new CBD cases filed during the first nine months of 2011 and no cases were outstanding as of the end of the third quarter 2011.

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

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.0 million as of September 30, 2011 and $5.2 million as of December 31, 2010. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Comprehensive Income

The reconciliation between net income and comprehensive income for the third quarter and nine months ended September 30, 2011 and October 1, 2010 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Thousands)	2011	2010	2011	2010
Net income	$13,527	$13,358	$39,217	$33,798
Cumulative translation adjustment	(224)	3,040	1,845	1,694
Change in the fair value of derivative financial instruments, net of tax	1,332	(1,831)	921	(1,384)
Pension and other retirement plan liability adjustments, net of tax	343	374	1,463	1,122

Comprehensive income	$14,978	$14,941	$43,446	$35,230

Notes to Consolidated Financial Statements

(Unaudited)

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

	Advanced
	Material	Performance	Beryllium and	Technical		All
(Thousands)	Technologies	Alloys	Composites	Materials	Subtotal	Other	Total
Third Quarter 2011
Sales to external customers	$274,640	$81,739	$15,340	$20,983	$392,702	$92	$392,794
Intersegment sales	679	838	96	789	2,402	—	2,402
Operating profit (loss)	11,177	5,907	364	2,393	19,841	(2,650)	17,191
Third Quarter 2010
Sales to external customers	$214,825	$75,680	$17,010	$17,748	$325,263	$46	$325,309
Intersegment sales	1,171	319	54	911	2,455	—	2,455
Operating profit (loss)	8,961	8,671	4,153	1,738	23,523	(2,600)	20,923
First Nine Months 2011
Sales to external customers	$818,565	$262,824	$47,027	$63,598	$1,192,014	$295	$1,192,309
Intersegment sales	2,203	2,741	318	1,494	6,756	—	6,756
Operating profit (loss)	32,550	24,125	1,556	6,916	65,147	(9,035)	56,112
Assets	344,577	252,157	129,520	25,110	751,364	36,968	788,332
First Nine Months 2010
Sales to external customers	$631,732	$216,920	$45,843	$51,623	$946,118	$219	$946,337
Intersegment sales	2,032	7,003	231	2,222	11,488	—	11,488
Operating profit (loss)	26,672	20,509	8,384	4,812	60,377	(5,751)	54,626
Assets	322,208	221,464	121,253	25,443	690,368	34,781	725,149

Note G — Stock-based Compensation Expense

The Company granted 3,500 stock appreciation rights (SARs) to certain employees in the third quarter 2011 at a strike price of $34.70 per share. The fair value of the SARs, which was determined on the grant date using a Black-Sholes model, was $18.96 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

The Company granted approximately 148,000 SARs to certain employees in the second quarter 2011 at a strike price of $39.30 per share. The fair value of the SARs, which was determined on the grant date using a Black-Sholes model, was $21.47 per share and will be amortized over the vesting period of three years. The SARs expire ten years from the date of the grant.

The Company granted approximately 13,000 shares of restricted stock to its non-employee directors in the second quarter 2011 at a fair market value of $39.30 per share. The fair value was determined using the closing price of the Company’s stock on the grant date and will be amortized over the vesting period of one year.

The Company granted approximately 78,000 shares of restricted stock to certain employees in the second quarter 2011 at a fair value of $39.30 per share. Another 5,000 shares of restricted stock were granted to an employee in the second quarter 2011 at a fair value of $36.97 per share. The fair value was determined using the closing price of the Company’s common stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock will forfeit their shares should their employment be terminated prior to the end of the vesting period.

Notes to Consolidated Financial Statements

(Unaudited)

Note G — Stock-based Compensation Expense (Continued)

Total stock-based compensation expense for the above and previously existing awards and plans was $1.4 million in the third quarter 2011 and $1.0 million in the third quarter 2010. For the first nine months of the year, the stock-based compensation expense was $3.6 million in 2011 and $3.0 million in 2010.

The Company received $0.7 million for the exercise of approximately 51,000 shares in the first nine months of 2011 and $0.9 million for the exercise of approximately 49,000 shares in the first nine months of 2010. Approximately 7,000 SARs were exercised in the first quarter 2011 as well.

Note H — Other-net

Other-net expense for the third quarter and first nine months of 2011 and 2010 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(Thousands)	2011	2010	2011	2010
Exchange/translation gain (loss)	$(865)	$38	$(1,885)	$(269)
Amortization of intangible assets	(1,510)	(1,556)	(4,528)	(4,607)
Metal consignment fees	(2,563)	(2,299)	(7,362)	(4,738)
Derivative ineffectiveness	—	(108)	—	(597)
Other items	(78)	(3)	23	(747)

Total	$(5,016)	$(3,928)	$(13,752)	$(10,958)

Note I — Income Taxes

The income tax expense of $2.9 million in the third quarter 2011 was calculated by applying a rate of 17.4% against income before income taxes, while the tax expense of $6.7 million in the third quarter 2010 was calculated by applying a rate of 33.5% against the income before income taxes in that period. In the first nine months of 2011, the tax expense of $14.9 million was calculated by applying a rate of 27.5% against income before income taxes. In the first nine months of 2010, a rate of 35.6% was applied against income before income taxes to calculate the expense of $18.7 million.

The differences between the statutory and effective rates in the third quarter and first nine months of 2011 and 2010 were due to the impact of the production deduction, percentage depletion, foreign source income and deductions, executive compensation, state and local taxes and other factors. In addition, discrete items impacted the effective rate in the third quarter and the first nine months of 2011 and the first nine months of 2010.

The tax expense of $2.9 million in the third quarter 2011 included the impact of net favorable discrete items totaling $2.2 million, the majority of which was due to the reduction of tax reserves as a result of the lapse of the statute of limitations. The net discrete items also included a true-up of the 2010 federal tax return and other more minor items.

The tax expense in the first nine months of 2010 included a discrete item of $1.4 million for the reduction in a deferred tax asset. The asset was reduced as a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This legislation eliminates the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy program beginning in 2013.

The effective tax rate was lower in the third quarter 2011 than the first half of 2011 prior to the impact of any discrete events. This lower rate reduced the tax expense and increased net income in the third quarter 2011 by $0.2 million, or $0.01 per share, diluted.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2011:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Directors’ deferred compensation investments	$598	$598	$—	$—
Foreign currency forward contracts	839	—	839	—

Total	$1,437	$598	$839	$—

Financial Liabilities
Directors’ deferred compensation liability	$(598)	$(598)	$—	$—
Foreign currency forward contracts	(965)	—	(965)	—

Total	$(1,563)	$(598)	$(965)	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of September 30, 2011.

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

Notes to Consolidated Financial Statements

(Unaudited)

Note K — Derivative Instruments and Hedging Activity (Continued)

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

The Company may also use derivative contracts to hedge its precious metal exposures. The Company maintains the majority of its precious metals used in production on a consignment basis. The metal is purchased out of consignment when it is shipped to the customer and the purchase price forms the basis for the price to be charged to the customer. This allows for changes in the market prices of the precious metals in either direction to be passed through to the customer and reduces the impact changes in prices could have on the Company’s margins and operating profit. However, in certain circumstances, the Company may elect to purchase precious metals to meet a portion of its production requirements. The Company may then hedge the price exposure on this inventory by securing a forward contract. The gain or loss on the forward contract from movements in the market price will generally offset the gain or loss on the disposition of the metal. The Company may use derivative contracts to fix its purchase price for precious metals for quantities to be sold at fixed prices for limited quantities in certain circumstances. The use of precious metal derivative contracts is also governed by policies approved by the Board of Directors and monitored by a group of senior financial managers.

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

The outstanding foreign currency forward contracts had a notional value of $40.5 million as of September 30, 2011. All of these contracts were designated as and are effective as cash flow hedges. There was

Notes to Consolidated Financial Statements

(Unaudited)

Note K — Derivative Instruments and Hedging Activity (Continued)

no ineffectiveness associated with the outstanding currency contracts. The fair values of these contracts were recorded on the balance sheet as of September 30, 2011 as follows (in thousands):

Debit (credit)	Fair Value
Prepaid assets	$720
Other assets	119
Other liabilities and accrued items	(928)
Other long-term liabilities	(37)

Total	$(126)

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of September 30, 2011 and October 1, 2010 and the amounts transferred into income for the third quarter and first nine months then ended is as follows:

	Third Quarter Ended		Nine Months Ended
(Thousands)	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010

Derivative in cash flow hedging relationship	Foreign currency forward contracts	Foreign currency forward contracts	Foreign currency forward contracts	Foreign currency forward contracts

Effective portion of hedge:

Gain (loss) recognized in OCI at the end of the period	$(126)	$(2,015)

Location of gain (loss) reclassified from OCI into income	Other-net	Other-net	Other-net	Other-net

Amount of gain (loss) reclassified from OCI into income	$(948)	$453	$(2,183)	$ 841

Ineffective portion of hedge and amounts excluded from effectiveness testing:

Location of gain (loss) recognized in income on derivative	Other-net	Other-net	Other-net	Other-net

Amount of gain (loss) recognized in income on derivative	$—	$—	$—	$ —

The Company secured a debt obligation with an embedded copper derivative in October 2009. The derivative provided an economic hedge for the Company’s copper inventory against movements in the market price of copper. However, the derivative did not qualify as a hedge for accounting purposes and changes in its fair value were charged against income in the period as incurred. In the first quarter 2010, the Company secured forward contracts to reduce the variability of the charges against income due to movements in the derivative’s fair value. The ineffectiveness on the embedded derivative and the forward contract was $0.1 million in the third quarter 2010 and a net $0.6 million expense in the first nine months of 2010 and was recorded in other-net on the

Notes to Consolidated Financial Statements

(Unaudited)

Note K — Derivative Instruments and Hedging Activity (Continued)

Consolidated Statements of Income. The forward contract and the embedded copper derivative matured prior to the end of the third quarter 2010. There was no derivative ineffectiveness recorded in the third quarter or first nine months of 2011.

During 2011, the Company secured various forward contracts to sell specified quantities of gold. The contracts served as economic hedges of gold purchased and held in inventory for use in manufacturing products for sale in the normal course of business. No hedge designations were assigned to the contracts since they matured in the same quarter as they were initially secured. The recognized loss upon maturity of the contracts totaled $1.1 million in the third quarter 2011 and $1.2 million in the first nine months of 2011. The losses were recorded in cost of sales on the Consolidated Statements of Income. Equal and offsetting gains were recorded in cost of sales in the same periods as a result of the sale of the underlying gold inventory.

During 2011, the Company secured various forward contracts to purchase silver to hedge fixed sales price contracts with customers. The contracts that matured in the third quarter and first nine months of 2011 resulted in an immaterial gain of less than $0.1 million that was recorded in cost of sales on the Consolidated Statements of Income. There was one silver forward contract outstanding as of the end of the third quarter with a notional value of $0.2 million and an immaterial fair value.

The Company expects to relieve $0.2 million from OCI and charge other-net on the Consolidated Statements of Income in the twelve month period beginning October 1, 2011.

Note L — Subsequent Event

The Company acquired the outstanding stock of EIS Optics Limited (EIS) for $23.9 million in cash in October 2011. EIS produces optical thin film filters, optical subassemblies and other related products at its manufacturing facility in China. Its products are used in a variety of applications, including projection displays, entertainment lighting, sensors, medical instruments and electronic games and are sold throughout the U.S., Europe and Asia. The acquisition was financed with internally generated cash and borrowings under the revolving credit agreement.

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

Sales were $392.8 million in the third quarter 2011, an increase of 21% over sales in the third quarter 2010. The majority of this increase was due to the pass-through of higher metal costs, with the balance due to changes in demand and improved pricing in portions of our business. Sales in the third quarter 2011, however, slowed down from the high levels in the second quarter of this year due to general economic conditions, seasonal factors, government spending patterns and other factors. Sales in the first nine months of 2011 were 8% higher than sales in the first nine months of 2010 after adjusting for the estimated metal price pass-through effect.

Gross margin of $57.4 million, or 15% of sales, in the third quarter 2011 was $0.8 million lower than the gross margin in the third quarter 2010 as the benefits of the higher sales, improved pricing and a favorable change in product mix were more than offset by costs associated with the start-up of the new beryllium facility, lower yields on certain nickel-based products, differences in inventory valuation adjustments and other factors.

Various expenses were higher in the third quarter 2011 than the third quarter 2010, including costs associated with renaming the company, retirement and share-based compensation expenses and metal consignment fees. In addition, we incurred legal and other costs in the third quarter 2011 associated with a small acquisition that was completed early in the fourth quarter 2011.

While operating profit of $17.2 million was $3.7 million lower in the third quarter 2011 than the third quarter 2010, net income was $0.1 million higher as result of recording net favorable discrete events that reduced our third quarter 2011 effective tax rate.

Debt increased $17.3 million during the third quarter 2011. Major items affecting debt levels during the quarter included the repurchase of $3.8 million of our common stock and a contribution to the domestic defined benefit pension plan of $15.1 million.

RESULTS OF OPERATIONS

	Third Quarter Ended		Nine Months Ended
Millions, except per share data	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Sales	$392.8	$325.3	$1,192.3	$946.3
Operating profit	17.2	20.9	56.1	54.6
Income before income taxes	16.4	20.1	54.1	52.5
Net income	13.5	13.4	39.2	33.8
Diluted earnings per share	$0.65	$0.65	$1.89	$1.65

Sales of $392.8 million in the third quarter 2011 were 21% higher than sales of $325.3 million in the third quarter 2010, while sales in the first nine months of 2011 of $1.2 billion were 26% higher than sales of $946.3 million in the first nine months of 2010. Sales in the first nine months of 2011 established a record high.

The pass-through of higher metal prices was a significant cause for the increase in sales in the third quarter and the first nine months of 2011 over the comparable periods in the prior year. We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase prices are passed on to our customers in the form of higher or lower selling prices. The net average prices between periods for these metals increased during the third quarter and first nine months of 2011 over the respective periods in 2010.

These higher metal pass-through prices accounted for an estimated $63.4 million of the $67.5 million increase in sales in the third quarter 2011 over the third quarter 2010. All other factors combined accounted for $4.1 million of the sales growth in the third quarter 2011 over the third quarter 2010.

Higher metal pass-through prices accounted for an estimated $170.9 million of the $246.0 million increase in sales in the first nine months of 2011 over the first nine months of 2010. The underlying sales growth excluding the impact of the higher pass-through was 8% in the first nine months of 2011 over a strong first nine months of 2010.

Sales to the consumer electronics market, our largest market at approximately 38% of total sales, were lower in the third quarter 2011 than the third quarter 2010 after adjusting for the metal price pass-through differences. Sales to this market had grown significantly for five straight quarters in 2010 and the first quarter 2011 and then leveled off in the second quarter 2011.

Defense and science sales were relatively unchanged in the third quarter and first nine months of 2011 from the corresponding periods in 2010. Our traditional high margin beryllium defense business has softened, which appears to be due to push-outs and delays from changes in government spending patterns as opposed to lost applications. This softness was offset by mild growth in defense applications from other portions of the business.

Sales to the appliance market, largely in Europe, were approximately 28% lower in the third quarter 2011 than the third quarter 2010.

While sales to the above-referenced markets were either down or flat in the third quarter, sales to other markets continued to grow.

Sales to the medical market have improved, growing over 40% in the third quarter 2011 and approximately 29% in the first nine months of 2011 from the comparable periods in 2010 after adjusting for the metal price pass-through differences.

Automotive electronics market sales continued to be solid in the third quarter 2011. Third quarter year-to-date sales to this market have grown approximately 24% over the first nine months of last year.

Energy market sales also grew in the third quarter and first nine months of the year, largely due to oil and gas and architectural glass applications. Sales to this expanding market have improved approximately 31% in the first nine months of 2011 over the first nine months of 2010, after adjusting for the metal price pass-through differences.

Telecommunications infrastructure sales improved in the third quarter and first nine months of 2011 over the same periods from 2010 as increased sales of undersea telecommunication housing equipment more than offset declines in sales of microelectronic packages to Asia.

Sales to the industrial component and commercial aerospace market grew modestly during the third quarter 2011.

Pricing improvements in portions of our business contributed to the growth in sales in the third quarter and first nine months of 2011.

Domestic sales improved 33% in the third quarter 2011 and 34% in the first nine months of 2011 over the respective periods in 2010. Domestic sales include the majority of the increase in the metal price pass-through. International sales were 6% lower in the third quarter 2011 but 8% higher in the first nine months of 2011 than the same periods in 2010. International sales were 25% of total sales in the first nine months of 2011 and 30% of total sales in the first nine months of 2010.

European sales softened slightly in the third quarter 2011 but grew 20% in the first nine months of 2011 over the first nine months of 2010. Asian sales were 12% lower in the third quarter 2011 and 2% lower in the first nine months of 2011 than the comparable periods of 2010. Sales to the other international regions, while smaller than European and Asian sales, have improved year over year.

Total order entry levels softened in the third quarter from the first two quarters of 2011 and were approximately 8% less than sales in the third quarter. This softness may be attributable to a combination of general economic slowdown, seasonal issues in various markets and other factors.

Gross margin was $57.4 million, or 15% of sales, in the third quarter 2011 compared to $58.2 million, or 18% of sales, in the third quarter 2010. For the first nine months of the year, gross margin was $175.8 million, or 15% of sales, in 2011 and $163.4 million, or 17% of sales, in 2010.

Differences in volumes sold by the four segments between periods resulted in a net increase in gross margin in the third quarter 2011 of $0.9 million over the third quarter 2010 and $15.2 million in the first nine months of 2011 over the first nine months of 2010.

The change in product mix effect was generally favorable in the third quarter 2011, while improved pricing in portions of our business provided additional margin benefits.

These margin benefits were partially offset in both the third quarter and first nine months of 2011 by higher costs and inefficiencies associated with the start-up of the new beryllium facility as we continued to test the equipment and make the necessary adjustments to bring the equipment on line. Higher scrap rates on certain nickel-based products also reduced margins in the third quarter and first nine months of 2011.

We recorded a $0.4 million benefit as the estimated margin impact of the projected depletion of a last-in, first out (LIFO) inventory layer associated with the third quarter 2010. We also recorded a $3.4 million LIFO benefit in the first nine months of 2010. There was no corresponding benefit recorded in the third quarter or first nine months of 2011. We recorded a lower of cost or market charge of $0.2 million in the third quarter 2010. There were no lower of cost or market charges recorded in the third quarter or first nine months of 2011.

The increased pass-through of the higher metal costs in sales without a commensurate margin benefit has the impact of reducing the gross margin percent of sales in the third quarter and first nine months of 2011 when compared to the respective periods in 2010.

Selling, general and administrative (SG&A) expenses totaled $32.3 million in the third quarter 2011 compared to $31.6 million in the third quarter 2010. SG&A expenses were $98.0 million (8% of sales) in the first nine months of 2011, an increase of $5.4 million over the expenses of $92.6 million (10% of sales) in the first nine months of 2010.

Legal, administrative and marketing costs associated with changing the company’s name totaled $0.7 million in the third quarter 2011 and $3.4 million in the first nine months of 2011. We anticipate that we will incur additional expenses for this program in the fourth quarter 2011, but at a lower level than in the third quarter.

We incurred due diligence, legal and related costs totaling $0.8 million in the third quarter 2011 associated with an acquisition that we completed early in the fourth quarter 2011. See the “Outlook” section for further details.

Incentive compensation expense under cash-based plans was $1.9 million lower in the third quarter 2011 than the third quarter 2010 and $3.3 million lower in the first nine months of 2011 than the first nine months of 2010 due to differences in the level of projected annual performance relative to the plans’ objectives.

Stock-based compensation expense was up $0.4 million in the third quarter 2011 and $0.6 million in the first nine months of 2011 over the comparable periods in 2010.

The expense under the domestic defined benefit pension plan was $0.6 million higher in the third quarter 2011 than the third quarter 2010 and $1.7 million higher in the first nine months of 2011 than the first nine months of 2010. The increased cost was due to a change in the discount rate, the performance of the plan assets and other actuarial and demographic factors. The cost increase was divided primarily between SG&A expense and cost of sales. Other fringe benefit costs, including costs associated with the 401(k) savings plan and other retirement plans, were higher in the first nine months of 2011 than the first nine months of 2010.

Certain sales-related expenses increased with the higher sales volume in the third quarter and first nine months of 2011.

Corporate expenses, including various legal compliance and related costs, information technology costs and the costs of other initiatives designed to improve the long-term efficiencies and profitability, were also higher in the first nine months of 2011 than the first nine months of 2010.

Research and development (R&D) expenses of $2.8 million in the third quarter 2011 were $1.1 million higher than the $1.7 million expense in the third quarter 2010, while the expense for the first nine months of 2011 of $7.9 million was $2.7 million higher than the expense of $5.2 million in the first nine months of 2010. R&D activities have expanded during the first nine months of 2011 in order to help further support our near-term and long-term growth.

Other-net expense was $5.0 million in the third quarter 2011 compared to $3.9 million in the third quarter 2010 and $13.8 million in the first nine months of 2011 compared to $11.0 million in the first nine months of 2010. See Note H to the Consolidated Financial Statements for details of the major components within other-net expense.

The metal consignment fee was $0.3 million higher in the third quarter 2011 and $2.6 million higher in the first nine months of 2011 than the comparable periods in 2010 largely due to the increased value of the precious metal on hand. The additional copper pounds held under consignment in 2011 contributed to the higher fee as well.

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts. The net exchange and translation loss was $0.9 million higher in the third quarter 2011 than the third quarter 2010 and $1.6 million higher in the first nine months of 2011 than the first nine months of 2010.

The amortization of intangible assets of $1.5 million in the third quarter 2011 and $4.5 million in the first nine months of 2011 was relatively unchanged from the respective periods in the prior year.

The derivative ineffectiveness expense of $0.1 million in the third quarter 2010 and $0.6 million in the first nine months of 2010 resulted from movements in the fair values of copper derivatives that did not qualify for hedge accounting. These instruments matured prior to year-end 2010 and there was no ineffectiveness associated with the outstanding derivatives in the first nine months of 2011.

Other-net expense also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other items.

Operating profit was $17.2 million in the third quarter 2011 and $20.9 million in the third quarter 2010. Operating profit in the first nine months of 2011 was $56.1 million, an improvement of $1.5 million over the operating profit of $54.6 million earned in the first nine months of 2010.

Interest expense – net of $0.8 million in the third quarter 2011 was unchanged from the third quarter 2010 while the net expense of $2.0 million in the first nine months of 2011 was $0.1 million lower than the net expense in the first nine months of 2010. The effective borrowing rate was higher in the third quarter 2011 than the third quarter 2010 but its impact on the net expense was largely offset by differences in the average outstanding debt balances between periods.

The Income before income taxes and the Income tax expense for the third quarter and first nine months of 2011 and 2010 were as follows:

	Third Quarter Ended		Nine Months Ended
Millions	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Income before income taxes	$16.4	$20.1	$54.1	$52.5
Income tax expense	2.9	6.7	14.9	18.7
Effective tax rate	17.4%	33.5%	27.5%	35.6%

The effects of percentage depletion, foreign source income, the production deduction, executive officer compensation and other items were major factors for the difference between the effective and statutory rates in the third quarter and first nine months of 2011 and 2010.

The tax expense in the third quarter and first nine months of 2011 included a net favorable discrete item of $2.2 million due to a combination of a reduction to the tax reserves as a result of the lapse of the statute of limitations, adjustments to the 2010 tax returns that were finalized in the third quarter 2011 and other items.

The tax expense of $18.7 million in the first nine months of 2010 also included an unfavorable discrete item of $1.4 million recorded in the first quarter 2010 for the reduction of a deferred tax asset as a result of the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. Beginning in 2013, we will no longer be able to claim an income tax deduction for prescription drug benefits provided to our retirees and reimbursed under the Medicare Part D retiree drug subsidy program. While this tax increase does not take effect until 2013, accounting standards require that the carrying value of a deferred tax asset be adjusted in the period in which legislation changing the applicable tax law is enacted.

Net income was $13.5 million (or $0.65 per share, diluted) in the third quarter 2011 compared to $13.4 million (or $0.65 per share, diluted) in the third quarter 2010. For the first nine months of the year, we generated net income of $39.2 million (or $1.89 per share, diluted) in 2011 and $33.8 million (or $1.65 per share, diluted) in 2010.

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

The operating loss within All Other was $0.1 million higher in the third quarter 2011 than the third quarter 2010 and $3.3 million higher in the first nine months of 2011 than the first nine months of 2010. The increased losses were due to the costs associated with the company name change, higher legal and other corporate costs and the acquisition-related expenses offset in part by lower incentive compensation expense and the derivative ineffectiveness recorded last year.

Advanced Material Technologies

	Third Quarter Ended		Nine Months Ended
Millions	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Sales	$274.6	$214.8	$818.6	$631.7
Operating profit	11.2	9.0	32.6	26.7

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

Sales from Advanced Material Technologies of $274.6 million in the third quarter 2011 were 28% higher than sales of $214.8 million in the third quarter 2010. Sales in the first nine months of 2011 of $818.6 million grew 30% over sales from the same period in 2010. The higher sales in 2011 were due to a combination of a higher metal pass-through and organic growth.

Advanced Material Technologies adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily have a commensurate impact on the margins generated by those sales. The prices of gold, silver, platinum and palladium were higher on average in the third quarter and first nine months of 2011 than the respective periods in 2010 while average ruthenium prices were lower. The higher metal price pass-through increased sales by an estimated $58.8 million in the third quarter 2011 and $156.7 million in the first nine months of 2011 over the comparable periods in 2010.

Sales of microelectronic products manufactured at our New York, Singapore and Taiwan operations, including precious metal targets, lids and wire, were lower in the third quarter 2011 than the third quarter 2010 after adjusting for changes in the metal prices. Demand for these products, which had been very solid during the majority of 2010 and the first quarter 2011, started to slow down during the second quarter 2011. These products are used in wireless, handset, semiconductor and other microelectronic applications within the consumer electronics, defense and other markets.

Refining and shield kit cleaning sales increased 23% in the third quarter 2011 over the third quarter 2010 and 5% in the first nine months of 2011 over the first nine months of 2010. The increase was due to a combination of additional metal in the system to be reclaimed as well as market penetration efforts.

Sales of large area specialty coatings, after adjusting for the estimated differences in precious metal prices, improved 141% in the third quarter 2011 over a weak third quarter 2010 and 30% in the first nine months of 2011 over the first nine months of 2010. The growth was primarily due to higher sales of precious metal coated polymer films to the medical market.

Precision optic sales grew approximately 6% in the third quarter 2011 over the third quarter 2010 while sales in the first nine months of 2011 were relatively unchanged from the first nine months of 2010. These products are sold into the medical, defense and science and other markets. Demand for traditional science and deep space applications was softer in the first nine months of 2011 partially due to delays in government funding.

Advanced chemical sales also improved in the third quarter and first nine months of 2011 over the comparable periods in 2010. The growth was largely due to higher sales of architectural glass sales to the energy market from the New Mexico facility. Sales for other applications, including semiconductors and security, declined in the third quarter 2011 but were still were higher in the first nine months of 2011 than the first nine months of 2010.

Sales of microelectronic packages, one of this segment’s smaller product offerings, declined at double-digit rates in the third quarter and first nine months of 2011 from very high levels in the comparable periods in 2010. This decline was expected due to changes in technology within the telecommunications infrastructure market.

Order entry in the third quarter 2011 was approximately 3% below sales and essentially equal to sales in the first nine months of 2011.

Advanced Material Technologies generated a gross margin of $30.8 million (11% of sales) in the third quarter 2011 and $27.2 million (13% of sales) in the third quarter 2010. Gross margin was $91.3 million in the first nine months of 2011, an improvement of $9.7 million over the gross margin of $81.6 million in the first nine months of 2010. Gross margin was 11% of sales in the first nine months of 2011 and 13% of sales in the first nine months of 2010.

The growth in the gross margin on a dollar basis in both the third quarter and first nine months of 2011 over the comparable periods was partially due to the higher sales volumes. The change in product mix was also favorable in the third quarter and first nine months of 2011. The gross margin in the first nine months of 2010 was reduced by inventory write-downs and yield costs of $0.8 million. Offsetting a portion of these margin benefits was an increase in manufacturing overhead costs due to increased activity levels and other cost pressures.

Gross margin as a percent of sales was lower in the third quarter and first nine months of 2011 than the comparable periods in 2010 partially as a result of the increased metal price pass-through in sales.

Total SG&A, R&D and other-net expenses were $19.7 million (7% of sales) in the third quarter 2011 versus $18.2 million (8% of sales) in the third quarter 2010. These expenses totaled $58.8 million (7% of sales) in the first nine months of 2011, an increase of $3.8 million over the expenses of $55.0 million (9% of sales) in the first nine months of 2010.

Metal financing fees were $0.8 million higher in the third quarter 2011 and $2.6 million higher in the first nine months of 2011 than the respective periods in 2010. The increase is largely due to the increased value of the metal on hand.

R&D expenses also were higher due to increased activity during the first nine months of 2011, while corporate charges were higher in the third quarter and first nine months of 2011 than the comparable periods of 2010. Incentive compensation expense was lower in the third quarter 2011 than the third quarter 2010 but was slightly higher in the first nine months of 2011 than the first nine months of 2010.

Advanced Material Technologies earned an operating profit of $11.2 million in the third quarter 2011 and $9.0 million in the third quarter 2010. Operating profit was $32.6 million in the first nine months of 2011, an improvement of $5.9 million over the operating profit of $26.7 million in the first nine months of 2010. Operating profit was 4% of sales in the first nine months of both 2011 and 2010.

Performance Alloys

	Third Quarter Ended		Nine Months Ended
Millions	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Sales	$81.7	$75.7	$262.8	$216.9
Operating profit	5.9	8.7	24.1	20.5

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

Sales by Performance Alloys of $81.7 million in the third quarter 2011 were 8% higher than sales of $75.7 million in the third quarter 2010, while sales of $262.8 million in the first nine months of 2011 were $45.9 million, or 21%, higher than sales of $216.9 million in the first nine months of 2010.

Both strip and bulk sales have grown at double-digit rates in the first nine months of 2011 over the first nine months of 2010. However, sales of strip products softened in the third quarter 2011 from the levels in the first two quarters of 2011 and were lower than strip sales in the third quarter 2010, while bulk sales slowed more modestly than strip sales and sales in the third quarter 2011 remained higher than the third quarter 2010.

Consumer electronics market sales, primarily strip products, had grown approximately 7% in the first half of 2011 over the first half of 2010, but declined by approximately 30% in the third quarter 2011 from the third quarter 2010 due to softer demand for cell phone and other hand held device applications. Sales of strip products to the automotive electronics market in the third quarter and first nine months of 2011 remained higher than the comparable periods of 2010.

Sales of bulk products to the industrial component and commercial aerospace market slowed down in the third quarter 2011 from the second quarter 2011 but were still higher than the third quarter 2010. Sales to this market have grown at a double-digit rate in the first nine months of 2011 over the first nine months of 2010. Sales to the energy market, largely oil and gas applications, continued to run higher in the third quarter and first nine months of 2011 than the comparable periods of 2010. Bulk product sales to the telecommunications infrastructure market, primarily undersea housing applications, were approximately 50% higher in the first nine months of 2011 than the first nine months of 2010.

Sales to the defense and science and medical markets, while relatively small for this segment, improved slightly in the third quarter and first nine months of 2011 over the same periods in 2010.

Higher copper prices accounted for an estimated $4.6 million of the $6.0 million increase in sales between the third quarter 2011 and the third quarter 2010 and $13.8 million of the $45.9 million difference in sales between the first nine months of 2011 and the first nine months of 2010.

Shipment volumes were lower in the third quarter 2011 for strip and bulk products versus the third quarter 2010, but the impact of the lower volumes on sales values was mitigated to a varying extent as a result of pricing improvements, product mix shifts and the pass-through of higher copper costs.

Beryllium hydroxide sales totaled $4.3 million in the third quarter and $8.8 million in the first nine months of 2011. Sales of beryllium hydroxide were $4.2 million in the first nine months of 2010, all of which occurred in the second quarter of that year.

Total order entry softened during the third quarter 2011 and was at the lowest level since the fourth quarter 2009. Order entry was less than sales in both the second and third quarters of 2011.

The gross margin on Performance Alloys’ sales was $18.1 million, or 22% of sales, in the third quarter 2011 and $20.1 million, or 27% of sales, in the third quarter 2010. For the first nine months of the year, gross margin was $59.7 million, or 23% of sales, in 2011 and $54.7 million, or 25% of sales, in 2010.

The gross margin was lower in the third quarter and first nine months of 2011 in part due to lower yields and higher scrap rates on nickel-based alloy products. While improvements have been made, the nickel manufacturing issues have adversely affected margins throughout the first nine months of 2011. The lower yields negatively impacted costs but did not affect sales.

Shipments of higher beryllium-containing strip alloy products, which generally generate higher margins, declined 42% in the third quarter 2011 from the third quarter 2010 and had a negative impact on the comparison of gross margins between periods. Lower production levels in the third quarter and first nine months of 2011 also contributed to the reduced margins.

The previously discussed LIFO inventory benefit of $0.4 million in the third quarter and $3.4 million for the first nine months of 2010 were recorded against Performance Alloys’ gross margin. No similar benefit was recorded in the third quarter and first nine months of 2011.

Manufacturing overhead costs were 5% higher in the first nine months of 2011 than the first nine months of 2010.

A portion of the unfavorable impact the above items had on gross margin was offset by the improved pricing during the first nine months of 2011. The higher sales in the first half of the year also generated additional margin benefits.

Total SG&A, R&D and other-net expenses were $12.2 million in the third quarter 2011 and $11.4 million in the third quarter 2010. For the first nine months of the year, these expenses totaled $35.5 million, or 14% of sales, in 2011 and $34.2 million, or 16% of sales, in 2010.

Differences in foreign currency exchange gains and losses accounted for the majority of the difference in the expense levels between the third quarter and first nine months of 2011 and the comparable periods in 2010. R&D spending also grew throughout the first nine months of 2011. Other costs, including domestic manpower, commissions, travel and advertising, increased in order to support the higher business levels in the first nine months of 2011.

These increases were partially offset by a decrease in incentive compensation expense of $0.5 million in the third quarter and $1.2 million in the first nine months of 2011 from the same periods in 2010 due to differences in actual performance versus the plan targets.

Performance Alloys generated an operating profit of $5.9 million in the third quarter 2011 and $8.7 million in the third quarter 2010. Operating profit totaled $24.1 million in the first nine months of 2011, an improvement of $3.6 million over the operating profit of $20.5 million in the first nine months of 2010. Operating profit was 9% of sales in the first nine months of both 2011 and 2010.

Beryllium and Composites

	Third Quarter Ended		Nine Months Ended
Millions	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Sales	$15.3	$17.0	$47.0	$45.8
Operating profit	0.4	4.2	1.6	8.4

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

Sales by Beryllium and Composites of $15.3 million in the third quarter 2011 were 10% lower than sales of $17.0 million in the third quarter 2010, while sales in the first nine months of 2011 of $47.0 million were 3% higher than sales of $45.8 million in the first nine months of 2010.

Sales from the Fremont facility grew 11% in the third quarter and 29% in the first nine months of 2011 over the comparable periods in the prior year. The growth was partially due to higher sales for non-medical x-ray applications in the industrial components market.

Sales for defense and science applications from the Elmore facility declined 8% in the third quarter 2011 from the third quarter 2010 and 6% in the first nine months of 2011 from the first nine months of 2010. This decline was largely due to push-outs and delays in projects resulting from government spending changes and not from cancellations or lost applications. Sales to the industrial components market from Elmore, after increasing 34% in the first half of 2011 over the first half of 2010, declined 49% in the third quarter 2011 from the third quarter 2010.

Beryllia ceramic sales were 11% lower in the third quarter 2011 than the third quarter 2010 largely due to softer sales to the telecommunication infrastructure market. Sales of ceramics were relatively unchanged in the first nine months of 2011 from the first nine months of 2010.

Total order entry was less than the sales level in the third quarter 2011.

Beryllium and Composites generated a gross margin of $3.6 million, or 23% of sales, in the third quarter 2011 and $7.2 million, or 42% of sales, in the third quarter 2010. Gross margin was $11.1 million, or 24% of sales, in the first nine months of 2011 compared to $16.6 million, or 36% of sales, in the first nine months of 2010.

Gross margin was reduced approximately $0.4 million in the third quarter 2011 and $2.6 million in the first nine months of 2011 as a result of additional costs and inefficiencies associated with the start-up of the new beryllium facility at the Elmore plant site. Major construction of the facility has been completed but we incurred additional costs for supplies, maintenance and other items in order to enable the simultaneous operation of all of the equipment at full production volumes. The facility has successfully produced small quantities of pure beryllium and we expect it will produce enough material in the fourth quarter 2011 to allow for full product qualification. We have continued to source our pure beryllium requirements from external suppliers throughout the first nine months of 2011. The plant is designed to produce pure beryllium metal from beryllium hydroxide produced by our Utah operations, which will reduce the need to purchase metal from external sources.

Input material costs were higher in the third quarter and first nine months of 2011 than the corresponding periods in 2010 due to the limited availability of materials and other market forces.

The lower sales volumes negatively impacted gross margins in the third quarter 2011 while an unfavorable change in product mix also contributed to the decline in gross margins in the third quarter and first nine months of 2011.

Manufacturing overhead costs increased $1.6 million in the third quarter 2011 over the third quarter 2010 and $3.6 million in the first nine months of 2011 over the first nine months of 2010. A portion of this increase was due to the ongoing normal costs for the new beryllium facility. Overhead costs increased at the Fremont facility, primarily salaries and fringe benefits, in order to support the higher business levels.

SG&A, R&D and other-net expenses for Beryllium and Composites were $3.2 million, or 21% of sales, in the third quarter 2011 compared to $3.1 million, or 18% of sales, in the third quarter 2010. These expenses totaled $9.6 million, or 20% of sales, in the first nine months of 2011 and $8.2 million, or 18% of sales, in the first nine months of 2010.

R&D expenses were higher in the third quarter and first nine months of 2011 than the corresponding periods of 2010 due to increased activity. Corporate charges were also higher by minor amounts while incentive compensation expense was $0.3 million lower in the third quarter 2011 and $0.6 million lower in the first nine months of 2011. Differences in other non-operating items contributed to the higher expense level in the first nine months of 2011.

Operating profit from Beryllium and Composites was $0.4 million in the third quarter 2011 and $4.2 million in the third quarter 2010. Operating profit was $1.6 million in the first nine months of 2011, a decline of $6.8 million from the operating profit of $8.4 million earned in the first nine months of 2010. Operating profit was 3% of sales in the first nine months of 2011 and 18% of sales in the first nine months of 2010.

Technical Materials

	Third Quarter Ended		Nine Months Ended
Millions	Sept. 30, 2011	Oct. 1, 2010	Sept. 30, 2011	Oct. 1, 2010
Sales	$21.0	$17.7	$63.6	$51.6
Operating profit	2.4	1.7	6.9	4.8

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

Sales from Technical Materials of $21.0 million in the third quarter 2011 were an 18% improvement over sales of $17.7 million in the third quarter 2010. Sales of $63.6 million in the first nine months of 2011 were $12.0 million, or 23%, higher than sales of $51.6 million in the first nine months of 2010.

The majority of the sales growth in the third quarter was due to higher shipments to the consumer electronics market, a portion of which was due to increased sales of disk drive arm materials. Sales to the consumer electronics market were approximately 16% higher in the first nine months of 2011 than the first nine months of 2010.

Sales to the automotive electronics market were relatively flat in the third quarter 2011 but for the first nine months of 2011, automotive electronics sales were up approximately 25% over the first nine months of 2010.

Improved shipments to the energy market also contributed to the growth in the third quarter and first nine months of 2011 over the respective periods in the prior year.

The order entry rate softened in the third quarter 2011 from the levels in the first two quarters of 2011 and was less than sales in the third quarter. A portion of the softness may have been due to seasonal patterns in the automotive market and in Europe.

Gross margin on sales by Technical Materials was $4.6 million in the third quarter 2011 compared to $3.9 million in the third quarter 2010. Gross margin was $13.9 million in the first nine months of 2011, an improvement of $2.7 million over the gross margin of $11.2 million in the first nine months of 2010. Gross margin was 22% of sales in the third quarter and first nine months of 2011 and 2010.

The improvement in gross margin in the third quarter and first nine months of 2011 from the comparable periods in 2010 was primarily due to the increase in sales volume. Manufacturing overhead costs, including fringe benefits and utilities, increased but at a lower percentage than the increase in sales.

Total SG&A, R&D and other-net expenses were $2.2 million in the third quarter 2011, unchanged from the third quarter 2010, while the expense total of $7.0 million in the first nine months of 2011 was $0.6 million higher than the total expense of $6.4 million in the first nine months of 2010. The increased expense in the first nine months of 2011 was due to a combination of higher commissions (which vary with the sales level), manpower costs, fringe benefits and other miscellaneous items. This segment’s portion of the precious metal consignment fee, while relatively small, increased in the first nine months of 2011 over the first nine months of 2010 due to the higher metal prices.

Technical Materials generated an operating profit of $2.4 million in the third quarter 2011 and $1.7 million in the third quarter 2010. The operating profit for the first nine months of 2011 of $6.9 million was $2.1 million higher than the operating profit of $4.8 million earned in the first nine months of 2010. The profit improvement was largely due to the increased gross margin generated by the higher sales. Operating profit was 11% of sales in the first nine months of 2011 and 9% of sales in the first nine months of 2010.

LEGAL

One of our subsidiaries, Materion Brush Inc. (formerly known as Brush Wellman Inc.), is a defendant from time to time in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, typically claim loss of consortium.

There were two chronic beryllium cases outstanding against us as of December 31, 2010. During 2011, one case was dismissed and one was settled for $43,000. No new chronic beryllium cases have been filed during the first nine months of 2011 and there were no cases outstanding against us as of the end of the third quarter 2011.

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

Although it is not possible to predict the outcome of any litigation, we provide for costs related to these matters when a loss is probable and the amount is reasonably estimable. Litigation is subject to many uncertainties, and it is possible that some actions could be decided unfavorably in amounts exceeding our reserves. An unfavorable outcome or settlement of a beryllium case or additional adverse media coverage could encourage the commencement of additional similar litigation. We are unable to estimate our potential exposure to unasserted claims.

Based upon currently known facts and assuming collectability of insurance, we do not believe that resolution of future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in a future case.

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

FINANCIAL POSITION

Net cash used in operating activities was $11.7 million in the first nine months of 2011 as an increase in accounts receivable and inventory, contributions to the defined benefit pension plan and changes in other working capital items more than offset net income and the effects of depreciation.

Cash balances were $9.0 million as of the end of the third quarter 2011, a decrease of $7.1 million from year-end 2010.

Accounts receivable totaled $156.6 million as of the end of the third quarter 2011, an increase of $17.2 million, or 12%, from the December 31, 2010 balance. The main cause for this growth in receivables was that sales in the third quarter 2011 were $36.8 million higher than sales in the fourth quarter 2010. The days sales outstanding (DSO), a measure of how quickly receivables are collected, was slower by less than one day at the end of the third quarter 2011 than it was at the end of the fourth quarter 2010 and had a minor impact on the increase in receivables.

We continued to aggressively monitor and manage our credit exposures and the collectability of our receivables. Our bad debt experience remained low as the bad debt expense in the first nine months of 2011 was only $0.1 million.

Other receivables of $2.5 million as of the end of the third quarter 2011 and $4.0 million as of year-end 2010 primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. The outstanding other receivable balance also included minor amounts for other non-trade items.

Inventories were $193.6 million as of September 30, 2011 compared to $154.5 million as of December 31, 2010. The increase in inventories is largely the result of the growth in business volumes, particularly in the first half of 2011. While sales levels declined in the third quarter 2011 from the second quarter 2011, inventories were not adjusted accordingly and the inventory turnover ratio, a measure of how quickly inventory is sold on average, slowed down.

The majority of the increase in inventory was in Performance Alloys in response to the higher level of demand. Performance Alloys’ pounds in inventory increased by 16% during the first nine months of 2011. The high level of demand on the factories has also led to longer lead times on certain products, which in turn contributed to the increase in inventory levels.

Inventories within Advanced Material Technologies grew approximately 11% in the first nine months of 2011. The majority of this segment’s metal requirements are maintained through off-balance sheet financing arrangements and the 11% growth is only reflective of the change in the value of owned inventories.

Inventories within Beryllium and Composites increased $6.3 million in the first nine months of 2011 partially due to the ongoing start-up of the new beryllium facility and the related impact on material flow, including the purchase of higher-cost feedstock materials that are needed to satisfy production requirements for a number of months.

Technical Materials’ inventories declined $0.5 million during the first nine months of 2011 despite the increased sales volume as their inventory turns improved.

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

Capital expenditures for the first nine months of 2011 and 2010 are summarized as follows:

	First Nine Months
(Millions)	2011	2010
Capital expenditures	$18.7	$33.8
Mine development	0.3	11.1

Subtotal	19.0	44.9
Reimbursement for spending under government contract	2.9	17.8

Net spending	$16.1	$27.1

We have a Title III contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. As previously noted, the equipment has been installed but work remains to bring it fully up on line. The total cost of the project is estimated to be $97.0 million, with the DoD providing approximately 73% of the funding. The final cost of the project and the DoD’s share will be determined based upon the satisfactory completion of the final construction items, resolution of any start-up issues and other factors. Spending on this project totaled $2.9 million in the first nine months of 2011 and was included within the $18.7 million of expenditures in the above table. The spending and reimbursement received from the government may differ in a given period due to the normal lag between when the spending occurs and the government issues the reimbursement. Reimbursements from the DoD are recorded as unearned income and included in other long-term liabilities on the Consolidated Balance Sheets.

Capital expenditures in the first nine months of 2011 included $1.5 million for the purchase of a building at the Elmore facility that was previously held under an operating lease.

The remainder of the capital spending was on isolated pieces of equipment and various infrastructure projects across the organization. Major projects undertaken during the first nine months of 2011 included a new dross reclamation system in Elmore, upgrades to Performance Alloys’ casting operations in Elmore, expansion of the refine and shield kit cleaning operations in Buffalo, New York, expansion of the Singapore facility, upgrades to the electron beam weld equipment in Lincoln and software implementations at various facilities.

Intangible assets were $34.5 million as of the end of the third quarter 2011 and $36.8 million at year end 2010. The decline was due to the current period amortization net of additions of deferred financing costs associated with new debt agreements signed in 2011.

Other liabilities and accrued items totaled $53.2 million at the end of the third quarter 2011 compared to $59.9 million as of the end of 2010. The decline was mainly due to the payment of the accrued 2010 incentive compensation in the first quarter 2011 less the amounts accrued for the first nine months of 2011. In addition, the fair value of foreign currency derivative contracts was lower as were accruals for utilities and miscellaneous taxes.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $2.0 million as of September 30, 2011 and $2.4 million as of December 31, 2010. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities of $17.7 million as of the end of the third quarter 2011 were $0.2 million lower than the year-end 2010 balance. The difference was largely due to movements in long-term capital lease and rent obligations.

Unearned income was $60.1 million at the end of the third quarter 2011 compared to $57.2 million at year-end 2010. This balance represents reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. This liability will be reduced and credited to income ratably with the depreciation expense on the equipment.

The retirement and post-employment benefit balance was $68.0 million at the end of the third quarter 2011, a decline of $14.5 million from December 31, 2010. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic pension plan declined a net $15.3 million in the first nine months of 2011 as a result of the contributions to the plan totaling $18.7 million (which included $15.1 million in the third quarter) and an adjustment to other comprehensive income, a component of shareholders’ equity, of $2.6 million offset in part by the current year expense of $6.0 million.

The accruals for the other plans increased on a net basis over the first nine months of 2011.

Debt totaled $112.3 million as of the end of the third quarter 2011, an increase of $26.2 million from the total debt balance of $86.1 million at year-end 2010. The increase in debt and a portion of the available cash was used to fund the growth in working capital, the contributions to the domestic defined benefit pension plan and the repurchase of stock.

Short-term debt, which included domestic and foreign currency denominated loans, was $46.7 million as of the end of the third quarter 2011. Long-term debt was $65.6 million as of the end of the third quarter 2011. We were in compliance with all of our debt covenants as of the end of the third quarter 2011.

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

Shareholders’ equity was $428.3 million at the end of the third quarter 2011, an increase of $43.9 million over the balance of $384.4 million as of year-end 2010. The increase was primarily due to comprehensive income of $43.4 million (see Note E to the Consolidated Financial Statements).

We repurchased approximately 132,000 shares of our common stock at a cost of $3.8 million in the first nine months of 2011 (all of which occurred in the third quarter) under a plan approved by the Board of Directors.

Equity was also affected by stock-based compensation expense, the exercise of options and other factors.

Prior Year Financial Position

Net cash provided from operating activities was $14.8 million in the first nine months of 2010 as net income and the effects of depreciation more than offset a net increase in working capital items, primarily accounts receivable and inventory.

Accounts receivable grew $49.6 million, or 59%, during the first nine months of 2010 primarily due to the higher sales. Inventories were $22.2 million, or 17%, higher at the end of the third quarter 2010 than at year-end 2009 although inventories were not restocked at the same level as the growth in sales. Inventories within each of the four segments grew in the first nine months of 2010 after having been reduced throughout 2009 in response to the lower level of demand in that year. Other liabilities and accrued items increased $11.8 million during the first nine months of 2010 largely due to higher incentive compensation accruals based upon the improved performance relative to the plans’ objectives. The retirement and post-employment obligation declined $9.1 million in the first nine months of 2010. This decline was due to contributions to the domestic defined benefit pension plan totaling $11.7 million made in that period net of the annual expense and other items.

Capital expenditures totaled $44.9 million and reimbursements from the government for equipment to be purchased under the Title III program were $17.8 million in the first nine months of 2010. Capital spending included mine development costs of $11.1 million at our Utah site. During the third quarter 2010, we recorded a $10.2 million capital lease asset and obligation associated with the building for the new beryllium facility.

We purchased the outstanding capital stock of Academy Corporation for $21.0 million in January 2010. Immediately after the purchase, we transferred ownership of Academy’s precious metal inventory to a financial institution for its fair value and consigned it back under our existing consignment lines.

We repurchased approximately 150,000 shares of our common stock at a cost of $3.5 million in the first nine months of 2010 (all of which occurred in the third quarter) under a plan approved by the Board of Directors.

Outstanding debt totaled $98.1 million as of the end of the third quarter 2010, an increase of $33.6 million over the balance as of year-end 2009, while cash on hand of $15.4 million was $3.2 million higher than the prior year end.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. We also maintain a portion of our copper requirements on consignment. The balance outstanding under these off-balance sheet consignment arrangements totaled $258.9 million at the end of the third quarter 2011 compared to $211.8 million outstanding as of year-end 2010. The increase in the outstanding balance was due to higher metal prices, additional metal held in the refine system (which has long processing times) and other factors.

We negotiated an increase to the available capacity under the existing off-balance sheet consignment arrangements during 2011. The available and unused capacity under the metal financing lines totaled approximately $111.5 million as of September 30, 2011.

We were in compliance with the covenants contained in our consignment agreements as of September 30, 2011.

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

In July 2011, we negotiated a new five-year $325.0 million revolving credit agreement to replace the former $240.0 million revolving credit agreement that was scheduled to mature in the fourth quarter 2012. In addition to the higher borrowing capacity, various provisions relating to allowable unsecured debt, acquisitions and other items were revised in the new agreement to provide increased flexibility. The key financial covenants in the new agreement, including a leverage ratio and fixed charge coverage ratio, are similar to those contained in the former agreement.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $225.6 million as of the end of the third quarter 2011. The cash balance was $9.0 million as of the end of the third quarter 2011.

The debt-to-debt-plus-capital ratio, a measure of balance sheet leverage, increased to 21% as of the end of the third quarter 2011 from 18% at year-end 2010. A large portion of this increase was due to funding the pension plan contribution made during the third quarter 2011.

While the capacity under the precious metal consignment lines was increased during 2011, should metal requirements increase in future periods because of higher volumes and/or prices, we may use the available capacity under the existing credit lines to purchase metal and/or require customers to supply more of their own metal.

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

OUTLOOK

While we remain well-positioned in many of the markets we serve, we entered the fourth quarter 2011 with uncertainties surrounding the global economy and the related impact on our markets going forward. The consumer electronics market in particular has weakened while defense related programs have been pushed out due to government spending limitations. However, various markets, including automotive electronics, medical and energy, have held up well through the first nine months of 2011. Our order entry rate softened from the record levels in the first half of the year during the third quarter 2011 but remained at fairly high levels.

Precious and base metal prices declined part way through the third quarter 2011 and remained lower early in the fourth quarter 2011 than the average prices in the third quarter. If prices remain at these levels, all else being equal, our fourth quarter 2011 sales will be lower than sales in the third quarter 2011 due to a lower metal price pass-through.

The longer than expected start-up of the beryllium facility and its impact on operating and material costs will have a negative impact on margins in the fourth quarter 2011. We anticipate that the facility will produce a limited amount of pure beryllium in the fourth quarter and will be functioning at planned production levels toward the end of the first quarter 2012.

Early in the fourth quarter 2011, we acquired the outstanding stock of EIS Optics Limited (EIS) for $23.9 million in cash. EIS manufactures optical thin film filters, optical subassemblies and related products at its facility in China for a variety of end-use applications in the projection display, entertainment lighting, sensors, medical instrument and gaming industries. EIS sells its products throughout the US, Europe and Asia. The acquisition was financed with internally generated cash and borrowings under our revolving credit agreement. The purchase price is subject to revision pending final resolution of the working capital value and other items as detailed in the purchase agreement. Expenses associated with the acquisition, including legal, due diligence and advisor fees, coupled with the impact of purchase accounting along with the EIS operating results are estimated to adversely affect pre-tax earnings by approximately $2.2 to $2.9 million in the fourth quarter 2011.

Our effective tax rate was reduced in the third quarter due to discrete events recorded in that period. We anticipate that the effective tax rate in the fourth quarter 2011 will be in the range of the rates used in the first two quarters of 2011.

Based upon the above and other factors, as of early in the fourth quarter, we are estimating earnings for to be in the range of $2.10 to $2.20 per share, diluted for the full year 2011.

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

•

The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, defense and science, industrial components and commercial aerospace, automotive electronics, telecom infrastructure, appliance, medical and energy;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2011 and 2012;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses, including EIS Optics;

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

•	The uncertainties related to the impact of war, terrorist activities and acts of God;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The timing and ability to achieve further efficiencies and synergies resulting from our name change and business unit alignment under the Materion name and Materion brand; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our Annual Report on Form 10-K to shareholders for the period ended December 31, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2 through August 5, 2011	—	—	449,720	550,280
August 6 through September 2, 2011	132,000	$28.57	581,720	418,280
September 3 through September 30, 2011	—	—	581,720	418,280

(1)

On August 1, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to 1,000,000 shares of our common stock. As of September 30, 2011, 418,280 shares may yet be purchased under the program.

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

Materion Natural Resources Inc. did not receive any written notice of a pattern of violations under Section 104(e) of the Mine Act, nor the potential to have such a pattern, and they experienced no mining-related fatalities during the current quarter ended September 30, 2011.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarter ended September 30, 2011, pursuant to the Mine Act, for Materion Natural Resources Inc.

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

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

Mine ID#	Mine Act Section 104(a) Significant & Substantial Citations	Mine Act Section 104(b) Orders	Mine Act Section 104(d) Citations & Orders	Mine Act Section 110(b)(2) Violations	Mine Act Section 107(a) Orders	Dollar Value (in thousands) Proposed MSHA Assessments
4200706	—	—	—	—	—	$—

Pending Legal Actions. The Federal Mine Safety and Health Review Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. For the quarter ended September 30, 2011, no legal actions are pending.

Item 6.	Exhibits

10.1	Second Amendment to the Third Amended and Restated Precious Metals Agreement dated August 18, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) filed on August 22, 2011), incorporated herein by reference.

10.2	Sixth Amendment to the Consignment Agreement dated September 13, 2011, among Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) filed on September 16, 2011), incorporated herein by reference.

10.3	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) filed on September 19, 2011), incorporated herein by reference.

10.4	Third Amendment to the Third Amended and Restated Precious Metals Agreement dated October 17, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) filed on October 18, 2011), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	SBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and Chief Financial Officer

Dated: November 7, 2011