Form 10-Q
period 2012-03-30
MATERION Corp
filed 2012-05-01
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of April 25, 2012 there were 20,420,705 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended March 30, 2012 are as follows:

Materion Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	First Quarter Ended
	Mar. 30,	Apr. 1,
(Thousands except per share amounts)	2012	2011
Net sales	$353,630	$374,805
Cost of sales	304,212	319,005

Gross margin	49,418	55,800
Selling, general and administrative expense	32,654	31,642
Research and development expense	3,092	2,410
Other-net	3,788	3,671

Operating profit	9,884	18,077
Interest expense-net	698	585

Income before income taxes	9,186	17,492
Income tax expense	3,068	5,674

Net income	$6,118	$11,818

Basic earnings per share:
Net income per share of common stock	$0.30	$0.58

Diluted earnings per share:
Net income per share of common stock	$0.30	$0.57

Weighted-average number of shares of common stock outstanding
Basic	20,370	20,356
Diluted	20,707	20,796

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	First Quarter Ended
	Mar. 30,	Apr. 1,
(Thousands)	2012	2011
Net income	$6,118	$11,818

Other comprehensive income:
Foreign currency translation adjustment	(754)	1,311
Derivative and hedging activity, net of tax	(182)	(200)
Pension and post employment benefit adjustment, net of tax	835	560

Net change in accumulated other comprehensive income (loss)	(101)	1,671

Comprehensive income	$6,017	$13,489

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Mar. 30,	Dec. 31,
(Thousands)	2012	2011
Assets
Current assets
Cash and cash equivalents	$15,146	$12,255
Accounts receivable	139,372	117,761
Other receivables	2,129	4,602
Inventories	188,972	187,176
Prepaid expenses	40,644	39,739
Deferred income taxes	9,362	9,368

Total current assets	395,625	370,901
Related-party notes receivable	51	73
Long-term deferred income taxes	12,857	11,627
Property, plant and equipment — cost	761,471	753,326
Less allowances for depreciation, depletion and amortization	(499,206)	(489,513)

Property, plant and equipment — net	262,265	263,813
Intangible assets	32,923	34,580
Other assets	7,948	7,073
Goodwill	84,641	84,036

Total assets	$796,310	$772,103

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$58,055	$40,944
Accounts payable	30,380	39,385
Other liabilities and accrued items	45,827	56,309
Unearned revenue	2,252	3,033
Income taxes	2,117	—

Total current liabilities	138,631	139,671
Other long-term liabilities	15,999	16,488
Retirement and post-employment benefits	103,505	105,115
Unearned income	63,104	62,540
Long-term income taxes	1,793	1,793
Deferred income taxes	855	51
Long-term debt	60,320	40,463
Shareholders’ equity	412,103	405,982

Total liabilities and shareholders’ equity	$796,310	$772,103

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Quarter Ended
(Thousands)	Mar. 30, 2012	Apr. 1, 2011
Net income	$6,118	$11,818
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	11,951	11,893
Amortization of deferred financing costs in interest expense	157	117
Stock-based compensation expense	1,411	990
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(21,792)	(13,094)
Decrease (increase) in other receivables	2,473	942
Decrease (increase) in inventory	(1,381)	(21,198)
Decrease (increase) in prepaid and other current assets	(988)	(1,280)
Decrease (increase) in deferred income taxes	(1,295)	—
Increase (decrease) in accounts payable and accrued expenses	(19,527)	(12,004)
Increase (decrease) in unearned revenue	(784)	651
Increase (decrease) in interest and taxes payable	2,276	2,054
Increase (decrease) in long-term liabilities	(1,079)	(1,623)
Other — net	(512)	(20)

Net cash used in operating activities	(22,972)	(20,754)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(9,282)	(3,869)
Payments for mine development	(159)	(127)
Reimbursements for capital equipment under government contracts	563	1,112
Payments for purchase of business net of cash received	(3,955)	—
Proceeds from sale of property, plant and equipment	—	31
Other investments — net	1,742	—

Net cash used in investing activities	(11,091)	(2,853)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	17,160	8,561
Proceeds from issuance of long-term debt	20,105	20,000
Repayment of long-term debt	(247)	(10,000)
Principal payments under capital lease obligations	(191)	(257)
Issuance of common stock under stock option plans	128	637
Tax benefit from stock compensation realization	67	376

Net cash provided from financing activities	37,022	19,317
Effects of exchange rate changes	(68)	193

Net change in cash and cash equivalents	2,891	(4,097)
Cash and cash equivalents at beginning of period	12,255	16,104

Cash and cash equivalents at end of period	$15,146	$12,007

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 30, 2012 and December 31, 2011 and the results of operations for the first quarter ended March 30, 2012 and April 1, 2011. All adjustments were of a normal and recurring nature.

Note B — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	Mar. 30, 2012	Dec. 31, 2011
Principally average cost:
Raw materials and supplies	$43,553	$42,969
Work in process	183,323	179,445
Finished goods	54,125	57,645

Gross inventories	281,001	280,059
Excess of average cost over LIFO inventory value	92,029	92,883

Net inventories	$188,972	$187,176

Note C — Pensions and Other Post-employment Benefits

The following is a summary of the first quarter 2012 and 2011 net periodic benefit cost for the domestic defined benefit pension plan and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Mar. 30,	Apr. 1,	Mar. 30,	Apr. 1,
(Thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$1,932	$1,516	$71	$71
Interest cost	2,336	2,309	360	399
Expected return on plan assets	(2,926)	(2,685)	—	—
Amortization of prior service cost (benefit)	(84)	(118)	22	(9)
Amortization of net loss	1,402	982	—	—

Net periodic benefit cost	$2,660	$2,004	$453	$461

The Company made contributions to the domestic defined benefit pension plan of $2.6 million in the first three months of 2012.

Note D — Contingencies

Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. There were no CBD claims outstanding against the Company as of March 30, 2012 nor were there any claims asserted during the first quarter 2012.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note D — Contingencies (Continued)

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.4 million as of March 30, 2012 and $5.3 million as of December 31, 2011. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Segment Reporting

	Advanced
	Material	Performance	Beryllium and	Technical		All
(Thousands)	Technologies	Alloys	Composites	Materials	Subtotal	Other	Total
First Quarter 2012
Sales to external customers	$241,806	$75,228	$16,117	$20,400	$353,551	$79	$353,630
Intersegment sales	665	697	200	264	1,826	—	1,826
Operating profit (loss)	5,285	6,260	(1,291)	1,893	12,147	(2,263)	9,884
Assets	358,933	238,471	129,033	24,560	750,997	45,313	796,310
First Quarter 2011
Sales to external customers	$256,626	$84,449	$13,958	$19,661	$374,694	$111	$374,805
Intersegment sales	681	910	190	318	2,099	—	2,099
Operating profit (loss)	10,709	8,765	86	2,157	21,717	(3,640)	18,077
Assets	336,190	245,569	122,154	25,651	729,564	30,279	759,843

Note F — Stock-based Compensation Expense

Stock-based compensation expense was $1.4 million in the first quarter 2012 and $1.0 million in the first quarter 2011.

The Company granted approximately 182,000 stock appreciation rights (SARs) to certain employees in the first quarter 2012 at a strike price of $29.45 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $16.35 per share and will be amortized over the vesting period of three years. The SARs expire in seven years from the date of the grant.

The Company granted approximately 52,000 shares of restricted stock to certain employees in the first quarter 2012 at a weighted-average fair value of $29.40 per share. The fair value was determined using the closing price of the Company’s stock on the grant dates and will be amortized over the vesting period of three years. The holders of the restricted stock will forfeit their shares should their employment be terminated prior to the end of the vesting period.

The Company granted approximately 51,000 performance restricted stock units to certain employees in the first quarter 2012 at a fair market value of $25.55 per share. The fair value will be expensed over the vesting period of three years. The final share payout to the employees will be based upon the Company’s total return to shareholders over the vesting period relative to a peer group’s performance over the same period.

The Company received $0.1 million for the exercise of approximately 11,000 options during the first quarter 2012 and $0.6 million for the exercise of approximately 49,000 options during the first quarter 2011. Exercises of SARs totaled approximately 23,000 in the first quarter 2012 and 7,000 in the first quarter 2011.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note G — Other-net

Other-net expense for the first quarter of 2012 and 2011 is summarized as follows:

	First Quarter Ended
	Mar. 30,	Apr. 1,
(Thousands)	2012	2011
Foreign currency exchange/translation gain (loss)	$243	$(344)
Amortization of intangible assets	(1,435)	(1,509)
Metal consignment fees	(2,221)	(2,129)
Other items	(375)	311

Total	$(3,788)	$(3,671)

Note H — Income Taxes

The tax expense of $3.1 million in the first quarter 2012 was calculated by applying a rate of 33.4% against income before income taxes while the tax expense of $5.7 million in the first quarter 2011 was calculated by applying a rate of 32.4% against the income before income taxes in that period. The differences between the statutory and effective rates in both quarters was due to the impact of percentage depletion, the production deduction, executive compensation and state and local taxes and other factors.

In addition, discrete events, primarily a reduction in tax assets due to a change in the statutory rate in Japan, increased tax expense by approximately $0.1 million in the first quarter 2012. There were no material discrete events that affected the tax rate in the first quarter 2011.

Note I — Fair Value of Financial Instruments

The Company measures and records financial instruments at their fair values. A fair value hierarchy is used for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Quoted market prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note I — Fair Value of Financial Instruments (Continued)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 30, 2012:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Directors’ deferred compensation investments	$636	$636	$—	$—
Foreign currency forward contracts	1,197	—	1,197	—

Total	$1,833	$636	$1,197	$—

Financial Liabilities
Directors’ deferred compensation liability	$636	$636	$—	$—

Total	$636	$636	$—	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of March 30, 2012.

Note J — Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge portions of its foreign currency and precious metal exposures. The objectives for using derivatives in these areas are as follows:

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

The use of foreign currency derivative contracts is governed by policies approved by the Board of Directors. A team consisting of senior financial managers reviews the estimated exposure levels, as

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note J — Derivative Instruments and Hedging Activity (Continued)

defined by budgets, forecasts and other internal data, and determines the timing, amounts and instruments to use to hedge that exposure within the confines of the policy. Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transactions against the program objectives, targeted rates and levels of risk assumed. Hedge contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of rate movements.

Precious Metals. The Company maintains the majority of its precious metal production requirements on consignment in order to reduce the working capital investment and the exposure to metal price movements. When a precious metal product is fabricated and ready for shipment to the customer, the metal is purchased out of consignment at the current market price and that price forms the basis for the price to be charged to the customer.

In certain circumstances, a customer may want to establish the price for the precious metal when the sales order is placed rather than at the time of the shipment. Setting the selling price at a difference date than when the material would be purchased potentially creates an exposure to movements in the market price of the metal. Therefore, in these limited situations, the Company may elect to enter into a forward contract to purchase a stated quantity of precious metal at a fixed price on a specified date in the future. The price in the forward contract serves as the basis for the price to be charged to the customer. By so doing, the selling and purchase prices are matched and the Company’s market price exposure is reduced.

The Company refines precious metal-containing materials for its customers and typically will purchase the refined metal from the customer at current market prices. In limited circumstances, the customer may want to fix the price to be paid at the time of the order as opposed to when the material is refined. The customer may also want to fix the price to be paid for a number of orders over a period of time. The Company may then enter into a hedge contract, either a forward contract or a swap, to fix the price for the estimated quantity of refined metal to be purchased thereby reducing the exposure to adverse movements in the market price of the metal.

The Company will only enter into a derivative contract if there is an underlying identified exposure. Contracts are typically held until maturity. The Company does not engage in derivative trading activities and does not use derivatives for speculative purposes. The Company only uses currency hedge contracts that are denominated in the same currency as the underlying exposure and precious metal hedge contracts denominated in the same metal as the underlying exposure.

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

The outstanding foreign currency forward contracts had a notional value of $31.6 million as of March 30, 2012. All of these contracts were designated as and effective as cash flow hedges. There was no ineffectiveness associated with the outstanding currency contracts. The fair value of these contracts was $1.2 million and was

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note J — Derivative Instruments and Hedging Activity (Continued)

recorded in prepaid expenses on the Consolidated Balance Sheet as of March 30, 2012. There were no precious metal hedge contracts outstanding as of March 30, 2012 as the contracts that were outstanding as of December 31, 2011 matured during the quarter.

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of March 30, 2012 and April 1, 2011 and the amounts transferred into income for the three month periods then ended is as follows:

	Effective Portion of Hedge			Ineffective Portion of Hedge
(Thousands) Gain (loss)	Recognized in OCI at End of Period	Reclassified from OCI into Income During Period		Recognized in Income on Derivative During Period
		Location	Amount	Location	Amount
First Quarter 2012
Foreign currency contracts	$1,197	Other-net	$415	Other-net	$—
Precious metal contracts	—	Cost of sales	51	Cost of sales	—

Total	$1,197		$466		$—

First Quarter 2011
Foreign currency contracts	$(1,844)	Other-net	$(610)	Other-net	$—

Total	$(1,844)		$(610)		$—

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

The Company expects to relieve the $1.2 million balance in OCI and credit other-net on the Consolidated Statements of Income during the twelve month period beginning March 31, 2012.

Note K — Acquisitions

The Company acquired all of the outstanding stock of Aerospace Metal Composites Limited (AMC) of Farnborough, England for $3.3 million, net of $1.5 million of cash acquired, in the first quarter 2012. AMC manufactures high performance ultrafine particulate reinforced metal matrix composites, primarily aluminum materials, that are used in performance automotive, aerospace, defense and precision high speed machinery applications. A portion of the purchase price was held in escrow pending resolution of various matters as detailed in the purchase agreement. The assessment of the assets and liabilities acquired, including any goodwill or intangible assets, was not finalized as of the end of the first quarter.

The pro forma impact of AMC’s operating results on the Company’s sales, income before income taxes and net income for 2011 and 2012 was immaterial.

The Company increased goodwill by $0.6 million from the acquisition of EIS Optics Limited from the final working capital adjustments as detailed in the purchase agreement. The purchase price accounting remains preliminary at the end of the first quarter 2012.

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

First quarter 2012 sales of $353.6 million were 6% lower than sales of $374.8 million in the first quarter 2011 and the resulting gross margin and operating profit levels in the first quarter 2012 were reflective of the lower sales volume and other factors. Diluted earnings per share were $0.30 in the first quarter 2012 compared to $0.57 in the first quarter 2011.

The sales order entry level was slightly above sales in the first quarter 2012 but below the first quarter 2011 levels as demand from consumer electronics, defense and science and sectors of the energy market was soft.

However, customer demand levels improved in the first quarter 2012 from a weak fourth quarter 2011 and our first quarter 2012 sales were $19.2 million higher than sales of $334.4 million in the fourth quarter 2011.

In March 2012, we acquired all of the outstanding shares of Aerospace Metal Composites Limited (AMC) of Farnborough, England. AMC, a small operation with long-term growth potential, produces high performance metal matrix composites that are sold into the automotive, aerospace and defense, precision machinery and other markets.

Debt increased $37.0 million during the first quarter 2012 in order to support an increase in working capital, capital expenditures and the acquisition of AMC.

RESULTS OF OPERATIONS

	First Quarter
(Millions except per share amounts)	2012	2011
Sales	$353.6	$374.8
Operating profit	9.9	18.1
Income before income taxes	9.2	17.5
Net income	6.1	11.8
Diluted earnings per share	$0.30	$0.57

Sales of $353.6 million in the first quarter 2012 were $21.2 million, or 6%, lower than sales of $374.8 million in the first quarter 2011.

Domestic sales declined approximately 8% in the first quarter 2012 from the first quarter 2011. International sales were unchanged between periods as lower sales to Europe and Asia were offset by increased sales to other regions, including Canada.

After a strong first half of 2011, demand levels weakened in the second half of the year, particularly in the fourth quarter. Demand levels improved in portions of our markets in the first quarter 2012 over the fourth quarter 2011, but were still below the levels from the first quarter 2011. Order entry was approximately 1% higher than sales in the first quarter 2012.

The consumer electronics market, which accounted for approximately 40% of our total sales in the first quarter 2012, declined 5% in the first quarter 2012 from the first quarter 2011 as the demand for wireless and other handheld applications remained sluggish. While the lower consumer electronics sales accounted for a significant portion of the sales decline between quarters, first quarter 2012 sales to this market did improve 9% over the soft fourth quarter 2011.

Sales to the industrial components and commercial aerospace market grew approximately 7% in the first quarter 2012 over the first quarter 2011. The growth resulted in large part from additional sales for heavy equipment applications. Sales to this market accounted for 13% of the first quarter 2012 sales.

Medical market sales, which were approximately 7% of our total first quarter 2012 sales, also grew in the first quarter 2012 over the first quarter 2011. This growth was mainly due to improved manufacturing and delivery performance and an increased share at various customers.

Sales to the defense and science market in the first quarter 2012 were down approximately 3% from the first quarter 2011, although our traditional beryllium-based defense sales were higher in the first quarter 2012. The defense and science market represented approximately 10% of our total sales in the first quarter 2012.

Energy market sales were 21% lower in the first quarter 2012 than the first quarter 2011. The majority of the decline was in high-metal content architectural glass applications while sales for solar energy applications declined by a minor amount. Growth in sales for oil and gas applications, which is a key sector of this market, offset a portion of these declines.

Automotive electronics market sales declined 9% in the first quarter 2012 from a relatively strong first quarter 2011, but grew 25% over the fourth quarter 2011. Sales to the appliance market, one of our smaller markets, softened in part due to the economic conditions in Europe while sales to the telecommunications infrastructure market were approximately 21% lower in the first quarter 2012 than the first quarter 2011 partially as a result of a change in technology.

The decline in sales in the first quarter 2012 from the first quarter 2011 was net of an increase in higher metal pass-through prices. We use copper, gold, palladium, platinum, silver and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase prices are passed on to our customers in the form of higher or lower selling prices. The average precious metal prices were higher in the first quarter 2012 than the first quarter 2011, while the average copper prices were lower, the net effect of which resulted in an estimated increase in sales of $16.3 million.

The acquisition of EIS Optics Limited (EIS) in the fourth quarter 2011 provided a small benefit to sales and gross margin in the first quarter 2012. The AMC acquisition had a negligible impact on our sales and gross margin in the first quarter 2012.

Gross margin was $49.4 million, or 14% of sales, in the first quarter 2012 compared to $55.8 million, or 15% of sales, in the first quarter 2011.

The lower sales volume in the first quarter 2012 reduced gross margin by an estimated $4.6 million as compared to the first quarter 2011. The related lower production volumes also had a negative impact on margins in the first quarter 2012, while the change in product mix was unfavorable in the first quarter 2012 from the first quarter 2011, which was partially due to the lower consumer electronics sales.

Offsetting a portion of these unfavorable changes in gross margin was the impact of higher prices in a portion of our business and the improved yields and lower manufacturing costs for various nickel products.

The costs associated with the start-up of the new beryllium facility in Elmore, Ohio continued in the first quarter 2012. The net costs incurred in the first quarter 2012, however, were approximately $0.5 million lower than the related start-up costs incurred in the first quarter 2011.

Selling, general and administrative (SG&A) expenses were $32.7 million in the first quarter 2012 and $31.6 million in the first quarter 2011. SG&A expenses were 9% of sales in the first quarter 2012 and 8% in the first quarter 2011.

SG&A expenses incurred by EIS totaled $1.5 million in the first quarter 2012.

The expense for the domestic defined benefit pension plan was $0.4 million higher in the first quarter 2012 than the first quarter 2011. The impact of this cost increase was recorded primarily in SG&A expense and cost of sales, with a minor amount recorded in R&D expense.

Other corporate costs were higher in the first quarter 2012 than the first quarter 2011. A portion of the higher costs was due to various initiatives, including a new centralized procurement function, that are designed to produce long-term savings and improved profitability across the organization. Other costs, including human resources and business development, have increased in order to support a larger and more diverse organization.

The incentive compensation expense under cash-based plans was $0.9 million lower in the first quarter 2012 than the first quarter 2011 due to differences in the projected level of annual profit and other factors relative to the plans’ targets in each year. Stock-based compensation expense of $1.4 million in the first quarter 2012 was $0.4 million higher than in the first quarter 2011.

Legal, administrative and marketing costs associated with the company name change in the first quarter 2011 totaled $1.6 million. This program was largely completed during 2011 and the associated expenses in the first quarter 2012 were immaterial.

Research and development (R&D) expenses were $3.1 million in the first quarter 2012 compared to $2.4 million in the first quarter 2011. R&D expense was less than 1% of sales in both periods. R&D activity levels, however, have increased in various portions of our business.

Other-net expense totaled $3.8 million in the first quarter 2012 and $3.7 million in the first quarter 2011. See Note G to the Consolidated Financial Statements for details of the major components within other-net expense.

The metal consignment fee of $2.2 million in the first quarter 2012 was $0.1 million higher than the fee in the first quarter 2011 as the impact of the higher metal prices was partially offset by lower quantities of metal on hand.

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and their impact on transactions and balances and in relation to the strike prices in currency hedge contracts. In the first quarter 2012, the net exchange and translation gains were $0.2 million, while in the first quarter 2011 the net exchange and translation losses totaled $0.3 million.

Amortization of intangible assets of $1.4 million in the first quarter 2012 was $0.1 million lower than the first quarter 2011 due to various assets becoming fully amortized.

Other-net expense also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other items.

Operating profit was $9.9 million in the first quarter 2012, a decline of $8.2 million from the operating profit of $18.1 million generated in the first quarter 2011. The primary causes for the decline in profitability were the reduced margin from the lower sales volume and other factors and the increased SG&A expenses. Operating profit was 3% of sales in the first quarter 2012 and 5% of sales in the first quarter 2011.

Interest expense – net was $0.7 million in the first quarter 2012 and $0.6 million in the first quarter 2011 as average debt levels were slightly higher in the first quarter 2012 than the first quarter 2011.

Income before income taxes and income tax expense for the first quarter 2012 and 2011 were as follows:

	First Quarter
(Dollars in millions)	2012	2011
Income before income taxes	$9.2	$17.5
Income tax expense	3.1	5.7
Effective tax rate	33.4%	32.4%

The effects of percentage depletion, the production deduction, executive compensation and other items were major factors for the difference between the effective and statutory rates in both the first quarter 2012 and 2011.

Net income was $6.1 million (or $0.30 per share, diluted) in the first quarter 2012 versus $11.8 million (or $0.57 per share, diluted) in the first quarter 2011.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The All Other column in the segment reporting includes our parent company expenses, other corporate charges and the operating results of Materion Services Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

The operating loss within All Other in the first quarter 2012 was $1.4 million lower than the first quarter 2011 due to the company name change costs incurred in 2011 and lower incentive expense in the first quarter 2012 offset in part by an increase in charges to the other units and various other cost increases.

Advanced Material Technologies

	First Quarter
(Millions)	2012	2011
Sales	$241.8	$256.6
Operating profit	5.3	10.7

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

Sales from Advanced Material Technologies of $241.8 million in the first quarter 2012 were 6% lower than sales of $256.6 million in the first quarter 2011.

Advanced Material Technologies adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of precious metals sold were higher on average in the first quarter 2012 than in the first quarter 2011 and accounted for an estimated increase in sales of $18.6 million. Sales declined $33.4 million in the first quarter 2012 from the first quarter 2011 excluding the impact of the higher metal prices.

The majority of the sales decline in the first quarter 2012 was due to weaker shipments of precious metal targets, lids and other materials as demand from the consumer electronics market for semiconductors, wireless and other microelectronic applications remained sluggish. Demand from these applications has improved from the fourth quarter 2011, but at a relatively slow pace.

Refine and shield kit cleaning revenue was also lower in the first quarter 2012 than the first quarter 2011 partially due to fewer ounces of metal in the supply chain to be reclaimed. This decline was also due to weakness in the dental and jewelry sectors of our markets.

Sales of advanced chemicals declined in the first quarter 2012 from the first quarter 2011 in part due to the weaker demand for materials for semiconductors, solar, security and other applications. This weakness in the order pattern first appeared in the second half of 2011, but market analyses indicate that demand may improve in the second quarter 2012. Sales for architectural glass applications also were lower.

Sales of large area coatings, primarily precision polymer films, grew approximately 50% in the first quarter 2012 over the first quarter 2011 after adjusting for the differences in metal prices. These products are sold primarily into the medical market. Sales to a key customer in the first quarter 2011 were adversely affected by lower manufacturing yields and the inability to hold tolerances. Process improvements were subsequently made throughout 2011 and the first quarter 2012 and shipment levels have grown accordingly. Sales to other customers also improved during the first quarter 2012 due to market share gains.

Sales of precision optics improved slightly in the first quarter 2012 over the first quarter 2011. Portions of the defense market remained firm, but various applications, including those for new weapon systems, are in danger of being dropped due to government budgetary cut-backs. Commercial applications for precision optics remained solid. Precision optic sales also grew in the first quarter 2012 over the first quarter 2011 as a result of the EIS acquisition.

Sales of microelectronic packages, one of this segment’s smaller product lines, declined 39% in the first quarter 2012 from the first quarter 2011 due to changes in technology within the telecommunications infrastructure market.

Sales from miscellaneous applications, including silver investment bars and jewelry, were also lower in the first quarter 2012 than the first quarter 2011.

Total sales order entry rate for the segment exceeded sales by approximately 1% in the first quarter 2012. Order entry in the quarter also improved approximately 7% over the order level in the fourth quarter 2011.

The gross margin on sales from Advanced Material Technologies was $26.1 million, or 11% of sales, in the first quarter 2012 compared to $29.1 million, or 11% of sales, in the first quarter 2011.

The main cause for the $3.0 million decline in gross margin in the first quarter 2012 from the first quarter 2011 was the lower sales volume. The change in product mix effect was also unfavorable in the first quarter 2012. An inventory valuation adjustment of $0.6 million reduced gross margin in the first quarter 2012. The margin generated by EIS offset a portion of these unfavorable margin movements between periods.

Total SG&A, R&D and other-net expenses were $20.8 million (9% of sales) in the first quarter 2012, a $2.4 million increase over the expenses of $18.4 million (7% of sales) in the first quarter 2011. The expenses incurred by EIS during the first quarter 2012 accounted for $1.8 million of this increase.

Increased marketing activities contributed to the higher expense in the first quarter 2012. R&D expenses increased in the first quarter 2012 over the first quarter 2011, primarily in support of precision optic products. Corporate charges were also higher in the first quarter 2012 than the first quarter 2011, but this was largely offset by a lower incentive compensation expense in the first quarter 2012. Other-net expense increased $0.6 million due to a slightly higher metal consignment fee, non-operating income items recorded in 2011 and other items.

Operating profit generated by Advanced Material Technologies totaled $5.3 million in the first quarter 2012 and $10.7 million in the first quarter 2011. Operating profit was 2% of sales in the first quarter 2012 and 4% of sales in the first quarter 2011.

Performance Alloys

	First Quarter
(Millions)	2012	2011
Sales	$75.2	$84.4
Operating profit	6.3	8.8

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

Performance Alloys’ sales in the first quarter 2012 were $75.2 million, a $9.2 million, or 11%, decrease from sales of $84.4 million in the first quarter 2011.

The majority of Performance Alloys’ sales decline was in strip products. Sales into the consumer electronics market, the largest market for strip products, declined approximately 25% in the first quarter 2012 from the first quarter 2011. Sales to this key market did improve in the first quarter 2012 over the soft fourth quarter 2011. Appliance sales were over 50% lower in the first quarter 2012 than the first quarter 2011, partially due to European economic conditions.

Sales of bulk products to the industrial components and commercial aerospace market improved approximately 20% in the first quarter 2012 over the first quarter 2011. This improvement was driven primarily by double-digit growth of shipments of non-beryllium-containing alloys to the heavy equipment sector. Orders for commercial aerospace applications were also strong in the first quarter 2011. Sales for oil and gas applications improved in the first quarter 2012 over the first quarter 2011 as well. Offsetting this growth in bulk product sales were lower sales into the telecommunication infrastructure, defense and science and other markets.

Strip product volumes shipped in the first quarter 2012 declined 24% from the first quarter 2011, while bulk volumes shipped were 2% lower in the first quarter 2012 than the first quarter 2011. While shipment levels in total were down from the first quarter 2011, total strip and bulk volumes improved approximately 2% over the shipment levels in the fourth quarter 2011.

Average selling prices for bulk and strip products were higher in the first quarter 2012 than the first quarter 2011 due to price improvements implemented throughout 2011.

Sales of beryllium hydroxide totaled $5.0 million in the first quarter 2012 and $1.2 million in the first quarter 2011.

Copper prices were lower in the first quarter 2012 than the first quarter 2011 and the decrease in the metal pass-through accounted for an estimated $2.3 million of the $9.2 million decline in sales between periods.

After weakening in the second half of 2011, the sales order entry rate strengthened in the first quarter 2012 and exceeded sales in the quarter by approximately 4%.

Performance Alloys generated a gross margin of $17.0 million in the first quarter 2012 and $19.4 million in the first quarter 2011. Gross margin was 23% of sales in both periods.

The net lower sales volume reduced margins by an estimated $2.8 million in the first quarter 2012 as compared to the first quarter 2011. The gross margin in the first quarter 2012 also was reduced by an unfavorable change in product mix, partially due to the lower consumer electronics sales.

These negative factors affecting margins were partially offset by the aforementioned price improvements as well as improved yields on certain products and lower manufacturing overhead costs. Yields, scrap rates and rework associated with various nickel-containing products improved in the first quarter 2012 over the first quarter 2011, reducing operating costs and improving margins. Manufacturing overhead costs, including rent, depreciation and utilities, were approximately 14% lower in the first quarter 2012 than the first quarter 2011.

Total SG&A, R&D and other-net expenses were $10.8 million (14% of sales) in the first quarter 2012 and $10.6 million (13% of sales) in the first quarter 2011 as increases in corporate charges and incentive compensation expense were partially offset by foreign currency exchange gains and lower sales commission expenses.

Performance Alloys’ operating profit was $6.3 million in the first quarter 2012 compared to $8.8 million in the first quarter 2011. The reduced profitability resulted primarily from the negative margin impact from the lower sales volume and the unfavorable change in product mix partially offset by the improved pricing and other factors. Operating profit was 8% of sales in the first quarter 2012 and 10% of sales in the first quarter 2011.

Beryllium and Composites

	First Quarter
(Millions)	2012	2011
Sales	$16.1	$14.0
Operating profit (loss)	(1.3)	0.1

Beryllium and Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. This segment also manufactures beryllia ceramic products. The acquisition of AMC provides a complementary family of non-beryllium based alloys and composites. Defense and science is the largest market for Beryllium and Composites, while other markets served include industrial components and commercial aerospace, medical, energy and telecommunications infrastructure. Products are also sold for acoustics, optical scanning and performance automotive applications. Manufacturing facilities for Beryllium and Composites are located in Ohio, California, Arizona and England.

Sales by Beryllium and Composites were $16.1 million in the first quarter 2012, an increase of 15% from sales of $14.0 million in the first quarter 2011.

The majority of the growth in sales between periods was due to an approximately 40% increase in shipments to the defense and science market. Within the industrial components market, shipments of industrial x-ray products also grew but this growth was more than offset by lower shipments of applications for semiconductor manufacturing and inspection equipment due to the weakness in the capital equipment market that began in the third quarter 2011. Sales to the telecommunications infrastructure market, primarily beryllia ceramic products, were approximately 33% lower in the first quarter 2012 than the first quarter 2011. Sales to the medical market, a relatively smaller market for this segment, also softened in the first quarter 2012.

The order entry level was approximately 6% lower than sales in the first quarter 2012, but it was the highest quarterly total since the fourth quarter 2010.

Beryllium and Composites generated a gross margin of $2.2 million, or 14% of sales, in the first quarter 2012 compared to a gross margin of $3.1 million, or 23% of sales, in the first quarter 2011. The decline in gross margin was due to a combination of an unfavorable change in product mix, higher material input costs, lower production levels that resulted in increased inefficiencies and other costs charged to the income statement and an increase in manufacturing overhead costs.

The start-up activities associated with the new beryllium facility in Elmore continued throughout the first quarter 2012. The facility produced a limited amount of beryllium metal during the first quarter 2012, but additional costs were incurred to address various performance and installation characteristics in order to help achieve the designed level of output. These costs, however, were approximately $0.5 million lower than the additional start-up costs incurred in the first quarter 2011.

SG&A, R&D and other-net expenses for Beryllium and Composites were $3.5 million in the first quarter 2012 versus $3.1 million in the first quarter 2011. These expenses were 22% of sales in both periods. R&D costs, including manpower, were higher in the first quarter 2012 than the first quarter 2011 due to higher activity levels. Corporate charges increased in the first quarter 2012 over the first quarter 2011, while various other administrative and non-operating expenses increased as well.

Beryllium and Composites incurred an operating loss of $1.3 million in the first quarter 2012 compared to an operating profit of $0.1 million in the first quarter 2011. The loss was due to the lower gross margin generated and the increase in expenses.

Technical Materials

	First Quarter
(Millions)	2012	2011
Sales	$20.4	$19.7
Operating profit	1.9	2.2

Technical Materials’ capabilities include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or other base metal to be applied in continuous strip form only where it is needed, reducing the material cost to the customer as well as providing design flexibility and performance. Major applications for these products include connectors, contacts, power lead frames and semiconductors while the largest markets are automotive electronics and consumer electronics. The energy and medical markets are smaller but offer further growth opportunities. Technical Materials’ products are manufactured at our Rhode Island facility.

Sales from Technical Materials of $20.4 million in the first quarter 2012 were 4% higher than sales of $19.7 million in the first quarter 2011.

Sales to the consumer electronics market grew approximately 27% in the first quarter 2012 over the first quarter 2011. The majority of this increase was due to higher shipments of materials for disk drive applications. Automotive electronics sales weakened approximately 16% in the first quarter 2012. Sales to the energy market also softened while medical sales strengthened slightly.

Order entry rates and activity were inconsistent throughout the first quarter 2012 and the total order entry level was approximately 22% lower than sales in the period.

The gross margin on Technical Materials’ sales was $4.4 million in the first quarter 2012, unchanged from the first quarter 2011, as the margin benefit from the slightly higher sales was offset by an increase in manufacturing overhead costs. Gross margin was 21% of sales in the first quarter 2012 and 22% of sales in the first quarter 2011.

Total SG&A, R&D and other-net expenses were $2.5 million, or 12% of sales, in the first quarter 2012 compared to $2.2 million, or 11% of sales, in the first quarter 2011. The increase was due to higher international-related expenses, higher corporate charges and other small miscellaneous items.

Technical Materials generated an operating profit of $1.9 million in the first quarter 2012 and an operating profit of $2.2 million in the first quarter 2011. Operating profit was 9% of sales in the first quarter 2012 and 11% of sales in the first quarter 2011.

LEGAL

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

FINANCIAL POSITION

Net cash used in operations was $23.0 million in the first quarter 2012, as an increase in accounts receivable, a decrease in other liabilities and accrued items (which was partially due to the payment of the 2011 incentive compensation during the first quarter 2012) and the net movements in other working capital items more than offset net income and the effects of depreciation, amortization and stock compensation expense.

Cash totaled $15.1 million as of the end of the first quarter 2012, an increase of $2.8 million from the year-end 2011 balance of $12.3 million.

Accounts receivable totaled $139.4 million as of the end of the first quarter 2012 compared to $117.8 million as of year-end 2011. This $21.6 million, or 18%, increase was due to a combination of higher sales in the first quarter 2012 than the fourth quarter 2011 and a slower collection period.

We continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. The bad debt expense in the first quarter 2012 was only $0.2 million when sales were $353.6 million.

Other receivables were $2.1 million as of March 30, 2012 compared to $4.6 million as of December 31, 2011. The balance as of the end of both periods primarily represented the amounts due for billings under a government contract to construct the beryllium production facility. The balances at the end of both periods also included minor amounts due for other non-trade items.

Inventories of $189.0 million as of the end of the first quarter 2012 were $1.8 million, or 1%, higher than the year-end 2011 balance of $187.2 million. Performance Alloys’ pounds on hand declined 3% with the majority of the decline in feedstocks and strip products. Beryllium and Composites’ inventory decreased 6% net of a slight increase for the inventories acquired with AMC. Technical Materials’ inventory at the end of the first quarter 2012 also declined from the year-end 2011 level, while inventories at Advanced Material Technologies increased by 5%. The inventory turnover ratio, a measure of how efficiently inventory is utilized, was relatively unchanged from year-end 2011.

Capital expenditures for the first quarter 2012 and 2011 are summarized as follows:

	First Quarter
(Millions)	2012	2011
Capital expenditures	$9.3	$3.9
Mine development	0.2	0.1

Subtotal	9.5	4.0
Reimbursement for spending under government contract	0.6	1.1

Net spending	$8.9	$2.9

We have a Title III contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The equipment has been installed, but work remains to bring it fully on-line and to operate at the designed and necessary levels of production. The total cost of this multi-year project is estimated to be $100.0 million, with the DoD providing approximately 73% of the funding. The final cost of the project and the DoD’s share will be determined based upon the satisfactory completion of the final construction items, resolution of any start-up issues and other factors. Spending on this project totaled $1.3 million in the first quarter 2012 and is included in the $9.3 million figure in the above table, while spending in the first quarter 2011 totaled $0.4 million.

Reimbursements from the DoD are recorded as unearned income, a liability on the Consolidated Balance Sheets. The spending and reimbursement received from the government may differ in a given period due to the normal lag between when the spending occurs and the government issues the reimbursement.

Since 2000, all of our metallic beryllium requirements have been supplied from materials purchased from the National Defense Stockpile and international vendors. Successful completion of this project will allow for the creation of the only domestic facility capable of producing primary beryllium.

The remainder of the capital spending was on isolated pieces of new equipment, upgrades to existing equipment and various infrastructure projects. Advanced Material Technologies spent $4.0 million in the first quarter 2012 and included spending on a new shield kit cleaning operation in New Mexico, a new clean room operation to support precious metal target manufacturing and equipment for a new manufacturing work cell approach for precision optic products.

Capital spending by Performance Alloys totaled $2.6 million in the first quarter 2012. Major projects included upgrades to the casting equipment and a new extrusion press material handling system at the Elmore facility.

Capital spending in the first quarter 2012 also included various information technology projects.

In addition to the capital expenditures in the above table, we acquired all of the outstanding shares of AMC for $4.8 million in cash in the first quarter 2012. Pursuant to the terms of the agreement, we received back $1.5 million in cash that AMC had on its balance sheet as of the acquisition date. AMC’s products are complementary to our powder metal-derived beryllium metal-based product lines. AMC will be managed through the Beryllium and Composites segment. The valuation of the assets acquired with AMC, including any goodwill or other intangibles, was not complete as of the end of the first quarter.

In the first quarter 2012, we made an additional payment of $0.6 million to the sellers of EIS as a result of the final working capital valuation in accordance with the terms of the purchase agreement.

Intangible assets totaled $32.9 million as of the end of the first quarter 2012, a decline of $1.7 million since year-end 2011. The decline was largely due to the current period amortization.

Other liabilities and accrued items of $45.8 million at the end of the first quarter 2012 were $10.5 million lower than the $56.3 million balance at year-end 2011. The payment of the 2011 annual incentive compensation to employees during the first quarter 2012 was a major cause of the decline in the balance. The balances of various liabilities also changed due to business levels, seasonal factors or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $2.3 million at the end of the first quarter 2012 compared to $3.0 million as of December 31, 2011. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $16.0 million at the end of the first quarter 2012 and $16.5 million at year-end 2011. The decline was largely due to a benefit plan liability becoming current in the first quarter 2012.

Unearned income was $63.1 million at the end of the first quarter 2012 compared to $62.5 million as of year-end 2011. This balance represents reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. Once the equipment is placed in service, this liability will be reduced and credited to income ratably with the depreciation expense on the equipment.

The retirement and post-employment benefit liability of $103.5 million at the end of the first quarter 2012 was $1.6 million lower than the balance of $105.1 million as of December 31, 2011. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

We made a contribution to the domestic defined benefit pension plan of $2.6 million in the first quarter 2012. The liability was also affected by differences between the payments made under other plans, the quarterly expense and other factors.

Debt totaled $118.4 million as of the end of the first quarter 2012, an increase of $37.0 million from year-end 2011. The additional borrowings were used to fund the increase in accounts receivable, the payment of the 2011 incentive compensation to employees, capital expenditures and the acquisition of AMC during the quarter.

Outstanding short-term debt, which included domestic and foreign currency denominated loans, was $58.1 million as of the end of the first quarter 2012, while long-term debt totaled $60.3 million.

We were in compliance with all of our debt covenants as of the end of the first quarter 2012.

Shareholders’ equity was $412.1 million as of the end of the first quarter 2012 compared to $406.0 million as of year-end 2011. The increase was primarily due to comprehensive income of $6.0 million during the first quarter 2012. As a result of a change in accounting regulations, beginning in the first quarter 2012, comprehensive income is presented in a separate financial statement as opposed to being detailed in a footnote. Comprehensive income is net income plus items that are charged or credited directly to shareholders’ equity, including the cumulative translation adjustment, changes in the fair value of derivative financial instruments and adjustments to the pension and other retirement benefit obligations.

Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Net cash used in operations was $20.8 million in the first quarter 2011 as the net unfavorable change in working capital more than offset net income and the effects of depreciation and amortization.

Accounts receivable grew $14.0 million, or 10%, in the first quarter 2011 due to the higher sales volumes in that period and a slow down in the collection period. Bad debt expense was $0.1 million in the first quarter 2011. Inventories increased $21.9 million, or 14%, in the first quarter 2011, in part to support the higher business levels. The majority of the increase was in Performance Alloys. Longer lead times within Performance Alloys also contributed to the inventory increase. Beryllium and Composites’ inventory increased in part due to higher costs.

Other liabilities and accrued items declined $14.3 million in the first quarter 2011 largely due to the payment of the 2010 incentive compensation expense to employees during the period. The retirement and post-employment benefit balance was $0.5 million lower at the end of the first quarter 2011 than year-end 2010 due to the contribution to the domestic defined benefit pension plan of $1.8 million offset in part by other factors.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $2.9 million. Spending within Advanced Material Technologies totaled $1.4 million and included an expansion to the shield kit cleaning operations.

Outstanding debt of $104.7 million at the end of the first quarter 2011 was $18.6 million higher than the year-end 2010 balance. The increase in debt was used to fund the increase in working capital and capital expenditures during the period. Cash balances totaled $12.0 million at the end of the first quarter 2011, a decline of $4.1 million since year-end 2010.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. We also maintain a portion of our copper requirements on consignment. The balance outstanding under these off-balance sheet consignment arrangements totaled $240.6 million at the end of the first quarter 2012 compared to $244.0 million outstanding as of year-end 2011.

The decline in the outstanding balance was primarily due to a reduction in the quantity of gold on hand offset in part by higher metal prices.

We were in compliance with the covenants contained in our consignment agreements as of March 30, 2012.

While our borrowings under existing lines of credit have increased during the first quarter 2012, we did not enter into any new loan agreements during the period. For additional information on our contractual obligations, please see pages 45 and 46 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, strategic acquisitions and environmental remediation projects.

As a result of the increase in debt during the first quarter 2012, the total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, increased from 17% as of year-end 2011 to 22% as of the end of the first quarter 2012. The ratio was 21% at the end of the first quarter 2011.

Cash used in operations was $23.0 million in the first quarter 2012. It is not unusual for us to consume cash in the first quarter of a given year. In each of the last nine years, we consumed cash in the first quarter and then generated cash from operations over the balance of the year. This is partially due to the annual payment for the prior year’s incentive compensation expense to employees that is made in the first quarter of the year.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $208.9 million as of the end of the first quarter 2012. Our revolving line of credit was renegotiated in 2011 and the current agreement does not expire until 2016. Mandatory long-term debt payments to be made in 2012 total $0.5 million.

The available and unused capacity under the off-balance sheet consignment lines totaled $119.9 million as of the end of the first quarter 2012.

We also had $15.1 million of cash as of the end of the first quarter 2012.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 48 to 51 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

MARKET RISK DISCLOSURES

For information regarding market risks, please refer to pages 52 to 55 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

OUTLOOK

We entered the second quarter 2012 with mixed economic signals. Portions of our markets have improved recently, although some of that improvement has been modest. The demand from the consumer electronics market has improved over the low levels from the fourth quarter 2011, but it has not returned to the levels from the first half of 2011. Demand from the industrial components and commercial aerospace market appears solid while the medical market has gained strength. Within the energy market, our materials for oil and gas applications remain well-positioned for growth. The near-term outlook for the defense and science market is cloudy as government spending cutbacks may have a negative impact on a number of applications. Volumes at our precision optics operation in China are currently soft, but product and customer development programs are under way.

We anticipate that the demand from portions of the consumer electronics market and various other smaller markets will improve over the balance of 2012, with the majority of the strengthening occurring in the second half of the year.

The start-up of the new beryllium facility has been a challenge due to the complexity and size of the operation. We have made progress in resolving these challenges and we anticipate that we will be manufacturing beryllium at a sufficient quantity to meet our production demands and that the additional start-up costs will dissipate as we move through 2012.

Early in the second quarter 2012, we announced the shutdown of our small facility in Newburyport, Massachusetts. The facility manufactures microelectronic packages that are sold primarily into Asia. The majority of the equipment will be moved to our existing facility in Singapore.

Our margins remain under pressure in part due to the product mix shift away from consumer electronics. Margins should benefit as sales to this market return as well as from the higher production volumes that would be needed to support an improved sales level. We remain cautious over the current high cost of gold, silver, copper and other key raw materials and the impact these prices may have on our business levels, related operating margins and financing structure.

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

•

The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial and commercial aerospace, defense and science, energy, medical, automotive electronics, telecommunications infrastructure and appliance;

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2012;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses, including EIS Optics Limited and Aerospace Metal Composites Limited;

•	Our success in moving the Newburyport, Massachusetts operations to Singapore;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

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

•	The uncertainties related to the impact of war, terrorist activities and acts of God;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The timing and ability to achieve further efficiencies and synergies resulting from our name change and product line alignment under the Materion name and Materion brand; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information about our market risks, please refer to our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2012 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to a number of lawsuits and claims arising out of the operation of our business. We believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the quarter ended March 30, 2012.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and Chief Financial Officer

Dated: May 1, 2012

Exhibit Index

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the quarter ending March 30, 2012.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.