Form 10-Q
period 2012-06-29
MATERION Corp
filed 2012-08-08
CIK 1104657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of July 27, 2012, there were 20,436,117 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and first half ended June 29, 2012 are as follows:

Materion Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Second Quarter Ended		First Half Ended
(Thousands, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$325,088	$424,710	$678,718	$799,515
Cost of sales	272,064	362,039	576,276	681,043

Gross margin	53,024	62,671	102,442	118,472
Selling, general and administrative expense	33,453	34,048	66,107	65,691
Research and development expense	3,198	2,714	6,290	5,124
Other—net	3,928	5,064	7,716	8,735

Operating profit	12,445	20,845	22,329	38,922
Interest expense—net	820	613	1,518	1,198

Income before income taxes	11,625	20,232	20,811	37,724
Income tax expense	3,696	6,360	6,764	12,034

Net income	$7,929	$13,872	$14,047	$25,690

Basic earnings per share:
Net income per share of common stock	$0.39	$0.68	$0.69	$1.26

Diluted earnings per share:
Net income per share of common stock	$0.38	$0.67	$0.68	$1.23

Cash dividends per share	$0.075	$0.00	$0.075	$0.00

Weighted-average number of shares of common stock outstanding
Basic	20,430	20,421	20,400	20,388
Diluted	20,666	20,832	20,687	20,812

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Second Quarter Ended		First Half Ended
	June 29,	July 1,	June 29,	July 1,
(Thousands)	2012	2011	2012	2011
Net income	$7,929	$13,872	$14,047	$25,690

Other comprehensive income:
Foreign currency translation adjustment	(68)	757	(822)	2,068
Derivative and hedging activity, net of tax	(155)	(211)	(337)	(411)
Pension and post employment benefit adjustment, net of tax	835	560	1,669	1,120

Net change in accumulated other comprehensive income	612	1,106	510	2,777

Comprehensive income	$8,541	$14,978	$14,557	$28,467

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 29,	Dec. 31,
(Thousands)	2012	2011
Assets
Current assets
Cash and cash equivalents	$15,430	$12,255
Accounts receivable	123,042	117,761
Other receivables	729	4,602
Inventories	209,092	187,176
Prepaid expenses	41,042	39,739
Deferred income taxes	9,231	9,368

Total current assets	398,566	370,901
Related-party notes receivable	51	73
Long-term deferred income taxes	12,930	11,627
Property, plant and equipment—cost	770,766	753,326
Less allowances for depreciation, depletion and amortization	(505,795)	(489,513)

Property, plant and equipment—net	264,971	263,813
Intangible assets	31,783	34,580
Other assets	5,286	7,073
Goodwill	86,527	84,036

Total assets	$800,114	$772,103

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$57,250	$40,944
Accounts payable	31,121	39,385
Other liabilities and accrued items	51,624	56,309
Unearned revenue	1,558	3,033

Total current liabilities	141,553	139,671
Other long-term liabilities	16,555	16,488
Retirement and post-employment benefits	102,207	105,115
Unearned income	59,296	62,540
Long-term income taxes	1,793	1,793
Deferred income taxes	—	51
Long-term debt	58,176	40,463
Shareholders’ equity	420,534	405,982

Total liabilities and shareholders’ equity	$800,114	$772,103

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Half Ended
	June 29,	July 1,
(Thousands)	2012	2011
Cash flows from operating activities:
Net income	$14,047	$25,690
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	20,440	22,425
Amortization of deferred financing costs in interest expense	325	233
Stock-based compensation expense	2,828	2,191
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(5,502)	(8,627)
Decrease (increase) in other receivables	3,873	1,293
Decrease (increase) in inventory	(21,953)	(26,805)
Decrease (increase) in prepaid and other current assets	(1,235)	(5,561)
Decrease (increase) in deferred income taxes	(1,360)	(200)
Increase (decrease) in accounts payable and accrued expenses	(12,942)	(6,415)
Increase (decrease) in unearned revenue	(1,470)	454
Increase (decrease) in interest and taxes payable	200	(4,346)
Increase (decrease) in long-term liabilities	(6,459)	(1,655)
Other-net	161	(5,814)

Net cash used in operating activities	(9,047)	(7,137)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(17,957)	(11,103)
Payments for mine development	(822)	(183)
Reimbursements for capital equipment under government contracts	991	2,570
Payments for purchase of business net of cash received	(3,953)	—
Proceeds from sale of property, plant and equipment	—	33
Other investments-net	1,742	13

Net cash used in investing activities	(19,999)	(8,670)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	16,322	(8,522)
Proceeds from issuance of long-term debt	25,207	42,472
Repayment of long-term debt	(7,494)	(25,083)
Debt issuance costs	—	(623)
Principal payments under capital lease obligations	(383)	(441)
Cash dividends paid	(1,550)	—
Issuance of common stock under stock option plans	139	698
Tax benefit from stock compensation realization	73	376

Net cash provided from financing activities	32,314	8,877
Effects of exchange rate changes	(93)	287

Net change in cash and cash equivalents	3,175	(6,643)
Cash and cash equivalents at beginning of period	12,255	16,104

Cash and cash equivalents at end of period	$15,430	$9,461

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 29, 2012 and December 31, 2011 and the results of operations for the second quarter and first half ended June 29, 2012 and July 1, 2011. All adjustments were of a normal and recurring nature.

Note B — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	June 29, 2012	Dec. 31, 2011
Principally average cost:
Raw materials and supplies	$46,331	$42,969
Work in process	198,026	179,445
Finished goods	54,959	57,645

Gross inventories	299,316	280,059
Excess of average cost over LIFO inventory value	90,224	92,883

Net inventories	$209,092	$187,176

Note C — Pensions and Other Post-employment Benefits

The following is a summary of the second quarter and first half 2012 and 2011 net periodic benefit cost for the domestic defined benefit pension plans and supplemental retirement plans and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 29,	July 1,	June 29,	July 1,
(Thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$1,932	$1,516	$71	$71
Interest cost	2,336	2,309	360	399
Expected return on plan assets	(2,926)	(2,685)	—	—
Amortization of prior service cost (benefit)	(84)	(118)	22	(9)
Amortization of net loss	1,402	982	—	—

Net periodic benefit cost	$2,660	$2,004	$453	$461

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 29,	July 1,	June 29,	July 1,
(Thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$3,865	$3,033	$143	$142
Interest cost	4,672	4,618	720	798
Expected return on plan assets	(5,852)	(5,370)	—	—
Amortization of prior service cost (benefit)	(167)	(236)	43	(18)
Amortization of net loss	2,804	1,963	—	—

Net periodic benefit cost	$5,322	$4,008	$906	$922

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company made contributions to the domestic defined benefit pension plan of $5.2 million in the first half of 2012.

The Company closed the domestic defined benefit pension plan to new entrants as of May 26, 2012. Employees currently eligible under the domestic defined benefit pension plan will continue to accrue benefits under existing formulas. Employees not eligible for the domestic defined benefit pension plan will receive additional contributions under the defined contribution plan.

Note D — Contingencies

Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. There were no CBD claims outstanding against the Company as of June 29, 2012 nor were there any claims asserted or settled during the first half of 2012.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.4 million as of June 29, 2012 and $5.3 million as of December 31, 2011. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Second Quarter 2012
Sales to external customers	$221,931	$72,506	$12,567	$18,084	$325,088	$—	$325,088
Intersegment sales	506	672	129	207	1,514	—	1,514
Operating profit (loss)	7,514	6,685	(2,017)	1,967	14,149	(1,704)	12,445
Second Quarter 2011
Sales to external customers	$287,299	$96,636	$17,729	$22,954	$424,618	$92	$424,710
Intersegment sales	843	993	32	387	2,255	—	2,255
Operating profit (loss)	10,664	9,453	1,106	2,366	23,589	(2,744)	20,845
First Half 2012
Sales to external customers	$463,737	$147,734	$28,684	$38,484	$678,639	$79	$678,718
Intersegment sales	1,171	1,369	329	471	3,340	—	3,340
Operating profit (loss)	12,799	12,945	(3,308)	3,860	26,296	(3,967)	22,329
Assets	353,824	248,086	130,309	23,824	756,043	44,071	800,114
First Half 2011
Sales to external customers	$543,925	$181,085	$31,687	$42,615	$799,312	$203	$799,515
Intersegment sales	1,524	1,903	222	705	4,354	—	4,354
Operating profit (loss)	21,373	18,218	1,192	4,523	45,306	(6,384)	38,922
Assets	331,673	248,582	123,800	27,554	731,609	35,105	766,714

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note F — Stock-based Compensation Expense

Stock-based compensation expense was $1.4 million in the second quarter 2012 and $1.2 million in the second quarter 2011. For the first half of the year, stock-based compensation expense was $2.8 million in 2012 and $2.2 million in 2011.

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

The Company granted approximately 51,000 shares of performance restricted stock to certain employees in the first quarter 2012 at a fair value of $25.55 per share. The fair value will be expensed over the vesting period of three years. The final share payout to the employees will be based upon the Company’s total return to shareholders over the vesting period relative to a peer group’s performance over the same period.

The Company received $0.1 million for the exercise of approximately 13,000 options during the first half of 2012 and $0.7 million for the exercise of approximately 50,000 options during the first half of 2011. Exercises of SARs totaled approximately 27,000 in the first half of 2012 and 7,000 in the first half of 2011.

Note G — Other-net

Other-net expense for the second quarter and first half of 2012 and 2011 is summarized as follows:

	Second Quarter Ended		First Half Ended
	June 29,	July 1,	June 29,	July 1,
(Thousands)	2012	2011	2012	2011
Foreign currency exchange/translation gain (loss)	$177	$(674)	$420	$(1,019)
Amortization of intangible assets	(1,435)	(1,509)	(2,869)	(3,019)
Metal consignment fees	(2,648)	(2,670)	(4,869)	(4,799)
Other items	(22)	(211)	(398)	102

Total	$(3,928)	$(5,064)	$(7,716)	$(8,735)

Note H — Income Taxes

The tax expense of $3.7 million in the second quarter 2012 was calculated by applying a rate of 31.8% against income before income taxes while the tax expense of $6.4 million in the second quarter 2011 was calculated by applying a rate of 31.4% against the income before income taxes in that period. In the first half of 2012, the tax expense of $6.8 million was calculated using a tax rate of 32.5% against the income before income taxes. In the first half of 2011, a tax rate of 31.9% was used to calculate a tax expense of $12.0 million.

The differences between the statutory and effective rates in the second quarter and first half of each year was due to the impact of percentage depletion, the production deduction, executive compensation, state and local taxes and other factors.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Discrete events had an immaterial impact on the effective tax rate in the second quarter and first half of 2012 and 2011.

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 29, 2012:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$682	$682	$—	$—
Foreign currency forward contracts	1,201	—	1,201	—
Precious metal swaps	390	—	390	—

Total	$2,273	$682	$1,591	$—

Financial Liabilities
Directors’ deferred compensation liability	$682	$682	$—	$—
Precious metal forward contracts	547	—	547	—

Total	$1,229	$682	$547	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts and precious metal hedge contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of June 29, 2012.

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

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The outstanding foreign currency forward contracts had a notional value of $22.5 million while the outstanding precious metal forward contracts and swaps had a notional value of $21.4 million as of June 29, 2012. All of these contracts were designated and effective as cash flow hedges. There was no ineffectiveness associated with the outstanding contracts. The fair value of the foreign currency forward contracts and the precious metal swaps was a gain of $1.6 million and was recorded in prepaid expenses on the Consolidated Balance Sheet as of June 29, 2012. The fair value of the precious metal forward contracts was a loss of $0.6 million and was recorded in other liabilities and accrued items on the Consolidated Balance Sheet as of June 29, 2012.

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of June 29, 2012 and July 1, 2011 and the amounts transferred into income for the three month and first half periods then ended is as follows:

(Thousands)	Effective Portion of Hedge			Ineffective Portion of Hedge
	Recognized In OCI at End of Period	Reclassified From OCI into Income During Period		Recognized in Income on Derivative During Period
Gain (loss)		Location	Amount	Location	Amount
Second Quarter 2012
Foreign currency contracts	$1,201	Other-net	$462	Other-net	$—
Precious metal contracts	(157)	Cost of sales	(393)	Cost of sales	—

Total	$1,044		$69		$—

Second Quarter 2011
Foreign currency contracts	$(2,176)	Other-net	$(625)	Other-net	$—
Precious metal contracts	—	Cost of sales	—	Cost of sales	—

Total	$(2,176)		$(625)		$—

First Half 2012
Foreign currency contracts		Other-net	$877	Other-net	$—
Precious metal contracts		Cost of sales	(342)	Cost of sales	—

Total			$535		$—

First Half 2011
Foreign currency contracts		Other-net	$(1,235)	Other-net	$—
Precious metal contracts		Cost of sales	—	Cost of sales	—

Total			$(1,235)		$—

During the first quarter 2011, the Company secured a forward contract to sell a specified quantity of gold. The contract served as an economic hedge of gold purchased and held in inventory for use in manufacturing

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

products for sale in the normal course of business. No hedge designation was assigned to the contract. The contract matured in the first quarter 2011 and resulted in a loss of $0.2 million that was recorded in cost of sales on the Consolidated Statements of Income.

The Company expects to relieve the $1.0 million balance in OCI and credit other-net on the Consolidated Statements of Income during the twelve month period beginning June 30, 2012.

Note K — Acquisition

The Company acquired all of the outstanding stock of Aerospace Metal Composites Limited (AMC) of Farnborough, England for $3.3 million, net of $1.5 million cash acquired, in the first quarter 2012. AMC manufactures high performance ultrafine particulate reinforced metal matrix composites, primarily aluminum materials, that are used in performance automotive, aerospace, defense and precision high speed machinery applications.

A portion of the purchase price was held in escrow pending resolution of various matters as detailed in the purchase agreement. The assessment of the assets and liabilities acquired, including any goodwill or intangible assets, was not finalized as of the end of the second quarter. Goodwill was preliminarily valued at $1.9 million.

The pro forma impact of AMC’s operating results on the Company’s sales, income before income taxes and net income for 2011 and 2012 was immaterial.

The Company increased goodwill by $0.6 million from the acquisition of EIS Optics Limited in the fourth quarter 2011 as a result of the final working capital adjustments in the first quarter 2012 as detailed in the purchase agreement. The assessment of the assets and liabilities acquired, including any goodwill or intangible assets, was not finalized as of the end of the second quarter of 2012.

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

Sales of $325.1 million in the second quarter 2012 were 23% lower than sales in the second quarter 2011 as the demand from a number of key markets, including consumer electronics, remained soft. Sales for the first half of 2012 were 15% below the first half of 2011. The margins and operating profit generated in the second quarter and first half of 2012 were lower than the respective periods of 2011 and were reflective of the reduced sales volume and other factors. While diluted earnings per share in the second quarter 2012 of $0.38 were lower than the $0.67 generated in the second quarter 2011, earnings in the second quarter 2012 were an improvement over the first quarter 2012 earnings of $0.30.

Our Board of Directors implemented a quarterly dividend of $0.075 per share in the second quarter 2012 as a reflection of our ability to grow the company long term while also returning cash to our shareholders. The dividend payout in the second quarter totaled $1.6 million.

In March 2012, we acquired all of the outstanding shares of Aerospace Metal Composites Limited (AMC) of Farnborough, England. AMC, a small manufacturing operation with long-term growth potential, produces high performance metal matrix composites that are sold into the automotive, aerospace and defense, precision machinery and other markets.

Total debt increased $34.0 million in the first half of 2012 from year-end 2011 in order to fund the change in working capital, capital expenditures, the AMC acquisition and the second quarter dividend. The debt-to-debt-plus-equity ratio was 22% as of the end of the second quarter 2012.

RESULTS OF OPERATIONS

	Second Quarter Ended		First Half Ended
Millions, except per share data	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$325.1	$424.7	$678.7	$799.5
Operating profit	12.4	20.8	22.3	38.9
Income before income taxes	11.6	20.2	20.8	37.7
Net income	7.9	13.9	14.0	25.7
Diluted earnings per share	0.38	0.67	0.68	1.23

Sales were $325.1 million in the second quarter 2012, a decline of $99.6 million, or 23%, from the record sales of $424.7 million in the second quarter 2011. For the first six months of 2012, sales of $678.7 million were down $120.8 million, or 15%, from sales of $799.5 million in the first half of 2011.

Sales to a number of our key markets in the second quarter 2012 were flat to down from the second quarter 2011. Sales to the consumer electronics market, our largest market accounting for approximately 40% of total sales, declined at a double-digit rate in the second quarter 2012 from the second quarter 2011. Defense and science sales fell by approximately 30% in the second quarter 2012 from the second quarter 2011 largely due to government funding issues and program delays. Automotive electronics sales were down approximately 13% in the second quarter 2012 from a strong second quarter 2011. Sales to each of these markets in the first half of 2012 were lower than the first half of 2011.

Underlying sales volumes to the industrial components and commercial aerospace market were relatively flat in the second quarter 2012 compared to the second quarter 2011. The sectors of this market served by our Performance Alloys unit, including heavy equipment, out performed the second quarter 2011 in the second quarter 2012, but this was largely offset by weaker sales from our other segments. Underlying volumes to this market increased in the first half of 2012 from the first half of 2011.

Sales to the medical market, which accounted for approximately 7% of our total sales, showed modest growth in the second quarter 2012 over the second quarter 2011 as strengthening in shipments for blood glucose test strip applications was partially offset by lower shipments of x-ray windows and other products. Medical market sales were also higher in the first half of 2012 than the first half of 2011.

Within the energy market, shipments for oil and gas applications remained solid throughout the first half of 2012. Shipments for architectural glass applications improved in the second quarter 2012 over the first quarter 2012 and were higher than the second quarter 2011. Solar energy applications remained soft in the second quarter 2012 due to market conditions.

Appliance market sales were weaker in the second quarter and first half of 2012 compared to the same periods in 2011, reflective of the economic conditions in Europe.

Total sales order entry exceeded sales in the second quarter and first half of 2012. However, order entry rates were lower than in the comparable periods of 2011.

We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase prices are passed on to our customers in the form of higher or lower selling prices. The net average prices for these metals were lower during the second quarter 2012 than the second quarter 2011, resulting in an estimated $12.3 million reduction in sales in the second quarter 2012. Metal prices on average were slightly higher in the first half of 2012 than the first half of 2011 and resulted in an estimated $4.0 million increase in sales in the first half of 2012.

The acquisition of EIS Optics Limited (EIS) in the fourth quarter 2011 provided a small benefit to sales and gross margin in the second quarter and first half of 2012. The AMC acquisition had a negligible impact on our sales and gross margin in the second quarter and first half 2012.

Domestic sales declined 28% in the second quarter 2012 and 18% in the first half of 2012 from the respective periods in 2011. International sales were 12% lower in the second quarter 2012 than the second quarter 2011 after being unchanged in the first quarter 2012 from the first quarter 2011. Sales to Europe and Asia were lower in the first half of 2012 than the first half of 2011.

Gross margin was $53.0 million, or 16% of sales, in the second quarter 2012 versus $62.7 million, or 15% of sales, in the second quarter 2011. For the first six months of 2012, gross margin was $102.4 million, a decline of $16.1 million from the gross margin of $118.5 million generated in the first half of 2011. Gross margin was 15% of sales in the first half of 2012 and 2011.

The primary cause for the reduced gross margin on a dollar basis in both the second quarter and first half of 2012 was the lower sales volume. The associated lower production volumes led to inefficiencies and other costs charged to cost of sales in portions of our business throughout the first half of 2012. The change in product mix was unfavorable in both the second quarter and first half of 2012 from the respective periods in 2011, partially due to the lower sales to the consumer electronics market.

Yield and rework have improved on certain nickel-containing products throughout the first half of 2012 while process improvements on various precious metal products provided a margin benefit in the second quarter 2012.

Start-up activities and the associated costs for the new beryllium facility in Elmore, Ohio continued during the first two quarters of 2012. The net start-up costs, including the cost of higher-priced purchased material, were $0.2 million higher in the second quarter 2012 than the second quarter 2011 and $0.1 million higher in the first half of 2012 than the first half of 2011.

Manufacturing overhead costs from the existing operations (excluding the impact of the EIS and AMC acquisitions) were relatively flat in the second quarter and first half of 2012 compared to the same periods in 2011.

Selling, general and administrative (SG&A) expenses of $33.5 million in the second quarter 2012 were 2% lower than the total expense of $34.0 million in the second quarter 2011. SG&A expenses in the first six months of 2012 were $66.1 million, or 10% of sales, compared to $65.7 million, or 8% of sales, in the first six months of 2011.

Legal, administrative and marketing costs associated with changing the Company’s name totaled $1.1 million in the second quarter 2011 and $2.7 million in the first half of 2011. This program was largely completed during 2011 and the associated expenses in the second quarter and first half of 2012 were immaterial.

Incentive compensation expense under cash-based plans was $2.6 million lower in the second quarter 2012 than the second quarter 2011 and $3.5 million lower in the first half of 2012 than the first half of 2011 due to differences in the levels of projected profitability relative to the plan targets.

Stock-based compensation expense was $0.2 million higher in the second quarter 2012 than the second quarter 2011 and $0.6 million higher in the first half of 2012 than the first half of 2011.

Expenses incurred by EIS totaled $1.4 million in the second quarter and $2.9 million in the first half of 2012.

In the second quarter 2012, we announced that we were closing our small facility that manufactures microelectronic packages and relocating the majority of the operation to our existing facility in Singapore. We are taking this action in order to improve customer service levels as the majority of sales of these products are typically made to customers in South Asia. We anticipate having the equipment moved and operational prior to the end of 2012. Associated and applicable costs incurred for the relocation recorded in the second quarter 2012, including severance, totaled $0.6 million.

The expense for the domestic defined benefit pension plan was $0.4 million higher in the second quarter 2012 than the second quarter 2011 and $0.9 million higher in the first half of 2012 than the first half of 2011. The impact of this cost increase was recorded primarily in SG&A expense and cost of sales, with a minor amount recorded in R&D expense.

Other corporate costs also increased in the second quarter and first half of 2012 over the respective periods in 2011. A portion of the higher costs was due to various initiatives, including a new centralized procurement function, that are designed to produce long-term savings and improve profitability across the organization. Other costs, including human resources, business development and communications, have increased in order to support a larger and more diverse organization.

Research and development (R&D) expenses were $3.2 million in the second quarter 2012 and $2.7 million in the second quarter 2011. R&D expenses of $6.3 million in the first half of 2012 were $1.2 million higher than the expense of $5.1 million in the first half of 2011. R&D expenses were less than 1% of sales in the first half of 2011 and 2012. Expenses incurred by EIS accounted for approximately half of the increased R&D expense in both the second quarter and first half of 2012. The remaining portion of the higher expense resulted from an increase in R&D activities in order to help support our growth opportunities.

Other-net expense was $3.9 million in the second quarter 2012, down $1.2 million from the expense in the second quarter 2011. For the first half of the year, other-net expense totaled $7.7 million in 2012 and $8.7 million in 2011. See Note G to the Consolidated Financial Statements for the details of the major components of other-net expense.

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts. The differences in exchange and translation gains and losses accounted for the majority of the change in other-net expense between periods.

The amortization of intangible assets of $1.4 million in the second quarter 2012 and $2.9 million in the first half of 2012 was down slightly from the respective periods in the prior year due to various assets becoming fully amortized.

The metal consignment fee of $2.6 million in the second quarter 2012 and $4.9 million in the first half of 2012 was relatively unchanged from the comparable periods in 2011.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other miscellaneous items.

Operating profit was $12.4 million in the second quarter 2012 versus $20.8 million in the second quarter 2011 as the lower margin from the reduced sales volume and other factors was partially offset by a reduction in expenses. Operating profit was $22.3 million in the first half of 2012, a decline of $16.6 million from the operating profit of $38.9 million in the first half of 2011.

Interest expense—net of $0.8 million in the second quarter 2012 was slightly higher than the expense of $0.6 million in the second quarter 2011. For the first half of 2012, interest expense–net was $1.5 million, an increase of $0.3 million over the first half of 2011. Average debt levels and the effective borrowing rates were higher in the second quarter and first half of 2012 than the comparable periods of 2011.

The income before income taxes and the income tax expense for the second quarter and first half of 2012 and 2011 were as follows:

	Second Quarter Ended		First Half Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Income before income taxes	$11.6	$20.2	$20.8	$37.7
Income tax expense	3.7	6.4	6.8	12.0
Effective tax rate	31.8%	31.4%	32.5%	31.9%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and deductions and other items were major factors for the difference between the effective and statutory rates in the second quarter and first half of 2012 and 2011. Discrete items did not have a material impact on the tax expense in the second quarter or first half of 2012 or 2011.

Net income was $7.9 million (or $0.38 per share, diluted) in the second quarter 2012 compared to $13.9 million (or $0.67 per share, diluted) in the second quarter 2011. For the first half of 2012, net income was $14.0 million (or $0.68 per share, diluted) versus net income of $25.7 million (or $1.23 per share, diluted) for the first half of 2011.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The results for Materion Services Inc., a wholly owned subsidiary that provides administrative and financial services on a cost-plus basis to other units within the organization, and other corporate costs are included in the All Other column of our segment reporting.

The operating loss within All Other was $1.0 million lower in the second quarter 2012 than the second quarter 2011 and $2.4 million lower in the first half of 2012 than the first half of 2011. The reduced loss in the second quarter and first half of 2012 was due to the Company name change costs incurred in 2011, lower incentive compensation in 2012 due to the Company’s performance and increased charges out to the units, partially offset by other factors.

Advanced Material Technologies

	Second Quarter Ended		First Half Ended
(Millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$221.9	$287.3	$463.7	$543.9
Operating profit	7.5	10.7	12.8	21.4

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

Sales from Advanced Material Technologies were $221.9 million in the second quarter 2012, a 23% decline from sales of $287.3 million in the second quarter 2011. Sales of $463.7 million in the first half of 2012 were $80.2 million, or 15%, lower than sales of $543.9 million in the first half of 2011.

Advanced Material Technologies adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum, palladium and ruthenium were lower on average in the second quarter 2012 than the second quarter 2011 and accounted for an estimated $10.1 million reduction in sales between periods. Metal prices on average were higher in the first half of 2012 than the first half of 2011 and resulted in an estimated $8.5 million increase in sales.

Sales of precious metal products for semiconductor, wireless and other microelectronic applications within the consumer electronics market (the segment’s largest market) were lower in the second quarter and first half of 2012 compared to the same periods of 2011 largely due to soft demand. Portions of the market have shown some improvement, but the overall demand has remained sluggish. Refine revenue was also lower in the second quarter and first half of 2012 versus the comparable periods in 2011 in part due to fewer ounces in the supply chain to be refined.

Sales of optics from EIS, which was acquired subsequent to the second quarter 2011, offset a portion of the decline in consumer electronics sales in the second quarter and first half of 2012.

Sales of large area coatings, primarily precision coated polymer films, grew approximately 64% in the second quarter 2012 over the second quarter 2011 after adjusting for differences in metal prices. For the first half of 2012, sales of these products, which are primarily sold into the medical market for blood glucose test strip applications, were up approximately 59% over the first half of 2011 after adjusting for metal price differences. Sales to a key customer in the first quarter 2011 were adversely affected by lower manufacturing yields and the inability to hold tolerances. Process improvements were subsequently made throughout 2011 and into 2012 and shipment levels have grown accordingly. Sales to other customers also improved throughout the first half of 2012 due to market share gains.

Advanced chemical sales were up slightly in the second quarter 2012 over the second quarter 2011, but sales in the first half of 2012 remained lower than sales in the first half of 2011. The improvement in the second quarter 2012 was mainly from increased sales for architectural glass applications within the energy market. Demand for advanced chemical products for semiconductor, security and other applications was soft in the second quarter 2012. Demand from these sectors initially weakened in the second half of 2011 from very strong levels in the first half of that year.

Sales of precision optics and precious metal products to the defense and science market declined at a double-digit rate in the second quarter and first half of 2012 from the comparable periods in 2011 as government budget revisions and spending cutbacks have resulted in order delays and program reductions.

Sales of microelectronic packages, one of this segment’s smaller product lines, declined in the second quarter and first half of 2012. These products are primarily sold into the telecommunications infrastructure market. The equipment for manufacturing these products is being relocated to our Singapore facility in order to improve customer service levels.

Sales for other miscellaneous applications, including silver investment bars and jewelry, were lower in the second quarter and first half of 2012 than the respective periods of 2011.

The order entry rate exceeded sales in the first half of 2012 largely due to strong orders for medical applications.

Advanced Material Technologies generated a gross margin of $29.7 million, or 13% of sales, in the second quarter 2012 compared to a gross margin of $31.4 million, or 11% of sales, in the second quarter 2011. The gross margin of $55.8 million in the first half of 2012 was $4.7 million lower than the gross margin of $60.5 million in the first half of 2011. The gross margin was 12% of sales in the first half of 2012 and 11% of sales in the first half of 2011.

The lower sales volume was a primary cause for the decline in gross margin dollars in the second quarter and first half of 2012 from the respective periods of 2011. The change in product mix effect was unfavorable in the second quarter and first half of 2012. Process improvements were made on various precious metal products that provided a margin benefit in the second quarter 2012 and offset a portion of the negative impact of the above items. Manufacturing overhead, excluding the impact of EIS, was relatively flat in the second quarter and first half of 2012 with the respective periods of 2011.

SG&A, R&D and other-net expenses were $22.2 million, or 10% of sales, in the second quarter 2012 and $20.7 million, or 7% of sales, in the second quarter 2011. For the first half of 2012, these expenses totaled $43.0 million, or 9% of sales, an increase of $3.9 million over the expenses of $39.1 million, or 7% of sales, in the first half of 2011.

The largest cause of the difference in expense levels between periods was the expenses incurred by EIS totaling $1.7 million in the second quarter 2012 and $3.6 million in the first half of 2012. The aforementioned costs associated with the relocation of the microelectronic packaging operations were recorded in this segment’s SG&A expenses in the second quarter 2012. R&D expenses were higher throughout the first half of 2012 in support of precision optic products. Corporate charges were also higher in the first half of 2012 than the first half of 2011, with the majority of the increase occurring in the first quarter 2012. Incentive compensation expense was lower in both the second quarter and first half of 2012 than the comparable periods in 2011 due to the lower profitability in 2012. The metal consignment fee, a large component of this segment’s cost structure, was relatively unchanged in the second quarter and first half of 2012 from the levels in the same periods of 2011.

Operating profit from Advanced Material Technologies was $7.5 million in the second quarter 2012 compared to $10.7 million in the second quarter 2011. In the first half of 2012, operating profit was $12.8 million, a decline of $8.6 million from the operating profit of $21.4 million earned in the first half of 2011. Operating profit was 3% of sales in the first half of 2012 and 4% of sales in the first half of 2011.

Performance Alloys

	Second Quarter Ended		First Half Ended
(Millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$72.5	$96.6	$147.7	$181.1
Operating profit	6.7	9.5	12.9	18.2

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

Performance Alloys’ sales were $72.5 million in the second quarter 2012, a decline of 25% from sales of $96.6 million in the second quarter 2011. Sales of $147.7 million in the first half of 2012 were $33.4 million, or 18%, lower than sales of $181.1 million in the first half of 2011.

The majority of Performance Alloys’ sales decline in the second quarter and first half of 2012 was in strip products. Bulk product sales were relatively unchanged in the second quarter 2012 from the second quarter 2011 while sales in the first half of 2012 were 2% lower than the first half of 2011.

Sales into the consumer electronics market, the largest market for strip products, were approximately 43% lower in the second quarter 2012 than a strong second quarter 2011. Sales to this market were approximately 34% lower in the first half of 2012 than the first half of 2011. Consumer electronic sales in the second quarter 2012 were down slightly from the first quarter 2012.

Strip sales were also lower due to weaker demand from the automotive electronics market. Sales to this market were down 14% in the second quarter and 5% in the first half of 2012 from the respective periods of 2011. Strip sales to the appliance market, were also softer in the second quarter and first half of 2012, which was partially due to the economic conditions in Europe.

Sales to the industrial component and commercial aerospace market grew approximately 6% in the second quarter 2012 and 14% in the first half of 2012 over the comparable periods in 2011. Demand for non-beryllium-containing alloy bulk products for heavy equipment and other applications continued to be solid as was demand for traditional alloys for aerospace applications.

Bulk product sales to other smaller markets, including telecommunication infrastructure, declined in the second quarter 2012 and first half of 2012 and largely offset the growth in the industrial component and commercial aerospace market. Sales to the energy market, primarily bulk products for oil and gas applications, were relatively unchanged in the second quarter and first half of 2012 from the same periods in 2011.

Pounds shipped of strip products were 34% lower in the second quarter 2012 than the second quarter 2011 and 29% lower in the first half of 2012 than the first half of 2011. Approximately half of the fall-off in shipment volumes was in the higher beryllium-containing alloy products.

Shipments of bulk products were down 3% in the second quarter 2012 and 2% in the first half of 2012 from the comparable periods in 2011 as growth in shipments of non-beryllium-containing bulk products was more than offset by lower shipment volumes of traditional beryllium-containing alloys.

Copper prices were lower in the second quarter and first half of 2012 than the respective periods of 2011. The pass-through impact of the lower copper prices accounted for an estimated $2.2 million reduction in sales in the second quarter 2012 compared to the second quarter 2011 and $4.5 million reduction in sales in the first half of 2012 from the first half of 2011.

Beryllium hydroxide sales totaled $5.0 million in the first half of 2012, all of which occurred in the first quarter of the year. In 2011, sales of beryllium hydroxide were $3.3 million in the second quarter and $4.5 million in the first half of the year.

The order entry rate for Performance Alloys was higher than sales in the second quarter 2012, but below the order entry rate in the first quarter 2012 and the second quarter 2011.

Performance Alloys generated a gross margin of $17.9 million (25% of sales) in the second quarter 2012 and $22.2 million (23% of sales) in the second quarter 2011. Gross margin was $34.9 million in the first half of 2012, a decrease of $6.6 million from the gross margin of $41.5 million in the first half of 2011. Gross margin was 24% of sales in the first half of 2012 and 23% of sales in the first half of 2011.

The lower sales volume, primarily strip products and beryllium hydroxide, reduced margins by an estimated $9.2 million in the second quarter 2012 as compared to the second quarter 2011. The lower volumes reduced the gross margin in the first half of 2012 by an estimated $12.1 million from the first half of 2011. The change in product mix effect was unfavorable in the second quarter 2012, largely due to the lower sales of the higher beryllium-containing alloy strip products.

The margin impact of the above items was partially offset by manufacturing improvements associated with nickel-containing products as higher yields and lower rework levels have resulted in reduced operating costs. Price improvements also provided a margin benefit in the second quarter and first half of 2012. Manufacturing overhead costs at the Elmore facility, including rent, depreciation and utilities, were 11% lower in the first half of 2012 than the first half of 2011.

Total SG&A, R&D and other-net expenses were $11.2 million (15% of sales) in the second quarter 2012 and $12.7 million (13% of sales) in the second quarter 2011. For the first half of 2012, these expenses totaled $22.0 million (15% of sales) compared to $23.3 million (13% of sales) in the first half of 2011.

Differences in foreign currency exchange gains and losses accounted for the majority of the decline in the expense levels in the second quarter and first half of 2012 from the comparable periods in 2011. Incentive compensation expense was also lower in the second quarter 2012 than the second quarter 2011 but was unchanged in the first half of 2012 from the first half of 2011. International commission expense was lower during the first half of 2012 than the first half of 2011 due to the lower sales volume in Asia. An increase in corporate charges offset a portion of these lower expenses in the second quarter and first half of 2012.

Operating profit from Performance Alloys was $6.7 million in the second quarter 2012 compared to $9.5 million in the second quarter 2011. Operating profit of $12.9 million in the first half of 2012 was a $5.3 million decrease from the operating profit of $18.2 million generated in the first half of 2011. Operating profit was 9% of sales in the first half of 2012 and 10% of sales in the first half of 2011.

Beryllium and Composites

(Millions)	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$12.6	$17.7	$28.7	$31.7
Operating profit (loss)	(2.0)	1.1	(3.3)	1.2

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

Beryllium and Composites’ sales of $12.6 million in the second quarter 2012 were 29% lower than sales of $17.7 million in the second quarter 2011 while sales of $28.7 million in the first half of 2012 were 9% lower than sales of $31.7 million in the first half of 2011.

Sales to all of Beryllium and Composites’ key markets were lower in the second quarter and first half of 2012 than the comparable periods in 2011. Defense and science sales, which were higher in the first quarter 2012 than the first quarter 2011, weakened in the second quarter 2012 and were approximately 35% below the second quarter 2011 level. Sales to the industrial components market were 25% lower in the second quarter 2012 than the second quarter 2011 largely due to weakness in the semiconductor capital equipment and industrial x-ray markets. Medical market sales, primarily x-ray window assemblies and ion laser tubes, were also lower in the second quarter and first half of 2012 than the corresponding periods of 2011. Ceramic sales to the telecommunications infrastructure market improved in the second quarter 2012 over the first quarter 2012 but were still 14% lower than the second quarter 2011.

The order entry level exceeded sales in the second quarter 2012, but was lower than the order entry level from the first quarter 2012 and the second quarter 2011.

The gross margin on Beryllium and Composites’ sales was $1.7 million (14% of sales) in the second quarter 2012 compared to $4.4 million (25% of sales) in the second quarter 2011. The gross margin for this segment was $3.9 million in the first half of 2012, a decrease of $3.6 million from the gross margin of $7.5 million generated in the first half of 2011. Gross margin was 14% of sales in the first half of 2012 and 24% of sales in the first half of 2011.

The decline in gross margin in the second quarter and first half of 2012 from the respective periods in 2011 was due to a combination of the lower sales volume, lower production volumes that led to increased inefficiencies and additional costs charged to cost of sales, higher overhead costs and other factors. The change in product mix was favorable in the second quarter 2012 from the second quarter 2011 after being unfavorable in the first quarter 2012 from the first quarter 2011.

The start-up activities associated with the new beryllium facility in Elmore continued during the first half of 2012. The facility has produced a limited amount of beryllium metal and we anticipate the facility will be manufacturing production level quantities in the second half of 2012. Additional costs were incurred to address various performance and installation characteristics in order to help achieve the designed level of output. Higher priced material was also purchased as the output of the plant was not sufficient to meet production requirements. These additional costs were approximately $0.2 million higher in the second quarter and $0.1 million higher in the first half of 2012 than the associated start-up costs incurred in the comparable periods of 2011.

SG&A, R&D and other-net expenses for Beryllium and Composites were $3.7 million in the second quarter 2012 versus $3.3 million in the second quarter 2011. These expenses totaled $7.2 million (25% of sales) in the first half of 2012 and $6.3 million (20% of sales) in the first half of 2011. R&D expenses were higher in the second quarter and first half of 2012 than the corresponding periods of 2011 due to increased activity while corporate charges were also higher in the first half of 2012 than the first half of 2011. Other administrative costs increased in the second quarter and first half of 2012 as well.

Beryllium and Composites generated an operating loss of $2.0 million in the second quarter 2012 and $3.3 million in the first half of 2012. In 2011, the operating profit from Beryllium and Composites was $1.1 million in the second quarter and $1.2 million in the first half of the year. Operating profit was 4% of sales in the first half of 2011.

Technical Materials

	Second Quarter Ended		First Half Ended
(Millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$18.1	$23.0	$38.5	$42.6
Operating profit	2.0	2.4	3.9	4.5

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

Sales from Technical Materials were $18.1 million in the second quarter 2012, a decline of 21% from sales of $23.0 million in the second quarter 2011. Sales in the first half of 2012 of $38.5 million were $4.1 million, or 10%, lower than sales of $42.6 million in the first half of 2011.

A significant portion of the sales decline in the second quarter 2012 was due to lower shipments to the consumer electronics market. Sales to this market, which had grown in the first quarter 2012 over the first quarter 2011, were approximately 20% lower in the second quarter 2012 than the second quarter 2011. A portion of this fall-off was due to lower shipments of disk drive arm materials. Sales to the automotive market softened approximately 15% in the second quarter and 16% in the first half of 2012 from the comparable periods in 2011. Sales to the energy market were also lower in the second quarter 2012 than the second quarter 2011 while medical market sales were relatively unchanged between periods.

The order entry rate improved in the second quarter 2012 over the first quarter 2012, but it was still less than sales in the second quarter 2012.

Gross margin on sales from Technical Materials was $4.2 million, or 23% of sales, in the second quarter 2012 compared to $4.9 million, or 21% of sales, in the second quarter 2011. Gross margin of $8.6 million in the first half of 2012 was $0.7 million lower than the gross margin of $9.3 million in the first half of 2011. Gross margin was 22% of sales in the first half of 2012 and 2011.

The decline in gross margin dollars in the second quarter and first half of 2012 from the respective periods in the prior year was largely due to the lower sales volume. Yields on various aluminum products have improved and provided a margin benefit in the first half of 2012. Manufacturing overhead costs were slightly lower in the second quarter 2012 than the second quarter 2011 and were relatively unchanged in the first half of 2012 from the first half of 2011.

SG&A, R&D and other-net expenses totaled $2.2 million in the second quarter 2012 and $2.5 million in the second quarter 2011. Manpower and sales commission expenses were slightly lower in the second quarter 2012 than the second quarter 2011. For the first half of the year, these expenses totaled $4.7 million in 2012 and $4.8 million in 2011.

Operating profit from Technical Materials was $2.0 million in the second quarter 2012 and $2.4 million in the second quarter 2011. Operating profit of $3.9 million in the first half of 2012 was $0.6 million lower than the operating profit of $4.5 million in the first half of 2011. Operating profit was 10% of sales in the first half of 2012 compared to 11% in the first half of 2011.

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

FINANCIAL POSITION

Net cash used in operating activities was $9.0 million in the first half of 2012 as net income and the effects of depreciation were more than offset by the net change in working capital items, including an increase in inventory and a decrease in accounts payable and other liabilities and accrued items. In the second quarter 2012, cash provided from operations totaled $14.0 million as the majority of the net growth in working capital in the first half of 2012 occurred during the first quarter 2012.

Cash balances were $15.4 million as of the end of the second quarter 2012, an increase of $3.2 million since year-end 2011.

Accounts receivable of $123.0 million as of the end of the second quarter 2012 was $5.2 million, or 4%, higher than the balance of $117.8 million at year-end 2011. The growth in receivables was due to a slower collection period, as the days sales outstanding (DSO) increased to approximately 34 days as of the end of the second quarter 2012. The DSO was still within our normal operating range. The impact of the slower collection period on the receivable balance was partially offset by the lower sales volume.

We continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. Our bad debt experience remained low as the bad debt expense in the first half of 2012 was less than $0.1 million.

Other receivables totaling $0.7 million at the end of the second quarter 2012 and $4.6 million at the end of 2011 primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. The balances at the end of both periods also included minor amounts due for other non-trade items.

Inventories were $209.1 million as of June 29, 2012 and 12% higher than the year-end 2011 balance of $187.2 million. The majority of this growth was in Performance Alloys as pounds on hand increased 7% in the first half of 2012 due to the timing of production scheduling and to support future sales.

Inventories within Advanced Material Technologies grew approximately $9.2 million in the first half of 2012. The majority of this segment’s metal requirements are maintained through off-balance sheet financing arrangements and this growth is only reflective of the change in the value of owned inventories.

Inventories within the Beryllium and Composites segment declined approximately $0.8 million since year-end 2011 net of the addition of AMC’s inventory. Technical Materials’ inventory, which is considerably lower than the inventory balances of the other three reportable segments, also declined slightly in the first half of 2012.

We use the last-in, first-out (LIFO) method for valuing a large portion of our domestic inventories. By so doing, the most recent cost of various raw materials, including gold, copper and nickel, is charged to cost of sales in the current period. The older, and often times lower, costs are used to value the inventory on hand. Therefore, current changes in the cost of raw materials subject to the LIFO valuation method have only a minimal impact on changes in the inventory carrying value.

Capital expenditures for the first half of 2012 and 2011 are summarized as follows:

	First Half
(Millions)	2012	2011
Capital expenditures	$18.0	$11.1
Mine development	0.8	0.2

Subtotal	18.8	11.3
Reimbursement for spending under government contract	1.0	2.6

Net spending	$17.8	$8.7

We have a Title III contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The equipment has been installed, but work remains to bring it fully on-line and to operate at the designed and necessary levels of production. The total cost of this multi-year project is estimated to be $100.0 million, with the DoD providing approximately 73% of the funding. The final cost of the project and the DoD’s share will be determined based upon the satisfactory completion of the final construction items, resolution of any start-up issues and other factors. Spending on this project totaled $3.0 million in the first half of 2012 and is included in the $18.0 million figure in the above table, while spending in the first half of 2011 totaled $1.6 million.

Major capital expenditure projects in the first half of 2012 included a new shield kit cleaning operation in New Mexico, an upgrade to the casting equipment and extrusion press at the Elmore facility, a new electron beam welding line at the Rhode Island facility, a new manufacturing work cell approach for precision optics at the Westford, Massachusetts facility and various information technology projects. Capital spending by Advanced Material Technologies totaled $6.7 million in the first half of 2012 while Performance Alloys’ spending totaled $5.6 million.

In addition to the capital expenditures in the above table, in the first quarter 2012, we acquired all of the outstanding shares of AMC for $3.3 million, net of $1.5 million in cash that AMC had on its balance sheet as of the acquisition date. AMC’s products are complementary to our powder metal-derived beryllium metal-based product lines. AMC will be managed through the Beryllium and Composites segment. The valuation of the assets acquired with AMC, including any goodwill or other intangibles, was not complete as of the end of the second quarter. The goodwill was assigned a preliminary value of $1.9 million.

In the first quarter 2012, we made an additional payment of $0.6 million to the sellers of EIS as a result of the final working capital valuation in accordance with the terms of the purchase agreement.

Intangible assets were $31.8 million as of the end of the second quarter 2012 and $34.6 million at year-end 2011. The reduction was due to current period amortization partially offset by the preliminarily valued intangible assets acquired with AMC.

Other liabilities and accrued items were $51.6 million at the end of the second quarter 2012, a decrease of $4.7 million from the $56.3 million balance at year-end 2011. The payment of the 2011 annual incentive compensation to employees during the first quarter 2012 was a major cause of the decline in the balance. The balances of various liabilities, including utilities, fringe benefits and the fair value of derivative financial instruments, also changed due to business levels or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.6 million as of the end of the second quarter 2012 compared to $3.0 million as of year-end 2011. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $16.6 million as of June 29, 2012 compared to $16.5 million as of December 31, 2011 as minor increases in various items were partially offset by a reduction in the capital lease obligation.

Unearned income was $59.3 million at the end of the second quarter 2012 and $62.5 million as of year-end 2011. This balance plus $4.2 million that is recorded within other liabilities and accrued items as a short-term liability represent reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. This liability will be reduced and credited to income ratably with the depreciation expense on the equipment.

The retirement and post-employment benefit balance of $102.2 million at the end of the second quarter 2012 was $2.9 million lower than the $105.1 million balance at December 31, 2011. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic pension plan decreased a net $2.9 million as a result of the contributions to the plan of $5.2 million and an adjustment to other comprehensive income (OCI), a component of shareholders’ equity, of $2.6 million offset in part by the expense in the first half of 2012 of $4.9 million.

The liability for the other retirement plans was unchanged on a net basis as payments made were generally offset by the expense recorded during the first half of 2012.

Debt totaled $115.4 million as of the end of the second quarter 2012 compared to $81.4 million as of the end of 2011. The $34.0 million increase in debt was due to the growth in inventory, the payment of the 2011 incentive compensation to employees, capital expenditures, the payment of the quarterly dividend and the acquisition of AMC. Short-term debt increased $16.3 million and long-term debt increased $17.7 million during the first half of 2012.

We were in compliance with all of our debt covenants as of the end of the second quarter 2012.

Shareholders’ equity was $420.5 million at the end of the second quarter 2012, an increase of $14.5 million from the balance of $406.0 million as of year-end 2011. Comprehensive income was $14.6 million in the first half of 2012. As a result of a change in accounting regulations, beginning in the first quarter 2012, comprehensive income is presented in a separate financial statement as opposed to being detailed in a footnote. Comprehensive income is net income plus items that are charged or credited directly to shareholders’ equity, including the cumulative translation adjustment, changes in the fair value of derivative financial instruments and adjustments to the pension and other retirement benefit obligations.

During the second quarter 2012, the Board of Directors declared a dividend of $0.075 per share of common stock. The dividend payment of $1.6 million was made during the second quarter.

Equity was also affected by stock-based compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Net cash used in operating activities was $7.1 million in the first half of 2011 as net income and the effects of depreciation were more than offset by a net increase in working capital items, primarily accounts receivable and inventory. Accounts receivable increased $10.0 million, or 7%, during the first half of 2011 largely due to the higher sales volume partially offset by a slight improvement in the collection period. Inventories grew $27.9 million, or 18%, in the first half of 2011, but the inventory turnover ratio, a measure of how quickly inventory is sold on average, improved during this same time period as inventories were not restocked at the same rate as the increase in sales. The majority of the inventory increase was in Performance Alloys in response to the higher level of demand and as a result of an increase in lead times on certain products.

The retirement and post-employment benefit obligation of $81.6 million as of the end of the second quarter 2011 was $0.9 million lower than the balance as of December 31, 2010 due to contributions made to the domestic defined benefit plan of $3.6 million netted against the plan expense and adjustments to OCI.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $8.7 million. Spending in the first half of 2011 included $1.5 million for the purchase of a building at the Elmore facility that was previously held under an operating lease.

Debt totaled $95.0 million as of the end of the second quarter 2011, an increase of $8.9 million from year-end 2010. The increased debt was used to finance the growth in working capital and current period capital expenditures. During the second quarter 2011, we entered into a new $8.0 million agreement to fund capital expenditures in the state of Ohio. Available and unused borrowing capacity totaled $154.7 million at the end of the second quarter 2011.

We negotiated an increase to the consignment line capacity during the first half of 2011 and the available and unused capacity under these lines was approximately $29.1 million at the end of the second quarter 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. We also maintain a portion of our copper requirements on consignment. The balance outstanding under these off-balance sheet consignment arrangements totaled $220.2 million at the end of the second quarter 2012 compared to $244.0 million outstanding as of year-end 2011.

We were in compliance with the covenants contained in our consignment agreements as of June 29, 2012.

While our borrowings under existing lines of credit increased during the first half of 2012, we did not enter into any new loan agreements during the period. For additional information on our contractual obligations, please see pages 45 and 46 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, dividends, strategic acquisitions and environmental remediation projects.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $165.1 million as of the end of the second quarter 2012. We also had an outstanding cash balance of $15.4 million as of the end of the second quarter 2012.

As a result of the increased debt level, the debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, increased to 22% as of the end of the second quarter 2012 from 17% as of year-end 2011. The debt-to-debt-plus-equity ratio was unchanged from the first quarter 2012. The increased debt in the first half of 2012 was partially due to changes in working capital levels (largely the annual payment of the 2011 incentive compensation to employees) and the acquisition of AMC.

The dividend that was implemented in the second quarter 2012 resulted in a cash outlay to shareholders of $1.6 million. Early in the third quarter 2012, our Board of Directors announced that a dividend of the same magnitude will be paid later in the quarter.

We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of the shareholders.

We made contributions to the domestic defined benefit pension plan totaling $5.2 million in the first half of 2012. As of early in the third quarter, we anticipate contributing $6.0 million to this plan in the second half of 2012. Contributions in future years will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates and other factors.

We had $141.7 million of available capacity under the precious metal consignment lines as of the end of the second quarter 2012. Should metal requirements increase in future periods because of higher volumes and/or higher prices, in addition to utilizing the available capacity under the consignment lines, we may use the available capacity under the existing credit lines to purchase metal and/or require customers to supply more of their own metal.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 48 to 51 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

MARKET RISK DISCLOSURES

For information regarding market risks, please refer to pages 52 to 55 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our market risk exposures since the inclusion of this discussion in our Annual Report on Form 10-K.

OUTLOOK

While the order entry level exceeded sales in the second quarter 2012, the order trend has not shown significant improvement. The order entry rate in the first half of 2012 remained below the first half of 2011. The demand levels from portions of various markets appear solid, including medical applications for Advanced Material Technologies’ products and various applications for Performance Alloys’ bulk and strip products. We also continue to make inroads with our new product and application development. Demand from various sectors of the consumer electronics market, however, remained relatively weak. Projecting improvements in consumer-related markets is difficult given the current macro-economic conditions, but typically we get an increase in orders late in the third quarter and early fourth quarter due to downstream holiday inventory builds. In addition, a high level of uncertainty surrounds orders for defense and science applications due to government spending patterns and program push-outs or cancellations.

The start-up of the new beryllium facility has been a challenge due to the complexity and size of the operation. We continued to make progress during the second quarter as efficiencies and output have improved. The material produced by the facility will be going through qualification steps in the third quarter. We anticipate that the output and cost structure will improve throughout the second half of 2012. Depending upon the timing of those improvements and the level of orders received for beryllium metal products, some orders may be delayed slightly due to material supply constraints.

Integration of the two latest acquisitions – AMC and EIS – will continue in the third quarter 2012. These operations, while relatively small, provide long-term niche growth opportunities. The relocation of the microelectronic packaging operations will also continue in the third quarter.

As of early in the third quarter 2012, we anticipate that sales and earnings in the second half of 2012 will be stronger than the first half of 2012.

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

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2012;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses, including EIS Optics Limited and Aerospace Metal Composites Limited;

•	Our success in moving the microelectronics packaging operations;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

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

For information about our market risks, please refer to our Annual Report on Form 10-K to shareholders for the period ended December 31, 2011.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

10.1	Amended 2012 Management Incentive Plan.

10.2	Amended and Restated Credit Agreement, dated as of July 13, 2011, among Materion Corporation, as borrower, Materion Advanced Materials Technologies and Services Netherland B.V., as a foreign subsidiary borrower, JPMorgan Chase Bank, N.A., as administrative agent for itself and the other lenders party hereto, and the several banks and other financial institutions or entities from time to time party thereto.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 29, 2012.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: August 8, 2012
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and Chief Financial Officer

Exhibit Index

10.1	Amended 2012 Management Incentive Plan.

10.2	Amended and Restated Credit Agreement, dated as of July 13, 2011, among Materion Corporation, as borrower, Materion Advanced Materials Technologies and Services Netherland B.V., as a foreign subsidiary borrower, JPMorgan Chase Bank, N.A., as administrative agent for itself and the other lenders party hereto, and the several banks and other financial institutions or entities from time to time party thereto.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 29, 2012.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.