Form 10-Q
period 2012-09-28
MATERION Corp
filed 2012-11-02
CIK 1104657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of October 26, 2012, there were 20,432,597 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION

MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements

The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and first nine months ended September 28, 2012 are as follows:

Materion Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Net sales	$290,601	$392,794	$969,319	$1,192,309
Cost of sales	238,232	335,444	814,507	1,016,487

Gross margin	52,369	57,350	154,812	175,822
Selling, general and administrative expense	32,832	32,322	98,938	98,012
Research and development expense	3,019	2,821	9,310	7,946
Other—net	3,129	5,016	10,846	13,752

Operating profit	13,389	17,191	35,718	56,112
Interest expense—net	779	807	2,297	2,005

Income before income taxes	12,610	16,384	33,421	54,107
Income tax expense	4,496	2,857	11,260	14,890

Net income	$8,114	$13,527	$22,161	$39,217

Basic earnings per share:
Net income per share of common stock	$0.40	$0.66	$1.08	$1.92

Diluted earnings per share:
Net income per share of common stock	$0.39	$0.65	$1.07	$1.89

Cash dividends per share	$0.075	$0.00	$0.15	$0.00

Weighted-average number of shares of common stock outstanding
Basic	20,432	20,377	20,434	20,385
Diluted	20,697	20,749	20,639	20,792

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(Thousands)	2012	2011	2012	2011
Net income	$8,114	$13,527	$22,161	$39,217

Other comprehensive income:
Foreign currency translation adjustment	1,271	(224)	449	1,845
Derivative and hedging activity, net of tax	(521)	1,332	(858)	921
Pension and post employment benefit adjustment, net of tax	835	343	2,504	1,463

Net change in accumulated other comprehensive income	1,585	1,451	2,095	4,229

Comprehensive income	$9,699	$14,978	$24,256	$43,446

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Sept. 28,	Dec. 31,
(Thousands)	2012	2011
Assets
Current assets
Cash and cash equivalents	$10,894	$12,255
Accounts receivable	138,877	117,761
Other receivables	209	4,602
Inventories	211,443	187,176
Prepaid expenses	44,610	39,739
Deferred income taxes	10,099	9,368

Total current assets	416,132	370,901
Related-party notes receivable	51	73
Long-term deferred income taxes	11,627	11,627
Property, plant and equipment—cost	769,985	753,326
Less allowances for depreciation, depletion and amortization	(501,382)	(489,513)

Property, plant and equipment—net	268,603	263,813
Intangible assets	30,131	34,580
Other assets	5,348	7,073
Goodwill	86,467	84,036

Total assets	$818,359	$772,103

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$57,455	$40,944
Accounts payable	31,831	39,385
Other liabilities and accrued items	55,581	56,309
Unearned revenue	1,717	3,033

Total current liabilities	146,584	139,671
Other long-term liabilities	16,762	16,488
Retirement and post-employment benefits	98,421	105,115
Unearned income	57,859	62,540
Long-term income taxes	1,385	1,793
Deferred income taxes	2,193	51
Long-term debt	65,028	40,463
Shareholders’ equity	430,127	405,982

Total liabilities and shareholders’ equity	$818,359	$772,103

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 28,	Sept. 30,
(Thousands)	2012	2011
Cash flows from operating activities:
Net income	$22,161	$39,217
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	28,923	32,355
Amortization of deferred financing costs in interest expense	487	341
Stock-based compensation expense	4,343	3,593
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(20,451)	(16,337)
Decrease (increase) in other receivables	4,393	1,500
Decrease (increase) in inventory	(23,795)	(38,291)
Decrease (increase) in prepaid and other current assets	(4,852)	(10,633)
Decrease (increase) in deferred income taxes	(812)	(40)
Increase (decrease) in accounts payable and accrued expenses	(12,805)	(4,825)
Increase (decrease) in unearned revenue	(1,316)	(363)
Increase (decrease) in interest and taxes payable	(577)	(4,185)
Increase (decrease) in long-term liabilities	(3,618)	(10,916)
Other-net	545	(3,134)

Net cash used in operating activities	(7,374)	(11,718)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(25,335)	(18,722)
Payments for mine development	(4,992)	(302)
Reimbursements for capital equipment under government contracts	991	2,917
Payments for purchase of business net of cash received	(3,894)	—
Proceeds from sale of property, plant and equipment	—	33
Other investments-net	1,742	13

Net cash used in investing activities	(31,488)	(16,061)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	16,505	(1,240)
Proceeds from issuance of long-term debt	32,305	92,510
Repayment of long-term debt	(7,740)	(65,175)
Debt issuance costs	—	(2,554)
Principal payments under capital lease obligations	(580)	(547)
Repurchase of common stock	(119)	(3,776)
Cash dividends paid	(3,083)	—
Issuance of common stock under stock option plans	144	720
Tax benefit from stock compensation realization	77	389

Net cash provided from financing activities	37,509	20,327
Effects of exchange rate changes	(8)	313

Net change in cash and cash equivalents	(1,361)	(7,139)
Cash and cash equivalents at beginning of period	12,255	16,104

Cash and cash equivalents at end of period	$10,894	$8,965

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note A — Accounting Policies

In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 28, 2012 and December 31, 2011 and the results of operations for the third quarter and nine months ended September 28, 2012 and September 30, 2011. All adjustments were of a normal and recurring nature.

Note B — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	Sept. 28, 2012	Dec. 31, 2011
Principally average cost:
Raw materials and supplies	$48,680	$42,969
Work in process	200,599	179,445
Finished goods	57,131	57,645

Gross inventories	306,410	280,059
Excess of average cost over LIFO inventory value	94,967	92,883

Net inventories	$211,443	$187,176

Note C — Pensions and Other Post-employment Benefits

The following is a summary of the third quarter and first nine months of 2012 and 2011 net periodic benefit cost for the domestic defined benefit pension plans, supplemental retirement plans and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(Thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$1,932	$1,516	$71	$71
Interest cost	2,336	2,309	360	399
Expected return on plan assets	(2,926)	(2,685)	—	—
Amortization of prior service cost (benefit)	(84)	(118)	22	(9)
Amortization of net loss	1,402	982	—	—

Net periodic benefit cost	$2,660	$2,004	$453	$461

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(Thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$5,796	$4,549	$213	$213
Interest cost	7,008	6,927	1,080	1,197
Expected return on plan assets	(8,777)	(8,056)	—	—
Amortization of prior service cost (benefit)	(251)	(354)	65	(27)
Amortization of net loss	4,206	2,945	—	—

Net periodic benefit cost	$7,982	$6,011	$1,358	$1,383

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note C —Pensions and Other Post-employment Benefits (Continued)

The Company made contributions to the domestic defined benefit pension plan of $10.1 million in the first nine months of 2012.

The Company closed the domestic defined benefit pension plan to new entrants as of May 26, 2012. Employees currently eligible under the domestic defined benefit pension plan will continue to accrue benefits under existing formulas. Employees not eligible for the domestic defined benefit pension plan will receive additional contributions under the defined contribution plan.

Note D — Contingencies

Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. Late in the third quarter 2012, the Company received notice that the spouse of a former employee has filed a claim alleging she has contracted chronic beryllium disease. The Company had not yet been served with the complaint and therefore the claim had not been evaluated and no loss reserve was established as of the end of the third quarter 2012. There were no other CBD claims asserted or settled during the first nine months of 2012.

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.4 million as of September 28, 2012 and $5.3 million as of December 31, 2011. Environmental projects tend to be long-term and the final actual remediation costs may differ from the amounts currently recorded.

Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Third Quarter 2012
Sales to external customers	$190,508	$68,700	$14,418	$16,975	$290,601	$—	$290,601
Intersegment sales	520	599	245	119	1,483	—	1,483
Operating profit (loss)	9,212	5,404	(515)	1,135	15,236	(1,847)	13,389

Third Quarter 2011
Sales to external customers	$274,640	$81,739	$15,340	$20,983	$392,702	$92	$392,794
Intersegment sales	679	838	96	789	2,402	—	2,402
Operating profit (loss)	11,177	5,907	364	2,393	19,841	(2,650)	17,191

First Nine Months 2012
Sales to external customers	$654,245	$216,434	$43,102	$55,459	$969,240	$79	$969,319
Intersegment sales	1,691	1,968	574	590	4,823	—	4,823
Operating profit (loss)	22,011	18,349	(3,823)	4,995	41,532	(5,814)	35,718
Assets	366,190	257,825	134,787	23,094	781,896	36,463	818,359

First Nine Months 2011
Sales to external customers	$818,565	$262,824	$47,027	$63,598	$1,192,014	$295	$1,192,309
Intersegment sales	2,203	2,741	318	1,494	6,756	—	6,756
Operating profit (loss)	32,550	24,125	1,556	6,916	65,147	(9,035)	56,112
Assets	344,577	252,157	129,520	25,110	751,364	36,968	788,332

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note F — Stock-based Compensation Expense

Stock-based compensation expense was $1.5 million in the third quarter 2012 and $1.4 million in the third quarter 2011. For the first nine months of the year, stock-based compensation expense was $4.3 million in 2012 and $3.6 million in 2011.

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

The Company received $0.1 million for the exercise of approximately 14,000 options during the first nine months of 2012 and $0.7 million for the exercise of approximately 51,000 options during the first nine months of 2011. Exercises of SARs totaled approximately 27,000 in the first nine months of 2012 and 7,000 in the first nine months of 2011.

Note G — Other-net

Other-net income (expense) for the third quarter and first nine months of 2012 and 2011 is summarized as follows:

	Third Quarter Ended		First Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(Thousands)	2012	2011	2012	2011
Foreign currency exchange/translation gain (loss)	$629	$(865)	$1,049	$(1,885)
Amortization of intangible assets	(1,408)	(1,510)	(4,278)	(4,528)
Metal consignment fees	(2,140)	(2,563)	(7,009)	(7,362)
Other items	(210)	(78)	(608)	23

Total	$(3,129)	$(5,016)	$(10,846)	$(13,752)

Note H — Income Taxes

The tax expense of $4.5 million in the third quarter 2012 was calculated by applying a rate of 35.7% against income before income taxes while the tax expense of $2.9 million in the third quarter 2011 was calculated by applying a rate of 17.4% against the income before income taxes in that period. In the first nine months of 2012, the tax expense of $11.3 million was calculated using a tax rate of 33.7% against the income before income taxes. In the first nine months of 2011, a tax rate of 27.5% was used to calculate a tax expense of $14.9 million.

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note H — Income Taxes (Continued)

The differences between the statutory and effective rates in the third quarter and first nine months of each year was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes and other factors. In addition, the tax expense in the third quarter 2012 included favorable discrete events totaling $0.5 million, while the tax expense in the third quarter 2011 included favorable discrete events totaling $2.2 million. The discrete events in both periods included adjustments to the tax reserves resulting from the lapse of the statute of limitations and final adjustments to the prior years’ tax returns.

The effective tax rate, prior to the impact of the discrete items, was higher in the third quarter 2012 than it was in the first half of 2012. The impact of the higher tax rate increased tax expense and reduced net income by $1.0 million, or $0.05 per share, in the third quarter 2012.

Note I — Pebble Plant Capitalization

The Company has a Title III contract with the Department of Defense (DoD) for the design and development of a primary beryllium production facility. Construction of the facility would not have been economically feasible without assistance from the government. The cost of the project, which included equipment, building and other costs that were not capitalizable as fixed assets, totaled approximately $100.0 million. Reimbursements received by the Company from the Department of Defense included $63.5 million for its share of the cost of equipment that was purchased by the Company and installed in the facility. The Company capitalized $14.6 million of fixed assets and $10.0 million of capital leases as a portion of the Company’s cost share for the project. The cost paid by the Company was recorded in property, plant and equipment and the reimbursement from the government was recorded as unearned income on the Consolidated Balance Sheets. The unearned income liability will be reduced and credited to income ratably with the depreciation expense recorded over the useful life of the equipment.

The equipment was placed in service during the third quarter 2012. Depreciation expense on the portion of the equipment whose cost was reimbursed by the DoD was $1.1 million in the third quarter. Accordingly, unearned income was reduced by $1.1 million and credited to cost of sales on the Consolidated Statement of Income in the third quarter 2012, offsetting the impact of the depreciation expense on the Company’s cost of sales and gross margin.

The depreciation, depletion and amortization expense of $28.9 million shown on the Consolidated Statement of Cash Flows for the nine month period ending September 28, 2012 is net of the $1.1 million benefit from the reduction of the unearned income liability.

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

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note J — Fair Value of Financial Instruments (Continued)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 28, 2012:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Directors’ deferred compensation investments	$714	$714	$—	$—
Foreign currency forward contracts	298	—	298	—

Total	$1,012	$714	$298	$—

Financial Liabilities
Directors’ deferred compensation liability	$714	$714	$—	$—
Foreign currency forward contracts	69	—	69	—
Precious metal swaps	99	—	99	—

Total	$882	$714	$168	$—

The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts and precious metal hedge contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of September 28, 2012.

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

The use of foreign currency derivative contracts is governed by policies approved by the Audit Committee of the Board of Directors. A team consisting of senior financial managers reviews the

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note K —Derivative Instruments and Hedging Activity (Continued)

estimated exposure levels, as defined by budgets, forecasts and other internal data, and determines the timing, amounts and instruments to use to hedge that exposure within the confines of the policy. Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transactions against the program objectives, targeted rates and levels of risk assumed. Hedge contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of rate movements.

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

The outstanding foreign currency forward contracts had a notional value of $22.3 million while the outstanding precious metal forward contracts and swaps had a notional value of $0.9 million as of September 28, 2012. All of these contracts were designated and effective as cash flow hedges. There was no ineffectiveness

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note K — Derivative Instruments and Hedging Activity (Continued)

associated with the outstanding contracts. The fair values of these contracts were recorded on the Consolidated Balance Sheet as of September 28, 2012, as applicable, as gains of $0.3 million in prepaid expenses and losses of $0.2 million in other liabilities and accrued items.

A summary of the hedging relationships of the outstanding derivative financial instruments designated as cash flow hedges as of September 28, 2012 and September 30, 2011 and the amounts transferred into income for the three month periods then ended is as follows:

(Thousands)	Effective Portion of Hedge			Ineffective Portion of Hedge
	Recognized In OCI at End of Period	Reclassified From OCI Into Income During Period		Recognized in Income on Derivative During Period
Gain (loss)		Location	Amount	Location	Amount
Third Quarter 2012
Foreign currency contracts	$229	Other-net	$650	Other-net	$—
Precious metal contracts	(99)	Cost of sales	(157)	Cost of sales	—

Total	$130		$493		$—

Third Quarter 2011
Foreign currency contracts	$(126)	Other-net	$(948)	Other-net	$—
Precious metal contracts	—	Cost of sales	—	Cost of sales	—

Total	$(126)		$(948)		$—

Nine Months Ended 2012
Foreign currency contracts		Other-net	$1,527	Other-net	$—
Precious metal contracts		Cost of sales	(499)	Cost of sales	—

Total			$1,028		$—

Nine Months Ended 2011
Foreign currency contracts		Other-net	$(2,183)	Other-net	$—
Precious metal contracts		Cost of sales	0	Cost of sales	—

Total			$(2,183)		$—

During 2011, the Company secured various forward contracts to sell specified quantities of gold. The contracts served as economic hedges of gold purchased and held in inventory for use in manufacturing products for sale in the normal course of business. No hedge designations were assigned to the contracts since they matured in the same quarter as they were initially secured. The recognized loss upon maturity of the contracts totaled $1.1 million in the third quarter 2011 and $1.2 million in the first nine months of 2011. The losses were recorded in cost of sales on the Consolidated Statements of Income. Equal and offsetting gains were recorded in cost of sales as a result of the sale of the underlying gold inventory.

Note L — Acquisition

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

Materion Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note L — Acquisition (Continued)

A portion of the purchase price was held in escrow pending resolution of various matters as detailed in the purchase agreement. The assessment of the assets and liabilities acquired, including any goodwill or intangible assets, was not finalized as of the end of the third quarter. Goodwill was preliminarily valued at $1.8 million.

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

Sales of $290.6 million in the third quarter 2012 were 26% lower than sales in the third quarter 2011, while sales in the first nine months of 2012 of $969.3 million were 19% lower than sales in the first nine months of 2011. Demand from a number of key markets, including consumer electronics, remained soft throughout the majority of the first nine months of 2012. Sales in the third quarter 2012 were also adversely affected by an increase in the use of customer-supplied precious metal. This change in metal source did not materially impact margins since the precious metal is a pass-through. Operating profit was lower in the third quarter and first nine months of 2012 than the respective periods of 2011 and was reflective of the reduced sales volume and other factors. While the diluted earnings per share of $0.39 was less than the $0.65 generated in the third quarter 2011, diluted earnings per share has improved in each of the last three quarters over the immediately preceding quarter.

Our Board of Directors implemented a quarterly dividend of $0.075 per share in the second quarter 2012 as a reflection of our ability to grow the company long term while also returning cash to our shareholders. Dividend payouts of approximately $1.6 million were made in each of the second and third quarters of 2012.

In March 2012, we acquired all of the outstanding shares of Aerospace Metal Composites Limited (AMC) of Farnborough, England. AMC, a small manufacturing operation with long-term growth potential, produces high performance metal matrix composites that are sold into the automotive, aerospace and defense, precision machinery and other markets.

Total debt increased $41.1 million in the first nine months of 2012 over the year-end 2011 balance in order to fund the change in working capital, capital expenditures, the AMC acquisition and quarterly dividends. The debt-to-debt-plus-equity ratio was 22% as of the end of the third quarter 2012.

RESULTS OF OPERATIONS

	Third Quarter Ended		Nine Months Ended
(Millions, except per share data)	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Sales	$290.6	$392.8	$969.3	$1,192.3
Operating profit	13.4	17.2	35.7	56.1
Income before income taxes	12.6	16.4	33.4	54.1
Net income	8.1	13.5	22.2	39.2
Diluted earnings per share	$0.39	$0.65	$1.07	$1.89

Sales were $290.6 million in the third quarter 2012, a decline of $102.2 million, or 26%, from sales of $392.8 million in the third quarter 2011. For the first nine months of 2012, sales of $969.3 million were down $223.0 million, or 19%, from sales of $1.2 billion in the first nine months of 2011.

Sales to the majority of our key markets declined in the third quarter 2012 from the third quarter 2011 and in the first nine months of 2012 from the first nine months of 2011. Sales to the consumer electronics market, our largest market accounting for approximately 40% of total sales, were soft once again in the third quarter 2012. For the first nine months of 2012 sales to this market were down approximately 14% from the same period in 2011. End-use applications for our materials in the consumer electronics market include cell phones, tablets, gaming systems and other hand-held devices. As a material supplier several steps removed from the final consumer, our sales to this market in a given period are affected by inventory levels, production schedules and changes in market share of the intermediaries within the supply chain and not necessarily by changes in sales of the final product in that period.

Sales to the defense and science market improved in the third quarter 2012 over the second quarter 2012, primarily in our traditional beryllium business, but total defense and science sales were still below the levels from the third quarter 2011. Sales to this market were 23% lower in the first nine months of 2012 than the first nine months of 2011, largely due to government spending reductions and push-outs of orders.

Sales to the energy market, which account for approximately 7% of our total sales, softened at a double-digit rate in both the third quarter and first nine months of 2012 from the respective periods in 2011 largely due to lower sales for architectural glass applications. Solar energy sales also were down due to weaker end-use market conditions while oil and gas sales softened from the strong levels over the past four quarters due to a reduction in rig count.

Sales to the automotive electronics market were 11% lower in the third quarter 2012 and 10% lower in the first nine months of 2012 than the respective periods of 2011. The automotive electronics market accounts for approximately 7% of our total sales. Sales to the appliance market, which are predominately in Europe, were down 29% in the third quarter and 50% in the first nine months of 2012 from the comparable periods in 2011.

Underlying sales volumes to the industrial components and commercial aerospace market, after adjusting for differences in precious metal mix and make-up, improved in the third quarter and first nine months of 2012 over the same periods in 2011. This growth was primarily in our Performance Alloys segment and included improved sales of our non-beryllium-containing Toughmet® products used in heavy equipment and other applications. Sales to this market from our other units were flat to down in the first three quarters of 2012 from the comparable periods of 2011.

Sales to the medical market, which represent approximately 8% of our total sales, showed modest growth in the third quarter 2012 over the third quarter 2011. Sales to this market in the first nine months of 2012 were 24% higher than in the first nine months of 2011 mainly due to the strengthening of shipments for blood glucose test strip applications. Sales for medical x-ray applications also improved in the third quarter 2012 over the third quarter 2011. These improvements were partially offset by a decline in sales for other minor applications in this market.

Total sales order entry in the third quarter 2012 was lower than either of the first two quarters of the year, but was slightly higher than sales in the third quarter. Order entry was approximately 3% higher than sales in the first nine months of 2012.

We manufacture precious metal products using our metal that we sell to the customer or on a toll basis using metal that the customer supplies to us. Shifts in the relationship between the use of owned versus customer-supplied metal can affect the sales comparisons between periods. During the third quarter and first nine months of 2012, there was an increase in the amount of customer-supplied metal compared to the same periods in the prior year. This shift in the source of metal reduced our sales of precious metal by an estimated $46.1 million in the third quarter and $60.5 million in the first nine months of 2012 from the comparable periods in 2011. Since the precious metal is a pass-through, a change in the metal’s source does not have a significant impact on gross margin.

We use gold, silver, platinum, palladium, copper and ruthenium in the manufacture of various products. Our sales are affected by the prices for these metals, as changes in our purchase prices are passed on to our customers in the form of higher or lower selling prices. The net average prices for these metals were lower during the third quarter 2012 than the third quarter 2011, resulting in an estimated $8.5 million reduction in sales in the third quarter 2012. Metal prices on average had been slightly higher in the first half of 2012 than the first half of 2011, but average prices for the first nine months of 2012 were lower than the same period in 2011 and resulted in an estimated $4.5 million decrease in sales in the first nine months of 2012.

The acquisition of EIS Optics Limited (EIS) in the fourth quarter 2011 provided a small benefit to sales and gross margin in the third quarter and first nine months of 2012. The AMC acquisition had a minimal impact on our sales and gross margin in the third quarter and first nine months of 2012.

Domestic sales were 36% lower in the third quarter 2012 than the third quarter 2011 and 24% lower in the first nine months of 2012 than the first nine months of 2011. International sales increased 5% in the third quarter 2012 but declined 3% in the first nine months of 2012 from the respective periods in 2011. Sales to Asia improved in the third quarter 2012 over a weak third quarter 2011, partially due to the acquisition of EIS, and were essentially unchanged in the first nine months of 2012 from the first nine months of 2011. European sales were down 10% over the first nine months of 2012 from the comparable period of 2011.

Gross margin was $52.4 million, or 18% of sales, in the third quarter 2012 compared to $57.4 million, or 15% of sales, in the third quarter 2011. Gross margin was $154.8 million in the first nine months of 2012, a decline of $21.0 million from the gross margin of $175.8 million in the first nine months of 2011. Gross margin was 16% of sales in the first nine months of 2012 and 15% of sales in the first nine months of 2011.

The major cause for the reduced gross margin on a dollar basis in both the third quarter and first nine months of 2012 was the lower sales volume. The resulting lower production volumes led to inefficiencies and other costs charged to cost of sales in portions of our business throughout the first nine months of 2012. The change in product mix was unfavorable in both the third quarter and first nine months of 2012 from the comparable periods in 2011, partially due to the lower sales to the consumer electronics market.

Price increases in parts of our business offset a portion of the negative impact the above items had on gross margin. In addition, manufacturing process improvements for various precious metal products provided a margin benefit in the third quarter and first nine months of 2012 while yields and rework levels on certain nickel-containing products improved throughout the first nine months of 2012. Manufacturing overhead costs from the existing operations (excluding the impact of the EIS and AMC acquisitions) were lower in the third quarter and first nine months of 2012 compared to the same periods in 2011.

Start-up activities and the associated costs for the new beryllium facility in Elmore, Ohio continued during the first three quarters of 2012. The facility produced a limited quantity of beryllium metal in the third quarter 2012 and a higher level of output is expected in the fourth quarter 2012. The net start-up costs, including the cost of higher-priced purchased material, were $0.2 million lower in the third quarter and $0.1 million lower in the first nine months of 2012 than the associated start-up costs in the comparable periods of 2011.

Selling, general and administrative (SG&A) expenses were $32.8 million in the third quarter 2012 compared to $32.3 million in the third quarter 2011. SG&A expenses in the first nine months of 2012 were $98.9 million, a 1% increase from the expense total of $98.0 million in the first nine months of 2011. SG&A expenses were 10% of sales in the first nine months of 2012 and 8% of sales in the first nine months of 2011.

Legal, administrative and marketing costs associated with changing the company’s name to Materion Corporation totaled $0.7 million in the third quarter 2011 and $3.4 million in the first nine months of 2011. This program was largely completed during 2011 and the associated expenses in the third quarter and first nine months of 2012 were immaterial.

Incentive compensation expense under cash-based plans was $1.3 million lower in the third quarter 2012 than the third quarter 2011 and $4.8 million lower in the first nine months of 2012 than the first nine months of 2011 due to differences in the levels of projected profitability relative to the plan targets.

Stock-based compensation expense was $0.1 million higher in the third quarter 2012 than the third quarter 2011 and $0.8 million higher in the first nine months of 2012 than the first nine months of 2011.

SG&A expenses as a result of the two recent acquisitions totaled $1.7 million in the third quarter and $4.6 million in the first nine months of 2012.

The expense for the domestic defined benefit pension plan was $0.4 million higher in the third quarter 2012 than the third quarter 2011 and $1.3 million higher in the first nine months of 2012 than the first nine months of 2011. The increased cost was primarily caused by changes in the discount rate and expected rate of return on plan asset assumptions. The impact of this cost increase was recorded primarily in SG&A expense and cost of sales, with a minor amount recorded in research and development (R&D) expense.

Other corporate costs also increased in the third quarter and first nine months of 2012 over the comparable periods in 2011. A portion of the higher costs was due to various initiatives, including a new centralized procurement function, that are designed to produce long-term savings and improve profitability across the organization. Other costs, including human resources, business development and communications, have increased in order to support a larger and more diverse organization.

R&D expenses were $3.0 million in the third quarter 2012 compared to $2.8 million in the third quarter 2011. R&D expenses of $9.3 million in the first nine months of 2012 were $1.4 million higher than the expense of $7.9 million in the first nine months of 2011. R&D expenses were 1% of sales in the first nine months of 2012 and less than 1% of sales in the first nine months of 2011. Expenses incurred by EIS accounted for the majority of the increased R&D expense in both the third quarter and first nine months of 2012. The higher expense in the first nine months of the year was also due to additional costs to support precision optic product growth opportunities.

Other-net expense was $3.1 million in the third quarter 2012 compared to $5.0 million in the third quarter 2011. For the first nine months of 2012, other-net expense totaled $10.8 million, a decrease of $3.0 million from the net expense of $13.8 million in the first nine months of 2011. See Note G to the Consolidated Financial Statements for the details of the major components of other-net expense.

Exchange and translation gains and losses are a function of the movement in the value of the U.S. dollar versus certain other currencies and in relation to the strike prices in currency hedge contracts. The differences in exchange and translation gains and losses accounted for the majority of the change in other-net expense between the third quarter and first nine months of 2012 and the comparable periods in 2011.

The amortization of intangible assets of $1.4 million in the third quarter 2012 and $4.3 million in the first nine months of 2012 was slightly lower than the respective periods in the prior year due to various assets becoming fully amortized.

The metal consignment fees of $2.1 million in the third quarter 2012 and $7.0 million in the first nine months of 2012 were slightly lower than the comparable periods in 2011 partially due to differences in the average consignment fee rates.

Other-net also includes bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other miscellaneous items.

Operating profit was $13.4 million in the third quarter 2012 versus $17.2 million in the third quarter 2011. The reduced level of profitability was primarily due to the decline in gross margin as a result of the lower sales volume and other factors. Operating profit was $35.7 million in the first nine months of 2012, a decline of $20.4 million from the operating profit of $56.1 million in the first nine months of 2011.

Interest expense—net was $0.8 million in both the third quarter 2012 and 2011. For the first nine months of 2012, interest expense–net was $2.3 million, an increase of $0.3 million over the expense in the first nine months of 2011 of $2.0 million. Average debt levels were higher in the third quarter and first nine months of 2012 than the comparable periods of 2011. The effective borrowing rate was approximately the same in the third quarter 2012 as it was in the third quarter 2011, but it was higher over the first nine months of 2012 than the first nine months of 2011.

Income before income taxes and income tax expense for the third quarter and first nine months of 2012 and 2011 were as follows:

	Third Quarter Ended		Nine Months Ended
(Dollars in millions)	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Income before income taxes	$12.6	$16.4	$33.4	$54.1
Income tax expense	4.5	2.9	11.2	14.9
Effective tax rate	35.7%	17.4%	33.7%	27.5%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and deductions, state and local taxes and other items were major factors for the difference between the effective and statutory rates in the third quarter and first nine months of 2012 and 2011. In addition, discrete items, including the final adjustments to the 2011 tax returns and adjustments to the tax reserves due to the lapse of the statute of limitations, reduced the tax expense by $0.5 million in the third quarter 2012. The tax expense in the third quarter and first nine months of 2011 included a net favorable discrete item of $2.2 million due to a combination of a reduction to the tax reserves as a result of the lapse of the statute of limitations, adjustments to the 2010 tax returns that were finalized in the third quarter 2011 and other items.

The effective tax rate, prior to the impact of discrete items, was higher in the third quarter 2012 than the first half of 2012 largely due to an increase in projected foreign losses that cannot be currently utilized. The impact of the higher tax rate increased tax expense and reduced net income by $1.0 million, or $0.05 per share, diluted in the third quarter 2012.

Net income was $8.1 million (or $0.39 per share, diluted) in the third quarter 2012 compared to $13.5 million (or $0.65 per share, diluted) in the third quarter 2011. For the first nine months of 2012, net income was $22.2 million (or $1.07 per share, diluted) versus net income of $39.2 million (or $1.89 per share, diluted) for the first nine months of 2011.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The results for Materion Services Inc., a wholly owned subsidiary that provides administrative and financial services on a cost-plus basis to other units within the organization, and other corporate costs are included in the All Other column of our segment reporting.

The operating loss within All Other was $0.8 million lower in the third quarter 2012 than the third quarter 2011 and $3.2 million lower in the first nine months of 2012 than the first nine months of 2011. The reduced loss in the third quarter and first nine months of 2012 was due to the company name change costs incurred in 2011, lower incentive compensation in 2012 as a result of our performance and increased charges out to the units, partially offset by increases in various corporate costs and other factors.

Advanced Material Technologies

	Third Quarter Ended		Nine Months Ended
(Millions)	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Sales	$190.5	$274.6	$654.2	$818.6
Operating profit	9.2	11.2	22.0	32.6

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

Sales from Advanced Material Technologies of $190.5 million in the third quarter 2012 were 31% lower than sales of $274.6 million in the third quarter 2011, while sales of $654.2 million in the first nine months of 2012 were 20% lower than sales of $818.6 million in the first nine months of 2011.

Advanced Material Technologies adjusts its selling prices daily to reflect the current cost of the precious and certain other metals that are sold. The cost of the metal is generally a pass-through to the customer and a margin is generated on the fabrication efforts irrespective of the type or cost of the metal used in a given application. Therefore, the cost and mix of metals sold will affect sales but not necessarily the margins generated by those sales. The prices of gold, silver, platinum, palladium and ruthenium were lower on average in the third quarter 2012 than the third quarter 2011 and resulted in an estimated $5.4 million reduction in sales between periods. Metal prices on average were higher in the first nine months of 2012 than the first nine months of 2011 (due to higher prices during the first quarter 2012) and resulted in an estimated $3.1 million increase in sales between periods.

Sales of precious metal products, including targets, slugs, wire and lids, for semiconductor, wireless and other microelectronic applications within the consumer electronics market (the segment’s largest market) declined in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to softer demand, competitive pressures on pricing, and changes in the product mix. The previous discussed changes in the level customer-supplied metal also impacted the reported sales from this segment.

A portion of the soft demand from the consumer electronics market was due to the slower than anticipated growth in end-use consumer demand for LED products driven by the high price to the final customer. As a result, manufacturers of LED products are developing lower-performing applications in order to reduce their production costs, which in turn allows them to lower their selling prices. This change has an adverse impact on our sales as the lower-performing LED products use less of our materials.

Sales of optics from EIS, which was acquired subsequent to the third quarter 2011, offset a portion of the decline in consumer electronics sales in the third quarter and first nine months of 2012.

Refine revenue was lower in the third quarter and first nine months of 2012 than the comparable periods in 2011 in part due to fewer ounces in the supply chain to be refined. We are expanding our shield kit cleaning capabilities and capacity in order to provide additional services for our customers and capture additional market share.

Sales of large area coatings, primarily precision coated polymer films, improved approximately 38% in the third quarter 2012 over the third quarter 2011 and 51% in the first nine months 2012 over the first nine months of 2011 after adjusting for differences in metal prices. These products are primarily sold into the medical market for blood glucose test strip applications. Sales to a key customer in the first quarter 2011 were adversely affected by lower manufacturing yields and the inability to hold tolerances. Process improvements were subsequently made throughout 2011 and into 2012 and shipment levels have grown accordingly. Sales to other customers also improved throughout the first nine months of 2012 due to market share gains.

Advanced chemical sales declined approximately 43% in the third quarter 2012 from the third quarter 2011 and 20% in the first nine months of 2012 from the first nine months of 2011. The decline in sales in the third quarter and first nine months of the year was primarily due to sales for architectural glass applications in the energy market. After growing in the second quarter 2012 over the second quarter 2011, sales for these applications in the third quarter 2012 were less than half of the third quarter 2011 sales level.

Sales of precision optics to the defense and science market declined in the third quarter and first nine months of 2012 from the respective periods in 2011 as government budget revisions and spending cutbacks have resulted in order delays and program reductions. Sales of precious metal products to the defense and science market were also lower in the first nine months of 2012 than the first nine months of 2011. Precision optics sales to the automotive electronics market, primarily for infrared camera applications, declined in the third quarter 2012 from the third quarter 2011 due to a key customer’s excess inventory position.

Sales of microelectronic packages, one of this segment’s smaller product lines, declined approximately 20% in the third quarter and 35% in the first nine months of 2012 from the comparable periods in 2011. These products are primarily sold into the telecommunications infrastructure market. The equipment for manufacturing these products will be relocated to our Singapore facility in order to improve customer service levels.

Over half of the decline in sales from Advanced Material Technologies in the third quarter and first nine months of 2012 from the respective periods in 2011 was due to lower shipments from the Albuquerque, New Mexico facility. In addition to the lower sales for architectural glass applications previously noted, a portion of this reduction was in silver investment bars, jewelry and other miscellaneous applications that have a high metal content and very little to no margin. We are in the process of rationalizing these product lines in order to improve overall efficiencies and margins.

The order entry rate for Advanced Material Technologies weakened in the third quarter 2012 from the prior two quarters of 2012. For the first nine months of 2012, the order entry rate was approximately 2% higher than sales.

Advanced Material Technologies generated a gross margin of $30.1 million, or 16% of sales, in the third quarter 2012 compared to a gross margin of $30.8 million, or 11% of sales, in the third quarter 2011. The gross margin of $85.9 million in the first nine months of 2012 was $5.4 million lower than the gross margin of $91.3 million in the first nine months of 2011. The gross margin was 13% of sales in the first nine months of 2012 and 11% of sales in the first nine months of 2011.

The lower sales volume was the major cause for the reduction in gross margin dollars in the third quarter and first nine months of 2012 from the respective periods in 2011. The change in product mix was also unfavorable in both the third quarter and first nine months of 2012. Process improvements were made in the manufacturing and refining of various precious metal products, which provided a margin benefit in the third quarter and first nine months of 2012 and offset a portion of the negative impact of the above items. In addition, manufacturing overhead costs, excluding the impact of EIS, were lower in the third quarter and first nine months of 2012 than the respective periods of 2011.

The gross margin as a percent of sales was higher in the third quarter and first nine months of 2012 than the comparable periods of 2011 partially as a result of the increase in customer supplied precious metal that reduced the sales value but not the gross margin in the current year.

SG&A, R&D and other-net expenses were $20.9 million, or 11% of sales, in the third quarter 2012 and $19.7 million, or 7% of sales, in the third quarter 2011. For the first nine months of 2012, these expenses totaled $63.9 million, or 10% of sales, an increase of $5.1 million over the expenses of $58.8 million, or 7% of sales, in the first nine months of 2011.

The largest cause of the difference in expense levels between periods was the expenses incurred by EIS totaling $1.7 million in the third quarter 2012 and $5.2 million in the first nine months of 2012.

The metal consignment fee, a large component of this segment’s cost structure, was $0.4 million lower in the third quarter 2012 and $0.6 million lower in the first nine months of 2012 than the respective periods of 2011 due to differences in the value of metal on hand and the effective rates.

R&D expenses incurred at domestic operations, which were higher throughout the first half of 2012 than the first half of 2011 primarily in support of precision optic products, were unchanged in the third quarter 2012 from the third quarter 2011.

Corporate charges were higher in the third quarter and first nine months of 2012 than the respective periods in 2011 while incentive compensation expense was lower in both the third quarter and first nine months of 2012 than the comparable periods in 2011 due to the lower profitability in 2012. Higher severance costs, including costs associated with the relocation of the microelectronics packaging operations, contributed to the increase in expenses in the first nine months of 2012.

Advanced Material Technologies generated an operating profit of $9.2 million in the third quarter 2012 compared to $11.2 million in the third quarter 2011. Operating profit was $22.0 million in the first nine months of 2012, a decline of $10.6 million from the operating profit of $32.6 million in the first nine months of 2011. Operating profit was 3% of sales in the first nine months of 2012 and 4% of sales in the first nine months of 2011.

Performance Alloys

	Third Quarter Ended		Nine Months Ended
(Millions)	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Sales	$68.7	$81.7	$216.4	$262.8
Operating profit	5.4	5.9	18.3	24.1

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

Sales by Performance Alloys of $68.7 million in the third quarter 2012 were 16% lower than sales of $81.7 million in the third quarter 2011. Sales of $216.4 million in the first nine months of 2012 were 18% lower than sales of $262.8 million in the first nine months of 2011.

The majority of Performance Alloys’ sales decline in the third quarter and first nine months of 2012 was in strip products. Bulk product sales were slightly higher in the third quarter 2012 than the third quarter 2011 and relatively unchanged in the first nine months of 2012 from the first nine months of 2011.

Sales into the consumer electronics market, the largest market for strip products, were approximately 16% lower in the third quarter 2012 than the third quarter 2011. Sales to this market were approximately 29% lower in the first nine months of 2012 than the first nine months of 2011 as consumer electronics sales in the first half of that year were quite strong. Performance Alloys’ materials are used in the early stages of the manufacture of consumer electronics products and our sales to the intermediaries typically are made well in advance of the sale of the ultimate finished product to the consumer.

Strip sales into the automotive electronics market weakened in 2012, having declined 10% in the third quarter and 7% in the first nine months of the year from the respective periods in 2011. Sales to the appliance market were also soft once again in the third quarter 2012 and sales to this market for the first nine months of 2012 were approximately half the level from the first nine months of 2011, due in large part to the economic conditions in Europe.

Sales to the industrial component and commercial aerospace market, the largest market for bulk products, grew approximately 13% in the third quarter and first nine months of 2012 over the comparable periods in 2011. Demand for non-beryllium-containing alloy bulk products for heavy equipment and other applications continued to be solid as was demand for traditional alloys for aerospace applications.

Sales to the energy market, primarily bulk products for oil and gas applications, softened in the third quarter 2012 from a fairly strong level over the prior six quarters due to a decline in the oil and gas rig count.

Alloy sales to other markets, including telecommunications infrastructure and defense and science, also were lower throughout the first three quarters of 2012 in part due to weaker economic conditions in those markets.

Strip product pounds shipped were 11% lower in the third quarter 2012 than the third quarter 2011 and 24% lower in the first nine months of 2012 than the first nine months of 2011. Shipments of the higher beryllium-containing strip products grew in the third quarter 2012 after declining in the first half of 2012.

Shipments of bulk products grew 6% in the third quarter 2012 and were essentially unchanged in the first nine months of 2012 from the first nine months of 2011 as growth in shipments of non-beryllium-containing bulk products was offset by lower shipment volumes of traditional beryllium-containing alloys.

Copper prices were lower in the third quarter and first nine months of 2012 than the respective periods of 2011. The pass-through impact of the lower copper prices accounted for an estimated $3.1 million reduction in sales in the third quarter 2012 compared to the third quarter 2011 and $7.6 million reduction in sales in the first nine months of 2012 from the first nine months of 2011.

Beryllium hydroxide sales totaled $5.0 million in the first nine months of 2012, all of which occurred in the first quarter of the year. In 2011, sales of beryllium hydroxide were $4.3 million in the third quarter and $8.8 million in the first nine months of the year. We anticipate having sales of beryllium hydroxide in the fourth quarter 2012.

The order entry rate for Performance Alloys was higher than sales in the third quarter 2012, but below the order entry rate in the first two quarters of 2012, partially due to summer slowdowns in portions of the European market. The order entry rate in the third quarter was also 15% higher than the third quarter 2011.

The gross margin on sales by Performance Alloys was $16.0 million (23% of sales) in the third quarter 2012 and $18.1 million (22% of sales) in the third quarter 2011. In the first nine months of 2012, gross margin was $50.9 million, a decline of $8.8 million from the gross margin of $59.7 million in the first nine months of 2011. Gross margin was 24% of sales in the first nine months of 2012 and 23% of sales in the first nine months of 2011.

The lower sales volume, primarily strip products and beryllium hydroxide, reduced margins by an estimated $3.0 million in the third quarter 2012 as compared to the third quarter 2011 and $15.1 million in the first nine months of 2012 from the first nine months of 2011. The change in product mix effect was unfavorable for the first nine months of 2012, largely due to the lower sales of the higher beryllium-containing alloy strip products.

The margin impact of the above items was partially offset by manufacturing improvements associated with nickel-containing products as higher yields and lower rework levels have resulted in reduced operating costs over the first three quarters of 2012. Price improvements also provided a margin benefit in the third quarter and first nine months of 2012. Manufacturing overhead costs at the Elmore facility, including depreciation, rent, utilities and outside services, were 10% lower in the first nine months of 2012 than the first nine months of 2011.

Total SG&A, R&D and other-net expenses for this segment were $10.6 million (15% of sales) in the third quarter 2012 and $12.2 million (15% of sales) in the third quarter 2011. For the first nine months of 2012, these expenses totaled $32.6 million (15% of sales) compared to $35.5 million (14% of sales) in the first nine months of 2011.

Differences in foreign currency exchange gains and losses accounted for the majority of the decline in the expense levels in the third quarter and first nine months of 2012 from the respective periods in 2011. Incentive compensation expense was also lower in the third quarter and first nine months of 2012 than the same periods in 2011 due to differences in the level of profitability. Various sales-related expenses, including commissions, engineering samples and travel, were lower in the first nine months of 2012 compared to the first nine months of 2011. An increase in corporate charges offset a portion of these lower expenses in the third quarter and first nine months of 2012.

Operating profit from Performance Alloys was $5.4 million in the third quarter 2012 compared to $5.9 million in the third quarter 2011. Operating profit of $18.3 million in the first nine months of 2012 was a $5.8 million decrease from the operating profit of $24.1 million generated in the first nine months of 2011. Operating profit was 8% of sales in the first nine months of 2012 and 9% of sales in the first nine months of 2011.

Beryllium and Composites

(Millions)	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Sales	$14.4	$15.3	$43.1	$47.0
Operating (loss) profit	(0.5)	0.4	(3.8)	1.6

Beryllium and Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. This segment also manufactures beryllia ceramic products. The acquisition of AMC provides a complementary family of non-beryllium-based alloys and composites. Defense and science is the largest market for Beryllium and Composites, while other markets served include industrial components and commercial aerospace, medical, energy and telecommunications infrastructure. Products are also sold for acoustics, optical scanning and performance automotive applications. Manufacturing facilities for Beryllium and Composites are located in Ohio, California, Arizona and England.

Sales by Beryllium and Composites of $14.4 million in the third quarter 2012 were 6% lower than sales of $15.3 million in the third quarter 2011, while sales of $43.1 million in the first nine months of 2012 were 8% lower than sales of $47.0 million in the first nine months of 2011.

Defense and science sales declined 9% in the third quarter 2012 from the third quarter 2011 but improved 29% over the second quarter 2012. The improvement over the second quarter was partially due to the shipment of an order for a nuclear fusion test reactor (ITER) under construction in Europe. Defense and science sales in the first nine months of 2012 were approximately 11% lower than the first nine months of 2011. While government spending budgets face increasing pressure, based on order patterns and other market data, we expect shipments in the fourth quarter 2012 to this market to increase over the third quarter 2012. Sales to the industrial components market were slightly higher in the third quarter 2012 than the third quarter 2011 as the continuing softness in the semiconductor capital equipment and industrial x-ray applications was more than offset by the additional sales from AMC. Shipments from the California facility in the third quarter 2012 to the medical market, primarily for x-ray applications, were the highest of the year and were approximately 40% higher than a weak third quarter 2011.

Ceramic sales were approximately 20% lower in the third quarter 2012 than the third quarter 2011 and 21% lower in the first nine months of 2012 than the first nine months of 2011. Sales to the telecommunications infrastructure market, the largest market for ceramic products, were down 16% in the first nine months of 2012, while sales to the medical market, largely ion laser tubes, were down 39%.

The order entry level in the third quarter 2012 exceeded sales by 24% and was the highest quarterly level in over two years.

The gross margin on Beryllium and Composites’ sales was $3.4 million (23% of sales) in the third quarter 2012 compared to $3.6 million (23% of sales) in the third quarter 2011. In the first nine months of 2012, the gross margin was $7.3 million, a decrease of $3.8 million from the gross margin of $11.1 million generated in the first nine months of 2011. Gross margin was 17% of sales in the first nine months of 2012 and 24% of sales in the first nine months of 2011.

The primary causes for the lower gross margin in the third quarter and first nine months of 2012 as compared to the same periods of 2011 were the lower sales volume and the associated lower production volumes that led to increased inefficiencies and additional costs charged to cost of sales. The change in product mix was favorable in the first nine months of 2012 compared to the first nine months of 2011. The acquisition of AMC provided a small margin benefit during the third quarter and first nine months of 2012.

The start-up activities associated with the new beryllium facility in Elmore continued during the first nine months of 2012. The facility has produced quantities of beryllium metal that is qualified for finished products. The facility has not operated at full manufacturing production levels as of yet, but we anticipate that production will be significantly higher in the fourth quarter 2012. We plan to be operating the new beryllium facility at required output levels in the first quarter 2013. Additional costs were incurred during 2011 and the first nine months of 2012 to address various performance and installation characteristics in order to help achieve the designed level of output. Higher-priced material was also purchased as the output of the plant was not sufficient to meet production requirements during the first nine months of 2012. These additional costs were approximately $0.2 million lower in the third quarter 2012 and $0.1 million lower in the first nine months of 2012 than the associated start-up costs incurred in the comparable periods of 2011.

SG&A, R&D and other-net expenses for Beryllium and Composites totaled $3.9 million in the third quarter 2012 and $3.2 million in the third quarter 2011. In the first nine months of 2012, these expenses totaled $11.1 million, or 26% of sales, compared to $9.6 million, or 20% of sales, in the first nine months of 2011.

The majority of the higher expense in the third quarter 2012 over the third quarter 2011 was due to the expenses incurred by AMC subsequent to its acquisition. R&D expenses were slightly lower in the third quarter 2012 than the third quarter 2011, but were higher over the first nine months of 2012 than the first nine months of 2011 due to increased activity. Various selling-related expenses, including engineering samples, were higher in the first nine months of 2012 than the first nine months of 2011. Corporate charges increased in the third quarter 2012 and the first nine months of 2012 over the respective periods in 2011 as did various other administrative expenses.

Beryllium and Composites generated an operating loss of $0.5 million in the third quarter 2012 and $3.8 million in the first nine months of 2012. In 2011, the operating profit from Beryllium and Composites was $0.4 million in the third quarter and $1.6 million in the first nine months of the year. Operating profit was 3% of sales in the first nine months of 2011.

Technical Materials

	Third Quarter Ended		Nine Months Ended
(Millions)	Sept. 28, 2012	Sept. 30, 2011	Sept. 28, 2012	Sept. 30, 2011
Sales	$17.0	$21.0	$55.5	$63.6
Operating profit	1.1	2.4	5.0	6.9

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

Sales from Technical Materials of $17.0 million in the third quarter 2012 were 19% lower than sales of $21.0 million in the third quarter 2011. Sales in the first nine months of 2012 were $55.5 million, a 13% decline from sales of $63.6 million in the first nine months of 2011.

Sales to the consumer electronics market, after strengthening in the first quarter 2012 over the first quarter 2011, declined in the second and third quarters of 2012. Sales to this market in the third quarter 2012 were approximately 37% lower than in the third quarter 2011, while sales over the first nine months of 2012 were 13% lower than the first nine months of 2011. A portion of this decline is due to lower shipments of disk drive arm materials. Sales to the automotive market were down slightly in the third quarter 2012 from the third quarter 2011 and were down 11% in the first nine months of 2012 from the first nine months of 2011. Sales to the energy market were also softer in the first nine months of 2012 than the first nine months of 2011.

The order entry pattern was inconsistent throughout the third quarter 2012 but total order entry was approximately 4% higher than sales in the period.

Technical Materials generated a gross margin of $3.3 million, or 19% of sales, in the third quarter 2012 compared to a gross margin of $4.6 million, or 22% of sales, in the third quarter 2011. Gross margin of $11.8 million in the first nine months of 2012 was $2.1 million lower than the gross margin of $13.9 million in the first nine months of 2011. Gross margin was 21% of sales in the first nine months of 2012 and 22% of sales in the first nine months of 2011.

The decline in gross margin dollars in the third quarter and first nine months of 2012 from the comparable periods in 2011 was primarily due to the lower sales volume. The negative volume impact was partially offset by the margin benefit from improved yields on aluminum-containing products in the first nine months of 2012. Manufacturing overhead costs were relatively unchanged in the third quarter and first nine months of 2012 from the respective periods in 2011.

SG&A, R&D and other-net expenses were $2.1 million in the third quarter 2012 and $2.2 million in the third quarter 2011. For the first nine months of the year, these expenses totaled $6.8 million (12% of sales) in 2012 and $7.0 million (11% of sales) in 2011. Sales commissions and metal consignment fees were lower in the first nine months of 2012 than the comparable period in 2011 due to the lower volumes.

Operating profit from Technical Materials was $1.1 million in the third quarter 2012 and $2.4 million in the third quarter 2011. Operating profit of $5.0 million in the first nine months of 2012 was $1.9 million lower than the operating profit of $6.9 million in the first nine months of 2011. Operating profit was 9% of sales in the first nine months of 2012 compared to 11% in the first nine months of 2011.

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

FINANCIAL POSITION

Net cash used in operating activities was $7.4 million in the first nine months of 2012 as net income and the effects of depreciation were more than offset by the net change in working capital items, including increases in accounts receivable and inventory and a decrease in accounts payable and other liabilities and accrued items. In the third quarter 2012, cash provided from operations totaled $1.7 million as the majority of the net growth in working capital occurred during the first half of 2012.

Cash balances were $10.9 million as of the end of the third quarter 2012, a decrease of $1.4 million from the balance of $12.3 million at year-end 2011.

Accounts receivable totaled $138.9 million at the end of the third quarter 2012, an increase of $21.1 million, or 18%, from the balance of $117.8 million at year-end 2011.

The growth in receivables was due to a slower collection period, as the days sales outstanding (DSO) increased to approximately 43 days as of the end of the third quarter 2012. The impact of the slower collection period on the receivable balance was partially offset by the lower sales volume.

We continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. Our bad debt experience remained low as the bad debt expense in the first nine months of 2012 was approximately $0.2 million.

Other receivables were $0.2 million at the end of the third quarter 2012 compared to $4.6 million at the end of 2011. The year-end 2011 balance primarily represented amounts outstanding for reimbursement of equipment purchased under a government contract. These payments were collected and there were no outstanding billings as of the end of the third quarter 2012. The balances at the end of both periods included minor amounts due for other non-trade items.

Inventories of $211.4 million as of the end of the third quarter 2012 were $24.2 million, or 13%, higher than the inventory balance of $187.2 million as of the end of 2011. Inventory turns, a measure of how quickly inventory is utilized, slowed down during the third quarter 2012 from the fourth quarter 2011.

Performance Alloys, which held approximately 60% of the total inventory, accounted for the majority of the growth in inventory. A portion of the growth was due to level loading of production schedules in order to improve efficiencies and to maintain the proper buffer inventories. In addition, beryllium hydroxide inventories at our Utah facility increased $6.4 million in the first nine months of 2012. Due to the nature of the operation, the mining and the extraction of the ore is based upon long-term schedules and plans and not necessarily on changes in sales in the short term.

Inventories within the other three reportable segments changed by minor amounts. The acquisition of AMC also had a minor impact on the growth in inventory.

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

Capital expenditures for the first nine months of 2012 and 2011 are summarized as follows:

	First Nine Months
(Millions)	2012	2011
Capital expenditures	$25.3	$18.7
Mine development	5.0	0.3

Subtotal	30.3	19.0
Reimbursement for spending under government contract	1.0	2.9

Net spending	$29.3	$16.1

We have a Title III contract with the U.S. Department of Defense (DoD) for the design and development of a new facility for the production of primary beryllium. The equipment has been installed and placed in service. Additional capital and expense dollars will be spent in future periods in order to improve efficiencies and to operate at the designed and necessary levels of production. The total cost of this multi-year project is estimated to be $100.0 million, with the DoD providing approximately 73% of the funding. The final cost of the project and the DoD’s share will be determined based upon the satisfactory completion of the final construction items, resolution of any start-up issues and other factors. Capital spending on this project totaled $4.7 million in the first nine months of 2012 and is included in the $25.3 million figure in the above table, while spending in the first nine months of 2011 totaled $2.9 million.

Major capital expenditure projects in the first nine months of 2012 included a new shield kit cleaning operation in New Mexico, an upgrade to the casting equipment and extrusion press at the Elmore facility, new R&D equipment in Elmore, a new electron beam welding line and the upgrade and conversion of a plating line at the Rhode Island facility, a new manufacturing work cell approach for precision optics at the Westford, Massachusetts facility and various information technology projects. Capital spending by Advanced Material Technologies totaled $9.1 million in the first nine months of 2012, while Performance Alloys’ spending totaled $10.9 million (which included the $5.0 million of mine development).

In addition to the capital expenditures in the above table, in the first quarter 2012, we acquired all of the outstanding shares of AMC for $3.3 million, net of $1.5 million in cash that AMC had on its balance sheet as of the acquisition date. AMC’s products are complementary to our powder metal-derived beryllium metal-based product lines. AMC is managed through the Beryllium and Composites segment. The valuation of the assets acquired with AMC, including any goodwill or other intangibles, was not complete as of the end of the third quarter. The goodwill was assigned a preliminary value of $1.8 million.

In the first quarter 2012, we made an additional payment of $0.6 million to the sellers of EIS as a result of the final working capital valuation in accordance with the terms of the purchase agreement.

Intangible assets were $30.1 million as of the end of the third quarter 2012 and $34.6 million at year-end 2011. The $4.5 million reduction was due to current period amortization partially offset by the preliminarily valued intangible assets acquired with AMC.

Other liabilities and accrued items were $55.6 million at the end of the third quarter 2012, a decrease of $0.7 million from the $56.3 million balance at year-end 2011. Accrued wages were lower as of the end of the third quarter 2012 largely due to the payment of the 2011 annual incentive compensation to employees during the first quarter 2012. The balance at the end of the third quarter 2012 included $4.5 million as the short-term portion of unearned income. See “Unearned Income” below. The balances of various liabilities, including utilities, fringe benefits and the fair value of derivative financial instruments, also changed due to business levels or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not shipped, was $1.7 million as of the end of the third quarter 2012 versus $3.0 million as of year-end 2011. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $16.8 million as of September 28, 2012 compared to $16.5 million as of December 31, 2011 as minor increases in various items, including building leases, were partially offset by a reduction in the capital lease obligation.

Unearned income was $57.9 million at the end of the third quarter 2012 and $62.5 million as of year-end 2011. This balance represents reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program less amounts amortized to income. See “Critical Accounting Policies – Unearned Income” below.

The retirement and post-employment benefit balance was $98.4 million at the end of the third quarter 2012 compared to a balance of $105.1 million at December 31, 2011. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic defined benefit pension plan decreased a net $6.7 million as a result of the contributions to the plan of $10.1 million and a $3.9 million adjustment to other comprehensive income (OCI), a component of shareholders’ equity, offset in part by the expense in the first nine months of 2012 of $7.3 million.

The liability for the other retirement plans was unchanged on a net basis as payments made were generally offset by the expense recorded during the first nine months of 2012.

Debt totaled $122.5 million as of the end of the third quarter 2012, an increase of $41.1 million over the balance of $81.4 million as of the end of 2011. The increase in debt was mainly due to the growth in accounts receivable and inventory, the payment of the 2011 incentive compensation to employees, capital expenditures, the payment of quarterly dividends, the contributions to the domestic defined benefit plan and the acquisition of AMC. Short-term debt increased $16.5 million and long-term debt increased $24.6 million during the first nine months of 2012.

We were in compliance with all of our debt covenants as of the end of the third quarter 2012.

Shareholders’ equity of $430.1 million as of the end of the third quarter 2012 was $24.1 million higher than the balance of $406.0 million as of year-end 2011. Comprehensive income was $24.3 million in the first nine months of 2012. As a result of a change in accounting regulations, beginning in the first quarter 2012, comprehensive income is presented in a separate financial statement as opposed to being detailed in a footnote. Comprehensive income is net income plus items that are charged or credited directly to shareholders’ equity, including the cumulative translation adjustment, changes in the fair value of derivative financial instruments and adjustments to the pension and other retirement benefit obligations.

Our Board of Directors implemented a dividend program in the second quarter 2012. A dividend of $0.075 per share of common stock was paid in each of the second and third quarters of 2012. The cash paid totaled $3.1 million.

We repurchased approximately 6,000 shares of our common stock at a cost of $0.1 million in the aggregate in the third quarter 2012 under a program initially approved by our Board of Directors in the third quarter 2008.

Equity was also affected by stock-based compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Cash balances were $9.0 million as of the end of the third quarter 2011, a decrease of $7.1 million from year-end 2010.

Net cash used in operating activities was $11.7 million in the first nine months of 2011 as an increase in accounts receivable and inventory, contributions to the defined benefit pension plan and changes in other working capital items more than offset net income and the effects of depreciation. Accounts receivable increased $17.2 million, or 12%, during the first nine months of 2011 largely due to the higher sales volume. The inventory balance of $193.6 million was $39.1 million, or 25%, higher than the year-end 2010 balance primarily due to the growth in business volumes in the first half of 2011.

The retirement and post-employment benefit obligation of $68.0 million as of the end of the third quarter 2011 was $14.5 million lower than the balance as of December 31, 2010 due to contributions made to the domestic defined benefit plan of $18.7 million netted against the plan expense and adjustments to OCI.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $16.1 million in the first nine months of 2011. Spending included $1.5 million for the purchase of a building at the Elmore facility that was previously held under an operating lease.

Debt totaled $112.3 million as of the end of the third quarter 2011, an increase of $26.2 million from the total debt balance of $86.1 million at year-end 2010. The increase in debt and a portion of the available cash was used to fund the growth in working capital, the contributions to the domestic defined benefit pension plan and the repurchase of $3.8 million of stock in the first nine months of 2011. In the third quarter 2011, we negotiated a new five-year $325.0 million revolving credit agreement to replace the former $240.0 million revolving credit agreement that was scheduled to mature in the fourth quarter 2012. In addition to the higher borrowing capacity, various provisions relating to allowable unsecured debt, acquisitions and other items were revised in the new agreement to provide increased flexibility. During the second quarter 2011, we entered into a new $8.0 million agreement to fund capital expenditures in the state of Ohio. Available and unused borrowing capacity totaled $225.6 million at the end of the third quarter 2011.

We negotiated an increase to the available capacity under the existing off-balance sheet consignment arrangements during 2011. The available and unused capacity under the metal financing lines totaled approximately $111.5 million as of September 30, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. We also maintain a portion of our copper requirements on consignment. The balance outstanding under these off-balance sheet consignment arrangements was $301.0 million as of the end of the third quarter 2012 compared to $244.0 million outstanding as of year-end 2011.

We were in compliance with the covenants contained in our consignment agreements as of September 28, 2012.

While our borrowings under existing lines of credit increased during the first nine months of 2012, we did not enter into any new loan agreements during the period. For additional information on our contractual obligations, please see pages 45 and 46 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, dividends, strategic acquisitions and environmental remediation projects.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $161.0 million as of the end of the third quarter 2012. We also had an outstanding cash balance of $10.9 million as of the end of the third quarter 2012.

As a result of the increased debt level, the debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, increased to 22% as of the end of the third quarter 2012 from 17% as of year-end 2011. The debt-to-debt-plus-equity ratio was unchanged from each of the prior two quarters. The increased debt in the first nine months of 2012 was partially due to changes in working capital levels (including the annual payment of the 2011 incentive compensation to employees in the first quarter) and the acquisition of AMC.

The quarterly dividend program that was implemented in the second quarter 2012 resulted in a total cash outlay to shareholders of $3.1 million during the second and third quarters of 2012. Early in the fourth quarter 2012, our Board of Directors announced that a dividend of $0.75 per share will be paid later in the quarter. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of the shareholders.

We made contributions to the domestic defined benefit pension plan totaling $10.1 million in the first nine months of 2012. As of early in the fourth quarter, we anticipate contributing $1.7 million to this plan in the fourth quarter 2012. The plan is underfunded and contributions in future years will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates and other factors. Recently enacted legislation resulted in a reduction in mandatory contributions in the short term from the levels under the previous regulations, but we may elect to contribute funds in excess of the mandatory levels in a given year. As of early in the fourth quarter 2012, we anticipate contributing approximately $13.0 million to the defined benefit plan in 2013. We also anticipate funding those contributions with cash on hand, cash generated from operations or borrowings under existing lines of credit.

We had $56.5 million of available capacity under the precious metal consignment lines as of the end of the third quarter 2012. Should metal requirements increase in future periods because of higher volumes and/or higher prices, in addition to utilizing the available capacity under the consignment lines, we may use the available capacity under the existing credit lines to purchase metal and/or require customers to supply more of their own metal.

CRITICAL ACCOUNTING POLICIES

Unearned Income. We constructed a new beryllium facility at the Elmore plant site that was funded in large part by the DoD under a Title III program. The total cost of the property, plant and equipment acquired under this program was recorded as an asset while reimbursements from the DoD were recorded as unearned income on the Consolidated Balance Sheet. The unearned income liability will be reduced and credited to income ratably with the depreciation expense over the useful life of the equipment.

While we continued to invest to improve the performance of the facility, the equipment that was subject to government reimbursements has been installed and was placed in service effective in the third quarter 2012. Depreciation expense of $1.1 million was recorded on this equipment in the third quarter 2012 in accordance with Company policy. Accordingly, the unearned income liability was reduced and cost of sales on the Consolidated Income Statement was credited $1.1 million during the third quarter 2012. The credit from reducing the liability offset the impact of the depreciation expense on cost of sales and gross margin in the period.

Depreciation and amortization expense for the first nine months of 2012 on the Consolidated Statement of Cash Flows is shown net of the $1.1 million reduction in the unearned income account.

For additional information regarding critical accounting policies, please refer to pages 48 to 51 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

MARKET RISK DISCLOSURES

For information regarding market risks, please refer to pages 52 to 55 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our market risk exposures since the inclusion of this discussion in our Annual Report on Form 10-K.

OUTLOOK

Our profitability increased in the third quarter 2012 over the second quarter 2012 on lower sales due to lower costs and other improvements. The overall order entry, while higher than sales in the third quarter and first nine months of 2012, has remained somewhat sluggish. The demand levels for several of our key markets appear solid, including medical applications for Advanced Material Technologies’ products and various applications for Performance Alloys’ bulk and strip products, including industrial components. However, government budget revisions have adversely affected our defense and science sales, while sales for LED and solar energy applications have not developed as previously anticipated due to the current market conditions, including the downstream manufacturers’ high production costs. Consumer electronics sales also have not shown significant improvement and, given that we are the front-end material supplier to these applications, the current general economic uncertainties make projecting improvements in consumer-driven markets difficult.

We made additional progress on the start-up of the new beryllium facility in the third quarter as efficiencies improved and the material produced was qualified for finished products. We anticipate that the facility’s output and cost structure will continue to improve during the fourth quarter 2012 and that the facility will meet production requirements in 2013.

Integration of the two latest acquisitions – AMC and EIS – will continue in the fourth quarter 2012. These operations, while relatively small, provide long-term niche growth opportunities.

As of early in the fourth quarter 2012, we anticipate that earnings in the fourth quarter 2012 will be similar to the third quarter of 2012.

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

•	Changes in product mix and the financial condition of customers;

•	Actual sales, operating rates and margins for 2012 and beyond;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses, including EIS Optics Limited and Aerospace Metal Composites Limited;

•	Our success in moving the microelectronics packaging operations to Singapore;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

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

We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2012 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to a number of lawsuits and claims arising out of the operation of our business. We believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 28, 2012, we repurchased 6,300 shares under our stock buyback program at an average price of $18.93.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 30 through August 3, 2012	—	—	—	418,280
August 4 through August 31, 2012	6,300	$18.93	588,020	411,980
September 1 through September 28, 2012	—	—	—	411,980

Total	6,300	$18.93	588,020	411,980

(1)	On August 2, 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to 1,000,000 shares of our common stock. As of September 28, 2012; 411,980 shares may yet be purchased under the program.
Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The following presents the retrospective application of ASU 2011-05 for each of the three years ended December 31:

Consolidated Statements of Comprehensive Income

Materion Corporation and Subsidiaries

	Year Ended December 31,
(Thousands)	2011	2010	2009
Net income (loss)	$39,979	$46,427	$(12,355)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	958	1,665	(22)
Derivative and hedging activity, net of tax of $1,047, $581, and $446	1,946	(1,078)	825
Pension and post employment benefit adjustment, net of tax of ($12,292), ($3,120) and ($92)	(23,503)	(5,519)	314

Net change in accumulated other comprehensive income (loss)	(20,599)	(4,932)	1,117

Comprehensive income (loss)	$19,380	$41,495	$(11,238)

Item 6.	Exhibits

10.1

Amendment No. 7 to the Consignment Agreement, dated August 24, 2012, among Materion

Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) on August 31,2012), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending September 28, 2012.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: November 2, 2012
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and Chief Financial Officer

Exhibit Index

10.1

Amendment No. 7 to the Consignment Agreement, dated August 24, 2012, among Materion

Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15885) on August 31,2012), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending September 28, 2012.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.