Form 10-Q
period 2013-03-29
MATERION Corp
filed 2013-04-30
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013

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
As of April 23, 2013, there were 20,537,008 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended March 29, 2013 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	Mar. 29, 2013	Mar. 30, 2012
Net sales	$299,169	$353,630
Cost of sales	250,830	304,212
Gross margin	48,339	49,418
Selling, general and administrative expense	32,780	32,654
Research and development expense	3,557	3,092
Other—net	2,480	3,788
Operating profit	9,522	9,884
Interest expense—net	828	698
Income before income taxes	8,694	9,186
Income tax expense	1,909	3,068
Net income	$6,785	$6,118
Basic earnings per share:
Net income per share of common stock	$0.33	$0.30
Diluted earnings per share:
Net income per share of common stock	$0.33	$0.30
Cash dividends per share	$0.075	$—
Weighted-average number of shares of common stock outstanding:
Basic	20,481	20,370
Diluted	20,824	20,707

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Thousands)	2013	2012
Net income	$6,785	$6,118
Other comprehensive income:
Foreign currency translation adjustment	(2,754)	(754)
Derivative and hedging activity, net of tax	403	(182)
Pension and post employment benefit adjustment, net of tax	1,219	835
Net change in accumulated other comprehensive income	(1,132)	(101)
Comprehensive income	$5,653	$6,017

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Mar. 29,	Dec. 31,
(Thousands)	2013	2012
Assets
Current assets
Cash and cash equivalents	$20,242	$16,056
Accounts receivable	129,812	126,482
Other receivables	91	405
Inventories	201,328	206,125
Prepaid expenses	39,240	41,685
Deferred income taxes	8,280	10,236
Total current assets	398,993	400,989
Related-party notes receivable	51	51
Long-term deferred income taxes	20,482	19,946
Property, plant and equipment—cost	787,354	779,785
Less allowances for depreciation, depletion and amortization	(514,321)	(507,243)
Property, plant and equipment—net	273,033	272,542
Intangible assets	27,406	28,869
Other assets	3,682	3,767
Goodwill	88,753	88,753
Total assets	$812,400	$814,917
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$48,665	$49,432
Accounts payable	25,985	42,281
Other liabilities and accrued items	45,876	55,811
Unearned revenue	1,575	1,543
Income taxes	194	—
Total current liabilities	122,295	149,067
Other long-term liabilities	16,428	16,173
Retirement and post-employment benefits	125,514	125,978
Unearned income	60,011	61,184
Long-term income taxes	1,510	1,510
Deferred income taxes	804	1,130
Long-term debt	64,730	44,880
Shareholders’ equity	421,108	414,995
Total liabilities and shareholders’ equity	$812,400	$814,917
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Thousands)	2013	2012
Cash flows from operating activities:
Net income	$6,785	$6,118
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	8,572	11,951
Amortization of deferred financing costs in interest expense	162	157
Stock-based compensation expense	1,199	1,411
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(4,569)	(21,792)
Decrease (increase) in other receivables	314	2,473
Decrease (increase) in inventory	3,770	(1,381)
Decrease (increase) in prepaid and other current assets	2,390	(988)
Decrease (increase) in deferred income taxes	1,951	(1,295)
Increase (decrease) in accounts payable and accrued expenses	(26,153)	(19,527)
Increase (decrease) in unearned revenue	32	(784)
Increase (decrease) in interest and taxes payable	473	2,276
Increase (decrease) in long-term liabilities	(525)	(1,079)
Other-net	833	(512)
Net cash used in operating activities	(4,766)	(22,972)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(5,781)	(9,282)
Payments for mine development	(3,874)	(159)
Reimbursements for capital equipment under government contracts	—	563
Payments for purchase of business net of cash received	—	(3,955)
Other investments-net	8	1,742
Net cash used in investing activities	(9,647)	(11,091)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	(678)	17,160
Proceeds from issuance of long-term debt	20,097	20,105
Repayment of long-term debt	(247)	(247)
Principal payments under capital lease obligations	(164)	(191)
Payment of dividends	(1,544)	—
Issuance of common stock under stock option plans	576	128
Tax benefit from stock compensation realization	920	67
Net cash provided from financing activities	18,960	37,022
Effects of exchange rate changes	(361)	(68)
Net change in cash and cash equivalents	4,186	2,891
Cash and cash equivalents at beginning of period	16,056	12,255
Cash and cash equivalents at end of period	$20,242	$15,146

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 2013 and December 31, 2012 and the results of operations for the first quarter ended March 29, 2013 and March 30, 2012. All adjustments were of a normal and recurring nature.
Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	Mar. 29, 2013	Dec. 31, 2012
Principally average cost:
Raw materials and supplies	$38,689	$42,751
Work in process	200,979	203,179
Finished goods	51,113	51,094
Gross inventories	290,781	297,024
Excess of average cost over LIFO inventory value	89,453	90,899
Net inventories	$201,328	$206,125
Note C — Pensions and Other Post-employment Benefits
The following is a summary of the first quarter 2013 and 2012 net periodic benefit cost for the domestic pension plans (which include the defined benefit plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,
(Thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$2,356	$1,966	$76	$93
Interest cost	2,353	2,341	311	360
Expected return on plan assets	(2,996)	(2,926)	—	—
Amortization of prior service cost (benefit)	(86)	(118)	29	—
Amortization of net loss	1,933	1,402	—	—
Net periodic benefit cost	$3,560	$2,665	$416	$453

The Company made contributions to the domestic defined benefit pension plan of $1.7 million in the first quarter of 2013.
Note D — Contingencies
Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. One CBD case, which was filed in 2012, was outstanding as of the end of the first quarter 2013. No other cases were filed or dismissed during the first quarter 2013. A loss reserve of $0.1 million was recorded for this case as of the end of the first quarter 2013, unchanged from year-end 2012.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note D — Contingencies (Continued)

The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.3 million as of the end of the first quarter 2013, unchanged from year-end 2012. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.
Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
First Quarter 2013
Sales to external customers	$193,853	$74,522	$12,322	$18,472	$299,169	$—	$299,169
Intersegment sales	748	430	70	230	1,478	—	1,478
Operating profit (loss)	3,351	7,236	(1,296)	1,436	10,727	(1,205)	9,522
Assets	334,325	272,245	135,166	23,417	765,153	47,247	812,400
First Quarter 2012
Sales to external customers	$241,806	$75,228	$16,117	$20,400	$353,551	$79	$353,630
Intersegment sales	665	697	200	264	1,826	—	1,826
Operating profit (loss)	5,285	6,260	(1,291)	1,893	12,147	(2,263)	9,884
Assets	358,933	238,471	129,033	24,560	750,997	45,313	796,310
Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.2 million in the first quarter 2013 and $1.4 million in the first quarter 2012.
The Company granted approximately 147,000 stock appreciation rights (SARs) to certain employees in the first quarter 2013 at a strike price of $28.32 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $12.54 per share and will be amortized over the vesting period of three years. The SARs expire in seven years from the date of the grant.
The Company granted approximately 42,000 shares of restricted stock units to certain employees in the first quarter 2013 at a weighted-average fair value of $28.32 per share. The fair value was determined using the closing price of the Company’s stock on the grant dates and will be amortized over the vesting period of three years. The holders of the restricted stock units will forfeit their shares should their employment be terminated prior to the end of the vesting period.
The Company granted approximately 42,000 shares of performance-based restricted stock units to certain employees in the first quarter 2013 at a fair value of $23.90 per share. The fair value will be expensed over the vesting period of three years. The final share payout to the employees will be based upon the Company’s total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
The Company received $0.6 million for the exercise of approximately 40,000 options during the first quarter 2013 and $0.1 million for the exercise of approximately 11,000 options during the first quarter 2012. Exercises of SARs totaled approximately 28,000 in the first quarter 2013 and 23,000 in the first quarter 2012.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note G — Other-net
Other-net income (expense) for the first quarter 2013 and 2012 is summarized as follows:

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Thousands)	2013	2012
Foreign currency exchange/translation gain (loss)	$719	$243
Amortization of intangible assets	(1,292)	(1,435)
Metal consignment fees	(1,817)	(2,221)
Other items	(90)	(375)
Total	$(2,480)	$(3,788)
Note H — Income Taxes
The tax expense of $1.9 million in the first quarter 2013 was calculated by applying a rate of 22.0% against income before income taxes while the tax expense of $3.1 million in the first quarter 2012 was calculated by applying a rate of 33.4% against the income before income taxes in that period.

The differences between the statutory and effective rates in the first quarter of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes, discrete events and other factors. The research and experimentation credit for 2013 also reduced the effective tax rate in the first quarter 2013.
The Company recorded a discrete tax benefit of $0.6 million in the first quarter 2013 primarily for the research and experimentation credit for 2012. The research and experimentation credit was not recorded in 2012 as the U.S. Congress did not extend the credit for 2012 until the first quarter 2013 and accounting regulations require tax expense to be recorded based upon the laws that were in effect as of year end.
Discrete events totaled $0.1 million in the first quarter 2012.
Note I — Depreciation
The Company received $63.5 million from the Department of Defense (DOD) in previous periods for reimbursement of the DOD's share of the cost of capital equipment acquired by the Company under a Title III contract. The Company recorded the cost of the equipment in property, plant and equipment and the reimbursements as unearned income, a liability on the Consolidated Balance Sheet. The equipment was placed in service during the third quarter 2012 and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In the first quarter 2013, the depreciation expense on the equipment subject to reimbursement was $1.2 million. Unearned income was reduced by $1.2 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation and amortization expense on the Consolidated Statement of Cash Flows is shown net of reduction in unearned income.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note J — Fair Value of Financial Instruments (Continued)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 29, 2013:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$754	$754	$—	$—
Foreign currency forward contracts	969	—	969	—
Total	$1,723	$754	$969	$—
Financial Liabilities
Directors’ deferred compensation liability	$754	$754	$—	$—
Total	$754	$754	$—	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts and precious metal hedge contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of March 29, 2013.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Derivative Instruments and Hedging Activity (Continued)

In certain circumstances, a customer may want to establish the price for the precious metal when the sales order is placed rather than at the time of the shipment. Setting the selling price at a different date than when the material would be purchased potentially creates an exposure to movements in the market price of the metal. Therefore, in these limited situations, the Company may elect to enter into a forward contract to purchase a stated quantity of precious metal at a fixed price on a specified date in the future. The price in the forward contract serves as the basis for the price to be charged to the customer. By so doing, the selling and purchase prices are matched and the Company’s market price exposure is reduced.
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
The outstanding foreign currency forward contracts had a notional value of $22.3 million as of March 29, 2013. All of these contracts were designated and effective as cash flow hedges. The fair values of these contracts of $1.0 million was recorded in prepaid expenses on the Consolidated Balance Sheet as of March 29, 2013. There were no precious metal contracts outstanding as of March 29, 2013 as all of the precious metal contracts that were outstanding as of December 31, 2012 (which had a notional value of $26.3 million) matured and no new contracts were secured during the first quarter 2013.
There was no ineffectiveness associated with the contracts outstanding at March 29, 2013 and no ineffectiveness expense was recorded in the first quarter 2013 or the first quarter 2012.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $1.0 million at March 29, 2013 and $1.2 million at March 30, 2012. The Company expects to relieve the entire balance in OCI as of March 29, 2013 to income on the Consolidated Statements of Income during the twelve month period beginning March 30, 2013. See Note L for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the first quarter 2013 and the first quarter 2012 are as follows:

	Gains and Losses On Cash Flow Hedges		Pension and Post Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals			Total
Balance, December 31, 2012	$253	$97	$(127,541)	$4,077	$(123,114)
Other comprehensive income (loss) before reclassifications	858	—	—	(2,754)	(1,896)
Amounts reclassified from accumulated other comprehensive income	(142)	(97)	1,876	—	1,637
Net current period other comprehensive income (loss)	716	(97)	1,876	(2,754)	(259)
Balance, March 29, 2013	$969	$—	$(125,665)	$1,323	$(123,373)

Balance, January 1, 2012	$1,399	$51	$(105,236)	$4,947	$(98,839)
Other comprehensive income (loss) before reclassifications	213	—	—	(754)	(541)
Amounts reclassified from accumulated other comprehensive income	(415)	(51)	1,284	—	818
Net current period other comprehensive income (loss)	(202)	(51)	1,284	(754)	277
Balance, March 30, 2012	$1,197	$—	$(103,952)	$4,193	$(98,562)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in other-net on the Consolidated Statement of Income while the gains and losses on precious metal cash cash flow hedges are recorded in cost of sales on the Consolidated Statement of Income. See Note K for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post employment benefits are included in the computation of the net periodic pension and post employment benefit expense. See Note C for additional details on pension and post employment expenses.
All amounts in the above table are presented on a pre-tax basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal and structural applications. Our products are sold into numerous markets, including consumer electronics, industrial components and commercial aerospace, defense and science, energy, medical, automotive electronics, telecommunications infrastructure and appliance.
First quarter 2013 sales of $299.2 million were 15% lower than sales in the first quarter 2012. The sales decline was across each of our four segments. Sales to two of our key markets - medical and automotive electronics - grew in the first quarter but not enough to offset softness in other areas.
Gross margin of $48.3 million in the first quarter 2013 was $1.1 million lower than the first quarter 2012 as manufacturing improvements in the new beryllium plant, other manufacturing efficiencies and price increases in portions of our business offset a portion of the negative impact of lower sales volumes, an unfavorable change in product mix and a physical inventory loss.
Operating profit of $9.5 million in the first quarter 2013 was 4% lower than the operating profit in the first quarter 2012. The decline in profit was due to the lower gross margin and a slight increase in research and development expenses offset in part by an increase in currency exchange gains and other items. Operating profit improved $8.4 million over the operating profit in the fourth quarter 2012.
The effective tax rate was a low 22% in the first quarter 2013 partially due to recording the tax benefit from the research and experimentation credit for 2012 that was not passed into law until the first quarter 2013. Diluted earnings per share were $0.33 in the first quarter 2013 versus $0.30 in the first quarter 2012.
Debt increased $19.1 million during the first quarter 2013 in order to support an increase in working capital and fund capital expenditures and other items. We paid a quarterly dividend totaling $1.5 million beginning in the second quarter 2012.
RESULTS OF OPERATIONS

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Millions, except per share data)	2013	2012
Sales	$299.2	$353.6
Operating profit	9.5	9.9
Income before income taxes	8.7	9.2
Net income	6.8	6.1
Diluted earnings per share	$0.33	$0.30
Sales of $299.2 million in the first quarter 2013 were $54.4 million, or 15%, lower than sales of $353.6 million in the first quarter 2012. Sales from all four reportable segments were lower in the first quarter 2013 than the first quarter 2012. Sales to the medical and automotive electronics markets improved in the first quarter 2013, but this growth was more than offset by lower sales to other key markets. The sales decline was also due in part to lower pass-through metal prices, changes in foreign currency translation rates, push out of shipments into the second quarter due to manufacturing delays, a change in the amount of customer-supplied precious metals, the discontinuation of a non-strategic product line and other items.
Domestic sales declined approximately 27% in the first quarter 2013 from the first quarter 2012 while international sales grew 16%. The international growth was in Europe and Asia.
Sales order entry improved over the levels from the last two quarters of 2012 and was approximately 4% higher than sales in the first quarter 2013.
The cost of gold, silver, platinum, palladium and copper are typically passed through to customers and therefore our sales, but not necessarily our margins, can be affected by movements in metal prices. Internally, we analyze our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales were $151.3 million in the first quarter 2013, a 4% decline from value-added sales of $157.4 million in the first quarter 2012. A reconciliation of sales to value-added sales is provided in a later section of this Management's Discussion and Analysis.
Value-added sales to the consumer electronics market, our largest market with approximately 27% of our total value-added sales in the first quarter 2013, declined 4% in the first quarter 2013 from the first quarter 2012. The decline was largely due to lower shipments of copper-based alloys and the phase-out of an application for disk drive arms. Shipments of precious metals for semiconductor applications improved slightly, while shipments for LED applications were relatively unchanged. Value-added sales to the consumer electronics market improved approximately 7% in the first quarter 2013 over the fourth quarter 2012.
As a material supplier to this market, we sell to stamping houses and sub-assembly shops and we are several steps removed from the end-use consumer. Our sales to this market in a given period, therefore, are affected by downstream inventory levels and production schedules and changes in market share of the intermediaries within the supply chain, not necessarily by changes in sales of the final product or in consumer demand in that period. Technologies can change quickly in this market and applications can have short life spans.
Value-added sales to the industrial components and commercial aerospace market declined approximately 6% in the first quarter 2013 from a strong first quarter 2012. Value-added sales of our ToughMet® products for heavy equipment and other applications, which were a key driver for the growth in this market in 2012, were flat in the first quarter 2013. The industrial components and commercial aerospace market is our second largest market, accounting for 18% of our value-added sales in the first quarter 2013.
Value-added sales to the medical market grew approximately 20% in the first quarter 2013 over the first quarter 2012. This growth was largely due to increased shipments for blood glucose test strip applications as a result of market penetration and application development efforts.
Value-added sales to the defense and science market in the first quarter 2013 were approximately 26% lower than the first quarter 2012. Government spending cut-backs negatively impacted shipments of optics in the first quarter 2013. A portion of the decline in this market was also due to planned shipments of beryllium products that were pushed into the second quarter 2013 as a result of minor production delays. Beryllium shipments for defense applications, which appear to be solid for the balance of the year, were also affected by the timing of program releases.
Energy market value-added sales were 18% lower in the first quarter 2013 than the first quarter 2012 largely due to weaker conditions within the oil and gas sector. We believe that we remain well positioned in this sector and that our value-added sales will grow as the rig count increases in future periods. Solar energy applications also remained soft due to market conditions.
Automotive electronics market value-added sales grew approximately 13% in the first quarter 2013 over the first quarter 2012 largely due to improved market conditions and new application development.
Gross margin was $48.3 million, or 16% of sales, in the first quarter 2013 compared to $49.4 million, or 14% of sales, in the first quarter 2012. Gross margin was 32% of value-added sales in the first quarter 2013 and 31% of value-added sales in the first quarter 2012.
The main cause for the decline in gross margin dollars in the first quarter 2013 from the first quarter 2012 was an unfavorable inventory adjustment of $2.3 million at our Albuquerque, New Mexico facility as a result of physical inventory counts taken during the first quarter 2013.
The lower sales volumes had a slightly unfavorable impact on gross margins in the first quarter 2013 as compared to the first quarter 2012, as did the change in product mix and movements in the exchange rates.
Offsetting a portion of these unfavorable changes in gross margin was the improved manufacturing performance of the new beryllium plant in Elmore, Ohio. The plant had its highest quarterly output to date. Pricing increases, lower manufacturing overhead costs in various portions of our business and improved scrap reclamation also provided margin benefits in the first quarter 2013.
Selling, general and administrative (SG&A) expenses totaled $32.8 million in the first quarter 2013 and $32.7 million in the first quarter 2012. SG&A expenses were 11% of sales in the first quarter 2013 and 9% of sales in the first quarter 2012. As a percent of value-added sales, SG&A expenses were 22% in the first quarter 2013 and 21% in the first quarter 2012.
Facility consolidation and closure costs under the program initiated in 2012 totaled $0.6 million in the first quarter 2013. One small facility was closed in the fourth quarter 2012, while two others are scheduled to be closed with portions of the businesses relocated to other facilities in 2013. A fourth operation is scheduled to be consolidated into a smaller building during 2013. The costs in the first quarter 2013 were primarily for employee retention and severance and other items associated with relocating the operations.
The expense for the domestic defined benefit pension plan was $0.9 million higher in the first quarter 2013 than the first quarter 2012. The increase was caused by a reduction in the discount rate used to value the plan liability, changes in mortality assumptions and other factors. The increased expense was recorded mainly in SG&A and cost of sales.
The incentive compensation expense under cash-based plans was $1.1 million higher in the first quarter 2013 than the first quarter 2012 due to differences in the projected level of annual profit relative to the plans' targets in each year and other factors. Stock-based compensation expense of $1.2 million in the first quarter 2013 was $0.2 million lower than in the first quarter 2012.
Movements in the exchange rates between periods resulted in a $0.2 million reduction in the translation of various foreign currency denominated expenses. Total selling expense was lower in the first quarter 2013 than in the first quarter 2012, partially due to the lower sales volumes. A minor amount of expense savings from the facility consolidation program was realized in the first quarter 2013. Various corporate legal and administrative expenses declined in the first quarter 2013.
Research and development (R&D) expenses were $3.6 million in the first quarter 2013 and $3.1 million in the first quarter 2012, as R&D activity levels have increased in various portions of our business. R&D expense was approximately 1% of sales in both periods.
Other-net expense totaled $2.5 million in the first quarter 2013 compared to $3.8 million in the first quarter 2012. See Note G to the Consolidated Financial Statements for details of the major components within other-net expense.
The metal consignment fee of $1.8 million in the first quarter 2013 was $0.4 million lower than the fee of $2.2 million in the first quarter 2012 as a result of a reduction in the quantity of metal on hand and differences in the rates charged by the financial institutions.
The net foreign currency exchange and translation gain was $0.5 million higher in the first quarter 2013 than the first quarter 2012 as a result of the movement in the value of the U.S. dollar versus certain other currencies and their impact on transactions and balances and in relation to the strike prices in currency hedge contracts.
Other-net expense also includes amortization expense, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other items.
Operating profit was $9.5 million in the first quarter 2013 compared to $9.9 million in the first quarter 2012. The reduction in operating profit primarily resulted from the lower gross margin, due to the net impact of changes in volumes and mix, the physical inventory short and other factors, and higher R&D expenses offset in part by increased exchange gains and other items. Operating profit was 3% of sales in both the first quarter 2013 and 2012. Operating profit was 6% of value-added sales in the first quarter 2013 and the first quarter 2012.
Interest expense - net was $0.8 million in the first quarter 2013 compared to $0.7 million in the first quarter 2012 as the average outstanding debt level was higher in the first quarter 2013 than the first quarter 2012.
Income before income taxes and income tax expense for the first quarter 2013 and 2012 were as follows:

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Dollars in millions)	2013	2012
Income before income taxes	$8.7	$9.2
Income tax expense	1.9	3.1
Effective tax rate	22.0%	33.4%
The effects of percentage depletion, the production deduction, executive compensation, foreign source income and credits, state and local taxes, discrete events and other items were major factors for the difference between the effective and statutory rates in both the first quarter 2013 and 2012.
We recorded a net discrete tax benefit of $0.6 million in the first quarter 2013, which primarily represented the estimated full value of the research and experimentation credit for 2012. This benefit was not included in our tax rate for 2012 as accounting regulations require us to record tax expense based upon the laws in effect as of the end of the year and the U.S. Congress did not extend the research and experimentation credit for 2012 until January 2013. The effective tax rate in the first quarter 2013 also included a proportionate share of the estimated research and experimentation credit for 2013.

Net income was $6.8 million (or $0.33 per share, diluted) in the first quarter 2013 compared to $6.1 million (or $0.30 per share, diluted) in the first quarter 2012.
Segment Results
Results by segment are depicted in Note E to the Consolidated Financial Statements. The All Other column in the segment reporting includes our parent company expenses, other corporate charges and the operating results of Materion Services Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.
The operating loss within All Other in the first quarter 2013 was $1.0 million lower than the first quarter 2012 primarily due to an increase in charges out to the segments offset in part by an increase in incentive compensation.
Advanced Material Technologies

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Millions)	2013	2012
Sales	$193.9	$241.8
Operating profit	3.4	5.3
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
Sales from Advanced Material Technologies were $193.9 million in the first quarter 2013, a decline of $47.9 million, or 20%, from sales of $241.8 million in the first quarter 2012. Sales of large area coatings increased, primarily for medical applications, while sales of the other major product lines declined in the first quarter 2013 from the first quarter 2012. The decline in sales was due, in part, to a shift in the mix of metals sold, a percentage increase in the use of customer-supplied metal, lower average precious metal prices and the discontinuation of a non-strategic product line in the second half of 2012.
Sales order entry was 2% higher than sales in the first quarter 2013. The order entry rate in the first quarter 2013 also grew over the order entry rate in each of the last two quarters of 2012.
Value-added sales of $68.7 million in the first quarter 2013 were 1% lower than value-added sales of $69.5 million in the first quarter 2012. Value-added sales to the medical and consumer electronics markets grew in the first quarter 2013 over the first quarter 2012 as did value-added sales from our refining and shield kit cleaning operations.
Consumer electronics is Advanced Material Technologies' largest market, accounting for approximately 37% of the segment's value-added sales. Value-added sales to this market grew 2% in the first quarter 2013 over the first quarter 2012 and 4% over the fourth quarter 2012. The growth was partially due to improvement in the value-added sales for semiconductor applications. The value-added sales for wireless and LED applications were relatively unchanged. LED manufacturers are re-designing their products to use lower quantities of precious metals in order to reduce costs and the ultimate price to the end-use consumers.
Medical market value-added sales, primarily precious metal coated precision polymer films, grew approximately 25% in the first quarter 2013 over the first quarter 2012. This growth was largely due to improved market share and the development of new applications. The medical market is this segment's second largest market, accounting for approximately 20% of value-added sales.
Value-added sales from refining and shield kit cleaning operations were slightly higher in the first quarter 2013 than in the first quarter 2012. The level of value-added sales from these operations is partially a function of the ounces in the supply chain available to be reclaimed. We also recently expanded our U.S. operations in order to provide additional capacity and improve processing times in efforts to capture additional market share. The closure of the shield kit cleaning operations in the Czech Republic in the fourth quarter 2012 had a slightly unfavorable impact on our value-added sales in the first quarter 2013.
The above increases in value-added sales were more than offset by lower value-added sales to the defense and science, industrial components and commercial aerospace, energy and other markets.

Defense and science value-added sales declined approximately 18% in the first quarter 2013 from the first quarter 2012 due primarily to lower shipments of optics. This decline was partially a result of government spending cut-backs. It appears that a number of defense applications are funded and/or will remain active through the second and third quarters of 2013. However, order entry levels in the fourth quarter 2013 could be more severely affected by potential spending cuts with the beginning of the new federal government fiscal year in October.
The value-added sales to the energy market were 14% lower in the first quarter 2013 than the first quarter 2012 due to the weakness in the solar energy sector. The value-added sales for architectural glass applications into the energy market were unchanged in the first quarter 2013 from the first quarter 2012.
We discontinued sales of silver investment bars in the third quarter 2012, as this non-strategic product line generated extremely low margins that could not justify the associated level of working capital and overhead. This action accounted for a $4.3 million reduction in sales in the first quarter 2013 from the first quarter 2012 and a $0.1 million reduction in value-added sales.
The plant consolidation program has had minimal impact on our sales and value-added sales in the first quarter 2013. The manufacturing of microelectronic packages was in transition, moving from our small facility in Massachusetts to Singapore, but sales of packages were 7% higher in the first quarter 2013 than the first quarter 2012.
Gross margin generated by Advanced Material Technologies was $24.9 million, or 13% of sales, in the first quarter 2013 compared to $26.1 million, or 11% of sales, in the first quarter 2012. Gross margin was 36% of value-added sales in the first quarter 2013 and 38% of value-added sales in the first quarter 2012.
The previously discussed physical inventory loss at the Albuquerque facility was the main cause for the decline in gross margin dollars in the first quarter 2013 from the first quarter 2012.
The impact of the physical loss was partially offset by process improvements and yield gains at the Buffalo, New York operations. In addition, there was an inventory valuation expense that reduced gross margin by $0.6 million in the first quarter 2012 that did not repeat in the first quarter 2013.
The change in product mix was slightly unfavorable while manufacturing overhead costs were lower in the first quarter 2013 than the first quarter 2012.
Total SG&A, R&D and other-net expenses were $21.6 million in the first quarter 2013, a $0.8 million increase from the expense total of $20.8 million in the first quarter 2012. The aforementioned facility consolidation costs were a main cause for the increase in expenses in the first quarter 2013. Higher corporate charges and incentive compensation also contributed to the increase in expenses in the first quarter 2013, while R&D costs increased due to higher activity levels. These increases were partially offset by a slight decline in selling and administration expenses, which was partially due to the closure of the Czech facility in the fourth quarter 2012, and lower consignment fees.
Advanced Material Technologies generated an operating profit of $3.4 million in the first quarter 2013 and $5.3 million in the first quarter 2012. Operating profit was 2% of sales in both the first quarter 2013 and 2012. Operating profit was 5% of value-added sales in the first quarter 2013 and 8% of value-added sales in the first quarter 2012.
Performance Alloys

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Millions)	2013	2012
Sales	$74.5	$75.2
Operating profit	7.2	6.3
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
Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products' sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment; and,
Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, by the Beryllium and Composites segment. Sales of hydroxide are also made on a limited basis, typically twice a year.
Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents.
Performance Alloys' sales were $74.5 million in the first quarter 2013 and $75.2 million in the first quarter 2012. Total volumes shipped in the first quarter 2013 were unchanged from the first quarter 2012. Pounds of strip products shipped increased 6% in the first quarter 2013 over the first quarter 2012, largely due to higher shipments of the lower beryllium-containing alloys, but this increase was offset by a decline in shipments of bulk products. Copper pass-through prices were slightly higher in the first quarter 2013 than the first quarter 2012. Beryllium hydroxide sales were $0.7 million higher in the first quarter 2013 than the first quarter 2012.
The sales order entry rate, after weakening in each of the last three quarters of 2012 from the immediately preceding quarter, strengthened in the first quarter 2013 over the fourth quarter 2012. The order entry rate, while still lower than the first quarter 2012, was 4% higher than sales in the first quarter 2013.
Value-added sales from Performance Alloys totaled $59.2 million in the first quarter 2013, a slight decline from value-added sales of $59.4 million in the first quarter 2012. Value-added sales into the automotive electronics market, primarily strip products, grew 27% in the first quarter 2013 over the first quarter 2012 due to strengthening of the automotive market as well as the development of new applications. This growth was more than offset by a 23% decline in value-added sales to the energy market (which was largely due to a reduction in the oil and gas rig count) and a slight decline in value-added sales to the consumer electronics market. Due to changes in technologies, downstream inventory positions and other factors, our shipments into the consumer electronics market in a given period are not necessarily driven by sales of the final product or by consumer demand in that period. The value-added sales to the appliance market continued to be weak in the first quarter 2013.
Value-added sales from the industrial components and commercial aerospace market, Performance Alloys' largest market, were relatively unchanged in the first quarter 2013 from the first quarter 2012. Shipments of ToughMet® products in the first quarter 2013 were flat with the first quarter 2012.
Performance Alloys generated a gross margin of $17.3 million in the first quarter 2013 and $17.0 million in the first quarter 2012. Gross margin was 23% of sales in both the first quarter 2013 and 2012 and 29% of value-added sales in both the first quarter 2013 and 2012. The higher margin dollars largely resulted from the increased sales of hydroxide in the first quarter 2013 as well as higher efficiencies at our Utah extraction facility. Price increases on strip and bulk products also provided a minor benefit to gross margin in the first quarter 2013. These benefits were partially offset by the negative impact on gross margins from the slightly lower sales of strip and bulk products. An unfavorable movement in translation rates also negatively impacted gross margins in the first quarter 2013.
Total SG&A, R&D and other-net expenses were $10.1 million (14% of sales) in the first quarter 2013 versus $10.8 million (14% of sales) in the first quarter 2012. These expenses were 17% of value-added sales in the first quarter 2013 and 18% of value-added sales in the first quarter 2012.
The primary causes for the $0.7 million reduction in these expenses in the first quarter 2013 included differences in foreign currency exchange gains (as a result of movements in the exchange rates and matured hedge contracts and that offset part of the negative impact the exchange rates had on gross margins) and lower incentive compensation expense. These benefits were partially offset by an increase in corporate charges and a slight increase in R&D expenses.
Operating profit generated by Performance Alloys totaled $7.2 million in the first quarter 2013 compared to $6.3 million in the first quarter 2012. Operating profit was 10% of sales in the first quarter 2013 and 8% of sales in the first quarter 2012. Operating profit was also 12% of value-added sales in the first quarter 2013 and 11% of value-added sales in the first quarter 2012.

Beryllium and Composites

(Millions)	First Quarter Ended
	Mar. 29,	Mar. 30,
	2013	2012
Sales	$12.3	$16.1
Operating (loss) profit	(1.3)	(1.3)
Beryllium and Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. The acquisition of Aerospace Metal Composites Limited (AMC) in the first quarter 2012 provides a complementary family of non-beryllium-based alloys and composites. This segment also manufactures beryllia ceramic products. Defense and science is the largest market for Beryllium and Composites, while other markets served include industrial components and commercial aerospace, medical, energy and telecommunications infrastructure. Products are also sold for acoustics, optical scanning and performance automotive applications. Manufacturing facilities for Beryllium and Composites are located in Ohio, California, Arizona and England.
Beryllium and Composites' sales were $12.3 million in the first quarter 2013, a $3.8 million decrease from sales of $16.1 million in the first quarter 2012. Beryllium and Composites does not directly pass through changes in the costs of its material sold, so under our definition, sales and value-added sales for this segment are the same.
The majority of the sales decline in the first quarter 2013 from the first quarter 2012 was due to lower shipments into the defense and science market as two key shipments planned for the first quarter were pushed into the second quarter 2013 due to slight manufacturing delays. The manufacturing delays were unrelated to the new beryllium plant. While the government budgetary spending reductions and the sequestration has started to impact the order entry rate, our quarterly sales during 2013 are more dependent upon the timing of government programs. Based on program funding levels, the order backlog and other evidence, we anticipate that shipments for defense and science will improve during the last three quarters of the year over the first quarter 2013 level.
Industrial component and commercial aerospace sales in the first quarter 2013 were unchanged from the year-ago period, as there has been no improvement in the semiconductor capital equipment sector, while sales into the medical market, largely x-ray window applications, were down slightly.
Sales from AMC were higher by an immaterial amount in the first quarter 2013 than the first quarter 2012.
The order entry level was approximately 3% higher than sales in the first quarter 2013.
The gross margin on Beryllium and Composites' sales was $2.7 million in the first quarter 2013 compared to $2.2 million in the first quarter 2012. Gross margin was 22% of sales in the first quarter 2013 and 14% of sales in the first quarter 2012. The negative impact on gross margins caused by the lower sales volume in the first quarter 2013 was more than offset by a favorable change in product mix, improved scrap utilization and improved efficiencies and production levels in the new beryllium manufacturing facility.
SG&A, R&D and other-net expenses for Beryllium and Composites were $4.0 million in the first quarter 2013 and $3.5 million in the first quarter 2012. R&D expenses increased partially due to the cost for bulk metallic glass, amorphous metal and investment casting technology projects. In addition to higher R&D expenses, incentive compensation expense increased as a result of projected profitability for the year relative to the plan design, while corporate charges were also higher in the first quarter 2013 than the first quarter 2012.
Beryllium and Composites incurred an operating loss of $1.3 million in the first quarter 2013, unchanged from the year-ago period.

Technical Materials

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Millions)	2013	2012
Sales	$18.5	$20.4
Operating profit	1.4	1.9
Technical Materials' capabilities include clad inlay and overlay metals, precious and base metal electroplated systems, electron beam welded systems, contour profiled systems and solder-coated metal systems. These specialty strip metal products provide a variety of thermal, electrical or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or other base metal to be applied in continuous strip form only where it is needed, reducing the material cost to the customer as well as providing design flexibility and performance. Major applications for these products include connectors, contacts, power lead frames and semiconductors, while the largest markets are automotive electronics and consumer electronics. The energy and medical markets are smaller but offer further growth opportunities. Technical Materials' products are manufactured at our Rhode Island facility.
Sales from Technical Materials of $18.5 million in the first quarter 2013 were 9% lower than sales of $20.4 million in the first quarter 2012. The sales decline was largely in inlay and Cerdip products offset in part by growth in plated products. The order entry level, while inconsistent throughout the first quarter 2013, exceeded sales in the quarter by approximately 10%.
Value-added sales of $11.1 million in the first quarter 2013 were approximately 10% lower than value-added sales in the first quarter 2012. This decline was largely due to lower value-added sales to the consumer electronics market as a result of changes in technologies and the phase-out of the existing disk drive application. New product designs and other applications are being developed with long-term growth potential in this market. Value-added sales to the automotive electronics market in the first quarter 2013 were unchanged from the first quarter 2012. The value-added sales to the energy market increased slightly as a result of product development programs.
Technical Materials' gross margin was $3.6 million, or 19% of sales, in the first quarter 2013 and $4.4 million, or 21% of sales, in the first quarter 2012. Gross margin was also 32% of value-added sales in the first quarter 2013 and 36% of value-added sales in the first quarter 2012. The lower margin in the first quarter 2013 was primarily due to the lower sales volume and a slight increase in overhead expenses.
SG&A, R&D and other-net expenses totaled $2.1 million in the first quarter 2013 and $2.5 million in the first quarter 2012. Expenses were 12% of sales in both periods. The decline in the expense level in the first quarter 2013 was due to a reduction in manpower and other administrative costs as well as a reduction in various selling expenses.
Technical Materials' operating profit was $1.4 million in the first quarter 2013 compared to $1.9 million in the first quarter 2012. Operating profit was 8% of sales in the first quarter 2013 and 9% of sales in the first quarter 2012. Operating profit was 13% of value-added sales in the first quarter 2013 and 15% of value-added sales in the first quarter 2012.

Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the first quarter 2013 and first quarter 2012 is as follows:

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Millions)	2013	2012
Sales
Advanced Material Technologies	$193.9	$241.8
Performance Alloys	74.5	75.2
Beryllium and Composites	12.3	16.1
Technical Materials	18.5	20.4
All Other	—	0.1
Total	$299.2	$353.6

Less: Pass-through Metal Cost
Advanced Material Technologies	$125.2	$172.3
Performance Alloys	15.3	15.8
Beryllium and Composites	—	—
Technical Materials	7.4	8.1
All Other	—	—
Total	$147.9	$196.2

Value-added Sales
Advanced Material Technologies	$68.7	$69.5
Performance Alloys	59.2	59.4
Beryllium and Composites	12.3	16.1
Technical Materials	11.1	12.3
All Other	—	0.1
Total	$151.3	$157.4
The cost of gold, silver, platinum, palladium and copper can be quite volatile. Our pricing policy is to directly pass the cost of these metals on to the customer in order to mitigate the impact of metal price volatility on our results from operations. Trends and comparisons of sales are affected by movements in the market prices of these metals, but changes in sales may not directly impact our profitability.
Internally, management reviews sales on a value-added basis. Value-added sales is a non-GAAP measure that deducts the value of the pass-through metals sold from sales. Value-added sales allows management to assess the impact of differences in sales between periods, segments or markets and analyze the resulting margins and profitability without the distortion of the movements in the pass-through metal values. The dollar amount of gross margin and operating profit is not affected by the value-added sales calculation. We sell other metals and materials that are not considered direct pass-throughs and their costs are not deducted from sales when calculating value-added sales.
Our sales are also affected by changes in the use of customer-supplied metal. When we manufacture a precious metal product, the customer may purchase metal from us or may elect to provide its own metal, in which case we process the metal on a toll basis and the metal value does not flow through sales or cost of sales. In either case, we generally earn our margin based upon our fabrication efforts. The relationship of that margin to sales can change depending upon whether the product was made from our metal or the customer's. The use of value-added sales removes the potential distortion in the comparison of sales caused by changes in the level of customer-supplied metal.
By presenting information on sales and value-added sales, it is our intention to allow users of our financial statements to review our sales with and without the impact of the pass-through metals.

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
FINANCIAL POSITION
Net cash used in operations was $4.8 million in the first quarter 2013, as a decrease in accounts payable and accrued items (which was partially due to the payment of the 2012 incentive compensation to employees during the first quarter 2013) and the net movements in other working capital items more than offset net income and the effects of depreciation, amortization and stock compensation expense.
Cash was $20.2 million as of the end of the first quarter 2013 compared to $16.1 million as of year-end 2012.
Accounts receivable totaled $129.8 million at the end of the first quarter 2013, an increase of $3.3 million, or 3%, since year-end 2012. The increase was mainly due to a slow down in the average collection period. The days sales outstanding (DSO), a measure of the average collection time, slowed from 37 days as of year-end 2012 to 39 days as of the end of the first quarter 2013. While this DSO level is within our historical operating range, we continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. The bad debt expense in the first quarter 2013 was immaterial.
Inventories were $201.3 million at the end of the first quarter 2013, a decrease of $4.8 million, or 2%, from the year-end 2012 balance of $206.1 million. The inventory turnover ratio, a measure of how effectively inventory is utilized, was relatively unchanged as of the end of the first quarter 2013 from year-end 2012. A portion of the inventory increase resulted from the improved output from the new beryllium plant as well as the product cost from the shipments that were delayed into the second quarter 2013 that remained in inventory within Beryllium and Composites.
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
Capital expenditures for the first quarter 2013 and 2012 are summarized as follows:

	First Quarter Ended
	Mar. 29,	Mar. 30,
(Millions)	2013	2012
Capital expenditures	$5.8	$9.3
Mine development	3.8	0.2
Subtotal	9.6	9.5
Reimbursement for spending under government contract	—	0.6
Net spending	$9.6	$8.9
The multi-year $104.9 million Title III contract with the U.S. Department of Defense for the design and development of a new facility for the production of primary beryllium was largely completed during 2012 and therefore there was no additional spending under the contract nor any reimbursements received during the first quarter 2013. We did spend an additional $0.2 million outside of the Title III contract during the first quarter 2013 on the beryllium facility to improve the performance of specific pieces of equipment.
Spending on major projects in the first quarter 2013 included the large optics initiative at the Westford, Massachusetts facility, new vertical casting equipment to increase the capacity to manufacture ToughMet® products at our Lorain, Ohio facility, upgrades to the rolling equipment at the Reading, Pennsylvania operations to allow for improved quality of thin gauge strip product and an upgrade and expansion of the welding line capabilities at the Lincoln, Rhode Island operations. Capital spending in the first quarter 2013 also included various information technology projects.
Mine development costs of $3.8 million in the first quarter 2013 were part of a $14.5 million pit that was started in 2012. The pit should be completed and available for ore extraction beginning late in the second quarter or early in the third quarter of this year.
Intangible assets were $27.4 million as of the end of the first quarter 2013, a decline of $1.5 million since year-end 2012 due to the current period amortization.
Other liabilities and accrued items were $45.9 million at the end of the first quarter 2013, a decrease of $9.9 million from year-end 2012. The payment of the 2012 annual incentive compensation to employees was the main cause of the decline in this balance in the first quarter 2013. Various other balances also declined due to business levels, seasonal factors or other causes.
Unearned revenue, which is a liability representing products invoiced to customers but not yet shipped, was $1.6 million at the end of the first quarter 2013 compared to $1.5 million as of December 31, 2012. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.
Other long-term liabilities totaled $16.4 million at the end of the first quarter 2013 compared to $16.2 million at year-end 2012 as increases in long-term compensation plan accruals were partially offset by the amortization of capital lease balances.
Unearned income was $60.0 million at the end of the first quarter 2013 compared to $61.2 million as of year-end 2012. This balance represents the unamortized reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. The reduction to unearned income in the first quarter 2013 was recorded against cost of sales on the Consolidated Statement of Income and offset the depreciation expense recorded on the underlying equipment. Depreciation and amortization expense on the Consolidated Statement of Cash Flows is depicted net of the corresponding reduction in unearned income. See Note I to the Consolidated Financial Statements.
The retirement and post-employment benefit liability was $125.5 million at the end of the first quarter 2013 compared to $126.0 million as of December 31, 2012. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.
The liability for the domestic defined benefit pension plan declined $0.2 million in the first quarter 2013 as a result of a contribution to the plan totaling $1.7 million and an adjustment to other comprehensive income of $1.8 million offset in part by a quarterly expense of $3.3 million.
The retirement and post-employment benefit liability was also affected by differences between the payments made under other plans, the quarterly expense for these plans and other factors.
Debt totaled $113.4 million as of March 29, 2013, an increase of $19.1 million over the December 31, 2012 balance of $94.3 million. The increase in debt was used to fund the payment of the 2012 incentive compensation to employees in the first quarter 2013, other working capital items, the capital expenditures and the dividend to shareholders.
Outstanding short-term debt was $48.7 million as of the end of the first quarter 2013, while long-term debt totaled $64.7 million.
We were in compliance with all of our debt covenants as of the end of the first quarter 2013.
Shareholders' equity was $421.1 million as of the end of the first quarter 2013 versus $415.0 million as of year-end 2012. Comprehensive income was $5.7 million in the first quarter 2013. We declared a dividend of $0.075 per share of common stock in the first quarter 2013, which reduced equity by $1.5 million. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.
Prior Year Financial Position
Net cash used in operations was $23.0 million in the first quarter 2012 as the net unfavorable change in working capital, largely due to an increase in accounts receivable and a decrease in other liabilities and accruals, more than offset net income and the effects of depreciation and amortization.
The accounts receivable balance of $139.4 million at the end of the first quarter 2012 was $21.6 million higher than the year-end 2011 balance as a result of an increase in sales and a slower collection period. Inventories increased $1.8 million, or 1%, in the first quarter 2012, partially due to the acquisition of AMC.

Other liabilities and accrued items declined $10.5 million in the first quarter 2012 largely due to the payment of the 2011 incentive compensation expense to employees during the period. The retirement and post-employment benefit balance was $1.6 million lower at the end of the first quarter 2012 than year-end 2011 due to the contribution to the domestic defined pension benefit plan of $2.6 million offset in part by the expense recorded for the various plans and other factors.
Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $8.9 million. Spending within Advanced Material Technologies totaled $4.0 million while spending within Performance Alloys was $2.6 million.
We acquired the outstanding shares of AMC for $3.3 million, net of cash received, during the first quarter 2012.
Outstanding debt increased from $81.4 million at year-end 2011 to $118.4 million at the end of the first quarter 2012. The increase in debt was used to fund the growth in working capital, capital expenditures and the AMC acquisition.
Cash balances totaled $15.1 million at the end of the first quarter 2012, an increase of $2.8 million since year-end 2011.
Off-Balance Sheet Arrangements and Contractual Obligations
We maintain the majority of our precious metals and a portion of our copper that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under these off-balance sheet consignment arrangements totaled $262.0 million as of the end of the first quarter 2013 and $286.9 million as of year-end 2012.
The decline in the outstanding balance was primarily due to a reduction in the quantity of silver and gold on hand and lower gold prices.
We were in compliance with the covenants contained in our consignment agreements as of March 29, 2013.
While our borrowings under existing lines of credit increased during the first quarter 2013, we did not enter into any new loan agreements during the period. For additional information on our contractual obligations, please see page 38 of our Annual Report on Form 10-K for the year ended December 31, 2012.
Liquidity
We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the payment of quarterly dividends, share repurchases, environmental remediation projects and strategic acquisitions.
Cash used in operations was $4.8 million in the first quarter 2013 as the cash we generated was consumed by a net increase in working capital items. It is not unusual for us to consume cash in the first quarter of a given year. Over the past ten years, we have consumed cash in the first quarter and then generated cash from operations over the balance of the year. This is partially due to the annual payment for the prior year's incentive compensation expense to employees that is made in the first quarter of the year.
Our domestic defined benefit pension plan was underfunded as of the end of the first quarter 2013. Contributions to the plan are determined by a variety of factors, including the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our policies and objectives, the availability of cash and other factors. We anticipate making contributions of approximately $13.0 million to the plan during 2013. Contributions in the first quarter 2013 totaled $1.7 million. Contributions made over the remaining three quarters of 2013 will be funded with cash from operations or borrowings under existing lines of credit.
We anticipate making lump sum payments of approximately $15.0 million to terminated deferred vested participants in the domestic defined benefit pension plan in the second quarter 2013. Under this program, eligible participants were offered the opportunity to elect to receive a lump sum payment in the second quarter 2013 in lieu of an annuity upon retirement. The payments will be made from the pension plan assets and additional Company contributions will not be required to fund these payments. The lump sum program was part of our long-term objective of reducing the risks associated with this plan.
We paid dividends to our shareholders totaling $1.5 million in the first quarter 2013. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of the shareholders.

As a result of the increase in debt during the first quarter 2013, the total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, increased from 19% as of year-end 2012 to 21% as of the end of the first quarter 2013. The debt-to-debt-plus-equity ratio was over 20% at the end of each of the first three quarters of 2012, but then declined in the fourth quarter due to the increased cash flow and reduction of debt in that period.
The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $145.9 million as of the end of the first quarter 2013. Our revolving line of credit was renegotiated in 2011 and the current agreement does not expire until 2016. Mandatory long-term debt payments to be made in 2013 total $0.6 million.
The available and unused capacity under the off-balance sheet consignment lines totaled $149.9 million as of the end of the first quarter 2013.
We also had $20.2 million of cash as of the end of the first quarter 2013.
CRITICAL ACCOUNTING POLICIES
For additional information regarding critical accounting policies, please refer to pages 41 to 43 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.
MARKET RISK DISCLOSURES
For information regarding market risks, please refer to pages 45 and 46 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.
OUTLOOK
We remain cautious about the economy in general and its impact on our business. However, based upon order entry levels and other market information, as of early in the second quarter 2013, we believe that our business volumes will be higher in each of the three remaining quarters of 2013 than in the first quarter 2013.
Precious metal prices declined significantly in mid-April 2013. Should these lower prices continue throughout the quarter or year, our sales could be negatively affected, but all else remaining equal, the lower prices should not result in a commensurate reduction in our value-added sales.
Government spending cut-backs and the sequestration had a minor impact on our sales and order entry in the first quarter 2013. We believe that sales of beryllium products for defense and science applications will improve in the balance of 2013 over the first quarter 2013 level as various programs, including applications for the F-35 fighter jet and the SM-3 missile defense system, are funded. Sales for nuclear science applications should grow as well. However, we believe that the sequestration could have a more negative impact on our sales of optics by the fourth quarter 2013.
We continued to make improvements in the performance of the new beryllium plant in the first quarter 2013. We anticipate that these efficiency and productivity gains will continue into the second quarter 2013.
We will incur additional costs in the remaining quarters of the year associated with the facility shutdown and consolidation program. We anticipate that the benefits from the program will offset these costs.
The effective tax rate included a favorable discrete item in the first quarter 2013 that will not repeat in future periods. As of early in the second quarter 2013, we are projecting an effective rate between 27% and 30% for each of the three remaining quarters of 2013.
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

•
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components and commercial aerospace, defense and science, automotive electronics, medical, energy and telecommunications infrastructure;

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

•
Other financial factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, and the impact of the Company's stock price on the cost of incentive compensation plans;

•	The uncertainties related to the impact of war, terrorist activities and acts of God;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The timing and ability to achieve further efficiencies and synergies resulting from our name change and product line alignment under the Materion name and Materion brand; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information about our market risks, please refer to our Annual Report on Form 10-K to shareholders for the period ended December 31, 2012.

Item 4.	Controls and Procedures
We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the evaluation date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beryllium Claims
As of March 29, 2013, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case in the federal district court in Philadelphia. The case was filed during September 2012. On January 16, 2013, the Company filed a motion for judgment on the pleadings in this case. On March 4, 2013, the court entered an order denying plaintiffs' motion to remand the case to state court. The Company has some insurance coverage, subject to an annual deductible.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1
First Amendment to the 2006 Non-employee Director Equity Plan (As Amended and Restated as of May 4, 2011) (Filed as Exhibit 10bb to the Company's Annual Report on Form 10-K (File No. 1-15885) for the year ended December 31, 2012), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending March 29, 2013.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

MATERION CORPORATION

Dated: April 30, 2013
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Exhibit Index

10.1
First Amendment to the 2006 Non-employee Director Equity Plan (As Amended and Restated as of May 4, 2011) (Filed as Exhibit 10bb to the Company's Annual Report on Form 10-K (File No. 1-15885) for the year ended December 31, 2012), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending March 29, 2013.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.