Form 10-Q
period 2013-06-28
MATERION Corp
filed 2013-08-06
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013

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
As of July 26, 2013, there were 20,585,447 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and first half ended June 28, 2013 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$306,141	$325,088	$605,310	$678,718
Cost of sales	253,320	272,064	504,150	576,276
Gross margin	52,821	53,024	101,160	102,442
Selling, general and administrative expense	33,327	33,453	66,106	66,107
Research and development expense	3,154	3,198	6,711	6,290
Other—net	2,950	3,928	5,431	7,716
Operating profit	13,390	12,445	22,912	22,329
Interest expense—net	813	820	1,641	1,518
Income before income taxes	12,577	11,625	21,271	20,811
Income tax expense	3,668	3,696	5,577	6,764
Net income	$8,909	$7,929	$15,694	$14,047
Basic earnings per share:
Net income per share of common stock	$0.43	$0.39	$0.76	$0.69
Diluted earnings per share:
Net income per share of common stock	$0.43	$0.38	$0.75	$0.68
Cash dividends per share	$0.080	$0.075	$0.155	$0.075
Weighted-average number of shares of common stock outstanding:
Basic	20,566	20,430	20,524	20,400
Diluted	20,869	20,666	20,845	20,687

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands)	2013	2012	2013	2012
Net income	$8,909	$7,929	$15,694	$14,047
Other comprehensive income:
Foreign currency translation adjustment	(626)	(68)	(3,380)	(822)
Derivative and hedging activity, net of tax	(247)	(155)	155	(337)
Pension and post employment benefit adjustment, net of tax	1,220	835	2,439	1,669
Net change in accumulated other comprehensive income	347	612	(786)	510
Comprehensive income	$9,256	$8,541	$14,908	$14,557

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 28,	Dec. 31,
(Thousands)	2013	2012
Assets
Current assets
Cash and cash equivalents	$15,726	$16,056
Accounts receivable	129,831	126,482
Other receivables	445	405
Inventories	207,633	206,125
Prepaid expenses	30,591	41,685
Deferred income taxes	8,460	10,236
Total current assets	392,686	400,989
Related-party notes receivable	11	51
Long-term deferred income taxes	20,483	19,946
Property, plant and equipment—cost	794,389	779,785
Less allowances for depreciation, depletion and amortization	(523,659)	(507,243)
Property, plant and equipment—net	270,730	272,542
Intangible assets	26,594	28,869
Other assets	4,240	3,767
Goodwill	88,753	88,753
Total assets	$803,497	$814,917
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$36,562	$49,432
Accounts payable	28,828	42,281
Other liabilities and accrued items	46,579	55,811
Unearned revenue	466	1,543
Total current liabilities	112,435	149,067
Other long-term liabilities	16,299	16,173
Retirement and post-employment benefits	123,448	125,978
Unearned income	58,837	61,184
Long-term income taxes	1,510	1,510
Deferred income taxes	614	1,130
Long-term debt	59,578	44,880
Shareholders’ equity	430,776	414,995
Total liabilities and shareholders’ equity	$803,497	$814,917
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	June 28,	June 29,
(Thousands)	2013	2012
Cash flows from operating activities:
Net income	$15,694	$14,047
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion and amortization	18,656	20,440
Amortization of deferred financing costs in interest expense	325	325
Stock-based compensation expense	2,676	2,828
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(5,116)	(5,502)
Decrease (increase) in other receivables	(40)	3,873
Decrease (increase) in inventory	(2,617)	(21,953)
Decrease (increase) in prepaid and other current assets	11,104	(1,235)
Decrease (increase) in deferred income taxes	1,166	(1,360)
Increase (decrease) in accounts payable and accrued expenses	(27,143)	(12,942)
Increase (decrease) in unearned revenue	(1,077)	(1,470)
Increase (decrease) in interest and taxes payable	177	200
Increase (decrease) in long-term liabilities	2,409	(6,459)
Other-net	1,906	161
Net cash provided from (used in) operating activities	18,120	(9,047)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(13,023)	(17,957)
Payments for mine development	(4,382)	(822)
Reimbursements for capital equipment under government contracts	—	991
Payments for purchase of business net of cash received	—	(3,953)
Proceeds from sale of property, plant and equipment	67	—
Other investments-net	20	1,742
Net cash used in investing activities	(17,318)	(19,999)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	(12,729)	16,322
Proceeds from issuance of long-term debt	70,240	25,207
Repayment of long-term debt	(55,541)	(7,494)
Debt issuance costs	(1,301)	—
Principal payments under capital lease obligations	(329)	(383)
Payment of dividends	(3,198)	(1,550)
Issuance of common stock under stock option plans	849	139
Tax benefit from stock compensation realization	1,316	73
Net cash (used in) provided from financing activities	(693)	32,314
Effects of exchange rate changes	(439)	(93)
Net change in cash and cash equivalents	(330)	3,175
Cash and cash equivalents at beginning of period	16,056	12,255
Cash and cash equivalents at end of period	$15,726	$15,430
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 28, 2013 and December 31, 2012 and the results of operations for the second quarter and first half ended June 28, 2013 and June 29, 2012. All adjustments were of a normal and recurring nature.
Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	June 28, 2013	Dec. 31, 2012
Principally average cost:
Raw materials and supplies	$39,796	$42,751
Work in process	202,294	203,179
Finished goods	49,827	51,094
Gross inventories	291,917	297,024
Excess of average cost over LIFO inventory value	84,284	90,899
Net inventories	$207,633	$206,125

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note C — Pensions and Other Post-employment Benefits
The following is a summary of the second quarter and first half 2013 and 2012 net periodic benefit cost for the domestic pension plans (which include the defined benefit plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$2,356	$1,966	$76	$93
Interest cost	2,353	2,341	311	360
Expected return on plan assets	(2,996)	(2,926)	—	—
Amortization of prior service cost (benefit)	(86)	(118)	29	—
Amortization of net loss	1,933	1,402	—	—
Net periodic benefit cost	$3,560	$2,665	$416	$453

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$4,711	$3,934	$152	$186
Interest cost	4,707	4,672	622	720
Expected return on plan assets	(5,992)	(5,852)	—	—
Amortization of prior service cost (benefit)	(170)	(236)	58	—
Amortization of net loss	3,865	2,804	—	—
Net periodic benefit cost	$7,121	$5,322	$832	$906

The Company made contributions to the domestic defined benefit pension plan of $5.5 million in the first half of 2013.
Note D — Contingencies
Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. One CBD case, which was filed in 2012, was outstanding as of the end of the second quarter 2013. No other cases were filed or dismissed during the first half of 2013. A loss reserve of $0.1 million was recorded for this case as of the end of the second quarter 2013, unchanged from year-end 2012.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.2 million as of the end of the second quarter 2013 and $5.3 million at December 31, 2012. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Second Quarter 2013
Sales to external customers	$196,011	$74,335	$16,187	$19,608	$306,141	$—	$306,141
Intersegment sales	777	611	63	214	1,665	—	1,665
Operating profit (loss)	4,543	6,898	822	2,389	14,652	(1,262)	13,390
Second Quarter 2012
Sales to external customers	$221,931	$72,506	$12,567	$18,084	$325,088	$—	$325,088
Intersegment sales	506	672	129	207	1,514	—	1,514
Operating profit (loss)	7,514	6,685	(2,017)	1,967	14,149	(1,704)	12,445
First Half 2013
Sales to external customers	$389,864	$148,857	$28,509	$38,080	$605,310	$—	$605,310
Intersegment sales	1,525	1,041	133	444	3,143	—	3,143
Operating profit (loss)	7,894	14,134	(474)	3,825	25,379	(2,467)	22,912
Assets	325,746	266,561	141,509	24,530	758,346	45,151	803,497
First Half 2012
Sales to external customers	$463,737	$147,734	$28,684	$38,484	$678,639	$79	$678,718
Intersegment sales	1,171	1,369	329	471	3,340	—	3,340
Operating profit (loss)	12,799	12,945	(3,308)	3,860	26,296	(3,967)	22,329
Assets	353,824	248,086	130,309	23,824	756,043	44,071	800,114
Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.5 million in the second quarter 2013 and $1.4 million in the second quarter 2012. For the first half of the year, stock-based compensation was $2.7 million in 2013 and $2.8 million in 2012.
The Company granted approximately 147,000 stock appreciation rights (SARs) to certain employees in the first quarter 2013 at a strike price of $28.32 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $12.54 per share and will be amortized over the vesting period of three years. The SARs expire in seven years from the date of the grant.
The Company granted approximately 42,000 shares of restricted stock units to certain employees in the first quarter 2013 at a weighted-average fair value of $28.32 per share. The fair value was determined using the closing price of the Company’s common stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock units will forfeit their shares if their employment is terminated prior to the end of the vesting period.
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
The Company received $0.8 million for the exercise of approximately 56,000 options during the first half of 2013 and $0.1 million for the exercise of approximately 13,000 options during the first half of 2012. Exercises of SARs totaled approximately 57,000 in the first half of 2013 and 27,000 in the first half of 2012.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Other-net
Other-net income (expense) for the second quarter and first half of 2013 and 2012 is summarized as follows:

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Thousands)	2013	2012	2013	2012
Foreign currency exchange/translation gain	$426	$177	$1,145	$420
Amortization of intangible assets	(1,324)	(1,435)	(2,642)	(2,869)
Metal consignment fees	(1,701)	(2,648)	(3,518)	(4,869)
Other items	(351)	(22)	(416)	(398)
Total	$(2,950)	$(3,928)	$(5,431)	$(7,716)
Note H — Income Taxes
The tax expense of $3.7 million in the second quarter 2013 was calculated by applying a rate of 29.2% against income before income taxes while the tax expense of $3.7 million in the second quarter 2012 was calculated by applying a rate of 31.8% against the income before income taxes in that period.
In the first half of 2013, the tax expense of $5.6 million was calculated using an effective rate of 26.2%. The tax expense was $6.8 million in the first half of 2012 and the effective rate was 32.5% in that period.
The differences between the statutory and effective rates in the second quarter and first half of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes, discrete events and other factors. The research and experimentation credit for 2013 also reduced the effective tax rate in the second quarter and first half of 2013.
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
Discrete events totaled $0.1 million in the first half of 2012.
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
In the first half of 2013, the depreciation expense on the equipment subject to reimbursement was $2.3 million. Unearned income was reduced by $2.3 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion and amortization expense on the Consolidated Statement of Cash Flows is shown net of reduction in unearned income.

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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 28, 2013:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$494	$494	$—	$—
Foreign currency forward contracts	553	—	553	—
Precious metal forward contracts	23	—	23	—
Total	$1,070	$494	$576	$—
Financial Liabilities
Directors’ deferred compensation liability	$494	$494	$—	$—
Total	$494	$494	$—	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts and precious metal hedge contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheet approximate their fair values as of June 28, 2013.
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
The outstanding foreign currency forward contracts had a notional value of $17.9 million as of June 28, 2013. All of these contracts were designated and effective as cash flow hedges. The fair values of these contracts of $0.6 million was recorded in prepaid expenses on the Consolidated Balance Sheet as of June 28, 2013. The outstanding precious metal forward contracts had a notional value of $0.1 million and a fair value of less than $0.1 million as of June 28, 2013.
There was no ineffectiveness associated with the contracts outstanding at June 28, 2013 and no ineffectiveness expense was recorded in the first six months of 2013 or 2012.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $0.6 million at June 28, 2013 and $1.2 million at June 29, 2012. The Company expects to relieve the entire balance in OCI as of June 28, 2013 to income on the Consolidated Statements of Income during the twelve month period beginning June 29, 2013. See Note L to the Consolidated Financial Statements for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the second quarter and first half of 2013 and 2012 are as follows:

	Gains and Losses On Cash Flow Hedges		Pension and Post Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals			Total
Balance, March 29, 2013	$969	$—	$(125,665)	$1,323	$(123,373)
Other comprehensive income (loss) before reclassifications	13	23	—	(626)	(590)
Amounts reclassified from accumulated other comprehensive income	(429)	—	1,876	—	1,447
Net current period other comprehensive income (loss)	(416)	23	1,876	(626)	857
Balance, June 28, 2013	$553	$23	$(123,789)	$697	$(122,516)

Balance, March 30, 2012	$1,197	$—	$(103,952)	$4,193	$(98,562)
Other comprehensive income (loss) before reclassifications	466	(550)	—	(68)	(152)
Amounts reclassified from accumulated other comprehensive income	(462)	393	1,284	—	1,215
Net current period other comprehensive income (loss)	4	(157)	1,284	(68)	1,063
Balance, June 29, 2012	$1,201	$(157)	$(102,668)	$4,125	$(97,499)

Balance, December 31, 2012	$253	$97	$(127,541)	$4,077	$(123,114)
Other comprehensive income (loss) before reclassifications	871	23	—	(3,380)	(2,486)
Amounts reclassified from accumulated other comprehensive income	(571)	(97)	3,752	—	3,084
Net current period other comprehensive income (loss)	300	(74)	3,752	(3,380)	598
Balance, June 28, 2013	$553	$23	$(123,789)	$697	$(122,516)

Balance, December 31, 2011	$1,399	$51	$(105,236)	$4,947	$(98,839)
Other comprehensive income (loss) before reclassifications	679	(550)	—	(822)	(693)
Amounts reclassified from accumulated other comprehensive income	(877)	342	2,568	—	2,033
Net current period other comprehensive income (loss)	(198)	(208)	2,568	(822)	1,340
Balance, June 29, 2012	$1,201	$(157)	$(102,668)	$4,125	$(97,499)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in other-net on the Consolidated Statement of Income while the gains and losses on precious metal cash cash flow hedges are recorded in cost of sales on the Consolidated Statement of Income. See Note K to the Consolidated Financial Statements for additional details on cash flow hedges.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Accumulated Other Comprehensive Income (Continued)

Reclassifications from accumulated other comprehensive income for pension and post employment benefits are included in the computation of the net periodic pension and post employment benefit expense. See Note C to the Consolidated Financial Statements for additional details on pension and post employment expenses.
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

Second quarter 2013 sales of $306.1 million were 6% lower than sales in the second quarter 2012. The majority of this sales decline was due to lower pass-through metal prices in the second quarter 2013.

Shipments into a number of key markets, including defense and science, automotive electronics and industrial components and commercial aerospace, improved in the second quarter 2013 over the second quarter 2012. Medical market sales softened temporarily in the second quarter, but are anticipated to grow in the third quarter 2013.

Gross margin was $52.8 million in the second quarter 2013 compared to $53.0 million in the second quarter 2012. Improved manufacturing performance, including the output from the new beryllium plant, helped offset the unfavorable change in product mix and other factors affecting margins in the quarter.

Operating profit was $13.4 million in the second quarter 2013, an 8% improvement over the second quarter 2012. Earnings per share were $0.43 in the second quarter 2013 compared to $0.38 in the second quarter 2012.

We increased the quarterly dividend to $0.08 per share and paid $1.6 million to shareholders in the second quarter 2013.

Cash flow from operations was $18.1 million in the first half of 2013. Total debt, after increasing in the first quarter 2013, declined in the second quarter 2013, primarily due to the improved cash flow in that period. As of the end of the second quarter 2013, debt was up $1.8 million from year-end 2012, but the debt-to-debt-plus-equity ratio was 18% compared to 19% at year-end 2012.

During the second quarter 2013, we secured a new revolving credit facility to replace the existing facility that was scheduled to mature in 2016. The borrowing capacity is $50.0 million higher and the borrowing spreads are lower under the new facility than they were under the prior facility. The new facility matures in 2018.
RESULTS OF OPERATIONS

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions, except per share data)	2013	2012	2013	2012
Sales	$306,141	$325,088	$605,310	$678,718
Operating profit	13,390	12,445	22,912	22,329
Income before income taxes	12,577	11,625	21,271	20,811
Net income	8,909	7,929	15,694	14,047
Diluted earnings per share	$0.43	$0.38	$0.75	$0.68

Sales of $306.1 million in the second quarter 2013 were $19.0 million, or 6%, lower than sales of $325.1 million in the second quarter 2012. Sales from three of our reportable segments – Performance Alloys, Beryllium and Composites and Technical Materials – grew in the second quarter 2013 over the second quarter 2012, while sales from Advanced Material Technologies declined. The prices of key raw materials, including gold, silver and copper, were lower in the second quarter 2013 than the second quarter 2012 and the lower pass-through metal prices reduced sales in the second quarter 2013 by an estimated $22.0 million.

Sales in the first half of 2013 of $605.3 million were 11% lower than sales of $678.7 million in the first half of 2012. Lower pass-through metal prices accounted for an estimated $25.2 million of the $73.4 million decline in sales in the first half of the year.

The comparisons of sales in the second quarter and first half of 2013 to the respective periods in 2012 were also affected by changes in foreign currency translation rates, a change in the amount of customer-supplied precious metals, the discontinuation of a non-strategic product line and other items.

Domestic sales declined approximately 7% in the second quarter 2013 from the second quarter 2012 and 15% in the first half of 2013 from the first half of 2012. International sales were 3% lower in the second quarter 2013 than the second quarter 2012 as softer sales in Asia and other parts of the world were partially offset by higher sales in Europe. International sales were down approximately 1% in the first half of 2013 from the first half of 2012.

Sales order entry over the first two quarters of 2013 was approximately equal to sales.

The cost of gold, silver, platinum, palladium and copper are typically passed through to customers and therefore movements in the prices of these metals will affect sales, but may not have a commensurate impact on margins. Internally, we manage our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales were $159.3 million in the second quarter 2013, a 3% increase from value-added sales of $154.5 million in the second quarter 2012. Value-added sales were $310.6 million in the first half of 2013 and $312.0 million in the first half of 2012. A reconciliation of sales to value-added sales is provided in a later section of this Management's Discussion and Analysis.

Value-added sales to the consumer electronics market, our largest market with approximately 27% of our total value-added sales in the second quarter 2013, were 3% lower in the second quarter and first half of 2013 than the comparable periods of 2012. The phase-out of an application for disk drive arms was a main cause for the decline in the second quarter and first half of 2013 while lower shipments of copper-based alloys in the first quarter 2013 contributed to the fall-off in value-added sales in the first half of the year. Shipments of precious metals for semiconductor and other microelectronic applications improved slightly in the first half of 2013. Value-added sales to the consumer electronics market improved approximately 6% in the second quarter 2013 over the first quarter 2013 after growing 7% in the first quarter 2013 over the fourth quarter 2012.

As a material supplier to this market, we sell to stamping houses and sub-assembly shops and we are several steps removed from the end-use consumer. Our sales to this market in a given period, therefore, are affected by downstream inventory levels and production schedules and changes in market share of the intermediaries within the supply chain, not necessarily by changes in sales of the final product or in consumer demand for that period. Technologies can change quickly in this market and applications can have short life spans.

Value-added sales to the industrial components and commercial aerospace market improved approximately 3% in the second quarter 2013 over the second quarter 2012. Value-added sales to this market in the first half of 2013, however, were 2% lower than the first half of 2012. Value-added sales of our ToughMet® products for heavy equipment and other applications, which were a key driver for the growth in this market in 2012, have been relatively flat throughout the first half of 2013. The industrial components and commercial aerospace market is our second largest market, accounting for 18% of our value-added sales in the second quarter 2013.

Value-added sales to the medical market, after growing approximately 20% in the first quarter 2013 over the first quarter 2012, softened approximately 12% in the second quarter 2013 from the second quarter 2012. The softness in the second quarter 2013 was due to lower shipments for blood glucose test strip and x-ray window applications.

Value-added sales to the defense and science market in the second quarter 2013 were approximately 21% higher than the second quarter 2012 and 30% higher than the first quarter 2013. Value-added sales to this market were 5% lower in the first half of 2013 than the first half of 2012 as a result of the softer first quarter 2013. The improvement in the second quarter 2013 was largely due to increased shipments of beryllium products. Shipments of optics throughout the first half of 2013 were lower than the first half of 2012 primarily as a result of government spending cut-backs.

Energy market value-added sales grew 3% in the second quarter 2013 over the second quarter 2012. Value-added sales to this market were 8% lower in the first half of 2013 than the first half of 2012. The growth in the second quarter 2013 was partially due to architectural glass applications. The value-added sales to the oil and gas sector, which were weak in the first quarter 2013 due to market conditions, improved in the second quarter 2013 over the first quarter 2013.

Automotive electronics market value-added sales grew approximately 21% in the second quarter 2013 over the second quarter 2012 after growing 13% in the first quarter 2013 over the first quarter 2012. The growth was due to improved market conditions and new application development. Value-added sales to the automotive electronics market were approximately 12% of our total value-added sales in the second quarter 2013.

Gross margin was $52.8 million, or 17% of sales, in the second quarter 2013 compared to $53.0 million, or 16% of sales, in the second quarter 2012. Gross margin in the first half of 2013 was $101.2 million, or 17% of sales, versus $102.4 million, or 15% of sales, in the first half of 2012. Gross margin as a percent of value-added sales was 33% in the second quarter 2013 compared to 34% in the second quarter 2012. Gross margin was 33% of value-added sales in the first half of both 2013 and 2012.

The gross margin in the second quarter 2013 benefitted from the margin generated by the higher value-added sales, higher production volumes, improved efficiencies at various operations and other factors offset, in part, by slightly higher manufacturing overhead costs, an unfavorable change in product mix and an unfavorable movement in currency translation rates.

The volume impact on gross margins in the first half of 2013 was slightly unfavorable as were the change in product mix and the movement in currency translation rates. We recorded a physical inventory loss at our Albuquerque, New Mexico facility of $2.3 million in the first quarter 2013. The impact of these items was partially offset by manufacturing improvements at several facilities and lower manufacturing overhead costs.

Gross margin in the second quarter 2013 and first half of 2013 benefitted from the improved manufacturing performance of the new beryllium plant in Elmore, Ohio. The plant had its highest output to date in the second quarter 2013 and output levels have increased for four consecutive quarters.

Selling, general and administrative (SG&A) expenses totaled $33.3 million in the second quarter 2013 compared to $33.5 million in the second quarter 2012. SG&A expenses were $66.1 million in the first half of 2013, unchanged from the first half of 2012. SG&A expenses were 11% of sales in the first half of 2013 and 10% of sales in the first half of 2012. SG&A expenses were 21% of value-added sales in the first half of 2013 and 2012.

Facility consolidation and closure costs under the program initiated in 2012 totaled $0.3 million in the second quarter 2013 and $0.7 million in the first half of 2013. One small facility was closed in the fourth quarter 2012, while two others are scheduled to be closed with portions of the businesses relocated to other facilities. A fourth operation will be consolidated into a smaller building during 2013. The costs in the first half of 2013 were primarily for employee retention and severance and other items associated with relocating the operations. Facility consolidation and closure costs totaled $0.6 million in the first half of 2012, all of which was recorded in the second quarter of that year.

The expense for the domestic defined benefit pension plan was $0.9 million higher in the second quarter 2013 than the second quarter 2012 and $1.8 million higher in the first half of 2013 than the first half of 2012. The increase was caused by a reduction in the discount rate used to value the plan liability, changes in mortality assumptions and other factors. The increased expense was recorded mainly in SG&A as well as cost of sales.

The incentive compensation expense under cash-based plans was $0.5 million higher in the second quarter 2013 than the second quarter 2012 and $1.6 million higher in the first half of 2013 than the first half of 2012. The increase was caused by differences in the projected level of annual profit relative to the plans' targets in each year and other factors.

Stock-based compensation expense was $1.5 million in the second quarter 2013 and $1.4 million in the second quarter 2012. Stock-based compensation expense in the first half of 2013 was $2.7 million compared to $2.8 million in the first half of 2012. Movements in stock-based compensation between periods may be caused by differences in the number of grants, the fair value of the grants and other items.

Offsetting a portion of the above cost increases were the savings from the plant consolidation program, reductions in expenses in China in response to the current business levels and other cost control measures.

Movements in the exchange rates between periods resulted in a reduction in the translated value of various foreign currency denominated expenses of $0.3 million in the second quarter 2013 and $0.5 million in the first half of 2013 relative to the respective periods of 2012.

Research and development (R&D) expenses were $3.2 million in the second quarter 2013 and the second quarter 2012. R&D expenses of $6.7 million in the first half of 2013 increased 7% over the $6.3 million expense in the first half of 2012. The increase was due to various projects and higher activity levels across portions of our business. R&D expense was approximately 1% of sales in the first half of 2013 and 2012.

Other-net expense totaled $3.0 million in the second quarter 2013 compared to $3.9 million in the second quarter 2012. Other-net expense was $5.4 million in the first half of 2013 and $7.7 million in the first half of 2012. See Note G to the Consolidated Financial Statements for details of the major components within other-net expense.

The metal consignment fee of $1.7 million in the second quarter 2013 was $0.9 million lower than the fee of $2.6 million in the second quarter 2012 while the fee for the first six months of 2013 of $3.5 million was $1.4 million lower than the comparable period of 2012. The lower fee resulted from a reduction in the quantity of metal on hand and lower metal prices.

The net foreign currency exchange and translation gain was $0.2 million higher in the second quarter 2013 and $0.7 million higher in the first half of 2013 than the respective periods of 2012 as a result of the movement in the value of the U.S. dollar versus certain other currencies and their impact on transactions and balances and in relation to the strike prices in currency hedge contracts.

Other-net expense also includes amortization expense, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other items.

Operating profit of $13.4 million in the second quarter 2013 was an 8% improvement over the operating profit of $12.4 million in the second quarter 2012. The growth in operating profit resulted from the margin generated by the higher value-added sales and a reduction in metal consignment fees offset, in part, by higher manufacturing overhead costs and other items. Operating profit of $22.9 million (4% of sales) in the first half of 2013 was 3% higher than the operating profit of $22.3 million (3% of sales) in the first half of 2012. Operating profit was 7% of value-added sales in the first half of 2013 and 2012.

Interest expense - net was $0.8 million in the second quarter 2013, unchanged from the second quarter 2012. For the first half of 2013, interest expense-net was $1.6 million compared to $1.5 million in the first half of 2012. Average debt levels and the effective borrowing rates were fairly similar over the first half of 2013 and the first half of 2012.

Income before income taxes and income tax expense for the second quarter and first half of 2013 and 2012 were as follows:

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2013	2012	2013	2012
Income before income taxes	$12.6	$11.6	$21.3	$20.8
Income tax expense	3.7	3.7	5.6	6.8
Effective tax rate	29.2%	31.8%	26.2%	32.5%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and credits, state and local taxes and other items were major factors for the difference between the effective and statutory rates in the second quarter and first half of 2013 and 2012.

The tax expense for the first half of 2013 included a net discrete tax benefit of $0.6 million recorded in the first quarter 2013 that primarily represented the estimated full value of the research and experimentation credit for 2012. This benefit was not included in our tax rate for 2012 as accounting regulations require us to record tax expense based upon the laws in effect as of the end of the year and the U.S. Congress did not extend the research and experimentation credit for 2012 until January 2013. The effective tax rate in the second quarter and first half of 2013 also included a proportionate share of the estimated research and experimentation credit for 2013.

The tax expense in the first half of 2012 included $0.1 million for discrete items in that period.

Net income was $8.9 million (or $0.43 per share, diluted) in the second quarter 2013 versus to $7.9 million (or $0.38 per share, diluted) in the second quarter 2012. Net income was $15.7 million (or $0.75 per share, diluted) in the first half of 2013 and $14.0 million (or $0.68 per share, diluted) in the first half of 2012.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The All Other column in the segment reporting includes our parent company expenses, other corporate charges and the operating results of Materion Services Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

The operating loss within All Other in the second quarter 2013 was $0.4 million lower than the second quarter 2012 and $1.5 million lower in the first half of 2013 than the first half of 2012. Incurred costs at corporate were higher in the second quarter and first half of 2013, partially as a result of legal and other administrative costs associated with the investigation into the potential inventory theft in 2012, but these costs were more than offset by an increase in charges out of other costs to the business units.

Advanced Material Technologies

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions)	2013	2012	2013	2012
Sales	$196.0	$221.9	$389.9	$463.7
Operating profit	4.5	7.5	7.9	12.8

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

Sales from Advanced Material Technologies were $196.0 million in the second quarter 2013, a decline of $25.9 million, or 12%, from sales of $221.9 million in the second quarter 2012. Sales in the first half of 2013 of $389.9 million were $73.8 million, or 16%, lower than sales of $463.7 million in the first half of 2012. Lower pass-through metal prices accounted for an estimated $20.7 million of the decline in sales in the second quarter 2013 from the second quarter 2012 and $24.3 million of the decline in sales in the first half of 2013 from the first half of 2012.

Value-added sales of $72.0 million in the second quarter 2013 were 2% lower than value-added sales of $73.5 million in the second quarter 2012. Value-added sales in the first half of 2013 were $140.7 million, a 2% decline from the value-added sales of $143.0 million in the first half of 2012.

Consumer electronics is Advanced Material Technologies' largest market, accounting for approximately 39% of the segment's value-added sales. Value-added sales to this market in the second quarter 2013 were unchanged from the year ago period and 1% higher in the first half of 2013 than the first half of 2012. On a sequential basis, value-added sales to the consumer electronics market have grown in 2013, as value-added sales in the second quarter were 10% higher than in the first quarter while value-added sales in the first quarter were 19% higher than in the fourth quarter 2012. Value-added sales of phosphors for LED applications grew in the second quarter and first half of 2013 due to the improved performance that these materials provide. However, value-added sales of precious metals for LED applications have declined as manufacturers are redesigning their products to use lower quantities of precious metals in order to reduce costs and the ultimate price to the end-use consumers. Value-added sales for wireless applications improved in the second quarter 2013 over the second quarter 2012 while value-added sales for data storage applications softened.

Value-added sales to the medical market, primarily precious metal coated precision polymer films, declined approximately 10% in the second quarter 2013 from the second quarter 2012. Value-added sales to the medical market had grown in the first quarter 2013 over the first quarter 2012 and value-added sales in the first half of 2013 were 6% higher than value-added sales in the first half of 2012. Manufacturing issues at an outside vendor caused delays in shipments to a key customer in the second quarter 2013. Those issues have been resolved and shipments were resumed late in the quarter. Based upon order entry patterns and other market information, we anticipate that shipments to the medical market will be strong in the third quarter 2013. The medical market is this segment's second largest market, accounting for approximately 16% of value-added sales in the second quarter 2013.

Value-added sales from refining and shield kit cleaning operations grew in the second quarter 2013 and first half of 2013 over the respective periods of 2012. This growth is partially due to capturing additional market share supported by our expanded operations that provide additional capacity and improved processing times. The level of value-added sales from these operations is also partially a function of the ounces in the supply chain available to be reclaimed. The closure of the shield kit cleaning operations in the Czech Republic in the fourth quarter 2012 had a slightly unfavorable impact on our value-added sales in the first half of 2013.

Defense and science value-added sales declined approximately 6% in the second quarter 2013 and 12% in the first half of 2013 from the comparable periods in 2012. The decline was largely due to lower shipments of optics as a result of government spending cut-backs. A number of defense applications for optics are funded and remain active. However, the order entry rate has been soft and orders could be more severely impacted by potential government spending cuts with the beginning of the new federal government fiscal year in October.

The value-added sales to the energy market, after softening in the first quarter 2013 from the first quarter 2012, grew 12% in the second quarter 2013 over the second quarter 2012. The growth in the second quarter 2013 was largely due to shipments of silver-containing products for architectural glass applications as market conditions for these materials have improved. The value-added for solar applications also improved slightly in the second quarter 2013, but the overall shipment levels and market conditions remained weak.

We discontinued sales of silver investment bars in the third quarter 2012, as this non-strategic product line generated extremely low margins that could not justify the associated level of working capital and overhead. This action accounted for a reduction in sales of $4.1 million in the second quarter 2013 and $8.5 million in the first half of 2013 from the comparable periods in 2012. The value-added impact was only $0.1 million in the second quarter 2013 and $0.2 million in the first half of 2013.

The plant consolidation program has had minimal impact on our sales and value-added sales in the first half of 2013. The manufacturing of microelectronic packages was in transition, moving from our small facility in Massachusetts to Singapore (with the relocation scheduled to be completed in the third quarter 2013), but sales of packages from the Massachusetts facility were 5% higher in the first half of 2013 than the first half of 2012.

Gross margin generated by Advanced Material Technologies was $26.1 million, or 13% of sales, in the second quarter 2013 versus $29.7 million, or 13% of sales, in the second quarter 2012. For the first half of 2013, gross margin was $51.0 million, or 13% of sales, compared to $55.8 million, or 12% of sales, in the first half or 2012. Gross margin was 36% of value-added sales in both the second quarter and first half of 2013. Gross margin was 40% of value-added sales in the second quarter 2012 and 39% of value-added sales in the first half of 2012.

The gross margin was lower in the second quarter 2013 and first half of 2013 partially as a result of the margin impact on the lower value-added sales in both periods. Process improvements and yield gains provided a benefit to the gross margin the first half of 2013; the majority of this benefit was achieved in the first quarter 2013 as these efficiencies were not as favorable in the second quarter 2013. The change in product mix was unfavorable in the second quarter 2013 and first half of 2013. Manufacturing overhead costs in the second quarter 2013 were unchanged from the second quarter 2012 and 4% lower in the first half of 2013 than the first half of 2012. A physical inventory loss at the Albuquerque facility of $2.3 million in the first quarter 2013 contributed to the margin decline in the first half of 2013.

Total SG&A, R&D and other-net expenses were $21.5 million (11% of sales) in the second quarter 2013 compared to $22.2 million (10% of sales) in the second quarter 2012. These expenses totaled $43.1 million (11% of sales) in the first half of 2013 and $43.0 million (9% of sales) in the first half of 2012. Expenses were 31% of value-added sales in the first half of 2013 and 30% of value-added sales in the first half of 2012.

The metal consignment fee was lower in the second quarter and first half of 2013 compared to the same periods in 2012 due to a combination of lower metal prices and reduced quantities of metal on hand. SG&A expenses declined throughout the first half of 2013 due, in part, to savings resulting from the facility closure activities and other cost control measures. Costs were reduced at the Shanghai facility in the first half of 2013 in response to the current business levels. The aforementioned costs to implement the facility consolidations flowed through this segment's expenses. R&D expenses were higher in the second quarter and first half of 2013 due to increased activity. Corporate charges and incentive compensation expenses also were higher in the second quarter and first half of 2013 than the comparable periods in 2012.

Advanced Material Technologies generated an operating profit of $4.5 million in the second quarter 2013 and $7.5 million in the second quarter 2012. Operating profit was $7.9 million (2% of sales) in the first half of 2013 compared to $12.8 million

(3% of sales) in the first half of 2012. Operating profit was 6% of value-added sales in the first half of 2013 and 9% of value-added sales in the first half of 2012.
Performance Alloys

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions)	2013	2012	2013	2012
Sales	$74.3	$72.5	$148.9	$147.7
Operating profit	6.9	6.7	14.1	12.9

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

Performance Alloys' sales of $74.3 million in the second quarter 2013 were 3% higher than sales of $72.5 million in the second quarter 2012, while sales of $148.9 million in the first half of 2013 were 1% higher than the first half of 2012.

Total volumes shipped in the second quarter 2013 were 6% higher than the second quarter 2012. Shipments of strip products accounted for this growth as bulk product shipments were unchanged. Volumes shipped were 2% higher in the first half of 2013 than the first half of 2012 as the growth in strip product shipments more than offset a decline in shipments of bulk products. As previously noted, shipments of ToughMet® products, our non-beryllium containing alloy manufactured in strip and bulk forms, were relatively flat in the second quarter and first half of 2013 compared to the respective periods of 2012.

There were no sales of beryllium hydroxide in the second quarter 2013 or 2012 while beryllium hydroxide sales in the first half of 2013 were $0.7 million higher than in the first half of 2012.

Copper pass-through prices were lower in the second quarter 2013 than the second quarter 2012 after being higher in the first quarter 2013 than the first quarter 2012. The U.S. dollar strengthened against the currencies in which we sell during the first half of 2013. The impact of the stronger dollar on the translated value of foreign currency denominated sales coupled with the impact of the changes in copper prices reduced Performance Alloys' sales by an estimated $3.2 million in the second quarter 2013 and $3.9 million in the first half of 2013 from the respective periods in 2012.

The sales order entry rate softened slightly in the second quarter 2013 and for the first half of 2013, order entry was approximately 2% lower than sales.

Performance Alloys' value-added sales totaled $58.8 million in the second quarter 2013 and $56.7 million in the second quarter 2012. Value-added of sales in the first half of 2013 of $118.1 million were 2% higher than value-added sales of $116.1 million in the first half of 2012.

Value-added sales to the automotive electronics market, primarily strip products, grew approximately 37% in the second quarter 2013 and 32% in the first half of 2013 over the respective periods of 2012 as a result of improved market conditions and the development of new applications.

Consumer electronics value-added sales in the second quarter 2013 were flat with the second quarter 2012, but 8% higher than the first quarter 2013. Value-added sales into the consumer electronics market were down 4% in the first half of 2013 from the first half of 2012. Due to changes in technologies, downstream inventory positions and other factors, our shipments into the consumer electronics market in a given period are not necessarily driven by sales of the final product or by consumer demand in that period.

Value-added sales from the industrial components and commercial aerospace market, Performance Alloys' largest market, were up 4% in the second quarter 2013 over the second quarter 2012 and 2% in the first half of 2013 over the first half of 2012. The commercial aerospace sector accounted for the growth in the second quarter 2013.

The value-added sales into the energy market declined 10% in the second quarter 2013 from a strong second quarter 2012 and 17% in the first half of 2013 from the first half of 2012. This decline was largely due to a reduction in the oil and gas rig count. Value-added sales grew 11% in the second quarter 2013 over the first quarter 2013 as market conditions have recently improved.

The value-added sales to various smaller markets, including defense and science, medical and telecommunications infrastructure, improved in the second quarter 2013 while the value-added sales to the appliance market remained weak.

The gross margin on Performance Alloys' sales was $17.8 million, or 24% of sales, in the second quarter 2013 and $17.9 million, or 25% of sales, in the second quarter 2012. Gross margin was $35.1 million, or 24% of sales, in the first half of 2013 versus $34.9 million, or 24% of sales, in the first half of 2012. Gross margin was 30% of value-added sales in the second quarter 2013, down from 32% of value-added sales in the second quarter 2012, and 30% of value-added sales in the first half of 2013, unchanged from the same period in 2012.

The slight decline in gross margin dollars in the second quarter 2013 from the second quarter 2012 resulted from the additional margin generated by the increased value-added sales, the benefits from improved shop floor performance and a slightly favorable change in product mix being more than offset by the impact of currency translation rates, lower production volumes as inventories were pulled down in the second quarter 2013, an increase in manufacture overhead costs and other factors.

The higher gross margin dollars generated in the first half of 2013 from the first half of 2012 resulted in part from the increased sales of hydroxide, higher shipments of strip and bulk products and the improved shop floor performance. Price increases also provided a minor benefit to gross margin in the first half of 2013. These benefits were partially offset by the unfavorable movement in translation rates, differences in production volumes, higher overhead costs and other factors.

Total SG&A, R&D and other-net expenses were $10.9 million (15% of sales) in the second quarter 2013 versus $11.2 million (15% of sales) in the second quarter 2012. These expenses totaled $21.0 million (14% of sales) in the first half of 2013 compared to $22.0 million (15% of sales) in the first half of 2012. These expenses were 18% of value-added sales in the first half of 2013 and 19% of value-added sales in the first half of 2012.

The primary causes for the lower expenses in the second quarter and first half of 2013 included differences in foreign currency exchange gains (as a result of movements in the exchange rates and matured hedge contracts and that offset part of the negative impact the exchange rates had on gross margins) and the currency rate impact on the translation of foreign currency expenses into U.S. dollars. The incentive compensation expense was also lower in the second quarter 2013 and first half of 2013 than the comparable periods of 2012. These benefits were offset in part by increases in R&D expenses, due to higher activity levels, and corporate charges in the second quarter and first half of 2013.

Performance Alloys generated an operating profit of $6.9 million in the second quarter 2013 compared to $6.7 million in the second quarter 2012. Operating profit was $14.1 million in the first half of 2013, an improvement of $1.2 million over the operating profit of $12.9 million in the first half of 2012. Operating profit was 9% of sales in the first half 2013 and the first half of 2012. Operating profit was also 12% of value-added sales in the first half of 2013 and 11% of sales in the first half of 2012.

Beryllium and Composites

(Millions)	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Sales	$16.2	$12.6	$28.5	$28.7
Operating (loss) profit	0.8	(2.0)	(0.5)	(3.3)

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

Beryllium and Composites' sales of $16.2 million in the second quarter 2013 were $3.6 million, or 29%, higher than sales of $12.6 million in the second quarter 2012. Sales of $28.5 million in the first half of 2013 were 1% lower than sales of $28.7 million in the first half of 2012. Beryllium and Composites does not directly pass through changes in the costs of its materials sold, so under our definition, sales and value-added sales for this segment are the same.

Sales to the defense and science market improved 51% in the second quarter 2013 from the second quarter 2012 and accounted for the majority of the growth in sales from Beryllium and Composites. Defense and science sales in the second quarter 2013 also improved 61% over the first quarter 2013. Sales to this market were down 1% in the first half of 2013 from the first half of 2012. A portion of the increased sales in the second quarter 2013 was due to orders that were initially scheduled to be shipped in the first quarter 2013 but did not ship until the second quarter due to manufacturing delays. These manufacturing delays were unrelated to the new beryllium plant. While the government budgetary spending reductions and the sequestration has impacted the order entry rate, our quarterly sales during 2013 are more dependent upon the timing of government programs. A portion of the sales improvement in this market in the second quarter was in science applications, which is a growth platform for Beryllium and Composites, as opposed to traditional defense related applications.

Industrial components and commercial aerospace sales improved 24% in the second quarter 2013 over a weak second quarter 2012 and 12% in the first half of 2013 over the first half of 2012.

Sales to the medical market, primarily for x-ray window applications, were softer in the second quarter and first half of 2013 than the comparable periods of 2012 while sales to the telecommunications infrastructure market, mainly beryllia ceramic products, grew slightly in the first half of 2013 over the first half of 2012.

The order entry level softened in the second quarter 2013. For the first half of 2013, order entry was approximately 4% lower than sales.

The gross margin on Beryllium and Composites' sales was $4.5 million (28% of sales) in the second quarter 2013 and $1.7 million (14% of sales) in the second quarter 2012. Gross margin in the first half of 2013 was $7.3 million (26% of sales) compared to $3.9 million (14% of sales) in the first half of 2012.

The $2.8 million increase in gross margin in the second quarter 2013 over the second quarter 2012 resulted primarily from the higher sales volume, increased production volumes and the improved performance of the new beryllium plant. Gross margin grew in the first half of 2013 over the first half of 2012 due to the performance of the new plant, improved scrap utilization, higher production volumes and a favorable change in product mix.

While the performance of the new plant continued to improve, additional beryllium material was purchased during the second quarter 2013 in order to help satisfy the demand requirements in the second half of 2013.

SG&A, R&D and other-net expenses for Beryllium and Composites totaled $3.7 million in the second quarter 2013, unchanged from the second quarter 2012. These expenses were $7.7 million in the first half of 2013 compared to $7.2 million in the first half of 2012. In the second quarter 2013, increases in selling expenses, corporate charges and other items were offset by reductions in R&D and incentive compensation expenses. The increased expenses in the first half of 2013 over the first half of 2012 were largely due to increased R&D activity on various projects in the first quarter of 2013, higher corporate charges and other expenses, including amortization expenses at AMC.

Beryllium and Composites generated an operating profit of $0.8 million in the second quarter 2013 compared to an operating loss of $2.0 million in the second quarter 2012. In the first half of 2013, Beryllium and Composites lost $0.5 million compared to an operating loss of $3.3 million in the first half of 2012.
Technical Materials

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions)	2013	2012	2013	2012
Sales	$19.6	$18.1	$38.0	$38.5
Operating profit	2.4	2.0	3.8	3.9

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

Sales from Technical Materials of $19.6 million in the second quarter 2013 grew 8% from sales of $18.1 million in the second quarter 2012. Sales in the first half of 2013 of $38.0 million were 1% lower than sales of $38.5 million in the first half of 2012. The increased sales in the second quarter 2013 were across the majority of product lines, with inlay and milling products showing the largest growth. Order entry levels remained inconsistent throughout the first half of 2013. Order entry was approximately equal to sales in the second quarter 2013 and 5% higher than sales in the first half of 2013.

Value-added sales of $12.3 million in the second quarter 2013 were approximately 5% higher than value-added sales in the second quarter 2012 while value-added sales of $23.3 million in the first half of 2013 were approximately 3% lower than the first half of 2012.

Value-added sales to the automotive electronics market improved in the second quarter and first half of 2013 over the comparable periods in 2012. The improvement was in both the domestic and international markets. Value-added sales to the energy market also improved in the second quarter and first half of 2013 from the respective periods in 2012 due to fuel cell and other new product development programs. Value-added sales to the consumer electronics market softened in the second quarter and first half of 2013 largely due to changes in technologies and the phase-out of the existing disk drive application.

Technical Materials' gross margin was $4.6 million, or 24% of sales, in the second quarter 2013 and $4.2 million, or 23% of sales, in the second quarter 2012. Gross margin for this segment was $8.2 million in the first half of 2013 and $8.6 million in the first half of 2012. Gross margin was 22% of sales in both the first half of 2013 and 2012. Gross margin improved to 38% of value-added sales in the second quarter 2013 from 36% of value-added sales in the second quarter 2012. In the first half of 2013, gross margin was 35% of value-added sales compared to 36% of value-added sales in the first half of 2012.

The margin growth in the second quarter 2013 was due to a combination of the higher sales volumes and improved yields on inlay products resulting from lean sigma efforts. These benefits were partially offset by higher manufacturing overhead costs, including exempt salary and fringe benefit costs. The lower gross margin in the first half of 2013 resulted from the lower volumes and higher manufacturing overhead costs offset in part by improved manufacturing efficiencies.

SG&A, R&D and other-net expenses totaled $2.2 million in the second quarter 2013, unchanged from the second quarter 2012. Theses expenses totaled $4.4 million in the first half of 2013 compared to $4.7 million in the first half of 2012 and were 12% of sales in both periods. Expenses were 19% of value-added sales in the first half of 2013 and 20% of value-added sales in the first half of 2012. The lower expense dollars in the first half of 2013 resulted from a reduction in manpower and other administrative costs as well as a reduction in various selling expenses in the first quarter 2013.

Operating profit generated by Technical Materials was $2.4 million in the second quarter 2013 compared to $2.0 million in the second quarter 2012. Operating profit of $3.8 million in the first half of 2013 was slightly lower than the operating profit of $3.9 million in first half of 2012. Operating profit was 10% of sales and 16% of value-added sales in the first half of 2013 and the first half of 2012.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the second quarter and first half of 2013 and 2012 is as follows:

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions)	2013	2012	2013	2012
Sales
Advanced Material Technologies	$196.0	$221.9	$389.9	$463.7
Performance Alloys	74.3	72.5	148.9	147.7
Beryllium and Composites	16.2	12.6	28.5	28.7
Technical Materials	19.6	18.1	38.0	38.5
All Other	—	—	—	0.1
Total	$306.1	$325.1	$605.3	$678.7

Less: Pass-through Metal Cost
Advanced Material Technologies	$124.0	$148.4	$249.2	$320.7
Performance Alloys	15.5	15.8	30.8	31.6
Beryllium and Composites	—	—	—	—
Technical Materials	7.3	6.4	14.7	14.5
All Other	—	—	—	—
Total	$146.8	$170.6	$294.7	$366.8

Value-added Sales
Advanced Material Technologies	$72.0	$73.5	$140.7	$143.0
Performance Alloys	58.8	56.7	118.1	116.1
Beryllium and Composites	16.2	12.6	28.5	28.7
Technical Materials	12.3	11.7	23.3	24.0
All Other	—	—	—	—
Total	$159.3	$154.5	$310.6	$311.9

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

One of our subsidiaries, Materion Brush Inc., is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or other ailments as a result of exposure to beryllium. One CBD case, which was filed in 2012, was outstanding as of the second quarter of 2013. There were no CBD settlement payments made in the first half of 2013.

FINANCIAL POSITION

Net cash provided from operations was $18.1 million in the first half of 2013, as net income, the effects of depreciation, amortization and stock compensation expense and other items offset the decrease in accounts payable and accrued items (which was partially due to the payment of the 2012 incentive compensation to employees during the first quarter 2013).

Cash was $15.7 million as of the end of the second quarter 2013 compared to $16.1 million as of year-end 2012.

Accounts receivable of $129.8 million as of the end of the second quarter 2013 were $3.3 million, or 3%, higher than the receivable balance of $126.5 million as of year-end 2012. The increase was primarily due to higher sales in the second quarter 2013 than the fourth quarter 2012. The days sales outstanding (DSO), a measure of the average collection time, slowed from 37 days as of year-end 2012 to 38 days as of the end of the second quarter 2013 and contributed to the increase in the receivable balance. While this DSO level is within our historical operating range, we continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. The bad debt expense in the first half of 2013 was immaterial.

Inventories totaled $207.6 million as of the end of the second quarter 2013, an increase of $1.5 million since year-end 2012. The inventory turnover ratio, a measure of how effectively inventory is utilized, was relatively unchanged as of the end of the second quarter 2013 from year-end 2012.

The inventory increase was partially due to the purchase of beryllium feedstock during the second quarter 2013 that will be used to augment production from the new beryllium plant in order to meet the increased sales demand in the second half of the year.

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

In the second quarter 2013, gold prices declined from the year-end 2012 levels. These lower prices were charged to cost of sales, matching the pass-through prices charged to the customers, and did not have a significant impact on the inventory value.

Capital expenditures for the first half of 2013 and 2012 are summarized as follows:

	First Half Ended
	June 28,	June 29,
(Millions)	2013	2012
Capital expenditures	$13.0	$18.0
Mine development	4.4	0.8
Subtotal	17.4	18.8
Reimbursement for spending under government contract	—	1.0
Net spending	$17.4	$17.8

The multi-year $104.9 million Title III contract with the U.S. Department of Defense for the design and development of a new facility for the production of primary beryllium was largely completed during 2012 and, therefore, there was no additional spending under the contract or any reimbursements received during the first half of 2013. We did spend an additional $0.9 million outside of the Title III contract during the first half of 2013 on the beryllium facility to improve the performance of specific pieces of equipment and related infrastructure.

Spending on major projects in the first half of 2013 included the large optics initiative at the Westford, Massachusetts facility, new vertical casting equipment to increase the capacity to manufacture ToughMet® products at our Lorain, Ohio facility, upgrades to the rolling equipment at the Reading, Pennsylvania operations to allow for improved quality of thin gauge strip product, upgrades to the strip and bulk product processing equipment at the Elmore facility and an upgrade and expansion of the welding line capabilities at the Lincoln, Rhode Island operations. Capital spending in the first half of 2013 also included various information technology projects.

Mine development costs of $4.4 million in the second quarter 2013 were part of a $14.5 million pit in Utah that was started in 2012. Extraction of ore from this pit began late in the second quarter of this year.

Intangible assets were $26.6 million at the end of the second quarter 2013, a decrease of $2.3 million since the end of 2012. The decrease was due to current period amortization net of deferred financing costs incurred in support of the new revolving credit facility.

Other liabilities and accrued items were $46.6 million at the end of the second quarter 2013, a decrease of $9.2 million from year-end 2012. The payment of the 2012 annual incentive compensation to employees in the first quarter 2013 was the main cause of the decline. The fair value of derivative financial instruments declined due to maturities and changes in market rates while various other balances also declined due to business levels, seasonal factors or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not yet shipped, was $0.5 million at the end of the second quarter 2013 compared to $1.5 million as of December 31, 2012. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $16.3 million at the end of the second quarter 2013 compared to $16.2 million at year-end 2012 as increases in long-term compensation plan accruals were partially offset by the amortization of capital lease balances.

Unearned income was $58.8 million at the end of the second quarter 2013 compared to $61.2 million as of year-end 2012. This balance represents the unamortized reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. The reduction to unearned income in the first half of 2013 was recorded against cost of sales on the Consolidated Statement of Income and offset the depreciation expense recorded on the underlying equipment. Depreciation and amortization expense on the Consolidated Statement of Cash Flows is depicted net of the corresponding reduction in unearned income. See Note I to the Consolidated Financial Statements.

The retirement and post-employment benefit liability was $123.4 million at the end of the second quarter 2013 compared to $126.0 million as of December 31, 2012. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic defined benefit pension plan declined $2.5 million in the first half of 2013 as a result of a contribution to the plan totaling $5.5 million and an adjustment to other comprehensive income of $3.6 million offset in part by an expense of $6.6 million.

The retirement and post-employment benefit liability was also affected by differences between the payments made under other plans, the quarterly expense for these plans and other factors.

Debt totaled $96.1 million as of the end of the second quarter 2013, an increase of $1.8 million over the year-end 2012 balance of $94.3 million. Debt increased $19.1 million in the first quarter 2013 in order to fund the payment of the 2012 incentive compensation to employees in the first quarter 2013, other working capital items, capital expenditures and the dividend to shareholders. Debt then declined $17.3 million in the second quarter 2013 as a result of the improved net income and other changes in working capital items.

Outstanding short-term debt was $36.5 million as of the end of the second quarter 2013, while long-term debt totaled $59.6 million.

We were in compliance with all of our debt covenants as of the end of the second quarter 2013.

Shareholders' equity of $430.8 million as of the end of the second quarter 2013 was $15.8 million higher than the balance of $415.0 million as of year-end 2012. The primary cause for the increase in equity in the first half of 2013 was comprehensive income of $14.9 million. This increase to equity was partially offset by declared dividends of $3.2 million in the first half of 2013. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

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

The accounts receivable balance of $123.0 million at the end of the second quarter 2012 was $5.2 million, or 4%, higher than the year-end 2011 balance as a result of a slower collection period. Inventories increased $21.9 million, or 12%, in the first half of 2012, largely due to the timing of production scheduling and to support future sales growth within Performance Alloys. The acquisition of AMC had a minor impact on the inventory growth in the first half of 2012.

Other liabilities and accrued items declined $4.7 million in the first half of 2012 largely due to the payment of the 2011 incentive compensation expense to employees during the period. The retirement and post-employment benefit balance was $2.9 million lower at the end of the second quarter 2012 than year-end 2011 mainly due to the contribution to the domestic defined pension benefit plan of $5.2 million offset in part by the expense recorded for the various plans and other factors.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $17.8 million. Spending within Advanced Material Technologies totaled $6.7 million while spending within Performance Alloys was $5.6 million.

We acquired the outstanding shares of AMC for $3.3 million, net of cash received, during the first quarter 2012.

Outstanding debt increased from $81.4 million at year-end 2011 to $115.4 million at the end of the second quarter 2012. The increase in debt was used to fund the growth in working capital, capital expenditures and the AMC acquisition.

Cash balances totaled $15.4 million at the end of the second quarter 2012, an increase of $3.2 million since year-end 2011.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals and a portion of our copper that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under these off-balance sheet consignment arrangements totaled $196.2 million as of the end of the second quarter 2013 compared to $286.9 million as of year-end 2012. The decline in the outstanding balance was primarily due to a reduction in the quantity of silver and gold on hand and lower metal prices.

We were in compliance with the covenants contained in our consignment agreements as of June 28, 2013.

We negotiated a new revolving credit facility in the second quarter 2013 that replaced the prior facility that was scheduled to mature in 2016. The new facility is secured and provides up to $375.0 million of borrowing capacity, an increase of $50.0 million over the prior facility. Borrowing rates are based on a spread over LIBOR, with the spreads being slightly lower under the new facility than they were under the old facility. The financial covenants remained unchanged. The new facility matures in 2018.

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

Cash provided from operations was $18.1 million in the first half of 2013. We generated cash in the second quarter 2013 after consuming cash in the first quarter 2013 due to higher net income and changes in working capital levels. We typically consume cash in the first quarter of a year and then generate cash over the balance of the year.

We paid quarterly dividends to our shareholders totaling $3.2 million in the first half of 2013 under a program implemented in the second quarter 2012. The Board of Directors increased the dividend payout from $0.075 per share to $0.08 per share, an increase of approximately 7%, in the second quarter 2013. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of the shareholders.

Our domestic defined benefit pension plan was underfunded as of the end of the second quarter 2013. Contributions to the plan are determined by a variety of factors, including the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our policies and objectives, the availability of cash and other factors. We anticipate making contributions of approximately $13.0 million to the plan during 2013. Contributions in the first half of 2013 totaled $5.5 million. Contributions made during the second half of 2013 will be funded with cash from operations or borrowings under existing lines of credit.

We made lump sum payments of approximately $14.8 million to terminated deferred vested participants in the domestic defined benefit pension plan in the second quarter 2013. Under this program, eligible participants were offered the opportunity to elect to receive a lump sum payment in the second quarter 2013 in lieu of an annuity upon retirement. The payments were made from the pension plan assets and additional Company contributions were not required to fund these payments. The lump sum program was part of our long-term objective of reducing the risks associated with this plan.

While debt increased slightly in the first half of 2013, equity increased by a greater amount and the total-debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, improved to 18% as of the end of the second quarter 2013 from 21% as of the end of the first quarter 2013 and 19% as of year-end 2012.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $177.1 million as of the end of the second quarter 2013.

By renegotiating and securing a new revolving credit facility in the second quarter 2013, we were able to extend the maturity date out two years, which provides us with additional stability and financial flexibility.

The available and unused capacity under the off-balance sheet consignment lines totaled $175.1 million as of the end of the second quarter 2013.

We also had $15.7 million of cash as of the end of the second quarter 2013.

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
OUTLOOK

Market conditions remained mixed throughout the second quarter 2013, and we are cautious about overall market conditions in the second half of 2013.

Portions of the consumer electronics market have strengthened, particularly advanced chemicals for LED applications. The automotive electronics market was quite strong in the first half of 2013. The energy market, driven in part by oil and gas applications, has improved somewhat, but shipments have not returned to the levels seen in the early portions of 2012.

Government spending cut-backs and the sequestration has had an impact on our business, particularly our optics product line. We will closely monitor and assess the impact of the cut-backs in government spending budgets and make adjustments to this business as warranted. We believe that sales of beryllium products for defense and science applications will be solid in the second half of 2013 as various programs, including applications for the F-35 fighter jet and the SM-3 missile defense system, are funded. Sales for science applications should grow as well.

We believe that medical market sales will improve in the third quarter 2013 over the second quarter 2013 as the manufacturing issue with an outside vendor has been resolved and order entry rates have increased.

Precious metal prices declined significantly during the second quarter 2013. Should these lower prices continue throughout the year, our sales could be negatively affected, but all else remaining equal the lower prices should not result in a commensurate reduction in our value-added sales.

The output and the performance of the new beryllium plant improved over the course of the first half of 2013 and we anticipate making additional improvements during the second half of the year.

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

FORWARD-LOOKING STATEMENTS

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements, in particular the outlook provided above. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

*	Actual sales, operating rates and margins for 2013;

*
Uncertainties relating to the fourth quarter 2012 physical inventory and possible theft at our Albuquerque facility, including (i) the costs and outcome of our investigations and (ii) the timing and amount, if any, of any insurance proceeds that we might receive;

*	The global economy;

*
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components and commercial aerospace, defense and science, automotive electronics, medical, energy and telecommunications infrastructure;

*	Changes in product mix and the financial condition of customers;

*	Our success in developing and introducing new products and new product ramp-up rates;

*	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

*	Our success in integrating acquired businesses, including EIS Optics Limited and Aerospace Metal Composites Limited;

*	Our success in moving the microelectronics packaging operations to Singapore;

*	Our success in completing the announced facility consolidations and achieving the expected benefits;

*	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

*	The availability of adequate lines of credit and the associated interest rates;

*	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

*
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

*	The uncertainties related to the impact of war, terrorist activities and acts of God;

*	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

*	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

*	The timing and ability to achieve further efficiencies and synergies resulting from our name change and product line alignment under the Materion name and Materion brand; and

*	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information about our market risks, please refer to our Annual Report on Form 10-K to shareholders for the year ended December 31, 2012.

Item 4.	Controls and Procedures
We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 28, 2013.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of June 28, 2013, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case in the federal district court in Philadelphia. The case was filed during September 2012. On January 16, 2013, the Company filed a motion for judgment on the pleadings in this case. On March 13, 2013, plaintiffs filed a motion for reconsideration of the court's order denying plaintiffs' motion to remand the case to state court. On April 5, 2013, the court denied the motion for reconsideration, directed the plaintiffs to file an amended complaint, and denied the Company's motion for judgment on the pleadings without prejudice and with leave to renew that motion once plaintiffs' amended complaint was filed. On May 2, 2013, plaintiffs filed an Amended Complaint. On May 9, 2013, the Company filed a motion to dismiss the Amended Complaint. The Company has some insurance coverage, subject to an annual deductible.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	Materion Corporation Management Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-15885) filed on May 29, 2013), incorporated herein by reference.

10.2
Second Amended and Restated Credit Agreement dated June 20, 2013 among Materion Corporation, Materion Advanced Materials Technologies and Services Netherlands B.V., JPMorgan Chase Bank, N.A. and other lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-15885) filed on June 25, 2013), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 28, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: August 6, 2013
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Exhibit Index

10.1	Materion Corporation Management Incentive Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-15885) filed on May 29, 2013), incorporated herein by reference.

10.2
Second Amended and Restated Credit Agreement dated June 20, 2013 among Materion Corporation, Materion Advanced Materials Technologies and Services Netherlands B.V., JPMorgan Chase Bank, N.A. and other lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-15885) filed on June 25, 2013), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 28, 2013.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.