Form 10-Q
period 2013-09-27
MATERION Corp
filed 2013-11-01
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013

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
As of October 23, 2013, there were 20,619,530 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and first nine months ended September 27, 2013 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$275,434	$290,601	$880,744	$969,319
Cost of sales	230,297	238,232	734,447	814,507
Gross margin	45,137	52,369	146,297	154,812
Selling, general and administrative expense	31,804	32,832	97,910	98,938
Research and development expense	3,190	3,019	9,901	9,310
Other—net	4,161	3,129	9,592	10,846
Operating profit	5,982	13,389	28,894	35,718
Interest expense—net	715	779	2,356	2,297
Income before income taxes	5,267	12,610	26,538	33,421
Income tax expense	144	4,496	5,721	11,260
Net income	$5,123	$8,114	$20,817	$22,161
Basic earnings per share:
Net income per share of common stock	$0.25	$0.40	$1.01	$1.08
Diluted earnings per share:
Net income per share of common stock	$0.24	$0.39	$1.00	$1.07
Cash dividends per share	$0.080	$0.075	$0.235	$0.150
Weighted-average number of shares of common stock outstanding:
Basic	20,604	20,432	20,551	20,434
Diluted	20,931	20,697	20,874	20,639

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2013	2012	2013	2012
Net income	$5,123	$8,114	$20,817	$22,161
Other comprehensive income:
Foreign currency translation adjustment	478	1,271	(2,902)	449
Derivative and hedging activity, net of tax	(428)	(521)	(273)	(858)
Pension and post employment benefit adjustment, net of tax	1,232	835	3,671	2,504
Net change in accumulated other comprehensive income	1,282	1,585	496	2,095
Comprehensive income	$6,405	$9,699	$21,313	$24,256

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Sept. 27,	Dec. 31,
(Thousands)	2013	2012
Assets
Current assets
Cash and cash equivalents	$20,157	$16,056
Accounts receivable	121,987	126,482
Other receivables	384	405
Inventories	212,784	206,125
Prepaid expenses	36,995	41,685
Deferred income taxes	9,195	10,236
Total current assets	401,502	400,989
Related-party notes receivable	11	51
Long-term deferred income taxes	20,749	19,946
Property, plant and equipment—cost	779,870	779,785
Less allowances for depreciation, depletion and amortization	(514,562)	(507,243)
Property, plant and equipment—net	265,308	272,542
Intangible assets	25,908	28,869
Other assets	3,767	3,767
Goodwill	88,753	88,753
Total assets	$805,998	$814,917
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$36,013	$49,432
Accounts payable	30,972	42,281
Other liabilities and accrued items	50,778	55,811
Unearned revenue	461	1,543
Total current liabilities	$118,224	$149,067
Other long-term liabilities	16,515	16,173
Retirement and post-employment benefits	122,000	125,978
Unearned income	57,664	61,184
Long-term income taxes	1,510	1,510
Deferred income taxes	384	1,130
Long-term debt	52,423	44,880
Shareholders’ equity	437,278	414,995
Total liabilities and shareholders’ equity	$805,998	$814,917
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sept. 27,	Sept. 28,
(Thousands)	2013	2012
Cash flows from operating activities:
Net income	$20,817	$22,161
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion and amortization	30,842	28,923
Amortization of deferred financing costs in interest expense	501	487
Stock-based compensation expense	4,103	4,343
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	3,122	(20,451)
Decrease (increase) in other receivables	21	4,393
Decrease (increase) in inventory	(7,496)	(23,795)
Decrease (increase) in prepaid and other current assets	4,653	(4,852)
Decrease (increase) in deferred income taxes	249	(812)
Increase (decrease) in accounts payable and accrued expenses	(21,216)	(12,805)
Increase (decrease) in unearned revenue	(1,082)	(1,316)
Increase (decrease) in interest and taxes payable	108	(577)
Increase (decrease) in long-term liabilities	1,152	(3,618)
Other-net	2,741	545
Net cash provided from (used in) operating activities	38,515	(7,374)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(19,830)	(25,335)
Payments for mine development	(4,407)	(4,992)
Reimbursements for capital equipment under government contracts	—	991
Payments for purchase of business net of cash received	—	(3,894)
Proceeds from sale of property, plant and equipment	23	—
Other investments-net	20	1,742
Net cash used in investing activities	(24,194)	(31,488)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	(13,263)	16,505
Proceeds from issuance of long-term debt	70,333	32,305
Repayment of long-term debt	(62,789)	(7,740)
Debt issuance costs	(1,554)	—
Principal payments under capital lease obligations	(491)	(580)
Repurchase of common stock	—	(119)
Payment of dividends	(4,847)	(3,083)
Issuance of common stock under stock option plans	1,075	144
Tax benefit from stock compensation realization	1,664	77
Net cash (used in) provided from financing activities	(9,872)	37,509
Effects of exchange rate changes	(348)	(8)
Net change in cash and cash equivalents	4,101	(1,361)
Cash and cash equivalents at beginning of period	16,056	12,255
Cash and cash equivalents at end of period	$20,157	$10,894
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 27, 2013 and December 31, 2012 and the results of operations for the third quarter and nine months ended September 27, 2013 and September 28, 2012. All adjustments were of a normal and recurring nature.

Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	Sept. 27, 2013	Dec. 31, 2012
Principally average cost:
Raw materials and supplies	$43,645	$42,751
Work in process	199,254	203,179
Finished goods	53,386	51,094
Gross inventories	296,285	297,024
Excess of average cost over LIFO inventory value	83,501	90,899
Net inventories	$212,784	$206,125

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note C — Pensions and Other Post-employment Benefits
The following is a summary of the third quarter and first nine months of 2013 and 2012 net periodic benefit cost for the domestic pension plans (which include the defined benefit plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
(Thousands)	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Components of net periodic benefit cost
Service cost	$2,356	$1,966	$76	$93
Interest cost	2,353	2,341	311	360
Expected return on plan assets	(2,996)	(2,926)	—	—
Amortization of prior service cost (benefit)	(85)	(118)	29	—
Amortization of net loss	1,951	1,402	—	—
Net periodic benefit cost	$3,579	$2,665	$416	$453

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
(Thousands)	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Components of net periodic benefit cost
Service cost	$7,066	$5,900	$229	$279
Interest cost	7,060	7,013	932	1,080
Expected return on plan assets	(8,989)	(8,778)	—	—
Amortization of prior service cost (benefit)	(255)	(354)	86	—
Amortization of net loss	5,816	4,206	—	—
Net periodic benefit cost	$10,698	$7,987	$1,247	$1,359

The Company made contributions to the domestic defined benefit pension plan of $9.2 million in the first nine months of 2013.

Note D — Contingencies
Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. One CBD case, which was filed in 2012, was outstanding as of the end of the third quarter 2013. No other CBD cases were filed or dismissed during the first nine months of 2013. A loss reserve of $0.1 million was recorded for this case as of the end of the third quarter 2013, unchanged from year-end 2012.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.0 million as of the end of the third quarter 2013 and $5.3 million at December 31, 2012. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Third Quarter 2013
Sales to external customers	$176,294	$69,578	$13,685	$15,877	$275,434	$—	$275,434
Intersegment sales	523	443	67	156	1,189	—	1,189
Operating profit (loss)	4,800	4,520	(3,306)	1,421	7,435	(1,453)	5,982
Third Quarter 2012
Sales to external customers	$190,508	$68,700	$14,418	$16,975	$290,601	$—	$290,601
Intersegment sales	520	599	245	119	1,483	—	1,483
Operating profit (loss)	9,212	5,404	(515)	1,135	15,236	(1,847)	13,389
First Nine Months 2013
Sales to external customers	$566,158	$218,435	$42,194	$53,957	$880,744	$—	$880,744
Intersegment sales	2,048	1,484	200	600	4,332	—	4,332
Operating profit (loss)	12,694	18,654	(3,780)	5,246	32,814	(3,920)	28,894
Assets	319,593	267,232	142,183	23,734	752,742	53,256	805,998
First Nine Months 2012
Sales to external customers	$654,245	$216,434	$43,102	$55,459	$969,240	$79	$969,319
Intersegment sales	1,691	1,968	574	590	4,823	—	4,823
Operating profit (loss)	22,011	18,349	(3,823)	4,995	41,532	(5,814)	35,718
Assets	366,190	257,825	134,787	23,094	781,896	36,463	818,359

Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.4 million in the third quarter 2013 and $1.5 million in the third quarter 2012. For the first nine months of the year, stock-based compensation expense was $4.1 million in 2013 and $4.3 million in 2012.
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
The Company received $1.1 million for the exercise of approximately 69,000 options during the first nine months of 2013 and $0.1 million for the exercise of approximately 14,000 options during the first nine months of 2012. Exercises of SARs totaled approximately 120,000 in the first nine months of 2013 and 27,000 in the first nine months of 2012.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Other-net
Other-net income (expense) for the third quarter and first nine months of 2013 and 2012 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2013	2012	2013	2012
Foreign currency exchange/translation gain	$126	$629	$1,271	$1,049
Amortization of intangible assets	(1,359)	(1,408)	(4,001)	(4,278)
Metal consignment fees	(1,640)	(2,140)	(5,158)	(7,009)
Other items	(1,288)	(210)	(1,704)	(608)
Total	$(4,161)	$(3,129)	$(9,592)	$(10,846)

Note H — Income Taxes
The tax expense of $0.1 million in the third quarter 2013 was calculated by applying a rate of 2.7% against income before income taxes while the tax expense of $4.5 million in the third quarter 2012 was calculated by applying a rate of 35.7% against the income before income taxes in that period.
In the first nine months of 2013, the tax expense of $5.7 million was calculated using an effective rate of 21.6%. The tax expense was $11.3 million in the first nine months of 2012 and the effective rate was 33.7% in that period.
The differences between the statutory and effective rates in the third quarter and first nine months of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes, discrete events and other factors. The research and experimentation credit for 2013 also reduced the effective tax rate in the third quarter and first nine months of 2013.
The tax expense in the third quarter 2013 included net favorable discrete items of $0.7 million that resulted from the finalization of the 2012 federal tax return at a lower liability than what was previously recorded in the financial statements, the reversal of tax reserves due to the lapse of the statute of limitations, the benefits from amending a prior year federal tax return and other items.
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
Discrete items were a favorable $0.5 million in the third quarter 2012 resulting from the finalization of the 2011 federal tax return during that period and the impact of the lapse of the statute of limitations. Discrete items for the first nine months of 2012 were a net favorable $0.4 million.
The effective tax rate in the third quarter 2013 prior to the impact of the discrete items was lower than the effective rate used in the first two quarters of 2013 due to revised annual projections. The impact of the lower rate reduced tax expense and increased net income by $0.7 million, or $0.03 per share, in the third quarter 2013.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note I — Depreciation
The Company received $63.5 million from the Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of capital equipment acquired by the Company under a Title III contract. The Company recorded the cost of the equipment in property, plant and equipment and the reimbursements as unearned income, a liability on the Consolidated Balance Sheets. The equipment was placed in service during the third quarter 2012 and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In the first nine months of 2013, the depreciation expense on the equipment subject to reimbursement was $3.5 million. Unearned income was reduced by $3.5 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion and amortization expense on the Consolidated Statement of Cash Flows is shown net of reduction in unearned income.

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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 27, 2013:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$509	$509	$—	$—
Foreign currency forward contracts	202	—	202	—
Total	$711	$509	$202	$—
Financial Liabilities
Directors’ deferred compensation liability	$509	$509	$—	$—
Foreign currency forward contracts	272	—	272	—
Total	$781	$509	$272	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Foreign currency forward contracts and precious metal hedge contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheets approximate their fair values as of September 27, 2013.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The outstanding foreign currency forward contracts had a notional value of $15.2 million as of September 27, 2013. All of these contracts were designated and effective as cash flow hedges. The fair values of the yen forward contract of $0.2 million was recorded in prepaid expenses and the fair value of a loss of $0.3 million on the euro forward contracts was recorded in other liabilities and accrued items on the Consolidated Balance Sheets as of September 27, 2013.
There was no ineffectiveness associated with the contracts outstanding at September 27, 2013 and no ineffectiveness expense was recorded in the first nine months of 2013 or 2012.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $(0.1) million at September 27, 2013 and $0.2 million at September 28, 2012. The Company expects to relieve the entire balance in OCI as of September 27, 2013 to income on the Consolidated Statements of Income during the twelve month period beginning September 28, 2013. See Note L to the Consolidated Financial Statements for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the third quarter and first nine months of 2013 and 2012 are as follows:

	Gains and Losses On Cash Flow Hedges		Pension and Post Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals			Total
Balance, June 28, 2013	$553	$23	$(123,789)	$697	$(122,516)
Other comprehensive income (loss) before reclassifications	(254)	—	—	478	224
Amounts reclassified from accumulated other comprehensive income	(369)	(23)	1,895	—	1,503
Net current period other comprehensive income (loss)	(623)	(23)	1,895	478	1,727
Balance, September 27, 2013	$(70)	$—	$(121,894)	$1,175	$(120,789)

Balance, June 29, 2012	$1,201	$(157)	$(102,668)	$4,125	$(97,499)
Other comprehensive income (loss) before reclassifications	(322)	(99)	—	1,271	850
Amounts reclassified from accumulated other comprehensive income	(650)	157	1,284	—	791
Net current period other comprehensive income (loss)	(972)	58	1,284	1,271	1,641
Balance, September 28, 2012	$229	$(99)	$(101,384)	$5,396	$(95,858)

Balance, December 31, 2012	$253	$97	$(127,541)	$4,077	$(123,114)
Other comprehensive income (loss) before reclassifications	617	23	—	—	640
Amounts reclassified from accumulated other comprehensive income	(940)	(120)	5,647	(2,902)	1,685
Net current period other comprehensive income (loss)	(323)	(97)	5,647	(2,902)	2,325
Balance, September 27, 2013	$(70)	$—	$(121,894)	$1,175	$(120,789)

Balance, December 31, 2011	$1,399	$51	$(105,236)	$4,947	$(98,839)
Other comprehensive income (loss) before reclassifications	357	(649)	—	—	(292)
Amounts reclassified from accumulated other comprehensive income	(1,527)	499	3,852	449	3,273
Net current period other comprehensive income (loss)	(1,170)	(150)	3,852	449	2,981
Balance, September 28, 2012	$229	$(99)	$(101,384)	$5,396	$(95,858)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in other-net on the Consolidated Statement of Income while the gains and losses on precious metal cash flow hedges are recorded in cost of sales on the Consolidated Statement of Income. See Note K to the Consolidated Financial Statements for additional details on cash flow hedges.

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

Sales in the third quarter 2013 were $275.4 million, a 5% decline from sales in the third quarter 2012. Shipments to several markets and applications improved in the third quarter 2013 over the third quarter 2012, including automotive electronics, medical and energy. However, shipments to the defense and science market softened due primarily to shipment delays and government spending cutbacks, while sales to the consumer electronics market declined in total, although some sectors showed improvement. Sales to the industrial components and commercial aerospace and telecommunications infrastructure markets were also lower in the third quarter 2013 than the third quarter 2012.

Operating profit was $6.0 million in the third quarter 2013 compared to $13.4 million in the third quarter 2012. The reduced profit was caused by the margin impact of the lower sales, facility consolidation costs and other factors. The effective tax rate was only 2.7% in the third quarter 2013, largely as a result of adjustments to the projections for the year and discrete items recorded during the period. Earnings per share were $0.24 in the third quarter 2013 and $0.39 in the third quarter 2012.

Cash flow from operations was $38.5 million in the first nine months of 2013. The cash flow was used to fund capital expenditures of $24.2 million, dividends to shareholders of $4.9 million and a reduction in debt of $5.9 million. Cash on hand also increased by $4.1 million.

During the third quarter 2013, we renewed our metal consignment agreements and extended the maturity dates out one to three years. These renewals followed the securing of a new revolving credit agreement in the second quarter 2013 that extended the maturity date and increased our borrowing capacity.
RESULTS OF OPERATIONS

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions, except per share data)	2013	2012	2013	2012
Sales	$275.4	$290.6	$880.7	$969.3
Operating profit	6.0	13.4	28.9	35.7
Income before income taxes	5.3	12.6	26.5	33.4
Net income	5.1	8.1	20.8	22.2
Diluted earnings per share	$0.24	$0.39	$1.00	$1.07

Sales of $275.4 million in the third quarter 2013 were $15.2 million, or 5%, lower than sales of $290.6 million in the third quarter 2012, while sales of $880.7 million in the first nine months of 2013 were $88.6 million, or 9%, lower than sales of $969.3 million in the first nine months of 2012.

The comparisons of sales in the third quarter and first nine months of 2013 to the respective periods in 2012 were affected by lower precious metal and copper prices, changes in foreign currency translation rates, a change in the amount of customer-supplied precious metals, the discontinuation of a non-strategic product line and other items.

Domestic sales increased approximately 1% in the third quarter 2013 from the third quarter 2012, but were 11% lower in the first nine months of 2013 than the first nine months of 2012. International sales were down 17% in the third quarter 2013 from the third quarter 2012 and down 6% in the first nine months of 2013 from the first nine months of 2012. Growth in European sales during the first nine months of 2013 was offset by softer sales in Asia and other parts of the world.

The sales order entry rate exceeded sales by approximately 11% in the third quarter 2013, as the order entry was the highest quarterly total since the second quarter 2012.

The costs of gold, silver, platinum, palladium and copper are typically passed through to customers and, therefore, movements in the prices of these metals will affect sales, but may not have a proportionate impact on margins. Internally, we manage our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales were $148.7 million in the third quarter 2013 compared to $152.3 million in the third quarter 2012. Value-added sales were $459.3 million in the first nine months of 2013, a 1% decrease from the value-added sales of $464.2 million in the first nine months of 2012. A reconciliation of sales to value-added sales is provided in a later section of this Management’s Discussion and Analysis.

Value-added sales to the consumer electronics market, our largest market with approximately 28% of our total value-added sales in the third quarter 2013, were 5% lower in the third quarter 2013 than the third quarter 2012 and 4% lower in the first nine months of 2013 than the first nine months of 2012. The phase-out of an application for disk drive arms was a main cause for this decline in the third quarter and first nine months of 2013. While the total value-added sales to this diverse market were down, value-added shipments of advanced chemicals for LED applications and copper-based alloys for other applications have grown over the first nine months of 2013.

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

Value-added sales to the industrial components and commercial aerospace market, after growing 3% in the second quarter 2013 over the second quarter 2012, declined 10% in the third quarter 2013 from the third quarter 2012. Value-added sales to this market in the first nine months of 2013 were 4% lower than value-added sales in the first nine months of 2012. A portion of this decline is attributable to a change in distribution strategies as inventories in the supply chain are worked off. The industrial components and commercial aerospace market is our second largest market, accounting for 17% of our value-added sales in the third quarter 2013.

Value-added sales to the defense and science market, after strengthening in the second quarter 2013, declined 16% in the third quarter 2013 and 9% in the first nine months of 2013 from the respective periods in 2012. Sales of optics for defense applications have been significantly impacted by government spending cutbacks and shipment delays. Sales of beryllium products for defense and science applications were also affected by delays in orders being released and other factors in the third quarter 2013.

Value-added sales to the medical market grew 24% in the third quarter 2013 over the third quarter 2012 and 10% in the first nine months of 2013 over the first nine months of 2012. This growth was primarily due to increased shipments for blood glucose test strip applications due to increased market share and other factors.

Automotive electronics market value-added sales improved 23% in the third quarter 2013 and 19% in the first nine months of 2013 over the comparable periods in 2012. The growth was due to improved market conditions and new application development. Value-added sales to this market were 11% lower in the third quarter 2013 than the second quarter 2013 partially due to seasonality. Value-added sales to the automotive electronics market were approximately 11% of our total value-added sales in the third quarter 2013.

Energy market value-added sales grew 13% in the third quarter 2013 over the third quarter 2012, but declined 2% in the first nine months of 2013 from the first nine months of 2012. The growth in the third quarter was due to improved shipments to the oil and gas sector and to a lesser extent architectural glass applications.

Gross margin was $45.1 million, or 16% of sales, in the third quarter 2013 compared to $52.4 million, or 18% of sales, in the third quarter 2012. Gross margin in the first nine months of 2013 was $146.3 million, or 17% of sales, versus $154.8 million, or 16% of sales, in the first nine months of 2012. Gross margin as a percent of value-added sales was 30% in the third quarter 2013 compared to 34% in the third quarter 2012. Gross margin was 32% of value-added sales in the first nine months of 2013 and 33% of value-added sales in the first nine months of 2012.

The majority of the $7.3 million decline in gross margin in the third quarter 2013 from the third quarter 2012 and the $8.5 million decline in gross margin in the first nine months of 2013 from the first nine months of 2012 was due to the lower sales volume. The impact of foreign currency translation rates had an unfavorable impact on gross margin in the third quarter and first nine months of 2013, while higher selling prices in portions of our business have provided a margin benefit throughout the first nine months of 2013. The gross margin in the first nine months of 2013 benefitted from manufacturing improvements, primarily in the first half of the year. The gross margin for the first nine months of 2013 was also unfavorably impacted by a physical inventory loss of $2.3 million at our Albuquerque, New Mexico facility in the first quarter 2013.

Margin in the third quarter 2013 and first nine months of 2013 benefitted from the improved manufacturing performance of the new beryllium plant in Elmore, Ohio. The plant had its highest output to date in the third quarter 2013 and output levels have increased for five consecutive quarters.

Facility consolidation and closure costs under the program initiated in 2012 totaled $0.9 million in the third quarter 2013 and $1.5 million in the first nine months of 2013. These costs included asset write-offs, severance and other related items. Closure costs recorded in cost of sales totaled $0.8 million in the third quarter and $0.9 million in the first nine months of 2013. Closure costs recorded within selling, general and administrative expense were $0.2 million in the third quarter 2013 and $0.7 million in the first nine months of 2013. A net gain of $0.1 million was recorded in other-net during the first nine months of 2013. One small facility was closed in the fourth quarter 2012. A second facility closed during the third quarter 2013 and its business was relocated to an existing facility. Consolidation activities at two other operations were underway and are scheduled to be completed during 2014. Facility consolidation and closure costs totaled $0.6 million in the first nine months of 2012, all of which was recorded in selling, general and administrative expenses during the second quarter of that year.

Selling, general and administrative (SG&A) expenses were $31.8 million in the third quarter 2013 and $32.8 million in the third quarter 2012. SG&A expenses totaled $97.9 million, or 11% of sales, in the first nine months of 2013 and $98.9 million, or 10% of sales, in the first nine months of 2012. SG&A expenses were 21% of value-added sales in both the first nine months of 2013 and 2012.

The expense for the domestic defined benefit pension plan was $0.9 million higher in the third quarter 2013 than the third quarter 2012 and $2.7 million higher in the first nine months of 2013 than the first half of 2012. The increase was caused by a reduction in the discount rate used to value the plan liability, changes in mortality assumptions and other factors. The increased expense was recorded mainly in SG&A expense and cost of sales.

The incentive compensation expense under cash-based plans was $0.5 million lower in the third quarter 2013 than the third quarter 2012 and $0.9 million higher in the first nine months of 2013 than the first nine months of 2012. These changes were caused by differences in the projected level of annual profit relative to the plans’ targets in each year and other factors.

Stock-based compensation expense was $1.4 million in the third quarter 2013 and $1.5 million in the third quarter 2012. Stock-based compensation expense in the first nine months of 2013 was $4.1 million compared to $4.3 million in the first nine months of 2012. Movements in stock-based compensation expense between periods may be caused by differences in the number of grants, the fair value of the grants and other items.

Movements in the exchange rates between periods resulted in a reduction in the translated value of various foreign currency denominated expenses of $0.2 million in the third quarter 2013 and $0.7 million in the first nine months of 2013 versus the comparable periods of 2012.

SG&A expenses were $0.4 million lower at our Shanghai facility in the third quarter 2013 than the third quarter 2012 partially as a result of adjustment to its cost structure and other manpower differences.

The plant consolidation program has resulted in SG&A expense savings in the third quarter 2013 and first nine months of 2013. Various administrative and management expenses at the corporate office were also lower in the third quarter 2013 than in the third quarter 2012.

Research and development (R&D) expenses were $3.2 million in the third quarter 2013 compared to $3.0 million in the third quarter 2012. R&D expenses were $9.9 million in the first nine months of 2013, a 6% increase over the $9.3 million expense in the first nine months of 2012. The increase was due to various projects and higher activity levels across portions of our business. R&D expense was approximately 1% of sales in the third quarter and first nine months of 2013 and 2012.

Other-net expense totaled $4.2 million in the third quarter 2013 versus $3.1 million in the third quarter 2012. For the first nine months of 2013, other-net expense was $9.6 million compared to $10.8 million in the first nine months of 2012. See Note G to the Consolidated Financial Statements for details of the major components within other-net expense.

The primary cause for the higher expense in the third quarter 2013 was the one-time bank fees of $0.9 million associated with the renewal of the metal consignment agreements.

The ongoing metal consignment fee of $1.6 million in the third quarter 2013 was $0.5 million lower than the fee of $2.1 million in the third quarter 2012, while the fee for the first nine months of 2013 of $5.2 million was $1.8 million lower than the comparable period of 2012. The lower fee resulted from a reduction in the quantity of metal on hand and lower metal prices.

The net foreign currency exchange and translation gain was $0.5 million lower in the third quarter 2013 and $0.2 million higher in the first nine months of 2013 than the respective periods of 2012 as a result of the movement in the value of the U.S. dollar versus certain other currencies and their impact on transactions and balances and in relation to the strike prices in currency hedge contracts.

Other-net expense also includes amortization expense, bad debt expense, gains and losses on the disposal of fixed assets, cash discounts and other items.

Operating profit was $6.0 million in the third quarter 2013 compared to $13.4 million in the third quarter 2012. The decline in operating profit was primarily due to the lower gross margin that resulted from the lower value-added sales and other factors.

Operating profit of $28.9 million (3% of sales) in the first nine months of 2013 was 19% lower than the operating profit of $35.7 million (4% of sales) in the first nine months of 2012. Operating profit was 6% of value-added sales in the first nine months of 2013 compared to 8% of value-added sales in the first nine months of 2012.

Interest expense - net was $0.7 million in the third quarter 2013, down slightly from a net expense of $0.8 million in the third quarter 2012. Average debt levels were lower in the third quarter 2013 than in the third quarter 2012. For the first nine months of 2013, interest expense-net was $2.4 million compared to $2.3 million in the first nine months of 2012.

Income before income taxes and income tax expense for the third quarter and first nine months of 2013 and 2012 were as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Dollars in millions)	2013	2012	2013	2012
Income before income taxes	$5.3	$12.6	$26.5	$33.4
Income tax expense	0.1	4.5	5.7	11.2
Effective tax rate	2.7%	35.7%	21.6%	33.7%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and credits, federal credits, state and local taxes and other items were major factors for the difference between the effective and statutory rates in the third quarter and first nine months of 2013 and 2012.

The tax expense in the third quarter 2013 also included a net discrete benefit of $0.7 million that resulted from the finalization of the 2012 federal tax return at a lower liability than what was previously recorded in the financial statements, the reversal of tax reserves due to the lapse of the associated statute of limitations, the benefits from amending a prior year tax return and other matters.

In addition to the discrete events recorded in the third quarter 2013, in the first quarter 2013, we recorded a favorable discrete event of $0.6 million that primarily represented the estimated value of the research and experimentation credit for 2012. This benefit was not included in our tax rate for 2012 as accounting regulations require us to record tax expense based upon the laws in effect as of the end of the year and the U.S. Congress did not extend the research and experimentation credit for 2012 until January 2013. The effective tax rate in the third quarter and first nine months of 2013 also included a proportionate share of the estimated research and experimentation credit for 2013.

The effective tax rate prior to the impact of the discrete events was lower in the third quarter 2013 than the effective tax rate in the first half of 2013 due in part to changes in projections for the full year.

A net favorable discrete event of $0.5 million was recorded in the third quarter 2012 as a result of the lapse of the statute of limitations and book-to-provision differences on the finalization of the 2011 federal tax return.

Net income was $5.1 million (or $0.24 per share, diluted) in the third quarter 2013 compared to $8.1 million (or $0.39 per share, diluted) in the third quarter 2012. Net income was $20.8 million (or $1.00 per share, diluted) in the first nine months of 2013 and $22.2 million (or $1.07 per share, diluted) in the first nine months of 2012.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The All Other column in the segment reporting includes our parent company expenses, other corporate charges and the operating results of Materion Services Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

The operating loss within All Other in the third quarter 2013 was $0.4 million lower than the third quarter 2012 and $1.9 million lower in the first nine months of 2013 than the first nine months of 2012. Corporate-incurred expenses were lower in the third quarter 2013 than the third quarter 2012 but higher in the first nine months of 2013 than the first nine months of 2012, partially as a result of the legal and other administrative costs associated with the investigation into the potential inventory theft in 2012. However, charges out to the business units were also lower in the third quarter 2013 than the third quarter 2012 and higher in the first nine months of 2013 than the first nine months of 2012.

Advanced Material Technologies

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions)	2013	2012	2013	2012
Sales	$176.3	$190.5	$566.2	$654.2
Operating profit	4.8	9.2	12.7	22.0

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

Sales from Advanced Material Technologies of $176.3 million in the third quarter 2013 were 7% lower than sales of $190.5 million in the third quarter 2012. Sales in the first nine months of 2013 were $566.2 million, a 13% decline from sales of $654.2 million in the first nine months of 2012. Lower pass-through metal prices accounted for the majority of the decline in sales in the first nine months of 2013 from the first nine months of 2012. Sales in the third quarter and first nine months of the year were also affected by changes in the level of customer-supplied metal.

Value-added sales of $68.4 million in the third quarter 2013 were 7% lower than value-added sales of $73.3 million in the third quarter 2012. Value-added sales in the first nine months of 2013 were $209.1 million, a 3% decline from the value-added sales of $216.3 million in the first nine months of 2012.

Consumer electronics is Advanced Material Technologies’ largest market, accounting for approximately 38% of the segment’s value-added sales in the third quarter 2013. Value-added sales to this market in the third quarter 2013 were 7% lower in the third quarter 2013 than the third quarter 2012 and 2% lower in the first nine months of 2013 than the first nine months of 2012. Value-added sales of phosphors for LED applications continued to grow in the third quarter and first nine months of 2013 due to the improved performance that these materials provide. However, value-added sales of precious metals for LED applications have declined as manufacturers are redesigning their products to use lower quantities of precious metals in order to reduce costs and the ultimate price to the end-use consumers. Value-added sales of optics for gaming applications grew in the third quarter 2013 over the third quarter 2012. Value-added sales for data storage applications also improved in the third quarter, but were still lower in the first nine months of 2013 than in the first nine months of 2012. Value-added sales of precious metals for various microelectronic applications were softer in the third quarter 2013 than the third quarter 2012.

Value-added sales to the medical market grew approximately 27% in the third quarter 2013 over the third quarter 2012 and 13% in the first nine months of 2013 over the first nine months of 2012. A portion of the growth in the third quarter was due to increased shipments to a key customer as result of a quality problem encountered by one of our competitors serving that customer as we were able to increase production to meet this extra demand. Shipments to our customer are expected to decline from the high levels in the third quarter when the customer and competitor resolve their issue. Value-added sales to the medical market have also grown during 2013 due to market share gains and product development efforts. The medical market is this segment’s second largest market, accounting for approximately 22% of value-added sales in the third quarter 2013.

Value-added sales from refining and shield kit cleaning operations declined approximately 20% in the third quarter 2013 from the third quarter 2012 after growing in the first two quarters of 2013 from the comparable periods in 2012. For the first nine months of 2013, refining and shield kit cleaning value-added sales were down slightly from the first nine months of 2012. Value-added sales from refining and shield kit cleaning are affected by a number of factors, including the quantity of products initially sold to customers and the amount of recycle material they generate, the types of materials processed and the retention levels.

Defense and science value-added sales declined approximately 27% in the third quarter 2013 and 17% in the first nine months of 2013 from the respective periods in 2012. The decline was largely due to lower shipments of optics as a result of government spending cut-backs. While a number of defense applications for optics are funded and remain active, there is a high level of uncertainty in the market relative to future spending levels.

We discontinued sales of silver investment bars in the third quarter 2012, as this non-strategic product line generated extremely low margins that could not justify the associated level of working capital and overhead. This action accounted for a reduction in sales of $9.3 million in the first nine months of 2013, the majority of which was in the first half of the year. The value-added impact was only $0.3 million in the first nine months of 2013.

Value-added sales to the telecommunications infrastructure market, largely microelectronic packages, were relatively unchanged in the third quarter from the third quarter 2012 and slightly higher in the first nine months of 2013 than the first nine months of 2012. The manufacture of these products was transferred from Massachusetts to Singapore during the third quarter 2013 in order to be closer to our customer base.

Advanced Material Technologies’ gross margin was $25.5 million, or 14% of sales, in the third quarter 2013 compared to $30.1 million, or 16% of sales, in the third quarter 2012. For the first nine months of 2013, gross margin was $76.5 million, or 14% of sales, compared to $85.9 million, or 13% of sales, in the first nine months of 2012.

Gross margin was 37% of value-added sales in both the third quarter and first nine months of 2013. Gross margin was 41% of value-added sales in the third quarter 2012 and 40% of value-added sales in the first nine months of 2012.

The gross margin was lower in the third quarter 2013 and first nine months of 2013 largely as a result of the margin impact on the lower value-added sales in both periods. The change in product mix was unfavorable in both the third quarter and first nine months of 2013 relative to the same periods in 2012. The unfavorable mix resulted from competitive price pressures with new applications generally carrying lower margins than the applications they replace.

Gross margin was also lower in 2013 as a result of the aforementioned closure-related costs of $0.8 million in the third quarter and $0.9 million in the first nine months which were recorded in this segment’s cost of sales.

A physical inventory loss at the Albuquerque facility of $2.3 million in the first quarter 2013 contributed to the margin decline in the first nine months of 2013.

Offsetting a portion of the negative margin impact of the above items was a decline in manufacturing overhead costs in the third quarter 2013 and first nine months of 2013 from the comparable periods of 2012.

Total SG&A, R&D and other-net expenses were $20.7 million (12% of sales) in the third quarter 2013 compared to $20.9 million (11% of sales) in the third quarter 2012. These expenses totaled $63.8 million (11% of sales) in the first nine months of 2013 and $63.9 million (10% of sales) in the first nine months of 2012. Expenses were 31% of value-added sales in the first nine months of 2013 and 30% of value-added sales in the first nine months of 2012.

The metal consignment fee was lower in the third quarter and first nine months of 2013 compared to the same periods in 2012 due to a combination of lower metal prices and reduced quantities of metal on hand. The majority of the bank fees associated with the renewal of the consignment agreements flowed through this segment in the third quarter 2013. SG&A expenses declined throughout the first nine months of 2013 due in part to savings resulting from the facility closure activities and other cost control measures, including a reduction in costs at the Shanghai facility in response to the current business levels. The benefits of these actions were offset in part by the aforementioned costs to implement the facility consolidations. Corporate charges and incentive compensation expense were lower in the third quarter 2013 than in the third quarter 2012, but higher in the first nine months of 2013 than the first nine months of 2012.

Advanced Material Technologies generated an operating profit of $4.8 million in the third quarter 2013 and $9.2 million in the third quarter 2012. Operating profit was $12.7 million (2% of sales) in the first nine months of 2013 compared to $22.0 million (3% of sales) in the first nine months of 2012. Operating profit was 6% of value-added sales in the first nine months of 2013 and 10% of value-added sales in the first nine months of 2012.
Performance Alloys

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions)	2013	2012	2013	2012
Sales	$69.5	$68.7	$218.4	$216.4
Operating profit	4.5	5.4	18.7	18.3

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products’ sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment. Major markets for bulk products include industrial components and commercial aerospace, energy and telecommunications infrastructure; and,

Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, by the Beryllium and Composites segment. Sales of hydroxide are also made on a limited basis, typically two or three times a year.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents.

Sales by Performance Alloys totaled $69.5 million in the third quarter 2013, a 1% increase over sales of $68.7 million in the third quarter 2012. Sales in the first nine months of 2013 were $218.4 million compared to $216.4 million in the first nine months of 2012.

Total volumes of strip and bulk products shipped in the third quarter 2013 were 6% lower than the volumes shipped in the third quarter 2012, while volumes shipped in the first nine months of 2013 were relatively unchanged from the first nine months of 2012. Strip product volumes were down 3% in the third quarter 2013, but were 4% higher in the first nine months of 2013 from the comparable periods of 2012. Bulk product volumes were down 9% in the third quarter 2013 and 6% in the first nine months of 2013. However, shipments of ToughMet® products, our non-beryllium-containing alloy manufactured in strip and bulk forms, were strong in the third quarter 2013, growing 28% over the third quarter 2012. For the first nine months of 2013, ToughMet® volumes were 5% higher than the first nine months of 2012.

Sales of beryllium hydroxide totaled $1.9 million in the third quarter 2013 and $7.6 million in the first nine months of 2013. There were no sales of beryllium hydroxide in the third quarter 2012 and $5.0 million of sales in the first nine months of 2012.

Copper pass-through prices were lower in the third quarter 2013 than the third quarter 2012 and on average were lower in the first nine months of 2013 than the first nine months of 2012. The U.S. dollar strengthened on average against the currencies in which we sell during the first nine months of 2013. The impact of the stronger dollar on the translated value of foreign currency denominated sales coupled with the impact of the changes in copper prices reduced Performance Alloys’ sales by an estimated $1.8 million in the third quarter 2013 and $5.7 million in the first nine months of 2013 from the respective periods in 2012.

The sales order entry rate rebounded in the third quarter 2013 after a softer second quarter 2013. Order entry exceeded sales by approximately 9% in the third quarter 2013. Order entry for the first nine months of 2013 was approximately equal to sales.

Value-added sales from Performance Alloys totaled $57.3 million in the third quarter 2013 and $54.3 million in the third quarter 2012. Value-added sales in the first nine months of 2013 of $175.4 million were 3% higher than value-added sales of $170.3 million in the first nine months of 2012.

Value-added sales to the automotive electronics market, primarily strip products, grew approximately 28% in the third quarter 2013 and 31% in the first nine months of 2013 over the respective periods of 2012 as a result of improved market conditions and the development of new applications. Increased demand for higher automobile quality has led to stronger demand for our products in Europe. Value-added sales to the automotive electronics market were lower in the third quarter 2013 than in the second quarter 2013 partially due to the seasonality of the automotive market.

Consumer electronics value-added sales improved approximately 12% in the third quarter 2013 over the third quarter 2012. For the first nine months of 2013, consumer electronics value-added sales were 1% higher than in the first nine months of 2012. This growth is due to a combination of shipments for a new gaming system application in 2013 and increased market share. Due to changes in technologies, downstream inventory positions and other factors, our shipments into the consumer electronics market in a given period are not necessarily driven by sales of the final product or by consumer demand in that period.

Value-added sales to the industrial components and commercial aerospace market, Performance Alloys’ largest market, were down 6% in the third quarter 2013 from the third quarter 2012. Value-added sales to this market were relatively unchanged in the first nine months of 2013 from the first nine months of 2012. We were in the process of changing distribution methods for certain industrial component applications from using independent distributors to direct sales during 2013, which had a negative impact on our sales as inventories were worked down. The commercial aerospace sector has shown modest growth and offset a portion of the decline in industrial component sales.

Value-added sales into the energy market grew 14% in the third quarter 2013 over the third quarter 2012, but were down 8% in the first nine months of 2013 from the first nine months of 2012. Value-added sales to the oil and gas sector were strong in the first half of 2012, but then declined beginning in the third quarter 2012 due to a reduction in the rig count. Market conditions have improved during 2013 and our value-added sales grew sequentially in the third and second quarters of 2013 over the respective prior quarters. A portion of this growth was in ToughMet® products.

Value-added sales to the appliance market, a smaller market for Performance Alloys, were down approximately 51% in the third quarter 2013 and 48% in the first nine months of 2013 from the respective periods in 2012. While the end-use demand for these products is in Europe, a growing portion of the component manufacturing is in Asia, where our products have been facing competition from lower-priced alloy systems.

Performance Alloys generated a gross margin of $15.5 million, or 22% of sales, in the third quarter 2013 compared to $16.0 million, or 23% of sales, in the third quarter 2012. Gross margin was $50.7 million, or 23% of sales, in the first nine months of 2013 and $50.9 million, or 24% of sales, in the first nine months of 2012. Gross margin was 27% of value-added sales in the third quarter 2013, down from 29% of value-added sales in the third quarter 2012. Gross margin was 29% of value-added sales in the first nine months of 2013 versus 30% of value-added sales in the comparable period of 2012.

Gross margin benefitted from the increased value-added sales of strip and bulk products and hydroxide in the third quarter and first nine months of 2013. Selling prices were higher in the first nine months of 2013 than in the first nine months of 2012, while shop floor improvements were made during the first half of 2013. These margin benefits were partially offset by the impact of currency translation rates in the third quarter and first nine months of 2013. Margins were also unfavorably impacted by lower manufacturing volumes as inventories were pulled down in the second quarter 2013 and the Elmore facility had a one week maintenance shutdown during the third quarter 2013.

Total SG&A, R&D and other-net expenses were $11.0 million (16% of sales) in the third quarter 2013 compared to $10.6 million (15% of sales) in the third quarter 2012. These expenses totaled $32.0 million (15% of sales) in the first nine months of

2013 and $32.6 million (15% of sales) in the first nine months of 2012. These expenses were 18% of value-added sales in the first nine months of 2013 and 19% of value-added sales in the first nine months of 2012.

Expenses were slightly higher in the third quarter 2013 due to an increase in R&D costs (as a result of higher activity levels), lower foreign currency exchange gains (as a result of movements in the exchange rates and matured hedge contracts) and a loss on the disposal of obsolete equipment. The impact of these items was partially offset by lower corporate charges and incentive compensation expense and the currency rate impact on the translation of foreign currency expenses in the third quarter 2013.

Expenses were lower in the first nine months of 2013 than in the first nine months of 2012 due to higher foreign currency exchange gains, lower incentive compensation expense and the currency rate impact on the translation of foreign currency expenses during the first nine months of 2013. These benefits were partially offset by an increase in corporate charges, higher R&D costs and other factors.

Performance Alloys generated an operating profit of $4.5 million in the third quarter 2013 compared to $5.4 million in the third quarter 2012. Operating profit of $18.7 million in the first nine months of 2013 was 2% higher than the operating profit of $18.3 million in the first nine months of 2012. Operating profit was 9% of sales in the first nine months of 2013 and the 8% of sales in the first nine months of 2012. Operating profit was also 11% of value-added sales in both the first nine months of 2013 and 2012.
Beryllium and Composites

(Millions)	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2013	2012	2013	2012
Sales	$13.7	$14.4	$42.2	$43.1
Operating loss	(3.3)	(0.5)	(3.8)	(3.8)

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

Sales from Beryllium and Composites were $13.7 million in the third quarter 2013, a 5% decline from sales of $14.4 million in the third quarter 2012. Sales of $42.2 million in the first nine months of 2013 were 2% lower than sales of $43.1 million in the first nine months of 2012. Beryllium and Composites does not directly pass through changes in the costs of its materials sold, so under our definition, sales and value-added sales for this segment are the same.

Sales to the defense and science market declined 9% in the third quarter 2013 from the third quarter 2012 and were 4% lower in the first nine months of 2013 than the first nine months of 2012. While the government budgetary spending reductions and the sequestration has impacted the order entry rate, sales in the third quarter were also impacted by the timing and processing of the release of orders from our direct customers. Sales were also adversely affected by an order that required rework and, therefore, will not ship until the fourth quarter 2013. Science applications, which do not necessarily have the same government budgetary constraints as traditional defense applications, are a major growth platform for Beryllium and Composites.

Industrial components and commercial aerospace sales, which had improved in the first half of 2013 over the first half of 2012, softened 28% in the third quarter 2013 from the third quarter 2012. The lower sales were primarily due to weaker demand for industrial x-ray applications. Demand for AlBeMet®, a metal matrix composite, for applications in semiconductor manufacturing and inspection equipment has been soft for approximately two years. However, order entry levels in the third quarter 2013 for shipments in future periods for these applications improved.

Sales to the medical market, primarily for x-ray window applications, improved in the third quarter 2013 compared to each of the first two quarters of 2013, but were still slightly lower than sales in the third quarter 2012. Sales to the telecommunications infrastructure market, a smaller market for Beryllium and Composites, grew slightly in the third quarter and the first nine months of 2013 over the comparable periods of 2012. The majority of telecommunications infrastructure sales are beryllia ceramic products.

The order entry level in the third quarter 2013 was approximately 13% higher than sales in the period and was higher than the order entry in the previous three quarters.

The gross margin on Beryllium and Composites’ sales was $0.7 million (5% of sales) in the third quarter 2013 and $3.4 million (23% of sales) in the third quarter 2012. Gross margin in the first nine months of 2013 was $7.9 million (19% of sales) compared to $7.3 million (17% of sales) in the first nine months of 2012.

The lower sales volume contributed to the margin decline in the third quarter 2013. The change in product mix was also unfavorable, as the product mix in the third quarter 2012 was strong. The use of higher priced purchased material and lower yields on vacuum cast products also contributed to the lower margins. Manufacturing overhead costs flowing against cost of sales were higher due to differences in production levels and absorption rates. The brief shutdown at the Elmore facility also impacted Beryllium and Composites’ gross margin in the third quarter 2013.

The gross margin was $0.6 million higher in the first nine months of 2013 than the first nine months of 2012 as the improved margins from the first half of the year more than offset the lower margins in the third quarter 2013. Margins benefitted in the first half of the 2013 from improved scrap utilization, higher production volumes and a favorable change in product mix.

The output from the new beryllium plant in the third quarter 2013 was the highest total to date. This facility converts beryllium hydroxide into beryllium metal pebbles, which serve as the raw material input to the manufacture of completed parts. The improved performance provided a benefit to gross margins in the third quarter and first nine months of 2013 as compared to the same periods of 2012. While output has improved, material was purchased from third parties during the first nine months in order to help meet product demand during 2013.

SG&A, R&D and other-net expenses for Beryllium and Composites totaled $4.0 million in the third quarter 2013 compared to $3.9 million in the third quarter 2012. These expenses were $11.7 million in the first nine months of 2013 compared to $11.1 million in the first nine months of 2012. The higher expense in the third quarter and a portion of the higher expense in the first nine months of 2013 was due to increased activity on various R&D projects. Corporate charges and amortization expense also contributed to the increase in expenses in the first nine months of the year.

Beryllium and Composites generated operating losses of $3.3 million in the third quarter 2013 and $0.5 million in the third quarter 2012. For the first nine months of 2013, the operating loss from Beryllium and Composites was $3.8 million, unchanged from the first nine months of 2012.
Technical Materials

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions)	2013	2012	2013	2012
Sales	$15.9	$17.0	$53.9	$55.5
Operating profit	1.4	1.1	5.2	5.0

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

Sales from Technical Materials were $15.9 million in the third quarter 2013, a 6% decrease from sales of $17.0 million in the third quarter 2012. Sales in the first nine months of 2013 of $53.9 million were 3% lower than sales of $55.5 million in the first nine months of 2012.

Sales of inlay products increased in the third quarter 2013, while sales of the other major product lines were lower in the third quarter 2013 than the third quarter 2012.

Order entry softened in the third quarter 2013 from the levels in the first two quarters of 2013 and was approximately equal to sales in the period.

Value-added sales of $9.3 million in the third quarter 2013 were approximately 10% lower than value-added sales in the third quarter 2012, while value-added sales of $32.6 million in the first nine months of 2013 were approximately 5% lower than the value-added sales in the first nine months of 2012.

Value-added sales to the automotive electronics market grew in the third quarter and first nine months of 2013 over the comparable periods in 2012. The improvement was in both the domestic and international markets. Value-added sales to the energy market also improved in the third quarter and first nine months of 2013 from the respective periods in 2012 due to fuel cell and other new product development programs. The growth in these markets was more than offset by weaker value-added sales to the consumer electronics market in the third quarter and first nine months of 2013 largely due to changes in technologies and the phase-out of the existing disk drive application.

The gross margin on sales from Technical Materials was $3.5 million, or 22% of sales, in the third quarter 2013 and $3.3 million, or 19% of sales, in the third quarter 2012. Gross margin was $11.8 million in the first nine months of 2013, unchanged from the first nine months of 2012. Gross margin was 22% of sales in the first nine months of 2013 compared to 21% of sales in the first nine month of 2012. Gross margin was 38% of value-added sales in the third quarter 2013, an improvement of the gross margin of 32% of value-added sales in the third quarter 2012. For the first nine months of 2013, gross margin was 36% of value-added sales compared to 35% of value-added sales in the first nine months of 2012.

The margin growth in the third quarter 2013 was due to improved yields and efficiencies in inlay products resulting from lean sigma efforts, price increases and a favorable change in product mix, partially offset by the impact of the lower volumes.

In the first nine months of 2013, the margin benefits from the improved yield and efficiencies, price increases and favorable change in product mix were offset by the lower volumes and higher manufacturing overhead expenses.

SG&A, R&D and other-net expenses totaled $2.1 million in the third quarter 2013, unchanged from the third quarter 2012. These expenses totaled $6.5 million in the first nine months of 2013 compared to $6.8 million in the first nine months of 2012 and were 12% of sales in both periods. Expenses were 20% of value-added sales in the first nine months of 2013 and 2012. The lower expense dollars in the first nine months of 2013 resulted from a reduction in manpower and other administrative costs as well as a reduction in various selling expenses in the first quarter 2013.

Technical Materials generated an operating profit of $1.4 million in the third quarter 2013 compared to $1.1 million in the third quarter 2012. Operating profit of $5.2 million in the first nine months of 2013 was a 5% improvement over the operating profit of $5.0 million in the first nine months of 2012. Operating profit was 10% of sales in the first nine months of 2013 compared to 9% of sales in the first nine months of 2012 and 16% of value-added sales in the first nine months of 2013 compared to 15% in the first nine months of 2012.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the third quarter and first nine months of 2013 and 2012 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions)	2013	2012	2013	2012
Sales
Advanced Material Technologies	$176.3	$190.5	$566.2	$654.2
Performance Alloys	69.5	68.7	218.4	216.4
Beryllium and Composites	13.7	14.4	42.2	43.1
Technical Materials	15.9	17.0	53.9	55.5
All Other	—	—	—	0.1
Total	$275.4	$290.6	$880.7	$969.3

Less: Pass-through Metal Cost
Advanced Material Technologies	$107.9	$117.2	$357.1	$437.9
Performance Alloys	12.2	14.4	43.0	46.1
Beryllium and Composites	—	—	—	—
Technical Materials	6.6	6.7	21.3	21.1
All Other	—	—	—	—
Total	$126.7	$138.3	$421.4	$505.1

Value-added Sales
Advanced Material Technologies	$68.4	$73.3	$209.1	$216.3
Performance Alloys	57.3	54.3	175.4	170.3
Beryllium and Composites	13.7	14.4	42.2	43.1
Technical Materials	9.3	10.3	32.6	34.4
All Other	—	—	—	0.1
Total	$148.7	$152.3	$459.3	$464.2

The cost of gold, silver, platinum, palladium and copper can be quite volatile. Our pricing policy is to directly pass the cost of these metals on to the customer in order to mitigate the impact of metal price volatility on our results from operations. Trends and comparisons of sales are affected by movements in the market prices of these metals, but changes in sales due to metal price movements may not directly impact our profitability.

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

Our sales are also affected by changes in the use of customer-supplied metal. When we manufacture a precious metal product, the customer may purchase metal from us or may elect to provide its own metal, in which case we process the metal on a toll basis and the metal value does not flow through sales or cost of sales. In either case, we generally earn our margin based upon our fabrication efforts. The relationship of that margin to sales can change depending upon whether the product was made from our metal or the customer’s. The use of value-added sales removes the potential distortion in the comparison of sales caused by changes in the level of customer-supplied metal.

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

There was one chronic beryllium (CBD) case outstanding against us as of the end of the third quarter 2013. This case was filed in 2012. A loss reserve of $0.1 million was recorded for this case as of the end of the third quarter 2013, unchanged from year-end 2012. No other CBD cases have been filed or settled during the first three quarters of 2013. However, in the fourth quarter 2013, we were served with a complaint relating to one new CBD case.

FINANCIAL POSITION

Net cash provided from operations was $38.5 million in the first nine months of 2013, as net income, the effects of depreciation, amortization and stock compensation expense and other items offset the decrease in accounts payable and accrued items (which was partially due to the payment of the 2012 incentive compensation to employees during the first quarter 2013). Cash provided from operations in the third quarter 2013 was a strong $20.4 million.

Cash was $20.2 million as of the end of the third quarter 2013 compared to $16.1 million as of year-end 2012.

Accounts receivable of $122.0 million as of the end of the third quarter 2013 were $4.5 million, or 4%, lower than the receivable balance of $126.5 million as of year-end 2012. The decline in the receivable balance was largely due to the lower sales in the third quarter 2013 than in the fourth quarter 2012. This reduction was offset in part by a slow down in the average collection period as the days sales outstanding (DSO) slowed from 37 days as of year-end 2012 to approximately 40 days as of the end of the third quarter 2013. This slower collection period was within our normal operating range.

We continue to aggressively monitor and manage our credit exposures and the collectability of our receivables. We will adjust our credit terms, including requiring cash in advance, when warranted. The bad debt expense in the first nine months of 2013 was immaterial.

Inventories totaled $212.8 million as of the end of the third quarter 2013, an increase of $6.7 million since year-end 2012. The inventory turnover ratio, a measure of how effectively inventory is utilized, slowed down from the year-end 2012 level and roughly the level from the first two quarters of 2013, but was in line with the ratio from the third quarter 2012.

The inventory increase was partially due to purchasing raw materials and building inventories at the Elmore facility in order to level load the production scheduling and to meet demand and in anticipation of taking equipment down in the fourth quarter.

Inventory also increased in part due to the purchase of beryllium feedstock during the second quarter 2013 that is being used to augment production from the new beryllium plant in order to meet the sales demand. Beryllium metal products typically have a long processing cycle.

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

Gold prices and the prices of other metals were lower in the third quarter 2013 than the year-end 2012 levels. These lower prices were charged to cost of sales, matching the pass-through prices charged to the customers, and did not have a significant impact on the inventory carrying value.

Capital expenditures for the first nine months of 2013 and 2012 are summarized as follows:

	Nine Months Ended
	Sept. 27,	Sept. 28,
(Millions)	2013	2012
Capital expenditures	$19.8	$25.3
Mine development	4.4	5.0
Subtotal	24.2	30.3
Reimbursement for spending under government contract	—	1.0
Net spending	$24.2	$29.3

The multi-year $104.9 million Title III contract with the U.S. Department of Defense for the design and development of a new facility for the production of primary beryllium was largely completed during 2012 and, therefore, there was no additional spending under the contract or any reimbursements received during the first nine months of 2013. We spent an additional $1.6 million outside of the Title III contract during the first nine months of 2013 on the beryllium facility to improve the performance of specific pieces of equipment and the related infrastructure.

Spending on major projects in the first nine months of 2013 included the large optics initiative at the Westford, Massachusetts facility, new vertical casting equipment to increase the capacity to manufacture ToughMet® products at our Lorain, Ohio facility, upgrades to the rolling equipment at the Reading, Pennsylvania operations to allow for improved quality of thin gauge strip product, upgrades to the strip and bulk product processing equipment at the Elmore facility and an upgrade and expansion of the welding line capabilities at the Lincoln, Rhode Island operations. Capital spending in the first nine months of 2013 also included various information technology projects.

Mine development costs totaled $4.4 million in the first nine months of 2013, the majority of which were incurred in the first half of the year, and were part of a $14.5 million pit in Utah that was started in 2012. Extraction of ore from this pit began late in the second quarter of this year.

Intangible assets of $25.9 million at the end of the third quarter 2013 were $3.0 million lower than the balance of $28.9 million at year-end 2012. The decrease was due to current period amortization net of deferred financing costs incurred in support of the new credit facilities.

Other liabilities and accrued items were $50.8 million at the end of the third quarter 2013, a decrease of $5.0 million from year-end 2012. The payment of the 2012 annual incentive compensation to employees in the first quarter 2013 net of the expense for the first nine months of 2013 was the main cause of the decline. Accruals for utilities, professional services, workers’ compensation and other items also declined due to business levels, seasonal factors or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not yet shipped, was $0.5 million at the end of the third quarter 2013 compared to $1.5 million as of December 31, 2012. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities totaled $16.5 million at the end of the third quarter 2013 compared to $16.2 million at year-end 2012, as increases in long-term compensation plan accruals and other items were partially offset by the amortization of capital lease balances.

Unearned income of $57.7 million at the end of the third quarter 2013 was $3.5 million lower than the balance of $61.2 million as of year-end 2012. This balance represents the unamortized reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. The $3.5 million reduction to unearned income in the first nine months of 2013 was recorded against cost of sales on the Consolidated Statement of Income and offset the depreciation expense recorded on the underlying equipment. Depreciation and amortization expense on the Consolidated Statement of Cash Flows is depicted net of the corresponding reduction in unearned income. See Note I to the Consolidated Financial Statements.

The retirement and post-employment benefit liability was $122.0 million at the end of the third quarter 2013 compared to $126.0 million as of December 31, 2012. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the domestic defined benefit pension plan declined $4.7 million in the first nine months of 2013 as a result of contributions to the plan totaling $9.2 million and an adjustment to other comprehensive income of $5.4 million offset in part by an expense of $9.9 million for the first nine months of the year.

The retirement and post-employment benefit liability was also affected by differences between the payments made under other plans, the quarterly expense for these plans and other factors.

Debt totaled $88.4 million as of the end of the third quarter 2013 compared to $94.3 million as of year-end 2012. Debt increased $19.1 million in the first quarter 2013 in order to fund the payment of the 2012 incentive compensation to employees in the first quarter 2013, other working capital items, capital expenditures and the dividend to shareholders. Debt then declined $25.0 million in total during the second and third quarters of 2013 as a result of the net income generated in those quarters and changes in working capital items.

Outstanding short-term debt was $36.0 million as of the end of the third quarter 2013, while long-term debt totaled $52.4 million.

We were in compliance with all of our debt covenants as of the end of the third quarter 2013.

Shareholders’ equity was $437.3 million as of the end of the third quarter 2013 compared to $415.0 million as of year-end 2012. The primary cause for the increase in equity in the first nine months of 2013 was comprehensive income of $21.3 million. This increase to equity was partially offset by declared dividends of $4.9 million in the first nine months of 2013. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

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

Accounts receivable totaled $138.9 million at the end of the third quarter 2012, an increase of $21.1 million, or 18%, from the balance of $117.8 million at year-end 2011 as the DSO slowed to 43 days as of the end of the third quarter 2012.

Inventories increased $24.2 million, or 13%, in the first nine months of 2012, largely due to the timing of production scheduling and to support future sales growth within Performance Alloys. Inventories of beryllium hydroxide also increased due to higher mining rates at our Utah operation. The acquisition of AMC had a minor impact on the inventory growth in the first nine month of 2012.

Other liabilities and accrued items declined $0.7 million in the first nine months of 2012 as the payment of the 2011 incentive compensation expense to employees during the first quarter 2012 was largely offset by the movements in other items. The retirement and post-employment benefit balance was $6.7 million lower at the end of the third quarter 2012 than year-end 2011 mainly due to the contribution to the domestic defined pension benefit plan of $10.1 million offset in part by the expense recorded for the various plans and other factors.

Capital expenditures, net of reimbursements from the government for purchases made for the beryllium facility in accordance with the Title III contract, totaled $29.3 million. Spending within Advanced Material Technologies totaled $9.1 million while spending within Performance Alloys was $10.9 million.

We acquired the outstanding shares of AMC for $3.3 million, net of cash received, during the first quarter 2012.

Outstanding debt increased from $81.4 million at year-end 2011 to $122.5 million at the end of the third quarter 2012. The increase in debt was used to fund the growth in working capital, capital expenditures, quarterly dividend and the AMC acquisition.

Cash balances totaled $10.9 million at the end of the third quarter 2012, a decrease of $1.4 million since year-end 2011.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals and a portion of our copper that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under these off-balance sheet consignment arrangements totaled $280.5 million as of the end of the third quarter 2013 compared to $286.9 million as of year-end 2012. The decline in the outstanding balance was primarily due to lower metal prices.

During the third quarter 2013, we renewed our metal consignment agreements. The maturity dates were extended from one to three years and the total capacity was increased. Pricing under the agreements improved, while the other key terms and conditions remained largely unchanged from the previous agreements.

We were in compliance with the covenants contained in our consignment agreements as of September 27, 2013.

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

Cash provided from operations was $38.5 million in the first nine months of 2013. After consuming $4.8 million of cash in the first quarter 2013, we generated $43.3 million of cash in the following two quarters due to net income and changes in working capital levels. We typically consume cash in the first quarter of a given year and then generate cash over the balance of the year.

We paid quarterly dividends to our shareholders totaling $4.9 million in the first nine months of 2013. Our Board of Directors had initiated a quarterly dividend payout of $0.075 per share in the second quarter 2012. The Board then increased the payout to $0.08 per share beginning in the second quarter 2013. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination by our Board of Directors that the dividend remains in the best interest of the shareholders.

Our domestic defined benefit pension plan was underfunded as of the end of the third quarter 2013. Contributions to the plan are determined by a variety of factors, including the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our policies and objectives, the availability of cash and other factors. We anticipate making contributions of approximately $13.0 million to the plan during 2013. Contributions in the first nine months of 2013 totaled $9.2 million. Contributions made during the fourth quarter 2013 will be funded with cash from operations or borrowings under existing lines of credit.

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

The debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, improved from 19% as of year-end 2012 to 17% as of the end of the third quarter 2013 as a result of the decline in debt and an increase in equity.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $175.1 million as of the end of the third quarter 2013.

By renegotiating and securing a new revolving credit facility in the second quarter 2013, we were able to extend the maturity date out two years, which provides us with additional stability and financial flexibility.

The renewal of our metal consignment lines in the third quarter 2013 also provides financing security and flexibility. The available and unused capacity under the off-balance sheet consignment lines totaled $137.6 million as of the end of the third quarter 2013.

We also had $20.2 million of cash as of the end of the third quarter 2013.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 41 to 43 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.

OUTLOOK

Market conditions remained mixed in the third quarter 2013 and into the early portion of the fourth quarter 2013. The reduced government defense budgets were negatively affecting our sales into the defense and science market while the government shutdown and related issues led to a high level of uncertainty in a number of other markets.

The automotive electronics market has been strong thus far in 2013, in part due to the demand for our higher-quality materials. Within the medical market, sales for blood glucose test strip applications were particularly strong in the third quarter 2013, but sales for x-ray window applications were soft. Portions of the consumer electronics market have strengthened, including advanced chemicals for LED applications and other materials for gaming systems, but portions of this market also remained soft.

We anticipate that business levels will improve in the fourth quarter 2013 over the third quarter 2013 based upon the order entry pattern, market analyses and other information. Within Beryllium and Composites, shipment levels, including materials for science applications, should increase over the third quarter 2013 as various orders are released by customers. We believe that shipment levels should increase during the fourth quarter 2013 in other portions of the business as well.

We face competitive pressures due to precious metal prices. While prices have been lower in the first nine months of 2013 than in the first nine months of 2012, an increasing portion of our customer base is aggressively investigating alternatives in order to minimize their metal costs.

The output from the new beryllium plant continued to improve in the third quarter 2013 and the facility has demonstrated the capability to meet our planned material needs in the coming period.

Despite the higher shipments in the fourth quarter, the cost structures of portions of our business need to be reviewed and adjusted to align with the current business levels. We anticipate taking the appropriate actions that will result in recording a charge of up to $0.15 per share in the fourth quarter 2013. These actions should result in cost savings beginning in the first quarter 2014.

FORWARD-LOOKING STATEMENTS

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements, in particular, the outlook provided above. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	Actual sales, operating rates and margins for 2013 and 2014;

•
Uncertainties relating to the fourth quarter 2012 physical inventory and possible theft at our Albuquerque facility, including (i) the costs and outcome of our investigations and (ii) the timing and amount, if any, of any insurance proceeds that we might receive;

•	The global economy;

•	The impact of the Federal government shutdowns and sequestrations;

•
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components and commercial aerospace, defense and science, automotive electronics, medical, energy and telecommunications infrastructure;

•	Changes in product mix and the financial condition of customers;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses;

•	Our success in moving the microelectronics packaging operations to Singapore;

•	Our success in completing the announced facility consolidations and the product line rationalizations and achieving the expected benefits;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

•	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

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
We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 27, 2013.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of September 27, 2013, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case in the federal district court in Philadelphia. The case was filed during September 2012. On May 2, 2013, plaintiffs filed an Amended Complaint. On May 9, 2013, the Company filed a motion to dismiss the Amended Complaint. A scheduling conference was held on September 19, 2013. The Company has some insurance coverage, subject to an annual deductible.

Subsequent Events

In the case reported above, on September 30, 2013, the court issued an order that stayed all discovery pending a ruling on the motion to dismiss, set various pretrial deadlines, and set a trial date of September 10, 2014.

Since the close of the third quarter 2013, the Company was served with a complaint relating to one new beryllium case (involving three plaintiffs), filed in state court in Arizona on October 4, 2013.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1
Amendment No. 4 to Third Amended and Restated Precious Metals Agreement, dated September 13, 2013, among Materion Corporation and certain of its subsidiaries and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-15885) on September 18, 2013), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending September 27, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: November 1, 2013
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Exhibit Index

10.1
Amendment No. 4 to Third Amended and Restated Precious Metals Agreement, dated September 13, 2013, among Materion Corporation and certain of its subsidiaries and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-15885) on September 18, 2013), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending September 27, 2013.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.