Form 10-Q/A
period 2013-06-28
MATERION Corp
filed 2014-03-14
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

Materion Corporation (the Company) is filing this amended Quarterly Report on Form 10-Q (Form 10-Q/A) for the quarterly period ended June 28, 2013 because the Consolidated Financial Statements previously reported in the Original Form 10-Q for the quarterly period ended June 28, 2013 should no longer be relied upon due to an error in the reconciliation of a physical inventory count taken during that quarter that was not identified until the fourth quarter 2013. As a result of the error, cost of sales was understated by $6.8 million and net income was overstated by $4.8 million, or $0.23 per share, diluted, for the three-month and six-month periods ended June 28, 2013.
On February 24, 2014, the Audit Committee of the Company's Board of Directors approved management’s recommendation to restate its Consolidated Financial Statements for the three-month and six-month periods ended June 28, 2013 by filing an amendment to the Original Form 10-Q after consulting with the full Board of Directors and Ernst & Young LLP, the Company’s independent registered public accounting firm. The error, including the specific line items on each of the Company’s financial statements that were restated, is described in greater detail in Note A1 - Restatement contained in this Form 10-Q/A.
This Form 10-Q/A amends and restates in their entireties Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Form 10-Q, and no other information in that report is amended hereby. This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and the Company has not updated disclosures contained herein to reflect any events that occurred at a later date.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and first half ended June 28, 2013 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
(Thousands, except per share amounts)	Restated		Restated
Net sales	$306,141	$325,088	$605,310	$678,718
Cost of sales	260,149	272,064	510,979	576,276
Gross margin	45,992	53,024	94,331	102,442
Selling, general and administrative expense	33,327	33,453	66,106	66,107
Research and development expense	3,154	3,198	6,711	6,290
Other—net	2,950	3,928	5,431	7,716
Operating profit	6,561	12,445	16,083	22,329
Interest expense—net	813	820	1,641	1,518
Income before income taxes	5,748	11,625	14,442	20,811
Income tax expense	1,593	3,696	3,502	6,764
Net income	$4,155	$7,929	$10,940	$14,047
Basic earnings per share:
Net income per share of common stock	$0.20	$0.39	$0.53	$0.69
Diluted earnings per share:
Net income per share of common stock	$0.20	$0.38	$0.52	$0.68
Cash dividends per share	$0.080	$0.075	$0.155	$0.075
Weighted-average number of shares of common stock outstanding:
Basic	20,566	20,430	20,524	20,400
Diluted	20,869	20,666	20,845	20,687

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
(Thousands)	Restated		Restated
Net income	$4,155	$7,929	$10,940	$14,047
Other comprehensive income:
Foreign currency translation adjustment	(626)	(68)	(3,380)	(822)
Derivative and hedging activity, net of tax	(247)	(155)	155	(337)
Pension and post employment benefit adjustment, net of tax	1,220	835	2,439	1,669
Net change in accumulated other comprehensive income	347	612	(786)	510
Comprehensive income	$4,502	$8,541	$10,154	$14,557

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	June 28, 2013	June 29, 2012
(Thousands)	Restated
Cash flows from operating activities:
Net income	$10,940	$14,047
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion and amortization	18,656	20,440
Amortization of deferred financing costs in interest expense	325	325
Stock-based compensation expense	2,676	2,828
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(5,116)	(5,502)
Decrease (increase) in other receivables	(40)	3,873
Decrease (increase) in inventory	4,212	(21,953)
Decrease (increase) in prepaid and other current assets	9,029	(1,235)
Decrease (increase) in deferred income taxes	1,166	(1,360)
Increase (decrease) in accounts payable and accrued expenses	(27,143)	(12,942)
Increase (decrease) in unearned revenue	(1,077)	(1,470)
Increase (decrease) in interest and taxes payable	177	200
Increase (decrease) in long-term liabilities	2,409	(6,459)
Other-net	1,906	161
Net cash provided from (used in) operating activities	18,120	(9,047)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(13,023)	(17,957)
Payments for mine development	(4,382)	(822)
Reimbursements for capital equipment under government contracts	—	991
Payments for purchase of business net of cash received	—	(3,953)
Proceeds from sale of property, plant and equipment	67	—
Other investments-net	20	1,742
Net cash used in investing activities	(17,318)	(19,999)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	(12,729)	16,322
Proceeds from issuance of long-term debt	70,240	25,207
Repayment of long-term debt	(55,541)	(7,494)
Debt issuance costs	(1,301)	—
Principal payments under capital lease obligations	(329)	(383)
Payment of dividends	(3,198)	(1,550)
Issuance of common stock under stock option plans	849	139
Tax benefit from stock compensation realization	1,316	73
Net cash (used in) provided from financing activities	(693)	32,314
Effects of exchange rate changes	(439)	(93)
Net change in cash and cash equivalents	(330)	3,175
Cash and cash equivalents at beginning of period	16,056	12,255
Cash and cash equivalents at end of period	$15,726	$15,430
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 28, 2013	Dec. 31, 2012
(Thousands)	Restated
Assets
Current assets
Cash and cash equivalents	$15,726	$16,056
Accounts receivable	129,831	126,482
Other receivables	445	405
Inventories	200,804	206,125
Prepaid expenses	32,666	41,685
Deferred income taxes	8,460	10,236
Total current assets	387,932	400,989
Related-party notes receivable	11	51
Long-term deferred income taxes	20,483	19,946
Property, plant and equipment—cost	794,389	779,785
Less allowances for depreciation, depletion and amortization	(523,659)	(507,243)
Property, plant and equipment—net	270,730	272,542
Intangible assets	26,594	28,869
Other assets	4,240	3,767
Goodwill	88,753	88,753
Total assets	$798,743	$814,917
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$36,562	$49,432
Accounts payable	28,828	42,281
Other liabilities and accrued items	46,579	55,811
Unearned revenue	466	1,543
Total current liabilities	112,435	149,067
Other long-term liabilities	16,299	16,173
Retirement and post-employment benefits	123,448	125,978
Unearned income	58,837	61,184
Long-term income taxes	1,510	1,510
Deferred income taxes	614	1,130
Long-term debt	59,578	44,880
Shareholders’ equity	426,022	414,995
Total liabilities and shareholders’ equity	$798,743	$814,917
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A1 — Restatement
During the fourth quarter 2013, the Company identified an error in the second quarter 2013 physical inventory count reconciliation process at one of its operations in the Advanced Material Technologies reporting segment that was not detected by management's review controls on a timely basis. The error overstated the amount of inventory on hand by $6.8 million as of the end of the second quarter 2013. To correct the error, inventory was reduced on the Consolidated Balance Sheets as of June 28, 2013 and cost of sales was increased on the Consolidated Statements of Income for the three-month and six-month periods ended June 28, 2013. Income tax expense was also restated for the reduction in income before income taxes, with the offset recorded against prepaid income taxes on the Consolidated Balance Sheets. Net income and earnings per share were restated for the impact of these items for the three-month and six-month periods ended June 28, 2013. The Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 28, 2013 and the Consolidated Statements of Cash Flows for the six-month period ended June 28, 2013 were also restated for the impact of the error.
The restatement corrects the following line items in the Company's Consolidated Financial Statements for the periods ended June 28, 2013:

	Second Quarter Ended June 28, 2013			First Half Ended June 28, 2013
	Previously	Restatement	As	Previously	Restatement	As
(Thousands)	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected
Consolidated Statements of Income
Cost of sales	$253,320	$6,829	$260,149	$504,150	$6,829	$510,979
Gross margin	52,821	(6,829)	45,992	101,160	(6,829)	94,331
Operating profit	13,390	(6,829)	6,561	22,912	(6,829)	16,083
Income before income taxes	12,577	(6,829)	5,748	21,271	(6,829)	14,442
Income tax expense	3,668	(2,075)	1,593	5,577	(2,075)	3,502
Net income	8,909	(4,754)	4,155	15,694	(4,754)	10,940
Earnings per share - basic	0.43	(0.23)	0.20	0.76	(0.23)	0.53
Earnings per share - diluted	0.43	(0.23)	0.20	0.75	(0.23)	0.52
Consolidated Statements of Comprehensive Income
Net income	8,909	(4,754)	4,155	15,694	(4,754)	10,940
Comprehensive income	9,256	(4,754)	4,502	14,908	(4,754)	10,154

	First Half Ended June 28, 2013
	Previously	Restatement	As
(Thousands)	Reported	Adjustment	Corrected
Consolidated Statements of Cash Flows
Net income	$15,694	$(4,754)	$10,940
Decrease (increase) in inventory	(2,617)	6,829	4,212
Decrease (increase) in prepaids and other current assets	11,104	(2,075)	9,029

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	First Half Ended June 28, 2013
	Previously	Restatement	As
(Thousands)	Reported	Adjustment	Corrected
Consolidated Balance Sheets
Inventory	$207,633	$(6,829)	$200,804
Prepaid expenses	30,591	2,075	32,666
Retained earnings	430,776	(4,754)	426,022
Footnote B - Inventory, Footnote E - Segment Reporting and Footnote H - Income Taxes to the Consolidated Financial Statements for the period ended June 28, 2013 have also been restated to correct this error.
Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 28, 2013 and December 31, 2012 and the results of operations for the second quarter and first half ended June 28, 2013 and June 29, 2012. All adjustments were of a normal and recurring nature.
Note B — Inventories (Restated)
Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 28, 2013	Dec. 31, 2012
(Thousands)	Restated
Principally average cost:
Raw materials and supplies	$39,796	$42,751
Work in process	195,465	203,179
Finished goods	49,827	51,094
Gross inventories	285,088	297,024
Excess of average cost over LIFO inventory value	84,284	90,899
Net inventories	$200,804	$206,125

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Segment Reporting (Restated)
Operating profit for the Advanced Material Technologies segment and the consolidated total were restated for the second quarter 2013 and the first half of 2013. Assets as of the end of the first half of 2013 were also restated for Advanced Material Technologies and the consolidated total. See Note A1 to the Consolidated Financial Statements.

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Second Quarter 2013
Sales to external customers	$196,011	$74,335	$16,187	$19,608	$306,141	$—	$306,141
Intersegment sales	777	611	63	214	1,665	—	1,665
Operating profit (loss)	(2,286)	6,898	822	2,389	7,823	(1,262)	6,561
Second Quarter 2012
Sales to external customers	$221,931	$72,506	$12,567	$18,084	$325,088	$—	$325,088
Intersegment sales	506	672	129	207	1,514	—	1,514
Operating profit (loss)	7,514	6,685	(2,017)	1,967	14,149	(1,704)	12,445
First Half 2013
Sales to external customers	$389,864	$148,857	$28,509	$38,080	$605,310	$—	$605,310
Intersegment sales	1,525	1,041	133	444	3,143	—	3,143
Operating profit (loss)	1,065	14,134	(474)	3,825	18,550	(2,467)	16,083
Assets	318,917	266,561	141,509	24,530	751,517	47,226	798,743
First Half 2012
Sales to external customers	$463,737	$147,734	$28,684	$38,484	$678,639	$79	$678,718
Intersegment sales	1,171	1,369	329	471	3,340	—	3,340
Operating profit (loss)	12,799	12,945	(3,308)	3,860	26,296	(3,967)	22,329
Assets	353,824	248,086	130,309	23,824	756,043	44,071	800,114
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
Note H — Income Taxes (Restated)
The tax expense of $1.6 million in the second quarter 2013 was calculated by applying a rate of 27.7% against income before income taxes while the tax expense of $3.7 million in the second quarter 2012 was calculated by applying a rate of 31.8% against the income before income taxes in that period.
In the first half of 2013, the tax expense of $3.5 million was calculated using an effective rate of 24.2%. The tax expense was $6.8 million in the first half of 2012 and the effective rate was 32.5% in that period.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Gross margin was $46.0 million in the second quarter 2013 compared to $53.0 million in the second quarter 2012. The decline was due in part to lower yields, higher manufacturing overhead costs and an unfavorable change in product mix, offset in part by improved manufacturing performance at various facilities, including the output from the new beryllium plant.

Operating profit was $6.6 million in the second quarter 2013, a decline of 47% from the second quarter 2012. Earnings per share were $0.20 in the second quarter 2013 compared to $0.38 in the second quarter 2012.

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
RESULTS OF OPERATIONS

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions, except per share data)	2013	2012	2013	2012
Sales	$306,141	$325,088	$605,310	$678,718
Operating profit	6,561	12,445	16,083	22,329
Income before income taxes	5,748	11,625	14,442	20,811
Net income	4,155	7,929	10,940	14,047
Diluted earnings per share	$0.20	$0.38	$0.52	$0.68

Sales of $306.1 million in the second quarter 2013 were $19.0 million, or 6%, lower than sales of $325.1 million in the second quarter 2012. Sales from three of our reportable segments - Performance Alloys, Beryllium and Composites and Technical Materials - grew in the second quarter 2013 over the second quarter 2012, while sales from Advanced Material Technologies declined. The prices of key raw materials, including gold, silver and copper, were lower in the second quarter 2013 than the second quarter 2012 and the lower pass-through metal prices reduced sales in the second quarter 2013 by an estimated $22.0 million.

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

The cost of gold, silver, platinum, palladium and copper are typically passed through to customers and therefore movements in the prices of these metals will affect sales, but may not have a commensurate impact on margins. Internally, we manage our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales were $152.5 million in the second quarter 2013, a 1% decrease from value-added sales of $154.5 million in the second quarter 2012. Value-added sales were $303.8 million in the first half of 2013 and $311.9 million in the first half of 2012. A reconciliation of sales to value-added sales is provided in a later section of this Management's Discussion and Analysis.

Value-added sales to the consumer electronics market, our largest market with approximately 26% of our total value-added sales in the second quarter 2013, were 12% lower in the second quarter 2013 than the second quarter 2012 and 8% lower in the first half of 2013 than the first half of 2012. The phase-out of an application for disk drive arms was a main cause for the decline in the second quarter and first half of 2013 while lower shipments of copper-based alloys in the first quarter 2013 contributed to the fall-off in value-added sales in the first half of the year. Value-added sales of precious metals for semiconductor and other microelectronic applications declined in the second quarter 2013 after improving slightly in the first quarter 2013 from the comparable periods of 2012.

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

Gross margin was $46.0 million, or 15% of sales, in the second quarter 2013 compared to $53.0 million, or 16% of sales, in the second quarter 2012. Gross margin in the first half of 2013 was $94.3 million, or 16% of sales, versus $102.4 million, or 15% of sales, in the first half of 2012. Gross margin as a percent of value-added sales was 30% in the second quarter 2013 compared to 34% in the second quarter 2012. Gross margin was 31% of value-added sales in the first half of 2013 and 33% of value-added sales in the first half of 2012.

The decline in the gross margin in the second quarter 2013 from the second quarter 2012 was largely due to lower manufacturing yields in our precious metal operations, slightly higher manufacturing overhead costs, an unfavorable change in product mix and an unfavorable movement in currency translation rates offset in part by higher production volumes and improved efficiencies at various operations.

The volume impact on gross margins in the first half of 2013 was unfavorable as were the change in product mix and the movement in currency translation rates. Manufacturing yields within our precious metal operations were also lower in the first half of 2013 than the first half of 2012. We recorded a physical inventory loss at our Albuquerque, New Mexico facility of $2.3 million in the first quarter 2013. The impact of these items was partially offset by manufacturing improvements at several facilities and lower manufacturing overhead costs.

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

Operating profit of $6.6 million in the second quarter 2013 was $5.8 million lower than the operating profit of $12.4 million in the second quarter 2012. The decline in operating profit was primarily due to lower value-added sales, reduced manufacturing yields and higher manufacturing overhead costs off set in part by the lower metal consignment fee and other items. Operating profit of $16.1 million (3% of sales) in the first half of 2013 was 28% lower than the operating profit of $22.3 million (3% of sales) in the first half of 2012. Operating profit was 5% of value-added sales in the first half of 2013 and 7% of value-added sales in the first half of 2012.

Interest expense - net was $0.8 million in the second quarter 2013, unchanged from the second quarter 2012. For the first half of 2013, interest expense-net was $1.6 million compared to $1.5 million in the first half of 2012. Average debt levels and the effective borrowing rates were fairly similar over the first half of 2013 and the first half of 2012.

Income before income taxes and income tax expense for the second quarter and first half of 2013 and 2012 were as follows:

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2013	2012	2013	2012
Income before income taxes	$5.7	$11.6	$14.4	$20.8
Income tax expense	1.6	3.7	3.5	6.8
Effective tax rate	27.7%	31.8%	24.2%	32.5%

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

Net income was $4.2 million (or $0.20 per share, diluted) in the second quarter 2013 versus to $7.9 million (or $0.38 per share, diluted) in the second quarter 2012. Net income was $10.9 million (or $0.52 per share, diluted) in the first half of 2013 and $14.0 million (or $0.68 per share, diluted) in the first half of 2012.

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

Advanced Material Technologies

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions)	2013	2012	2013	2012
Sales	$196.0	$221.9	$389.9	$463.7
Operating profit (loss)	(2.3)	7.5	1.1	12.8

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

Value-added sales of $65.2 million in the second quarter 2013 were 11% lower than value-added sales of $73.5 million in the second quarter 2012. Value-added sales in the first half of 2013 were $133.9 million, a 6% decline from the value-added sales of $143.0 million in the first half of 2012.

Consumer electronics is Advanced Material Technologies' largest market, accounting for approximately 36% of the segment's value-added sales. Value-added sales to this market in the second quarter 2013 were 15% lower than the year ago period and 7% lower in the first half of 2013 than the first half of 2012. Value-added sales of precious metals for LED applications have declined as manufacturers are redesigning their products to use lower quantities of precious metals in order to reduce costs and the ultimate price to the end-use consumers. Offsetting a portion of this decline is the growth in value-added sales of phosphors for LED applications in the second quarter and first half of 2013 over the respective periods in 2012 due to the improved performance that these materials provide. Value-added sales for wireless applications improved in the second quarter 2013 over the second quarter 2012 while value-added sales for data storage applications softened.

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

Value-added sales from refining and shield kit cleaning operations declined in the second quarter 2013 from the second quarter 2012 after growing the first quarter of 2013 over the first quarter of 2012. The level of value-added sales from these operations is partially a function of the ounces in the supply chain available to be reclaimed and the purity levels of those ounces. We have expanded our domestic operations to provide additional capacity and improved processing times in order to capture additional market share. The closure of the shield kit cleaning operations in the Czech Republic in the fourth quarter 2012 had a slightly unfavorable impact on our value-added sales in the first half of 2013.

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

Gross margin generated by Advanced Material Technologies was $19.2 million, or 10% of sales, in the second quarter 2013 versus $29.7 million, or 13% of sales, in the second quarter 2012. For the first half of 2013, gross margin was $44.2 million, or 11% of sales, compared to $55.8 million, or 12% of sales, in the first half or 2012. Gross margin was 30% of value-added sales in the second quarter 2013 and 33% of value-added sales in the first half of 2013. Gross margin was 40% of value-added sales in the second quarter 2012 and 39% of value-added sales in the first half of 2012.

The gross margin was lower in the second quarter 2013 and first half of 2013 partially as a result of the margin impact from the lower value-added sales in both periods. Process improvements and yield gains provided a benefit to the gross margin the first quarter of 2013, but significantly lower manufacturing yields at the Buffalo, New York facility, largely in the precious metal refinery, was a main cause for the margin decline in the second quarter 2013 and first half of 2013. The change in product mix was unfavorable in the second quarter 2013 and first half of 2013. Manufacturing overhead costs in the second quarter 2013 were unchanged from the second quarter 2012 and 4% lower in the first half of 2013 than the first half of 2012. A physical inventory loss at the Albuquerque facility of $2.3 million in the first quarter 2013 contributed to the margin decline in the first half of 2013.

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

Advanced Material Technologies generated an operating loss of $2.3 million in the second quarter 2013 compared to an operating profit of $7.5 million in the second quarter 2012. Operating profit was $1.1 million (less than 1% of sales) in the first half of 2013 compared to $12.8 million (3% of sales) in the first half of 2012. Operating profit was 1% of value-added sales in the first half of 2013 and 9% of value-added sales in the first half of 2012.

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

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the second quarter and first half of 2013 and 2012 is as follows:

	Second Quarter Ended		First Half Ended
	June 28,	June 29,	June 28,	June 29,
(Millions)	2013	2012	2013	2012
Sales
Advanced Material Technologies	$196.0	$221.9	$389.9	$463.7
Performance Alloys	74.3	72.5	148.9	147.7
Beryllium and Composites	16.2	12.6	28.5	28.7
Technical Materials	19.6	18.1	38.0	38.5
All Other	—	—	—	0.1
Total	$306.1	$325.1	$605.3	$678.7

Less: Pass-through Metal Cost
Advanced Material Technologies	$130.8	$148.4	$256.0	$320.7
Performance Alloys	15.5	15.8	30.8	31.6
Beryllium and Composites	—	—	—	—
Technical Materials	7.3	6.4	14.7	14.5
All Other	—	—	—	—
Total	$153.6	$170.6	$301.5	$366.8

Value-added Sales
Advanced Material Technologies	$65.2	$73.5	$133.9	$143.0
Performance Alloys	58.8	56.7	118.1	116.1
Beryllium and Composites	16.2	12.6	28.5	28.7
Technical Materials	12.3	11.7	23.3	24.0
All Other	—	—	—	0.1
Total	$152.5	$154.5	$303.8	$311.9

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

Inventories totaled $200.8 million as of the end of the second quarter 2013, a decrease of $5.3 million since year-end 2012. The inventory turnover ratio, a measure of how effectively inventory is utilized, improved slightly during the second quarter 2013 from year-end 2012.

The inventory decline was due to a reduction in precious metals within the refine processing stream offset in part by an increase in beryllium metal inventories resulting from the purchase of beryllium feedstock during the second quarter 2013 that will be used to augment production from the new beryllium plant in order to meet the increased sales demand in the second half of the year.

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

Shareholders' equity of $426.0 million as of the end of the second quarter 2013 was $11.0 million higher than the balance of $415.0 million as of year-end 2012. The primary cause for the increase in equity in the first half of 2013 was comprehensive income of $10.2 million. This increase to equity was partially offset by declared dividends of $3.2 million in the first half of 2013. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

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

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $153.3 million as of the end of the second quarter 2013.

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
We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Act of 1934, as amended. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of June 28, 2013 due to the material weakness described below.
During the fourth quarter 2013, a deficiency was identified in our internal control over financial reporting. Specifically, our management review controls failed to detect errors in the physical inventory count reconciliation process at one of our facilities during the second quarter 2013. As a result of this material weakness, we concluded that we did not maintain effective control over financial reporting as of June 28, 2013.
During 2014, certain actions are being implemented to remediate this material weakness, including: improving processes, implementing additional controls and increased precision around management’s review controls, supplementing technical competence of our accounting staff with additional internal and, as needed, contract resources, and creating a new management level position of Inventory Controller who will report directly to the Corporate Vice President of Finance and be responsible for maintaining company-wide controls specifically over precious metal inventory.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95*	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 28, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: March 14, 2014
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

11		Statement regarding computation of per share earnings.

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32		Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95*		Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 28, 2013.

101.INS	#	XBRL Instance Document.

101.SCH	#	XBRL Taxonomy Extension Schema Document.

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
#	Submitted electronically herewith.