Form 10-Q/A
period 2013-09-27
MATERION Corp
filed 2014-03-14
CIK 1104657

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

Explanatory Note
Materion Corporation (the Company) is filing this amended Quarterly Report on Form 10-Q (Form 10-Q/A) for the quarterly period ended September 27, 2013 because the Consolidated Financial Statements previously reported in the Original Form 10-Q for the quarterly period ended September 27, 2013 should no longer be relied upon due to errors in the reconciliation of a physical inventory counts taken during the second and third quarter of 2013 that were not identified until the fourth quarter 2013. As a result of the errors, cost of sales was understated by $0.7 million and net income was overstated by $0.1 million in the quarter ended September 27, 2013 while cost of sales was understated by $7.5 million and net income was overstated by $4.9 million, or $0.24 per share, diluted, in the nine-month period ended September 27, 2013.
On February 24, 2014, the Audit Committee of the Company's Board of Directors approved management’s recommendation to restate its Consolidated Financial Statements for the three-month and nine-month periods ended September 27, 2013 by filing an amendment to the Original Form 10-Q after consulting with the full Board of Directors and Ernst & Young LLP, the Company’s independent registered public accounting firm. The error, including the specific line items on each of the Company’s financial statements that were restated, is described in greater detail in Note A1 - Restatement contained in this Form 10-Q/A.
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
The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and first nine months ended September 27, 2013 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
(Thousands, except per share amounts)	Restated		Restated
Net sales	$275,434	$290,601	$880,744	$969,319
Cost of sales	230,951	238,232	741,930	814,507
Gross margin	44,483	52,369	138,814	154,812
Selling, general and administrative expense	31,804	32,832	97,910	98,938
Research and development expense	3,190	3,019	9,901	9,310
Other—net	4,161	3,129	9,592	10,846
Operating profit	5,328	13,389	21,411	35,718
Interest expense—net	715	779	2,356	2,297
Income before income taxes	4,613	12,610	19,055	33,421
Income tax expense (benefit)	(379)	4,496	3,123	11,260
Net income	$4,992	$8,114	$15,932	$22,161
Basic earnings per share:
Net income per share of common stock	$0.24	$0.40	$0.78	$1.08
Diluted earnings per share:
Net income per share of common stock	$0.24	$0.39	$0.76	$1.07
Cash dividends per share	$0.080	$0.075	$0.235	$0.150
Weighted-average number of shares of common stock outstanding:
Basic	20,604	20,432	20,551	20,434
Diluted	20,931	20,697	20,874	20,639

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
(Thousands)	Restated		Restated
Net income	$4,992	$8,114	$15,932	$22,161
Other comprehensive income:
Foreign currency translation adjustment	478	1,271	(2,902)	449
Derivative and hedging activity, net of tax	(428)	(521)	(273)	(858)
Pension and post employment benefit adjustment, net of tax	1,232	835	3,671	2,504
Net change in accumulated other comprehensive income	1,282	1,585	496	2,095
Comprehensive income	$6,274	$9,699	$16,428	$24,256

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)

	Nine Months Ended
	Sept. 27, 2013	Sept. 28, 2012
(Thousands)	Restated
Cash flows from operating activities:
Net income	$15,932	$22,161
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion and amortization	30,842	28,923
Amortization of deferred financing costs in interest expense	501	487
Stock-based compensation expense	4,103	4,343
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	3,122	(20,451)
Decrease (increase) in other receivables	21	4,393
Decrease (increase) in inventory	(13)	(23,795)
Decrease (increase) in prepaid and other current assets	2,055	(4,852)
Decrease (increase) in deferred income taxes	249	(812)
Increase (decrease) in accounts payable and accrued expenses	(21,216)	(12,805)
Increase (decrease) in unearned revenue	(1,082)	(1,316)
Increase (decrease) in interest and taxes payable	108	(577)
Increase (decrease) in long-term liabilities	1,152	(3,618)
Other-net	2,741	545
Net cash provided from (used in) operating activities	38,515	(7,374)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(19,830)	(25,335)
Payments for mine development	(4,407)	(4,992)
Reimbursements for capital equipment under government contracts	—	991
Payments for purchase of business net of cash received	—	(3,894)
Proceeds from sale of property, plant and equipment	23	—
Other investments-net	20	1,742
Net cash used in investing activities	(24,194)	(31,488)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	(13,263)	16,505
Proceeds from issuance of long-term debt	70,333	32,305
Repayment of long-term debt	(62,789)	(7,740)
Debt issuance costs	(1,554)	—
Principal payments under capital lease obligations	(491)	(580)
Repurchase of common stock	—	(119)
Payment of dividends	(4,847)	(3,083)
Issuance of common stock under stock option plans	1,075	144
Tax benefit from stock compensation realization	1,664	77
Net cash (used in) provided from financing activities	(9,872)	37,509
Effects of exchange rate changes	(348)	(8)
Net change in cash and cash equivalents	4,101	(1,361)
Cash and cash equivalents at beginning of period	16,056	12,255
Cash and cash equivalents at end of period	$20,157	$10,894
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Sept. 27, 2013	Dec. 31, 2012
(Thousands)	Restated
Assets
Current assets
Cash and cash equivalents	$20,157	$16,056
Accounts receivable	121,987	126,482
Other receivables	384	405
Inventories	205,301	206,125
Prepaid expenses	39,593	41,685
Deferred income taxes	9,195	10,236
Total current assets	396,617	400,989
Related-party notes receivable	11	51
Long-term deferred income taxes	20,749	19,946
Property, plant and equipment—cost	779,870	779,785
Less allowances for depreciation, depletion and amortization	(514,562)	(507,243)
Property, plant and equipment—net	265,308	272,542
Intangible assets	25,908	28,869
Other assets	3,767	3,767
Goodwill	88,753	88,753
Total assets	$801,113	$814,917
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$36,013	$49,432
Accounts payable	30,972	42,281
Other liabilities and accrued items	50,778	55,811
Unearned revenue	461	1,543
Total current liabilities	$118,224	$149,067
Other long-term liabilities	16,515	16,173
Retirement and post-employment benefits	122,000	125,978
Unearned income	57,664	61,184
Long-term income taxes	1,510	1,510
Deferred income taxes	384	1,130
Long-term debt	52,423	44,880
Shareholders’ equity	432,393	414,995
Total liabilities and shareholders’ equity	$801,113	$814,917
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Derivative Instruments and Hedging Activity (Continued)

Note A1 — Restatement
During the fourth quarter 2013, the Company identified errors in the second and third quarter 2013 physical inventory count reconciliation process at one of its operations in the Advanced Material Technologies reporting segment that were not detected by management's review controls on a timely basis. The errors overstated the amount of inventory on hand by $7.5 million as of the end of the third quarter 2013 and by $6.8 million as of the end of the second quarter 2013. To correct the error, inventory was reduced by $7.5 million on the Consolidated Balance Sheets as of September 27, 2013 and cost of sales was increased by $0.7 million on the Consolidated Statements of Income for the three-month period ended September 27, 2013 and $7.5 million in the nine-month period ended September 27, 2013. Income tax expense was also restated for the reduction in income before income taxes, with the offset recorded against prepaid income taxes on the Consolidated Balance Sheets. Net income and earnings per share were restated for the impact of these items for the three-month and nine-month periods ended September 27, 2013. The Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 27, 2013 and the Consolidated Statements of Cash Flows for the nine-month period ended September 27, 2013 were also restated for the impact of this error.
The restatement corrects the following line items in the Company's Consolidated Financial Statements for the periods ended September 27, 2013:

	Third Quarter Ended September 27, 2013			Nine Months Ended September 27, 2013
	Previously	Restatement	As	Previously	Restatement	As
(Thousands)	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected
Consolidated Statements of Income
Cost of sales	$230,297	$654	$230,951	$734,447	$7,483	$741,930
Gross margin	45,137	(654)	44,483	146,297	(7,483)	138,814
Operating profit	5,982	(654)	5,328	28,894	(7,483)	21,411
Income before income taxes	5,267	(654)	4,613	26,538	(7,483)	19,055
Income tax expense (benefit)	144	(523)	(379)	5,721	(2,598)	3,123
Net income	5,123	(131)	4,992	20,817	(4,885)	15,932
Earnings per share - basic	0.25	(0.01)	0.24	1.01	(0.23)	0.78
Earnings per share - diluted	0.24	—	0.24	1.00	(0.24)	0.76
Consolidated Statements of Comprehensive Income
Net income	5,123	(131)	4,992	20,817	(4,885)	15,932
Comprehensive income	6,405	(131)	6,274	21,313	(4,885)	16,428

	Nine Months Ended September 27, 2013
	Previously	Restatement	As
(Thousands)	Reported	Adjustment	Corrected
Consolidated Statements of Cash Flows
Net income	$20,817	$(4,885)	$15,932
Decrease (increase) in inventory	(7,496)	7,483	(13)
Decrease (increase) in prepaids and other current assets	4,653	(2,598)	2,055

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Derivative Instruments and Hedging Activity (Continued)

	Nine Months Ended September 27, 2013
	Previously	Restatement	As
(Thousands)	Reported	Adjustment	Corrected
Consolidated Balance Sheets
Inventory	$212,784	$(7,483)	$205,301
Prepaid expenses	36,995	2,598	39,593
Retained earnings	437,278	(4,885)	432,393
Footnote B - Inventory, Footnote E - Segment Reporting and Footnote H - Income Taxes to the Consolidated Financial Statements for the period ended September 27, 2013 have also been restated to correct this error.
Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 27, 2013 and December 31, 2012 and the results of operations for the third quarter and nine months ended September 27, 2013 and September 28, 2012. All adjustments were of a normal and recurring nature.
Note B — Inventories (Restated)
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Sept. 27, 2013	Dec. 31, 2012
(Thousands)	Restated
Principally average cost:
Raw materials and supplies	$43,645	$42,751
Work in process	191,771	203,179
Finished goods	53,386	51,094
Gross inventories	288,802	297,024
Excess of average cost over LIFO inventory value	83,501	90,899
Net inventories	$205,301	$206,125

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Derivative Instruments and Hedging Activity (Continued)

Note E — Segment Reporting (Restated)
Operating profit for the Advanced Material Technologies segment and the consolidated total were restated for the third quarter 2013 and the first nine months of 2013. Assets as of the end of the third quarter 2013 were also restated for Advanced Material Technologies and the consolidated total. See Note A1 to the Consolidated Financial Statements.

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Third Quarter 2013
Sales to external customers	$176,294	$69,578	$13,685	$15,877	$275,434	$—	$275,434
Intersegment sales	523	443	67	156	1,189	—	1,189
Operating profit (loss)	4,146	4,520	(3,306)	1,421	6,781	(1,453)	5,328
Third Quarter 2012
Sales to external customers	$190,508	$68,700	$14,418	$16,975	$290,601	$—	$290,601
Intersegment sales	520	599	245	119	1,483	—	1,483
Operating profit (loss)	9,212	5,404	(515)	1,135	15,236	(1,847)	13,389
First Nine Months 2013
Sales to external customers	$566,158	$218,435	$42,194	$53,957	$880,744	$—	$880,744
Intersegment sales	2,048	1,484	200	600	4,332	—	4,332
Operating profit (loss)	5,211	18,654	(3,780)	5,246	25,331	(3,920)	21,411
Assets	312,110	267,232	142,183	23,734	745,259	55,854	801,113
First Nine Months 2012
Sales to external customers	$654,245	$216,434	$43,102	$55,459	$969,240	$79	$969,319
Intersegment sales	1,691	1,968	574	590	4,823	—	4,823
Operating profit (loss)	22,011	18,349	(3,823)	4,995	41,532	(5,814)	35,718
Assets	366,190	257,825	134,787	23,094	781,896	36,463	818,359
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
Note H — Income Taxes (Restated)
The tax benefit of $0.4 million in the third quarter 2013 was calculated by applying a rate of (8.2)% against income before income taxes while the tax expense of $4.5 million in the third quarter 2012 was calculated by applying a rate of 35.7% against the income before income taxes in that period.
In the first nine months of 2013, the tax expense of $3.1 million was calculated using an effective rate of 16.4%. The tax expense was $11.3 million in the first nine months of 2012 and the effective rate was 33.7% in that period.
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
The tax benefit in the third quarter 2013 included net favorable discrete items of $0.7 million that resulted from the finalization of the 2012 federal tax return at a lower liability than what was previously recorded in the financial statements, the reversal of tax reserves due to the lapse of the statute of limitations, the benefits from amending a prior year federal tax return and other items.
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
The effective tax rate in the third quarter 2013 prior to the impact of the discrete items was lower than the effective rate used in the first two quarters of 2013 due to revised annual projections. The impact of the lower rate reduced tax expense and increased net income by $0.8 million, or $0.04 per share, in the third quarter 2013.

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

Operating profit was $5.3 million in the third quarter 2013 compared to $13.4 million in the third quarter 2012. The reduced profit was caused by the margin impact of the lower sales, facility consolidation costs and other factors. The effective tax rate was (8.2)% in the third quarter 2013, largely as a result of adjustments to the projections for the year and discrete items recorded during the period. Earnings per share were $0.24 in the third quarter 2013 and $0.39 in the third quarter 2012.

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
RESULTS OF OPERATIONS

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions, except per share data)	2013	2012	2013	2012
Sales	$275.4	$290.6	$880.7	$969.3
Operating profit	5.3	13.4	21.4	35.7
Income before income taxes	4.6	12.6	19.1	33.4
Net income	5.0	8.1	15.9	22.2
Diluted earnings per share	$0.24	$0.39	$0.76	$1.07

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

The costs of gold, silver, platinum, palladium and copper are typically passed through to customers and, therefore, movements in the prices of these metals will affect sales, but may not have a proportionate impact on margins. Internally, we manage our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales were $148.1 million in the third quarter 2013 compared to $152.3 million in the third quarter 2012. Value-added sales were $451.9 million in the first nine months of 2013, a 3% decrease from the value-added sales of $464.2 million in the first nine months of 2012. A reconciliation of sales to value-added sales is provided in a later section of this Management’s Discussion and Analysis.

Value-added sales to the consumer electronics market, our largest market with approximately 28% of our total value-added sales in the third quarter 2013, were 6% lower in the third quarter 2013 than the third quarter 2012 and 7% lower in the first nine months of 2013 than the first nine months of 2012. The phase-out of an application for disk drive arms was a main cause for this decline in the third quarter and first nine months of 2013. While the total value-added sales to this diverse market were down, value-added shipments of advanced chemicals for LED applications and copper-based alloys for other applications have grown over the first nine months of 2013.

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

Value-added sales to the medical market grew 24% in the third quarter 2013 over the third quarter 2012 and 10% in the first nine months of 2013 over the first nine months of 2012. This growth was primarily due to increased shipments for b77lood glucose test strip applications due to increased market share and other factors.

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

Gross margin was $44.5 million, or 16% of sales, in the third quarter 2013 compared to $52.4 million, or 18% of sales, in the third quarter 2012. Gross margin in the first nine months of 2013 was $138.8 million, or 16% of sales, versus $154.8 million, or 16% of sales, in the first nine months of 2012. Gross margin as a percent of value-added sales was 30% in the third quarter 2013 compared to 34% in the third quarter 2012. Gross margin was 31% of value-added sales in the first nine months of 2013 and 33% of value-added sales in the first nine months of 2012.

A significant portion of the $7.9 million decline in gross margin in the third quarter 2013 from the third quarter 2012 and the majority of the $16.0 million decline in gross margin in the first nine months of 2013 from the first nine months of 2012 was due to the lower value-added sales volume. The impact of foreign currency translation rates had an unfavorable impact on gross margin in the third quarter and first nine months of 2013, while higher selling prices in portions of our business have provided a margin benefit throughout the first nine months of 2013. Manufacturing yields at our precious metal operations were lower in the third quarter and first nine months of 2013 than the comparable periods of 2012. The gross margin for the first nine months of 2013 was also unfavorably impacted by a physical inventory loss of $2.3 million at our Albuquerque, New Mexico facility in the first quarter 2013.

Margin in the third quarter 2013 and first nine months of 2013 benefitted from the improved manufacturing performance of the new beryllium plant in Elmore, Ohio. The plant had its highest output to date in the third quarter 2013 and output levels have increased for five consecutive quarters. Manufacturing performance at our Lincoln, Rhode Island facility also improved over the first nine months of 2013.

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

Operating profit was $5.3 million in the third quarter 2013 compared to $13.4 million in the third quarter 2012. The decline in operating profit was primarily due to the gross margin impact from the lower value-added sales and manufacturing yields and other factors.

Operating profit of $21.4 million (2% of sales) in the first nine months of 2013 was 40% lower than the operating profit of $35.7 million (4% of sales) in the first nine months of 2012. Operating profit was 5% of value-added sales in the first nine months of 2013 compared to 8% of value-added sales in the first nine months of 2012.

Interest expense - net was $0.7 million in the third quarter 2013, down slightly from a net expense of $0.8 million in the third quarter 2012. Average debt levels were lower in the third quarter 2013 than in the third quarter 2012. For the first nine months of 2013, interest expense-net was $2.4 million compared to $2.3 million in the first nine months of 2012.

Income before income taxes and income tax expense for the third quarter and first nine months of 2013 and 2012 were as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Dollars in millions)	2013	2012	2013	2012
Income before income taxes	$4.6	$12.6	$19.1	$33.4
Income tax expense (benefit)	(0.4)	4.5	3.1	11.2
Effective tax rate	(8.2)%	35.7%	16.4%	33.7%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and credits, federal credits, state and local taxes and other items were major factors for the difference between the effective and statutory rates in the third quarter and first nine months of 2013 and 2012.

The tax benefit in the third quarter 2013 also included a net discrete benefit of $0.7 million that resulted from the finalization of the 2012 federal tax return at a lower liability than what was previously recorded in the financial statements, the reversal of tax reserves due to the lapse of the associated statute of limitations, the benefits from amending a prior year tax return and other matters.

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

Net income was $5.0 million (or $0.24 per share, diluted) in the third quarter 2013 compared to $8.1 million (or $0.39 per share, diluted) in the third quarter 2012. Net income was $15.9 million (or $0.76 per share, diluted) in the first nine months of 2013 and $22.2 million (or $1.07 per share, diluted) in the first nine months of 2012.

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

Advanced Material Technologies

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions)	2013	2012	2013	2012
Sales	$176.3	$190.5	$566.2	$654.2
Operating profit	4.1	9.2	5.2	22.0

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

Value-added sales of $67.8 million in the third quarter 2013 were 8% lower than value-added sales of $73.3 million in the third quarter 2012. Value-added sales in the first nine months of 2013 were $201.7 million, a 7% decline from the value-added sales of $216.3 million in the first nine months of 2012.

Consumer electronics is Advanced Material Technologies’ largest market, accounting for approximately 38% of the segment’s value-added sales in the third quarter 2013. Value-added sales to this market in the third quarter 2013 were 9% lower in the third quarter 2013 than the third quarter 2012 and 8% lower in the first nine months of 2013 than the first nine months of 2012. Value-added sales of phosphors for LED applications continued to grow in the third quarter and first nine months of 2013 due to the improved performance that these materials provide. However, value-added sales of precious metals for LED applications have declined as manufacturers are redesigning their products to use lower quantities of precious metals in order to reduce costs and the ultimate price to the end-use consumers. Value-added sales of optics for gaming applications grew in the third quarter

2013 over the third quarter 2012. Value-added sales for data storage applications also improved in the third quarter, but were still lower in the first nine months of 2013 than in the first nine months of 2012. Value-added sales of precious metals for various microelectronic applications were softer in the third quarter 2013 than the third quarter 2012.

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

Value-added sales from refining and shield kit cleaning operations declined in the third quarter 2013 from the third quarter 2012 and in the first nine months of 2013 from the first nine months of 2012. Value-added sales from refining and shield kit cleaning are affected by a number of factors, including the quantity of products initially sold to customers and the amount of recycle material they generate, the types of materials processed, metal prices and the retention and yield levels.

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

Advanced Material Technologies’ gross margin was $24.9 million, or 14% of sales, in the third quarter 2013 compared to $30.1 million, or 16% of sales, in the third quarter 2012. For the first nine months of 2013, gross margin was $69.0 million, or 12% of sales, compared to $85.9 million, or 13% of sales, in the first nine months of 2012.

Gross margin was 37% of value-added sales in the third quarter 2013 and 34% of value-added sales in the first nine months of 2013. Gross margin was 41% of value-added sales in the third quarter 2012 and 40% of value-added sales in the first nine months of 2012.

The gross margin was lower in the third quarter 2013 and first nine months of 2013 largely as a result of the margin impact on the lower value-added sales in both periods. The change in product mix was unfavorable in both the third quarter and first nine months of 2013 relative to the same periods in 2012. The unfavorable mix resulted from competitive price pressures with new applications generally carrying lower margins than the applications they replace. Lower manufacturing yields in the precious metal manufacturing operations, primarily the refinery, also contributed to the decline in gross margin in the third quarter and first nine months of 2013.

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

Advanced Material Technologies generated an operating profit of $4.1 million in the third quarter 2013 and $9.2 million in the third quarter 2012. Operating profit was $5.2 million (1% of sales) in the first nine months of 2013 compared to $22.0 million (3% of sales) in the first nine months of 2012. Operating profit was 3% of value-added sales in the first nine months of 2013 and 10% of value-added sales in the first nine months of 2012.
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

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the third quarter and first nine months of 2013 and 2012 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Millions)	2013	2012	2013	2012
Sales
Advanced Material Technologies	$176.3	$190.5	$566.2	$654.2
Performance Alloys	69.5	68.7	218.4	216.4
Beryllium and Composites	13.7	14.4	42.2	43.1
Technical Materials	15.9	17.0	53.9	55.5
All Other	—	—	—	0.1
Total	$275.4	$290.6	$880.7	$969.3

Less: Pass-through Metal Cost
Advanced Material Technologies	$108.5	$117.2	$364.5	$437.9
Performance Alloys	12.2	14.4	43.0	46.1
Beryllium and Composites	—	—	—	—
Technical Materials	6.6	6.7	21.3	21.1
All Other	—	—	—	—
Total	$127.3	$138.3	$428.8	$505.1

Value-added Sales
Advanced Material Technologies	$67.8	$73.3	$201.7	$216.3
Performance Alloys	57.3	54.3	175.4	170.3
Beryllium and Composites	13.7	14.4	42.2	43.1
Technical Materials	9.3	10.3	32.6	34.4
All Other	—	—	—	0.1
Total	$148.1	$152.3	$451.9	$464.2

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

Inventories totaled $205.3 million as of the end of the third quarter 2013, a decrease of $0.8 million since year-end 2012. The inventory turnover ratio, a measure of how effectively inventory is utilized, slowed down from the year-end 2012 level and the level from the first two quarters of 2013, but was roughly in line with the ratio from the third quarter 2012.

Inventory declined due to lower ounces of precious metal in the refine operation stream at the Buffalo, New York facility. This decrease was partially offset by the purchase of raw materials to build inventories Elmore facility in order to level load the production scheduling and to meet demand and in anticipation of taking equipment down in the fourth quarter. We also purchased beryllium feedstock during the second quarter 2013 to be used to augment production from the new beryllium plant in order to meet the sales demand. Beryllium metal products typically have a long processing cycle.

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

Shareholders’ equity was $432.4 million as of the end of the third quarter 2013 compared to $415.0 million as of year-end 2012. The primary cause for the increase in equity in the first nine months of 2013 was comprehensive income of $16.4 million. This increase to equity was partially offset by declared dividends of $4.9 million in the first nine months of 2013. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

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

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $148.8 million as of the end of the third quarter 2013.

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
We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Act of 1934, as amended. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of September 27, 2013 due to the material weakness described below.

During the fourth quarter 2013, a deficiency was identified in our internal control over financial reporting. Specifically, our management review controls failed to detect errors in the physical inventory count reconciliation process at one of our facilities during the second and third quarters of 2013. As a result of this material weakness, we concluded that we did not maintain effective control over financial reporting as of September 27, 2013.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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