Form 10-Q
period 2014-03-28
MATERION Corp
filed 2014-05-01
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014

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
As of April 23, 2014, there were 20,594,188 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended March 28, 2014 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Thousands, except per share amounts)	2014	2013
Net sales	$258,929	$299,169
Cost of sales	213,467	250,830
Gross margin	45,462	48,339
Selling, general and administrative expense	31,259	32,780
Research and development expense	2,787	3,557
Other—net	363	2,480
Operating profit	11,053	9,522
Interest expense—net	695	828
Income before income taxes	10,358	8,694
Income tax expense	3,027	1,909
Net income	$7,331	$6,785
Basic earnings per share:
Net income per share of common stock	$0.36	$0.33
Diluted earnings per share:
Net income per share of common stock	$0.35	$0.33
Cash dividends per share	$0.080	$0.075
Weighted-average number of shares of common stock outstanding:
Basic	20,604	20,481
Diluted	20,962	20,824

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Thousands)	2014	2013
Net income	$7,331	$6,785
Other comprehensive income:
Foreign currency translation adjustment	589	(2,754)
Derivative and hedging activity, net of tax	7	403
Pension and post employment benefit adjustment, net of tax	9,383	1,219
Net change in accumulated other comprehensive income	9,979	(1,132)
Comprehensive income	$17,310	$5,653

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Mar. 28,	Dec. 31,
(Thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$19,313	$22,774
Accounts receivable	121,527	113,012
Inventories	226,961	213,392
Prepaid expenses	38,037	35,761
Deferred income taxes	9,948	9,566
Total current assets	415,786	394,505
Long-term deferred income taxes	4,285	4,672
Property, plant and equipment—cost	784,513	782,879
Less allowances for depreciation, depletion and amortization	(529,546)	(520,986)
Property, plant and equipment—net	254,967	261,893
Intangible assets	22,751	24,248
Other assets	4,799	3,874
Goodwill	88,753	88,753
Total assets	$791,341	$777,945
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$41,832	$35,566
Accounts payable	27,404	36,556
Other liabilities and accrued items	46,456	54,851
Income taxes	4,755	1,564
Unearned revenue	1,941	479
Total current liabilities	$122,388	$129,016
Other long-term liabilities	16,046	16,531
Retirement and post-employment benefits	59,970	80,275
Unearned income	55,317	56,490
Long-term income taxes	1,576	1,576
Deferred income taxes	6,063	1,469
Long-term debt	51,107	29,267
Shareholders’ equity	478,874	463,321
Total liabilities and shareholders’ equity	$791,341	$777,945
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar. 28,	Mar. 29,
(Thousands)	2014	2013
Cash flows from operating activities:
Net income	$7,331	$6,785
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	12,131	8,572
Amortization of deferred financing costs in interest expense	178	162
Stock-based compensation expense	1,412	1,199
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(8,214)	(4,255)
Decrease (increase) in inventory	(13,363)	3,770
Decrease (increase) in prepaid and other current assets	153	2,390
Decrease (increase) in deferred income taxes	17	1,951
Increase (decrease) in accounts payable and accrued expenses	(16,474)	(26,153)
Increase (decrease) in unearned revenue	1,462	32
Increase (decrease) in interest and taxes payable	2,648	473
Increase (decrease) in long-term liabilities	(7,671)	(525)
Other-net	(2,821)	833
Net cash used in operating activities	(23,211)	(4,766)
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(6,120)	(5,781)
Payments for mine development	(80)	(3,874)
Proceeds from sale of property, plant and equipment	3,009	—
Other investments-net	—	8
Net cash used in investing activities	(3,191)	(9,647)
Cash flows from financing activities:
Proceeds from issuance (repayments) of short-term debt	4,119	(678)
Proceeds from issuance of long-term debt	30,086	20,097
Repayment of long-term debt	(8,246)	(247)
Principal payments under capital lease obligations	(163)	(164)
Payment of dividends	(1,648)	(1,544)
Repurchase of common stock	(1,466)	—
Issuance of common stock under stock option plans	65	576
Tax benefit from stock compensation realization	13	920
Net cash provided from financing activities	22,760	18,960
Effects of exchange rate changes	181	(361)
Net change in cash and cash equivalents	(3,461)	4,186
Cash and cash equivalents at beginning of period	22,774	16,056
Cash and cash equivalents at end of period	$19,313	$20,242
See Notes to Consolidated Financial Statements.

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 28, 2014 and December 31, 2013 and the results of operations for the first quarter ended March 28, 2014 and March 29, 2013. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2014 consolidated financial statement presentation.

Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	Mar. 28, 2014	Dec. 31, 2013
Principally average cost:
Raw materials and supplies	$42,235	$42,352
Work in process	211,520	203,107
Finished goods	52,022	45,503
Gross inventories	305,777	290,962
Excess of average cost over LIFO inventory value	78,816	77,570
Net inventories	$226,961	$213,392
Note C — Pensions and Other Post-employment Benefits
The following is a summary of the first quarter 2014 and 2013 net periodic benefit cost for the domestic pension plans (which include the defined benefit plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
(Thousands)	Mar. 28, 2014	Mar. 29, 2013	Mar. 28, 2014	Mar. 29, 2013
Components of net periodic benefit cost
Service cost	$1,936	$2,356	$34	$76
Interest cost	2,444	2,353	169	311
Expected return on plan assets	(3,013)	(2,996)	—	—
Amortization of prior service cost (benefit)	(109)	(86)	(374)	29
Amortization of net loss	1,275	1,933	—	—
Net periodic benefit cost (benefit)	$2,533	$3,560	$(171)	$416

The Company made contributions to the domestic defined benefit pension plan of $7.8 million in the first quarter of 2014.

The Company has notified participants of planned changes to the domestic retiree medical plan, including changing the benefit formula for participants covered by the plan. The revised benefit formula is designed to lower costs for the Company and the majority of plan participants. As a result of this change, the plan liability on the Company's Consolidated Balance Sheet was reduced by $14.0 million in the first quarter 2014, with the offset increasing other comprehensive income, a component of sharholders' equity. The liability reduction will be recognized in earnings over the average remaining service life.

Note D — Contingencies
Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. Two CBD cases, which were filed in prior periods, were outstanding as of the end of the first quarter 2014.
No other CBD cases were filed or dismissed during the first quarter 2014. A loss reserve of $0.2 million was recorded for these two cases as of the end of the first quarter 2014.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.8 million as of the end of the first quarter 2014 and $4.8 million at December 31, 2013. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Early in the second quarter 2014, the Company reached an agreement with its insurance carrier to settle the outstanding precious metal theft claim for $6.8 million. The cash was received and the benefit of this settlement will be recorded in the Company's financial statements in the second quarter 2014.
Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
First Quarter 2014
Sales to external customers	$163,197	$66,685	$15,497	$13,550	$258,929	$—	$258,929
Intersegment sales	497	519	147	120	1,283	—	1,283
Operating profit (loss)	7,604	3,548	1,102	182	12,436	(1,383)	11,053
Assets	318,561	266,977	145,216	20,865	751,619	39,722	791,341
First Quarter 2013
Sales to external customers	$193,853	$74,522	$12,322	$18,472	$299,169	$—	$299,169
Intersegment sales	748	430	70	230	1,478	—	1,478
Operating profit (loss)	3,351	7,236	(1,296)	1,436	10,727	(1,205)	9,522
Assets	334,325	272,245	135,166	23,417	765,153	47,247	812,400
Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.4 million in the first quarter 2014 and $1.2 million in the first quarter 2013.
The Company granted approximately 25,000 performance-based restricted stock units to certain employees in the first quarter 2014. The fair value will be expensed over the vesting period of three years. The final share payout to the employees will be based upon the Company’s total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
The Company received $0.1 million for the exercise of approximately 4,000 options during the first quarter 2014 and $0.6 million for the exercise of approximately 40,000 options during the first quarter 2013. Exercises of stock appreciation rights totaled approximately 27,000 in the first quarter 2014 and 28,000 in the first quarter 2013.

Note G — Other-net
Other-net income (expense) for the first quarter 2014 and 2013 is summarized as follows:

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Thousands)	2014	2013
Foreign currency exchange/translation (loss) gain	$(52)	$719
Amortization of intangible assets	(1,322)	(1,292)
Metal consignment fees	(1,866)	(1,817)
Net gain on disposal of fixed assets	2,637	33
Other items	240	(123)
Total	$(363)	$(2,480)
Note H — Income Taxes
The tax expense of $3.0 million in the first quarter 2014 was calculated by applying a rate of 29.2% against income before income taxes, while the tax expense of $1.9 million in the first quarter 2013 was calculated by applying a rate of 22.0% against the income before income taxes in that period.
The differences between the statutory and effective rates in the first quarter of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes and other factors. The research and experimentation credit also reduced the effective tax rate in the first quarter 2013. The U.S. Congress has not extended the credit for 2014, so no benefit has been recognized in 2014.
A discrete tax benefit of $0.6 million was recorded in the first quarter 2013 primarily for the research and experimentation credit for 2012 that was not extended by the U.S. Congress until 2013. Accounting regulations require tax expense to be recorded based upon the laws that were in effect as of the end of the period.
Note I — Depreciation and Amortization
The Company received $63.5 million from the U.S. Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of capital equipment acquired by the Company under a Title III contract. The Company recorded the cost of the equipment in property, plant and equipment and the reimbursements as unearned income, a liability on the Consolidated Balance Sheets. The equipment was placed in service during the third quarter 2012 and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In the first quarter of 2014, the depreciation expense on the equipment subject to reimbursement was $1.2 million. Unearned income was reduced by $1.2 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion and amortization expense on the Consolidated Statement of Cash Flows is shown net of the reduction in unearned income.
Amortization of mine development costs are initially recorded in inventory and subsequently recorded into cost of sales in the period that the inventory is sold. Depreciation, depletion and amortization depicted on the Consolidated Statement of Cash Flows, including the mine development costs amortized into inventory, totaled $12.1 million in the first quarter 2014 and $8.6 million in the first quarter 2013. Depreciation, depletion and amortization expense recorded in operating profit in the Consolidated Statement of Income totaled $9.8 million in the first quarter 2014 and $9.8 million in the first quarter 2013.

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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 28, 2014:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$540	$540	$—	$—
Foreign currency forward contracts	164	—	164	—
Total	$704	$540	$164	$—
Financial Liabilities
Directors’ deferred compensation liability	$540	$540	$—	$—
Foreign currency forward contracts	260	—	260	—
Total	$800	$540	$260	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Outstanding contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheets approximate their fair values as of March 28, 2014.
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
The outstanding foreign currency forward contracts had a notional value of $30.9 million as of March 28, 2014. All of these contracts were designated and effective as cash flow hedges. The fair value of the yen forward contracts of $0.2 million was recorded in prepaid expenses and the fair value of a loss of $0.3 million on the euro forward contracts was recorded in other liabilities and accrued items on the Consolidated Balance Sheets as of March 28, 2014.
There was no ineffectiveness associated with the contracts outstanding at March 28, 2014 and no ineffectiveness expense was recorded in the first quarter of 2014 or 2013.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $(0.1) million at March 28, 2014 and $1.0 million at March 29, 2013. The Company expects to relieve substantially the entire balance in OCI as of March 28, 2014 to income on the Consolidated Statements of Income during the twelve month period beginning March 29, 2014. See Note L to the Consolidated Financial Statements for additional OCI details.
Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the first quarter of 2014 and 2013 are as follows:

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of December 31, 2013
Gross	$(87)	$(19)	$(106)	$(77,301)	$287	$(77,120)
Deferred tax (benefit)	(1,433)	(7)	(1,440)	(15,792)	—	(17,232)
Net	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)

First quarter 2014 activity:
Other comprehensive income (loss) before reclassifications	(92)	—	(92)	14,034	589	14,531
Amounts reclassified from accumulated other comprehensive income	83	19	102	1,209	—	1,311
Net current period other comprehensive income (loss) before tax	(9)	19	10	15,243	589	15,842
Deferred taxes on current period activity	(4)	7	3	5,860	—	5,863
Net current period other comprehensive income (loss) after tax	(5)	12	7	9,383	589	9,979

Accumulated other comprehensive income, as of March 28, 2014
Gross	(96)	—	(96)	(62,058)	876	(61,278)
Deferred tax (benefit)	(1,437)	—	(1,437)	(9,932)	—	(11,369)
Net	$1,341	$—	$1,341	$(52,126)	$876	$(49,909)

Accumulated other comprehensive income, as of December 31, 2012
Gross	$253	$97	$350	$(127,541)	$4,077	$(123,114)
Deferred tax (benefit)	(1,314)	34	(1,280)	(33,405)	—	(34,685)
Net	1,567	63	1,630	(94,136)	4,077	(88,429)

First quarter 2013 activity
Other comprehensive income (loss) before reclassifications	858	—	858	—	(2,754)	(1,896)
Amounts reclassified from accumulated other comprehensive income	(142)	(97)	(239)	1,876	—	1,637
Net current period other comprehensive income (loss) before tax	716	(97)	619	1,876	(2,754)	(259)
Deferred taxes on current period activity	250	(34)	216	657	—	873
Net current period other comprehensive income (loss) after tax	466	(63)	403	1,219	(2,754)	(1,132)

Accumulated other comprehensive income, as of March 29, 2013
Gross	969	—	969	(125,665)	1,323	(123,373)
Deferred tax (benefit)	(1,064)	—	(1,064)	(32,748)	—	(33,812)
Net	$2,033	$—	$2,033	$(92,917)	$1,323	$(89,561)
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

Sales in the first quarter 2014 of $258.9 million were 13% lower than sales in the first quarter 2013. The majority of the decline was due to lower pass-through metal prices. Improvements in the consumer electronics, energy and appliance markets were more than offset by declines in other key markets, including defense, automotive electronics and medical.

The gross margin of $45.5 million in the first quarter 2014 was 6% lower than the gross margin in the first quarter 2013 mainly as a result of lower shipment volumes.

Operating profit of $11.1 million in the first quarter 2014 was 16% higher than the operating profit in the first quarter 2013 as the benefits from the plant consolidation program that was initiated in prior periods and other factors offset the negative impact of the lower volumes. Operating profit in the first quarter 2014 was also more than double the operating profit of $5.4 million earned in the fourth quarter 2013.

The effective tax rate of 29.2% in the first quarter 2014 was higher than the first quarter 2013 mainly due to the research and experimentation credit not being extended for the current year by the U.S. Congress. Diluted earnings per share were $0.35 in the first quarter 2014 versus $0.33 in the first quarter 2013.

Debt increased $28.1 million during the first quarter 2014 in order to support an increase in working capital, fund capital expenditures and other items. We repurchased $1.5 million of common stock and paid $1.6 million in dividends to shareholders during the first quarter 2014.
RESULTS OF OPERATIONS

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Millions, except per share data)	2014	2013
Sales	$258.9	$299.2
Value-added sales	144.9	151.3
Operating profit	11.1	9.5
Income before income taxes	10.4	8.7
Net income	7.3	6.8
Diluted earnings per share	$0.35	$0.33

Sales of $258.9 million in the first quarter 2014 were $40.3 million, or 13%, lower than sales of $299.2 million in the first quarter 2013, with differences in the metal price pass-through accounting for an estimated $25.6 million (or 9%) of the decline and differences in the volumes and other factors accounting for the remaining $14.6 million (or 4%) of the decline. Sales from Beryllium and Composites improved in the first quarter 2014 over the first quarter 2013 while sales from our other three reportable segments were lower.

Domestic sales declined approximately 16% in the first quarter 2014 from the first quarter 2013 and international sales declined 8%, as growth in sales to Asia was more than offset by lower sales to Europe and the rest of the world. International sales were 35% of total sales in the first quarter 2014 and 33% in the first quarter 2013.

The cost of gold, silver, platinum, palladium and copper are typically passed through to customers and therefore movements in the prices of these metals will affect sales but may not have a proportionate impact on margins. Internally, we analyze our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales were $144.9 million in the first quarter 2014, a 4% decline from value-added sales of $151.3 million in the first quarter 2013. A reconciliation of sales to value-added sales is provided in a later section of this Management’s Discussion and Analysis.

Beginning in the first quarter 2014, we revised our value-added sales by market reporting, segregating the defense and science market into two separate markets and reclassifying nuclear medical applications from the science market to the medical market. We also segregated the industrial components and commercial aerospace market into two separate markets. Prior year data has been revised accordingly to allow for proper comparisons.

Value-added sales to the consumer electronics market, our largest market accounting for approximately 29% of our value-added sales in the first quarter 2014, grew 5% in the first quarter 2014 over the first quarter 2013. Due to changes in technologies, downstream inventory positions and other factors, our shipments into the consumer electronics market in a given period are not necessarily driven by sales of the final product or by consumer demand in that period.

Value-added sales to the energy and appliance markets grew at double digit rates in the first quarter 2014 over the first quarter 2013. Value-added sales to the science market also improved in the first quarter 2014 over the same period in 2013.

Offsetting these improvements were lower value-added sales to a number of our key markets. Defense value-added sales were 25% lower in the first quarter 2014 than in the first quarter 2013 primarily due to the impact of government budget cuts on sales of optics. Sales of traditional beryllium products for defense applications were affected by the timing of program releases.

Value-added sales to the automotive market declined 15% in the first quarter 2014 as a result of softer market conditions and the impact of the severe weather. Value-added sales to the medical market were 10% lower in the first quarter 2014 than a strong first quarter 2013.

Gross margin was $45.5 million, or 18% of sales, in the first quarter 2014 versus $48.3 million, or 16% of sales, in the first quarter 2013. Gross margin was 31% of value-added sales in the first quarter 2014 and 32% of value-added sales in the first quarter 2013.

The main cause for the decline in gross margin dollars in the first quarter 2014 from the first quarter 2013 was the lower value-added sales. Gross margin was also negatively affected by the severe weather conditions during the first quarter 2014, which caused higher utility costs, lost time and other production scheduling inefficiencies. In addition, manufacturing overhead costs were higher in the first quarter 2014 than in the first quarter 2013.

Offsetting a portion of the impact of the above items was a net favorable change in product mix, partially due to shipments of various high margin products from the Beryllium and Composites segment. The output and associated operating costs from the beryllium pebble plant in Elmore, Ohio improved in the first quarter 2014 over the first quarter 2013. Yield improvements were also made at our Shanghai, China facility during the first quarter 2014.

The facility consolidation and product line rationalization program that was initiated in the fourth quarter 2012 was substantially completed in the fourth quarter 2013, although we spent $0.6 million in the first quarter 2014 for retention compensation, clean-up costs and other miscellaneous items (with $0.1 million recorded in cost of sales and $0.5 million recorded in selling, general and administrative (SG&A) expenses). Facility closure costs totaled $0.6 million in the first quarter 2013. Savings from this program in the first quarter 2014 relative to the first quarter 2013 totaled an estimated $3.2 million, with $1.8 million related to reduced cost of sales and $1.4 million related to reduced SG&A expenses.

SG&A expenses were $31.3 million in the first quarter 2014 compared to $32.8 million in the first quarter 2013. SG&A expenses were 12% of sales in the first quarter 2014 and 11% of sales in the first quarter 2013. SG&A expenses were also 22% of value-added sales in both the first quarter 2014 and 2013.

Retirement costs under the domestic defined benefit pension plan and the domestic retiree medical plan were $1.6 million lower in the first quarter 2014 than the first quarter 2013 due to changes in the discount rates, actuarial differences, changes to the plan design and other factors. The lower expense was recorded mainly in SG&A expenses and cost of sales.

Stock-based compensation expense of $1.4 million in the first quarter 2014 was $0.2 million higher than in the first quarter 2013.

Selling expenses at various units increased in the first quarter 2014 over the first quarter 2013.

Corporate costs were approximately $1.0 million higher in the first quarter 2014 than the first quarter 2013 as a result of higher legal and audit costs, health and safety costs, including a large one-time research study, the centralization of the purchasing function and other factors.

Research and development (R&D) expenses were $2.8 million in the first quarter 2014 and $3.6 million in the first quarter 2013 as spending levels declined from a relatively high level in the first quarter 2013. R&D expenses were approximately 1% of sales in both periods.

Other-net expense totaled $0.4 million in the first quarter 2014 compared to $2.5 million in the first quarter 2013. See Note G to the Consolidated Financial Statements for details of the major components within other-net expense.

As part of the plant consolidation program, we sold used equipment with limited future value to us at a gain of $2.6 million in the first quarter 2014.

Differences in foreign currency exchange and translation gains and losses, including the impact of matured currency hedge contracts, accounted for an additional $0.8 million of expense in the first quarter 2014.

Other-net expense also includes amortization expense, bad debt expense, cash discounts and other items.

Operating profit was $11.1 million in the first quarter 2014, a 16% improvement over the operating profit of $9.5 million in the first quarter 2013. The increased operating profit resulted from the cost savings from the plant consolidation program and the associated gain on the equipment sale, various operating improvements and other factors offset in part by the negative margin impact of the lower value-added sales. Operating profit was 4% of sales in the first quarter 2014 and 3% of sales in the first quarter 2013. Operating profit was also 8% of value-added sales in the first quarter 2014 and 6% of value-added sales in the first quarter 2013.

Interest expense - net was $0.7 million in the first quarter 2014 versus $0.8 million in the first quarter 2013 as the average outstanding debt level was lower in the first quarter 2014 than the first quarter 2013.

Income before income taxes and income tax expense for the first quarter 2014 and 2013 were as follows:

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Dollars in millions)	2014	2013
Income before income taxes	$10.4	$8.7
Income tax expense	3.0	1.9
Effective tax rate	29.2%	22.0%

The effects of percentage depletion, the production deduction, executive compensation, foreign source income and credits, state and local taxes, discrete events and other items were major factors for the difference between the effective and statutory rates in both the first quarter 2014 and 2013.

We recorded a net discrete tax benefit of $0.6 million in the first quarter 2013, which primarily represented the estimated full value of the research and experimentation credit for 2012. This benefit was not included in our tax rate for 2012 as accounting regulations require us to record tax expense based upon the laws in effect as of the end of the year and the U.S. Congress did not extend the research and experimentation credit for 2012 until January 2013. While the credit was also effective for 2013, Congress had not extended the credit for 2014 as of the end of the first quarter 2014, so no associated benefit was recorded in the first quarter 2014.

Net income was $7.3 million (or $0.35 per share, diluted) in the first quarter 2014 compared to $6.8 million (or $0.33 per share, diluted) in the first quarter 2013.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The All Other column in the segment reporting includes our parent company expenses, other corporate charges and the operating results of Materion Services Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

The operating loss within the All Other column in the first quarter 2014 was $0.2 million higher than in the first quarter 2013, as the increases in incentive compensation expense and various corporate costs were only partially offset by higher charges out to the business units and other factors.

Advanced Material Technologies

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Millions)	2014	2013
Sales	$163.2	$193.9
Value-added sales	65.6	68.7
Operating profit	7.6	3.4

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

Sales from Advanced Material Technologies totaled $163.2 million in the first quarter 2014, a decrease of $30.7 million, or 16%, from sales of $193.9 million in the first quarter 2013. Approximately $24.4 million of this decline in sales was due to the pass-through of lower precious metal prices. While sales of the majority of our key product lines declined, sales of advanced chemical products grew in the first quarter 2014, as did sales of various products in Asia.

Value-added sales were $65.6 million in the first quarter 2014 compared to $68.7 million in the first quarter 2013.

Consumer electronics, which is Advanced Material Technologies’ largest market accounting for approximately 41% of the segment’s value-added sales in the first quarter 2014, grew 6% in the first quarter 2014 over the first quarter 2013. This growth was largely due to shipments of optics from our Shanghai, China operations, as a result of product and market development efforts, and higher shipments of phosphors for LED applications from our Milwaukee, Wisconsin operations.

Value-added sales to the industrial components and commercial aerospace markets showed minor improvements in the first quarter 2014 over the first quarter 2013.

The growth in these markets, however, was more than offset by softness in other key markets for this segment.

Value-added sales to the defense market were down approximately 38% in the first quarter 2014 from the first quarter 2013. This decline was primarily due to lower shipments of optics as a result of government spending cut-backs and delays. Quote activity remained fairly solid, but the defense prime contractors have been reluctant to place orders given the budget uncertainties.

Value-added sales to the medical market, primarily precious metal-coated polymer films for blood glucose test strip applications, softened 12% in the first quarter 2014 from the high shipment levels in the first quarter 2013. The medical market accounted for approximately 19% of Advanced Material Technologies’ value-added sales in the first quarter 2014.

Value-added sales from refine and shield kit cleaning operations were also lower in the first quarter 2014 than in the first quarter 2013. Value-added sales to the energy market, primarily architectural glass and solar energy applications, were unchanged in the first quarter 2014 from the first quarter 2013.

Advanced Material Technologies generated a gross margin of $23.2 million, or 14% of sales, in the first quarter 2014 compared to $24.9 million, or 13% of sales, in the first quarter 2013. Gross margin was 35% of value-added sales in the first quarter 2014 and 36% of value-added sales in the first quarter 2013.

The lower value-added sales was a main cause for the decline in gross margin in the first quarter 2014. Margins generated by refining and shield kit cleaning operations were lower due to the impact of the lower market prices on the metal that we retain as part of the standard pricing arrangements with our customers. Manufacturing overhead costs increased due to changes in production levels and other factors.

These negative factors on margins were partially offset by a favorable change in product mix in the first quarter 2014 as compared to the first quarter 2013. Margins also benefitted from yield improvements in the manufacture of various optic products, including products manufactured at our Shanghai facility.

The previously discussed $1.8 million cost savings from the plant consolidation program flowed through this segment’s gross margin.

Gross margin in the first quarter 2013 was negatively impacted by a physical inventory loss of $2.3 million at our Albuquerque, New Mexico facility, while the physical inventory adjustment in the first quarter 2014 was immaterial. This margin benefit was largely offset by lower manufacturing and refining yields at our Buffalo, New York facility in the first quarter 2014 compared to the first quarter 2013.

Total SG&A, R&D and other-net expenses of $15.6 million in the first quarter 2014 were $6.0 million lower than the expense total of $21.6 million in the first quarter 2013. Expenses declined from 11% of sales in the first quarter 2013 to 10% of sales in the first quarter 2014 and from 31% of value-added sales in the first quarter 2013 to 24% of value-added sales in the first quarter 2014.

The main causes for the lower SG&A expenses in the first quarter 2014 were the aforementioned estimated savings of $1.4 million from the facility consolidation program and the $2.6 million gain on sale of the equipment. R&D expenses were also lower in the first quarter 2014 than the first quarter 2013. The net exchange and translation gain was higher in the first quarter 2014 than the first quarter 2013. These benefits were partially offset by a slight increase in incentive compensation expense in the first quarter 2014.

Operating profit generated by Advanced Material Technologies totaled $7.6 million in the first quarter 2014 and $3.4 million in the first quarter 2013. The improvement in operating profit was mainly due to the savings from the facility consolidation program, including the gain on the sale of the equipment, and other factors offset in part by the reduced margin from the lower value-added sales.

Operating profit was 5% of sales in the first quarter 2014 and 2% of sales in the first quarter 2013. Operating profit was also 12% of value-added sales in the first quarter 2014 and 5% of value-added sales in the first quarter 2013.
Performance Alloys

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Millions)	2014	2013
Sales	$66.7	$74.5
Value-added sales	54.6	59.2
Operating profit	3.5	7.2

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

Performance Alloys’ sales of $66.7 million in the first quarter 2014 were 11% lower than sales of $74.5 million in the first quarter 2013.

Total volumes shipped of strip and bulk products were 9% lower in the first quarter 2014 than the first quarter 2013. Bulk product shipments were down 12% in the first quarter 2014 and strip product shipments declined 7%. While total shipment volumes were lower, shipments of ToughMet® products, our non-beryllium containing bulk and strip alloy, increased 17% in the first quarter 2014 over the first quarter 2013. Copper pass-through prices were lower in the first quarter 2014 than the first quarter 2013 and accounted for approximately $1.2 million of the $7.8 million reduction in sales between quarters. Sales of beryllium hydroxide were also $3.2 million lower in the first quarter 2014 than in the first quarter 2013 due to differences in the timing of shipment schedules between years; sales of beryllium hydroxide for the full year of 2014 are projected to be equal to or slightly higher than 2013.

Value-added sales from Performance Alloys were $54.6 million in the first quarter 2014 compared to $59.2 million in the first quarter 2013.

Value-added sales to the consumer electronics market, Performance Alloys’ largest market, accounting for approximately 24% of the segment’s value-added sales, increased 25% in the first quarter 2014 over the first quarter 2013. The improvement was due in part to shipments for camera stabilization applications within tablets.

Value-added sales to the energy market, primarily oil and gas applications, while down sequentially from the fourth quarter 2013, grew 12% in the first quarter 2014 over the first quarter 2013. The quantity of our products used per operating rig has grown.

Value-added sales to the appliance market, primarily strip products, also increased in the first quarter 2014 over a very weak first quarter 2013 due to application development and improved demand in European markets.

These improvements were more than offset by softer value-added sales to other key markets for Performance Alloys. Value-added sales to the automotive electronics market, which accounted for 17% of this segment’s value-added sales in the first quarter 2014, were down 6% in the first quarter 2014 from the first quarter 2013 due to weaker market conditions and the severe winter weather; we anticipate demand to improve in future periods. Value-added sales to the industrial components market were softer partially due to lower mining activity while value-added sales to the telecommunications infrastructure market were lower as various undersea communication line projects have not yet been funded.

Value-added sales to the commercial aerospace market were relatively unchanged, as growth in value-added sales of ToughMet products was offset by softness in sales of other materials.

In the fourth quarter 2013, we announced a price increase effective January 1, 2014. This announcement may have affected customers’ purchasing patterns in the fourth quarter 2013 and first quarter 2014.

Gross margin on Performance Alloys’ sales was $15.5 million in the first quarter 2014 compared to $17.3 million in the first quarter 2013. Gross margin was 23% of sales in both quarters. Gross margin was 28% of value-added sales in the first quarter 2014 and 29% of value-added sales in the first quarter 2013.

The $1.8 million reduction in the gross margin in the first quarter 2014 from the first quarter 2013 was largely due to the lower value-added sales volumes. Yields and other manufacturing efficiencies in the Elmore strip mill, which had fallen off during 2013, improved by the end of the first quarter 2014. The Utah mill also operated more efficiently during the first quarter 2014 due to the campaigning of the production activities. Manufacturing overhead costs were 3% lower in the first quarter 2014 than in the first quarter 2013. The gross margin benefit of these improvements was partially offset by the impact of the severe weather on production scheduling, lost time and other costs.

Total SG&A, R&D and other-net expenses were $12.0 million in the first quarter 2014 (18% of sales) compared to $10.1 million (14% of sales) in the first quarter 2013. These expenses were 22% of value-added sales in the first quarter 2014 and 17% of value-added sales in the first quarter 2013.

The difference in foreign currency exchange gains and losses was the largest component of the increase in expenses. R&D expenses increased 36%, as we continued to increase our investment in new products and technologies. Selling expenses grew slightly in the first quarter 2014 over the first quarter 2014 while corporate charges were also higher in the first quarter 2014 than the first quarter 2013.

Performance Alloys generated an operating profit of $3.5 million in the first quarter 2014 and $7.2 million in the first quarter 2013. The fall-off in operating profit was due to the lower gross margin, as a result of the lower volumes and other factors, and the increase in expenses.

Operating profit was 5% of sales in the first quarter 2014 and 10% of sales in the first quarter 2013. Operating profit was also 6% of value-added sales in the first quarter 2014 and 12% of value-added sales in the first quarter 2013.
Beryllium and Composites

(Millions)	First Quarter Ended
	Mar. 28,	Mar. 29,
	2014	2013
Sales	$15.5	$12.3
Operating profit (loss)	1.1	(1.3)

Beryllium and Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. The acquisition of Aerospace Metal Composites Limited in the first quarter 2012 provides a complementary family of non-beryllium-based alloys and composites. This segment also manufactures beryllia ceramic products. Defense and science is the largest market for Beryllium and Composites, while other markets served include industrial components, commercial aerospace, medical, energy and telecommunications infrastructure. Products are also sold for acoustics, optical scanning and performance automotive applications. Manufacturing facilities for Beryllium and Composites are located in Ohio, California, Arizona and England.

Beryllium and Composites’ sales were $15.5 million in the first quarter 2014, a $3.2 million increase from sales of $12.3 million in the first quarter 2013. Beryllium and Composites does not directly pass through changes in the costs of its material sold, so under our definition, sales and value-added sales for this segment are the same.

Sales for science applications increased $1.8 million in the first quarter 2014 over the first quarter 2013 mainly due to the shipment of a beam pipe for the Large Hadron Collider. We produce a beam pipe for this application approximately once every twelve to eighteen months. Sales to the medical market improved as a result of stronger shipments for nuclear medical applications, which is an emerging growth market for us, and higher shipments of our traditional x-ray window and ceramic laser tube products. Sales to the industrial components market grew 20% in the first quarter 2014 due to improving market conditions.

The growth in sales to these markets was partially offset by a 6% decline in sales to the defense market. The defense market is the largest market for Beryllium and Composites, accounting for 31% of the segment’s sales. This slight decline in sales was primarily due to the timing of program releases as opposed to government spending cut backs.

The gross margin on Beryllium and Composites’ sales was $4.9 million in the first quarter 2014 compared to $2.7 million in the first quarter 2013. Gross margin was 32% of sales in the first quarter 2014 and 22% of sales in the first quarter 2013. The higher sales was the main cause for the growth in the gross margin in the first quarter 2014 from the first quarter 2013. A favorable change in product mix also contributed to the improvement due to the shipments of various high margin generating products for defense and science applications. The material output from the beryllium pebble plant, which serves as the feedstock for manufacturing finished parts at the Elmore, Ohio site, was higher in the first quarter 2014 than the first quarter 2013 and the production cost per pound was lower. A portion of these margin benefits was offset by a 6% increase in manufacturing overhead costs in the first quarter 2014, which was partially due to the impact of the severe weather on plant operations.

SG&A, R&D and other-net expenses for Beryllium and Composites totaled $3.8 million, or 25% of sales, in the first quarter 2014 and $4.0 million, or 33% of sales, in the first quarter 2013. R&D costs were lower in the first quarter 2014 due to the high level of project work in the first quarter 2013. Incentive compensation expense was lower in 2014 as well. These decreases were partially offset by higher selling expenses, primarily manpower-related expenses and customer samples, and an increase in corporate charges.

Beryllium and Composites generated an operating profit of $1.1 million, or 7% of sales in the first quarter 2014 compared to an operating loss of $1.3 million in the first quarter 2013. The improvement was due to the gross margin impact from the higher volume, favorable mix and other factors and a slight reduction in expenses.
Technical Materials

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Millions)	2014	2013
Sales	$13.5	$18.5
Value-added sales	9.2	11.1
Operating profit	0.2	1.4

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

Sales from Technical Materials were $13.5 million in the first quarter 2014, a 27% decrease from sales of $18.5 million in the first quarter 2013. The sales decline was largely in inlay and plated products offset in part by slight growth in welded and milled products.

Value-added sales were $9.2 million in the first quarter 2014 compared to $11.1 million in the first quarter 2013.

Value-added sales to the consumer electronics market in the first quarter 2014 were down 47% from the first quarter 2013. This decline was due in part to the phase out of a disk drive application due to changes in technologies in 2013. Value-added sales to this market in the first quarter 2014 were in line with the value-added sales in the last two quarters of 2013.

Value-added sales to the automotive market were 24% lower in the first quarter 2014 than in the first quarter 2013 due to softer market conditions in the U.S. and Europe, as key customers worked down existing inventories.

Value-added sales to the energy market showed strong growth in the first quarter 2014 over the first quarter 2013 largely due to the development of new products.

Technical Materials’ gross margin was $2.0 million, or 15% of sales, in the first quarter 2014 versus $3.6 million, or 19% of sales, in the first quarter 2013. Gross margin was also 22% of value-added sales in the first quarter 2014 and 32% of value-added sales in the first quarter 2013. The lower value-added sales was the primary cause for the decline in gross margin in the first quarter 2014. The gross margin was also lower as a result of a 3% increase in manufacturing overhead costs in the first quarter 2014 from the first quarter 2013.

SG&A, R&D and other-net expenses were $1.9 million, or 14% of sales, in the first quarter 2014 and $2.1 million, or 12% of sales, in the first quarter 2013. These expenses were 20% of value-added sales in the first quarter 2014 and 19% of value-added sales in the first quarter 2013. The decline in expenses was largely due to lower incentive compensation as a result of the reduced profitability in the current year.

Operating profit from Technical Materials was $0.2 million in the first quarter 2014 and $1.4 million in the first quarter 2013. Operating profit was 1% of sales in the first quarter 2014 and 8% of sales in the first quarter 2013. Operating profit was also 2% of value-added sales in the first quarter 2014 and 13% of value-added sales in the first quarter 2013.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the first quarter 2014 and first quarter 2013 is as follows:

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Millions)	2014	2013
Sales
Advanced Material Technologies	$163.2	$193.9
Performance Alloys	66.7	74.5
Beryllium and Composites	15.5	12.3
Technical Materials	13.5	18.5
All Other	—	—
Total	$258.9	$299.2

Less: Pass-through Metal Cost
Advanced Material Technologies	$97.6	$125.2
Performance Alloys	12.1	15.3
Beryllium and Composites	—	—
Technical Materials	4.3	7.4
All Other	—	—
Total	$114.0	$147.9

Value-added Sales
Advanced Material Technologies	$65.6	$68.7
Performance Alloys	54.6	59.2
Beryllium and Composites	15.5	12.3
Technical Materials	9.2	11.1
All Other	—	—
Total	$144.9	$151.3

The cost of gold, silver, platinum, palladium and copper can be quite volatile. Our pricing policy is to directly pass the cost of these metals on to the customer in order to mitigate the impact of metal price volatility on our results from operations. Trends and comparisons of sales are affected by movements in the market prices of these metals, but changes in sales due to metal price movements may not have a proportionate impact on our profitability.

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

There were two chronic beryllium disease (CBD) cases outstanding against us as of the end of the first quarter 2014. Both cases were filed in a period prior to the first quarter 2014. A loss reserve of $0.2 million was recorded on our Consolidated Balance Sheet as of the end of the first quarter 2014 for these two cases. No settlement payments were made and no other CBD cases were filed or dismissed during the first quarter 2014.

FINANCIAL POSITION

Net cash used in operations was $23.2 million in the first quarter 2014, as the net increase in working capital items, primarily an increase in accounts receivable and inventory and a decrease in accounts payable and accrued items, more than offset net income and the impact of depreciation and amortization.

Cash was $19.3 million as of the end of the first quarter 2014 compared to $22.8 million as of year-end 2013.

Accounts receivable totaled $121.5 million at the end of the first quarter 2014, an increase of $8.5 million, or 8%, from the year-end 2013 balance of $113.0 million.

The increase was mainly due to a slow down in the average collection period. The days sales outstanding (DSO), a measure of the average collection time, slowed from 36 days as of year-end 2012 to 42 days as of the end of the first quarter 2014. This DSO level is at the higher end of our historical range, but it is not unusual for our collection period to slow down in the first quarter of a given year. Approximately 45% of the increase in receivables in the first quarter 2014 was in our overseas operations, which tend to have slower collection periods than in the U.S.

We have a program to aggressively monitor the credit position of our customers and the condition of our accounts receivable aging. The bad debt expense in the first quarter 2014 was immaterial.

Inventories of $227.0 million at the end of the first quarter 2014 were $13.6 million, or 6%, higher than the inventory balance of $213.4 million as of year-end 2013. The inventory turnover ratio, a measure of how effectively inventory is utilized, slowed down in the first quarter 2014 from year-end 2013.

A portion of this increase was in beryllium hydroxide inventory at our Utah operations as a result of the cyclical nature of our mining activities and the planned timing of extracting ore and the deployment of our mining resources.

Inventory also increased as a result of building buffers, the purchase of raw material input to support sales in future periods with long production times and other factors.

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

Capital expenditures for the first quarter 2014 and 2013 are summarized as follows:

	First Quarter Ended
	Mar. 28,	Mar. 29,
(Millions)	2014	2013
Capital expenditures	$6.1	$5.8
Mine development	0.1	3.8
Total	$6.2	$9.6

The majority of the capital spending in the first quarter 2014 was on small discrete projects. Major projects included the upgrade to the strip rolling equipment at the Reading, Pennsylvania facility and a new chamber for optical filter processing at the Westford, Massachusetts facility. Capital spending also included a number of infrastructure and support projects, including R&D equipment, security systems and information technology projects. Additional capital spending on the beryllium facility at the Elmore plant site, which was initially constructed as part of a multi-year $104.9 million Title III contract with the U.S. Department of Defense, was minor in the first quarter 2014.

Intangible assets totaled $22.8 million as of the end of the first quarter 2014, a decline of $1.5 million since year-end 2013 due to the current period amortization.

Other liabilities and accrued items were $46.5 million at the end of the first quarter 2014, a decrease of $8.4 million from year-end 2013. The payment of the 2013 annual incentive compensation to employees was the main cause of the decline in the first quarter 2014. Various other balances also moved due to business levels, seasonal factors or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not yet shipped, was $1.9 million at the end of the first quarter 2014 compared to $0.5 million as of December 31, 2013. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Other long-term liabilities were $16.0 million at the end of the first quarter 2014 and $16.5 million at year-end 2013 due to movements in the long-term compensation accrual balances and amortization of capital lease balances.

Unearned income was $55.3 million at the end of the first quarter 2014 versus $56.5 million as of year-end 2013. This balance represents the unamortized reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. The reduction to unearned income in the first quarter 2014 was recorded against cost of sales on the Consolidated Statement of Income and offset the depreciation expense recorded on the underlying equipment. Depreciation and amortization expense on the Consolidated Statement of Cash Flows is depicted net of the corresponding reduction in unearned income. See Note I to the Consolidated Financial Statements.

The retirement and post-employment benefit liability totaled $60.0 million at the end of the first quarter 2014 compared to $80.3 million as of December 31, 2013. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the retiree medical plan was reduced by $14.0 million in the first quarter 2014 as a result of a change in the benefits offered to participants in the plan. See the discussion in "Liquidity" below.

The liability for the domestic defined benefit pension plan declined $6.5 million in the first quarter 2014 as a result of contributions to the plan totaling $7.8 million and an adjustment to other comprehensive income of $1.1 million offset in part by the quarterly expense of $2.4 million.

The retirement and post-employment benefit liability was also affected by differences between the payments made under other plans, the quarterly expense for these plans and other factors.

Debt totaled $92.9 million as of the end of the first quarter 2014, an increase of $28.1 million from the year-end 2013 debt balance of $64.8 million.

The increase in debt was used to fund the pension plan contribution, the payment of the 2013 incentive compensation to employees in the first quarter 2014, the growth in inventory, capital expenditures, the repurchase of our common stock, the dividend payment to shareholders and other items.

Outstanding short-term debt was $41.8 million as of the end of the first quarter 2014, while long-term debt totaled $51.1 million.

We were in compliance with all of our debt covenants as of the end of the first quarter 2014.

Shareholders’ equity was $478.9 million as of the end of the first quarter 2014 compared to $463.3 million as of year-end 2013. Comprehensive income was $17.3 million in the first quarter 2014. This increase was partially offset by the payment of dividends and the repurchase of our common stock. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Net cash used in operations was $4.8 million in the first quarter 2013 as a decrease in accounts payable and accrued items (which was partially due to the payment of the 2012 incentive compensation to employees during the first quarter 2013) and the net movements in other working capital items more than offset net income and the effects of depreciation, amortization and stock compensation expense.

The accounts receivable balance of $129.8 million at the end of the first quarter 2013 was $3.3 million, or 3%, higher than the year-end 2012 balance mainly due to a slow down in the DSO from 37 days to 39 days. Inventories decreased $4.8 million, or 21%, in the first quarter 2013, while the inventory turnover ratio was relatively unchanged.

Other liabilities and accrued items declined $9.9 million in the first quarter 2013 largely due to the payment of the 2012 incentive compensation expense to employees during the period. The retirement and post-employment benefit balance was $0.5 million lower at the end of the first quarter 2013 than year-end 2012 due to the contribution to the domestic defined pension benefit plan of $1.7 million offset in part by the expense recorded for the various plans and other factors.

Capital expenditures totaled $9.6 million, which included $3.8 million of mine development costs in the first quarter 2013.

Outstanding debt was$113.4 million at the end of the first quarter 2013, an increase of $19.1 from year-end 2012. The increase in debt was used to fund the payment of the 2012 incentive compensation to employees that was paid in the first quarter 2013, growth in other working capital items, capital expenditures and the payment of dividends.

Cash balances totaled $20.2 million at the end of the first quarter 2013, an increase of $4.1 million since year-end 2012.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals and a portion of our copper that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under these off-balance sheet consignment arrangements totaled $279.9 million as of the end of the first quarter 2014 and $262.0 million as of year-end 2013. The increase was due to a combination of higher metal prices at the end of the first quarter 2014 compared to year-end 2013 and an increase in the quantity of metal on hand (primarily gold).

We were in compliance with the covenants contained in our consignment agreements as of March 28, 2014.

While our borrowings under existing lines of credit increased during the first quarter 2014, we did not enter into any new loan agreements during the period. For additional information on our contractual obligations, please see page 40 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the payment of quarterly dividends, share repurchases, environmental remediation projects and strategic acquisitions.

Cash used in operations was $23.2 million in the first quarter 2014 as the cash we generated was consumed by a net increase in working capital items. It is not unusual for us to consume cash in the first quarter of a given year. In each of the past ten years, we have consumed cash in the first quarter and then generated cash from operations over the balance of the year. This is partially due to the annual payment for the prior year’s incentive compensation expense to employees that is made in the first quarter of the year.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of share purchases, if any, will depend on several factors, including market and business conditions, our cash flow, debt levels and other investment opportunities. There is no minimum required purchase quantity for a given year and the purchases may be discontinued at any time. We purchased approximately 51,000 shares at a total cost of $1.5 million in the first quarter 2014.

We paid dividends to our shareholders totaling $1.6 million in the first quarter 2014, the eighth consecutive quarter that we have paid a dividend. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of the shareholders.

In the first quarter 2014, we notified the participants in the domestic retiree medical plan that we are changing from a defined benefit plan to a defined contribution plan for the majority of the plan participants. Under the revised benefit structure, we will contribute a fixed amount of cash that the participant may use to purchase a medical policy best suited to his or her own needs on an open exchange. The revised structure is designed to lower costs for the Company and the participants. Based upon the actuarial calculations of the impact of this revision, we reduced the retiree medical liability $14.0 million in the first quarter 2014 with the offset recorded as a credit to other comprehensive income within shareholders’ equity. This $14.0 million benefit from the reduction in the liability will be recorded in income ratably over the average remaining service life, or approximately 9.5 years. Our cash payouts under the plan are anticipated to be lower over time as well.

Our domestic defined benefit pension plan was underfunded as of the end of the first quarter 2014. Contributions to the plan are determined by a variety of factors, including the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our policies and objectives, the availability of cash and other factors. We anticipate making contributions of approximately $19.0 million to the plan during 2014. Contributions in the first quarter 2014 totaled $7.8 million, which included $3.8 million that was originally scheduled for the fourth quarter 2013, but we were able to defer until the first quarter 2014. Contributions made over the remaining three quarters of 2014 will be funded with cash from operations or borrowings under existing lines of credit.

As a result of the increase in debt during the first quarter 2014, the total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, increased from an unusually low 12% as of year-end 2013 to 16% as of the end of the first quarter 2014. Prior to the fourth quarter 2013, the debt-to-debt-plus-equity ratio was at or above 16% for the previous 15 consecutive quarters.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $167.5 million as of the end of the first quarter 2014. Our revolving line of credit matures in 2018. Mandatory long-term debt payments to be made in 2014 total $0.6 million.

The available and unused capacity under the off-balance sheet consignment lines totaled $139.3 million as of the end of the first quarter 2014.

We also had $19.3 million of cash as of the end of the first quarter 2014.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 43 to 46 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.
OUTLOOK

While our value-added sales were relatively soft in the first quarter 2014, we remained well-positioned in our markets and we believe that our value-added sales should improve in the remaining quarters of 2014. Our order entry level on a value-added basis in the first quarter 2014 was higher than it was in the year-ago period. We were encouraged by the growth in consumer electronics value-added sales in the first quarter 2014. We believe that the weakness in the automotive market in the first quarter 2014 is temporary and demand should improve in subsequent quarters and that demand from the majority of our key markets should be stronger in the second quarter than it was in the first quarter.

The cost savings from our plant consolidation program should continue throughout 2014, although the gain on the sale of the equipment in the first quarter should be considered a one-time event.

Early in the second quarter, we reached a favorable agreement with our insurance provider that resulted in the payment of $6.8 million to us in satisfaction of our theft claim associated with the precious metal inventory loss at our Albuquerque facility in the fourth quarter 2012. The impact of the settlement will be recorded in our financial statements in the second quarter 2014.

We consumed cash in the first quarter 2014 as working capital levels grew. Over the balance of the year, we will work towards improving our working capital utilization and reduce the level of our outstanding debt.

FORWARD-LOOKING STATEMENTS

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements, in particular, the outlook provided above. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	Actual sales, operating rates and margins for 2014;

•	Our ability to strengthen our internal control over financial reporting and disclosure controls and procedures;

•	The global economy;

•	The impact of the U.S. Federal Government shutdowns and sequestrations;

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

•	The uncertainties related to the impact of war, terrorist activities and acts of God;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, please refer to pages 48 and 49 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31 2013, management concluded that there was a material weakness in internal control over financial reporting in the physical inventory count reconciliation process. Actions have been taken to remediate this material weakness. As new controls are still being developed and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of March 28, 2014, there was a material weakness in internal controls over financial reporting in the physical inventory count reconciliation process.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2014 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Act of 1934, as amended. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of March 28, 2014 due to the material weakness previously described.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of March 28, 2014, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases, as described more fully below.

The Company is one of two defendants in a case originally filed on September 25, 2012 in the Court of Common Pleas of Philadelphia County, Pennsylvania, titled Schwartz v. Accuratus Corporation et al., and subsequently moved to the United States District Court for the Eastern District of Pennsylvania (No. 12-6189). Plaintiff alleges that she contracted chronic beryllium disease from “take-home” exposures resulting from her husband’s employment at facilities at the Company and of codefendant Accuratus Corporation, and asserts claims for negligence and strict liability. She seeks compensatory and exemplary damages in unspecified amounts. Her husband claims a loss of consortium.

The Company is one of five defendants in a case filed on October 4, 2013 in the Superior Court of the State of Arizona, Maricopa County, titled Parmar et al. v. Dolphin, Inc. et al., CV 2013-012980. One plaintiff alleges that he contracted chronic beryllium disease from exposures that resulted from his employment at manufacturing facilities of Karsten Manufacturing Corporation (“Karsten”) in Arizona, and asserts claims for negligence, strict liability, and fraudulent concealment. His wife claims a loss of consortium. Another plaintiff alleges that he has been diagnosed with beryllium sensitization that resulted from his employment at Karsten, and asserts a claim for medical monitoring. Plaintiffs seek compensatory and punitive damages and/or medical monitoring in unspecified sums.

The Company has some insurance coverage, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 28, 2014, we repurchased 50,806 shares under our stock buyback program at an average price of $28.82.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2014	41,165	$28.11	41,165	$48,841,295
February 1 through February 28, 2014	—	—	—	48,841,295
March 1 through March 28, 2014	9,641	31.83	9,641	48,534,086
Total	50,806	$28.82	50,806	$48,534,086

(1)
In January 2014, our Board of Directors approved a stock repurchase program for the repurchase of up to $50,000,000 of our common stock. As of March 28, 2014, $48,534,086 may yet be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	Letter Agreement, dated March 18, 2014, by and between Materion Corporation and GAMCO Asset Management Inc.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending March 28, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: May 1, 2014
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Exhibit Index

10.1	Letter Agreement, dated March 18, 2014, by and between Materion Corporation and GAMCO Asset Management Inc.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending March 28, 2014.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.