Form 10-Q
period 2014-06-27
MATERION Corp
filed 2014-08-01
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014

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
As of July 22, 2014, there were 20,649,612 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and first half ended June 27, 2014 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$287,965	$306,141	$546,894	$605,310
Cost of sales	238,164	260,149	451,631	510,979
Gross margin	49,801	45,992	95,263	94,331
Selling, general and administrative expense	34,685	33,327	65,945	66,106
Research and development expense	3,443	3,154	6,230	6,711
Other—net	(2,895)	2,950	(2,533)	5,431
Operating profit	14,568	6,561	25,621	16,083
Interest expense—net	672	813	1,367	1,641
Income before income taxes	13,896	5,748	24,254	14,442
Income tax expense	3,922	1,593	6,949	3,502
Net income	$9,974	$4,155	$17,305	$10,940
Basic earnings per share:
Net income per share of common stock	$0.48	$0.20	$0.84	$0.53
Diluted earnings per share:
Net income per share of common stock	$0.47	$0.20	$0.82	$0.52
Cash dividends per share	$0.085	$0.080	$0.165	$0.155
Weighted-average number of shares of common stock outstanding:
Basic	20,642	20,566	20,625	20,524
Diluted	21,001	20,869	20,983	20,845

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Thousands)	2014	2013	2014	2013
Net income	$9,974	$4,155	$17,305	$10,940
Other comprehensive income:
Foreign currency translation adjustment	126	(626)	715	(3,380)
Derivative and hedging activity, net of tax	80	(247)	87	155
Pension and post employment benefit adjustment, net of tax	542	1,220	9,925	2,439
Net change in accumulated other comprehensive income	748	347	10,727	(786)
Comprehensive income	$10,722	$4,502	$28,032	$10,154

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Jun. 27,	Dec. 31,
(Thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$18,062	$22,774
Accounts receivable	121,766	113,012
Inventories	254,790	232,800
Prepaid expenses	16,645	16,353
Deferred income taxes	10,345	9,566
Total current assets	421,608	394,505
Long-term deferred income taxes	2,049	4,672
Property, plant and equipment—cost	790,154	782,879
Less allowances for depreciation, depletion and amortization	(538,095)	(520,986)
Property, plant and equipment—net	252,059	261,893
Intangible assets	21,534	24,248
Other assets	4,851	3,874
Goodwill	88,753	88,753
Total assets	$790,854	$777,945
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$33,368	$35,566
Accounts payable	32,959	36,556
Other liabilities and accrued items	47,832	54,851
Income taxes	7,015	1,564
Unearned revenue	2,116	479
Total current liabilities	123,290	129,016
Other long-term liabilities	16,252	16,531
Retirement and post-employment benefits	56,949	80,275
Unearned income	54,143	56,490
Long-term income taxes	1,576	1,576
Deferred income taxes	3,842	1,469
Long-term debt	46,945	29,267
Shareholders’ equity
Common stock	200,078	197,576
Retained earnings	455,379	441,518
Common stock in treasury	(121,306)	(118,151)
Other comprehensive income (loss)	(49,161)	(59,888)
Other equity transactions	2,867	2,266
Total shareholders' equity	487,857	463,321
Total liabilities and shareholders’ equity	$790,854	$777,945
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	Jun. 27,	Jun. 28,
(Thousands)	2014	2013
Cash flows from operating activities:
Net income	$17,305	$10,940
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	22,093	18,656
Amortization of deferred financing costs in interest expense	356	325
Stock-based compensation expense	3,027	2,676
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(8,680)	(5,156)
Decrease (increase) in inventory	(16,559)	4,212
Decrease (increase) in prepaid and other current assets	(2,658)	9,029
Decrease (increase) in deferred income taxes	58	1,166
Increase (decrease) in accounts payable and accrued expenses	(8,965)	(27,143)
Increase (decrease) in unearned revenue	1,637	(1,077)
Increase (decrease) in interest and taxes payable	5,432	177
Increase (decrease) in long-term liabilities	(11,419)	2,409
Other-net	(3,111)	1,906
Net cash (used in) provided from operating activities	(1,484)	18,120
Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(12,859)	(13,023)
Payments for mine development	(337)	(4,382)
Proceeds from sale of property, plant and equipment	3,009	67
Other investments-net	(2)	20
Net cash used in investing activities	(10,189)	(17,318)
Cash flows from financing activities:
Repayment of short-term debt	(4,886)	(12,729)
Proceeds from issuance of long-term debt	33,170	70,240
Repayment of long-term debt	(15,492)	(55,541)
Debt issuance costs	—	(1,301)
Principal payments under capital lease obligations	(328)	(329)
Payment of dividends	(3,405)	(3,198)
Repurchase of common stock	(2,672)	—
Issuance of common stock under stock option plans	360	849
Tax benefit from stock compensation realization	109	1,316
Net cash provided from (used in) financing activities	6,856	(693)
Effects of exchange rate changes	105	(439)
Net change in cash and cash equivalents	(4,712)	(330)
Cash and cash equivalents at beginning of period	22,774	16,056
Cash and cash equivalents at end of period	$18,062	$15,726
See Notes to Consolidated Financial Statements.

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 27, 2014 and December 31, 2013 and the results of operations for the three months and first half ended June 27, 2014 and June 28, 2013. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2014 consolidated financial statement presentation.

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for the Company beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	June 27, 2014	Dec. 31, 2013
Principally average cost:
Raw materials and supplies	$38,960	$39,201
Work in process	170,510	152,645
Finished goods	45,320	40,954
Net inventories	$254,790	$232,800

The December 31, 2013 balance reflects a reclassification of $19.4 million from prepaid assets to inventory. The Company determined it was more appropriate to reflect the fair market value adjustment related to certain of its precious metal inventory as inventory. The reclassification did not impact previously reported total current assets or total assets in the accompanying consolidated balance sheets, net income in the consolidated statements of income or net cash provided by operating activities in the consolidated statements of cash flows.

Note C — Pensions and Other Post-employment Benefits
The following is a summary of the second quarter and first half 2014 and 2013 net periodic benefit cost for the domestic pension plans (which include the defined benefit plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
(Thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Components of net periodic benefit cost
Service cost	$1,936	$2,356	$34	$76
Interest cost	2,444	2,353	169	311
Expected return on plan assets	(3,013)	(2,996)	—	—
Amortization of prior service cost (benefit)	(109)	(86)	(374)	29
Amortization of net loss	1,275	1,933	—	—
Net periodic benefit cost (benefit)	$2,533	$3,560	$(171)	$416

	Pension Benefits		Other Benefits
	First Half Ended		First Half Ended
(Thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Components of net periodic benefit cost
Service cost	$3,872	$4,711	$69	$152
Interest cost	4,888	4,707	337	622
Expected return on plan assets	(6,025)	(5,992)	—	—
Amortization of prior service cost (benefit)	(218)	(170)	(749)	58
Amortization of net loss	2,550	3,865	—	—
Net periodic benefit cost	$5,067	$7,121	$(343)	$832

The Company made contributions to the domestic defined benefit pension plan of $11.8 million in the first half of 2014.

The Company has notified participants of changes to the domestic retiree medical plan, including changing the benefit formula for participants covered by the plan. The revised benefit formula is designed to lower costs for the Company and the majority of plan participants. As a result of this change, the plan liability on the Company's Consolidated Balance Sheet was reduced by $14.0 million in the first quarter 2014, with the offset increasing other comprehensive income, a component of shareholders' equity. The liability reduction will be recognized in earnings over the average remaining service life of participants.
Note D — Contingencies
Materion Brush Inc., one of the Company’s wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. Two CBD cases, which were filed in prior periods, were outstanding as of the end of the second quarter 2014. A loss reserve of $0.2 million was recorded for these two cases as of the end of the second quarter 2014. No other CBD cases were filed or dismissed during the first half of 2014.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.8 million at June 27, 2014 and $4.8 million at December 31, 2013. Environmental projects tend to be long term and the final actual remediation costs may differ from the amounts currently recorded.

Early in the second quarter 2014, the Company reached an agreement with its insurance carrier to settle the outstanding precious metal theft claim for $6.8 million. The cash was received and the benefit of this settlement was recorded in the Company's financial statements in the second quarter 2014 in other-net in the consolidated statements of income.
Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Second Quarter 2014
Sales to external customers	$179,112	$76,741	$16,598	$15,514	$287,965	$—	$287,965
Intersegment sales	579	483	163	99	1,324	—	1,324
Operating profit (loss)	11,495	5,229	(1,812)	959	15,871	(1,303)	14,568

Second Quarter 2013
Sales to external customers	$196,011	$74,335	$16,187	$19,608	$306,141	$—	$306,141
Intersegment sales	777	611	63	214	1,665	—	1,665
Operating profit (loss)	(2,286)	6,898	822	2,389	7,823	(1,262)	6,561

First Half 2014
Sales to external customers	$342,309	$143,426	$32,095	$29,064	$546,894	$—	$546,894
Intersegment sales	1,076	1,002	310	219	2,607	—	2,607
Operating profit (loss)	19,099	8,778	(710)	1,141	28,308	(2,687)	25,621
Assets	314,125	273,078	145,433	22,184	754,820	36,034	790,854
First Half 2013
Sales to external customers	$389,864	$148,857	$28,509	$38,080	$605,310	$—	$605,310
Intersegment sales	1,525	1,041	133	444	3,143	—	3,143
Operating profit (loss)	1,065	14,134	(474)	3,825	18,550	(2,467)	16,083
Assets	318,917	266,561	141,509	24,530	751,517	47,226	798,743
Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.6 million in the second quarter 2014 and $1.5 million in the second quarter 2013. For the first half of the year, stock-based compensation expense was $3.0 million in 2014 and $2.7 million in 2013.
The Company granted approximately 144,000 stock appreciation rights (SARs) to certain employees in the second quarter 2014 at a strike price of $33.29 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $12.48 per share and will be amortized over the vesting period of three years. The SARs expire in seven years from the date of the grant.
The Company granted approximately 38,000 shares of restricted stock units to certain employees in the second quarter 2014 at a weighted-average fair value of $33.29 per share. The fair value was determined using the closing price of the Company's common stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock units will forfeit their shares if their employment is terminated prior to the end of the vesting period.
The Company granted approximately 25,000 performance-based restricted stock units to certain employees in the first quarter 2014 at a fair value of $26.02 per share. The fair value will be expensed over the vesting period of three years. The final share payout to the employees will be based upon the Company’s total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
The Company received $0.4 million for the exercise of approximately 21,000 options during the first half of 2014 and $0.8 million for the exercise of approximately 56,000 options during the first half of 2013. Exercises of stock appreciation rights totaled approximately 39,000 in the first half of 2014 and 57,000 in the first half of 2013.

Note G — Other-net
Other-net income (expense) for the second quarter and first half of 2014 and 2013 is summarized as follows:

	Second Quarter Ended		First Half Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands)	2014	2013	2014	2013
Foreign currency exchange/translation (loss) gain	$(423)	$426	$(475)	$1,145
Amortization of intangible assets	(1,310)	(1,324)	(2,433)	(2,642)
Metal consignment fees	(1,846)	(1,701)	(3,712)	(3,518)
Net gain (loss) on disposal of fixed assets	(27)	—	2,610	—
Recovery from insurance	6,750	—	6,750	—
Other items	(249)	(351)	(207)	(416)
Total	$2,895	$(2,950)	$2,533	$(5,431)
Note H — Income Taxes
The tax expense of $3.9 million in the second quarter 2014 was calculated by applying a rate of 28.2% against income before income taxes, while the tax expense of $1.6 million in the second quarter 2013 was calculated by applying a rate of 27.7% against the income before income taxes in that period.
In the first half of 2014, the tax expense of $6.9 million was calculated using an effective tax rate of 28.7%, while the tax expense of $3.5 million in the first half of 2013 was calculated using an effective tax rate of 24.2%.
The differences between the statutory and effective rates in the second quarter and first half of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes and other factors. The research and experimentation credit also provided a benefit in the second quarter and first half of 2013, but there was no tax benefit recorded in the first half of 2014 as the U.S. Congress has not extended the credit for 2014.
Discrete tax benefits totaling $0.6 million were recorded in the first half of 2013, primarily for adjustments for the prior year research and experimentation credit. The net discrete items were immaterial in the first half of 2014.
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
In the first half of 2014, the depreciation expense on the equipment subject to reimbursement was $2.3 million. Unearned income was reduced by $2.3 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion and amortization expense on the Consolidated Statement of Cash Flows is shown net of the reduction in unearned income.
Amortization of mine development costs are initially recorded in inventory and subsequently recorded into cost of sales in the period that the inventory is sold. Depreciation, depletion and amortization depicted on the Consolidated Statement of Cash Flows, including the mine development costs amortized into inventory, totaled $22.1 million in the first half of 2014 and $18.7 million in the first half of 2013. Depreciation, depletion and amortization expense recorded in operating profit in the Consolidated Statement of Income totaled $19.9 million in the first half of 2014 and $19.5 million in the first half of 2013.

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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 27, 2014:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$328	$328	$—	$—
Foreign currency forward contracts	36	—	36	—
Total	$364	$328	$36	$—
Financial Liabilities
Directors’ deferred compensation liability	$328	$328	$—	$—
Foreign currency forward contracts	5	—	5	—
Total	$333	$328	$5	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Outstanding contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheets approximate their fair values as of June 27, 2014.
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
The outstanding foreign currency forward contracts had a notional value of $35.7 million as of June 27, 2014. All of these contracts were designated and effective as cash flow hedges. The net fair value of the outstanding contracts was less than $0.1 million, with the asset recorded in prepaid expenses and the liability recorded in other liabilities and accrued items on the Consolidated Balance Sheets as of July 27, 2014.
There was no ineffectiveness associated with the contracts outstanding at July 27, 2014 and no ineffectiveness expense was recorded in the second quarter of first half of 2014 or 2013.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $31,000 at June 27, 2014 and $0.6 million at June 28, 2013. The Company expects to relieve substantially the entire balance in OCI as of June 27, 2014 to income on the Consolidated Statements of Income during the twelve-month period beginning June 28, 2014. See Note L to the Consolidated Financial Statements for additional OCI details.
Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the second quarter and first half of 2014 and 2013 are as follows:

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of March 28, 2014
Gross	$(96)	$—	$(96)	$(62,058)	$876	$(61,278)
Deferred tax (benefit)	(1,437)	—	(1,437)	(9,932)	—	(11,369)
Net	$1,341	$—	$1,341	$(52,126)	$876	$(49,909)

Second quarter 2014 activity:
Other comprehensive income (loss) before reclassifications	84	—	84	—	126	210
Amounts reclassified from accumulated other comprehensive income	43	—	43	461	—	504
Net current period other comprehensive income (loss) before tax	127	—	127	461	126	714
Deferred taxes on current period activity	47	—	47	(81)	—	(34)
Net current period other comprehensive income (loss) after tax	80	—	80	542	126	748

Accumulated other comprehensive income, as of June 27, 2014
Gross	31	—	31	(61,597)	1,002	(60,564)
Deferred tax (benefit)	(1,390)	—	(1,390)	(10,013)	—	(11,403)
Net	$1,421	$—	$1,421	$(51,584)	$1,002	$(49,161)

Accumulated other comprehensive income, as of March 29, 2013
Gross	$969	$—	$969	$(125,665)	$1,323	$(123,373)
Deferred tax (benefit)	(1,064)	—	(1,064)	(32,748)	—	(33,812)
Net	2,033	—	2,033	(92,917)	1,323	(89,561)

Second quarter 2013 activity :
Other comprehensive income (loss) before reclassifications	13	—	13	—	(626)	(613)
Amounts reclassified from accumulated other comprehensive income	(428)	23	(405)	1,877	—	1,472
Net current period other comprehensive income (loss) before tax	(415)	23	(392)	1,877	(626)	859
Deferred taxes on current period activity	(145)	—	(145)	657	—	512
Net current period other comprehensive income (loss) after tax	(270)	23	(247)	1,220	(626)	347

Accumulated other comprehensive income, as of June 28, 2013

Gross	554	23	577	(123,788)	697	(122,514)
Deferred tax (benefit)	(1,209)	1	(1,208)	(32,091)	—	(33,299)
Net	$1,763	$22	$1,785	$(91,697)	$697	$(89,215)

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of December 31, 2013
Gross	$(87)	$(19)	$(106)	$(77,301)	$287	$(77,120)
Deferred tax (benefit)	(1,433)	(7)	(1,440)	(15,792)	—	(17,232)
Net	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)

First half 2014 activity:
Other comprehensive income (loss) before reclassifications	$(8)	$—	$(8)	$14,034	$715	$14,741
Amounts reclassified from accumulated other comprehensive income	$126	$19	$145	$1,670	$—	$1,815
Net current period other comprehensive income (loss) before tax	118	19	$137	15,704	715	$16,556
Deferred taxes on current period activity	43	7	$50	5,779	—	$5,829
Net current period other comprehensive income (loss) after tax	75	12	$87	9,925	715	$10,727

Accumulated other comprehensive income, as of June 27, 2014
Gross	$31	$—	$31	$(61,597)	$1,002	$(60,564)
Deferred tax (benefit)	(1,390)	—	$(1,390)	(10,013)	—	(11,403)
Net	$1,421	—	$1,421	$(51,584)	$1,002	$(49,161)

Accumulated other comprehensive income, as of December 31, 2012
Gross	$253	$97	$350	$(127,541)	$4,077	$(123,114)
Deferred tax (benefit)	$(1,314)	$34	$(1,280)	$(33,405)	$—	$(34,685)
Net	$1,567	$63	$1,630	$(94,136)	$4,077	$(88,429)

First half 2013 activity
Other comprehensive income (loss) before reclassifications	$872	$23	$895	$—	$(3,380)	$(2,485)
Amounts reclassified from accumulated other comprehensive income	$(571)	$(97)	$(668)	$3,753	$—	$3,085
Net current period other comprehensive income (loss) before tax	$301	$(74)	$227	$3,753	$(3,380)	$600

Deferred taxes on current period activity	$105	$(33)	$72	$1,314	$—	$1,386
Net current period other comprehensive income (loss) after tax	$196	$(41)	$155	$2,439	$(3,380)	$(786)

Accumulated other comprehensive income, as of June 28, 2013
Gross	554	23	$577	(123,788)	697	$(122,514)
Deferred tax (benefit)	(1,209)	1	$(1,208)	(32,091)	—	$(33,299)
Net	$1,763	$22	$1,785	$(91,697)	$697	$(89,215)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in other-net on the Consolidated Statements of Income while the gains and losses on precious metal cash flow hedges are recorded in cost of sales on the Consolidated Statements of Income. See Note K to the Consolidated Financial Statements for additional details on cash flow hedges.
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
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal and structural applications. Our products are sold into numerous markets, including consumer electronics, industrial components, commercial aerospace, defense, science, energy, medical, automotive electronics, telecommunications infrastructure and appliance.

Second quarter 2014 sales of $288.0 million were 6% lower than sales in the second quarter 2013. Value-added sales, a non-GAAP measure that removes the impact of pass-through metals, totaled $159.6 million in the second quarter 2014, a 5% improvement over the second quarter 2013. The growth in value-added sales was largely in the consumer electronics and medical markets offset in part by softness in the defense and automotive electronics markets.

Gross margin was $49.8 million in the second quarter 2014 compared to $46.0 million in the second quarter 2013. The margin growth was due to the higher value-added sales, improvements in precious metal refining operations and other factors offset in part by a weaker product mix and higher material costs in portions of our business.

We reached an agreement with our insurance carrier on the precious metal theft claim that resulted in a $6.8 million benefit in the second quarter 2014, which is included in Other-net on the Consolidated Statement of Income.

Operating profit was $14.6 million in the second quarter 2014, an increase of $8.0 million over the operating profit of $6.6 million in the second quarter 2013. Earnings per share were $0.47 in the second quarter 2014 compared to $0.20 in the second quarter 2013.

We increased the quarterly dividend to $0.085 per share and paid $1.8 million to shareholders in the second quarter 2014.

Outstanding debt totaled $86.0 million as of the end of the second quarter 2014, a $6.9 million reduction from the end of the first quarter 2014.
RESULTS OF OPERATIONS

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Millions, except per share data)	2014	2013	2014	2013
Sales	$288.0	$306.1	$546.9	$605.3
Value-added sales	159.6	152.5	304.5	303.8
Operating profit	14.6	6.6	25.6	16.1
Income before income taxes	13.9	5.7	24.3	14.4
Net income	10.0	4.2	17.3	10.9
Diluted earnings per share	$0.47	$0.20	$0.82	$0.52

Sales of $288.0 million in the second quarter 2014 were $18.1 million, or 6%, lower than sales of $306.1 million in the second quarter 2013. Sales totaled $546.9 million in the first half of 2014, a 10% decline from sales of $605.3 million in the first half of 2013.

The prices of key raw materials, including gold, silver and copper, were lower in the second quarter 2014 and first half of 2014 than the respective periods in 2013 and the lower pass-through metal prices reduced sales in the second quarter 2014 by an estimated $8.1 million and by an estimated $33.7 million in the first half of 2014. The comparison of sales between periods was also affected by changes in foreign currency translation rates, a change in the amount of customer-supplied precious metals and other factors.

Domestic sales declined approximately 8% in the second quarter 2014 from the second quarter 2013 and 12% in the first half of 2014 from the first half of 2013. International sales were 1% lower in the second quarter 2014 than the second quarter

2013 and down approximately 5% in the first half of 2014 from the first half of 2013. European sales in the first half of 2014 were 13% lower than the first half of 2013 primarily due to a decline in precious metal sales. Asian sales grew 4% in the first half of 2014 over the first half of 2013.

The cost of gold, silver, platinum, palladium and copper are typically passed through to customers and therefore movements in the prices of these metals will affect sales but may not have a proportionate impact on margins. Internally, we manage our business on a value-added sales basis. Value-added sales is a non-GAAP measure that deducts the cost of these pass-through metals from sales and removes the potential distortion caused by differences in metal values sold. Value-added sales of $159.6 million in the second quarter 2014 improved 5% over value-added sales of $152.5 million in the second quarter 2013. Value-added sales were $304.5 million in the first half of 2014 compared to $303.8 million in the first half of 2013. A reconciliation of sales to value-added sales is provided in a later section of this Management's Discussion and Analysis.

Beginning in the first quarter 2014, we revised our value-added sales by market reporting, segregating the defense and science market into two separate markets and reclassifying nuclear medical applications from the science market to the medical market. We also segregated the industrial components and commercial aerospace market into two separate markets. Prior-year data has been revised to allow for proper comparisons.

The majority of the growth in value-added sales in the second quarter 2014 was due to improvements in value-added sales to the consumer electronics market. Value-added sales to the consumer electronics market, our largest market accounting for 28% of value-added sales in the second quarter 2014, grew 15% in the second quarter 2014 over the second quarter 2013 and 10% in the first half of 2014 over the first half of 2013. Value-added sales to the medical market also improved, growing 14% in the second quarter 2014 and 2% in the first half of 2014 over the comparable periods of 2013. The second quarter 2014 growth was due to higher shipments for blood glucose test strip, nuclear medical and x-ray window applications. Improved value-added sales to the industrial components, science and appliance markets contributed to the growth in total value-added sales in the second quarter 2014 as well.

Offsetting a portion of the value-added sales growth from these markets was a decline in value-added sales to the defense market of 28% in the second quarter 2014 and 26% in the first half of 2014 from the respective periods in 2013. This decline was due to a combination of the ongoing impact of government spending cutbacks and the timing of program releases. Value-added sales to the automotive electronics market also declined 26% in the second quarter 2014 and 21% in the first half of 2014 from the fairly high shipment levels in the same periods in 2013. Value-added sales to the energy market softened in the second quarter 2014 from the second quarter 2013, but were higher in the first half of 2014 than the first half of 2013 due to a stronger first quarter 2014.

Gross margin was $49.8 million, or 17% of sales, in the second quarter 2014 versus $46.0 million, or 15% of sales, in the second quarter 2013. Gross margin in the first half of 2014 was $95.3 million, or 17% of sales, compared to $94.3 million, or 16% of sales, in the first half of 2013. Gross margin as a percent of value-added sales was 31% in the second quarter 2014 and 30% in the second quarter 2013. Gross margin was 31% of value-added sales in the first half of 2014 and 2013.

The higher value-added sales provided a benefit to gross margins in the second quarter 2014. The change in product mix was unfavorable in the second quarter 2014 as compared to the second quarter 2013 largely due to mix shifts within our Performance Alloys and Beryllium and Composites businesses. The change in product mix was favorable for the first half of 2014 as compared to the first half of 2013 due to a strong mix in the first quarter 2014 resulting in part from various high margin shipments for defense and science applications.

Improved yields and manufacturing efficiencies were made within the precious metal refining operations, which provided a margin benefit in the first half of 2014. Operating costs and input material costs were higher at the Elmore, Ohio facility in the second quarter 2014. This facility supports both the Performance Alloys and Beryllium and Composites businesses. Manufacturing overhead costs in the second quarter 2014 were unchanged from the second quarter 2013 and 4% higher in the first half of 2014 than the first half of 2013. Gross margin in the first half of 2014 was adversely impacted by the severe weather in the first quarter 2014, which caused lost production time and other inefficiencies at several of our facilities..

The facility consolidation and product line rationalization program that was initiated in the fourth quarter 2012 was substantially completed in the fourth quarter 2013, although we spent $0.6 million in the first quarter 2014 for employee retentions, clean-up costs and other miscellaneous items (with $0.1 million recorded in cost of sales and $0.5 million recorded against selling, general and administrative (SG&A) expenses). Facility closure costs totaled $0.6 million in the first half of 2013, all of which was expensed in the first quarter 2013. Savings from this program in the second quarter 2014 relative to the second quarter 2013 totaled an estimated $3.4 million, with $2.1 million related to reduced cost of sales and $1.3 million related to reduced SG&A expenses. For the first half of 2014, the estimated cost savings were $6.6 million, with $3.9 million related to reduced cost of sales and $2.7 million related to reduced SG&A expenses.

SG&A expenses were $34.7 million in the second quarter 2014 compared to $33.3 million in the second quarter 2013. SG&A expenses were $65.9 million in the first half of 2014, a slight decrease from the expense total of $66.1 million in the first half of 2013. SG&A expenses were 12% of sales in the first half of 2014 and 11% of sales in the first half of 2013. SG&A expenses were 22% of value-added sales in both the first half of 2014 and the first half of 2013.

Retirement costs under the domestic defined benefit pension plan and the domestic retiree medical plan were $1.6 million lower in the second quarter 2014 than the second quarter 2013 and $3.2 million in the first half of 2014 than the first half of 2013 due to changes in the discount rates, actuarial differences, changes to the plan design and other factors. The lower expense was recorded mainly in SG&A expenses and cost of sales.

The incentive compensation expense under cash-based plans was $2.6 million higher in the second quarter 2014 than the second quarter 2013 and $2.6 million higher in the first half of 2014 than the first half of 2013. The increase was caused by differences in the projected level of annual profit relative to the plans' targets in each year and other factors.

Stock-based compensation expense totaled $1.6 million in the second quarter 2014 and $1.5 million in the second quarter 2013. Stock-based compensation expense in the first half of 2014 was $3.0 million compared to $2.7 million in the first half of 2013. Movements in stock-based compensation between periods may be caused by differences in the number of unvested grants, the fair value of the grants and other items.

Selling and marketing expenses increased in the second quarter and first half of 2014 in portions of our business in order to support our market development plans.

Various corporate costs were higher in the first half 2014 than the first half of 2013, including legal (partially as a result of the costs associated with the precious metal insurance claim) and health and safety (driven by a large one-time study).

Research and development (R&D) expenses were $3.4 million in the second quarter 2014 compared to $3.2 million in the second quarter 2013 and $6.2 million in the first half of 2014 compared to $6.7 million in the first half of 2013. R&D expenses were approximately 1% of sales in the first half of 2014 and 2013. The change in expense levels between periods was primarily due to differences in project work, the timing of activities and changes in manpower.

Other-net was income of $2.9 million in the second quarter 2014 and $2.5 million in the first half of 2014. In 2013, other-net was an expense of $3.0 million in the second quarter and of $5.4 million in the first half of the year. The main causes for the change between periods were a favorable insurance settlement in the second quarter 2014 and a gain on the sale of used equipment in the first quarter 2014 offset in part by higher currency exchange and translation losses in both quarters of 2014.

During the second quarter 2014, we reached a favorable agreement with our insurance provider that resulted in the payment of $6.8 million to us in satisfaction of our theft claim associated with the precious metal inventory loss at our Albuquerque, New Mexico facility in the fourth quarter 2012. The agreement with the insurance carrier also allows us to retain any future recoveries from the responsible parties.

As part of the plant consolidation program, we sold used equipment with little future value to us for a $2.6 million gain in the first quarter 2014.

These benefits were partially offset by higher net foreign currency exchange and translation losses of $0.8 million in the second quarter 2014 and $1.6 million in the first half of 2014 than the respective periods of 2013 as a result of the movement in the value of the U.S. dollar versus certain other currencies and their impact on transactions and balances and in relation to the strike prices in currency hedge contracts.

Other-net expense also includes metal consignment fees, amortization expense, bad debt expense, cash discounts and other items. See Note G to the Consolidated Financial Statements.

Operating profit was $14.6 million in the second quarter 2014, an improvement of $8.0 million over the operating profit of $6.6 million in the second quarter 2013. The improvement in profit was due to the increased margin (which resulted from the higher value-added sales and other factors), savings from the plant consolidation program, lower retirement plan costs, the favorable insurance settlement and other factors, offset in part by an increase in incentive compensation, currency exchange and translation losses and other items. Operating profit was 5% of sales in the second quarter 2014 and 2% of sales in the second quarter 2013 and 9% of value-added sales in the first half of 2014 and 4% of value-added sales in the first half of 2013.

Operating profit of $25.6 million (5% of sales) in the first half of 2014 was 59% higher than operating profit of $16.1 million (3% of sales) in the first half of 2013. Operating profit was 8% of value-added sales in the first half of 2014 and 5% of value-added sales in the first half of 2013.

Interest expense - net was $0.7 million in the second quarter 2014, down slightly from the expense of $0.8 million in the second quarter 2013. Interest expense-net was $1.4 million in the first half of 2014 compared to $1.6 million in the first half of 2013. The lower net interest expense was mainly due to a decrease in the average outstanding debt level.

Income before income taxes and income tax expense for the second quarter and first half of 2014 and 2013 were as follows:

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Dollars in millions)	2014	2013	2014	2013
Income before income taxes	$13.9	$5.7	$24.3	$14.4
Income tax expense	3.9	1.6	7.0	3.5
Effective tax rate	28.2%	27.7%	28.7%	24.2%

The effects of percentage depletion, the production deduction, foreign source income and credits, state and local taxes and other items were major factors for the difference between the effective and statutory rates in the second quarter and first half of 2014 and 2013.

The tax expense for the first half of 2013 included a net discrete tax benefit of $0.6 million recorded in the first quarter 2013 that primarily represented the estimated full value of the research and experimentation credit for 2012 as the U.S. Congress did not extend the credit for 2012 and 2013 until January 2013. Congress has not extended the credit for 2014 and, therefore, no benefit has been recorded in the current year.

Net income was $10.0 million (or $0.47 per share, diluted) in the second quarter 2014 compared to $4.2 million (or $0.20 per share, diluted) in the second quarter 2013. Net income was $17.3 million (or $0.82 per share, diluted) in the first half of 2014 versus $10.9 million (or $0.52 per share, diluted) in the first half of 2013.

Segment Results

Results by segment are depicted in Note E to the Consolidated Financial Statements. The All Other column in the segment reporting includes our parent company expenses, other corporate charges and the operating results of Materion Services Inc., a wholly owned subsidiary that provides administrative and financial oversight services to our other businesses on a cost-plus basis.

The operating loss within All Other in the second quarter 2014 was unchanged from the second quarter 2013 and $0.2 million higher in the first half of 2014 than the first half of 2013. Incurred costs, including incentive compensation, at corporate were higher in the first half of 2014, but the increase was largely offset by an increase in charges out to the business units.

Advanced Material Technologies

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Millions)	2014	2013	2014	2013
Sales	$179.1	$196.0	$342.3	$389.9
Value-added sales	69.9	65.2	135.5	133.9
Operating profit	11.5	(2.3)	19.1	1.1

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
Sales from Advanced Material Technologies were $179.1 million in the second quarter 2014, a decline of $16.9 million, or 9%, from sales of $196.0 million in the second quarter 2013. Sales of $342.3 million in the first half of 2014 were $47.6 million, or 12%, lower than sales of $389.9 million in the first half of 2013. Lower pass-through metal prices accounted for an estimated $6.6 million of the decline in sales in the second quarter 2014 from the second quarter 2013 and $31.0 million of the decline in sales in the first half of 2014 from the first half of 2013. The balance of the sales decline was due to differences in volumes shipped and the quantity of customer-supplied metal.

Value-added sales were $69.9 million in the second quarter 2014, a 7% increase from value-added sales of $65.2 million in the second quarter 2013. Value-added sales of $135.5 million in the first half of 2014 were $1.6 million, or 1%, higher than value-added sales of $133.9 million in the first half of 2013.

Consumer electronics is Advanced Material Technologies' largest market, accounting for approximately 40% of the segment's value-added sales in the first half of 2014. Value-added sales to this market grew 16% in the second quarter 2014 over the second quarter 2013 and 11% in the first half of 2014 over the first half of 2013. The growth was primarily due to a combination of higher shipments for semiconductor, LED, gaming systems and other applications.

Value-added sales to the medical market, primarily precious metal-coated precision polymer films, improved 18% in the second quarter 2014 over the second quarter 2013. Value-added sales to this market were 1% higher in the first half of 2014 than the first half of 2013. The comparison between value-added sales in the second quarter 2014 and the second quarter 2013 is affected by manufacturing issues at a key vendor that caused a temporary shipment delay in the second quarter 2013. Medical market value-added sales in the second quarter 2013 were the lowest quarter of that year. Value-added sales to the medical market in the second quarter 2014 also improved 9% over the first quarter 2014. The medical market is this segment's second largest market, accounting for approximately 19% of value-added sales in the second quarter 2014.

Value-added sales from refining and shield kit cleaning operations improved 25% in the second quarter 2014 from the second quarter 2013 and 6% in the first half of 2014 from the first half of 2013. The level of value-added sales from these operations is partially a function of the ounces in the supply chain available to be reclaimed, the purity levels of those ounces and the current precious metal prices.

Defense value-added sales declined approximately 33% in the second quarter 2014 and 36% in the first half of 2014 from the comparable periods in 2013. The decline was largely due to lower shipments of optics as a result of government spending cut-backs. Value-added sales to the energy and telecommunications infrastructure markets also declined slightly in the second quarter and first half of 2014 from the respective periods in 2013. Automotive electronics value-added sales in the second quarter 2014 were unchanged from the second quarter 2013 but lower in the first half of 2014 than the first half of 2013 due to weaker sales of optics in the first quarter 2014.

Gross margin generated by Advanced Material Technologies was $25.5 million, or 14% of sales in the second quarter 2014, compared to $19.2 million, or 10% of sales, in the second quarter 2013. Gross margin grew from $44.2 million, or 11% of sales, in the first half of 2013 to $49.0 million, or 14% of sales in the first half of 2014. Gross margin was 37% of value-added sales in the second quarter 2014 compared 30% of value-added sales in the second quarter 2013. Gross margin was 36% of value-added sales in the first half of 2014, an improvement from 33% of value-added sales in the first half of 2013.

The increased gross margin in the second quarter and first half of 2014 compared to the respective periods of 2013 was partially due to process improvements that resulted in higher yields and manufacturing efficiencies in the precious metal refining operations at the Buffalo, New York facility.

Gross margin also grew in the second quarter 2014 over the second quarter 2013 as a result of the higher value-added sales. The higher value-added sales had a minor impact on gross margin in the first half of 2014. The change in product mix was favorable in both the second quarter and first half of 2014 compared to the same periods in 2013.

The previously discussed plant consolidation savings favorably impacted this segment’s gross margins and total expenses in the second quarter and first half of 2014.

Total SG&A, R&D and other-net expenses were $14.3 million (8% of sales) in the second quarter 2014 compared to $21.5 million (11% of sales) in the second quarter 2013 and $29.9 million (9% of sales) in the first half of 2014 compared to $43.1 million (11% of sales) in the first half of 2013. Expenses were 22% of value-added sales in the first half of 2014 and 31% of value-added sales in the first half of 2013.

The previously discussed $6.8 million insurance settlement had a favorable impact on this segment’s net expenses in the second quarter and first half of 2014. The total expense in the first half of 2014 also included the previously discussed benefit of the $2.6 million gain on the sale of equipment as part of the plant consolidation program.

Offsetting a portion of the impact of these one-time benefits was an increase in incentive compensation expense in the second quarter and first half of 2014 over the respective periods of 2013 due to the improved profitability. Corporate charges also were higher in the second quarter and first half of 2014 than the comparable periods in the prior year. The metal consignment fee was slightly higher in the second quarter 2014 than the second quarter 2013 after being flat in the first quarter 2014 with the first quarter 2013.

Advanced Material Technologies generated an operating profit of $11.5 million in the second quarter 2014, an improvement of $13.8 million over the operating loss of $2.3 million in the second quarter 2013. Operating profit was $19.1 million (6% of sales) in the first half of 2014 compared to $1.1 million (less than 1% of sales) in the first half of 2013. Operating profit was 14% of value-added sales in the first half of 2014 and 1% of value-added sales in the first half of 2013.
Performance Alloys

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Millions)	2014	2013	2014	2013
Sales	$76.7	$74.3	$143.4	$148.9
Value-added sales	63.5	58.8	118.1	118.1
Operating profit	5.2	6.9	8.8	14.1

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

Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity or lubricity. Applications for bulk products include oil and gas drilling components, bearings, bushings, welding rods, plastic mold tooling and undersea telecommunications housing equipment. Major markets for bulk products include industrial components, commercial aerospace, energy and telecommunications infrastructure; and,

Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, by the Beryllium and Composites segment. Sales of hydroxide are also made on a limited basis.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents.

Sales by Performance Alloys of $76.7 million in the second quarter 2014 were 3% higher than sales of $74.3 million in the second quarter 2013, while sales of $143.4 million in the first half of 2014 were 4% lower than sales of $148.9 in the first half of 2013. Copper prices on average were lower in the second quarter and first half of 2014 than the comparable periods of 2013 and resulted in an estimated $1.5 million reduction in sales in the second quarter 2014 and $2.7 million reduction in the first half of 2014.

The sales growth in the second quarter 2014 was largely due to higher sales of beryllium hydroxide. Sales of beryllium hydroxide totaled $3.8 million in the second quarter 2014 and $6.3 million in the first half of 2014. Beryllium hydroxide sales totaled $5.7 million in the first half of 2013, all of which occurred in the first quarter of that year. The difference in sales between the second quarter and first half of 2014 with the respective periods of 2013 was mainly due to timing, as the shipping schedule changed to a quarterly basis in 2014 from a semi-annual basis in previous years.

Total volumes of strip and bulk products shipped in the second quarter 2014 were 3% lower than the second quarter 2013. Volumes improved in the second quarter 2014 over the first quarter 2014, growing 13%. Total strip and bulk volumes shipped were 6% lower in the first half of 2014 than the first half of 2013, although shipments of ToughMet® products, our non-beryllium-containing alloy manufactured in strip and bulk forms, improved 13% in the first half of 2014 over the first half of 2013.

Performance Alloys' value-added sales were $63.5 million in the second quarter 2014 compared to $58.8 million in the second quarter 2013. Value-added sales in the first half of 2014 of $118.1 million were unchanged from the value-added sales in the first half of 2013.

Sales to the consumer electronics market, Performance Alloys’ largest market, grew 29% in the second quarter 2014 and 27% in the first half of 2014 over the respective periods of 2013. The growth was partially due to increased shipments for camera stabilization applications in tablets.

Value-added sales to the industrial components market improved 8% in the second quarter 2014 over the second quarter 2013, primarily due to increased shipments for foundry and fire sprinkler applications. Value-added sales to this market were 8% lower in the first half of 2014 than the first half of 2013 partially as a result of the lower mining activity in the first quarter 2014. Value-added sales to the energy market, primarily bulk products for oil and gas well applications, increased in the second quarter and first half of 2014 over the same periods in 2013 due to new well head applications and other factors.

Value-added sales to the automotive electronics market, primarily strip products, were 26% lower in the second quarter 2014 than the second quarter 2013 and 17% lower in the first half of 2014 than the first half of 2013 as a result of excess inventory in the supply chain and other factors. Value-added sales to the telecommunications infrastructure market also were lower in each of the first two quarters of 2014 than the first two quarters of 2013 as softer value-added sales of undersea repeater housing components due to project funding delays more than offset the growth in connector value-added sales for 4G applications in Asia. Value-added sales to the telecommunications infrastructure market improved in the second quarter 2014 over the first quarter 2014.

In the fourth quarter 2013, we announced a price increase effective January 1, 2014. This announcement may have affected customers’ purchasing patterns in the fourth quarter 2013 and first quarter 2014.

The gross margin on Performance Alloys' sales totaled $18.6 million in the second quarter 2014 compared to $17.8 million in the second quarter 2013. Gross margin was 24% of sales in both quarters and 29% of value-added sales in the second quarter 2014 compared to 30% of value-added sales in the second quarter 2013. Gross margin was $34.1 million, or 24% sales, in the first half of 2014 and $35.1 million, also 24% of sales, in the first half of 2013. Gross margin was 29% of value-added sales in the first half of 2014 and 30% of value-added sales in the first half of 2013.

The net volume impact from the higher hydroxide value-added sales offset in part by the lower strip and bulk value-added sales provided a small benefit to gross margin in the second quarter 2014 as compared to the second quarter 2013. The change in product mix was unfavorable in the second quarter and first half of 2014 relative to the comparable periods in 2013. Operating costs were higher at the Elmore facility in the second quarter 2014 than the second quarter 2013 due to differences in plant performance. Manufacturing overhead costs were lower in the second quarter and first half of 2014 than the same periods in 2013. The severe winter weather in the first quarter 2014 unfavorably impacted plant operations and reduced gross margins in the first half of 2014.

Total SG&A, R&D and other-net expenses were $13.4 million (17% of sales) in the second quarter 2014 compared to $10.9 million (15% of sales) in the second quarter 2013. These expenses totaled $25.3 million (18% of sales) in the first half of 2014 and $21.0 million (14% of sales) in the first half of 2013. They also were 21% of value-added sales in the first half of 2014 and 18% of value-added sales in the first half of 2013.

The differences in foreign currency exchange and translation gains and losses was a major cause in the increase in expenses in the second quarter and first half of 2014 than the same periods of 2013. R&D expenses were also higher in the second quarter and first half of 2014, due to an increase in project work, additional manpower costs and patent development costs. Selling and marketing expenses increased in the first half of 2014 due to additions to manpower. Corporate charges were also higher in each of the first two quarters of 2014 than the first two quarters of 2013.

Performance Alloys generated an operating profit of $5.2 million in the second quarter 2014 compared to $6.9 million in the second quarter 2013. Operating profit was $8.8 million in the first half of 2014, down $5.3 million from the operating profit of $14.1 million in the first half of 2013. Operating profit was 6% of sales in the first half 2014 and the 9% of sales in the first half of 2013. Operating profit was also 7% of value-added sales in the first half of 2014 and 12% of value-added sales in the first half of 2013.
Beryllium and Composites

(Millions)	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
	2014	2013	2014	2013
Sales	$16.6	$16.2	$32.1	$28.5
Operating profit (loss)	(1.8)	0.8	(0.7)	(0.5)

Beryllium and Composites manufactures beryllium-based metals and metal matrix composites in rod, sheet, foil and a variety of customized forms. These materials are used in applications that require high stiffness and/or low density and they tend to be premium-priced due to their unique combination of properties. The acquisition of Aerospace Metal Composites Limited (AMC) in the first quarter 2012 provides a complementary family of non-beryllium-based alloys and composites. This segment also manufactures beryllia ceramic products. Defense is the largest market for Beryllium and Composites, while other markets served include industrial components, medical, science, commercial aerospace, energy and telecommunications infrastructure. Products are also sold for acoustics, optical scanning and performance automotive applications. Manufacturing facilities for Beryllium and Composites are located in Ohio, California, Arizona and England.

Sales by Beryllium and Composites of $16.6 million in the second quarter 2014 were $0.4 million, or 3%, higher than sales of $16.2 million in the second quarter of 2013, while sales of $32.1 million in the first half of 2014 were $3.6 million, or 13%, higher than sales of $28.5 million in the second half of 2013. Beryllium and Composites does not directly pass through changes in the costs of its materials sold, so under our definition, sales and value-added sales for this segment are the same.

Sales to the medical market grew 15% in the second quarter 2014 and 24% in the first half of 2014 over the respective prior year periods. The growth was due to traditional x-ray window applications and emerging nuclear medical applications. Sequentially, medical market sales increased significantly in the second quarter 2014 over the first quarter 2014.

Sales to the science market were slightly higher in the second quarter 2014 than the second quarter 2013 and $2.2 million higher in the first half of 2014 than the first half of 2013. The growth in the first half of 2014 was due to a sale of a beam pipe for the Large Hadron Collider in the first quarter 2014. We produce a beam pipe for this application approximately once every twelve to eighteen months.

Sales to the telecommunications infrastructure market, a smaller market for Beryllium and Composites, grew 50% in both the second quarter and first half of 2014 over the comparable periods in 2013 largely due to improved demand for ceramic products.

The growth in sales to these markets in the second quarter 2014 was partially offset by lower defense market sales. Sales to the defense market, which accounted for 28% of total segment sales in the second quarter 2014, declined 16% in the second quarter 2014 from the second quarter 2013 and 11% in the first half of 2014 from the first half of 2013. A portion of the lower sales was due to planned shipments in the second quarter 2014 that were pushed out to the third quarter 2014 due to manufacturing delays and other issues.

Sales to the industrial components market were down slightly in the second quarter 2014 from the second quarter 2013, but slightly higher in the first half of 2014 than the first half of 2013.

The gross margin on Beryllium and Composites' sales was $2.7 million (16% of sales) in the second quarter 2014 and $4.5 million (28% of sales) in the second quarter 2013. Gross margin in the first half of 2014 was $7.6 million (24% of sales) compared to $7.3 million (26% of sales) in the first half of 2013. While sales volumes were higher in the second quarter of 2014 than the second quarter of 2013, the favorable impact of the increased volume on gross margin was more than offset by an unfavorable change in product mix, higher input material costs and an increase in operating and overhead costs.

Beryllium and Composites operates in a make-to-order environment and sells a variety of specialized products that are typically unique to a given customer. The product mix therefore can change from period to period and have a significant impact on gross margins. The product mix in the second quarter 2014 was weaker than the product mix in the second quarter 2013. The change in product mix was favorable in the first half of 2014 as compared to the first half of 2013 due to a strong product mix in the first quarter 2014, driven by various science and defense shipments.

In the second quarter and first half of 2013, we were able to reclaim and utilize recycled materials that reduced input material costs and improved gross margins in those periods. Due to the limited availability of recycled materials to be reclaimed and other factors, the benefit from utilizing this material flow was minor and our average material input cost was higher in the second quarter and first half of 2014 than in the same periods of 2013.

We also are utilizing more of the output from the beryllium pebble facility at the Elmore, Ohio plant site to satisfy our internal production demands in 2014. The operating cost of the pebble plant is currently higher than the purchased beryllium cost utilized in prior periods. The pebble plant is designed to provide a consistent supply of beryllium as the availability of beryllium from external sources in future periods may be limited. Improvements have been made in the pebble plant, but its operating costs remained high during the first half of 2014. As efficiencies and improvements to the process are made and volumes increase further, the cost per pound of the material produced by the plant will decline and become more competitive with the historical purchased price of beryllium.

Manufacturing overhead costs were higher in the second quarter and first half of 2014 than the respective periods of 2013 partially due to higher activity levels. Overhead costs were higher in the first half of 2014 partially as a result of the impact of the severe weather in the first quarter 2014.

SG&A, R&D and other-net expenses for Beryllium and Composites were $4.5 million in the second quarter 2014, an increase of $0.8 million from the second quarter 2013. These expenses totaled $8.2 million (26% of sales) in the first half of 2014 compared to $7.7 million (27% of sales) in the first half of 2013. R&D expenses were higher in the second quarter 2014 than the second quarter 2013 due to an increase in project work, but were unchanged in the first half of 2014 from the first half of 2013. Corporate charges were higher in both the second quarter and first half of 2014 than the same periods in 2013. Selling expenses, primarily manpower-related costs, were also higher in the first half of 2014 than the first half of 2013.

Beryllium and Composites had an operating loss of $1.8 million in the second quarter 2014 compared to an operating profit of $0.8 million in the second quarter 2013. In the first half of 2014, Beryllium and Composites lost $0.7 million compared to an operating loss of $0.5 million in the first half of 2013.
Technical Materials

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Millions)	2014	2013	2014	2013
Sales	$15.5	$19.6	$29.1	$38.0
Value-added sales	9.6	12.3	18.8	23.3
Operating profit	1.0	2.4	1.1	3.8

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

Sales from Technical Materials of $15.5 million in the second quarter 2014 were 21% lower than sales of $19.6 million in the second quarter 2013. Sales in the first half of 2014 of $29.1 million were 24% lower than sales of $38.0 million in the first half of 2013. The decline in sales was primarily in inlay and selective plated products.

Value-added sales of $9.6 million in the second quarter 2014 were 22% lower than value-added sales of $12.3 million in the second quarter 2013, while value-added sales of $18.8 million in the first half of 2014 were 20% below value-added sales of $23.3 million in the first half of 2013.

Value-added sales to the automotive electronics market declined 27% in the second quarter 2014 from the second quarter 2013 and 25% in the first half of 2014 from the first half of 2013. The decline was largely due to softer market conditions and key customers working down existing inventories.

Value-added sales to the consumer electronics market were 41% lower in the second quarter 2014 than the second quarter 2013 and 44% lower in the first half of 2014 than the first half of 2013. The decline was partially due to the phase-out of a disk drive application due to changes in technologies in the first half of 2013. Consumer electronics value-added sales in the first half of 2014 were only 4% lower than in the second half of 2013.

Value-added sales to the energy market were relatively flat in the second quarter 2014 compared to the second quarter 2013 but were up 38% in the first half of 2014 over the first half of 2013 primarily due to new product development efforts. Value-added sales to this segment’s other smaller markets also grew in the first half of 2014 over the first half of 2013.

New products accounted for approximately 20% of Technical Materials’ value-added sales in the second quarter 2014.

The gross margin on Technical Materials' sales was $3.1 million, or 20% of sales, in the second quarter 2014 compared to $4.6 million, or 24% of sales, in the second quarter 2013. Gross margin for this segment was $5.1 million, or 18% of sales, in the first half of 2014 and $8.2 million, or 22% of sales, in the first half of 2013. Gross margin was also 27% of value-added sales in the first half of 2014 and 35% of value-added sales in the first half of 2013.

The lower gross margin in the second quarter 2014 and first half of 2014 compared to the respective periods of the prior year was largely due to the lower value-added sales. The change in product mix was also unfavorable in the second quarter and first half of 2014 and contributed to the lower gross margin. The impact of these items was partially offset by lower manufacturing overhead costs in the second quarter and first half of 2014 compared to the same periods of 2013 as a result of the reduced activity levels and cost control efforts.

SG&A, R&D and other-net expenses totaled $2.1 million in the second quarter 2014, down slightly from the total expenses of $2.2 million in the second quarter 2013. Theses expenses totaled $4.0 million (14% of sales) in the first half of 2014 compared to $4.4 million (12% of sales) in the first half of 2013. Expenses were 21% of value-added sales in the first half of 2014 and 19% of value-added sales in the first half of 2013. The lower expense dollars in the second quarter and first half of 2014 resulted from cost control efforts enacted in response to the lower sales volumes and reduced incentive compensation expense due to the change in profitability.

Technical Materials generated an operating profit of $1.0 million in the second quarter 2014 and $2.4 million in the second quarter 2013. Operating profit of $1.1 million in the first half of 2014 was $2.7 million lower than the operating profit of $3.8 million in the first half of 2013. Operating profit was 4% of sales and 6% of value-added sales in the first half of 2014 and 10% of sales and 16% of value-added sales in the first half of 2013.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for the second quarter and first half of 2014 and 2013 is as follows:

	Second Quarter Ended		First Half Ended
	Jun. 27,	Jun. 28,	Jun. 27,	Jun. 28,
(Millions)	2014	2013	2014	2013
Sales
Advanced Material Technologies	$179.1	$196.0	$342.3	$389.9
Performance Alloys	76.8	74.3	143.4	148.9
Beryllium and Composites	16.6	16.2	32.1	28.5
Technical Materials	15.5	19.6	29.1	38.0
All Other	—	—	—	—
Total	$288.0	$306.1	$546.9	$605.3

Less: Pass-through Metal Cost
Advanced Material Technologies	$109.2	$130.8	$206.8	$256.0
Performance Alloys	13.3	15.5	25.3	30.8
Beryllium and Composites	—	—	—	—
Technical Materials	5.9	7.3	10.3	14.7
All Other	—	—	—	—
Total	$128.4	$153.6	$242.4	$301.5

Value-added Sales
Advanced Material Technologies	$69.9	$65.2	$135.5	$133.9
Performance Alloys	63.5	58.8	118.1	118.1
Beryllium and Composites	16.6	16.2	32.1	28.5
Technical Materials	9.6	12.3	18.8	23.3
All Other	—	—	—	—
Total	$159.6	$152.5	$304.5	$303.8

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

There were two chronic beryllium disease (CBD) cases outstanding against us as of the end of the second quarter 2014. Both cases were filed prior to 2014. A loss reserve of $0.2 million was recorded on our Consolidated Balance Sheet as of the end of the second quarter 2014 for these two cases. No settlement payments were made and no other CBD cases were filed or dismissed during the first half of 2014.

FINANCIAL POSITION

Net cash provided from used in operations was $1.5 million in the first half of 2014, as the growth in various working capital items, including accounts receivable and inventory, and a decline in long-term liabilities, more than offset net income, the effects of depreciation, amortization and stock compensation expense.

Cash was $18.1 million as of the end of the second quarter 2014 compared to $22.8 million as of year-end 2013.

Accounts receivable of $121.8 million as of the end of the second quarter 2014 were $8.8 million, or 8% higher, than the receivable balance of $113.0 million as of year-end 2013. This increase was primarily due to a slow down in the average collection period. The days sales outstanding (DSO), a measure of the average collection period, was approximately 38 days as of the end of the second quarter 2014 compared to approximately 36 days as of the end of 2013. The DSO as of the end of the second quarter 2014 was an improvement over the DSO as of the end of the first quarter 2014. We maintain credit policies and practices that include ongoing evaluation of the credit position of our current and potential customers and we aggressively manage our exposures and the collectability of our receivables. The bad debt expense in the first half of 2014 was immaterial.

Inventories totaled $254.8 million as of the end of the second quarter 2014, an increase of $22.0 million, or 9%, since year-end 2013. The inventory turnover ratio, a measure of how effectively inventory is utilized, slowed down slightly in the second quarter 2014 from year-end 2013.

A portion of the inventory increase was in beryllium hydroxide at our Utah operations as a result of the cyclical nature of our mining activities and the planned timing of extracting ore and the deployment of our mining resources.

Inventory also increased as a result of building buffers, the purchase of raw material input to support sales in future periods with long production times and other factors, primarily within the Performance Alloy and Beryllium and Composites supply chains.

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

Capital expenditures for the first half of 2014 and 2013 are summarized as follows:

	First Half Ended
	Jun. 27,	Jun. 28,
(Millions)	2014	2013
Capital expenditures	$12.9	$13.0
Mine development	0.3	4.4
Total	$13.2	$17.4

The majority of the capital spending in the first half of 2014 was on small discrete projects. Major projects included an upgrade to the strip rolling equipment at the Reading, Pennsylvania facility and a new chamber for optical filter processing at the Westford, Massachusetts facility. Capital spending also included a number of infrastructure and support projects, including R&D equipment, power supplies, security systems and information technology projects. Additional capital spending on the beryllium facility at the Elmore plant site, which was initially constructed as part of a multi-year $104.9 million Title III contract with the U.S. Department of Defense, was minor in the first half of 2014.

Intangible assets were $21.5 million at the end of the second quarter 2014, a decline of $2.7 million since the end of 2013 due to the current period amortization.

Other liabilities and accrued items were $47.8 million at the end of the second quarter 2014, a decrease of $7.0 million from year-end 2013. The payment of the 2013 annual incentive compensation to employees in the first quarter 2014 was the main cause of the decline. Various accruals for utilities, professional services, and other items changed due to business levels, seasonal factors or other causes.

Unearned revenue, which is a liability representing products invoiced to customers but not yet shipped, was $2.1 million at the end of the second quarter 2014 compared to $0.5 million as of December 31, 2013. Revenue and the associated margin will be recognized for these transactions when the goods ship, title passes and all other revenue recognition criteria are met. Invoicing in advance of the shipment, which is only done in certain circumstances, allows us to collect cash sooner than we would otherwise.

Unearned income was $54.1 million at the end of the second quarter 2014 compared to $56.5 million as of year-end 2013. This balance represents the unamortized reimbursements from the government for equipment purchases for the new beryllium facility made under the Title III program. The reduction to unearned income in the first half of 2014 was recorded against cost of sales on the Consolidated Statements of Income and offset the depreciation expense recorded on the underlying equipment. Depreciation and amortization expense on the Consolidated Statement of Cash Flows is depicted net of the corresponding reduction in unearned income. See Note I to the Consolidated Financial Statements.

The retirement and post-employment benefits liability totaled $56.9 million at the end of the first half of 2014 compared to $80.3 million as of December 31, 2013. This balance represents the liability under our domestic defined benefit pension plan, the retiree medical plan and other retirement plans and post-employment obligations.

The liability for the retiree medical plan was reduced by $14.0 million in the first quarter 2014 as a result of a change in the benefits offered to participants in the plan. See Liquidity discussion.

The liability for the domestic defined benefit pension plan declined $9.3 million in the first half of 2014 as a result of contributions to the plan totaling $11.8 million and an adjustment to other comprehensive income of $2.2 million offset in part by the first half expense of $4.7 million.

The retirement and post-employment benefits liability was also affected by differences between the payments made under other plans, the quarterly expense for all of these plans and other factors.

Debt totaled $80.3 million as of the end of the second quarter 2014, an increase of $15.5 million over the year-end 2013 balance of $64.8 million. The increase in debt along with a portion of the excess cash was used to fund capital expenditures, the buy back of shares, the dividends paid to shareholders and the net growth in working capital in the first half of 2014. Debt declined $12.6 million in the second quarter 2014 from the $92.9 million total debt balance as of the end of the first quarter 2014.

Outstanding short-term debt was $33.4 million as of the end of the second quarter 2014, while long-term debt totaled $46.9 million.

We were in compliance with all of our debt covenants as of the end of the second quarter 2014.

Shareholders’ equity was $487.9 million as of the end of the first half of 2014 compared to $463.3 million as of year-end 2013. The main cause of the increase in equity in the first half of 2014 was comprehensive income of $28.0 million. This increase was partially offset by the payment of dividends and the repurchase of common stock. Equity was also affected by stock compensation expense, the exercise of stock options and other factors.

Prior Year Financial Position

Net cash provided from operations was $18.1 million in the first half of 2013, as net income, the effects of depreciation, amortization and stock compensation expense and other items offset the $9.2 million decrease in accounts payable and accrued items (which was partially due to the payment of the 2012 incentive compensation to employees during the first quarter 2013).

The accounts receivable balance of $129.8 million at the end of the second quarter 2013 was 3% higher than the year-end 2012 balance due to an increase in sales and a slightly slower collection period. Inventories totaled $207.6 million at the end of the second quarter 2013, an increase of $1.5 million from year-end 2012. The increase was partially due to the purchase of beryllium feed stock to augment the production from the beryllium pebble plant in the second half of 2013.

The retirement and post-employment benefit balance was $2.6 million lower at the end of the second quarter 2013 than year-end 2012 largely due to contributions to the domestic defined pension benefit plan of $5.5 million offset in part by the expense recorded for the various plans and other factors.

Capital expenditures totaled $17.4 million and include $0.9 million for the pebble plant in the first half of 2013. The capital expenditures total also included mine development costs of $4.4 million that were part of a $14.5 million pit in Utah that was started in 2012. We completed the pit and began extracting the ore late in the second quarter of 2013.

Dividends paid totaled $3.2 million in the first half of 2013. The quarterly dividend was increased from $0.075 per share to $0.08 per share in the second quarter 2013.

Outstanding debt increased from $94.3 million at year-end 2012 to $96.1 million at the end of the second quarter 2013. The increased debt coupled with the cash from operations was used to fund capital expenditures and the dividend payments to shareholders.

Cash balances totaled $15.7 million at the end of the second quarter 2013, a decrease of $0.4 million since year-end 2012.

Off-balance Sheet Arrangements and Contractual Obligations

We maintain the majority of our precious metals and a portion of our copper that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under these off-balance sheet consignment arrangements totaled $235.4 million as of the end of the second quarter 2014 compared to $255.8 million as of year-end 2013. The decline in the outstanding balance was due to a reduction in the quantity of silver and gold on hand partially offset by higher metal prices at the end of the second quarter 2014 versus the year-end 2013 prices.

We were in compliance with the covenants contained in our consignment agreements as of June 27, 2014.

While borrowings under existing lines of credit increased in the first half of 2014, we did not enter into any new agreements during the period. For additional information on our contractual obligations, please see page 40 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the payment of quarterly dividends, share repurchases, environmental remediation projects and strategic acquisitions.

Cash used in operations was $1.5 million in the first half of 2014. However, cash flow from operations improved in the second quarter 2014 over the first quarter 2014, as cash used in operations totaled $23.2 million in the first quarter 2014 while cash generated by operations totaled $21.7 million in the second quarter 2013. It is not unusual for us to consume cash in the first quarter of a given year, partially due to the payment of the prior-year incentive compensation to employees, and then generate cash from operations over the balance of the year.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share purchases will depend on several factors, including market and business conditions, our cash flow, debt levels and other investment opportunities. There is no minimum required purchase quantity for a given year and the purchases may be discontinued at any time. We purchased approximately 86,000 shares at a cost of $2.7 million in the first half of 2014.

We paid dividends to our shareholders totaling $3.4 million in the first half of 2014. Our Board of Directors increased the quarterly dividend from $0.08 per share to $0.085 per share in the second quarter 2014. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of the shareholders.

In the first quarter 2014, we notified the participants in the domestic retiree medical plan that we were changing from a defined benefit plan to a defined contribution plan for the majority of the plan participants. Under the revised benefit structure, we will contribute a fixed amount of cash that the participant may use to purchase a medical policy best suited to his or her own needs on an open exchange. The revised structure is designed to lower costs for the Company and the participants. Based upon the actuarial calculations of the impact of this revision, we reduced the retiree medical liability $14.0 million in the first quarter 2014, with the offset recorded as a credit to other comprehensive income within shareholders’ equity. This $14.0 million benefit from the reduction in the liability will be recorded in income ratably over the average remaining service life, or approximately 9.5 years. Our cash payouts under the plan are anticipated to be lower over time as well.

Our domestic defined benefit pension plan was under-funded as of the end of the first half 2014. Contributions to the plan are determined by a variety of factors, including the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our policies and objectives, the availability of cash and other factors. We anticipate making contributions of approximately $19.0 million to the plan during 2014. Contributions in the first half of 2014 totaled $11.8 million, which included $3.8 million that was originally scheduled for the fourth quarter 2013, but we were able to defer until the first quarter 2014. Contributions to be made in the second half of 2014 will be funded with cash from operations or borrowings under existing lines of credit.

As a result of the increase in debt during the first half of 2014, the total debt-to-debt-plus-equity ratio, a measure of balance sheet leverage, increased from an unusually low 12% as of year-end 2013 to 14% as of the end of the second quarter 2014. The debt-to-debt-plus-equity ratio was 16% as of the end of the first quarter 2014. Prior to the fourth quarter 2013, the debt-to-debt-plus-equity ratio was at or above 16% for the previous 15 consecutive quarters.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $176.6 million as of June 27, 2014. Our revolving line of credit matures in 2018. Mandatory long-term debt payments to be made in 2014 total $0.6 million.

The available and unused capacity under the off-balance sheet consignment lines totaled $183.2 million as of the end of the second quarter 2014.

We also had $18.1 million of cash as of the end of the second quarter 2014.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 43 to 46 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our critical accounting policies since the inclusion of this discussion in our Annual Report on Form 10-K.
OUTLOOK

Market conditions remained mixed as of early in the third quarter 2014 and the economic growth rate is slower than what we previously anticipated. Value-added sales into the consumer electronics market increased in the first half of the year and we are positioned to capitalize on product development opportunities. However, down-stream competitive forces and changes in technologies may unfavorably impact our sales in future periods. We anticipate that the government spending patterns will continue to negatively impact shipments of optics. Shipments to the defense market for traditional beryllium products, while solid over the longer term, should continue to be subject to quarter-to-quarter variation largely due to the timing of program releases and build schedules. Demand from the automotive electronics market softened in the first half of 2014 due to an inventory overhang and other factors, but applications for our materials are expanding due to their performance characteristics as automobile manufacturers are providing longer warranties and building more infotainment capabilities into their cars. We continue to expand our application base within the oil and gas sector, but our overall sales are somewhat dependent upon the price of oil and the active rig count.

The plant consolidation program has provided cost savings as anticipated. As we move through the second half of 2014, the savings will continue, but the amount of those savings relative to 2013 will decline since a portion of the actions taken started generating savings in the second half of 2013.

Our results in the first half of 2014 included a large insurance settlement and gain on the sale of equipment as part of the plant consolidation program. These gains will not repeat in the second half of 2014.

After consuming cash in the first quarter 2014, cash flow from operations was positive in the second quarter 2014. We will look to further improve our working capital utilization and reduce debt over the balance of the year.

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

•
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components, commercial aerospace, defense, science, automotive electronics, medical, energy and telecommunications infrastructure;

•	Changes in product mix and the financial condition of customers;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses;

•	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

•	Our success in achieving the expected benefits from our facility consolidations;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

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
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31 2013, management concluded that there was a material weakness in internal control over financial reporting in the physical inventory count reconciliation process. Actions have been taken to remediate this material weakness. As new controls are still being developed and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of June 27, 2014, there was a material weakness in internal control over financial reporting in the physical inventory count reconciliation process.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2014 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Act of 1934, as amended. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of June 27, 2014 due to the material weakness described above.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of June 27, 2014, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases, as described more fully below.

The Company is one of two defendants in a case originally filed on September 25, 2012 in the Court of Common Pleas of Philadelphia County, Pennsylvania, titled Schwartz v. Accuratus Corporation et al., and subsequently removed to the United States District Court for the Eastern District of Pennsylvania (No. 12-6189). Plaintiff alleges that she contracted chronic beryllium disease from “take home” exposures resulting from her husband’s employment at facilities at the Company and of codefendant Accuratus Corporation, and asserts claims for negligence and strict liability. She seeks compensatory and exemplary damages in unspecified amounts. Her husband claims a loss of consortium.

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

The Company has some insurance coverage, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 27, 2014, we repurchased 35,564 shares under our stock buyback program at an average price of $33.87.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
March 29 through May 2, 2014	—	$—	50,806	$48,533,377
May 3 through May 30, 2014	25,614	33.15	76,420	47,683,563
May 31 through June 27, 2014	9,950	35.73	86,370	47,327,732
Total	35,564	$33.87	213,596	$47,327,732

(1)
In January 2014, our Board of Directors approved a stock repurchase program for the repurchase of up to $50,000,000 of our common stock. As of June 27, 2014, $47,327,732 may yet be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

3.1	Amended and Restated Code of Regulations of Materion Corporation.

3.2	Amended and Restated Articles of Incorporation of Materion Corporation.

10.1
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 7, 2014)(filed as Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-195762, filed by the Registrant on May 7, 2014), incorporated herein by reference.

10.2
Amended and Restated Materion Corporation 2006 Non-employee Director Equity Plan (As Amended and Restated as of May 7, 2014)(filed as Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-195761, filed by the Registrant on May 7, 2014), incorporated herein by reference.

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

MATERION CORPORATION

Dated: August 1, 2014
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Code of Regulations of Materion Corporation.

3.2	Amended and Restated Articles of Incorporation of Materion Corporation.

10.1
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 7, 2014)(filed as Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-195762, filed by the Registrant on May 7, 2014), incorporated herein by reference.

10.2
Amended and Restated Materion Corporation 2006 Non-employee Director Equity Plan (As Amended and Restated as of May 7, 2014)(filed as Exhibit 4.4 to the Registration Statement on Form S-8, Registration No. 333-195761, filed by the Registrant on May 7, 2014), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending June 27, 2014.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.