Form 10-Q
period 2014-09-26
MATERION Corp
filed 2014-10-30
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014

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
As of October 15, 2014, there were 20,154,663 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and nine months ended September 26, 2014 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(Thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$291,570	$275,434	$838,465	$880,744
Cost of sales	236,727	230,951	688,359	741,930
Gross margin	54,843	44,483	150,106	138,814
Selling, general and administrative expense	34,823	31,804	100,768	97,910
Research and development expense	3,243	3,190	9,473	9,901
Other—net	(644)	4,161	(3,177)	9,592
Operating profit	17,421	5,328	43,042	21,411
Interest expense—net	764	715	2,132	2,356
Income before income taxes	16,657	4,613	40,910	19,055
Income tax expense (benefit)	4,217	(379)	11,165	3,123
Net income	$12,440	$4,992	$29,745	$15,932
Basic earnings per share:
Net income per share of common stock	$0.61	$0.24	$1.45	$0.78
Diluted earnings per share:
Net income per share of common stock	$0.60	$0.24	$1.42	$0.76
Cash dividends per share	$0.085	$0.080	$0.250	$0.235
Weighted-average number of shares of common stock outstanding:
Basic	20,490	20,604	20,579	20,551
Diluted	20,827	20,931	20,927	20,874

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(Thousands)	2014	2013	2014	2013
Net income	$12,440	$4,992	$29,745	$15,932
Other comprehensive income:
Foreign currency translation adjustment	(2,170)	478	(1,455)	(2,902)
Derivative and hedging activity, net of tax	1,480	(428)	1,567	(273)
Pension and post employment benefit adjustment, net of tax	540	1,232	10,465	3,670
Net change in accumulated other comprehensive income	(150)	1,282	10,577	495
Comprehensive income	$12,290	$6,274	$40,322	$16,427

See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Sept. 26,	Dec. 31,
(Thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$19,610	$22,774
Accounts receivable	126,950	113,012
Inventories	227,286	232,800
Prepaid expenses	17,231	16,353
Deferred income taxes	9,965	10,325
Total current assets	401,042	395,264
Long-term deferred income taxes	5,502	5,941
Property, plant, and equipment—cost	793,983	782,879
Less allowances for depreciation, depletion, and amortization	(545,183)	(520,986)
Property, plant, and equipment—net	248,800	261,893
Intangible assets	20,046	24,248
Other assets	4,693	3,874
Goodwill	86,725	86,725
Total assets	$766,808	$777,945
Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$6,613	$35,566
Accounts payable	32,158	36,556
Other liabilities and accrued items	59,562	54,851
Income taxes	7,955	1,564
Unearned revenue	1,239	479
Total current liabilities	107,527	129,016
Other long-term liabilities	16,187	16,531
Retirement and post-employment benefits	53,493	80,275
Unearned income	52,970	56,490
Long-term income taxes	1,576	1,576
Deferred income taxes	4,895	1,469
Long-term debt	43,780	29,267
Shareholders’ equity
Common stock	201,030	197,576
Retained earnings	466,047	441,518
Common stock in treasury	(134,281)	(118,151)
Other comprehensive income (loss)	(49,311)	(59,888)
Other equity transactions	2,895	2,266
Total shareholders' equity	486,380	463,321
Total liabilities and shareholders’ equity	$766,808	$777,945
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sept. 26,	Sept. 27,
(Thousands)	2014	2013
Cash flows from operating activities:
Net income	$29,745	$15,932
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	32,333	30,842
Amortization of deferred financing costs in interest expense	627	501
Stock-based compensation expense	4,123	4,103
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(15,184)	3,143
Decrease (increase) in inventory	(24,148)	(13)
Decrease (increase) in prepaid and other current assets	(579)	2,055
Decrease (increase) in deferred income taxes	8	249
Increase (decrease) in accounts payable and accrued expenses	2,315	(21,216)
Increase (decrease) in unearned revenue	760	(1,082)
Increase (decrease) in interest and taxes payable	6,017	108
Increase (decrease) in long-term liabilities	(14,976)	1,152
Other-net	(14)	2,741
Net cash provided from operating activities	21,027	38,515
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(19,843)	(19,830)
Payments for mine development	(670)	(4,407)
Proceeds from sale of property, plant, and equipment	3,084	23
Other investments-net	(2)	20
Net cash used in investing activities	(17,431)	(24,194)
Cash flows from financing activities:
Repayment of short-term debt	(291)	(13,263)
Proceeds from issuance of long-term debt	33,252	70,333
Repayment of long-term debt	(18,739)	(62,789)
Debt issuance costs	—	(1,554)
Principal payments under capital lease obligations	(497)	(491)
Payment of dividends	(5,156)	(4,847)
Repurchase of common stock	(15,615)	—
Issuance of common stock under stock option plans	360	1,075
Tax benefit from stock compensation realization	109	1,664
Net cash used in financing activities	(6,577)	(9,872)
Effect of exchange rate changes	(183)	(348)
Net change in cash and cash equivalents	(3,164)	4,101
Cash and cash equivalents at beginning of period	22,774	16,056
Cash and cash equivalents at end of period	$19,610	$20,157
See Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 26, 2014 and December 31, 2013, and the results of operations for the three months and nine months ended September 26, 2014 and September 27, 2013. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2014 consolidated financial statement presentation.

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for Materion Corporation (the Company) beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

(Thousands)	Sept. 26, 2014	Dec. 31, 2013
Principally average cost:
Raw materials and supplies	$40,845	$39,201
Work in process	150,140	152,645
Finished goods	36,301	40,954
Net inventories	$227,286	$232,800

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

The Company repaid a precious metal-denominated loan totaling $28.7 million as of December 31, 2013 and $31.3 million at the end of the second quarter of 2014. This debt reduction was completed by transferring 23,781 ounces of gold held in inventory to the lender as repayment for the outstanding short-term debt. There is a corresponding decrease in inventory of $31.3 million related to this transaction, which was treated as a non-cash item in the Consolidated Statement of Cash Flows.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note C — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the third quarter and first nine months of 2014 and 2013 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
(Thousands)	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Components of net periodic benefit cost
Service cost	$1,931	$2,356	$34	$76
Interest cost	2,449	2,353	169	311
Expected return on plan assets	(3,013)	(2,996)	—	—
Amortization of prior service cost (benefit)	(109)	(85)	(374)	29
Amortization of net loss	1,275	1,951	—	—
Net periodic benefit cost (benefit)	$2,533	$3,579	$(171)	$416

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
(Thousands)	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Components of net periodic benefit cost
Service cost	$5,794	$7,066	$103	$229
Interest cost	7,345	7,060	506	932
Expected return on plan assets	(9,038)	(8,989)	—	—
Amortization of prior service cost (benefit)	(326)	(255)	(1,123)	86
Amortization of net loss	3,825	5,816	—	—
Net periodic benefit cost	$7,600	$10,698	$(514)	$1,247

The Company made contributions to the domestic defined benefit pension plans of $15.8 million in the first nine months of 2014.

The Company has notified participants of changes to the domestic retiree medical plan, including changing the benefit formula for participants covered by the plan. The revised benefit formula is designed to lower costs for the Company and the majority of plan participants. As a result of this change, the plan liability on the Company's Consolidated Balance Sheets was reduced by $14.0 million in the first quarter of 2014, with the offset increasing other comprehensive income, a component of shareholders' equity. The liability reduction will be recognized in earnings over the average remaining service life of participants.
Note D — Contingencies
Materion Brush Inc., one of the Company's wholly owned subsidiaries, is a defendant from time to time in legal proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. A CBD case outstanding at the end of the second quarter of 2014 was settled for less than $0.1 million during the third quarter of 2014. A second CBD case filed in a prior period remained outstanding at the end of the third quarter of 2014, and the Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.8 million at September 26, 2014 and $4.8 million at December 31, 2013. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.

During the third quarter of 2014, the Company collected $4.0 million as part of a settlement agreement with a contractor for an outstanding dispute regarding construction of the Company's beryllium pebble plant located in Elmore, Ohio. The cash received and the benefit of this settlement was recorded in the third quarter of 2014 in Other-net in the Consolidated Statements of Income.
Note E — Segment Reporting

(Thousands)	Advanced Material Technologies	Performance Alloys	Beryllium and Composites	Technical Materials	Subtotal	All Other	Total
Third Quarter 2014
Sales to external customers	$177,483	$80,863	$17,946	$15,278	$291,570	$—	$291,570
Intersegment sales	1,895	473	110	100	2,578	—	2,578
Operating profit (loss)	7,691	6,529	992	1,445	16,657	764	17,421

Third Quarter 2013
Sales to external customers	$176,294	$69,578	$13,685	$15,877	$275,434	$—	$275,434
Intersegment sales	523	443	67	156	1,189	—	1,189
Operating profit (loss)	4,146	4,520	(3,306)	1,421	6,781	(1,453)	5,328

First Nine Months 2014
Sales to external customers	$519,793	$224,289	$50,041	$44,342	$838,465	$—	$838,465
Intersegment sales	2,971	1,475	420	319	5,185	—	5,185
Operating profit (loss)	26,790	15,307	282	2,586	44,965	(1,923)	43,042
Assets	280,208	275,778	147,537	22,965	726,488	40,320	766,808
First Nine Months 2013
Sales to external customers	$566,158	$218,435	$42,194	$53,957	$880,744	$—	$880,744
Intersegment sales	2,048	1,484	200	600	4,332	—	4,332
Operating profit (loss)	5,211	18,654	(3,780)	5,246	25,331	(3,920)	21,411
Assets	312,110	267,232	142,183	23,734	745,259	55,854	801,113
Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.1 million in the third quarter of 2014 and $1.4 million in the third quarter of 2013. For the first nine months of the year, stock-based compensation expense was $4.1 million in 2014 and $4.1 million in 2013.
The Company granted approximately 144,000 stock appreciation rights (SARs) to certain employees in the second quarter of 2014 at a strike price of $33.29 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $12.48 per share and will be amortized over the vesting period of three years. The SARs expire in seven years from the date of the grant.
The Company granted approximately 38,000 shares of restricted stock units to certain employees in the second quarter of 2014 at a weighted-average fair value of $33.29 per share. The fair value was determined using the closing price of the Company's common stock on the grant date and will be amortized over the vesting period of three years. The holders of the restricted stock units will forfeit their shares if their employment is terminated prior to the end of the vesting period.
The Company granted approximately 25,000 performance-based restricted stock units to certain employees in the first quarter of 2014 at a fair value of $26.02 per share. The fair value will be expensed over the vesting period of three years. The final share payout to the employees will be based upon the Company’s total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
The Company received $0.4 million for the exercise of approximately 21,000 options during the first nine months of 2014 and $1.1 million for the exercise of approximately 69,000 options during the first nine months of 2013. Exercises of stock appreciation rights totaled approximately 50,000 in the first nine months of 2014 and 120,000 in the first nine months of 2013.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Other-net
Other-net income (expense) for the third quarter and first nine months of 2014 and 2013 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 27	Sept. 26	Sept. 27
(Thousands)	2014	2013	2014	2013
Foreign currency exchange gain (loss)	$450	$126	$(25)	$1,271
Amortization of intangible assets	(1,208)	(1,359)	(3,841)	(4,001)
Metal consignment fees	(1,770)	(1,640)	(5,481)	(5,158)
Net gain (loss) on disposal of fixed assets	(225)	(252)	2,384	(251)
Recovery from insurance	—	—	6,750	—
Legal settlement	4,000	—	4,000	—
Other items	(603)	(1,036)	(610)	(1,453)
Total	$644	$(4,161)	$3,177	$(9,592)
Note H — Income Taxes
The Company recorded income tax expense of $4.2 million in the third quarter of 2014, an effective tax rate of 25.3% against income before income taxes, and an income tax benefit of $0.4 million in the third quarter of 2013, an effective tax rate of (8.2%) against income before income taxes.
In the first nine months of 2014, tax expense of $11.2 million was recorded, an effective tax rate of 27.3%. Tax expense was $3.1 million in the first nine months of 2013, an effective tax rate of 16.4%.
The differences between the statutory and effective rates in the third quarter and first nine months of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes, discrete events, and other factors. The research and experimentation credit also provided a benefit in the third quarter and first nine months of 2013, but there was no tax benefit recorded in the first nine months of 2014 as the U.S. Congress has not extended the credit for 2014.
The tax expense in the third quarter of 2014 included net favorable discrete items of $0.6 million that resulted from the finalization of the 2013 Federal tax return at a lower liability than what was previously recorded in the financial statements, the reversal of tax reserves due to the lapse of the statue of limitations, and other items.
Discrete items were a favorable $1.3 million in the first nine months of 2013 resulting from the finalization of the 2012 Federal tax return during that period, the research and experimentation credit, and the impact of the lapse of the statue of limitations, and other items.
In the third quarter of 2014, the Company recorded an adjustment of $2.0 million to increase deferred tax assets and reduce goodwill to correct the amount of deferred tax assets recognized in connection with the acquisition of EIS Optics Limited (EIS) in 2011 which is part of the Advanced Material Technologies segment. This adjustment was not material to previously issued financial statements as it had no net impact on total assets, equity or cash flows and had an immaterial impact on the Consolidated Statements of Income. The Company has reflected this adjustment in the accompanying 2013 Consolidated Balance Sheets.
Note I — Depreciation and Amortization
The Company received $63.5 million from the U.S. Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of capital equipment acquired by the Company under a Title III contract. The Company recorded the cost of the equipment in property, plant, and equipment and the reimbursements as unearned income, a liability on the Consolidated Balance Sheets. The equipment was placed in service during the third quarter of 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In the nine months ended September 26, 2014, the depreciation expense on the equipment subject to reimbursement was $3.5 million. Unearned income was reduced by $3.5 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Amortization of mine development costs are initially recorded in inventory and subsequently recorded in cost of sales in the period the inventory is sold. Depreciation, depletion, and amortization depicted on the Consolidated Statements of Cash Flows, including the mine development costs amortized into inventory, totaled $32.3 million in the nine months ended September 26, 2014 and $30.8 million in the nine months ended September 27, 2013. Depreciation, depletion, and amortization expense recorded in operating profit in the Consolidated Statements of Income totaled $29.7 million in the nine months ended September 26, 2014 and $29.0 million in the nine months ended September 27, 2013.
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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 26, 2014:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$381	$381	$—	$—
Foreign currency forward contracts	2,379	—	2,379	—
Total	$2,760	$381	$2,379	$—
Financial Liabilities
Directors’ deferred compensation liability	$381	$381	$—	$—
Foreign currency forward contracts	—	—	—	—
Total	$381	$381	$—	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Outstanding contracts are valued through models that utilize market observable inputs including both spot and forward prices for the same underlying currencies and metals. The carrying values of the other working capital items and debt on the Consolidated Balance Sheets approximate their fair values as of September 26, 2014.
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
The use of foreign currency derivative contracts is governed by policies approved by the Audit Committee of the Board of Directors. A team consisting of senior financial managers reviews the estimated exposure levels, as defined by budgets, forecasts and other internal data, and determines the timing, amounts, and instruments to use to hedge that exposure within the confines of the policy. Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transactions against the program objectives, targeted rates, and levels of risk assumed. Hedge contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of rate movements.
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
In certain circumstances, a customer may want to establish the price for the precious metal when the sales order is placed rather than at the time of the shipment. Setting the selling price at a different date than when the material would be purchased potentially creates an exposure to movements in the market price of the metal. Therefore, in these limited situations, the Company may elect to enter into a forward contract to purchase a stated quantity of precious metal at a fixed price on a specified date in the future. The price in the forward contract serves as the basis for the price to be charged to the customer. By so doing, the selling and purchase prices are matched, and the Company’s market price exposure is reduced.
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
The outstanding foreign currency forward contracts had a notional value of $39.0 million as of September 26, 2014. All of these contracts were designated and effective as cash flow hedges. The net fair value of the outstanding contracts was $2.4 million, with the asset recorded in prepaid expenses and other assets on the Consolidated Balance Sheets as of September 26, 2014.
There was no ineffectiveness associated with the contracts outstanding at September 26, 2014, and no ineffectiveness expense was recorded in the third quarter or first nine months of 2014 or 2013.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $2.4 million at September 26, 2014 and $0.1 million at September 27, 2013. The Company expects to relieve substantially the entire balance in OCI as of September 26, 2014 to income on the Consolidated Statements of Income during the twelve-month period beginning September 27, 2014. See Note L to the Consolidated Financial Statements for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the third quarter and first nine months of 2014 and 2013 are as follows:

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of June 27, 2014
Gross	$31	$—	$31	$(61,597)	$1,002	$(60,564)
Deferred tax expense (benefit)	(1,390)	—	(1,390)	(10,013)	—	(11,403)
Net	$1,421	$—	$1,421	$(51,584)	$1,002	$(49,161)

Third quarter 2014 activity
Other comprehensive income (loss) before reclassifications	$2,365	$—	$2,365	$—	$(2,170)	$195
Amounts reclassified from accumulated other comprehensive income	(17)	—	(17)	833	—	816
Net current period other comprehensive income (loss) before tax	2,348	—	2,348	833	(2,170)	1,011
Deferred taxes on current period activity	868	—	868	293	—	1,161
Net current period other comprehensive income (loss) after tax	$1,480	$—	$1,480	$540	$(2,170)	$(150)

Accumulated other comprehensive income, as of September 26, 2014
Gross	$2,379	$—	$2,379	$(60,764)	$(1,168)	$(59,553)
Deferred tax expense (benefit)	(522)	—	(522)	(9,720)	—	(10,242)
Net	$2,901	$—	$2,901	$(51,044)	$(1,168)	$(49,311)

Accumulated other comprehensive income, as of December 31, 2013
Gross	$(87)	$(19)	$(106)	$(77,301)	$287	$(77,120)
Deferred tax expense (benefit)	(1,433)	(7)	(1,440)	(15,792)	—	(17,232)
Net	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)

First nine months of 2014 activity
Other comprehensive income (loss) before reclassifications	$2,357	$—	$2,357	$14,034	$(1,455)	$14,936
Amounts reclassified from accumulated other comprehensive income	109	19	128	2,503	—	2,631
Net current period other comprehensive income (loss) before tax	2,466	19	2,485	16,537	(1,455)	17,567

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Deferred taxes on current period activity	911	7	918	6,072	—	6,990
Net current period other comprehensive income (loss) after tax	$1,555	$12	$1,567	$10,465	$(1,455)	$10,577

Accumulated other comprehensive income, as of September 26, 2014
Gross	$2,379	$—	$2,379	$(60,764)	$(1,168)	$(59,553)
Deferred tax expense (benefit)	(522)	—	(522)	(9,720)	—	(10,242)
Net	$2,901	$—	$2,901	$(51,044)	$(1,168)	$(49,311)

Accumulated other comprehensive income, as of June 28, 2013
Gross	$553	$23	$576	$(123,789)	$697	$(122,516)
Deferred tax expense (benefit)	(1,209)	—	(1,209)	(32,091)	—	(33,300)
Net	$1,762	$23	$1,785	$(91,698)	$697	$(89,216)

Third quarter 2013 activity
Other comprehensive income (loss) before reclassifications	$(254)	$—	$(254)	$—	$478	$224
Amounts reclassified from accumulated other comprehensive income	(369)	(23)	(392)	1,895	—	1,503
Net current period other comprehensive income (loss) before tax	(623)	(23)	(646)	1,895	478	1,727
Deferred taxes on current period activity	(218)	—	(218)	663	—	445
Net current period other comprehensive income (loss) after tax	$(405)	$(23)	$(428)	$1,232	$478	$1,282

Accumulated other comprehensive income, as of September 27, 2013
Gross	$(70)	$—	$(70)	$(121,894)	$1,175	$(120,789)
Deferred tax expense (benefit)	(1,427)	—	(1,427)	(31,428)	—	(32,855)
Net	$1,357	$—	$1,357	$(90,466)	$1,175	$(87,934)

Accumulated other comprehensive income, as of December 31, 2012
Gross	$253	$97	$350	$(127,541)	$4,077	$(123,114)
Deferred tax expense (benefit)	(1,314)	34	(1,280)	(33,405)	—	(34,685)
Net	$1,567	$63	$1,630	$(94,136)	$4,077	$(88,429)

First nine months of 2013 activity
Other comprehensive income (loss) before reclassifications	$618	$—	$618	$—	$(2,902)	$(2,284)
Amounts reclassified from accumulated other comprehensive income	(941)	(97)	(1,038)	5,647	—	4,609

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Net current period other comprehensive income (loss) before tax	(323)	(97)	(420)	5,647	(2,902)	2,325
Deferred taxes on current period activity	(113)	(34)	(147)	1,977	—	1,830
Net current period other comprehensive income (loss) after tax	$(210)	$(63)	$(273)	$3,670	$(2,902)	$495

Accumulated other comprehensive income, as of September 27, 2013
Gross	$(70)	$—	$(70)	$(121,894)	$1,175	$(120,789)
Deferred tax expense (benefit)	(1,427)	—	(1,427)	(31,428)	—	(32,855)
Net	$1,357	$—	$1,357	$(90,466)	$1,175	$(87,934)

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
OUR BUSINESS
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous markets, including consumer electronics, industrial components, commercial aerospace, defense, science, energy, medical, automotive electronics, telecommunications infrastructure, and appliance.

EXECUTIVE OVERVIEW
During the three and nine months ended September 26, 2014, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net sales in the third quarter of 2014 were $291.6 million, a 5.9% increase from net sales in the third quarter of 2013. Shipments to several markets and applications improved in the third quarter of 2014 over the third quarter of 2013, including consumer electronics, medical, and telecommunications infrastructure.

•
Value-added sales increased 11.8% to $165.6 million in the third quarter of 2014 compared to the third quarter of 2013 and increased $18.2 million or 4.0% for the nine months ended September 26, 2014 compared to the corresponding period in 2013. Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in pass-through metal prices. Internally, we manage our business on this basis, and a reconciliation of sales to value-added sales is included herein.

•
Gross margin was $54.8 million in the third quarter of 2014 compared to $44.5 million in the third quarter of 2013. The increased gross margin represents an approximate 300 basis point margin expansion as a percentage of value-added sales associated with improved sales volume, better product mix, and facility consolidation savings.

•
Operating profit was $17.4 million in the third quarter of 2014 compared to $5.3 million in the third quarter of 2013. The increased operating profit was driven by the gross margin improvement and a $4.0 million settlement of a legal claim related to our beryllium pebbles facility.

•
As a result of the aforementioned factors, overall diluted earnings per share increased to $0.60 and $1.42 for the three and nine months ended September 26, 2014, respectively. This increase represents a 150.0% and 86.8% year-over-year improvement as compared to the corresponding periods in 2013.

•
Approximately 393,000 shares of common stock were repurchased in the third quarter of 2014 for $13.0 million in the aggregate, bringing the year-to-date total to approximately 480,000 shares for a total repurchase price of $15.6 million.

RESULTS OF OPERATIONS

	Third Quarter Ended				Nine Months Ended
	Sept. 26,	Sept. 27,	$	%	Sept. 26,	Sept. 27,	$	%
(Millions, except per share data)	2014	2013	Change	Change	2014	2013	Change	Change
Net Sales	$291.6	$275.4	$16.2	5.9%	$838.5	$880.7	$(42.2)	(4.8)%
Value-added sales	165.6	148.1	17.5	11.8%	470.1	451.9	18.2	4.0%
Gross margin	54.8	44.5	10.3	23.1%	150.1	138.8	11.3	8.1%
SG&A expense	34.8	31.8	3.0	9.4%	100.8	97.9	2.9	3.0%
R&D expense	3.2	3.2	—	—	9.5	9.9	(0.4)	(4.0)%
Other—net	(0.6)	4.2	(4.8)	—	(3.2)	9.6	(12.8)	—
Operating profit	17.4	5.3	12.1	228.3%	43.0	21.4	21.6	100.9%
Interest expense—net	0.8	0.7	0.1	14.3%	2.1	2.4	(0.3)	(12.5)%
Income before income taxes	16.6	4.6	12.0	260.9%	40.9	19.0	21.9	115.3%
Income tax expense (benefit)	4.2	(0.4)	4.6	—	11.2	3.1	8.1	261.3%
Net income	$12.4	$5.0	$7.4	148.0%	$29.7	$15.9	$13.8	86.8%
Diluted earnings per share	$0.60	$0.24	$0.36	150.0%	$1.42	$0.76	$0.66	86.8%

Third Quarter

Net sales of $291.6 million in the third quarter of 2014 were $16.2 million, or 5.9% above the $275.4 million recorded in the third quarter of 2013. The increase in net sales in the third quarter of 2014 was due to higher value-added sales, partially offset by lower pass-through precious metal and copper prices. Changes in precious metal and copper prices negatively impacted net sales in the third quarter of 2014 by 3.1% when compared to the third quarter of 2013.

Value-added sales of $165.6 million in the third quarter of 2014 increased $17.5 million or 11.8% compared to the third quarter of 2013. The year-over-year improvement in value-added sales was primarily driven by growth in the consumer electronics, medical, and telecommunication infrastructure end markets, which increased year-over-year 13.4%, 16.1%, and 39.3%, respectively. Value-added sales into the defense and automotive electronics end markets declined in the third quarter of 2014 compared to the third quarter of 2013 by 6.4% and 7.4%, respectively.

Gross margin in the third quarter of 2014 was $54.8 million, or 23.1% above the $44.5 million in gross margin recorded during the third quarter of 2013. Expressed as a percentage of value-added sales, gross margin improved 310 basis points from 30.0% in the third quarter of 2013 to 33.1% in the third quarter of 2014. The increased gross margin was a combination of improved leverage on value-added sales growth, improved product mix, and improved manufacturing efficiency related to the rationalization efforts taken in late 2013.

Selling, general and administrative (SG&A) expense was $34.8 million in the third quarter of 2014, an increase of $3.0 million over the third quarter of 2013. The increase is primarily attributable to increased incentive compensation that is based on certain performance metrics, partially offset by product line rationalization savings.

Research and development (R&D) expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes and applications. R&D expense was relatively flat at approximately 2% of value-added sales in both the third quarter of 2014 and 2013.

Other-net in the third quarter of 2014 compared to the third quarter of 2013 reflects a $4.0 million favorable settlement of a legal claim connected with the construction of our beryllium pebble facility in Elmore, Ohio. Refer to Note G to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $0.8 million in the third quarter of 2014, up 14.3% over the prior year third quarter of 2013. The increase in the expense was driven by the write-off of unamortized financing fees related to the gold-denominated loan that was settled in the quarter.

Income tax expense for the third quarter of 2014 was $4.2 million versus a benefit of $0.4 million in the third quarter of 2013. The effective tax rates for the third quarter of 2014 and 2013 were 25.3% and (8.2%), respectively. The effects of percentage depletion, production deduction, and foreign source income were major factors for the difference between the effective and statutory rates in the third quarter of 2014 and 2013. Additionally, income tax expense was lower in the third quarter of 2013 due to a $0.5 million credit for research and experimentation.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2013. As of September 26, 2014, the U.S. Congress had not taken action to extend the Research and Experimentation Tax Credit. Accordingly, the income tax provision in 2014 does not reflect the benefit of any research and development tax credits.

Nine Months

Net sales of $838.5 million in the first nine months of 2014 were $42.2 million, or 4.8% below the $880.7 million recorded in the first nine months of 2013. The comparison of net sales in the first nine months of 2014 versus the prior year period was negatively affected by lower precious metal prices by 4.8%.

Value-added sales of $470.1 million in the first nine months of 2014 increased $18.2 million or 4.0% compared to the first nine months of 2013, driven by growth in the consumer electronics and medical end markets.

Gross margin in the first nine months of 2014 was $150.1 million, or 8.1% above the $138.8 million in gross margin recorded during the first nine months of 2013. Expressed as a percentage of value-added sales, gross margin improved 120 basis points from 30.7% in the first nine months of 2013 to 31.9% in the first nine months of 2014. The increased margin was a combination of improved leverage on value-added sales growth, improved product mix, and improved manufacturing efficiency related to the rationalization efforts taken in late 2013.

SG&A expense was $100.8 million in the first nine months of 2014, an increase of $2.9 million over the first nine months of 2013. The increase is primarily attributable to increased incentive compensation that is based on certain performance metrics, partially offset by product line rationalization savings. SG&A expense expressed as a percentage of value-added sales decreased from 21.7% in 2013 to 21.4% in 2014.

R&D expense was relatively flat at approximately 2% of value-added sales in the first nine months of 2014 and 2013, respectively.

Other-net in the first nine months of 2014 reflects $12.8 million lower expense as compared to the same period in 2013 due to the $4.0 million favorable legal settlement in the third quarter of 2014, a $6.8 million favorable insurance settlement related to a precious metal theft claim in the second quarter of 2014, and a $2.6 million gain on the sale of used equipment in the first quarter of 2014. Refer to Note G to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net for the first nine months of 2014 was $0.3 million lower than the corresponding period in 2013 due to lower average debt levels.

Income tax expense for the first nine months of 2014 and 2013 was $11.2 million and $3.1 million, respectively. The effective tax rates for the first nine months of 2014 and 2013 were 27.3% and 16.4%, respectively. The effects of percentage depletion, production deduction, foreign source income and credits, and federal credits were major factors for the difference between the effective and statutory rates in the first nine months of 2014 and 2013. Additionally, income tax expense was lower in the first nine months of 2013 due to a $1.5 million credit for research and experimentation.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2014 and 2013 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(Millions)	2014	2013	2014	2013
Sales
Advanced Material Technologies	$177.5	$176.3	$519.8	$566.2
Performance Alloys	80.9	69.6	224.3	218.4
Beryllium and Composites	17.9	13.7	50.0	42.2
Technical Materials	15.3	15.9	44.3	54.0
Total	$291.6	$275.4	$838.5	$880.7

Less: Pass-through Metal Cost
Advanced Material Technologies	$106.3	$108.6	$313.2	$364.5
Performance Alloys	14.2	12.2	39.5	43.1
Beryllium and Composites	—	—	—	—
Technical Materials	5.5	6.6	15.8	21.3
Total	$126.0	$127.3	$368.4	$428.8

Value-added Sales
Advanced Material Technologies	$71.2	$67.7	$206.6	$201.6
Performance Alloys	66.7	57.4	184.8	175.4
Beryllium and Composites	17.9	13.7	50.0	42.2
Technical Materials	9.8	9.3	28.6	32.7
Total	$165.6	$148.1	$470.1	$451.9

The cost of gold, silver, platinum, palladium and copper can be quite volatile. Our pricing policy is to directly pass the cost of these metals on to the customer in order to mitigate the impact of metal price volatility on our results from operations. Trends and comparisons of net sales are affected by movements in the market prices of these metals, but changes in net sales due to metal price movements may not directly impact our profitability.

Internally, management reviews net sales on a value-added basis. Value-added sales are a non-GAAP measure that deducts the value of the pass-through metal costs from net sales. Value-added sales allow management to assess the impact of differences in net sales between periods, segments, or markets and analyze the resulting margins and profitability without the distortion of movements in pass-through metal costs. The dollar amount of gross margin and operating profit is not affected by the value-added sales calculation. We sell other metals and materials that are not considered direct pass-throughs, and these costs are not deducted from net sales when calculating value-added sales.

Our net sales are also affected by changes in the use of customer-supplied metal. When we manufacture a precious metal product, the customer may purchase metal from us or may elect to provide its own metal, in which case we process the metal on a toll basis and the metal value does not flow through net sales or cost of sales. In either case, we generally earn our margin based upon our fabrication efforts. The relationship of this margin to net sales can change depending upon whether or not the product was made from our metal or the customer’s metal. The use of value-added sales removes the potential distortion in the comparison of net sales caused by changes in the level of customer-supplied metal.

By presenting information on net sales and value-added sales, it is our intention to allow users of our financial statements to review our net sales with and without the impact of the pass-through metal costs.

Segment Results

We operate in four business segments: Advanced Material Technologies, Performance Alloys, Beryllium and Composites, and Technical Materials. The operating results of our business segments are presented in this section. Further information on our business segments is contained in Note E to the Consolidated Financial Statements.

Advanced Material Technologies

	Third Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 27	Sept. 26	Sept. 27
(Millions)	2014	2013	2014	2013
Sales	$177.5	$176.3	$519.8	$566.2
Value-added sales	71.2	67.7	206.6	201.6
Operating profit	7.7	4.1	26.8	5.2

Third Quarter

Net sales from the Advanced Material Technologies segment of $177.5 million in the third quarter of 2014 were 0.7% higher than net sales of $176.3 million in the third quarter of 2013. Value-added sales of $71.2 million in the third quarter of 2014 were 5.2% higher than value-added sales of $67.7 million in the third quarter of 2013, which more than offset lower pass-through metal prices. The increase in value-added sales was driven by higher value-added sales to the consumer electronics and medical markets. Consumer electronics market growth was positively impacted by the introduction of new mobile and hand-held devices over the previous year. Increased value-added sales to the medical market in the third quarter of 2014 were due primarily to market share gains and new product introductions.

The Advanced Material Technologies segment generated operating profit of $7.7 million in the third quarter of 2014 compared to $4.1 million in the third quarter of 2013. Expressed as a percentage of value-added sales, operating profit margins grew from 6.1% in the third quarter of 2013 to 10.8% in the third quarter of 2014. The 470 basis point increase in operating profit margins was due primarily to a combination of higher value-added sales volumes and improvements in manufacturing efficiencies resulting from facility consolidation and manufacturing rationalization efforts completed in late 2013.

Nine Months

Net sales from the Advanced Material Technologies segment of $519.8 million in the first nine months of 2014 were 8.2% lower than net sales of $566.2 million in the first nine months of 2013. Lower pass-through metal prices accounted for the majority of the decline in net sales. Value-added sales of $206.6 million in the first nine months of 2014 were 2.5% higher than value-added sales of $201.6 million in the first nine months of 2013. The increase in value-added sales was driven by higher value-added sales to the consumer electronics and medical markets. Consumer electronics market growth over the prior year period was positively impacted by higher shipments for semiconductor, gaming systems, and other applications, as well as the introduction of new mobile and hand-held devices. Increased value-added sales to the medical market in the first nine months of 2014 were due primarily to market share gains and new product introductions.

The Advance Material Technologies segment generated operating profit of $26.8 million in the first nine months of 2014 compared to $5.2 million in the first nine months of 2013. The increase in operating profit was due to a combination of higher value-added sales volumes, and improved manufacturing efficiencies primarily related to the facility consolidation and rationalization efforts completed in late 2013. Results for the first nine months of 2014 were also positively impacted by a $6.8 million favorable insurance settlement recorded in the second quarter and a $2.6 million gain recorded in the first quarter related to the sale of equipment as part of the plant consolidation program.

Performance Alloys

	Third Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 27	Sept. 26	Sept. 27
(Millions)	2014	2013	2014	2013
Sales	$80.9	$69.6	$224.3	$218.4
Value-added sales	66.7	57.4	184.8	175.4
Operating profit	6.5	4.5	15.3	18.7

Third Quarter

Net sales from the Performance Alloys segment of $80.9 million in the third quarter of 2014 were 16.2% higher than net sales of $69.6 million in the third quarter of 2013. Value-added sales of $66.7 million in the third quarter of 2014 were 16.2% higher than value-added sales of $57.4 million in the third quarter of 2013. The increase in net sales and value-added sales was driven by a 14.8% volume increase of strip and bulk products to primarily the industrial components and commercial aerospace market for undersea telecommunication housings. We continue to experience higher demand for our ToughMet® products, our non-beryllium-containing alloy manufactured in strip and bulk forms. Shipments of ToughMet® products increased 35% versus the same period in the prior year.

The Performance Alloys segment generated operating profit of $6.5 million in the third quarter of 2014 compared to $4.5 million in the third quarter of 2013. Expressed as a percentage of value-added sales, operating profit margins grew from 7.8% to 9.7% primarily due to higher sales volumes.

Nine Months

Net sales from the Performance Alloys segment of $224.3 million in the first nine months of 2014 were 2.7% higher than net sales of $218.4 million in the first nine months of 2013. Value-added sales of $184.8 million in the first nine months of 2014 were 5.4% higher than value-added sales of $175.4 million in the first nine months of 2013. The increase in net sales and value-added sales was driven by improved product mix, as total volumes were up only 0.4% year over year. Shipments of ToughMet® products increased 27% versus the same period in the prior year.

The Performance Alloys segment generated operating profit of $15.3 million in the first nine months of 2014 as compared to $18.7 million in the first nine months of 2013. The decrease in operating profit was primarily due to lower profit levels in the first quarter of 2014 when manufacturing operations were interrupted by severe weather. Operating profit in the first quarter of 2014 decreased $3.7 million from the first quarter of 2013.

Beryllium and Composites

(Millions)	Third Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 27	Sept. 26	Sept. 27
	2014	2013	2014	2013
Net sales	$17.9	$13.7	$50.0	$42.2
Value-added sales	17.9	13.7	50.0	42.2
Operating profit (loss)	1.0	(3.3)	0.3	(3.8)

The Beryllium and Composites segment does not directly pass through changes in the costs of materials sold based on our definition; therefore, net sales and value-added sales are the same.

Third Quarter

Net sales from the Beryllium and Composites segment of $17.9 million in the third quarter of 2014 were 30.7% higher than net sales of $13.7 million in the third quarter of 2013. The increase in net sales was driven by higher sales to the science and medical markets. Net sales to the medical market, primarily for x-ray window applications and medical research, increased 58% versus the same period in the prior year.

The Beryllium and Composites segment generated an operating profit of $1.0 million in the third quarter of 2014 as compared to a $3.3 million operating loss in the third quarter of 2013. The increase in operating profit was primarily due to higher net sales, improved product mix, and productivity improvements at our beryllium pebble facility.

Nine Months

Net sales from the Beryllium and Composites segment of $50.0 million in the first nine months of 2014 were 18.5% higher than net sales of $42.2 million in the first nine months of 2013. The increase in net sales was driven primarily by higher sales to the science and medical markets. Net sales to the science and medical markets, primarily for x-ray window applications and medical research, increased $3.8 million and $3.0 million, respectively, versus the same period in the prior year.

The Beryllium and Composites segment generated an operating profit of $0.3 million in the first nine months of 2014 as compared to an operating loss of $3.8 million in the first nine months of 2013. The increase in operating profit was due primarily to higher net sales and productivity improvements at our beryllium pebble facility. Year-to-date productivity of our beryllium pebble facility improved 19% versus the comparable period in the prior year, and we are on schedule to achieve targeted production levels in 2015.

Technical Materials

	Third Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 27	Sept. 26	Sept. 27
(Millions)	2014	2013	2014	2013
Sales	$15.3	$15.9	$44.3	$54.0
Value-added sales	9.8	9.3	28.6	32.7
Operating profit	1.4	1.4	2.6	5.2

Third Quarter

Net sales from the Technical Materials segment of $15.3 million in the third quarter of 2014 were 3.8% lower than net sales of $15.9 million in the third quarter of 2013. Net sales decreased due to lower demand in the automotive electronics market. Value-added sales of $9.8 million in the third quarter of 2014 were 5.4% higher than value-added sales of $9.3 million in the third quarter of 2013. The increase in value-added sales was primarily due to higher sales to the energy market due to fuel cell and other new product development programs.

The Technical Materials segment generated operating profit of $1.4 million in both the third quarter of 2014 and the third quarter of 2013.

Nine Months
Net sales from the Technical Materials segment of $44.3 million in the first nine months of 2014 were 18.0% lower than net sales of $54.0 million in the first nine months of 2013. Value-added sales of $28.6 million in the first nine months of 2014 were 12.5% lower than value-added sales of $32.7 million in the first nine months of 2013. The decrease in net sales and value-added sales was due to lower sales to the automotive electronics and consumer electronics markets. The automotive electronics decrease was primarily generated when numerous customers were destocking inventories. Changes in technologies and lower sales in the disk drive market contributed to sales declines in the consumer electronics market.

The Technical Materials segment generated operating profit of $2.6 million in the first nine months of 2014 as compared to $5.2 million in the first nine months of 2013. The decrease in operating profit was primarily due to lower sales volumes in the first half of 2014.
LEGAL

Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration (OSHA) and by other governmental and private standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. Some organizations, such as the California Occupational Health and Safety Administration and the American Conference of Governmental Industrial Hygienists, have adopted standards that are more stringent than the current standards of OSHA. The development, proposal, or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.

There was one chronic beryllium disease (CBD) case outstanding against us as of the end of the third quarter of 2014. This case was filed in 2013. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements. One case was settled and dismissed during the third quarter of 2014. No other CBD cases were filed or dismissed during the first three quarters of 2014.
LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the payment of quarterly dividends, share repurchases, environmental remediation projects, and strategic acquisitions.

As of September 26, 2014, we had $19.6 million of cash and cash equivalents, and approximately 80% of our cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. However, we do not anticipate a liquidity need which would require repatriation of these funds to the United States.

The majority of capital spending in the first nine months of 2014 was on small, discrete projects. Major projects included an upgrade to the strip rolling equipment at the Reading, Pennsylvania facility and a new chamber for optical filter processing at the Westford, Massachusetts facility. Capital spending also included a number of infrastructure and support projects, including R&D equipment, power supplies, security systems, and information technology projects. Additional capital spending on the beryllium facility at the Elmore plant site, which was initially constructed as part of a multi-year $104.9 million Title III contract with the U.S. Department of Defense, was minor during the first nine months of 2014.

The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in the debt covenants, was $205.7 million as of September 26, 2014. Our revolving line of credit matures in 2018. Mandatory long-term debt payments to be made in 2014 total $0.6 million.

The available and unused capacity under the off-balance sheet consignment lines totaled $199.1 million as of the end of the third quarter of 2014.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share purchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum required purchase quantity for a given year, and the purchases may be discontinued at any time. We purchased approximately 480,000 shares at a cost of $15.6 million in the first nine months of 2014.

We paid dividends to our shareholders totaling $5.2 million in the first nine months of 2014. Our Board of Directors increased the quarterly dividend from $0.08 per share to $0.085 per share in the second quarter of 2014. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.

CASH FLOWS

Summary of Cash flows for the nine months ended September 26, 2014 and September 27, 2013

	Nine Months Ended
	Sept. 26,	Sept. 27,	$
(Millions)	2014	2013	Change
Net cash provided from operating activities	$21.0	$38.5	$(17.5)
Net cash used in investing activities	(17.4)	(24.2)	6.8
Net cash used in financing activities	(6.6)	(9.9)	3.3
Effect of exchange rate changes	(0.2)	(0.3)	0.1
Net change in cash and cash equivalents	$(3.2)	$4.1	$(7.3)

Net cash provided from operating activities totaled $21.0 million in the first nine months of 2014 versus $38.5 million in the comparable prior-year period. The primary drivers for the decrease versus the comparable prior period were increased inventory and accounts receivable to meet future growth requirements. This decrease was offset by an increase in net income of $13.8 million for the first nine months of 2014 compared with the corresponding period in 2013.

Net cash used in investing activities was $17.4 million in the first nine months of 2014 compared to $24.2 million in the prior year corresponding period. The level of capital invested in supporting growth and maintenance initiatives was comparable in both periods. The decrease of $6.8 million in the amount invested in 2014 was due to proceeds from the sale of used equipment in the first quarter of 2014 and a $3.7 million reduction in spending on mine development in the nine months ended September 26, 2014.

Net cash used in financing activities totaled $6.6 million in the first nine months of 2014 versus $9.9 million in the prior year corresponding period. The primary driver of the decrease in 2014 has been the repurchase of $15.6 million of our outstanding common stock and cash dividends paid of $5.2 million, offset by net borrowings under our revolving credit facility.
DEBT

We ended the third quarter of 2014 with $50.4 million in debt, a decrease of $14.4 million from the year-end 2013 balance of $64.8 million. During the third quarter of 2014, we repaid the precious metal-denominated loan totaling $28.7 million as of December 31, 2013 and $31.3 million at the end of the second quarter of 2014. This debt reduction was completed by transferring 23,781 ounces of gold held in inventory to the lender as repayment for the outstanding debt. There is a corresponding decrease in inventory of $31.3 million related to this transaction. Offsetting the debt reduction resulting from the repayment of our precious metal loan was a $16.2 million increase in borrowings in the third quarter of 2014 versus the 2013 year-end debt balance. A combination of increased borrowings and available cash was used to fund capital expenditures, the buyback of common shares, the dividends paid to common shareholders, and the net growth in working capital during the first nine months of the year.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We maintain the majority of our precious metals and a portion of our copper that we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The balance outstanding under these off-balance sheet consignment arrangements totaled $250.9 million as of the end of the third quarter of 2014 compared to $255.8 million as of year-end 2013. The decrease in the outstanding balance was primarily due to a decrease in the quantity of silver and gold on hand at the end of the third quarter of 2014 versus year-end 2013.

We were in compliance with the covenants contained in our debt and consignment agreements as of September 26, 2014.

While borrowing under existing lines of credit increased in the first nine months of 2014, we did not enter into any new arrangements during the period. For additional information on our contractual obligations, please see page 40 of our Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 43 to 46 of our Form 10-K for the year ended December 31, 2013. There have been no material changes in our critical accounting policies subsequent to the issuance of our Form 10-K.
OUTLOOK

Market conditions remained mixed in the third quarter of 2014 and into the early portion of the fourth quarter of 2014. While our net sales to the consumer electronics, medical, and telecommunication infrastructure markets drove a strong performance in the third quarter of 2014, net sales into these markets can be seasonal and uneven. Our order book continues to be favorable, and we have several large orders scheduled for delivery late in the fourth quarter of 2014 from our Beryllium and Composites business segment. In addition, market conditions remain uncertain, and a significant portion of our business has very short lead times.

We remain cautiously optimistic about the fourth quarter of 2014 and heading into 2015. The restructuring initiatives executed in late 2013 are delivering a reduced cost structure, and our new product pipeline is delivering growth and gross margin improvement. We forecast 2014 fourth quarter earnings to grow double digits over the same period in the prior year, driven by value-added sales growth and margin expansion.

FORWARD-LOOKING STATEMENTS

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements, in particular, the outlook provided above. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

•	Actual sales, operating rates, and margins for 2014;

•	Our ability to strengthen our internal control over financial reporting and disclosure controls and procedures;

•	The global economy;

•	The impact of the U.S. Federal Government shutdowns and sequestrations;

•
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components, commercial aerospace, defense, science, automotive electronics, medical, energy, and telecommunications infrastructure;

•	Changes in product mix and the financial condition of our customers;

•	Our success in developing and introducing new products and new product ramp-up rates;

•	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

•	Our success in integrating acquired businesses;

•	The impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions;

•	Our success in achieving the expected benefits from our facility consolidations;

•	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects, including the new primary beryllium facility in Elmore, Ohio;

•	The availability of adequate lines of credit and the associated interest rates;

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

•	The uncertainties related to the impact of war, terrorist activities, and acts of God;

•	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, please refer to pages 48 and 49 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2014 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of September 26, 2014 due to the material weakness described below.
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31 2013, management concluded that there was a material weakness in internal control over financial reporting in the physical inventory count reconciliation process. Actions have been taken to remediate this material weakness. As new controls are still being developed and others have not been in place long enough to provide sufficient assurances to support the conclusion that the identified material weakness has been fully remediated, management concluded that, as of September 26, 2014, there was a material weakness in internal control over financial reporting in the physical inventory count reconciliation process.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims

As of September 26, 2014, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case, as described more fully below.

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

The Company was one of two defendants in a case originally filed on September 25, 2012 in the Court of Common Pleas of Philadelphia County, Pennsylvania, titled Schwartz v. Accuratus Corporation et al., and subsequently removed to the United States District Court for the Eastern District of Pennsylvania (No. 12-6189). Plaintiff alleged that she contracted chronic beryllium disease from “take home” exposures resulting from her husband’s employment at facilities at the Company and of codefendant Accuratus Corporation, and asserted claims for negligence and strict liability. She sought compensatory and exemplary damages in unspecified amounts. Her husband claimed a loss of consortium. The Company entered into a settlement agreement with plaintiffs, and the court dismissed all claims against the Company with prejudice on September 22, 2014. (The case continues on appeal against Accuratus.)

The Company has some insurance coverage, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 26, 2014, we repurchased 393,184 shares under our stock buyback program at an average price of $32.95.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
June 28 through August 1, 2014	48,668	$34.62	135,038	$45,642,433
August 2 through August 29, 2014	287,547	32.89	422,585	36,178,974
August 30 through September 26, 2014	56,969	31.81	479,554	34,364,564
Total	393,184	$32.95	479,554	$34,364,564

(1)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. As of September 26, 2014, $34,364,564 may yet be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information

On October 1, 2013, the Company entered into Amendment No. 8 to its $55 million Consignment Agreement, dated as of October 2, 2009, among the Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce, and CIBC World Markets, Inc., which amendment extended the maturity date under the Consignment Agreement to October 1, 2014.  On July 23, 2014, the Company entered into Amendment No. 9 to the Consignment Agreement to extend the maturity date to December 31, 2014. On September 30, 2014, the Company entered into Amendment No. 10 to the Consignment Agreement to extend the maturity date to September 30, 2016.

Item 6.	Exhibits

10.1	Amendment No. 8 to the Consignment Agreement dated October 1, 2013 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc.
10.2	Amendment No. 9 to the Consignment Agreement dated July 23, 2014 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc.
10.3
Amendment No. 10 to the Consignment Agreement dated September 30, 2014 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2014), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending September 26, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 30, 2014
/s/ John D. Grampa
John D. Grampa
Senior Vice President Finance and
Chief Financial Officer

Exhibit Index

10.1	Amendment No. 8 to the Consignment Agreement dated October 1, 2013 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., incorporated herein by reference.
10.2	Amendment No. 9 to the Consignment Agreement dated July 23, 2014 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., incorporated herein by reference.
10.3
Amendment No. 10 to the Consignment Agreement dated September 30, 2014 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc., (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2014), incorporated herein by reference.

11	Statement regarding computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending September 26, 2014.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.