Form 10-Q
period 2015-04-30
MATERION Corp
filed 2015-05-01
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015

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
As of April 23, 2015, there were 20,151,163 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended April 3, 2015 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Thousands, except per share amounts)	2015	2014
Net sales	$290,024	$258,929
Cost of sales	237,669	213,467
Gross margin	52,355	45,462
Selling, general, and administrative expense	36,941	31,259
Research and development expense	3,348	2,787
Other—net	(2,158)	363
Operating profit	14,224	11,053
Interest expense—net	657	695
Income before income taxes	13,567	10,358
Income tax expense (benefit)	3,938	3,027
Net income	$9,629	$7,331
Basic earnings per share:
Net income per share of common stock	$0.48	$0.36
Diluted earnings per share:
Net income per share of common stock	$0.47	$0.35
Cash dividends per share	$0.085	$0.080
Weighted-average number of shares of common stock outstanding:
Basic	20,144	20,604
Diluted	20,447	20,962

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Thousands)	2015	2014
Net income	$9,629	$7,331
Other comprehensive income:
Foreign currency translation adjustment	(1,570)	589
Derivative and hedging activity, net of tax	503	7
Pension and post-employment benefit adjustment, net of tax	902	9,383
Net change in accumulated other comprehensive income	(165)	9,979
Comprehensive income	$9,464	$17,310

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Apr. 3,	Dec. 31,
(Thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents	$21,938	$13,150
Accounts receivable	117,126	112,780
Inventories	237,028	232,409
Prepaid expenses	17,161	14,953
Deferred income taxes	13,347	13,402
Total current assets	406,600	386,694
Long-term deferred income taxes	17,494	17,722
Property, plant, and equipment	813,806	800,671
Less allowances for depreciation, depletion, and amortization	(565,456)	(553,083)
Property, plant, and equipment—net	248,350	247,588
Intangible assets	17,109	18,559
Other assets	4,868	4,781
Goodwill	86,725	86,725
Total Assets	$781,146	$762,069
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$667	$653
Accounts payable	38,054	36,239
Other liabilities and accrued items	41,171	59,151
Income taxes	4,222	3,144
Unearned revenue	10,389	4,879
Total current liabilities	94,503	104,066
Other long-term liabilities	17,853	18,203
Retirement and post-employment benefits	99,701	103,891
Unearned income	49,469	51,796
Long-term income taxes	1,750	1,750
Deferred income taxes	2,166	617
Long-term debt	50,787	23,613
Shareholders’ equity
Serial preferred stock	—	—
Common stock	201,838	202,104
Retained earnings	484,198	476,277
Common stock in treasury	(141,717)	(140,938)
Other comprehensive income (loss)	(82,402)	(82,237)
Other equity transactions	3,000	2,927
Total shareholders' equity	464,917	458,133
Total Liabilities and Shareholders’ Equity	$781,146	$762,069

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Apr. 3,	Mar. 28,
(Thousands)	2015	2014
Cash flows from operating activities:
Net income	$9,629	$7,331
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	11,909	12,131
Amortization of deferred financing costs in interest expense	148	178
Stock-based compensation expense (non-cash)	1,290	1,412
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(5,467)	(8,214)
Decrease (increase) in inventory	(5,925)	(13,363)
Decrease (increase) in prepaid and other current assets	(2,480)	153
Decrease (increase) in deferred income taxes	340	17
Increase (decrease) in accounts payable and accrued expenses	(18,494)	(16,474)
Increase (decrease) in unearned revenue	5,510	1,462
Increase (decrease) in interest and taxes payable	1,314	2,648
Increase (decrease) in long-term liabilities	(1,520)	(7,671)
Other-net	(321)	(2,821)
Net cash (used in) operating activities	(4,067)	(23,211)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(7,196)	(6,120)
Payments for mine development	(3,748)	(80)
Proceeds from sale of property, plant, and equipment	—	3,009
Net cash (used in) investing activities	(10,944)	(3,191)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	13	4,119
Proceeds from issuance of long-term debt	41,103	30,086
Repayment of long-term debt	(13,929)	(8,246)
Principal payments under capital lease obligations	(230)	(163)
Cash dividends paid	(1,708)	(1,648)
Repurchase of common stock	(768)	(1,466)
Issuance of common stock under stock option plans	—	65
Tax benefit from stock compensation realization	—	13
Net cash provided from financing activities	24,481	22,760
Effects of exchange rate changes	(682)	181
Net change in cash and cash equivalents	8,788	(3,461)
Cash and cash equivalents at beginning of period	13,150	22,774
Cash and cash equivalents at end of period	$21,938	$19,313

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (Company) contain all adjustments necessary to present fairly the financial position as of April 3, 2015 and December 31, 2014, and the results of operations for the first quarter ended April 3, 2015 and March 28, 2014. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2015 consolidated financial statement presentation.
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB's due process requirement, which includes a period for public comments. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Apr. 3,	Dec. 31,
(Thousands)	2015	2014
Principally average cost:
Raw materials and supplies	$39,398	$39,559
Work in process	158,360	155,377
Finished goods	39,270	37,473
Net inventories	$237,028	$232,409
The Company recognized a $1.1 million last-in, first-out (LIFO) liquidation benefit in the first quarter of 2015 due to a forecasted reduction in year-end copper inventory.
Note C — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the first quarter of 2015 and 2014 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Apr. 3,	Mar. 28,	Apr. 3,	Mar. 28,
(Thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$2,230	$1,936	$29	$34
Interest cost	2,500	2,444	138	169
Expected return on plan assets	(3,354)	(3,013)	—	—
Amortization of prior service cost (benefit)	(112)	(109)	(374)	(374)
Amortization of net loss	1,820	1,275	—	—
Net periodic benefit cost (benefit)	$3,084	$2,533	$(207)	$(171)

The Company made contributions to the domestic defined benefit pension plans of $4.0 million in the first quarter of 2015.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In 2014, the Company amended the domestic retiree medical plan, including changing the benefit formula for participants covered by the plan. The revised benefit formula is designed to lower costs for the Company and the majority of plan participants. As a result of this change, the plan liability on the Company's Consolidated Balance Sheet was reduced by $14.0 million in the first quarter of 2014, with the offset increasing other comprehensive income, a component of shareholders' equity. The liability reduction will be recognized in earnings over the average remaining service life of participants.
Note D — Contingencies
Materion Brush Inc., one of the Company's wholly owned subsidiaries, is a defendant from time to time in proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs where the alleged exposure occurred prior to December 31, 2007 may be covered by insurance subject to an annual deductible of $1.0 million. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. There was one CBD case outstanding as of the end of the first quarter of 2015, and the Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.0 million at April 3, 2015 and $4.9 million at December 31, 2014. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.
During the first quarter of 2015, the Company reached a $3.8 million settlement agreement on an insurance claim regarding construction of the Company's beryllium pebble facility located in Elmore, Ohio. The Company recognized this benefit in Other-net in the Consolidated Statement of Income. The cash was received by the Company subsequent to April 3, 2015.
Note E — Segment Reporting

			Other
(Thousands)	Performance Alloys and Composites	Advanced Materials	Other (1)	Corporate (2)	Subtotal	Total
First Quarter 2015
Net sales	$103,259	$149,917	$36,617	$231	$36,848	$290,024
Intersegment sales (3)	177	17,385	—	—	—	17,562
Value-added sales	85,590	51,727	24,564	750	25,314	162,631
Operating profit (loss)	6,803	8,903	1,675	(3,157)	(1,482)	14,224
Assets	438,816	145,606	125,039	71,685	196,724	781,146
First Quarter 2014
Net sales	$97,156	$129,339	$33,899	$(1,465)	$32,434	$258,929
Intersegment sales (3)	232	11,087	—	—	—	11,319
Value-added sales	80,024	41,670	23,919	(752)	23,167	144,861
Operating profit (loss)	6,209	5,145	4,123	(4,424)	(301)	11,053
Assets	428,339	171,277	146,301	45,424	191,725	791,341

(1)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Stock-based Compensation Expense
Stock-based compensation expense was $3.1 million in the first quarter of 2015 and $2.1 million in the first quarter of 2014, which includes awards settled in shares and in cash.
The Company granted approximately 160,000 stock appreciation rights (SARs) to certain employees in the first quarter of 2015 at a strike price of $36.81 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $13.27 per share and will be amortized over the vesting period of three years. The SARs expire in seven years from the date of the grant. Exercises of SARs totaled approximately 41,000 in the first quarter of 2015 and 27,000 in the first quarter of 2014.
The Company granted approximately 40,000 stock-settled restricted stock units (RSUs) in the first quarter of 2015. These shares will be amortized over a vesting period of three years using the closing price of Materion's common stock on the date of grant of $36.81. Additionally, approximately 21,000 cash-settled RSUs were granted to employees in the first quarter of 2015. Because these shares are settled in cash, the liability and related expense are adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted approximately 77,000 stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2015 at a weighted-average fair value of $33.31 per share. The fair value will be expensed over the vesting period of three years. In addition, approximately 39,000 cash-settled PRSUs were awarded to employees in the first quarter of 2015. The liability for cash-settled PRSUs is remeasured at fair value each reporting period, and the expense is recorded accordingly. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
Note G — Other-net
Other-net (income) expense for the first quarter of 2015 and 2014 is summarized as follows:

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Thousands)	2015	2014
Foreign currency exchange/translation (gain) loss	$(1,584)	$52
Amortization of intangible assets	1,256	1,322
Metal consignment fees	2,035	1,866
Net (gain) loss on disposal of fixed assets	74	(2,637)
Recovery from insurance	(3,800)	—
Other items	(139)	(240)
Total	$(2,158)	$363
Note H — Income Taxes
The Company recorded income tax expense of $3.9 million in the first quarter of 2015, an effective tax rate of 29.1% against income before income taxes, and an income tax expense of $3.0 million in the first quarter of 2014, an effective tax rate of 29.3% against income before income taxes.
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
In the three months ended April 3, 2015, the depreciation expense on the equipment subject to reimbursement was $2.3 million. Unearned income was reduced by $2.3 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.

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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of April 3, 2015:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Directors’ deferred compensation investments	$401	$401	$—	$—
Foreign currency forward contracts	4,275	—	4,275	—
Total	$4,676	$401	$4,275	$—
Financial Liabilities
Directors’ deferred compensation liability	$401	$401	$—	$—
Foreign currency forward contracts	20	—	20	—
Total	$421	$401	$20	$—
The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheet approximate fair values as of April 3, 2015.
Note K — Derivative Instruments and Hedging Activity
The Company uses derivative contracts to hedge portions of its foreign currency exposures and may also use derivatives to hedge a portion of its precious metal exposures. The objectives and strategies for using derivatives in these areas are as follows:
Foreign Currency.    The Company sells a portion of its products to overseas customers in their local currencies, primarily the euro and yen. The Company secures foreign currency derivatives, mainly forward contracts and options, to hedge these anticipated sales transactions. The purpose of the hedge program is to protect against the reduction in the dollar value of foreign currency sales from adverse exchange rate movements. Should the dollar strengthen significantly, the decrease in the translated value of the foreign currency sales should be partially offset by gains on the hedge contracts. Depending upon the methods used, hedge contracts may limit the benefits from a weakening U.S. dollar.
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
The outstanding foreign currency forward contracts had a notional value of $34.4 million as of April 3, 2015. All of these contracts were designated and effective as cash flow hedges. The net fair value of the outstanding contracts was $4.3 million, with an asset recorded in prepaid expenses and other assets on the Consolidated Balance Sheet as of April 3, 2015.
No ineffective expense was recorded in the first quarter of 2015 or 2014.
Changes in the fair value of outstanding cash flow hedges recorded in OCI totaled $2.6 million at April 3, 2015 and ($0.1) million at March 28, 2014. The Company expects to relieve substantially the entire balance in OCI as of April 3, 2015 to income on the Consolidated Statements of Income during the twelve-month period beginning April 4, 2015. Refer to Note L for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the first quarter of 2015 and 2014 are as follows:

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of December 31, 2014
Gross	$3,456	$—	$3,456	$(109,080)	$(4,153)	$(109,777)
Deferred tax expense (benefit)	(122)	—	(122)	(27,418)	—	(27,540)
Net	$3,578	$—	$3,578	$(81,662)	$(4,153)	$(82,237)
First quarter 2015 activity
Other comprehensive income (loss) before reclassifications	$2,636	$—	$2,636	$14	$(1,570)	$1,080
Amounts reclassified from accumulated other comprehensive income	(1,837)	—	(1,837)	1,395	—	(442)
Net current period other comprehensive income (loss) before tax	799	—	799	1,409	(1,570)	638
Deferred taxes on current period activity	296	—	296	507	—	803
Net current period other comprehensive income (loss) after tax	$503	$—	$503	$902	$(1,570)	$(165)
Accumulated other comprehensive income, as of April 3, 2015
Gross	$4,255	$—	$4,255	$(107,671)	$(5,723)	$(109,139)
Deferred tax expense (benefit)	174	—	174	(26,911)	—	(26,737)
Net	$4,081	$—	$4,081	$(80,760)	$(5,723)	$(82,402)

Accumulated other comprehensive income, as of December 31, 2013
Gross	$(87)	$(19)	$(106)	$(77,301)	$287	$(77,120)
Deferred tax expense (benefit)	(1,433)	(7)	(1,440)	(15,792)	—	(17,232)
Net	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)
First quarter 2014 activity
Other comprehensive income (loss) before reclassifications	$(92)	$—	$(92)	$14,034	$589	$14,531
Amounts reclassified from accumulated other comprehensive income	83	19	102	1,209	—	1,311
Net current period other comprehensive income (loss) before tax	(9)	19	10	15,243	589	15,842
Deferred taxes on current period activity	(4)	7	3	5,860	—	5,863
Net current period other comprehensive income (loss) after tax	$(5)	$12	$7	$9,383	$589	$9,979
Accumulated other comprehensive income, as of March 28, 2014
Gross	$(96)	$—	$(96)	$(62,058)	$876	$(61,278)
Deferred tax expense (benefit)	(1,437)	—	(1,437)	(9,932)	—	(11,369)
Net	$1,341	$—	$1,341	$(52,126)	$876	$(49,909)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income. Gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income in order to offset the impact of precious metal price movements in Cost of sales. The Company has no precious metal hedges as of April 3, 2015. Refer to Note K for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note C for additional details on pension and post-employment expenses.

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

EXECUTIVE OVERVIEW
For the first quarter of 2015, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•
Net sales in the first quarter of 2015 were $290.0 million, a 12% increase from net sales in the first quarter of 2014. Shipments to several end markets and applications improved in the first quarter of 2015 over the first quarter of 2014, including consumer electronics, industrial components, and medical.

•
Value-added sales increased 12% to $162.6 million in the first quarter of 2015 compared to $144.9 million in the first quarter of 2014. Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in pass-through metal prices. Internally, we manage our business on this basis, and a reconciliation of sales to value-added sales is included herein.

•
Gross margin was $52.3 million in the first quarter of 2015 compared to $45.5 million in the first quarter of 2014. The increased gross margin represents an approximate 80 basis point margin expansion as a percentage of value-added sales associated with improved sales volume and better product mix.

•
Operating profit was $14.2 million in the first quarter of 2015 compared to $11.1 million in the first quarter of 2014. The increased operating profit was driven by the gross margin improvement and a $3.8 million settlement of an insurance claim related to our beryllium pebble facility, partially offset by an increase in selling, general, and administrative expense.

•
As a result of the aforementioned factors, overall diluted earnings per share increased to $0.47 for the three months ended April 3, 2015 as compared $0.35 for the three months ended March 28, 2014. This increase represents a 34% year-over-year improvement as compared to the corresponding period in 2014.

•
A total of 20,725 shares of common stock were repurchased in the first quarter of 2015 for $0.8 million in the aggregate. Since the approval of a $50.0 million common stock repurchase plan by our Board of Directors in January 2014, we have purchased 711,064 shares at a total cost of $23.1 million.

RESULTS OF OPERATIONS

	First Quarter Ended
	Apr. 3,	Mar. 28,	$	%
(Millions, except per share data)	2015	2014	Change	Change
Net sales	$290.0	$258.9	$31.1	12.0%
Value-added sales	162.6	144.9	17.7	12.2%
Gross margin	52.3	45.5	6.8	14.9%
SG&A expense	36.9	31.2	5.7	18.3%
R&D expense	3.3	2.8	0.5	17.9%
Other—net	(2.1)	0.4	(2.5)	(625.0)%
Operating profit	14.2	11.1	3.1	27.9%
Interest expense—net	0.7	0.7	—	—%
Income before income taxes	13.5	10.4	3.1	29.8%
Income tax expense (benefit)	3.9	3.1	0.8	25.8%
Net income	$9.6	$7.3	$2.3	31.5%
Diluted earnings per share	$0.47	$0.35	$0.12	34.3%

Net sales of $290.0 million in the first quarter of 2015 were $31.1 million, or 12% above the $258.9 million recorded in the first quarter of 2014. The increase in net sales in the first quarter of 2015 was due to higher volumes, partially offset by lower pass-through precious metal and copper prices, and the negative impact of foreign exchange rates. Changes in precious metal and copper prices negatively impacted net sales in the first quarter of 2015 by approximately $9.9 million when compared to the first quarter of 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had an approximate $4.0 million negative impact on net sales in the first quarter of 2015 versus the comparable period in 2014.

Value-added sales of $162.6 million in the first quarter of 2015 increased $17.7 million, or 12% compared to the first quarter of 2014. The year-over-year improvement in value-added sales was primarily driven by sales growth in our three largest end markets. Value-added sales to the consumer electronics, industrial components, and medical end markets increased year-over-year 6%, 31%, and 24%, respectively.

Gross margin in the first quarter of 2015 was $52.3 million, or 15% above the $45.5 million in gross margin recorded during the first quarter of 2014. Expressed as a percentage of value-added sales, gross margin improved 80 basis points from 31.4% in the first quarter of 2014 to 32.2% in the first quarter of 2015. The increase in gross margin was primarily due to improved leverage on value-added sales and improved product mix, offset by the negative impact of foreign exchange. Gross margin also benefited by the recognition of a $1.1 million LIFO liquidation benefit related to copper inventory reductions.

Selling, general, and administrative (SG&A) expense was $36.9 million in the first quarter of 2015, an increase of $5.7 million over the first quarter of 2014. The increase is primarily attributable to higher equity and incentive compensation expense driven in part by an increase in our operating profit and stock price. Additionally, domestic pension expense increased in 2015 as compared to 2014 due to a lower discount rate used to measure the liability as of December 31, 2014, as well as new mortality rate assumptions that assume retirees are living longer.

Research and development (R&D) expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in both the first quarter of 2015 and 2014.

Other-net totaled $2.1 million of income in the first quarter of 2015 as compared to $0.4 million of expense in the first quarter of 2014. Other-net in 2015 included a gain of $3.8 million related to the favorable settlement of an insurance claim connected with the construction of our beryllium pebble facility in Elmore, Ohio, and foreign currency exchange gains of $1.8 million due primarily to the maturity of foreign currency forward contracts. The foreign currency hedge gains partially offset the negative impact of foreign exchange rate movements on net sales and gross margin. Other-net in 2014 included a gain of $2.6 million related to the sale of used equipment. Refer to Note G to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $0.7 million in the first quarter of 2015 and first quarter of 2014.

Income tax expense for the first quarter of 2015 was $3.9 million versus $3.1 million in the first quarter of 2014. The effective tax rates for the first quarter of 2015 and 2014 were 29%. The effects of percentage depletion, production deduction, and foreign source income were major factors for the difference between the effective and statutory rates in the first quarter of 2015 and 2014.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the first quarter of 2015 and 2014 is as follows:

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Millions)	2015	2014
Net sales
Performance Alloys and Composites	$103.3	$97.2
Advanced Materials	149.9	129.3
Other	36.8	32.4
Total	$290.0	$258.9

Less: pass-through metal costs
Performance Alloys and Composites	$17.7	$17.2
Advanced Materials	98.2	87.6
Other	11.5	9.2
Total	$127.4	$114.0

Value-added sales
Performance Alloys and Composites	$85.6	$80.0
Advanced Materials	51.7	41.7
Other	25.3	23.2
Total	$162.6	$144.9
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

Segment Results
The Company consists of three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Other reportable segment includes the results of our Precision Optics and Large Area Coatings operating segments, which do not meet the quantitative thresholds for separate disclosure and are collectively referred to as our Precision Coatings group. The Other reportable segment also includes unallocated corporate costs. Refer to Note E to the Consolidated Financial Statements for additional business segment information.

Performance Alloys and Composites

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Millions)	2015	2014
Net sales	$103.3	$97.2
Value-added sales	85.6	80.0
Operating profit	6.8	6.2

Net sales from the Performance Alloys and Composites segment of $103.3 million in the first quarter of 2015 were 6% higher than net sales of $97.2 million in the first quarter of 2014 due primarily to stronger sales in the industrial components end market. Increased sales to the industrial components end market of $4.2 million were due to higher shipments to our industrial components customers. The increase in net sales was partially offset by $3.2 million due to the negative impact of foreign exchange rate movements, primarily related to the strengthening of the U.S. dollar versus the euro and yen, and lower copper prices on average in the first quarter of 2015 as compared to the comparable period of 2014, which lowered metal pass-through prices by an estimated $1.4 million.
Value-added sales of $85.6 million in the first quarter of 2015 were 7% higher than value-added sales of $80.0 million in the first quarter of 2014 due to the aforementioned increase in sales to the industrial components end market.
The Performance Alloys and Composites segment generated operating profit of $6.8 million in the first quarter of 2015 compared to $6.2 million in the first quarter of 2014. As a percentage of net sales, operating profit was 6.6% and 6.4% in the first quarter of 2015 and 2014, respectively. The increase in operating profit in the first quarter of 2015 versus the the comparable period of 2014 was due primarily to leveraging sales growth. Additionally, operating profit in the first quarter of 2015 included foreign currency hedge gains of $1.8 million, which partially offset the negative impact of foreign exchange rate movements on net sales and gross margin.

Advanced Materials

	First Quarter Ended
	Apr. 3,	Mar. 28,
(Millions)	2015	2014
Net sales	$149.9	$129.3
Value-added sales	51.7	41.7
Operating profit	8.9	5.1

Net sales from the Advanced Materials segment of $149.9 million in the first quarter of 2015 were 16% higher than net sales of $129.3 million in the first quarter of 2014, despite the fact that lower pass-through metal prices reduced net sales by $8.0 million in the first quarter of 2015 as compared to the comparable period of 2014.
Value-added sales of $51.7 million in the first quarter of 2015 were 24% higher than value-added sales of $41.7 million in the first quarter of 2014. The increase in value-added sales was primarily driven by higher value-added sales to the consumer electronics and industrial components end markets. Value-added sales to the consumer electronics end market increased $3.3 million, or 16%, in the first quarter of 2015 versus the comparable period of 2014 due to the introduction of new electronic devices which use our products. Value-added sales to the industrial components end market increased $2.0 million, or 45%, in the first quarter of 2015 versus the comparable period of 2014 primarily due to strong demand for industrial braze alloys.

The Advanced Materials segment generated operating profit of $8.9 million in the first quarter of 2015 compared to $5.1 million in the first quarter of 2014. As a percentage of value-added sales, operating profit was 17.2% and 12.3% in the first quarter of 2015 and 2014, respectively. The improvement in operating profit in the first quarter of 2015 versus the comparable period of 2014 was due to improved product mix and strong value-added sales growth.

Other

(Millions)	First Quarter Ended
	Apr. 3,	Mar. 28,
	2015	2014
Net sales	$36.8	$32.4
Value-added sales	25.3	23.2
Operating profit (loss)	(1.5)	(0.2)

The Other reportable segment in total includes the operating results of the Precision Coatings group and unallocated corporate costs.
Net sales for the Other reportable segment totaled $36.8 million in the first quarter of 2015 and $32.4 million in the first quarter of 2014. Including unallocated corporate costs, the Other reportable segment had an operating loss of $1.5 million in the first quarter of 2015 compared to an operating loss of $0.2 million in the first quarter of 2014.
Within the Other reportable segment, net sales for the Precision Coatings group were $36.6 million in the first quarter of 2015 as compared to $33.9 million in the first quarter of 2014, and value-added sales for the first quarter of 2015 and 2014 were $24.6 million and $23.9 million, respectively. The increase in net sales and value-added sales was due to higher sales to the medical end market, partially offset by lower sales to the consumer electronics end market. Medical end market sales were up due to an increase in sales of precision precious metal-coated polymer films for blood glucose test strip applications. Lower sales to the consumer electronics end market were due to rebalancing of customer inventories.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $1.7 million in the first quarter of 2015 as compared to $4.1 million in the first quarter of 2014. The decrease in operating profit was primarily attributed to a $2.6 million gain on the sale of used equipment in the first quarter of 2014.
Within the Other reportable segment, corporate reported operating expense of $3.2 million and $4.3 million in the first quarter of 2015 and 2014, respectively. The reduction in operating expense was due to the recognition of a $3.8 million insurance settlement gain mentioned previously. This gain was partially offset by higher unallocated corporate costs due to an increase in equity and incentive compensation expense driven in part by an increase in our operating profit and stock price.
LEGAL
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
There was one chronic beryllium disease (CBD) case outstanding against us as of the end of the first quarter of 2015. This case was filed in 2013. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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
As of April 3, 2015, we had $21.9 million of cash and cash equivalents, and the majority of our cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. However, we do not intend nor foresee a need to repatriate these funds to the United States.
The largest capital project in the first three months of 2015 related to mine development activities. We commenced the opening of a new pit to mine proven reserves of beryllium-bearing bertrandite ore in Juab County, Utah. We expect total capital expenditures in 2015 related to this project to be in the range of $20.0 to $25.0 million. The remaining capital spending in the first quarter of 2015 related to smaller projects covering facility and equipment modernization and other infrastructure projects.
The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in our debt covenants, was $210.9 million as of April 3, 2015. Our revolving line of credit matures in 2018. Mandatory long-term debt payments to be made in 2015 total $0.7 million. We were in compliance with all of our debt covenants as of April 3, 2015.
The available and unused capacity under the off-balance sheet consignment lines totaled $142.8 million as of the end of the first quarter of 2015.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share purchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum required purchase quantity for a given year, and the purchases may be discontinued at any time. We purchased 20,725 shares at a cost of $0.8 million in the first three months of 2015. Since the approval of the repurchase plan, we have purchased 711,064 shares at a total cost of $23.1 million.
We paid dividends to our shareholders totaling $1.7 million in the first three months of 2015. Our Board of Directors increased the quarterly dividend from $0.08 per share to $0.085 per share in the second quarter of 2014. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
CASH FLOWS

Summary of Cash flows for the three months ended April 3, 2015 and March 28, 2014

	Three Months Ended
	Apr. 3,	Mar. 28,	$
(Millions)	2015	2014	Change
Net cash used in operating activities	$(4.1)	$(23.2)	$19.1
Net cash used in investing activities	(10.9)	(3.2)	(7.7)
Net cash provided from financing activities	24.5	22.8	1.7
Effects of exchange rate changes	(0.7)	0.1	(0.8)
Net change in cash and cash equivalents	$8.8	$(3.5)	$12.3
Net cash used in operating activities totaled $4.1 million in the first three months of 2015 versus $23.2 million used in operating activities in the comparable prior-year period. The primary use of cash was for working capital purposes in both periods. The use of cash for accounts payable and accrued expenses is due to year-end incentive compensation payments.

Despite the decrease in copper inventory mentioned previously, total inventory increased in Performance Alloys and Composites in the first quarter of 2015 by $6.8 million due primarily to planned equipment shutdowns in 2015. The use of cash for working capital purposes was partially offset by net income generated in the first three months of 2015 and 2014.
Net cash used in investing activities was $10.9 million in the first three months of 2015 compared to $3.2 million in the prior-year corresponding period. The increase in the first quarter of 2015 was due to a significant increase in mine development activities as previously mentioned. In addition, we received approximately $3.0 million of cash proceeds in the first quarter of 2014 for the sale of used equipment, and there were no significant gains on asset sales in the first quarter of 2015.
Net cash provided from financing activities totaled $24.5 million in the first three months of 2015 versus $22.8 million in the prior-year corresponding period. The cash provided from financing activities was used to fund working capital requirements and capital expenditures in both periods.
DEBT

We ended the first quarter of 2015 with $51.5 million in debt, an increase of $27.2 million from the year-end 2014 balance of $24.3 million. The increase in debt was used primarily to fund our working capital requirements and capital expenditures.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals we use in production and a portion of our copper requirements on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals was $330.0 million as of April 3, 2015 versus $310.6 million as of December 31, 2014. We were in compliance with all of the covenants contained in the consignment agreements as of April 3, 2015 and December 31, 2014. For additional information on our contractual obligations, refer to page 35 of our Form 10-K for the year ended December 31, 2014.
CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 38 to 41 of our Form 10-K for the year ended December 31, 2014. There have been no material changes in our critical accounting policies subsequent to the issuance of our Form 10-K.
OUTLOOK

We remain optimistic for many of the major markets we serve based on the performance of our new products and active pipeline of new product development and technologies. We believe that these new products and applications will be a key to our growth in the near term.
Although optimistic, we continue to manage headwinds related to a few end markets and global financial markets. As expected, our sales to the energy end market were lower in the first quarter of 2015 as compared to recent quarters, and we expect this trend to continue. In addition, the recent strengthening of the U.S. dollar, particularly against the euro and yen, negatively impacts our net sales and operating profit. Despite the increase in sales to the defense end market in the first quarter of 2015, we remain cautious on future defense spending levels.
Overall, we continue to believe our profitability will improve in 2015 as compared to 2014 due to an expected increase in value-added sales, sales from new products, and other factors.

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The success of the realignment of our businesses; and

•	The risk factors set forth in Item 1A of Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to pages 43 and 44 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2015 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were effective as of April 3, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beryllium Claims
As of April 3, 2015, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case (involving three plantiffs), as described more fully below.
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
The Company has some insurance coverage, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended April 3, 2015, we repurchased 20,725 shares under our stock buyback program at an average price of $37.06.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through February 6, 2015	2,724	$35.42	2,724	$27,621,090
February 7 through March 6, 2015	3,976	36.56	3,976	27,475,727
March 7 through April 3, 2015	14,025	37.52	14,025	26,949,522
Total	20,725	$37.06	20,725	$26,949,522

(1)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. As of April 3, 2015, $26.9 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

4.1	Amendment No. 6 to the Third Amended and Restated Precious Metals Agreement dated April 10, 2015 among Materion Corporation and other borrowers and The Bank of Nova Scotia.
10.1
Materion Corporation Restoration & Deferred Compensation Plan, effective as of May 1, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company on March 10, 2015, (File No. 1-15885)), incorporated herein by reference.

11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending April 3, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: May 1, 2015
/S/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

4.1	Amendment No. 6 to the Third Amended and Restated Precious Metals Agreement dated April 10, 2015 among Materion Corporation and other borrowers and The Bank of Nova Scotia.
10.1
Materion Corporation Restoration & Deferred Compensation Plan, effective as of May 1, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company on March 10, 2015 (File No. 1-15885)), incorporated herein by reference.

11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending April 3, 2015.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.