Form 10-Q
period 2015-07-03
MATERION Corp
filed 2015-07-31
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015

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
As of July 23, 2015, there were 20,124,806 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and six months ended July 3, 2015 are as follows:

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$276,855	$287,965	$566,879	$546,894
Cost of sales	225,528	238,164	463,197	451,631
Gross margin	51,327	49,801	103,682	95,263
Selling, general, and administrative expense	34,884	34,685	71,825	65,945
Research and development expense	3,586	3,443	6,934	6,230
Other—net	36	(2,895)	(2,122)	(2,533)
Operating profit	12,821	14,568	27,045	25,621
Interest expense—net	650	672	1,307	1,367
Income before income taxes	12,171	13,896	25,738	24,254
Income tax expense	3,293	3,922	7,231	6,949
Net income	$8,878	$9,974	$18,507	$17,305
Basic earnings per share:
Net income per share of common stock	$0.44	$0.48	$0.92	$0.84
Diluted earnings per share:
Net income per share of common stock	$0.43	$0.47	$0.90	$0.82
Cash dividends per share	$0.090	$0.085	$0.175	$0.165
Weighted-average number of shares of common stock outstanding:
Basic	20,153	20,642	20,149	20,625
Diluted	20,461	21,001	20,453	20,983

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Thousands)	2015	2014	2015	2014
Net income	$8,878	$9,974	$18,507	$17,305
Other comprehensive income:
Foreign currency translation adjustment	316	126	(1,254)	715
Derivative and hedging activity, net of tax	(1,104)	80	(601)	87
Pension and post-employment benefit adjustment, net of tax	902	542	1,804	9,925
Net change in accumulated other comprehensive income	114	748	(51)	10,727
Comprehensive income	$8,992	$10,722	$18,456	$28,032

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Jul. 3,	Dec. 31,
(Thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents	$20,629	$13,150
Accounts receivable	117,178	112,780
Inventories	229,232	232,409
Prepaid expenses	18,992	14,953
Deferred income taxes	13,806	13,402
Total current assets	399,837	386,694
Long-term deferred income taxes	17,722	17,722
Property, plant, and equipment	811,645	800,671
Less allowances for depreciation, depletion, and amortization	(557,369)	(553,083)
Property, plant, and equipment—net	254,276	247,588
Intangible assets	15,717	18,559
Other assets	4,985	4,781
Goodwill	86,725	86,725
Total Assets	$779,262	$762,069
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$3,427	$653
Accounts payable	31,508	36,239
Other liabilities and accrued items	48,687	59,151
Income taxes	5,875	3,144
Unearned revenue	4,597	4,879
Total current liabilities	94,094	104,066
Other long-term liabilities	18,060	18,203
Retirement and post-employment benefits	100,782	103,891
Unearned income	48,523	51,796
Long-term income taxes	1,750	1,750
Deferred income taxes	3,377	617
Long-term debt	41,213	23,613
Shareholders’ equity
Serial preferred stock	—	—
Common stock	203,125	202,104
Retained earnings	491,262	476,277
Common stock in treasury	(144,185)	(140,938)
Other comprehensive income (loss)	(82,288)	(82,237)
Other equity transactions	3,549	2,927
Total shareholders' equity	471,463	458,133
Total Liabilities and Shareholders’ Equity	$779,262	$762,069

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	Jul. 3,	Jun. 27,
(Thousands)	2015	2014
Cash flows from operating activities:
Net income	$18,507	$17,305
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	20,117	22,093
Amortization of deferred financing costs in interest expense	331	356
Stock-based compensation expense (non-cash)	2,655	3,027
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(4,622)	(8,680)
Decrease (increase) in inventory	2,150	(16,559)
Decrease (increase) in prepaid and other current assets	(4,037)	(2,658)
Decrease (increase) in deferred income taxes	2,177	58
Increase (decrease) in accounts payable and accrued expenses	(16,882)	(8,965)
Increase (decrease) in unearned revenue	(283)	1,637
Increase (decrease) in interest and taxes payable	3,240	5,432
Increase (decrease) in long-term liabilities	(1,801)	(11,419)
Other-net	(509)	(3,111)
Net cash provided by (used in) operating activities	21,043	(1,484)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(16,564)	(12,859)
Payments for mine development	(10,100)	(337)
Proceeds from sale of property, plant, and equipment	18	3,009
Other investments-net	—	(2)
Net cash (used in) investing activities	(26,646)	(10,189)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	2,346	(4,886)
Proceeds from issuance of long-term debt	51,000	33,170
Repayment of long-term debt	(33,110)	(15,492)
Principal payments under capital lease obligations	(404)	(328)
Cash dividends paid	(3,523)	(3,405)
Repurchase of common stock	(2,748)	(2,672)
Issuance of common stock under stock option plans	—	360
Tax benefit from stock compensation realization	—	109
Net cash provided by financing activities	13,561	6,856
Effects of exchange rate changes	(479)	105
Net change in cash and cash equivalents	7,479	(4,712)
Cash and cash equivalents at beginning of period	13,150	22,774
Cash and cash equivalents at end of period	$20,629	$18,062

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (Company) contain all adjustments necessary to present fairly the financial position as of July 3, 2015 and December 31, 2014, and the results of operations for the three months and six months ended July 3, 2015 and June 27, 2014. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2015 consolidated financial statement presentation.
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. This ASU is effective beginning in fiscal year 2018 with a provision for early adoption in 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
On April 1, 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company will adopt ASU No. 2015-03 as required. The ASU will not have a material effect on the Company's results of operations, financial condition, or liquidity.
Note B — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Jul. 3,	Dec. 31,
(Thousands)	2015	2014
Principally average cost:
Raw materials and supplies	$35,536	$39,559
Work in process	153,200	155,377
Finished goods	40,496	37,473
Net inventories	$229,232	$232,409
The Company recognized last-in, first-out (LIFO) liquidation benefits of $0.8 million and $1.9 million in the second quarter and first six months of 2015, respectively, due to a forecasted reduction in year-end inventory.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note C — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the second quarter and first six months of 2015 and 2014 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$2,231	$1,936	$29	$34
Interest cost	2,500	2,444	138	169
Expected return on plan assets	(3,354)	(3,013)	—	—
Amortization of prior service cost (benefit)	(112)	(109)	(374)	(374)
Amortization of net loss	1,819	1,275	—	—
Net periodic benefit cost (benefit)	$3,084	$2,533	$(207)	$(171)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$4,461	$3,872	$58	$69
Interest cost	5,000	4,888	276	337
Expected return on plan assets	(6,708)	(6,025)	—	—
Amortization of prior service cost (benefit)	(224)	(218)	(748)	(749)
Amortization of net loss	3,639	2,550	—	—
Net periodic benefit cost (benefit)	$6,168	$5,067	$(414)	$(343)
The Company made contributions to the domestic defined benefit pension plans of $4.0 million in the first six months of 2015.
In 2014, the Company amended its domestic retiree medical plan, including changing the benefit formula for participants covered by the plan. The revised benefit formula is designed to lower costs for the Company and the majority of plan participants. As a result of this change, the plan liability on the Company's Consolidated Balance Sheet was reduced by $14.0 million in the first quarter of 2014, with the offset increasing other comprehensive income, a component of shareholders' equity. The liability reduction will be recognized in earnings over the average remaining service life of participants.
Note D — Contingencies
Materion Brush Inc., one of the Company's wholly owned subsidiaries, is a defendant from time to time in proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs may be covered by insurance subject to deductibles which vary based on when the exposure occurred. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. There were two CBD cases outstanding as of the end of the second quarter of 2015, and the Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

undiscounted reserve balance was $4.9 million at July 3, 2015 and $4.9 million at December 31, 2014. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.
During the second quarter and first six months of 2015, the Company recognized gains of $1.3 million and $5.1 million, respectively, from settlement agreements on insurance claims regarding construction of the Company's beryllium pebble facility located in Elmore, Ohio. The Company recognized this benefit in Other-net in the Consolidated Statement of Income.
Note E — Segment Reporting

			Other
(Thousands)	Performance Alloys and Composites	Advanced Materials	Other (1)	Corporate (2)	Subtotal	Total
Second Quarter 2015
Net sales	$107,682	$131,370	$38,265	$(462)	$37,803	$276,855
Intersegment sales (3)	365	16,129	—	—	—	16,494
Value-added sales	91,511	46,705	25,203	(1,060)	24,143	162,359
Operating profit (loss)	9,327	7,436	564	(4,506)	(3,942)	12,821
Second Quarter 2014
Net sales	$109,647	$145,025	$34,088	$(795)	$33,293	$287,965
Intersegment sales (3)	181	11,040	—	—	—	11,221
Value-added sales	89,864	44,984	24,916	(198)	24,718	159,566
Operating profit (loss)	6,293	12,534	490	(4,749)	(4,259)	14,568

First Six Months 2015
Net sales	$210,941	$281,287	$74,882	$(231)	$74,651	$566,879
Intersegment sales (3)	542	33,514	—	—	—	34,056
Value-added sales	177,101	98,432	49,767	(310)	49,457	324,990
Operating profit (loss)	16,130	16,339	2,239	(7,663)	(5,424)	27,045
Assets	430,268	149,062	120,643	79,289	199,932	779,262
First Six Months 2014
Net sales	$206,803	$274,364	$67,987	$(2,260)	$65,727	$546,894
Intersegment sales (3)	413	22,127	—	—	—	22,540
Value-added sales	169,888	86,654	48,835	(950)	47,885	304,427
Operating profit (loss)	12,502	17,679	4,613	(9,173)	(4,560)	25,621
Assets	417,336	166,086	147,770	59,662	207,432	790,854

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Stock-based Compensation Expense
Stock-based compensation expense was $1.6 million in the second quarter of 2015 and $2.9 million in the second quarter of 2014. For the first six months of the year, stock-based compensation expense was $4.7 million in 2015 and $5.0 million in 2014, which includes awards settled in shares and in cash.
The Company granted approximately 40,000 stock-settled restricted stock units (RSUs) in the first quarter of 2015. These shares will be amortized over a vesting period of three years using the closing price of Materion's common stock on the date of grant of $36.81. Additionally, approximately 21,000 cash-settled RSUs were granted to employees in the first quarter of 2015. Because these shares were settled in cash, the liability and related expense were adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted approximately 18,882 stock-settled RSUs in the second quarter of 2015. These shares will be amortized over a vesting period of three years using the closing price of Materion's common stock on the date of Materion's annual meeting of shareholders of $38.13. Additionally, approximately 13,950 cash-settled RSUs were granted to employees in the second quarter of 2015. Because these shares are settled in cash, the liability and related expense are adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
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
Exercises of SARs totaled approximately 65,000 in the first six months of 2015, and 38,000 in the first six months of 2014.
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
Note G — Other-net
Other-net (income) expense for the second quarter and first six months of 2015 and 2014 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Thousands)	2015	2014	2015	2014
Foreign currency exchange/translation (gain) loss	$(1,729)	$423	$(3,313)	$475
Amortization of intangible assets	1,257	1,310	2,513	2,433
Metal consignment fees	1,833	1,846	3,868	3,712
Net (gain) loss on disposal of fixed assets	234	27	308	(2,610)
Recovery from insurance	—	(6,750)	(3,800)	(6,750)
Legal settlements	(1,325)	—	(1,325)	—
Other items	(234)	249	(373)	207
Total	$36	$(2,895)	$(2,122)	$(2,533)
Note H — Income Taxes
The Company recorded income tax expense of $3.3 million in the second quarter of 2015, an effective tax rate of 27.1% against income before income taxes, and income tax expense of $3.9 million in the second quarter of 2014, with an effective tax rate of 28.2% against income before income taxes.
In the first six months of 2015, income tax expense of $7.2 million was calculated using an effective tax rate of 28.1%, while income tax expense of $6.9 million in the first six months of 2014 was calculated using an effective tax rate of 28.7%.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The differences between the statutory and effective rates in the second quarter and first six months of both years was due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes, discrete events, and other factors.
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
In the first six months of 2015, the depreciation expense on the equipment subject to reimbursement was $3.3 million. Unearned income was reduced by $3.3 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.
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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of July 3, 2015:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Deferred compensation investments	$2,600	$2,578	$22	$—
Foreign currency forward contracts	2,522	—	2,522	—
Total	$5,122	$2,578	$2,544	$—
Financial Liabilities
Deferred compensation liability	$2,626	$2,626	$—	$—
Foreign currency forward contracts	19	—	19	—
Total	$2,645	$2,626	$19	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheet approximate fair values as of July 3, 2015.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
The outstanding foreign currency forward contracts had a notional value of $32.3 million as of July 3, 2015. All of these contracts were designated and effective as cash flow hedges. The net fair value of the outstanding contracts was $2.5 million, with an asset recorded in prepaid expenses and other assets and a liability recorded in other liabilities and accrued items on the Consolidated Balance Sheet as of July 3, 2015.
No ineffective expense was recorded in the second quarter or first six months of 2015 or 2014.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first six months of 2015 and 2014 totaled $2.4 million and $0.0 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of July 3, 2015 to the Consolidated Statements of Income during the twelve-month period beginning July 4, 2015. Refer to Note L for additional OCI details.
Note L — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the second quarter and first six months of 2015 and 2014 are as follows:

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of April 3, 2015
Gross	$4,255	$—	$4,255	$(107,671)	$(5,723)	$(109,139)
Deferred tax expense (benefit)	174	—	174	(26,911)	—	(26,737)
Net	$4,081	$—	$4,081	$(80,760)	$(5,723)	$(82,402)
Second quarter 2015 activity
Other comprehensive income (loss) before reclassifications	$(197)	$—	$(197)	$—	$316	$119
Amounts reclassified from accumulated other comprehensive income	(1,555)	—	(1,555)	1,395	—	(160)
Net current period other comprehensive income (loss) before tax	(1,752)	—	(1,752)	1,395	316	(41)
Deferred taxes on current period activity	(648)	—	(648)	493	—	(155)
Net current period other comprehensive income (loss) after tax	$(1,104)	$—	$(1,104)	$902	$316	$114
Accumulated other comprehensive income, as of July 3, 2015
Gross	$2,503	$—	$2,503	$(106,276)	$(5,407)	$(109,180)
Deferred tax expense (benefit)	(474)	—	(474)	(26,418)	—	(26,892)
Net	$2,977	$—	$2,977	$(79,858)	$(5,407)	$(82,288)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total

Accumulated other comprehensive income, as of December 31, 2014
Gross	$3,456	$—	$3,456	$(109,080)	$(4,153)	$(109,777)
Deferred tax expense (benefit)	(122)	—	(122)	(27,418)	—	(27,540)
Net	$3,578	$—	$3,578	$(81,662)	$(4,153)	$(82,237)

First six months of 2015 activity
Other comprehensive income (loss) before reclassifications	$2,439	$—	$2,439	$14	$(1,254)	$1,199
Amounts reclassified from accumulated other comprehensive income	(3,392)		(3,392)	2,790		(602)
Net current period other comprehensive income (loss) before tax	(953)	—	(953)	2,804	(1,254)	597
Deferred taxes on current period activity	(352)		(352)	1,000	—	648
Net current period other comprehensive income (loss) after tax	$(601)	$—	$(601)	$1,804	$(1,254)	$(51)

Accumulated other comprehensive income, as of July 3, 2015
Gross	$2,503	$—	$2,503	$(106,276)	$(5,407)	$(109,180)
Deferred tax expense (benefit)	(474)	—	(474)	(26,418)	—	(26,892)
Net	$2,977	$—	$2,977	$(79,858)	$(5,407)	$(82,288)

Accumulated other comprehensive income, as of March 28, 2014
Gross	$(96)	$—	$(96)	$(62,058)	$876	$(61,278)
Deferred tax expense (benefit)	(1,437)	—	(1,437)	(9,932)	—	(11,369)
Net	$1,341	$—	$1,341	$(52,126)	$876	$(49,909)
Second quarter 2014 activity
Other comprehensive income (loss) before reclassifications	$84	$—	$84	$—	$126	$210
Amounts reclassified from accumulated other comprehensive income	43	—	43	461	—	504
Net current period other comprehensive income (loss) before tax	127	—	127	461	126	714
Deferred taxes on current period activity	47	—	47	(81)	—	(34)
Net current period other comprehensive income (loss) after tax	$80	$—	$80	$542	$126	$748
Accumulated other comprehensive income, as of June 27, 2014
Gross	$31	$—	$31	$(61,597)	$1,002	$(60,564)
Deferred tax expense (benefit)	(1,390)	—	(1,390)	(10,013)	—	(11,403)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Net	$1,421	$—	$1,421	$(51,584)	$1,002	$(49,161)

Accumulated other comprehensive income, as of December 31, 2013
Gross	$(87)	$(19)	$(106)	$(77,301)	$287	$(77,120)
Deferred tax expense (benefit)	(1,433)	(7)	(1,440)	(15,792)	—	(17,232)
Net	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)
First six months of 2014 activity
Other comprehensive income (loss) before reclassifications	$(8)	$—	$(8)	$14,034	$715	$14,741
Amounts reclassified from accumulated other comprehensive income	126	19	145	1,670	—	1,815
Net current period other comprehensive income (loss) before tax	118	19	137	15,704	715	16,556
Deferred taxes on current period activity	43	7	50	5,779	—	5,829
Net current period other comprehensive income (loss) after tax	$75	$12	$87	$9,925	$715	$10,727

Accumulated other comprehensive income, as of June 27, 2014
Gross	$31	$—	$31	$(61,597)	$1,002	$(60,564)
Deferred tax expense (benefit)	(1,390)	—	(1,390)	(10,013)	—	(11,403)
Net	$1,421	$—	$1,421	$(51,584)	$1,002	$(49,161)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income. Gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income in order to offset the impact of precious metal price movements in Cost of sales. The Company has no precious metal hedges as of July 3, 2015. Refer to Note K for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note C for additional details on pension and post-employment expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OUR BUSINESS
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous end markets, including consumer electronics, industrial components, medical, automotive electronics, energy, telecommunications infrastructure, and defense.

EXECUTIVE OVERVIEW
For the second quarter and first six months of 2015, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•
Net sales in the second quarter of 2015 were $276.9 million, a 4% decrease from net sales in the second quarter of 2014. The decrease was due primarily to the impact of lower pass-through precious metal and copper prices and the negative impact of foreign exchange rates.

•
Value-added sales increased 2% to $162.4 million in the second quarter of 2015 compared to $159.6 million in the second quarter of 2014. Excluding the impact of foreign exchange rate movements, value-added sales in the second quarter of 2015 increased 4% compared to the second quarter of 2014. Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in pass-through metal prices. Internally, we manage our business on this basis, and a reconciliation of sales to value-added sales is included herein.

•
Gross margin was $51.3 million in the second quarter of 2015 compared to $49.8 million in the second quarter of 2014. The increased gross margin represents an approximate 40 basis point margin expansion as a percentage of value-added sales associated with improved sales volume and better product mix.

•
Operating profit was $12.8 million in the second quarter of 2015 compared to $14.6 million in the second quarter of 2014. Higher gross margins in 2015 were more than offset by a $2.9 million unfavorable change in Other-net. The decrease in Other-net was primarily driven by a $6.8 million insurance recovery recognized in the second quarter of 2014 on our theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012.

•
As a result of the aforementioned factors, overall diluted earnings per share decreased to $0.43 for the three months ended July 3, 2015 as compared $0.47 for the three months ended June 27, 2014. For the first six months of 2015, the overall diluted earnings per share increased to $0.90, or approximately 10%, versus the same period in 2014.

•
A total of 51,150 shares of common stock were repurchased in the second quarter of 2015 for $2.0 million in the aggregate. Since the approval of a $50.0 million common stock repurchase plan by our Board of Directors in January 2014, we have purchased 762,214 shares at a total cost of $25.0 million.

RESULTS OF OPERATIONS

	Second Quarter Ended				Six Months Ended
	Jul. 3,	Jun. 27,	$	%	Jul. 3,	Jun. 27,	$	%
(Millions, except per share data)	2015	2014	Change	Change	2015	2014	Change	Change
Net sales	$276.9	$288.0	$(11.1)	(3.9)%	$566.9	$546.9	$20.0	3.7%
Value-added sales	162.4	159.6	2.8	1.8%	325.0	304.4	20.6	6.8%
Gross margin	51.3	49.8	1.5	3.0%	103.7	95.3	8.4	8.8%
SG&A expense	34.9	34.7	0.2	0.6%	71.8	65.9	5.9	9.0%
R&D expense	3.6	3.4	0.2	5.9%	6.9	6.2	0.7	11.3%
Other—net	—	(2.9)	2.9	(100.0)%	(2.0)	(2.4)	0.4	(16.7)%
Operating profit	12.8	14.6	(1.8)	(12.3)%	27.0	25.6	1.4	5.5%
Interest expense—net	0.6	0.7	(0.1)	(14.3)%	1.3	1.4	(0.1)	(7.1)%
Income before income taxes	12.2	13.9	(1.7)	(12.2)%	25.7	24.2	1.5	6.2%
Income tax expense (benefit)	3.3	3.9	(0.6)	(15.4)%	$7.2	6.9	0.3	4.3%
Net income	$8.9	$10.0	$(1.1)	(11.0)%	$18.5	$17.3	$1.2	6.9%

Diluted earnings per share	$0.43	$0.47	$(0.04)	(8.5)%	$0.90	$0.82	$0.08	9.8%

Second Quarter

Net sales of $276.9 million in the second quarter of 2015 were $11.1 million, or 4% lower than the $288.0 million recorded in the second quarter of 2014. The decrease in net sales in the second quarter of 2015 was due to lower pass-through precious metal and copper prices and the negative impact of foreign exchange rates, partially offset by higher volumes and improved product mix. Changes in precious metal and copper prices negatively impacted net sales in the second quarter of 2015 by approximately $12.4 million when compared to the second quarter of 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had an approximate $4.6 million negative impact on net sales in the second quarter of 2015 versus the comparable period in 2014.

Value-added sales of $162.4 million in the second quarter of 2015 increased $2.8 million, or 2% compared to the second quarter of 2014. Excluding the impact of foreign exchange rate movements, value-added sales increased 4% in the second quarter of 2015 versus the second quarter of 2014. The year-over-year improvement in value-added sales was primarily driven by sales growth in our defense, industrial components, and automotive electronics end markets. Value-added sales to the defense, industrial components, and automotive end markets increased year-over-year 31%, 6%, and 8%, respectively.

Gross margin in the second quarter of 2015 was $51.3 million, or 3% above the $49.8 million in gross margin recorded during the second quarter of 2014. Expressed as a percentage of value-added sales, gross margin improved 40 basis points from 31.2% in the second quarter of 2014 to 31.6% in the second quarter of 2015. The increase in gross margin was primarily due to improved leverage on value-added sales and improved product mix, offset by the negative impact of foreign exchange. Gross margin also benefited by the recognition of a $0.8 million last-in, first-out (LIFO) liquidation benefit related to inventory reductions.

Selling, general, and administrative (SG&A) expense was $34.9 million in the second quarter of 2015 and relatively flat compared to $34.7 million in the second quarter of 2014. Domestic pension expense increased in 2015 as compared to 2014 due to a lower discount rate used to measure the liability as of December 31, 2014, as well as new mortality rate assumptions that assume retirees are living longer. The increase in domestic pension expense was offset by a decrease in stock compensation expense due primarily to movement in our stock price.

Research and development (R&D) expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in both the second quarter of 2015 and 2014.

Other-net was approximately break-even in the second quarter of 2015 as compared to $2.9 million of income in the second quarter of 2014. The main factor impacting the movement in Other-net was the recognition of a $6.8 million insurance recovery in 2014 related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012. In addition, there were foreign currency exchange gains of $1.7 million in the second quarter of 2015 as compared to foreign currency exchange losses of $0.4 million in the second quarter of 2014. Refer to Note G to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $0.7 million in the second quarter of 2015 and second quarter of 2014.

Income tax expense for the second quarter of 2015 was $3.3 million versus $3.9 million in the second quarter of 2014. The effective tax rates for the second quarter of 2015 and 2014 were comparable at 27% and 28%, respectively. The effects of percentage depletion, production deduction, and foreign source income were major factors for the difference between the effective and statutory rates in the second quarter of 2015 and 2014.

Six Months

Net sales of $566.9 million in the first six months of 2015 were $20.0 million, or 4% above the $546.9 million recorded in the first six months of 2014. The increase in net sales in the first six months of 2015 was due to higher volumes, partially offset by lower pass-through precious metal and copper prices and the negative impact of foreign exchange rates. Changes in precious metal and copper prices negatively impacted net sales in the first six months of 2015 by approximately $22.1 million when compared to the first six months of 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had a negative impact of approximately $8.5 million on net sales in the first six months of 2015 versus the comparable period in 2014.

Value-added sales of $325.0 million in the first six months of 2015 increased $20.6 million, or 7% compared to the first six months of 2014. The year-over-year improvement in value-added sales was primarily driven by sales growth in our industrial components, defense, and services end markets. Value-added sales to the industrial components, defense, and services end markets increased year-over-year 18%, 23%, and 21%, respectively.

Gross margin in the first six months of 2015 was $103.7 million, or 9% above the $95.3 million in gross margin recorded during the first six months of 2014. Expressed as a percentage of value-added sales, gross margin improved 60 basis points from 31.3% in the first six months of 2014 to 31.9% in the first six months of 2015. The increase in gross margin was primarily due to improved leverage on value-added sales and improved product mix, offset by the negative impact of foreign exchange. Gross margin also benefited by the recognition of a $1.9 million LIFO liquidation benefit related to inventory reductions.

Selling, general, and administrative (SG&A) expense was $71.8 million in the first six months of 2015, an increase of $5.9 million over the first six months of 2014. The increase is primarily attributable to higher incentive compensation expense driven by an increase in our operating profit and an increase in domestic pension expense. Domestic pension expense increased in 2015 as compared to 2014 due to a lower discount rate used to measure the liability as of December 31, 2014, as well as new mortality rate assumptions that assume retirees are living longer.

Research and development (R&D) expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in both the first six months of 2015 and 2014.

Other-net totaled $2.1 million of income in the first six months of 2015 as compared to $2.5 million of income in the first six months of 2014. Other-net in 2015 included recognized gains of $5.1 million from settlement agreements on insurance claims in connection with the construction of our beryllium pebble facility in Elmore, Ohio, as well as $3.3 million of foreign currency exchange gains. Other-net in 2014 included a $6.8 million insurance recovery related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012, a gain of $2.6 million related to the sale of used equipment, and $0.5 million of foreign currency exchange losses. Refer to Note G to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $1.3 million in the first six months of 2015 and $1.4 million in the first six months of 2014.

Income tax expense for the first six months of 2015 was $7.2 million versus $6.9 million in the first six months of 2014. The effective tax rates for the first six months of 2015 and 2014 were comparable at 28% and 29%, respectively. The effects of percentage depletion, production deduction, and foreign source income were major factors for the difference between the effective and statutory rates in the first six months of 2015 and 2014.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the second quarter and first six months of 2015 and 2014 is as follows:

	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Millions)	2015	2014	2015	2014
Net sales
Performance Alloys and Composites	$107.7	$109.6	$210.9	$206.8
Advanced Materials	131.4	145.0	281.3	274.4
Other	37.8	33.4	74.7	65.7
Total	$276.9	$288.0	$566.9	$546.9

Less: pass-through metal costs
Performance Alloys and Composites	$16.2	$19.7	$33.8	$36.9
Advanced Materials	84.7	100.0	182.9	187.8
Other	13.6	8.7	25.2	17.8
Total	$114.5	$128.4	$241.9	$242.5

Value-added sales
Performance Alloys and Composites	$91.5	$89.9	$177.1	$169.9
Advanced Materials	46.7	45.0	98.4	86.6
Other	24.2	24.7	49.5	47.9
Total	$162.4	$159.6	$325.0	$304.4
The cost of gold, silver, platinum, palladium, and copper can be quite volatile. Our pricing policy is to directly pass the cost of these metals to the customer in order to mitigate the impact of metal price volatility on our results from operations. Trends and comparisons of net sales are affected by movements in the market prices of these metals, but changes in net sales due to metal price movements may not have a proportionate impact on our profitability.
Internally, management reviews net sales on a value-added basis. Value-added sales are a non-GAAP measure that deducts the value of the pass-through metal costs from net sales. The reporting of value-added sales allow management to assess the impact of differences in net sales between periods, segments, or markets, and analyze the resulting margins and profitability without the distortion of movements in pass-through metal costs. The dollar amount of gross margin and operating profit is not affected by the value-added sales calculation. We sell other metals and materials that are not considered direct pass-throughs, and these costs are not deducted from net sales when calculating value-added sales.
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
By presenting information for net sales and value-added sales, it is our intention to allow users of our financial statements to review our net sales with and without the impact of the pass-through metals.

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

Performance Alloys and Composites

	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Millions)	2015	2014	2015	2014
Net sales	$107.7	$109.6	$210.9	$206.8
Value-added sales	91.5	89.9	177.1	169.9
Operating profit	9.3	6.3	16.1	12.5

Second Quarter
Net sales from the Performance Alloys and Composites segment of $107.7 million in the second quarter of 2015 were 2% lower than net sales of $109.6 million in the second quarter of 2014 due to the negative impact of foreign exchange rate movements of $3.6 million, primarily related to the strengthening of the U.S. dollar versus the euro and yen, and lower copper prices on average in the second quarter of 2015 as compared to the comparable period of 2014, which lowered metal pass-through prices by an estimated $2.0 million. The decrease in net sales was partially offset by improved product mix. There were stronger net sales to the defense and other end markets, partially offset by lower sales to the energy end market. Defense end market sales were higher due to the timing of government spending and programs. Net sales to the energy market were lower due to a significant decline in economic activity in the oil and gas sector of the market.
Value-added sales of $91.5 million in the second quarter of 2015 were 2% higher than value-added sales of $89.9 million in the second quarter of 2014. Excluding the impact of foreign exchange rate movements, value-added sales increased 5% in the second quarter of 2015 as compared to the second quarter of 2014 due to the aforementioned impacts on end market sales.
The Performance Alloys and Composites segment generated operating profit of $9.3 million in the second quarter of 2015 compared to $6.3 million in the second quarter of 2014. As a percentage of net sales, operating profit was 8.6% and 5.7% in the second quarter of 2015 and 2014, respectively. The increase in operating profit in the second quarter of 2015 versus the comparable period of 2014 was due primarily to improved product mix. Additionally, operating profit in the second quarter of 2015 included foreign currency hedge gains of $1.6 million, which partially offset the negative impact of foreign exchange rate movements on net sales and gross margin, and a LIFO liquidation benefit of $0.8 million.

Six Months
Net sales from the Performance Alloys and Composites segment of $210.9 million in the first six months of 2015 were 2% higher than net sales of $206.8 million in the first six months of 2014 due primarily to stronger sales in the industrial components and other end markets, partially offset by lower sales to the energy end market. Increased sales to the industrial components end market were due to higher shipments to the foundry and plastic segments of the market. Net sales to the energy market were lower due to a significant decline in economic activity in the oil and gas sector of the market. The increase in net sales was partially offset by $6.8 million due to the negative impact of foreign exchange rate movements, primarily related to the strengthening of the U.S. dollar versus the euro and yen, and lower copper prices on average in the first six months of 2015 as compared to the comparable period of 2014, which lowered metal pass-through prices by an estimated $3.4 million.
Value-added sales of $177.1 million in the first six months of 2015 were 4% higher than value-added sales of $169.9 million in the first six months of 2014. Excluding the impact of foreign exchange rate movements, value-added sales increased 7% in the first six months of 2015 as compared to the first six months of 2014 due to the aforementioned impacts on end market sales.
The Performance Alloys and Composites segment generated operating profit of $16.1 million in the first six months of 2015 compared to $12.5 million in the first six months of 2014. As a percentage of net sales, operating profit was 7.6% and 6.0% in the first six months of 2015 and 2014, respectively. The increase in operating profit in the first six months of 2015 versus the comparable period of 2014 was due primarily to higher volumes and improved product mix. Additionally, operating profit in the first six months of 2015 included foreign currency hedge gains of $3.4 million, which partially offset the negative impact of foreign exchange rate movements on net sales and gross margin, and a LIFO liquidation benefit of $1.9 million.

Advanced Materials

	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
(Millions)	2015	2014	2015	2014
Net sales	$131.4	$145.0	$281.3	$274.4
Value-added sales	46.7	45.0	98.4	86.6
Operating profit	7.4	12.5	16.3	17.7

Second Quarter
Net sales from the Advanced Materials segment of $131.4 million in the second quarter of 2015 were 9% lower than net sales of $145.0 million in the second quarter of 2014 due to the impact of lower pass-through metal prices of $9.7 million in the second quarter of 2015 as compared to 2014.
Value-added sales of $46.7 million in the second quarter of 2015 were 4% higher than value-added sales of $45.0 million in the second quarter of 2014. The increase in value-added sales was primarily driven by higher value-added sales to the energy end market and smaller increases across several end markets. Value-added sales to the energy end market increased $0.6 million, or 19%, in the second quarter of 2015 versus the comparable period of 2014 due to higher sales to solar and construction customers.
The Advanced Materials segment generated operating profit of $7.4 million in the second quarter of 2015 compared to $12.5 million in the second quarter of 2014. As a percentage of value-added sales, operating profit was 15.8% and 27.8% in the second quarter of 2015 and 2014, respectively. The decrease in operating profit in the second quarter of 2015 versus the comparable period of 2014 was due to the recognition of a $6.8 million insurance recovery in 2014 related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012. Improved product mix partially offset this impact.

Six Months
Net sales from the Advanced Materials segment of $281.3 million in the first six months of 2015 were 3% higher than net sales of $274.4 million in the first six months of 2014, despite the fact that lower pass-through metal prices reduced net sales by $18.1 million in the first six months of 2015 as compared to 2014.
Value-added sales of $98.4 million in the first six months of 2015 were 14% higher than value-added sales of $86.6 million in the first six months of 2014. The increase in value-added sales was primarily driven by higher value-added sales to the consumer electronics end market and smaller increases across several end markets. Value-added sales to the consumer electronics end market increased $3.5 million, or 8%, in the first six months of 2015 versus the comparable period of 2014 due to the new product introductions designed specifically for the consumer electronics industry.
The Advanced Materials segment generated operating profit of $16.3 million in the first six months of 2015 compared to $17.7 million in the first six months of 2014. As a percentage of value-added sales, operating profit was 16.6% and 20.4% in the first six months of 2015 and 2014, respectively. The decline in operating profit in the first six months of 2015 versus the comparable period of 2014 was due to the recognition in 2014 of a $6.8 million insurance recovery related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012. Improved product mix and strong value-added sales growth partially offset this impact.

Other

(Millions)	Second Quarter Ended		Six Months Ended
	Jul. 3,	Jun. 27,	Jul. 3,	Jun. 27,
	2015	2014	2015	2014
Net sales	$37.8	$33.4	$74.7	$65.7
Value-added sales	24.2	24.7	49.5	47.9
Operating profit (loss)	(3.9)	(4.2)	(5.4)	(4.6)

Second Quarter
The Other reportable segment in total includes the operating results of the Precision Coatings group and unallocated corporate costs.
Net sales for the Other reportable segment totaled $37.8 million in the second quarter of 2015 and $33.4 million in the second quarter of 2014. Including unallocated corporate costs, the Other reportable segment had an operating loss of $3.9 million in the second quarter of 2015 compared to an operating loss of $4.2 million in the second quarter of 2014.
Within the Other reportable segment, net sales for the Precision Coatings group were $38.3 million in the second quarter of 2015 as compared to $34.1 million in the second quarter of 2014, and value-added sales for the second quarter of 2015 and 2014 were $25.2 million and $24.9 million, respectively. The increase in net sales and value-added sales was due to higher sales to the medical and defense end markets, partially offset by lower sales to the consumer electronics end market. Medical end market sales were up due to an increase in sales of precision precious metal-coated polymer films for blood glucose test strip applications. Defense end market sales were higher due to the timing of government spending and programs. Lower sales to the consumer electronics end market were due to weakness in the projector display segment of the market.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $0.6 million in the second quarter of 2015 as compared to $0.5 million in the second quarter of 2014.
Within the Other reportable segment, corporate reported operating expense of $4.5 million and $4.7 million in the second quarter of 2015 and 2014, respectively.

Six Months
Net sales for the Other reportable segment totaled $74.7 million in the first six months of 2015 and $65.7 million in the first six months of 2014. Including unallocated corporate costs, the Other reportable segment had an operating loss of $5.4 million in the first six months of 2015 compared to an operating loss of $4.6 million in the first six months of 2014.
Within the Other reportable segment, net sales for the Precision Coatings group were $74.9 million in the first six months of 2015 as compared to $68.0 million in the first six months of 2014, and value-added sales for the first six months of 2015 and 2014 were $49.8 million and $48.8 million, respectively. The increase in net sales and value-added sales was due to higher sales to the medical and defense end markets, partially offset by lower sales to the consumer electronics end market. Medical end market sales were up due to an increase in sales of precision precious metal-coated polymer films for blood glucose test strip applications. Defense end market sales were higher due to the timing of government spending and programs. Lower sales to the consumer electronics end market were due to weakness in the projector display segment of the market.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $2.2 million in the first six months of 2015 as compared to $4.6 million in the first six months of 2014. The decrease in operating profit was primarily attributed to a $2.6 million gain on the sale of used equipment in the first six months of 2014.
Within the Other reportable segment, corporate reported operating expense of $7.6 million and $9.2 million in the first six months of 2015 and 2014, respectively. The reduction in operating expense was due to the recognition of insurance gains of $5.1 million mentioned previously. This gain was partially offset by higher unallocated corporate costs due to higher incentive compensation expense and domestic pension expense.
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
There were two chronic beryllium disease (CBD) cases outstanding as of the end of the second quarter of 2015. The first case was filed in 2013 and the second case was filed during the second quarter of 2015. The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
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
Based upon currently known facts and our experience with beryllium cases and assuming collectability of insurance, we do not believe that resolution of future beryllium proceedings will have a material adverse effect on our financial condition or cash flow. However, our results of operations could be materially affected by unfavorable results in one or more of these cases in the future.
LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. We believe funds from operations plus the available borrowing capacity and the current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the payment of quarterly dividends, share repurchases, environmental remediation projects, and strategic acquisitions.
As of July 3, 2015, we had $20.6 million of cash and cash equivalents, and the majority of our cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. However, we do not intend or foresee a need to repatriate these funds to the United States.
The largest capital project during the first six months of 2015 related to mine development activities. We commenced the opening of a new pit to mine proven reserves of beryllium-bearing bertrandite ore in Juab County, Utah. We expect total capital expenditures in 2015 related to this project to be in the range of $20.0 to $25.0 million. The remaining capital spending related to smaller projects covering facility and equipment modernization and other infrastructure projects.
The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in our debt covenants, was $226.4 million as of July 3, 2015. Our revolving line of credit matures in 2018. Mandatory long-term debt payments in 2015 total $0.7 million. We were in compliance with all of our debt covenants as of July 3, 2015.
The available and unused capacity under the off-balance sheet consignment lines and authorized limits established by our Board of Directors totaled $185.8 million as of July 3, 2015.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share purchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum required purchase quantity for a given year, and the purchases may be discontinued at any time. We purchased 51,150 shares at a cost of $2.0 million in the first six months of 2015. Since the approval of the repurchase plan, we have purchased 762,214 shares at a total cost of $25.0 million.
We paid dividends to our shareholders totaling $3.5 million in the first six months of 2015. Our Board of Directors increased the quarterly dividend from $0.085 per share to $0.09 per share in the second quarter of 2015. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.
CASH FLOWS

Summary of Cash flows for the six months ended July 3, 2015 and June 27, 2014

	Six Months Ended
	Jul. 3,	Jun. 27,	$
(Millions)	2015	2014	Change
Net cash provided by (used in) operating activities	$21.0	$(1.5)	$22.5
Net cash (used in) investing activities	(26.6)	(10.2)	(16.4)
Net cash provided by financing activities	13.6	6.9	6.7
Effects of exchange rate changes	(0.5)	0.1	(0.6)
Net change in cash and cash equivalents	$7.5	$(4.7)	$12.2

Net cash provided by operating activities totaled $21.0 million in the first six months of 2015 versus $1.5 million used in operating activities in the comparable prior-year period. The difference between periods is due primarily to lower working capital requirements in 2015 as compared to 2014. For the first six months of 2015, the decrease in inventory mentioned previously was partially offset by the increase in other inventory levels in our Performance Alloys and Composites segment due primarily to planned equipment shutdowns in 2015. The use of cash of $16.9 million for accounts payable and accrued expenses in 2015 is due primarily to year-end incentive compensation payments and the timing of payments. Net income generated in the first six months of 2015 offset working capital requirements.
Net cash used in investing activities was $26.6 million in the first six months of 2015 compared to $10.2 million in the prior-year corresponding period. The increase in the first six months of 2015 was due to a significant increase in mine development activities as previously mentioned. In addition, we received approximately $3.0 million of cash proceeds in the first six months of 2014 for the sale of used equipment, and there were no significant asset sales in the first six months of 2015.
Net cash provided from financing activities totaled $13.6 million in the first six months of 2015 versus $6.9 million in the prior-year corresponding period. The cash provided from financing activities was used to fund working capital requirements and capital expenditures in both periods.
DEBT

We ended the second quarter of 2015 with $44.6 million in debt, an increase of $20.3 million from the year-end 2014 balance of $24.3 million. The increase in debt was used primarily to fund our seasonal working capital requirements and capital expenditures.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals we use in production and a portion of our copper requirements on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals was $264.2 million as of July 3, 2015 versus $310.6 million as of December 31, 2014. We were in compliance with all of the covenants contained in the consignment agreements as of July 3, 2015 and December 31, 2014. For additional information on our contractual obligations, refer to page 35 of our Form 10-K for the year ended December 31, 2014.
CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to pages 38 to 41 of our Form 10-K for the year ended December 31, 2014. There have been no material changes in our critical accounting policies subsequent to the issuance of our Form 10-K.
OUTLOOK

We continue our focus on new product introductions and maintaining an active pipeline of new product development and technologies. We believe that these new products and applications will be key to sustaining our growth.
We continue to manage headwinds related to a few end markets and global financial markets. As expected, our net sales to the energy end market, in particular oil and gas exploration, were lower in the second quarter of 2015 as compared to recent quarters, and we expect this trend to continue. In addition, from a macroeconomic perspective, the continued strength of the U.S. dollar, particularly against the euro and yen, negatively impacts our net sales and operating profit and provides for increased competitive pricing pressures. The global financial markets also remain volatile due to recent developments in Greece, as well as an economic slowdown in China. The build out of the 4G telecommunications infrastructure, which was strong in the first half of 2015, is showing signs of a meaningful pullback in demand during the second half of 2015.
Despite headwinds, we continue to execute our long-term strategy, and overall we believe our profitability will improve in 2015 as compared to 2014 due to an expected increase in value-added sales, sales from new products, and other factors.

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

▪
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components, medical, automotive electronics, energy, telecommunications infrastructure, defense, commercial aerospace and science;

▪	Changes in product mix and the financial condition of customers;

▪	Our success in developing and introducing new products and new product ramp-up rates;

▪	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

▪	Our success in integrating acquired businesses;

▪	The impact of the results of acquisitions on our ability to achieve fully the strategic and financial objectives related to these acquisitions;

▪	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects;

▪	The availability of adequate lines of credit and the associated interest rates;

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The success of the realignment of our businesses; and

•	The risk factors set forth in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to pages 43 and 44 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2015 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls were effective as of July 3, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended July 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are cases alleging that plaintiffs have contracted, or have been placed at risk of contracting, beryllium sensitization or chronic beryllium disease (CBD) or other lung conditions as a result of exposure to beryllium (“beryllium cases”). The plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and demand compensatory and often punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

Beryllium Claims
As of July 3, 2015, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases, as described more fully below.
The Company is one of five defendants in a case filed on October 4, 2013 in the Superior Court of the State of Arizona, Maricopa County, titled Parmar et al. v. Dolphin, Inc. et al., CV 2013-012980. One plaintiff alleges that he contracted CBD from exposures that resulted from his employment at manufacturing facilities of Karsten Manufacturing Corporation (“Karsten”) in Arizona, and asserts claims for negligence, strict liability, and fraudulent concealment. His wife claims a loss of consortium. Another plaintiff alleges that he has been diagnosed with beryllium sensitization that resulted from his employment at Karsten, and asserts a claim for medical monitoring. Plaintiffs seek compensatory and punitive damages and/or medical monitoring in unspecified sums.
The Company is one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This is a survival and wrongful death complaint. The complaint alleges that the decedent worked at H. Kramer & Co. in California and alleges that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleges causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs seek punitive damages in connection with the strict liability and fraudulent concealment causes of action. The survival action seeks all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages.
The Company has some insurance coverage, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended July 3, 2015, we repurchased 51,150 shares under our stock buyback program at an average price of $38.71.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
April 4 through May 8, 2015	19,800	$40.00	19,800	$26,157,594
May 9 through June 5, 2015	15,675	38.09	15,675	25,560,502
June 6 through July 3, 2015	15,675	37.72	15,675	24,969,279
Total	51,150	$38.71	51,150	$24,969,279

(1)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. As of July 3, 2015, $25.0 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending July 3, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: July 31, 2015
/S/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ending July 3, 2015.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.