Form 10-Q
period 2015-10-02
MATERION Corp
filed 2015-11-02
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015

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
As of October 23, 2015, there were 20,002,054 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and nine months ended October 2, 2015 are as follows:

Consolidated Statements of Income -	2
Third quarter and nine months ended October 2, 2015 and September 26, 2014

Consolidated Statements of Comprehensive Income -	3
Third quarter and nine months ended October 2, 2015 and September 26, 2014

Consolidated Balance Sheets -	4
October 2, 2015 and December 31, 2014

Consolidated Statements of Cash Flows -	5
Nine months ended October 2, 2015 and September 26, 2014

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$244,354	$291,570	$811,233	$838,465
Cost of sales	200,351	236,727	663,548	688,359
Gross margin	44,003	54,843	147,685	150,106
Selling, general, and administrative expense	29,753	34,510	101,578	100,584
Research and development expense	2,501	3,243	9,435	9,473
Other—net	1,590	(644)	(532)	(3,177)
Operating profit	10,159	17,734	37,204	43,226
Interest expense—net	586	764	1,893	2,132
Income before income taxes	9,573	16,970	35,311	41,094
Income tax expense	2,637	4,326	9,868	11,229
Net income	$6,936	$12,644	$25,443	$29,865
Basic earnings per share:
Net income per share of common stock	$0.35	$0.62	$1.26	$1.45
Diluted earnings per share:
Net income per share of common stock	$0.34	$0.61	$1.24	$1.42
Cash dividends per share	$0.090	$0.085	$0.265	$0.250
Weighted-average number of shares of common stock outstanding:
Basic	20,087	20,490	20,128	20,579
Diluted	20,383	20,870	20,458	20,971

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Thousands)	2015	2014	2015	2014
Net income	$6,936	$12,644	$25,443	$29,865
Other comprehensive income:
Foreign currency translation adjustment	359	(2,170)	(895)	(1,455)
Derivative and hedging activity, net of tax	(1,177)	1,480	(1,778)	1,567
Pension and post-employment benefit adjustment, net of tax	901	540	2,705	10,465
Net change in accumulated other comprehensive income	83	(150)	32	10,577
Comprehensive income	$7,019	$12,494	$25,475	$40,442

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	Oct. 2,	Dec. 31,
(Thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents	$24,826	$13,150
Accounts receivable	113,961	112,780
Inventories	221,547	232,409
Prepaid expenses	16,902	14,953
Deferred income taxes	11,919	13,402
Total current assets	389,155	386,694
Long-term deferred income taxes	17,722	17,991
Property, plant, and equipment	826,286	800,671
Less allowances for depreciation, depletion, and amortization	(565,086)	(553,083)
Property, plant, and equipment—net	261,200	247,588
Intangible assets	14,312	18,559
Other assets	5,023	4,781
Goodwill	86,725	86,725
Total Assets	$774,137	$762,338
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$15,234	$653
Accounts payable	29,017	36,239
Other liabilities and accrued items	49,325	59,151
Income taxes	3,764	3,144
Unearned revenue	4,105	4,879
Total current liabilities	101,445	104,066
Other long-term liabilities	17,344	18,203
Retirement and post-employment benefits	98,093	103,891
Unearned income	47,099	51,796
Long-term income taxes	1,750	1,750
Deferred income taxes	2,232	—
Long-term debt	31,038	23,613
Shareholders’ equity
Serial preferred stock	—	—
Common stock	207,432	204,634
Retained earnings	494,745	474,633
Common stock in treasury	(148,461)	(140,938)
Other comprehensive income (loss)	(82,205)	(82,237)
Other equity transactions	3,625	2,927
Total shareholders' equity	475,136	459,019
Total Liabilities and Shareholders’ Equity	$774,137	$762,338
Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Oct. 2,	Sept. 26,
(Thousands)	2015	2014
Cash flows from operating activities:
Net income	$25,443	$29,865
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	26,069	26,808
Amortization of deferred financing costs in interest expense	497	627
Amortization of mine development costs	2,393	5,525
Stock-based compensation expense (non-cash)	4,518	3,940
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(1,583)	(15,184)
Decrease (increase) in inventory	9,928	(24,148)
Decrease (increase) in prepaid and other current assets	(1,965)	(579)
Decrease (increase) in deferred income taxes	3,841	71
Increase (decrease) in accounts payable and accrued expenses	(19,299)	2,315
Increase (decrease) in unearned revenue	(773)	760
Increase (decrease) in interest and taxes payable	896	6,017
Increase (decrease) in long-term liabilities	(5,175)	(14,976)
Other-net	54	(14)
Net cash provided by operating activities	44,844	21,027
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(24,085)	(19,843)
Payments for mine development	(16,972)	(670)
Proceeds from sale of property, plant, and equipment	43	3,084
Other investments-net	—	(2)
Net cash (used in) investing activities	(41,014)	(17,431)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	14,152	(291)
Proceeds from issuance of long-term debt	53,990	33,252
Repayment of long-term debt	(46,275)	(18,739)
Principal payments under capital lease obligations	(582)	(497)
Cash dividends paid	(5,331)	(5,156)
Repurchase of common stock	(7,129)	(15,615)
Issuance of common stock under stock option plans	—	360
Tax benefit from stock compensation realization	—	109
Net cash provided by (used in) financing activities	8,825	(6,577)
Effects of exchange rate changes	(979)	(183)
Net change in cash and cash equivalents	11,676	(3,164)
Cash and cash equivalents at beginning of period	13,150	22,774
Cash and cash equivalents at end of period	$24,826	$19,610

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (Company) contain all of the adjustments necessary to present fairly the financial position as of October 2, 2015 and December 31, 2014, and the results of operations for the three months and nine months ended October 2, 2015 and September 26, 2014. All adjustments were of a normal and recurring nature, with the exception of certain adjustments referenced in Note B. Certain amounts in prior years have been reclassified to conform to the 2015 consolidated financial statement presentation.
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of adopting this standards update on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. In ASU 2015-08, the FASB clarified the presentation of debt issuance costs related to line-of-credit arrangements as an asset is acceptable, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The standards are effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. We will adopt this ASU as required. The ASU will not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. This ASU is effective beginning in fiscal year 2018 with a provision for early adoption in 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
No other recently issued ASUs are expected to have a material effect on our results of operations, financial condition, or liquidity.
Note B — Revised Financial Statements
In the third quarter 2015, the Company identified an error relating to its stock-based compensation expense. The vesting period of awards made under the Company's 2006 Stock Incentive Plan (the “Plan”) generally has been three years and, as such, the Company recognized stock-based compensation expense ratably over the vesting period, presuming the requisite service period to be the vesting period. However, grants made pursuant to the Plan provide that the awards continue to vest if the employee retires. Accordingly, the Company has determined that the requisite service period for awards does not extend beyond the date on which an employee becomes eligible to retire, which causes the requisite service period to be the shorter of three years or the period from the grant date to the date on which each employee becomes retirement eligible. This conclusion has resulted in an acceleration of the recognition of the cost of awards to persons becoming retirement eligible within three years of the grant date.
The Company assessed the after-tax impact of this error on the current year interim periods, which would have reduced Net income by $0.7 million for the first quarter and increased Net income by $0.2 million for the second quarter. Additionally, the Company assessed the impact on prior annual periods, which would have decreased Net income by $0.4 million in 2012 and increased Net income by $0.5 million and $0.4 million in 2013 and 2014, respectively. Based on these assessments, the Company determined that the impact of the error was not material to any previously issued financial statements. However, the cumulative effect of this error was material to both the third quarter and expected full-year 2015 results. Accordingly, the Company is

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

revising its previously issued financial statements to facilitate comparisons across periods. As summarized below, Retained earnings at December 31, 2014 was adjusted by the cumulative effect of this error by $1.6 million, net of tax.
The Company has revised the Consolidated Balance Sheet as of December 31, 2014 and the Consolidated Statements of Income for the three and nine months ended September 26, 2014. The correction of this error did not result in a change to net cash provided by operating activities for the nine months ended September 26, 2014. The Company will revise additional financial statements and disclosures as applicable in future filings.

Consolidated Balance Sheet
(Thousands)	Dec. 31, 2014
	Previously Reported	Revision Adjustment	As Revised
Long-term deferred income taxes (asset)	$17,722	$269	$17,991
Deferred income taxes (liability)	617	(617)	—
Common stock	202,104	2,530	204,634
Retained earnings	476,277	(1,644)	474,633

Consolidated Statement of Income
(Thousands, except per share amounts)	Third Quarter Ended Sept. 26, 2014			Nine Months Ended Sept. 26, 2014
Selected Items	Previously Reported	Revision Adjustment	As Revised	Previously Reported	Revision Adjustment	As Revised
Selling, general, and administrative expense	$34,823	$(313)	$34,510	$100,768	$(184)	$100,584
Income tax expense	4,217	109	4,326	11,165	64	11,229
Net income	12,440	204	12,644	29,745	120	29,865

Basic earnings per share:
Net income per share of common stock	$0.61	$0.01	$0.62	$1.45	$—	$1.45
Diluted earnings per share:
Net income per share of common stock	$0.60	$0.01	$0.61	$1.42	$—	$1.42

Note C — Costs Reduction Initiatives
In the third quarter of 2015, the Company recorded realignment charges of $1.8 million in its Other reportable segment due to weakened demand in the projector display segment of the consumer electronics end market and the elimination of executive positions. The realignment charges primarily consisted of severance costs related to approximately 30 employees. The realignment charges are presented in the Consolidated Statement of Income in the following captions: $0.6 million in Cost of sales and $1.2 million in Selling, general, and administrative expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note D — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Oct. 2,	Dec. 31,
(Thousands)	2015	2014
Principally average cost:
Raw materials and supplies	$34,274	$39,559
Work in process	150,987	155,377
Finished goods	36,286	37,473
Net inventories	$221,547	$232,409
The Company recognized last-in, first-out (LIFO) liquidation benefits of $0.5 million and $2.4 million in the third quarter and first nine months of 2015, respectively, due to a forecasted reduction in year-end inventory.
Note E — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the third quarter and first nine months of 2015 and 2014 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$2,231	$1,931	$29	$34
Interest cost	2,500	2,449	139	169
Expected return on plan assets	(3,354)	(3,013)	—	—
Amortization of prior service cost (benefit)	(113)	(109)	(374)	(374)
Amortization of net loss	1,820	1,275	—	—
Net periodic benefit cost (benefit)	$3,084	$2,533	$(206)	$(171)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$6,692	$5,794	$87	$103
Interest cost	7,500	7,345	415	506
Expected return on plan assets	(10,062)	(9,038)	—	—
Amortization of prior service cost (benefit)	(337)	(326)	(1,122)	(1,123)
Amortization of net loss	5,459	3,825	—	—
Net periodic benefit cost (benefit)	$9,252	$7,600	$(620)	$(514)
The Company made contributions to the domestic defined benefit pension plans of $8.0 million in the first nine months of 2015.
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
Note F — Contingencies
Materion Brush Inc., one of the Company's wholly owned subsidiaries, is a defendant from time to time in proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs may be covered by insurance subject to deductibles which vary based on when the exposure occurred. Reserves are recorded for asserted claims only and defense costs are expensed as incurred. One CBD case remains outstanding as of the end of the third quarter of 2015, and the Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.0 million at October 2, 2015 and $4.9 million at December 31, 2014. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.
Note G — Segment Reporting

			Other
(Thousands)	Performance Alloys and Composites	Advanced Materials	Other (1)	Corporate (2)	Subtotal	Total
Third Quarter 2015
Net sales	$93,566	$113,635	$37,142	$11	$37,153	$244,354
Intersegment sales (3)	191	15,316	—	—	—	15,507
Value-added sales	79,596	44,520	25,671	(948)	24,723	148,839
Operating profit (loss)	4,547	6,950	2,273	(3,611)	(1,338)	10,159
Third Quarter 2014
Net sales	$114,208	$137,590	$39,948	$(176)	$39,772	$291,570
Intersegment sales (3)	89	15,539	—	—	—	15,628
Value-added sales	94,681	46,083	27,037	(2,162)	24,875	165,639
Operating profit (loss)	10,844	7,841	2,109	(3,060)	(951)	17,734

First Nine Months 2015
Net sales	$304,507	$394,922	$112,024	$(220)	$111,804	$811,233
Intersegment sales (3)	733	48,830	—	—	—	49,563
Value-added sales	256,697	142,952	75,438	(1,258)	74,180	473,829
Operating profit (loss)	20,677	23,289	4,512	(11,274)	(6,762)	37,204
Assets	434,416	147,172	119,869	72,680	192,549	774,137
First Nine Months 2014
Net sales	$321,011	$411,955	$107,935	$(2,436)	$105,499	$838,465
Intersegment sales (3)	502	37,666	—	—	—	38,168
Value-added sales	264,569	132,737	75,872	(3,112)	72,760	470,066
Operating profit (loss)	23,346	25,520	6,722	(12,362)	(5,640)	43,226
Assets	434,181	150,374	130,265	51,988	182,253	766,808

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
Note H — Stock-based Compensation Expense
Stock-based compensation expense was $1.2 million in both the third quarter of 2015 and the third quarter of 2014. Stock-based compensation expense was $5.9 million and $6.4 million in the first nine months of 2015 and 2014, respectively.
The Company granted approximately 56,000 stock-settled restricted stock units (RSUs) during the first nine months of 2015. These shares generally will be amortized over a vesting period of three years, or earlier if the employee is retirement

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

eligible as defined in the Plan, using the weighted average fair value per share of $37.25. Additionally, approximately 35,000 cash-settled RSUs were granted to employees during the first nine months of 2015. Because these shares are settled in cash, the liability and related expense were adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted approximately 160,000 stock appreciation rights (SARs) to certain employees in the first nine months of 2015 at a strike price of $36.81 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $13.27 per share. The SARs generally will be amortized over the vesting period of three years, or earlier if the employee is retirement eligible as defined in the Plan. The SARs expire seven years from the date of the grant.
Exercises of SARs totaled approximately 67,000 in the first nine months of 2015 and 50,000 in the first nine months of 2014.
The Company granted approximately 77,000 stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2015 at a weighted-average fair value of $33.31 per share. The fair value will be expensed over the vesting period of three years. In addition, approximately 39,000 cash-settled PRSUs were awarded to employees in the first quarter of 2015. The liability for cash-settled PRSUs is remeasured at fair value each reporting period, and the expense is recorded accordingly. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
Note I — Other-net
Other-net (income) expense for the third quarter and first nine months of 2015 and 2014 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Thousands)	2015	2014	2015	2014
Foreign currency exchange/translation (gain) loss	$(1,256)	$(450)	$(4,569)	$25
Amortization of intangible assets	1,256	1,208	3,769	3,841
Metal consignment fees	1,686	1,770	5,554	5,481
Net (gain) loss on disposal of fixed assets	2	225	310	(2,384)
Recovery from insurance	—	—	(3,800)	(6,750)
Legal settlements	(500)	(4,000)	(1,825)	(4,000)
Other items	402	603	29	610
Total	$1,590	$(644)	$(532)	$(3,177)
Note J — Income Taxes
The Company recorded income tax expense of $2.6 million in the third quarter of 2015, an effective tax rate of 27.5% against income before income taxes, and income tax expense of $4.3 million in the third quarter of 2014, with an effective tax rate of 25.5% against income before income taxes.
In the first nine months of 2015, income tax expense was $9.9 million, or 27.9% of income before income taxes, while income tax expense was $11.2 million in the first nine months of 2014, or 27.3% of income before income taxes.
The differences between the statutory and effective rates in the third quarter and first nine months of both years were due to the impact of percentage depletion, the production deduction, foreign source income and deductions, executive compensation, state and local taxes, discrete events, and other factors.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K - Depreciation and Amortization
The Company received an aggregate of $63.5 million from the U.S. Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of capital equipment acquired by the Company under a Title III contract. The Company recorded the cost of the equipment in property, plant, and equipment and the reimbursements as unearned income, a liability on the Consolidated Balance Sheets. The equipment was placed in service during the third quarter of 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In the first nine months of 2015, the depreciation expense reimbursed for this equipment was $4.7 million. Unearned income was reduced by $4.7 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.

Note L — Fair Value of Financial Instruments
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
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of October 2, 2015:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Deferred compensation investments	$2,429	$2,407	$22	$—
Foreign currency forward contracts	1,001	—	1,001	—
Total	$3,430	$2,407	$1,023	$—
Financial Liabilities
Deferred compensation liability	$2,466	$2,466	$—	$—
Foreign currency forward contracts	368	—	368	—
Total	$2,834	$2,466	$368	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheet approximate fair values as of October 2, 2015.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note M — Derivative Instruments and Hedging Activity
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
The outstanding foreign currency forward contracts had a notional value of $31.0 million as of October 2, 2015. All of these contracts were designated and effective as cash flow hedges. The net fair value of the outstanding contracts was $0.6 million, with an asset recorded in prepaid expenses and other assets and a liability recorded in other liabilities and accrued items on the Consolidated Balance Sheet as of October 2, 2015.
No ineffective expense was recorded in the third quarter or first nine months of 2015 or 2014.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first nine months of 2015 and 2014 totaled $2.2 million and $2.4 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of October 2, 2015 to the Consolidated Statements of Income during the twelve-month period beginning October 3, 2015. Refer to Note N for additional OCI details.
Note N — Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income, including the amounts reclassified out, for the third quarter and first nine months of 2015 and 2014 are as follows:

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of July 3, 2015
Gross	$2,503	$—	$2,503	$(106,276)	$(5,407)	$(109,180)
Deferred tax expense (benefit)	(474)	—	(474)	(26,418)	—	(26,892)
Net	$2,977	$—	$2,977	$(79,858)	$(5,407)	$(82,288)
Third quarter 2015 activity
Other comprehensive income (loss) before reclassifications	$(447)	$—	$(447)	$—	$359	$(88)
Amounts reclassified from accumulated other comprehensive income	(1,423)	—	(1,423)	1,396	—	(27)
Net current period other comprehensive income (loss) before tax	(1,870)	—	(1,870)	1,396	359	(115)
Deferred taxes on current period activity	(693)	—	(693)	495	—	(198)
Net current period other comprehensive income (loss) after tax	$(1,177)	$—	$(1,177)	$901	$359	$83
Accumulated other comprehensive income, as of October 2, 2015
Gross	$633	$—	$633	$(104,880)	$(5,048)	$(109,295)
Deferred tax expense (benefit)	(1,167)	—	(1,167)	(25,923)	—	(27,090)
Net	$1,800	$—	$1,800	$(78,957)	$(5,048)	$(82,205)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses On Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Accumulated other comprehensive income, as of December 31, 2014
Gross	$3,456	$—	$3,456	$(109,080)	$(4,153)	$(109,777)
Deferred tax expense (benefit)	(122)	—	(122)	(27,418)	—	(27,540)
Net	$3,578	$—	$3,578	$(81,662)	$(4,153)	$(82,237)

First nine months of 2015 activity
Other comprehensive income (loss) before reclassifications	$2,198	$—	$2,198	$14	$(895)	$1,317
Amounts reclassified from accumulated other comprehensive income	(5,021)	—	(5,021)	4,186	—	(835)
Net current period other comprehensive income (loss) before tax	(2,823)	—	(2,823)	4,200	(895)	482
Deferred taxes on current period activity	(1,045)	—	(1,045)	1,495	—	450
Net current period other comprehensive income (loss) after tax	$(1,778)	$—	$(1,778)	$2,705	$(895)	$32

Accumulated other comprehensive income, as of October 2, 2015
Gross	$633	$—	$633	$(104,880)	$(5,048)	$(109,295)
Deferred tax expense (benefit)	(1,167)	—	(1,167)	(25,923)	—	(27,090)
Net	$1,800	$—	$1,800	$(78,957)	$(5,048)	$(82,205)

Accumulated other comprehensive income, as of June 27, 2014
Gross	$31	$—	$31	$(61,597)	$1,002	$(60,564)
Deferred tax expense (benefit)	(1,390)	—	(1,390)	(10,013)	—	(11,403)
Net	$1,421	$—	$1,421	$(51,584)	$1,002	$(49,161)
Third quarter 2014 activity
Other comprehensive income (loss) before reclassifications	$2,365	$—	$2,365	$—	$(2,170)	$195
Amounts reclassified from accumulated other comprehensive income	(17)	—	(17)	833	—	816
Net current period other comprehensive income (loss) before tax	2,348	—	2,348	833	(2,170)	1,011
Deferred taxes on current period activity	868	—	868	293	—	1,161
Net current period other comprehensive income (loss) after tax	$1,480	$—	$1,480	$540	$(2,170)	$(150)
Accumulated other comprehensive income, as of September 26, 2014
Gross	$2,379	$—	$2,379	$(60,764)	$(1,168)	$(59,553)
Deferred tax expense (benefit)	(522)	—	(522)	(9,720)	—	(10,242)
Net	$2,901	$—	$2,901	$(51,044)	$(1,168)	$(49,311)

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
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income. Gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income in order to offset the impact of precious metal price movements in Cost of sales. The Company has no precious metal hedges as of October 2, 2015. Refer to Note M for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note E for additional details on pension and post-employment expenses.

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

EXECUTIVE OVERVIEW
For the third quarter and first nine months of 2015, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•
Net sales in the third quarter of 2015 were $244.4 million, a 16% decrease from net sales in the third quarter of 2014. The decrease was due primarily to the impact of lower sales volume, lower pass-through precious metal and copper prices, and the negative impact of foreign exchange rates.

•
Value-added sales decreased 10% to $148.8 million in the third quarter of 2015 compared to $165.6 million in the third quarter of 2014. The impact of foreign exchange rate movements of $2.4 million negatively impacted value-added sales in the third quarter of 2015 by 1% compared to the third quarter of 2014. Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in pass-through metal prices. Internally, we manage our business on this basis, and a reconciliation of sales to value-added sales is included herein.

•
Gross margin was $44.0 million in the third quarter of 2015 compared to $54.8 million in the third quarter of 2014. The decrease is due to a combination of lower sales volume and unfavorable product mix. In the third quarter of 2015, we also recorded $0.6 million of expense primarily for headcount reductions in our Precision Coatings group within our Other reportable segment to respond to weakening demand in the projector display segment of the consumer electronics end market.

•
Operating profit was $10.2 million in the third quarter of 2015 compared to $17.7 million in the third quarter of 2014. Operating profit for the third quarter of 2014 was adjusted to correct an error related to amortization of stock compensation expense (refer to Note B in the Consolidated Financial Statements for further details). The decrease in the third quarter of 2015 was due to lower gross margins of $10.8 million and a $2.2 million unfavorable change in Other-net, partially offset by lower selling, general, and administrative (SG&A) expense of $4.8 million. The unfavorable change in Other-net was primarily driven by a $4.0 million gain on a legal settlement recognized in the third quarter of 2014. The decrease in SG&A was due primarily to lower annual incentive compensation expense and lower selling expenses, partially offset by $1.2 million of expense related to headcount reductions in our Precision Coatings group within our Other reportable segment and the elimination of executive positions in the third quarter of 2015.

•
As a result of the aforementioned factors, overall diluted earnings per share decreased to $0.34 for the three months ended October 2, 2015 as compared to $0.61 for the three months ended September 26, 2014. For the first nine months of 2015, the overall diluted earnings per share decreased to $1.24 versus $1.42 for the same period in 2014.

•
A total of 140,290 shares of common stock were repurchased in the third quarter of 2015 for $4.4 million in the aggregate. Since the approval of a $50.0 million common stock repurchase plan by our Board of Directors in January 2014, we have purchased 902,504 shares at a total cost of $29.4 million.

RESULTS OF OPERATIONS

	Third Quarter Ended				Nine Months Ended
	Oct. 2,	Sept. 26,	$	%	Oct. 2,	Sept. 26,	$	%
(Millions, except per share data)	2015	2014	Change	Change	2015	2014	Change	Change
Net sales	$244.4	$291.6	$(47.2)	(16)%	$811.2	$838.5	$(27.3)	(3)%
Value-added sales	148.8	165.6	(16.8)	(10)%	473.8	470.1	3.7	1%
Gross margin	44.0	54.8	(10.8)	(20)%	147.7	150.1	(2.4)	(2)%
SG&A expense	29.7	34.5	(4.8)	(14)%	101.6	100.6	1.0	1%
R&D expense	2.5	3.2	(0.7)	(22)%	9.4	9.5	(0.1)	(1)%
Other—net	1.6	(0.6)	2.2	(367)%	(0.5)	(3.2)	2.7	(84)%
Operating profit	10.2	17.7	(7.5)	(42)%	37.2	43.2	(6.0)	(14)%
Interest expense—net	0.6	0.7	(0.1)	(14)%	1.9	2.1	(0.2)	(10)%
Income before income taxes	9.6	17.0	(7.4)	(44)%	35.3	41.1	(5.8)	(14)%
Income tax expense	2.7	4.4	(1.7)	(39)%	9.9	11.2	(1.3)	(12)%
Net income	$6.9	$12.6	$(5.7)	(45)%	$25.4	$29.9	$(4.5)	(15)%

Diluted earnings per share	$0.34	$0.61	$(0.27)	(44)%	$1.24	$1.42	$(0.18)	(13)%

Third Quarter

Net sales of $244.4 million in the third quarter of 2015 were $47.2 million lower than the $291.6 million recorded in the third quarter of 2014. The decrease in net sales in the third quarter of 2015 was due to lower sales volume, lower pass-through precious metal and copper prices, and the negative impact of foreign exchange rates. Sales volume was lower due primarily to weaker demand in Asian markets and the oil and gas sector of the energy market. Changes in precious metal and copper prices negatively impacted net sales in the third quarter of 2015 by approximately $17.6 million when compared to the third quarter of 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had an approximate $3.9 million negative impact on net sales in the third quarter of 2015 versus the comparable period in 2014.

Value-added sales of $148.8 million in the third quarter of 2015 decreased $16.8 million, or 10% compared to the third quarter of 2014. The impact of foreign exchange rate movements of $2.4 million negatively impacted value-added sales by 1% in the third quarter of 2015 versus the third quarter of 2014. The year-over-year decrease in value-added sales was primarily driven by lower sales in our consumer electronics, energy, and medical end markets, partially offset by increased sales to our defense and industrial components end markets. Value-added sales to the consumer electronics, energy, and medical end markets decreased year-over-year 17%, 43%, and 14%, respectively. Value-added sales to the defense and industrial components end markets increased year-over-year 34% and 10%, respectively.

Gross margin in the third quarter of 2015 was $44.0 million, or $10.8 million below the $54.8 million in gross margin recorded during the third quarter of 2014. Expressed as a percentage of value-added sales, gross margin decreased 350 basis points from 33.1% in the third quarter of 2014 to 29.6% in the third quarter of 2015. The decrease in gross margin was primarily due to a combination of lower sales volume, unfavorable product mix, and the negative impact of foreign exchange. In addition, we recorded $0.6 million of expense in 2015 primarily for headcount reductions in our Precision Coatings group within our Other reportable segment to respond to weakening demand in the projector display segment of the consumer electronics end market.

Selling, general, and administrative (SG&A) expense was $29.7 million in the third quarter of 2015, or $4.8 million lower than $34.5 million in the third quarter of 2014. The decrease in SG&A expense was due primarily to a reduction in annual incentive compensation expense driven by a reduction in operating profit and lower selling expenses. We also recorded $1.2 million of expense in the third quarter of 2015 for headcount reductions in our Precision Coatings group within our Other reportable segment and the elimination of executive positions, which partially offset these reductions.

Research and development (R&D) expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in both the third quarter of 2015 and 2014.

Other-net was $1.6 million of expense in the third quarter of 2015 as compared to $0.6 million of income in the third quarter of 2014. The main factor impacting the movement in Other-net was the recognition of a $4.0 million insurance gain in 2014 related to a settlement with a contractor for a dispute regarding construction of the Company’s beryllium pebble facility. In addition, we recognized $1.3 million of foreign currency exchange gains in the third quarter of 2015 versus $0.5 million of foreign currency exchange gains in the third quarter of 2014. Refer to Note I to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $0.6 million in the third quarter of 2015 and $0.7 million in third quarter of 2014.

Income tax expense for the third quarter of 2015 was $2.7 million versus $4.4 million in the third quarter of 2014. The effective tax rates for the third quarter of 2015 and 2014 were 27.5% and 25.5%, respectively. The effects of percentage depletion, production deduction, foreign source income, and discrete items were the primary factors for the difference between the effective and statutory rates in the third quarter of 2015 and 2014.

Nine Months

Net sales of $811.2 million in the first nine months of 2015 were $27.3 million, or 3% below the $838.5 million recorded in the first nine months of 2014. The decrease in net sales in the first nine months of 2015 was due to lower pass-through precious metal and copper prices and the negative impact of foreign exchange rates, partially offset by higher sales volume. Changes in precious metal and copper prices negatively impacted net sales in the first nine months of 2015 by approximately $42.6 million when compared to the first nine months of 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had a negative impact of approximately $12.4 million on net sales in the first nine months of 2015 versus the comparable period in 2014.

Value-added sales of $473.8 million in the first nine months of 2015 increased $3.7 million, or 1% compared to the first nine months of 2014. The impact of foreign exchange rate movements of $8.2 million negatively impacted value-added sales by 2% in the first nine months of 2015 versus the same period in 2014. The year-over-year improvement in value-added sales was primarily driven by sales growth in our industrial components and defense end markets, partially offset by lower sales to the energy and consumer electronics end markets. Value-added sales to the industrial components and defense end markets increased year-over-year 15% and 27%, respectively. Value-added sales to the energy and consumer electronics end markets decreased year-over-year 23% and 6%, respectively.

Gross margin in the first nine months of 2015 was $147.7 million, or $2.4 million below the $150.1 million in gross margin recorded during the first nine months of 2014. Expressed as a percentage of value-added sales, gross margin decreased 70 basis points from 31.9% in the first nine months of 2014 to 31.2% in the first nine months of 2015. The decrease in gross margin was primarily due to the negative impact of foreign exchange, partially offset by sales volume increases.

Selling, general, and administrative (SG&A) expense was $101.6 million in the first nine months of 2015, relatively flat compared to $100.6 million over the first nine months of 2014. SG&A expense increased primarily due to higher domestic pension expense and charges related to cost reduction initiatives, partially offset by a decrease in annual incentive compensation expense. Domestic pension expense increased in the first nine months of 2015 as compared to the same period in 2014 due to a lower discount rate used to measure the liability as of December 31, 2014, as well as new mortality rate assumptions that assume retirees are living longer. We also recorded $1.2 million of expense in the first nine months of 2015 for headcount reductions in our Precision Coatings group within our Other reportable segment and the elimination of executive positions. Annual incentive compensation expense was lower in the first nine months of 2015 versus the same period in 2014 due to a reduction in operating profit.

Research and development (R&D) expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in both the first nine months of 2015 and 2014.

Other-net totaled $0.5 million of income in the first nine months of 2015 as compared to $3.2 million of income in the first nine months of 2014. Other-net in the first nine months of 2015 included recognized gains of $5.6 million from insurance and legal settlement agreements on claims in connection with the construction of our beryllium pebble facility in Elmore, Ohio, as well as $4.6 million of foreign currency exchange gains. Other-net in the first nine months of 2014 included a $6.8 million insurance recovery related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012, a $4.0 million gain related to a legal settlement with a contractor for a dispute regarding construction of the Company’s beryllium pebble facility, and a net gain of $2.4 million related to the sale of used equipment. Refer to Note I to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $1.9 million in the first nine months of 2015 and $2.1 million in the first nine months of 2014.

Income tax expense for the first nine months of 2015 was $9.9 million versus $11.2 million in the first nine months of 2014. The effective tax rates for the first nine months of 2015 and 2014 were comparable at 27.9% and 27.3%, respectively. The effects of percentage depletion, production deduction, and foreign source income were the primary factors for the difference between the effective and statutory rates in the first nine months of 2015 and 2014.

Value-Added Sales - Reconciliation of Non-GAAP Measure

A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2015 and 2014 is as follows:

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2015	2014	2015	2014
Net sales
Performance Alloys and Composites	$93.6	$114.2	$304.5	$321.0
Advanced Materials	113.6	137.6	394.9	412.0
Other	37.2	39.8	111.8	105.5
Total	$244.4	$291.6	$811.2	$838.5

Less: pass-through metal costs
Performance Alloys and Composites	$14.0	$19.5	$47.8	$56.4
Advanced Materials	69.1	91.5	251.9	279.3
Other	12.5	15.0	37.7	32.7
Total	$95.6	$126.0	$337.4	$368.4

Value-added sales
Performance Alloys and Composites	$79.6	$94.7	$256.7	$264.6
Advanced Materials	44.5	46.1	143.0	132.7
Other	24.7	24.8	74.1	72.8
Total	$148.8	$165.6	$473.8	$470.1
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
Internally, management reviews net sales on a value-added basis. Value-added sales are a non-GAAP measure that deducts the value of the pass-through metal costs from net sales. The reporting of value-added sales allows management to assess the impact of differences in net sales between periods, segments, or markets, and analyze the resulting margins and profitability without the distortion of movements in pass-through metal costs. The dollar amount of gross margin and operating profit is not affected by the value-added sales calculation. We sell other metals and materials that are not considered direct pass-throughs, and these costs are not deducted from net sales when calculating value-added sales.
Our net sales are also affected by changes in the use of customer-supplied metal. When we manufacture a precious metal product, the customer may purchase metal from us or may elect to provide their own metal, in which case we process the metal on a toll basis and the metal value does not flow through net sales or cost of sales. In either case, we generally earn our margin based upon our fabrication efforts. The relationship of this margin to net sales can change depending upon whether or not the product was made from metal owned by us or the customer’s metal. The use of value-added sales removes the potential distortion in the comparison of net sales caused by changes in the level of customer-supplied metal.
By presenting information for net sales and value-added sales, it is our intention to allow users of our financial statements to review our net sales with and without the impact of the pass-through metals.

Segment Results
The Company consists of three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Other reportable segment includes the results of our Precision Optics and Large Area Coatings operating segments, which do not meet the quantitative thresholds for separate disclosure and are collectively referred to as our Precision Coatings group. The Other reportable segment also includes unallocated corporate costs. Refer to Note G to the Consolidated Financial Statements for additional business segment information.

Performance Alloys and Composites

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2015	2014	2015	2014
Net sales	$93.6	$114.2	$304.5	$321.0
Value-added sales	79.6	94.7	256.7	264.6
Operating profit	4.5	10.8	20.7	23.3

Third Quarter
Net sales from the Performance Alloys and Composites segment of $93.6 million in the third quarter of 2015 were 18% lower than net sales of $114.2 million in the third quarter of 2014 due primarily to lower sales volume and the negative impact of foreign exchange rate movements of $2.9 million, primarily related to the strengthening of the U.S. dollar versus the euro and yen. Net sales to the energy, medical, and consumer electronics end markets were the main drivers of lower sales, partially offset by higher sales to the defense and industrial components end markets. Net sales to the energy market were lower due to a significant decline in exploration in the oil and gas sector of the market. Medical end market sales were down due to discrete shipments made in the third quarter of 2014 related to the nuclear medicine segment of the market that did not recur in 2015. Net sales to the consumer electronics end market were lower due to weaker customer demand, particularly in Asia. Defense end market sales were higher due to the timing of government spending and related programs, and industrial components end market sales increased due to stronger sales of specialty metal alloys and products into the plastics segments of the market.
Value-added sales of $79.6 million in the third quarter of 2015 were 16% lower than value-added sales of $94.7 million in the third quarter of 2014 due to the aforementioned impacts on end market sales.
The Performance Alloys and Composites segment generated operating profit of $4.5 million in the third quarter of 2015 compared to $10.8 million in the third quarter of 2014. As a percentage of net sales, operating profit was 4.8% and 9.5% in the third quarter of 2015 and 2014, respectively. The decrease in operating profit in the third quarter of 2015 versus the comparable period of 2014 was due primarily to a reduction in gross margin from the negative impact of foreign currency and lower sales volume. These decreases were partially offset by foreign currency hedge gains of $1.4 million, which mitigated a portion of the negative impact of foreign exchange rate movements on net sales and gross margin.

Nine Months
Net sales from the Performance Alloys and Composites segment of $304.5 million in the first nine months of 2015 were 5% lower than net sales of $321.0 million in the first nine months of 2014 due primarily to the negative impact of foreign exchange rate movements of $9.6 million, primarily related to the strengthening of the U.S. dollar versus the euro and yen, and lower copper prices on average in the first nine months of 2015 as compared to the comparable period of 2014, which lowered metal pass-through prices by an estimated $5.1 million. From an end market perspective, net sales to the energy and medical end markets were weaker, partially offset by higher sales to the industrial components and defense end markets. Net sales to the energy end market were lower due to a significant decline in exploration in the oil and gas sector of the market. Medical end market sales were down primarily due to discrete shipments made in the first nine months of 2014 related to the nuclear medicine segment of the market. Increased sales to the industrial components end market were due to higher shipments to the plastics, foundry, and construction segments of the market. Defense end market sales were higher due to the timing of government spending and related programs.
Value-added sales of $256.7 million in the first nine months of 2015 were 3% lower than value-added sales of $264.6 million in the first nine months of 2014. The impact of foreign exchange rate movements negatively impacted value-added sales by 3% for the first nine months of 2015 as compared to the first nine months of 2014 due to the aforementioned impacts on end market sales.
The Performance Alloys and Composites segment generated operating profit of $20.7 million in the first nine months of 2015 compared to $23.3 million in the first nine months of 2014. As a percentage of net sales, operating profit was 6.8% and 7.3% in the first nine months of 2015 and 2014, respectively. The decrease in operating profit in the first nine months of 2015 versus the comparable period of 2014 was due primarily to the negative impact of foreign exchange rate movements of $8.6 million. This decrease was partially offset by foreign currency hedge gains of $4.6 million recorded in the first nine months of 2015, which partially offset the negative impact of foreign exchange rate movements on net sales and gross margin.

Advanced Materials

	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(Millions)	2015	2014	2015	2014
Net sales	$113.6	$137.6	$394.9	$412.0
Value-added sales	44.5	46.1	143.0	132.7
Operating profit	7.0	7.8	23.3	25.5

Third Quarter
Net sales from the Advanced Materials segment of $113.6 million in the third quarter of 2015 were 17% lower than net sales of $137.6 million in the third quarter of 2014 due to the impact of lower pass-through metal prices of $14.4 million in the third quarter of 2015 as compared to 2014 and lower sales volume.
Value-added sales of $44.5 million in the third quarter of 2015 were 3% lower than value-added sales of $46.1 million in the third quarter of 2014. The decrease in value-added sales was primarily driven by lower value-added sales to the consumer electronics end market, partially offset by smaller increases across several end markets. Value-added sales to the consumer electronics end market decreased $2.3 million, or 10%, in the third quarter of 2015 versus the comparable period of 2014 due to weaker customer demand for handset devices.
The Advanced Materials segment generated operating profit of $7.0 million in the third quarter of 2015 compared to $7.8 million in the third quarter of 2014. As a percentage of value-added sales, operating profit was 15.7% and 16.9% in the third quarter of 2015 and 2014, respectively. The decrease in operating profit in the third quarter of 2015 versus the comparable period of 2014 was due to lower sales volume.

Nine Months
Net sales from the Advanced Materials segment of $394.9 million in the first nine months of 2015 were 4% lower than net sales of $412.0 million in the first nine months of 2014 due to the impact lower pass-through metal prices of $32.9 million in the first nine months of 2015 as compared to 2014, partially offset by higher sales volume.
Value-added sales of $143.0 million in the first nine months of 2015 were 8% higher than value-added sales of $132.7 million in the first nine months of 2014. Higher value-added sales were recorded across all end markets as compared to the prior year, led by growth in the industrial components and energy end markets. Value-added sales to the industrial components end market increased $2.7 million, or 20%, in the first nine months of 2015 versus the comparable period of 2014 due primarily to strong demand in the display components segment of the market. Energy end market value-added sales increased $2.4 million, or 26%, in the first nine months of 2015 as compared to the first nine months of 2014 as a result of stronger demand from the construction and solar segments of the market.
The Advanced Materials segment generated operating profit of $23.3 million in the first nine months of 2015 compared to $25.5 million in the first nine months of 2014. As a percentage of value-added sales, operating profit was 16.3% and 19.2% in the first nine months of 2015 and 2014, respectively. The decline in operating profit in the first nine months of 2015 versus the comparable period of 2014 was due to the recognition in 2014 of a $6.8 million insurance recovery related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012. Improved value-added sales growth partially offset this impact.

Other

(Millions)	Third Quarter Ended		Nine Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2015	2014	2015	2014
Net sales	$37.2	$39.8	$111.8	$105.5
Value-added sales	24.7	24.8	74.1	72.8
Operating profit (loss)	(1.3)	(0.9)	(6.8)	(5.6)

Third Quarter
The Other reportable segment in total includes the operating results of the Precision Coatings group and unallocated corporate costs.
Net sales for the Other reportable segment totaled $37.2 million in the third quarter of 2015 and $39.8 million in the third quarter of 2014. Including unallocated corporate costs, the Other reportable segment had an operating loss of $1.3 million in the third quarter of 2015 compared to an operating loss of $0.9 million in the third quarter of 2014.
Within the Other reportable segment, net sales for the Precision Coatings group were $37.2 million in the third quarter of 2015 as compared to $39.9 million in the third quarter of 2014, and value-added sales for the third quarter of 2015 and 2014 were $25.7 million and $27.0 million, respectively. The decrease in net sales and value-added sales was due to lower sales to the consumer electronics end market, partially offset by higher sales to all other end markets. Consumer electronics end market sales were down due primarily to continued weakness in the projector display segment of the market.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $2.3 million in the third quarter of 2015 as compared to $2.1 million in the third quarter of 2014. Operating profit increased due to improved product mix, which more than offset $1.3 million of expense recorded primarily for headcount reductions to respond to weakening demand in the projector display segment of the consumer electronics end market.

Within the Other reportable segment, corporate reported operating expense of $3.6 million and $3.0 million in the third quarter of 2015 and 2014, respectively. Operating expense in 2015 included $0.5 million for the elimination of executive positions.

Nine Months
Net sales for the Other reportable segment totaled $111.8 million in the first nine months of 2015 and $105.5 million in the first nine months of 2014. Including unallocated corporate costs, the Other reportable segment had an operating loss of $6.8 million in the first nine months of 2015 compared to an operating loss of $5.6 million in the first nine months of 2014.
Within the Other reportable segment, net sales for the Precision Coatings group were $112.0 million in the first nine months of 2015 as compared to $107.9 million in the first nine months of 2014, and value-added sales for the first nine months of 2015 and 2014 were $75.4 million and $75.9 million, respectively. From an end market perspective, significant changes were recorded in the medical and consumer electronics end markets. Medical end market sales were up due to an increase in sales of precision precious metal-coated polymer films for blood glucose test strip applications. Lower sales to the consumer electronics end market were due to weakness in the projector display segment of the market.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $4.5 million in the first nine months of 2015 as compared to $6.7 million in the first nine months of 2014. The decrease in operating profit was primarily attributed to a $2.6 million gain on the sale of used equipment in the first nine months of 2014. Operating profit in 2015 also included $1.3 million of expense recorded primarily for headcount reductions to respond to weakening demand in the projector display segment of the consumer electronics end market. Improved sales volume and product mix in 2015 offset these unfavorable changes.

Within the Other reportable segment, corporate reported operating expense of $11.3 million and $12.3 million in the first nine months of 2015 and 2014, respectively. The reduction in operating expense was due to the recognition of insurance and legal settlement gains in 2015 of $5.6 million mentioned previously, as compared to a legal settlement gain of $4.0 million in 2014. This gain was partially offset by higher domestic pension expense, and $0.5 million of severance costs associated with cost reduction initiatives.
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
There was one chronic beryllium disease (CBD) case outstanding as of the end of the third quarter of 2015. This case was filed in 2013. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements. During the third quarter, in one case, which was filed during the second quarter of 2015, the court granted the demurrer filed by the Company, and dismissed all claims against the Company, without leave to amend the complaint. The case is subject to appeal.
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
As of October 2, 2015, we had $24.8 million of cash and cash equivalents, and the majority of our cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. However, we do not intend or foresee a need to repatriate these funds to the United States.
The largest capital project during the first nine months of 2015 related to mine development activities. We commenced the opening of a new pit to mine proven reserves of beryllium-bearing bertrandite ore in Juab County, Utah. We expect total capital expenditures in 2015 related to this project to be in the range of $20.0 to $25.0 million. The remaining capital spending related to smaller projects includes future business opportunities, productivity, facility and equipment modernization, and other infrastructure projects.
The available and unused borrowing capacity under the existing lines of credit, which is subject to limitations set forth in our debt covenants, was $319.8 million as of October 2, 2015. Our revolving line of credit matures in 2018. Mandatory long-term debt payments in 2015 total $0.7 million. We were in compliance with all of our debt covenants as of October 2, 2015.
The available and unused capacity under the off-balance sheet consignment lines and authorized limits established by our Board of Directors totaled $222.6 million as of October 2, 2015.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share purchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum required purchase quantity for a given year, and the purchases may be discontinued at any time. We purchased 212,165 shares at a cost of $7.1 million in the first nine months of 2015. Since the approval of the repurchase plan, we have purchased 902,504 shares at a total cost of $29.4 million.
We paid dividends to our shareholders totaling $5.3 million in the first nine months of 2015. Our Board of Directors increased the quarterly dividend from $0.085 per share to $0.09 per share in the second quarter of 2015. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.
CASH FLOWS

Summary of Cash flows for the nine months ended October 2, 2015 and September 26, 2014

	Nine Months Ended
	Oct. 2,	Sept. 26,	$
(Millions)	2015	2014	Change
Net cash provided by operating activities	$44.8	$21.0	$23.8
Net cash (used in) investing activities	(41.0)	(17.4)	(23.6)
Net cash provided by (used in) financing activities	8.8	(6.6)	15.4
Effects of exchange rate changes	(0.9)	(0.2)	(0.7)
Net change in cash and cash equivalents	$11.7	$(3.2)	$14.9
Net cash provided by operating activities totaled $44.8 million in the first nine months of 2015 versus $21.0 million provided by operating activities in the comparable prior-year period. The difference between periods is due primarily to lower working capital requirements in 2015 as compared to 2014. For the first nine months of 2015, the decrease in inventory was due to working capital reduction initiatives, primarily in the Performance Alloys and Composites segment. The use of cash of $19.3 million for accounts payable and accrued expenses in 2015 is due primarily to year-end incentive compensation payments and the timing of payments. Net income generated in the first nine months of 2015 more than offset working capital requirements.

Net cash used in investing activities was $41.0 million in the first nine months of 2015 compared to $17.4 million in the prior-year corresponding period. The increase in the first nine months of 2015 was due to a significant increase in mine development activities as previously mentioned. In addition, we received approximately $3.1 million of cash proceeds in the first nine months of 2014 for the sale of used equipment, and there were no significant asset sales in the first nine months of 2015.
Net cash provided by financing activities totaled $8.8 million in the first nine months of 2015 versus net cash used in financing activities of $6.6 million in the prior-year corresponding period. There were higher borrowings in 2015 to fund mine development activities and a decrease in the amount of share repurchases in 2015 as compared to 2014.
DEBT

We ended the third quarter of 2015 with $46.3 million in debt, an increase of $22.0 million from the year-end 2014 balance of $24.3 million. The increase in debt was used primarily to fund our capital expenditures and seasonal working capital requirements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals we use in production and a portion of our copper requirements on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals was $231.2 million as of October 2, 2015 versus $310.6 million as of December 31, 2014. We were in compliance with all of the covenants contained in the consignment agreements as of October 2, 2015 and December 31, 2014. For additional information on our contractual obligations, refer to page 35 of our Form 10-K for the year ended December 31, 2014.
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
We continue to manage headwinds related to a few end markets and global financial markets. As expected, our net sales to the energy end market, in particular oil and gas exploration, were lower in the third quarter of 2015 as compared to recent quarters, and we expect this market to remain weak the remainder of the year. In addition, from a macroeconomic perspective, the continued strength of the U.S. dollar, particularly against the euro and yen, negatively impacts our net sales and operating profit and provides for increased competitive pricing pressures. Global financial markets also remain volatile, and China continues to experience an economic slowdown. We are experiencing the pullback in demand related to the build out of the 4G telecommunications infrastructure, which was strong in the first half of 2015. We expect this demand slowdown to continue for the remainder of 2015.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of October 2, 2015 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting that existed as of October 2, 2015, as described below.
b)Management’s Report on Internal Control over Financial Reporting
During the third quarter 2015, the Company identified a deficiency in the Company’s internal control over financial reporting that constitutes a material weakness as of October 2, 2015. Specifically, management's review controls were not designed properly to detect errors in the manner in which the Company had been amortizing stock compensation expense for retirement eligible employees. This deficiency allowed errors to go undetected, and management has assessed the potential magnitude and concluded this represents a material weakness in the Company's internal control over financial reporting (refer to Note B in the Consolidated Financial Statements for further details) as of October 2, 2015. Despite the existence of this material weakness, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.
During the fourth quarter of 2015, specific actions are being implemented to remediate the above identified material weakness including: improving processes, implementing additional controls and strengthening management’s review controls.
c)Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of October 2, 2015, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case, as described more fully below.
The Company is one of five defendants in a case filed on October 4, 2013 in the Superior Court of the State of Arizona, Maricopa County, titled Parmar et al. v. Dolphin, Inc. et al., CV 2013-012980. One plaintiff alleges that he contracted CBD from exposures that resulted from his employment at manufacturing facilities of Karsten Manufacturing Corporation (Karsten) in Arizona, and asserts claims for negligence, strict liability, and fraudulent concealment. His wife claims a loss of consortium. Another plaintiff alleges that he has been diagnosed with beryllium sensitization that resulted from his employment at Karsten, and asserts a claim for medical monitoring. Plaintiffs seek compensatory and punitive damages and/or medical monitoring in unspecified sums.
The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This is a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs sought punitive damages in connection with the strict liability and fraudulent concealment causes of action. The survival action sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court granted the demurrer, dismissing all claims against the Company, without leave to amend the complaint. The case is subject to appeal.
The Company has some insurance coverage, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended October 2, 2015, we repurchased 140,290 shares under our stock buyback program at an average price of $31.23.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
July 4 through August 7, 2015	33,490	$33.44	33,490	$23,849,357
August 8 through September 4, 2015	48,000	30.66	48,000	22,377,645
September 5 through October 2, 2015	58,800	30.43	58,800	20,588,268
Total	140,290	$31.23	140,290	$20,588,268

(1)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. As of October 2, 2015, $20.6 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended October 2, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: November 2, 2015
/S/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

11	Statement regarding computation of per share earnings.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended October 2, 2015.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted electronically herewith.