Form 10-K
period 2015-12-31
MATERION Corp
filed 2016-02-25
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 3, 2015 was $692,971,291.
As of February 18, 2016, there were 20,006,999 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of shareholders to be held on May 4, 2016 are incorporated by reference into Part III.

MATERION CORPORATION
Index to Annual Report
On Form 10-K for
Year Ended December 31, 2015

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2016;

▪	Our ability to strengthen our internal control over financial reporting and disclosure controls and procedures;

▪	The global economy;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

▪
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, and science;

▪	Changes in product mix and the financial condition of customers;

▪	Our success in developing and introducing new products and new product ramp-up rates;

▪	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

▪	Our success in identifying acquisition candidates and in acquiring and integrating such businesses;

▪	The impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions;

▪	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects;

▪	The availability of adequate lines of credit and the associated interest rates;

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
Materion Corporation (our, we, or the Company), through its wholly owned subsidiaries, is an integrated producer of high performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous end markets, including consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, and science. As of December 31, 2015, we had approximately 2,450 employees.
Our businesses are organized under three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Precision Coatings group, which includes the Precision Optics and Large Area Coatings businesses, is included in the Other segment. The Other reportable segment also includes unallocated corporate costs.
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

•
Strip products, the largest of the product families, include thin gauge precision strip and thin diameter rod and wire. These copper and nickel alloys provide a combination of high conductivity, high reliability, and formability for use as connectors, contacts, switches, relays, shielding, and bearings. Major end markets for strip products include consumer electronics, telecommunications infrastructure, automotive electronics, appliance, and medical. Performance Metals strip product form competes with strip from many companies around the world that produce alloys with similar properties as beryllium and non-beryllium-containing alloys. Key competitors include NGK Insulators, Global Brass and Copper, Inc.; Wieland Electric, Inc.; Aurubis Stolberg GmbH, Diehl Metall Stiftung & Co. KG; Nippon Mining, and PMX Industries, Inc.

•
Bulk products are copper and nickel-based alloys manufactured in plate, rod, bar, tube, and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity, or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products' net sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas drilling and production components, bearings, bushings, welding rods, plastic mold tooling, and undersea telecommunications housing equipment. Major end markets for bulk products include industrial components, commercial aerospace, energy, and telecommunications infrastructure. Performance Metals' bulk products compete with companies around the world that produce alloys with similar properties. Key competitors include NGK Insulators, International Beryllium Corp., Ningxia Orient Tantalum Industry Co., Ltd. in China, Ulba Metallurgical JSC of Kazakhstan, Le Bronze Industriel, KME Germany AG & Co. KG; Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, and Chuetsu Metal Works Ltd. Japan.
Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers and outside distributors and agents. Additional facilities are located in California, Arizona, and England.

•
Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, for beryllium products. Net sales of beryllium hydroxide to NGK Insulators, Ltd. from the Utah operations were approximately 5% of Performance Metals’ total net sales in each of the three most recent years.

•
Beryllium products manufactures beryllium and aluminum metal matrix composites (MMCs), beryllia ceramics, and bulk metallic glass materials. These materials are used in applications that require high stiffness and/or low density, and they tend to be premium-priced due to their unique combination of properties. Defense and science are the largest markets for beryllium products, while other end markets served include industrial components, commercial aerospace, medical, energy, and telecommunications infrastructure. Products are also sold for acoustics, optical scanning, and performance automotive applications. While Performance Metals is the only domestic producer of metallic beryllium, it competes primarily with designs utilizing other materials including metals, MMCs, and organic composites. Our aluminum powder metal MMCs compete with DWA Aluminum Composites and cast MMCs made by Duralcan USA. Electronic components utilizing beryllia and alumina ceramics are used in the industrial components, medical, defense, telecommunications infrastructure, commercial aerospace, and science end markets. Direct competitors include American Beryllia Inc., CBL Ceramics Limited, and CoorsTek, Inc. Manufacturing facilities for beryllium products are located in Ohio, California, Arizona, and England.

Technical Materials produces strip metal products with clad inlay and overlay metals, including precious and base metals electroplated systems, electron beam welded systems, contour profiled systems, and solder-coated metal systems. This operating unit is located in Lincoln, Rhode Island and shares service and distribution centers with Performance Metals in Europe and Asia. These specialty strip metal products provide a variety of thermal, electrical, or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or other base metal to be applied in continuous strip form only where it is needed, reducing the material cost to the customer, as well as providing design flexibility and performance. Major applications for these products include connectors, contacts, power lead frames, and semiconductors, while the largest end markets are automotive electronics and consumer electronics. The energy and medical end markets are smaller but offer further growth opportunities. Technical Materials' products are manufactured at our Lincoln, Rhode Island facility and are sold directly and through its sales representatives. Technical Materials' major competitors include Heraeus Inc., AMI Doduco, Inc., and other North American continuous strip and plating companies.

Performance Alloys and Composites — Sales and Backlog
Net sales for this segment were $394.8 million, or 39% of total net sales, in 2015; $433.3 million, or 38% of total net sales, in 2014; and $422.9 million, or 36% of total net sales, in 2013. Value-added sales were $335.1 million, or 54% of total value-added sales, in 2015; $358.5 million, or 56% of total value-added sales, in 2014; and $339.9 million, or 56% of total value-added sales, in 2013. As of December 31, 2015, Performance Alloys and Composites had approximately 1,330 employees.
Sales were made to approximately 2,000 customers in 2015. Government sales in 2015, 2014, and 2013 accounted for less than 1% of segment sales. Sales outside the United States, principally to Europe and Asia, accounted for approximately 43% of net segment sales in 2015, 46% of net segment sales in 2014, and 45% of net segment sales in 2013. Other segment reporting and geographic information is contained in Note C to the Consolidated Financial Statements, which can be found in Item 8 of this Form 10-K and which is incorporated herein by reference.
The backlog of unshipped orders for Performance Alloys and Composites as of December 31, 2015, 2014, and 2013 was $98.6 million, $144.2 million, and $178.8 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all the backlog of orders for this segment as of December 31, 2015 will be filled during 2016.

Performance Alloys and Composites — Research and Development
Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $5.9 million in 2015, $6.3 million in 2014, and $5.4 million in 2013. A staff of 10 scientists, engineers, and technicians was employed in this effort as of December 31, 2015.
ADVANCED MATERIALS
Advanced Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms, high temperature braze materials, and ultra-fine wire. These products are used in semiconductor, wireless, LED, and data storage applications within the consumer electronics, industrial components, and telecommunications infrastructure end markets. Other key end markets for these products include energy, medical, defense, and science. Advanced Materials also has metal recovery operations and in-house refineries that allow for the reclaim of precious metals from internally generated or customers’ scrap.
Advanced Materials products are sold directly from its facilities throughout the United States, Asia, and Europe, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Eastman Chemical Company, Heraeus Inc., Honeywell International, Inc.; Johnson Matthey plc, Praxair, Inc.; Solar Applied Materials Technology Corp., Sumitomo Metals Industries, Ltd.; and Tanaka Holding Co., Ltd., as well as a number of smaller regional and national suppliers.
The majority of the sales into the consumer electronics end market from this segment are vapor deposition targets, lids, wire, other related precious and non-precious metal products, and advanced chemicals for semiconductors and other microelectronic applications. These materials are used in wireless, LED, handheld devices and other applications, as well as in a number of applications within the defense end market. Since we are an up-front material supplier, changes in our consumer electronics sales levels do not necessarily correspond to changes in the end-use consumer demand in the same period due to down-stream inventory positions, the time to develop and deploy new products, and manufacturing lead times and scheduling. While our product and market development efforts allow us to capture new applications, we may lose existing applications and customers from time to time due to the rapid change in technologies and other factors.
Advanced Materials — Sales and Backlog
Net sales for this segment were $482.3 million, or 47% of total net sales, in 2015; $547.3 million, or 49% of total net sales, in 2014; and $592.0 million, or 51% of total net sales, in 2013. Value-added sales were $182.8 million, or 30% of total value-added sales, in 2015; $181.0 million, or 28% of total value-added sales, in 2014; and $168.6 million, or 28% of total value-added sales, in 2013. As of December 31, 2015, Advanced Materials had approximately 660 employees.
Sales were made to approximately 1,700 customers in 2015. Government sales accounted for less than 1% of the sales volume in 2015, 2014, and 2013. Sales outside the United States, principally to Europe and Asia, accounted for approximately 37% of net segment sales in 2015, 29% of net segment sales in 2014, and 22% of net segment sales in 2013. Other segment reporting and geographic information is contained in Note C to the Consolidated Financial Statements, which can be found in Item 8 of this Form 10-K and which is incorporated herein by reference.
The backlog of unshipped orders for Advanced Materials as of December 31, 2015, 2014, and 2013 was $22.0 million, $17.8 million, and $19.2 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2015 will be filled during 2016.
Advanced Materials — Research and Development
Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for Advanced Materials amounted to $2.9 million in 2015, $2.6 million in 2014, and $3.3 million in 2013. A staff of 16 scientists, engineers, and technicians was employed in this effort as of December 31, 2015.
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
Precision Coatings products are sold directly from its facilities throughout the United States and Asia, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as JDS Uniphase Corporation and Saint-Gobain S.A. and a number of smaller regional and national suppliers.
Other — Sales and Backlog
Net sales for this segment were $148.2 million, or 14% of total net sales, in 2015; $146.3 million, or 13% of total net sales, in 2014; and $152.0 million, or 13% of total net sales, in 2013. Value-added sales were $99.3 million, or 16% of total value-added sales, in 2015; $97.6 million, or 15% of total value-added sales, in 2014; and $100.6 million, or 17% of total value-added sales, in 2013. As of December 31, 2015, Other had approximately 460 employees.
Sales were made to approximately 340 customers in 2015. Government sales accounted for less than 1% of the sales volume in 2015, 2014, and 2013. Sales outside the United States, principally to Europe and Asia, accounted for approximately 25% of net segment sales in 2015, 27% of net segment sales in 2014, and 24% of net segment sales in 2013. Other segment reporting and geographic information is contained in Note C to the Consolidated Financial Statements, which can be found in Item 8 of this Form 10-K and which is incorporated herein by reference.
The backlog of unshipped orders for Precision Coatings as of December 31, 2015, 2014, and 2013 was $36.4 million, $35.0 million, and $34.4 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders for this segment at December 31, 2015 will be filled during 2016.
Other — Research and Development
Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development for Precision Optics and Large Area Coatings amounted to $4.0 million in 2015, $4.0 million in 2014, and $4.7 million in 2013. A staff of eight scientists, engineers, and technicians was employed in this effort as of December 31, 2015.
GENERAL
Availability of Raw Materials
The principal raw materials we use are aluminum, beryllium, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. Ore reserve data can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The availability of these raw materials, as well as other materials used by us, is adequate and generally not dependent on any one supplier.
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
Standards for exposure to beryllium are under review by the United States Occupational Safety and Health Administration (OSHA) and by other governmental and standard-setting organizations. One result of these reviews will likely be more stringent worker safety standards. Some organizations, such as the California Occupational Health and Safety Administration and the American Conference of Governmental Industrial Hygienists, have adopted standards that are more stringent than the current standards of OSHA. The development, proposal, or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
Executive Officers of the Registrant

Name	Age	Positions and Offices

Richard J. Hipple	63
Chairman of the Board, President and Chief Executive Officer. In May 2006, Mr. Hipple was named Chairman of the Board and Chief Executive Officer of Materion Corporation. He had served as President since May 2005. He was Chief Operating Officer from May 2005 until May 2006. Mr. Hipple served as President of Performance Alloys from May 2002 until May 2005. He joined the Company in July 2001 as Vice President of Strip Products, Performance Alloys and served in that position until May 2002. Prior to joining Materion Corporation, Mr. Hipple was President of LTV Steel Company, a business unit of the LTV Corporation (integrated steel producer and metal fabricator). Prior to running LTV’s steel business, Mr. Hipple held numerous leadership positions in engineering, operations, strategic planning, sales and marketing, and procurement since 1975 at LTV. Mr. Hipple has served on the Board of Directors of Ferro Corporation since 2007 and the Board of Directors of KeyCorp since 2012.

Joseph P. Kelley	43
Vice President, Finance and Chief Financial Officer.   Mr. Kelley was appointed Vice President, Finance and Chief Financial Officer effective January 2015. He had served as Vice President Finance since October 2013 and as Vice President, Finance for the Advanced Materials Group from December 2011 until October 2013. Prior to joining Materion, Mr. Kelley served as Vice President of Planning and Investor Relations at PolyOne Corporation (specialized polymer materials, services, and solutions) since 2009. Earlier, he had served in progressively responsible financial management positions in North America and Europe with Lincoln Electric Holdings, Inc.; CNH Global NV, Lante Corporation, and PricewaterhouseCoopers LLP.

Gregory R. Chemnitz	58
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
A substantial number of our customers are in the consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, and science industries. Each of these industries is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the U.S. dollar, the strength of the consumer electronics, automotive electronics, and oil and gas industries, the rate of construction of telecommunications infrastructure equipment, and government spending on defense.
Also, in times when growth rates in our markets are lower, there may be temporary inventory adjustments by our customers that may negatively affect our business.
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, and our annual performance will be affected by the fluctuations.
We expect seasonal patterns to continue, which may cause our quarterly results to fluctuate. For example, the Christmas season generates increased demand from our customers that manufacture consumer products. If our revenue during any quarter were to fall below the expectations of investors or securities analysts, our share price could decline, perhaps significantly. Unfavorable economic conditions, lower than normal levels of demand, and other occurrences in any quarter could also harm our results of operations. For example, we have experienced customers building inventory in anticipation of increased demand, whereas in other periods, demand decreased because our customers had excess inventory.
A portion of our revenue is derived from the sale of defense-related products through various contracts and subcontracts. These contracts may be suspended, canceled, or delayed, which could have an adverse impact on our revenues.
In 2015, 8% of our value-added sales was derived from sales to customers in the defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
The markets for our products are experiencing rapid changes in technology.
We operate in markets characterized by rapidly changing technology and evolving customer specifications and industry standards. New products may quickly render an existing product obsolete and unmarketable. For example, for many years thermal and mechanical performance have been at the forefront of device packaging for wireless communications infrastructure devices. In recent years, a tremendous effort has been put into developing simpler packaging solutions comprised of copper and other similar components. Our growth and future results of operations depend in part upon our ability to enhance existing products and introduce newly developed products on a timely basis that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer specifications, achieve market acceptance, and respond to our competitors’ products.
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
In certain product applications, we compete with manufacturers of non-beryllium-containing products, including organic composites, metal alloys or composites, titanium, and aluminum. Our customers may choose to use substitutes for beryllium-containing products in their products for a variety of reasons, including, among other things, the lower costs of those substitutes, the health and safety concerns relating to these products, and the risk of litigation relating to beryllium-containing products. If our customers use substitutes for beryllium-containing products in their products, the demand for beryllium-containing products may decrease, which could reduce our net sales.
Our long and variable sales and development cycle makes it difficult for us to predict if and when a new product will be sold to customers.
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
We manufacture advanced engineered materials using various precious and non-precious metals, including aluminum, beryllium, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. The availability of, and prices for, these raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the U.S. dollar exchange rate, production costs of U.S. and foreign competitors, anticipated or perceived shortages, and other factors. Precious metal prices, including prices for gold and silver, have fluctuated significantly in recent years. Higher prices can cause adjustments to our inventory carrying values, whether as a result of quantity discrepancies, normal manufacturing losses, differences in scrap rates, theft or other factors, which could have a negative impact on our profitability and cash flows. Also, the price of our products will generally increase in tandem with rising metal prices, as a result of changes in precious metal prices that are passed through to our customers, which could deter them from purchasing our products and adversely affect our net sales.
Further, we maintain some precious metals and copper on a consigned inventory basis. The owners of the precious metals and copper charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price of precious metals or the consignment fee could increase our financing costs, which could increase our operating costs.
Utilizing precious metals in the manufacturing process creates challenges in physical inventory valuations that may impact earnings.
We manufacture precious, non-precious, and specialty metal products and also have metal cleaning operations and in-house refineries that allow for the reclaim of precious metals from internally generated or customer scrap. We refine that scrap through our internal operations and externally through outside vendors.
When taking periodic physical inventories in our refinery operations, we reconcile the actual precious metals to what was estimated prior to the physical inventory count. Those estimates are based on assays or samples of precious metals taken during the refining process. If those estimates are inaccurate, we may have an inventory long (more physical precious metal than what we had estimated) or short (less physical precious metal than what we had estimated). These fluctuations could have a material impact on our financial statements and may impact earnings. For example, our 2013 gross margin was reduced by a net quarterly physical inventory adjustment totaling $2.2 million at our Albuquerque, New Mexico facility within the Advanced Materials segment. Higher precious metal prices may magnify the value of any potential inventory long or short.

Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock.

We are required to maintain effective internal control over financial reporting to provide reasonable assurance with respect to the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles.  Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading, which could adversely affect the trading price of our common stock. If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition, and operating results could be harmed. Any significant deficiency or material weakness in our internal control over financial reporting could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing on favorable terms or at all could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our securities, and require us to incur additional costs to improve our internal control systems and procedures.
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
Some of our facilities are interdependent. For instance, our manufacturing facility in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Reading, Pennsylvania; Fremont, California; and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility, and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. The destruction or closure of any of our manufacturing facilities or our mine for a significant period of time as a result of harsh weather, fire, explosion, act of war or terrorism, or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business, and impair our ability to deliver our products on a timely basis. In such an event, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
Many of our manufacturing facilities depend on one source for electric power and for natural gas. For example, Utah Power is the sole supplier of electric power to the processing facility for our mining operations in Utah. A significant interruption in service from one or more of our energy suppliers due to equipment failures, terrorism, or any other cause may result in substantial losses that are not fully covered by our business interruption insurance. Any substantial unmitigated interruption of our operations due to these conditions could harm our ability to meet our customers’ demands and reduce our net sales.
If the price of electrical power, fuel, or other energy sources increases, our operating expenses could increase significantly.
We have numerous milling and manufacturing facilities and a mining operation, which depend on electrical power, fuel, or other energy sources. Our operating expenses are sensitive to changes in electricity prices and fuel prices, including natural gas prices. Prices for electricity and natural gas may increase and can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed, and we may not be able to purchase energy at historical market rates. While we have some long-term contracts with energy suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. Although we enter into forward-fixed price supply contracts for natural gas and electricity for use in our operations, those contracts are of limited duration and do not cover all of our fuel or electricity needs. Additionally, price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may increase our cost of operations.
Disruptions or volatility in global financial markets could adversely impact our financial performance.
Global economic conditions may cause volatility and disruptions in the capital and credit markets. Should global economic conditions deteriorate or access to credit markets be reduced, customers may experience difficulty in obtaining adequate financing, thereby impacting our net sales. Our exposure to bad debt losses may also increase if customers are unable to pay for products previously ordered. Negative or uncertain financial and macroeconomic conditions may have a significant adverse impact on our sales, profitability, and results of operations. If current global economic conditions deteriorate, it could trigger an economic downturn of the same severity as the one experienced in 2008 and 2009. This could have a negative impact on our sales.
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
Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly increase the unfunded liability of our plans. Should the pension asset return fall below our expectations, it is likely that future pension expenses would increase. The actual return on our plan assets for the year ended December 31, 2015 was a loss of approximately 3.0%. For pension accounting purposes in 2015, we assumed a 7.25% expected rate of return on pension assets.
We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense. As of December 31, 2015, for pension accounting purposes, we assumed a 4.375% discount rate for our domestic defined benefit plan compared to 4.0% as of December 31, 2014.
Based on current guidelines, assumptions, and estimates, including stock market prices and interest rates, we anticipate that we will make cash contributions of approximately $16.0 million to our pension plan in 2016. If our current assumptions and estimates are not correct, contributions in 2016 and beyond may be greater than our current or future projections.
We cannot predict whether changing market or economic conditions, regulatory changes, or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.
Our expenditures for post-employment health benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.
We provide post-employment health benefits to eligible employees. Our retiree health expense is directly affected by the assumptions we use to measure our retiree health plan obligations, including the assumed rate at which health care costs will increase and the discount rate used to calculate future obligations. For retiree health accounting purposes, we have used a graded assumption schedule to assume the rate at which health care costs will increase. At December 31, 2015 and December 31, 2014, we assumed rates of 7.0%. We have assumed that this health care cost increase trend rate will decline in 0.5% increments to the ultimate trend rate of 5.0% by 2020.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in assumed health care cost trend rates would have increased the post-employment benefit obligation by $0.3 million at December 31, 2015.
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
A goodwill impairment charge may be triggered by a reduction in actual and projected cash flows, which could be negatively impacted by the market price of our common shares. Our goodwill balance at December 31, 2015 was $86.7 million. Any required non-cash impairment charge could significantly reduce this balance and have a material adverse impact on our reported financial position and results of operations.
A major portion of our bank debt consists of variable-rate obligations, which subjects us to interest rate fluctuations.
Our credit facilities are secured by substantially all of our assets (other than non-mining real property and certain other assets). Our working capital line of credit includes variable-rate obligations, which expose us to interest rate risks. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income. We have developed a hedging strategy to manage the risks associated with interest rate fluctuations, but our program may not effectively eliminate all of the financial exposure associated with interest rate fluctuations. Additional information regarding our market risks is contained in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
We may be unable to access the financial markets on favorable terms.
The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact our ability to sustain and grow our business and would increase our capital costs. In particular, the substantial volatility in world capital markets due to the 2008 and 2009 global economic crisis has had a significant negative impact on the global financial markets.
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
The terms of our credit facilities require us to comply with various covenants, including financial covenants. In the event of a global economic downturn, it could have a material adverse impact on our earnings and cash flow, which could adversely affect our ability to comply with our financial covenants and could limit our borrowing capacity. Our ability to comply with these covenants depends, in part, on factors over that we may have no control. A breach of any of these covenants could result in an event of default under one or more of the agreements governing our indebtedness which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. Acceleration of any of our indebtedness could result in cross-defaults under our other debt instruments. Our assets and cash flow may be insufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon an event of default, in which case we may be required to seek legal protection from our creditors.
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
We are active in pursuing niche acquisitions. We intend to continue to consider further growth opportunities through the acquisition of assets or companies and routinely review acquisition opportunities. We cannot predict whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size, and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms, or at all. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition.
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
A significant portion of our net sales is conducted in international markets and priced in currencies other than the U.S. dollar. Revenues from customers outside of the United States (principally Europe and Asia) amounted to 38% of net sales in 2015, 35% in 2014, and 31% in 2013. Significant fluctuations in currency values relative to the U.S. dollar may negatively affect our financial performance. In the past, fluctuations in currency exchange rates, particularly for the euro and the yen, have impacted our sales, margins, and profitability. For example, during 2015, our competitors' pricing in euros and yen had a competitive advantage due to the strong U.S. dollar. The fair value of our net assets relating to outstanding foreign currency contracts was $0.3 million at December 31, 2015, indicating that the average hedge rates were favorable compared to the actual year-end market exchange rates. While we may hedge our currency transactions to mitigate the impact of currency price volatility on our earnings, hedging activities may not be successful. For example, hedging activities may not cover the Company’s net euro and yen exposure, which could have an unfavorable impact on our results of operations.
Our products are deployed in complex applications and may have errors or defects that we find only after deployment.
Our products are highly complex, designed to be deployed in complicated applications, and may contain undetected defects, errors, or failures. Although our products are generally tested during manufacturing, prior to deployment, they can only be fully tested when deployed in specific applications. For example, we sell beryllium-copper alloy strip products in a coil form to some customers, who then stamp the alloy for its specific purpose. On occasion, it is not until such customer stamps the alloy that a defect in the alloy is detected. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors, or failures could result in installation delays, product returns, termination of contracts with our customers, diversion of our resources, increased service and warranty costs, and other losses to our customers, end users, or to us. Any of these occurrences could also result in the loss of, or delay in, market acceptance of our products, and could damage our reputation, which could reduce our net sales.
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
We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. However, our technology infrastructure is potentially vulnerable to physical or electronic break-ins, computer viruses, or similar problems. If a person or entity circumvents our security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information, or cause interruptions in our operations. Interruptions in our operations could adversely affect our results. Additionally, we may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability, and any additional investment to remedy or prevent such breaches could harm our financial condition and operating results.
We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
We sell to customers outside of the United States from our United States and international operations. We have been and are continuing to expand our geographic reach in Europe and Asia. Revenue from international operations (principally Europe and Asia) accounted for approximately 38% in 2015, 35% in 2014, and 31% in 2013 of net sales. We anticipate that international shipments will account for a significant portion of our net sales for the foreseeable future. There are a number of risks associated with international business activities, including:

•
burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements, and unexpected changes in any of these factors;

•	difficulty in obtaining export licenses from the U.S. Government;

•	political and economic instability and disruptions, including terrorist attacks;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	potentially adverse tax consequences due to overlapping or differing tax structures; and

•	fluctuations in currency exchange rates.
Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial position, results of operations, or cash flows.
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations or other anti-bribery laws, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
During the ordinary conduct of our business, we may become involved in certain legal proceedings, including those involving product liability claims, third-party lawsuits relating to exposure to beryllium, and claims against us of infringement of intellectual property rights of third parties. Due to the uncertainties of litigation, we can give no assurance that we will prevail at the conclusion of future claims. Certain of these matters involve types of claims that, if they result in an adverse ruling to us, could give rise to substantial liability, which could have a material adverse effect on our business, operating results, or financial condition.
Although we have insurance which may be applicable in certain circumstances, some jurisdictions preclude insurance coverage for punitive damage awards. Accordingly, our profitability could be adversely affected if any current or future claimants obtain judgments for any uninsured compensatory or punitive damages. Further, an unfavorable outcome or settlement of a pending beryllium case or adverse media coverage could encourage the commencement of additional similar litigation.
Health issues, litigation, and government regulations relating to our beryllium operations could significantly reduce demand for our products, limit our ability to operate, and adversely affect our profitability.
If exposed to respirable beryllium fumes, dusts, or powder, some individuals may demonstrate an allergic reaction to beryllium and may later develop a chronic lung disease known as chronic beryllium disease (CBD). Some people who are diagnosed with CBD do not develop clinical symptoms at all. In others, the disease can lead to scarring and damage of lung tissue, causing clinical symptoms that include shortness of breath, wheezing, and coughing. Severe cases of CBD can cause disability or death.
Further, some scientists claim there is evidence of an association between beryllium exposure and lung cancer, and certain standard-setting organizations have classified beryllium and beryllium compounds as human carcinogens.
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2015, we had one CBD case outstanding.
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
We are subject to a variety of governmental regulations relating to the environment, including those relating to our handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for non-compliance. Others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), impose strict, retroactive, and joint and several liability upon entities responsible for releases of hazardous substances. Bertrandite ore mining is also subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. Future requirements could impose on us significant additional costs or obligations with respect to our extraction, milling, and processing of ore. If we fail to comply with present and future environmental laws and regulations, we could be subject to liabilities or our operations could be interrupted. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our bertrandite ore deposits. These environmental laws and regulations could also require us to acquire costly equipment, obtain additional financial assurance, or incur other significant expenses in connection with our business, which would increase our costs of production.
Natural disasters, equipment failures, work stoppages, bankruptcies, and other unexpected events may lead our customers to curtail production or shut down their operations.
Our customers’ manufacturing operations are subject to conditions beyond their control, including raw material shortages, natural disasters, interruptions in electrical power or other energy services, equipment failures, bankruptcies, work stoppages due to strikes or lockouts, including those affecting the automotive industry, which is one of our major markets, and other unexpected events. Catastrophic events could also affect other suppliers to our customers, or could cause our customers to curtail production or to shut down a portion or all of their operations, which could reduce their demand for our products and reduce our net sales.
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
A security breach of customer, employee, supplier, or company information may have a material adverse effect on our business, financial condition, and results of operations.
In the conduct of our business, we collect, use, transmit, store, and report data on information systems and interact with customers, vendors, and employees. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to customer viruses, cyber-attacks, security breaches caused by employee error or malfeasance, or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees, or other parties is misappropriated from our computer systems.
Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisers, and other third parties with whom we conduct business. A security breach of those computer systems could result in the loss, theft, or disclosure of confidential information and could also interrupt or damage our operations, harm our reputation, and subject us to legal claims.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2015, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2015, with respect to our significant facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)(3)	Leased	79,130
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased/Subleased	13,000/28,800/8,500
Bloomfield, Connecticut (3)	Leased	44,800
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	97,000
Delta, Utah (1)	Owned	100,836
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Fremont, California (1)	Leased	40,000
Limerick, Ireland (2)	Leased	18,000
Lincoln, Rhode Island (1)	Owned/Leased	130,000/28,000
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned	98,750
Reading, Pennsylvania (1)	Owned	128,863
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,743
Taipei, Taiwan (2)	Leased	10,311
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	78,000
Wheatfield, New York (2)	Owned	35,000
Windsor, Connecticut (3)	Leased	34,700
Service and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,500
Fukaya, Japan (1)	Owned	35,500
Singapore (1)	Leased	2,500
Stuttgart, Germany (1)	Leased	24,800
Tokyo, Japan (1)	Leased	7,200
Warren, Michigan (1)	Leased	34,500

(1)	Performance Alloys and Composites

(2)	Advanced Materials

(3)	Other

In addition to the above, the Company holds certain mineral rights on 7,500 acres in Juab County, Utah, from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of these mineral rights are held under lease. Ore reserve data can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.	LEGAL PROCEEDINGS
Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety, and environmental claims, and employment-related actions. Among such proceedings are cases alleging that plaintiffs have contracted, or have been placed at risk of contracting, beryllium sensitization or CBD or other lung conditions as a result of exposure to beryllium (beryllium cases). The plaintiffs in beryllium cases seek recovery under negligence and various other legal theories and demand compensatory and often punitive damages, in many cases of an unspecified sum. Spouses of some plaintiffs claim loss of consortium.

Beryllium Claims
As of December 31, 2015, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case (involving three plaintiffs), as described more fully below. As of December 31, 2014, there was one pending beryllium case (involving three plaintiffs).
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
The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs sought punitive damages in connection with the strict liability and fraudulent concealment causes of action. The survival action sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court granted the demurrer, dismissing all claims against the Company, without leave to amend the complaint. On February 3, 2016, the plaintiffs filed a notice of appeal.
The Company has insurance coverage, subject to an annual deductible.

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
Market Information and Dividends
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of February 15, 2016, there were 936 shareholders of record. The table below is a summary of the range of market prices with respect to common shares during each quarter of fiscal years 2015 and 2014 and the dividends declared per common share.

	Stock Price Range
Fiscal Quarters	High	Low	Dividends
2015
First	$39.96	$31.95	$0.085
Second	41.85	34.17	0.090
Third	36.53	28.83	0.090
Fourth	35.21	26.02	0.090

2014
First	$35.19	$25.21	$0.080
Second	37.96	31.69	0.085
Third	39.38	30.88	0.085
Fourth	40.60	26.64	0.085

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
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. In 2015, we purchased an aggregate of 212,165 shares at an average price of $33.60 totaling $7.1 million. We did not repurchase any shares of the Company's common stock during the fourth quarter of 2015. As of December 31, 2015, $20.6 million may still be purchased under the program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

	2010	2011	2012	2013	2014	2015
Materion Corporation	$100	$63	$67	$82	$94	$76
Russell 2000	100	96	111	155	162	155
S&P SmallCap 600	100	101	117	166	175	172
S&P SmallCap 600 - Materials	100	92	115	156	157	116
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2010 and that all applicable dividends were reinvested.

Item 6.	SELECTED FINANCIAL DATA
Materion Corporation and Subsidiaries

(Thousands except per share data)	2015	2014	2013	2012	2011
For the year
Net sales	$1,025,272	$1,126,890	$1,166,882	$1,273,078	$1,526,730
Cost of sales	834,492	920,987	978,904	1,074,295	1,311,409
Gross margin	190,780	205,903	187,978	198,783	215,321
Operating profit	45,268	57,588	27,608	36,189	55,390
Interest expense - net	2,450	2,787	3,036	3,134	2,812
Income before income taxes	42,818	54,801	24,572	33,055	52,578
Income taxes	10,660	12,670	4,360	8,773	13,696
Net income	32,158	42,131	20,212	24,282	38,882
Earnings per share of common stock:
Basic	1.60	2.06	0.98	1.19	1.91
Diluted	1.58	2.02	0.97	1.17	1.88
Dividends per share of common stock	0.355	0.335	0.315	0.225	—
Depreciation and amortization	38,471	43,516	42,328	37,695	44,194
Capital expenditures	29,505	29,312	27,848	34,088	28,187
Mine development expenditures	22,585	1,247	4,776	10,573	560
Year-end position
Net current assets	249,608	282,628	266,248	251,922	231,230
Ratio of current assets to current liabilities	3.6 to 1	3.7 to 1	3.1 to 1	2.7 to 1	2.7 to 1
Property, plant, and equipment:
At cost	$833,834	$800,671	$782,879	$779,785	$752,726
Cost less depreciation, depletion, and amortization	263,629	247,588	261,893	272,542	263,398
Total assets	742,640	762,338	777,945	814,917	772,103
Long-term liabilities	157,182	173,890	153,296	203,335	184,143
Long-term debt	4,615	23,613	29,267	44,880	40,463
Shareholders’ equity	482,957	459,019	464,428	416,374	407,155
Weighted-average number of shares of common stock outstanding:
Basic	20,097	20,461	20,571	20,418	20,365
Diluted	20,402	20,852	20,943	20,740	20,797
Capital expenditures shown above include amounts spent under government contracts for which reimbursements were received from the government in the amounts of $1.0 million in 2012 and $5.4 million in 2011.
Prior year amounts have been revised to correct an error in stock compensation expense. Refer to Note B to the Consolidated Financial Statements for additional detail.

Refer to Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous end markets, including consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance.
RESULTS OF OPERATIONS

(Thousands except per share data)	2015	2014	2013
Net sales	$1,025,272	$1,126,890	$1,166,882
Value-added sales	617,247	637,073	609,091
Gross margin	190,780	205,903	187,978
Gross margin as a % of Value-added sales	31%	32%	31%
Selling, general, and administrative (SG&A) expense	129,941	136,487	132,476
SG&A as a % of Value-added sales	21%	21%	22%
Research and development expense	12,796	12,850	13,432
R&D as a % of Value-added sales	2%	2%	2%
Other — net	2,775	(1,022)	14,462
Operating profit	45,268	57,588	27,608
Interest expense — net	2,450	2,787	3,036
Effective tax rate	24.9%	23.1%	17.7%
Net income	32,158	42,131	20,212
Diluted earnings per share	1.58	2.02	0.97
Prior year amounts have been revised to correct an error in stock compensation expense. Refer to Note B to the Consolidated Financial Statements for additional detail.

2015 Compared to 2014
Net sales were $1.0 billion in 2015 compared to $1.1 billion in 2014, reflecting a decrease of $0.1 billion, or 9%. The decrease was due primarily to the impact of lower pass-through precious metal and copper prices, the negative impact of foreign exchange rates, and lower sales volume. The costs of gold, silver, platinum, palladium, and copper are typically passed through to customers and, therefore, movements in the prices of these metals will affect net sales, but may not have a proportionate impact on gross margin. The average prices for the metals we purchased in 2015 were lower than 2014. Changes in precious metal and copper prices negatively impacted net sales in 2015 by approximately $53.5 million when compared to 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had an approximate $14.9 million negative impact on net sales in 2015.
Value-added sales were $617.2 million in 2015, a decrease of 3% as compared to 2014 value-added sales of $637.1 million. Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales to value-added sales is included herein.
Value-added sales to the consumer electronics end market, our largest end market accounting for approximately 26% of our total value-added sales in 2015, decreased $16.6 million or 9% from 2015 as compared to 2014. This decrease was primarily related to weakness in the projector display market within our Precision Coatings group.
Value-added sales to the energy end market, which accounted for 6% of our total value-added sales in 2015, decreased $16.6 million or 31% in 2015 as compared to 2014. This decrease was primarily related to a decline in exploration in the oil and gas sector of the market within the Performance Alloys and Composites segment and was slightly offset by valued-added sales growth in the solar and alternative energy sector of the market within the Advanced Materials segment.
Defense and industrial component end market sales, which collectively accounted for 23% of our total value-added sales in 2015, increased $22.1 million or 18% in 2015 as compared to 2014. Defense end market sales were higher due to new applications and the timing of government spending and related programs in the Performance Alloys and Composites segment. Industrial component end market sales increased due to higher sales into the plastics and sprinkler segments of the market in the Performance Alloys and Composites segment, coupled with sales increases in the display and optical components segments of the market in the Advanced Materials segment.
Gross margin was $190.8 million in 2015, or a 7% decrease from the $205.9 million gross margin recorded in 2014. Expressed as a percentage of value-added sales, gross margin declined from 32% in 2014 to 31% in 2015. The decrease in gross margin was primarily due to a combination of lower sales volume and the negative impact of foreign exchange. In addition, we recorded $0.7 million of expense in 2015 primarily for headcount reductions in our Precision Coatings group within our Other reportable segment to respond to weakening demand in the projector display segment of the consumer electronics end market.
SG&A expenses totaled $129.9 million in 2015, or a decrease of $6.5 million as compared to 2014. Expressed as a percentage of value-added sales, SG&A expenses were 21% in both 2015 and 2014. Charges related to cost reduction initiatives were more than offset by lower annual incentive compensation expense. We recorded $1.2 million of expense in 2015 for headcount reductions in our Precision Coatings group within our Other reportable segment and the elimination of executive positions. Annual incentive compensation and stock compensation expenses were $8.9 million lower in 2015 as compared to 2014 in conjunction with lower results.
Research and development (R&D) expenses consist primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in both 2015 and 2014.
Other - net totaled $2.8 million of expense in 2015 and $1.0 million of income in 2014. The increase in Other-net in 2015 was primarily due to lower insurance and legal settlement gains in 2015 of $5.6 million related to construction of our beryllium pebble facility as compared to several one-time items in 2014 consisting of a $6.8 million favorable insurance settlement related to a precious metal theft claim, a $4.0 million favorable legal settlement related to construction of our beryllium pebble facility, and a $2.4 million net gain on the sale of used equipment. Other-net also included foreign currency hedge gains of $6.2 million in 2015. Refer to Note D in the Consolidated Financial Statements for the details of the major components of Other-net.
Operating profit was $45.3 million in 2015 compared to $57.6 million in 2014. The decrease is primarily due to lower gross margins of $15.1 million and a $3.8 million unfavorable change in Other-net, partially offset by lower SG&A expenses of $6.5 million.
Interest expense - net was $2.5 million in 2015 and $2.8 million in 2014. The lower expense in 2015 resulted from lower average outstanding debt levels.
Income tax expense for 2015 and 2014 was $10.7 million and $12.7 million, respectively. The effective tax rates for 2015 and 2014 were 24.9% and 23.1%, respectively. The effects of percentage depletion (a tax benefit resulting from our mining operations), foreign rate differential, the production deduction, the R&D tax credit, and other items were major causes of the differences between the effective and statutory rates in 2015 and 2014. Refer to Note G to the Consolidated Financial Statements for a reconciliation of the statutory and effective tax rates.
Net income was $32.2 million, or $1.58 per share diluted, in 2015, compared to $42.1 million, or $2.02 per share diluted, in 2014.
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
Value-added sales to the consumer electronics end market, our largest end market accounting for approximately 28% of our total value-added sales in 2014, were 8% higher in 2014 versus 2013. The increase in value-added sales to the consumer electronics end market in 2014 was due to higher shipments for semiconductor, hand-held devices, and other applications.

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
Gross margin was $205.9 million in 2014, or 10% above the $188.0 million gross margin recorded in 2013. Expressed as a percentage of value-added sales, gross margin improved approximately 150 basis points from 31% in 2013 to 32% in 2014. The increased gross margin was a combination of improved leverage on value-added sales volume growth, improved yields at our Buffalo, New York facility, and facility consolidation and savings of approximately $4.9 million in 2014 related to product line rationalization initiatives undertaken late in 2013. In addition, gross margin in 2013 was negatively impacted by a quarterly physical inventory adjustment totaling $2.2 million at our Albuquerque, New Mexico facility.
SG&A expenses totaled $136.5 million in 2014, or an increase of $4.0 million as compared to 2013. SG&A increased in 2014 due to higher cash-based incentive compensation expense versus 2013, partially offset by a decrease in stock-based compensation expense. Stock-based compensation expense, including the expense for stock appreciation rights, restricted stock, and performance restricted shares, was $4.8 million in 2014 and $5.0 million in 2013. The comparison of stock-based compensation expense between years may be affected by changes in plan design, the number of grants in a given year, actual performance relative to the plan objectives, movement in our stock price, forfeitures, vesting schedules, and other factors.
Expressed as a percentage of value-added sales, SG&A expenses remained relatively consistent at 21% and 22% in 2014 and 2013, respectively. Despite the higher incentive compensation expense in 2014, we leveraged our existing SG&A structure to handle value-added sales growth and continued to realize benefits of approximately $5.4 million in 2014 from recent rationalization actions in the Advanced Materials segment and Precision Coatings group taken in the fourth quarter of 2013. Corporate costs in 2013 also included legal and investigation expenses associated with the Albuquerque, New Mexico inventory loss and the related insurance claim and totaled $1.3 million.
R&D expenses were $12.9 million in 2014, a 4% decrease from the expense of $13.4 million in 2013. R&D expenses as a percentage of value-added sales remained consistent in 2014 versus 2013 at 2%.
Other - net totaled $1.0 million of income in 2014 and $14.5 million of expense in 2013. Refer to Note D in the Consolidated Financial Statements for the details of the major components of Other-net. The reduction in Other-net in 2014 was primarily due to several one-time items consisting of a $6.8 million favorable insurance settlement related to a precious metal theft claim, a $4.0 million favorable legal settlement related to construction of our beryllium pebble facility, and a $2.4 million net gain on the sale of used equipment. Other-net in 2013 also included $1.4 million of expense related to costs associated with our facility consolidation projects and one-time bank fees of $0.9 million associated with the renewal of metal consignment facilities.
Operating profit was $57.6 million, or 9% of value-added sales, in 2014 compared to $27.6 million, or 5% of value-added sales, in 2013. The higher operating profit in 2014 was due to improved gross margin from our businesses and other one-time gains included in other-net. Operating profit also benefited from lower expense on our domestic defined benefit pension plan and retiree medical plan. The decrease in pension expense from $13.3 million in 2013 to $9.4 million in 2014 was primarily due to changes in the discount rate. We recognized $0.7 million of income related to our retiree medical plan in 2014 as compared to $1.7 million of expense in 2013 due to a modification of the benefit formula for plan participants designed to lower costs for plan participants and us. Refer to Note N to the Consolidated Financial Statements.
Interest expense - net was $2.8 million in 2014 and $3.0 million in 2013. The lower expense in 2014 resulted from lower average outstanding debt levels.
Income tax expense for 2014 and 2013 was $12.7 million and $4.4 million, respectively. The effective tax rates for 2014 and 2013 were 23.1% and 17.7%, respectively. The effects of percentage depletion (a tax benefit resulting from our mining operations), foreign rate differential, the production deduction, the R&D tax credit, and other items were major causes of the differences between the effective and statutory rates in 2014 and 2013.
The R&D credit provided a tax benefit of $0.7 million in 2014 and $1.8 million in 2013. The difference between years is due to the fact that the 2013 benefit includes amounts related to both 2013 and 2012. The federal government did not extend the benefit of the tax credit for 2012 until January 2013. U.S. generally accepted accounting principles require us to record tax expense based upon the laws in effect at the end of the year. The effective tax rate in 2013 includes the benefit for 2013 and 2012.

Tax expense included net favorable discrete items totaling $1.5 million in 2014 and $1.4 million in 2013. Discrete items included reductions to unrecognized tax benefits due to the lapse of the statute of limitations and adjustments to the respective prior-year’s tax returns in each year.
Refer to Note G to the Consolidated Financial Statements for a reconciliation of the statutory and effective tax rates.
Net income was $42.1 million, or $2.02 per share diluted, in 2014, compared to $20.2 million, or $0.97 per share diluted, in 2013.
Segment Disclosures
The Company consists of three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Other reportable segment includes the results of our Precision Optics and Large Area Coatings operating segments, which do not meet the quantitative thresholds for separate disclosure and are collectively referred to as our Precision Coatings group. The Other reportable segment also includes unallocated corporate costs. Refer to Note C to the Consolidated Financial Statements for additional business segment information.

Performance Alloys and Composites

(Thousands)	2015	2014	2013
Net sales	$394,760	$433,288	$422,936
Value-added sales	335,136	358,511	339,903
Operating profit	23,560	33,290	30,737

2015 Compared to 2014
Net sales from the Performance Alloys and Composites segment of $394.8 million in 2015 were 9% lower than net sales of $433.3 million in 2014. Value-added sales of $335.1 million in 2015 were 7% lower than value-added sales of $358.5 million in 2014. Value-added sales in the energy end market were $19.2 million lower due to a significant decline in exploration in the oil and gas sector of the market.
Performance Alloys and Composites generated operating profit of $23.6 million, or 7% of value-added sales, in 2015 as compared to $33.3 million, or 9% of value-added sales, in 2014. The decline in operating profit in 2015 as compared to 2014 was due primarily to lower sales volume and the negative impact of foreign exchange rate movements of $9.6 million. This decrease was partially offset by foreign currency hedge gains of $6.2 million recorded in 2015, which partially offset the negative impact of foreign exchange rate movements on net sales and gross margin.
2014 Compared to 2013
Net sales from the Performance Alloys and Composites segment of $433.3 million in 2014 were 2% higher than net sales of $422.9 million in 2013. Net sales were higher due to improved product mix and an increase in sales volume, partially offset by lower copper prices on average in 2014 as compared to 2013, which lowered metal pass-through prices by an estimated $3.1 million.
Value-added sales of $358.5 million in 2014 were 5% higher than value-added sales of $339.9 million million in 2013. The increase in value-added sales was primarily driven by improved product mix and higher value-added sales into the medical and energy end markets, partially offset by lower value-added sales to the defense end market. Shipments of ToughMet® products in 2014 increased 19% as compared to 2013.
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

Performance Alloys and Composites generated operating profit of $33.3 million, or 9% of value-added sales, in 2014 as compared to $30.7 million, or 9% of value-added sales, in 2013 due to higher sales volume and improvements in manufacturing efficiencies. Production of beryllium pebbles increased 18% in 2014 as compared to 2013.
Advanced Materials

(Thousands)	2015	2014	2013
Net sales	$482,288	$547,282	$591,972
Value-added sales	182,794	181,040	168,600
Operating profit	27,805	32,692	8,427
2015 Compared to 2014
Net sales from the Advanced Materials segment of $482.3 million in 2015 were 12% lower than net sales of $547.3 million in 2014 primarily due to the impact of lower pass-through metal prices of $42.2 million in 2015 as compared to 2014.
Value-added sales of $182.8 million were 1% higher than value-added sales of $181.0 million in 2014, which partially offset lower pass-through metal prices. Value-added sales to the consumer electronics end market, which represents the largest end market segment for Advanced Materials, accounted for 46% of total segment value-added sales in 2015 compared to 48% in 2014. The $3.8 million decrease in consumer electronics end market value-added sales in 2015 was due to lower volume of our products used in hand-held devices. This decrease was more than offset by increased valued-added sales in the industrial components and energy end markets. Value-added sales to the industrial components end market increased $2.9 million, or 16%, in 2015 compared to 2014 due primarily to strong demand in the display and optical component segments of the market. Energy end market value-added sales increased $2.6 million, or 22%, in 2015 as compared to 2014 as a result of stronger demand from the construction and solar segments of the market.
Advanced Materials generated operating profit of $27.8 million, or 15% of value-added sales, in 2015 as compared to $32.7 million, or 18% of value-added sales, in 2014. The decline in operating profit in 2015 as compared to 2014 was due to the recognition in 2014 of a $6.8 million insurance recovery related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012. Improved value-added sales growth partially offset this impact.
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
Advanced Materials generated operating profit of $32.7 million, or 18% of value-added sales, in 2014 as compared to $8.4 million, or 5% of value-added sales, in 2013 due to higher value-added sales volumes, improvement in manufacturing yields in our precious metal operations, and manufacturing efficiencies resulting from facility consolidation and manufacturing rationalization efforts completed in late 2013. Manufacturing cost savings realized in 2014 related to the 2013 restructuring actions totaled $3.7 million. Operating profit in 2014 included a $6.8 million insurance recovery related to a theft claim associated with a precious metal inventory loss at our Albuquerque, New Mexico facility in 2012.

Other

(Thousands)	2015	2014	2013
Net sales	$148,224	$146,320	$151,974
Value-added sales	99,317	97,522	100,588
Operating loss	(6,097)	(8,394)	(11,556)

2015 Compared to 2014
The Other reportable segment in total includes the operating results of the Precision Coatings group and unallocated corporate costs.
Within the Other reportable segment, net sales for the Precision Coatings group were $148.4 million in 2015 as compared to $147.7 million in 2014, and value-added sales were $101.8 million in 2015 versus $102.4 million in 2014. Higher sales in the medical and defense end markets were partially offset by lower sales to the consumer electronics end market. Medical end market sales were up due to an increase in sales of precision precious metal-coated polymer films for blood glucose test strip applications. Defense end market sales were higher due to the timing of government spending and related programs. Lower sales to the consumer electronics end market were due to weakness in the projector display segment of the market.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $7.5 million, or 7% of value-added sales, in 2015 versus $9.3 million, or 9% of value-added sales, in 2014. The decrease in operating profit was primarily attributed to a $2.6 million gain on the sale of used equipment during 2014. Operating profit in 2015 also included $1.4 million of expense recorded primarily for headcount reductions to respond to weakening demand in the projector display segment of the consumer electronics end market. These decreases were partially offset by favorable product mix and an improvement in manufacturing yields.
The Other reportable segment also contains unallocated corporate costs. Corporate costs of $13.6 million in 2015 decreased $4.1 million as compared to $17.7 million in 2014. As a percent of value-added sales, corporate costs decreased to 2% in 2015 from 3% in 2014. The decrease in corporate costs was due to lower incentive compensation and stock compensation expense, partially offset by higher domestic pension expense and $0.5 million of severance costs associated with cost reduction initiatives.

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
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $9.3 million, or 9% of value-added sales, in 2014 versus $4.3 million, or 4% of value-added sales, in 2013 based on the aforementioned factors. Operating profit improved due to a reduction in manufacturing costs related to the closure of our Buellton, California facility and headcount reductions at our Westford, Massachusetts and Shanghai, China facilities in an effort to right-size our optic operations.
The Other reportable segment also contains unallocated corporate costs. Corporate costs of $17.7 million in 2014 increased $1.9 million as compared to $15.8 million in 2013. The increase in corporate costs was due primarily to an increase in incentive compensation expense as a result of improved financial performance.

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
The following table summarizes total international sales by region for the last three years:

(Thousands)	2015	2014	2013
Asia	$247,174	$238,684	$196,040
Europe	122,554	136,561	136,614
Rest of world	16,108	20,451	23,580
Total	$385,836	$395,696	$356,234
Percent of total net sales	38%	35%	31%
International sales include sales from international operations and direct exports from our U.S. operations. The international sales in the above chart are included in the individual segment sales previously discussed.
Total international sales decreased 2% in 2015 from 2014. Higher sales in the consumer electronics and telecommunications infrastructure end markets in Asia were more than offset by the negative impact of foreign exchange rates and lower sales volume in Europe.
Sales from European and certain Asian operations are primarily denominated in local currencies. Exports from the U.S. and the balance of the sales from the Asian operations are typically denominated in U.S. dollars. Local competition generally limits our ability to adjust selling prices upwards to compensate for short-term unfavorable exchange rate movements.
We have a hedge program with the objective of minimizing the short-term impact of fluctuating currency values on our consolidated operating profit. Refer to Note Q to the Consolidated Financial Statements.
Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for 2015, 2014, and 2013 is as follows:

(Thousands)	2015	2014	2013
Net Sales
Performance Alloys and Composites	$394,760	$433,288	$422,936
Advanced Materials	482,288	547,282	591,972
Other	148,224	146,320	151,974
Total	$1,025,272	$1,126,890	$1,166,882

Less: pass-through metal costs
Performance Alloys and Composites	$59,624	$74,777	$83,033
Advanced Materials	299,494	366,242	423,372
Other	48,907	48,798	51,386
Total	$408,025	$489,817	$557,791

Value-added sales
Performance Alloys and Composites	$335,136	$358,511	$339,903
Advanced Materials	182,794	181,040	168,600
Other	99,317	97,522	100,588
Total	$617,247	$637,073	$609,091
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

As of December 31, 2015, there was one beryllium case (involving three plaintiffs). The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements. Refer to Item 3 “Legal Proceedings."
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
Regulatory Matters
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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided from (used in) operating, investing, and financing activities is as follows:

	Net cash provided from (used in)
(Thousands)	2015	2014	2013
Net cash provided by operating activities	$90,228	$60,281	$75,922
Net cash (used in) investing activities	(52,032)	(27,471)	(32,587)
Net cash (used in) financing activities	(26,095)	(40,881)	(36,172)
Effects of exchange rate changes	(1,015)	(1,553)	(445)
Net change in cash and cash equivalents	$11,086	$(9,624)	$6,718
Net cash provided from operations increased $29.9 million, or 50%, from 2014 primarily due to lower working capital requirements. Lower inventory levels generated $19.4 million of cash, compared to cash used of $30.4 million in 2014, primarily due to working capital reduction initiatives within the Performance Alloys and Composites segment. Reduced accounts receivable generated $14.8 million of cash, compared to cash used of $2.1 million in 2014. Accounts receivable decreased due to lower sales levels, primarily in the fourth quarter of 2015. Our three-month trailing days sales outstanding (DSO) was approximately 44 days at the end of 2015 versus 37 days at the end of 2014. These increases in operating cash flows were offset by lower net income. Also, accounts payable and accrued expenses used $18.0 million of cash, compared to generating cash of $6.2 million in 2014, primarily due to lower incentive compensation accruals.
Cash provided from operating activities decreased $15.6 million, or 21% in 2014 from 2013 primarily due to an increase in inventory levels. Of the total cash used in operations of $30.4 million that resulted in increased inventory levels, approximately $27.1 million of the increase from 2013 related to our Performance Alloys and Composites segment. Inventories increased due primarily to higher inventory quantities related to the continued ramp up of production of the beryllium pebble facility and the timing of production and stocking of inventory in key product lines in anticipation of future sales activity, as well as planned production equipment shutdowns in 2015. Production of beryllium pebbles in 2014 increased 18% as compared to 2013.
Price movements of precious and base metals are essentially passed to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize, our cash flow tends to stabilize as well.
Net cash used in investing activities increased $24.6 million from 2014 primarily due to the opening of a new pit to mine proven reserves of beryllium-bearing bertrandite ore in Juab County, Utah. Cash flows used in investing activities in 2014 includes $3.1 million in proceeds from the sale of property, plant, and equipment.
Net cash used in financing activities decreased $14.8 million from 2014 primarily due to lower repurchases of common stock under our share repurchase program. We repurchased 212,165 common shares for $7.1 million in 2015 as compared to the repurchase of 690,339 common shares for $22.3 million in 2014. At December 31, 2015, we had approximately $20.6 million remaining for share repurchases under the $50.0 million share repurchase program approved by the Board of Directors in 2014. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for additional information regarding share repurchases.
Dividends per common share increased 6% to $0.355 per share in 2015. Total dividend payments to common shareholders were $7.1 million in 2015, $6.9 million in 2014, and $6.5 million in 2013. In May 2015, the Board of Directors declared an increase in our quarterly dividend from $0.085 to $0.090 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At December 31, 2015, cash and cash equivalents held by our foreign operations totaled $13.7 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including the outstanding debt, cash balances, available borrowing capacity, and the debt-to-debt-plus-equity ratio, as of December 31, 2015 and December 31, 2014 is as follows:

	December 31,
(Thousands)	2015	2014
Total outstanding debt	$13,613	$24,266
Cash	24,236	13,150
Net (cash) debt	(10,623)	11,116
Available borrowing capacity	$221.8	$229.4
Debt-to-debt-plus-equity ratio	3%	5%
Net debt is a non-GAAP measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We reduced net debt from 2014 and, as a result, the debt-to-debt-plus-equity ratio improved to 3% as of December 31, 2015 from 5% as of December 31, 2014. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each year depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the decrease in the available borrowing capacity in 2015 as compared to 2014 was the impact of this covenant.
In 2015, we entered into an amendment to our $375.0 million revolving credit agreement (Credit Agreement). The amendment extends the maturity date of the Credit Agreement from 2018 to 2020 and provides more favorable pricing under certain circumstances. In addition, the amendment provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. The amended agreement includes an increase in the Credit Agreement's expansion option for additional uncommitted lines from $100.0 million to $300.0 million. The Credit Agreement is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows us to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement.
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2015 and December 31, 2014. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $235.3 million as of December 31, 2015. The availability is determined by Board approved levels and actual line capacity.
Contractual Obligations
A summary of payments to be made under long-term debt agreements, operating leases, significant capital leases, pension plan contributions, and material purchase commitments by year is as follows:

(Millions)	2016	2017	2018	2019	2020	There- after	Total
Total debt	$9.0	$0.7	$0.8	$0.8	$0.9	$1.4	$13.6
Interest payments on total debt	0.3	0.2	0.2	0.1	0.1	—	0.9
Non-cancelable lease payments	6.8	5.7	4.8	3.7	3.3	6.5	30.8
Capital lease payments	1.0	1.0	1.1	1.1	1.1	2.6	7.9
Pension plan contribution	16.0	—	—	—	—	—	16.0
Other benefit payments	1.4	—	—	—	—	—	1.4
Other long-term liabilities	0.6	0.5	2.7	0.4	0.6	0.9	5.7
Total	$35.1	$8.1	$9.6	$6.1	$6.0	$11.4	$76.3
The amounts for long-term debt and interest payments assume that the respective debt instruments will be outstanding until their scheduled maturity dates.
The non-cancelable lease payments represent payments under operating leases with initial lease terms in excess of one year as of December 31, 2015. The capital lease payments include a building at the Elmore, Ohio site and other material capital leases. Refer to Note M to the Consolidated Financial Statements for further leasing details.
Our domestic defined benefit pension plan is under-funded as of December 31, 2015. Contributions in future periods will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our contribution objectives, and other factors. Federal legislation enacted during 2012 resulted in a reduction in mandatory contributions in the short term from levels under the previous regulations, but we may elect to contribute funds in excess of the mandatory levels in a given year depending upon our cash flow from operations and other considerations. In 2016, we anticipate contributing approximately $16.0 million to our defined benefit domestic plan. This estimate is in excess of the mandatory contributions. This higher contribution level is designed to minimize our PBGC premium payments, as well as to maintain the plan funded ratio in line with our long-term objectives. We also anticipate funding those contributions with cash on hand, cash generated from operations, or borrowings under our existing lines of credit. It is not practical to estimate the required contributions beyond 2016 at the present time.
Other long-term liabilities include environmental remediation costs. We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $5.7 million at December 31, 2015 and $4.9 million at December 31, 2014. Payments for environmental projects totaled $0.7 million in 2015 and $0.2 million in 2014. Environmental projects tend to be long term, and the associated payments are typically made over a number of years. Refer to Note R to the Consolidated Financial Statements for further discussion.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $214.7 million as of December 31, 2015 versus $310.6 million as of December 31, 2014. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2015 and December 31, 2014.

ORE RESERVES

We have proven and probable reserves of beryllium-bearing bertrandite ore in Juab County, Utah. We own approximately 90 percent of the proven reserves, with the remaining reserves leased from the State of Utah. We augment our proven reserves of bertrandite ore through the purchase of imported beryl ore from time to time. This beryl ore, which is approximately 4 percent beryllium, is also processed at the Utah extraction facility. Approximately 87 percent of the beryllium in ore is recovered in the extraction process. Proven and probable reserves are based on extensive drilling, sampling, mine modeling, and metallurgical testing from which we determine economic feasibility.
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

	Proven	Probable	Total
As of December 31, 2015
Tonnage (in thousands)	6,049	3,519	9,568
Grade (% beryllium)	0.259%	0.232%	0.249%
Beryllium pounds (in millions)	31.35	16.33	47.68

As of December 31, 2014
Tonnage (in thousands)	6,122	3,519	9,641
Grade (% beryllium)	0.262%	0.232%	0.251%
Beryllium pounds (in millions)	32.02	16.33	48.35
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

(Thousands of Pounds of Beryllium)	2015	2014	2013
Domestic ore	439	593	514
Non-domestic ore	26	21	17
Unyielded total	465	614	531
Annual yield	89%	89%	85%
Beryllium produced	412	546	450
% of mill capacity	55%	73%	60%
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. The following policies are considered by management to be critical because adherence to these policies relies significantly upon our judgment.
Accrued Liabilities
We have various accruals on our balance sheet that are based in part upon our judgment, including accruals for litigation, environmental remediation, and workers’ compensation costs. When a loss is probable, we establish accrual balances based on the reasonably estimable loss or range of loss as determined by a review of the available facts and circumstances by management and independent advisors and specialists, as appropriate. When no point of loss is more likely than another, the accrual is established at the low end of the estimated reasonable range. Litigation and environmental accruals are established only for identified and/or asserted claims; future claims, therefore, could give rise to increases to the accruals. The accruals are adjusted as facts and circumstances change, as well as for changes in our strategies or the pertinent regulatory requirements. Since these accruals are estimates, the ultimate resolution may be greater or less than the established accrual balance for a variety of reasons, including court decisions, additional discovery, inflation levels, cost control efforts, and resolution of similar cases. Changes to the accruals would then result in an additional charge or credit to the income statement in the period when the change is made. Refer to Note R to the Consolidated Financial Statements.
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
Non-employee claims for chronic beryllium disease are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2015 and 2014, defense and indemnity costs were less than the deductible.
Pensions
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
The Company, in conjunction with our actuaries, annually reviews key pension plan assumptions, including the expected return on plan assets, the discount rate, the average projected wage rate increase, and mortality levels, against actual results, trends, Company strategies, interest rate curves, the current and projected investment environment, industry standards, and other regulations, and makes adjustments accordingly. The actuaries will make calculations and annually adjust various assumptions to reflect changes in demographics and other factors, including employee turnover, as warranted. These adjustments may then lead to a higher or lower expense in future periods.
We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments whose maturities match the plan’s projected cash flows. An increase to the discount rate would reduce the present value of the projected benefit obligation and future pension expense and, conversely, a lower discount rate would raise the benefit obligation and future pension expense. For our domestic defined benefit pension plan, the discount rate was 4.375% and 4.0% at December 31, 2015 and December 31, 2014, respectively.
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we used an expected rate of return on plan assets assumption of 7.25% at both December 31, 2015 and December 31, 2014. This assumption is reflective of management’s view of the long-term returns in the market place, as well as changes in risk profiles and available investments. Should the assets earn an average return less than 7.25% over time, in all likelihood the future pension expense would increase. Investment earnings in excess of 7.25% would tend to reduce future expense.
The impact of a change in the discount rate or expected rate of return assumption on pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2016 projected pension expense approximately $0.7 million. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2016 projected pension expense by approximately $0.5 million.
Refer to Note N to the Consolidated Financial Statements for additional details on our pension and other retirement plans.

LIFO Inventory
The prices of certain major raw materials that we use, including copper, nickel, gold, silver, and other precious metals, fluctuate during a given year. Where possible, such changes in material costs, in either direction, are generally reflected in selling price adjustments, particularly with precious metals and copper.
The prices of labor and other factors of production, including supplies and utilities, generally increase with inflation. Portions of these cost increases may be offset by manufacturing improvements and other efficiencies. From time to time, we will revise our billing practices to include an energy surcharge in an attempt to recover a portion of our higher energy costs from our customers. However, market factors, alternative materials, and competitive pricing may limit our ability to offset all or a portion of a cost increase with higher prices.
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
Deferred Taxes
We record deferred tax assets and liabilities based upon the temporary difference between the financial reporting and tax basis of assets and liabilities. If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established. All available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. We review the expiration dates of certain deferred tax assets against projected income levels to determine if a valuation allowance is needed. Certain deferred tax assets do not have an expiration date. We also evaluate deferred tax assets for realizability due to cumulative operating losses by jurisdiction and record a valuation allowance as warranted. A valuation allowance may increase tax expense and reduce net income in the period it is recorded. If a valuation allowance is no longer required, it will reduce tax expense and increase net income in the period that it is reversed.
We had valuation allowances of $2.8 million associated with state and foreign deferred tax assets as of year-end 2015, primarily for net operating loss carryforwards.
Refer to Note G to the Consolidated Financial Statements for additional deferred tax details.
Unearned revenue
Billings to customers in advance of the shipment of the goods are initially recorded as unearned revenue, which is a liability on our Consolidated Balance Sheets. This liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the goods are shipped, title passes to the customer, and all other revenue recognition criteria are satisfied. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid with funds from a customer’s contract with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. The unearned revenue balance was $3.7 million as of year-end 2015.
Precious metal physical inventory counts
We take and record the results of a physical inventory count of our precious metals on a quarterly basis. Our precious metal operations include a refinery that processes precious metal-containing scrap and other materials from our customers as well as our own internally generated scrap. We also outsource portions of our refining requirements to other vendors, particularly those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from our refine vendors, and other factors. The resulting calculated weight of the precious metals in our refine operations may differ, in either direction, from what our records indicate that we should have on hand, which would then result in an adjustment to our pre-tax income in the period when the physical inventory was taken and the related estimates were made.
Derivatives
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
Our practice has been to secure hedge contracts denominated in the same manner as the underlying exposure; for example, a yen exposure will only be hedged with a yen contract and not with a surrogate currency and a silver exposure will only be hedged with a silver contract and not a gold contract. We also typically secure contracts through financial institutions that support us in our Credit Agreement.
Refer to Note Q to the Consolidated Financial Statements and Item 7A “Quantitative and Qualitative Disclosures About Market Risk."
Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized, but instead reviewed annually as of December 31 of each year, or more frequently under certain circumstances, for impairment. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Determining whether an impairment has occurred requires the valuation of the reporting unit, which we estimated using a combination of a discounted cash flow (DCF) model and the guideline public company method. We assigned a 50% weight to the indicated value using the DCF and a 50% weight to the indicated value using the guideline public company method.
Each reporting unit regularly prepares operating forecasts which include several assumptions including future sales growth from new products and applications, as well as assumptions regarding future industry specific market conditions, capital expenditures, and working capital changes. These forecasts are reviewed and approved by management and serve as the basis for the assumptions used in the DCF. The DCF includes three years of forecasted cash flows from this process, plus cash flows projected to be generated from the end of the forecasted period into perpetuity. In addition to the estimates of future cash flows, other significant estimates involved in the determination of fair value of the reporting units were the discount rates and growth rates used in the DCF model. The discount rates used in the DCF model consider market and industry data as well as specific risk premiums for each reporting unit. The growth rate for each reporting unit, for the purpose of calculating cash flows through perpetuity, was set after the forecasted period.
For the guideline public company method, we selected seven publicly traded companies considered most comparable to our reporting units. We selected appropriate pricing multiples to be applied to the operating results of each reporting unit in order to provide indications of value.
The results of our December 31, 2015 goodwill impairment test performed indicated that no goodwill impairment existed. However, the Precision Optics reporting unit had an estimated fair value that we determined was not significantly in excess of the carrying value.
As of December 31, 2015, the Precision Optics reporting unit had $17.6 million of goodwill and the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 15%. A discount rate of 11.5% was applied to reflect the weighted average cost of capital and inherent business risks. Changes in market conditions could increase the discount rate in the future, thus decreasing the fair value of the reporting unit. A hypothetical 1% increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below that of its carrying value. The sales growth assumption for Precision Optics was based on future secured orders, as well as growth in certain markets due to the introduction of new products. The key uncertainty in the sales growth assumption, as discussed in Item 1A "Risk Factors," is our inability to accurately predict the timing and magnitude of sales of our products, especially newly introduced products. The assumed growth rate for cash flows beyond a five-year forecast period was approximately 3%. A hypothetical 1% decrease in the growth rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below that of its carrying value.
We compared the market capitalization as of December 31, 2015 to the carrying value of our equity, noting no impairment indicators or triggering events.
We are unaware of any current market trends that are contrary to the assumptions made in the valuation of our reporting units. If actual results are not consistent with the assumptions made in the determination of the fair value of our reporting units, especially assumptions regarding future sales growth from new products and applications, it is possible that the estimated fair value of certain reporting units could fall below their carrying value and cause the reporting unit to fail step one of the goodwill impairment test.

OUTLOOK

In 2015, we were significantly impacted by the economic slowdown in Asia and the downturn in the U.S. manufacturing sector, particularly in the second half of the year. In addition, oil prices collapsed in 2015, which negatively impacted exploration and drilling activities. The U.S. dollar also continued to remain strong, which negatively impacted our sales and operating profit. Despite these challenging headwinds, we continued to successfully execute our strategy of launching new products and technologies to capitalize on our materials’ strengths. Examples of new product successes include foil-gauge ToughMet alloys for miniaturization and optical imaging components in small electronic devices, wafer-level processing for infrared and sensing, phosphorescent materials for use in new-generation laser illumination technology, and Dovetail Clad® copper and aluminum-bonded strip for automotive electronics applications.

We also responded to these difficult conditions by remaining disciplined in executing cost reduction initiatives. We reduced our global headcount by approximately 8% in 2015, including the elimination of executive positions. In addition, we improved our cash flow from operations by reducing our working capital requirements. Our 2015 results included foreign currency hedge gains related to the strengthening of the U.S. dollar. While this benefit is not forecasted to repeat in 2016, we do anticipate growing our value-added sales and profits in 2016, excluding the non-recurring 2015 benefits from foreign currency hedge gains.

The headwinds we experienced in 2015 are expected to continue into the early part of 2016, particularly impacting the consumer electronics, industrial components, telecommunications infrastructure, and energy end markets. The financial markets also experienced increased volatility in the early part of 2016, which could negatively impact business and consumer spending and, as a result, adversely impact our overall net sales and profits.

To counterbalance these trends and to further grow our sales and the breadth of our product reach, we continue to develop an active pipeline of new products and technologies that are being designed to capitalize on our materials’ strengths. We believe that these new products and applications will be a key to our growth in the near term, based on our differentiated products with leading positions in long-term global growth markets. Over the long term, we remain confident that our strategy and financial strength will allow the Company to capitalize when end-market demand strengthens and deliver earnings growth that outperforms gross domestic product growth.

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
We are charged a consignment fee by the financial institutions that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2015, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.9 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts whose terms match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2015, we had no such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2015, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.2 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or market. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or market and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or market charges in 2015, 2014, or 2013 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on portions of our debt and cash balances. This interest rate exposure is managed by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. There were no interest rate derivatives outstanding as of December 31, 2015. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors. Assuming no change in the amount or make-up of the outstanding debt as of December 31, 2015, a 200 basis point movement upwards in the interest rates on our variable rate debt would increase our annual interest expense by $0.2 million.
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
The notional value of the outstanding currency contracts was $38.9 million as of December 31, 2015. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2015 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2015 would reduce pre-tax profits by approximately $3.9 million in 2016. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements, or the translation effects on any other foreign currency denominated income statement or balance sheet item.
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
We negotiated extensions to our bank lines for credit in 2015. These lines are established with a number of different banks in order to mitigate our exposure with any one financial institution. All of the banks in our bank group had credit in good standing as of year-end 2015. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Materion Corporation and subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Materion Corporation and subsidiaries’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

/S/ RICHARD J. HIPPLE
Richard J. Hipple
Chairman, President and Chief Executive Officer

/S/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Materion Corporation

We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Materion Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Materion Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Materion Corporation and subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Materion Corporation

We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Materion Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 25, 2016

Materion Corporation and Subsidiaries
Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Income

(Thousands except per share amounts)	2015	2014	2013
Net sales	$1,025,272	$1,126,890	$1,166,882
Cost of sales	834,492	920,987	978,904
Gross margin	190,780	205,903	187,978
Selling, general, and administrative expense	129,941	136,487	132,476
Research and development expense	12,796	12,850	13,432
Other — net (Note D)	2,775	(1,022)	14,462
Operating profit	45,268	57,588	27,608
Interest expense — net (Note F)	2,450	2,787	3,036
Income before income taxes	42,818	54,801	24,572
Income tax expense (Note G)	10,660	12,670	4,360
Net income	$32,158	$42,131	$20,212
Basic earnings per share:
Net income per share of common stock	$1.60	$2.06	$0.98
Diluted earnings per share:
Net income per share of common stock	$1.58	$2.02	$0.97

Cash dividends per share	$0.355	$0.335	$0.315

Weighted-average number of shares of common stock outstanding
Basic	20,097	20,461	20,571
Diluted	20,402	20,852	20,943

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income

(Thousands)	2015	2014	2013
Net income	$32,158	$42,131	$20,212
Other comprehensive income:
Foreign currency translation adjustment	(1,335)	(4,440)	(3,790)
Derivative and hedging activity, net of tax benefit (expense) of $1,175, ($1,318) and $160	(1,999)	2,244	(296)
Pension and post-employment benefit adjustment, net of tax benefit (expense) of ($2,963), $11,626, and ($17,613)	4,866	(20,153)	32,627
Net change in accumulated other comprehensive income	1,532	(22,349)	28,541
Comprehensive income	$33,690	$19,782	$48,753

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows

(Thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$32,158	$42,131	$20,212
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	37,817	42,721	41,649
Amortization of deferred financing costs in interest expense	654	795	679
Stock-based compensation expense (non-cash)	5,491	4,815	4,964
Deferred tax (benefit) expense	4,368	(5,274)	(2,170)
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	14,777	(2,066)	12,116
Decrease (increase) in inventory	19,372	(30,412)	(8,241)
Decrease (increase) in prepaid and other current assets	2,139	(191)	6,647
Increase (decrease) in accounts payable and accrued expenses	(17,989)	6,164	(7,739)
Increase (decrease) in unearned revenue	(1,184)	4,401	(1,064)
Increase (decrease) in interest and taxes payable	(910)	1,161	2,391
Increase (decrease) in long-term liabilities	(8,923)	(7,348)	6,879
Other — net	2,458	3,384	(401)
Net cash provided from operating activities	90,228	60,281	75,922
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(29,505)	(29,312)	(27,848)
Payments for mine development	(22,585)	(1,247)	(4,776)
Proceeds from sale of property, plant, and equipment	58	3,090	22
Other investments — net	—	(2)	15
Net cash (used in) investing activities	(52,032)	(27,471)	(32,587)
Cash flows from financing activities:
Proceeds from issuance (repayment) of short-term debt	(653)	(6,291)	(13,692)
Proceeds from issuance of long-term debt	78,000	33,332	70,423
Repayment of long-term debt	(88,000)	(38,945)	(86,036)
Principal payments under capital lease obligations	(759)	(666)	(657)
Cash dividends paid	(7,132)	(6,865)	(6,497)
Deferred financing costs	(838)	—	(1,587)
Repurchase of common stock	(7,129)	(22,282)	—
Issuance of common stock under stock option plans	—	359	1,163
Tax benefit from stock compensation realization	416	477	711
Net cash (used in) financing activities	(26,095)	(40,881)	(36,172)
Effects of exchange rate changes	(1,015)	(1,553)	(445)
Net change in cash and cash equivalents	11,086	(9,624)	6,718
Cash and cash equivalents at beginning of period	13,150	22,774	16,056
Cash and cash equivalents at end of period	$24,236	$13,150	$22,774

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
December 31, 2015 and 2014
Consolidated Balance Sheets

(Thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents (Note A)	$24,236	$13,150
Accounts receivable (Note A)	97,236	112,780
Inventories (Notes A and I)	211,820	232,409
Prepaid expenses	12,799	14,953
Deferred income taxes (Notes A and G)	—	13,402
Total current assets	346,091	386,694
Long-term deferred income taxes	25,743	17,991
Property, plant, and equipment (Notes A and J)	833,834	800,671
Less allowances for depreciation, depletion, and amortization	(570,205)	(553,083)
Property, plant, and equipment — net	263,629	247,588
Intangible assets (Notes A and K)	13,736	18,559
Other assets	6,716	4,781
Goodwill (Notes A and K)	86,725	86,725
Total Assets	$742,640	$762,338

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note L)	$8,998	$653
Accounts payable	31,888	36,239
Salaries and wages	27,494	35,448
Taxes other than income taxes	1,305	1,306
Other liabilities and accrued items	20,730	22,397
Income taxes (Notes A and G)	2,373	3,144
Unearned revenue (Note A)	3,695	4,879
Total current liabilities	96,483	104,066
Other long-term liabilities	18,435	18,203
Retirement and post-employment benefits (Note N)	92,794	103,891
Unearned income (Note A)	45,953	51,796
Long-term income taxes (Notes A and G)	1,293	1,750
Deferred income taxes (Notes A and G)	110	—
Long-term debt (Note L)	4,615	23,613
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,145 for 2015 and 27,034 for 2014)	208,967	204,634
Retained earnings	499,659	474,633
Common stock in treasury (7,142 shares for 2015 and 6,937 shares for 2014)	(148,559)	(140,938)
Other comprehensive income (loss) (Note O)	(80,705)	(82,237)
Other equity transactions	3,595	2,927
Total shareholders’ equity	482,957	459,019
Total Liabilities and Shareholders’ Equity	$742,640	$762,338

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Shareholders’ Equity

(Thousands)	Common Stock	Retained Earnings	Common Stock In Treasury	Other Comprehensive Income (Loss)	Other Equity Transactions	Total
Balance at January 1, 2013	$195,107	$425,835	$(118,298)	$(88,429)	$2,159	$416,374
Net income	—	20,212	—	—	—	20,212
Other comprehensive income	—	—	—	28,541	—	28,541
Cash dividends declared	—	(6,583)	—	—	—	(6,583)
Proceeds from exercise of 74 shares under option plans	1,163	—	—	—	—	1,163
Income tax benefit from stock compensation realization	711	—	—	—	—	711
Stock-based compensation expense	4,964	—	—	—	—	4,964
Shares withheld for employee taxes on equity awards	(1,208)	—	—	—	—	(1,208)
Directors' deferred compensation	—	—	147	—	107	254
Balance at December 31, 2013	$200,737	$439,464	$(118,151)	$(59,888)	$2,266	$464,428
Net income	—	42,131	—	—	—	42,131
Other comprehensive income	—	—	—	(22,349)	—	(22,349)
Cash dividends declared	—	(6,962)	—	—	—	(6,962)
Proceeds from exercise of 20 shares under option plans	359	—	—	—	—	359
Income tax benefit from stock compensation realization	477	—	—	—	—	477
Repurchase of 690 shares	—	—	(22,282)	—	—	(22,282)
Stock-based compensation expense	4,815	—	—	—	—	4,815
Shares withheld for employee taxes on equity awards	(1,754)	—	—	—	—	(1,754)
Directors’ deferred compensation	—	—	(505)	—	661	156
Balance at December 31, 2014	$204,634	$474,633	$(140,938)	$(82,237)	$2,927	$459,019
Net income	—	32,158	—	—	—	32,158
Other comprehensive income	—	—	—	1,532	—	1,532
Cash dividends declared	—	(7,132)	—	—	—	(7,132)
Income tax benefit from stock compensation realization	416	—	—	—	—	416
Repurchase of 212 shares	—	—	(7,129)	—	—	(7,129)
Stock-based compensation expense	5,491	—	—	—	—	5,491
Shares withheld for employee taxes on equity awards	(1,647)	—	—	—	—	(1,647)
Directors’ deferred compensation	73	—	(492)	—	668	249
Balance at December 31, 2015	$208,967	$499,659	$(148,559)	$(80,705)	$3,595	$482,957

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
(Dollars in thousands)
Organization:  Materion Corporation (the Company) is a holding company with subsidiaries that have operations in the United States, Europe, and Asia. These operations manufacture advanced engineered materials used in a variety of end markets, including consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, and science. The Company has three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. Other includes the operating results of our Precision Optics and Large Area Coatings operating segments (collectively referred to as our Precision Coatings group) and unallocated corporate costs.
Refer to Note C to the Consolidated Financial Statements for additional segment details. The Company is vertically integrated and distributes its products through a combination of company-owned facilities and independent distributors and agents.
Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Consolidation:    The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2015. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:    An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. The allowance for doubtful accounts was $1,197 and $1,578 at December 31, 2015 and 2014, respectfully. The Company extends credit to customers based upon their financial condition, and generally collateral is not required.
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
Mineral Resources and Mine Development: Property acquisition costs are capitalized as mineral resources on the balance sheet and are depleted using the units-of-production method based upon total estimated recoverable proven reserves of the beryllium-bearing bertrandite ore body. The Company uses beryllium pounds as the unit of accounting measure, and depletion expense is recorded on a pro-rata basis based upon the amount of beryllium pounds extracted as a percentage of total estimated beryllium pounds contained in all ore bodies.

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

The costs of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production phase are referred to as “development costs.” Development costs are capitalized during the development of an open-pit mine and are capitalized at each pit. These costs are amortized as the ore is extracted using the units-of-production method based upon total estimated recoverable proven reserves for the individual pit. The Company uses beryllium pounds as the unit of accounting measure for recording amortization.

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
Advertising Costs:    The Company expenses all advertising costs as incurred. Advertising costs were $1,285 in 2015, $1,188 in 2014, and $1,126 in 2013.
Stock-based Compensation:    The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. The fair value of restricted stock is based on the closing market price of the Company's common shares on the grant date. Stock options and stock appreciation rights (SARs) are granted with an exercise price equal to the closing market price of the Company's common shares on the date of grant. The fair value of stock options and SARs is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note P for additional information about stock-based compensation.
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
New Pronouncements Adopted:   In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted this ASU at December 31, 2015 on a prospective basis.
New Pronouncements Issued: In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this ASU as required. The ASU will not have a material effect on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. In ASU 2015-15, the FASB clarified the presentation of debt issuance costs related to line-of-credit arrangements as an asset is acceptable, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The standards are effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company will adopt this ASU as required. The ASU will not have a material effect on the consolidated financial statements.
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
No other recently issued ASUs are expected to have a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Revised Financial Statements
In 2015, the Company identified an error relating to its stock-based compensation expense. The vesting period of awards made under the Company's 2006 Stock Incentive Plan (the Plan) generally has been three years and, as such, the Company recognized stock-based compensation expense ratably over the vesting period, presuming the requisite service period to be the vesting period. However, grants made pursuant to the Plan provide that the awards continue to vest if the employee retires. Accordingly, the Company has determined that the requisite service period for awards does not extend beyond the date on which an employee becomes eligible to retire, which causes the requisite service period to be the shorter of three years or the period from the grant date to the date on which each employee becomes retirement eligible. This conclusion has resulted in an acceleration of the recognition of the cost of awards to persons becoming retirement eligible within three years of the grant date.
The Company assessed the after-tax impact of this error on prior annual periods, which would have increased Net income by $0.4 million and $0.5 million in 2014 and 2013, respectively. Based on these assessments, the Company determined that the impact of the error was not material to any previously issued financial statements. Accordingly, the Company is revising its previously issued financial statements to facilitate comparisons across periods. As summarized below, Retained earnings at December 31, 2014 was adjusted by the cumulative effect of this error, which was $1.6 million, net of tax.
The Company has revised the Consolidated Balance Sheet as of December 31, 2014 and the Consolidated Statements of Income for the years ended December 31, 2014 and 2013. The correction of this error did not result in a change to net cash provided by operating activities for 2014 or 2013.

Consolidated Balance Sheet
(Thousands)	Dec. 31, 2014
	Previously Reported	Revision Adjustment	As Revised
Long-term deferred income taxes (asset)	$17,722	$269	$17,991
Deferred income taxes (liability)	617	(617)	—
Common stock	202,104	2,530	204,634
Retained earnings	476,277	(1,644)	474,633

Consolidated Statement of Income
(Thousands, except per share amounts)	2014			2013
Selected Items	Previously Reported	Revision Adjustment	As Revised	Previously Reported	Revision Adjustment	As Revised
Selling, general, and administrative expense	$137,118	$(631)	$136,487	$133,253	$(777)	$132,476
Income tax expense	12,449	221	12,670	4,088	272	4,360
Net income	41,721	410	42,131	19,707	505	20,212

Basic earnings per share:
Net income per share of common stock	$2.04	$0.02	$2.06	$0.96	$0.02	$0.98
Diluted earnings per share:
Net income per share of common stock	$2.00	$0.02	$2.02	$0.94	$0.03	$0.97
Note C — Segment Reporting and Geographic Information
The Company is organized into three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Other reportable segment includes the operating results of our Precision Optics and Large Area Coatings operating segments (collectively referred to as the Precision Coatings group) and unallocated corporate costs. Precision Optics and Large Area Coatings do not meet the quantitative threshold criteria for separate disclosure.
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

Advanced Materials produces advanced chemicals, microelectric packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, and ultra-fine wire.
The Precision Coatings group produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The following table summarizes our reportable segments for the years ended December 31, 2015, 2014, and 2013:

			Other
(Thousands)	Performance Alloys and Composites	Advanced Materials	Other (1)	Corporate (2)	Subtotal	Total
2015
Net sales	$394,760	$482,288	$148,444	$(220)	$148,224	$1,025,272
Intersegment sales (3)	768	63,669	—	—	—	64,437
Value-added sales	335,136	182,794	101,761	(2,444)	99,317	617,247
Operating profit (loss)	23,560	27,805	7,483	(13,580)	(6,097)	45,268
Depreciation, depletion, and amortization	19,748	6,995	9,951	1,777	11,728	38,471
Expenditures for long-lived assets	38,562	5,286	6,399	1,843	8,242	52,090
Assets	426,106	131,104	118,953	66,477	185,430	742,640
2014
Net sales	$433,288	$547,282	$147,659	$(1,339)	$146,320	$1,126,890
Intersegment sales (3)	743	54,404	—	—	—	55,147
Value-added sales	358,511	181,040	102,378	(4,856)	97,522	637,073
Operating profit (loss)	33,290	32,692	9,272	(17,666)	(8,394)	57,588
Depreciation, depletion, and amortization	24,712	6,890	10,175	1,739	11,914	43,516
Expenditures for long-lived assets	16,998	6,412	5,869	1,280	7,149	30,559
Assets	433,997	148,303	122,337	57,701	180,038	762,338
2013
Net sales	$422,936	$591,972	$152,269	$(295)	$151,974	$1,166,882
Intersegment sales (3)	447	56,048	5	—	5	56,500
Value-added sales	339,903	168,600	104,232	(3,644)	100,588	609,091
Operating profit (loss)	30,737	8,427	4,262	(15,818)	(11,556)	27,608
Depreciation, depletion, and amortization	23,033	9,037	8,446	1,812	10,258	42,328
Expenditures for long-lived assets	18,354	4,201	6,763	3,306	10,069	32,624
Assets	428,706	184,027	122,964	42,248	165,212	777,945

(1)	Other represents the Precision Coatings group, which is a business included in the Other reportable segment.

(2)	Costs associated with our unallocated corporate functions have been shown separately to better illustrate the financial information for the businesses within the Other reportable segment.

(3)	Intersegment sales are eliminated in consolidation.
The primary measure of evaluating segment performance is operating profit. In addition to net sales, value-added sales is also reviewed. Value-added sales represents a non-GAAP measure which removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in pass-through metal prices. Value-added sales is a metric of particular importance to the Advanced Materials segment, since a significant portion of Advanced Materials' net sales are based on the value of precious metals which can fluctuate significantly from period to period.
From a segment assets perspective, segments are evaluated based upon a return on assets metric, which includes inventory (excluding the impact of LIFO), accounts receivable, and property, plant, and equipment.

The Other reportable segment includes the operating results and assets of the Precision Coatings group, as well as unallocated corporate costs and assets.
Other geographic information includes the following:

(Thousands)	2015	2014	2013
Net sales
United States	$639,436	$731,194	$810,648
Asia	247,174	238,684	196,040
Europe	122,554	136,561	136,614
All other	16,108	20,451	23,580
Total	$1,025,272	$1,126,890	$1,166,882
Long-lived assets by country deployed
United States	$249,976	$233,619	$246,132
All other	13,653	13,969	15,761
Total	$263,629	$247,588	$261,893

Net sales are based on the location of the selling group. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.

Long-lived assets are comprised of property, plant and equipment based on physical location.
Note D — Other-net
Other-net is summarized for 2015, 2014, and 2013 as follows:

	(Income) Expense
(Thousands)	2015	2014	2013
Foreign currency exchange/translation gain	$(5,461)	$(1,676)	$(1,506)
Amortization of intangible assets	5,112	5,169	5,529
Metal consignment fees	7,074	7,332	7,218
Net loss (gain) on disposal of fixed assets	768	(2,435)	1,459
Recovery from insurance	(3,800)	(6,750)	—
Legal settlement	(1,825)	(4,000)	—
Consignment facility renegotiation bank fee	—	—	853
Other items	907	1,338	909
Total	$2,775	$(1,022)	$14,462
Note E — Facility Consolidation
During 2012, the Company announced a plan to consolidate various small facilities to improve efficiencies and reduce overhead costs in order to improve profitability and cash flows. The plan also involved a reduction in the hourly workforce and management group at other facilities. Costs associated with the consolidation plan, primarily within the Advanced Materials and Other segments, included severance and related manpower costs, equipment write-downs, equipment relocations, and other related costs.
    These costs are presented in the Consolidated Statements of Income as follows:

(Thousands)	2014	2013
Cost of sales	$433	$1,812
Selling, general, and administrative expense	104	2,805
Other-net	170	1,373
Total	$707	$5,990

Included in these costs are equipment write-offs of $1.2 million in 2013 that resulted from the abandonment of equipment with no realizable value.
At December 31, 2015, no remaining accruals related to this plan are recorded.
Note F — Interest
The following chart summarizes the interest incurred, capitalized, and paid, as well as the amortization of capitalized interest for 2015, 2014, and 2013:

(Thousands)	2015	2014	2013
Interest incurred	$2,685	$3,012	$3,286
Less capitalized interest	235	225	250
Total net expense	$2,450	$2,787	$3,036
Interest paid	$2,042	$2,215	$2,671
Amortization of capitalized interest included in cost of sales	$233	$261	$265
The difference in expense for 2015, 2014, and 2013 was primarily due to changes in the level of outstanding debt and capital leases and the average borrowing rate. Amortization of deferred financing costs within interest expense was $0.7 million in 2015, $0.8 million in 2014, and $0.7 million in 2013.
Note G — Income Taxes
Income before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2015	2014	2013
Income before income taxes:
Domestic	$31,748	$40,420	$17,305
Foreign	11,070	14,381	7,267
Total income before income taxes	$42,818	$54,801	$24,572
Income tax expense:
Current income tax expense:
Domestic	$3,556	$14,487	$4,325
Foreign	2,736	3,457	2,205
Total current	$6,292	$17,944	$6,530
Deferred income tax expense (benefit):
Domestic	$4,960	$(4,383)	$(2,686)
Foreign	1,016	(553)	319
Valuation allowance	(1,608)	(338)	197
Total deferred	$4,368	$(5,274)	$(2,170)
Total income tax expense	$10,660	$12,670	$4,360

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2015	2014	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax effect	1.7	0.8	(0.8)
Effect of excess of percentage depletion over cost depletion	(7.1)	(5.1)	(11.4)
Manufacturing production deduction	(0.9)	(2.5)	(2.3)
Officers’ compensation	0.9	0.2	0.4
Adjustment to unrecognized tax benefits	(1.1)	0.3	0.3
Foreign rate differential	(4.2)	(3.2)	(3.0)
Research and development tax credit	(1.6)	(1.3)	(7.2)
Valuation allowance	(0.9)	(0.6)	2.2
Other items	3.1	(0.5)	4.5
Effective tax rate	24.9%	23.1%	17.7%
The Company had domestic and foreign income tax payments of $6.0 million, $13.1 million, and $8.2 million in 2015, 2014, and 2013, respectively.
Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2015	2014
Asset (liability)
Post-employment benefits other than pensions	$5,094	$5,543
Other reserves	18,234	18,650
Environmental reserves	2,068	1,808
Inventory	3,264	4,808
Pensions	21,781	24,158
Alternative minimum tax credit	709	—
Net operating loss and credit carryforwards	4,148	5,714
Research and development tax credit carryforward	700	—
Miscellaneous	377	345
Subtotal	56,375	61,026
Valuation allowance	(2,837)	(4,444)
Total deferred tax assets	53,538	56,582
Depreciation	(14,359)	(16,226)
Amortization	(6,453)	(7,001)
Capitalized interest expense	(204)	(141)
Mine development	(6,457)	(571)
Derivative instruments and hedging activities	(432)	(1,250)
Total deferred tax liabilities	(27,905)	(25,189)
Net deferred tax asset	$25,633	$31,393
The Company had deferred income tax assets offset with a valuation allowance for certain state and foreign net operating losses and state investment tax credit carryforwards. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.
ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requires all public companies to classify deferred taxes as noncurrent effective for financial statements issued for annual periods beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis. In accordance with this new guidance, the Company has elected early adoption of the guidance on a prospective basis beginning with the financial statements issued for the annual period ended December 31, 2015. As such, all financial statements issued prior to the annual period ended December 31, 2015 are not being retrospectively adjusted.
At December 31, 2015, for income tax purposes, the Company had foreign net operating loss carryforwards of $3.3 million that do not expire, and $5.9 million that expire in calendar years 2016 through 2024, of which $0.9 million expires within the next twelve months. The Company also had state net operating loss carryforwards of $19.5 million that expire in calendar years 2017 through 2035 and state tax credits of $2.5 million that expire in calendar years 2016 through 2030. A valuation allowance of $2.8 million has been provided against certain foreign and state loss carryforwards and state tax credits due to uncertainty of their realization.
The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2011, and foreign examinations for tax years before 2010.
A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ending December 31, 2015 and 2014 is as follows:

(Thousands)	2015	2014
Balance at January 1	$1,790	$1,679
Additions to tax provisions related to the current year	9	12
Additions to tax positions related to prior years	—	483
Reduction to tax positions related to prior years	(439)	—
Lapses on statutes of limitations	(75)	(384)
Balance at December 31	$1,285	$1,790
At December 31, 2015, the Company had $1.3 million of unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of related federal tax benefits, recognized in earnings was immaterial during 2015, 2014, and 2013. As of December 31, 2015 and 2014, accrued interest and penalties, net of related federal tax benefits, were immaterial.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside of the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $54.0 million as of December 31, 2015. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

Note H — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2015	2014	2013
Numerator for basic and diluted EPS:
Net income	$32,158	$42,131	$20,212
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,097	20,461	20,571
Effect of dilutive securities:
Stock options and stock appreciation rights	156	197	188
Restricted stock	91	125	149
Performance-based restricted shares	58	69	35
Diluted potential common shares	305	391	372
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,402	20,852	20,943
Basic EPS	$1.60	$2.06	$0.98
Diluted EPS	$1.58	$2.02	$0.97
SARs with grants in excess of the average annual share price totaling 376,550 in 2015, 328,611 in 2014, and 368,005 in 2013 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note I — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2015	2014
Raw materials and supplies	$37,463	$42,501
Work in process	180,458	199,785
Finished goods	38,135	43,799
Subtotal	256,056	286,085
Less: LIFO reserve balance	44,236	53,676
Inventories	$211,820	$232,409
Gross inventories accounted for using the LIFO method totaled $160.5 million at December 31, 2015 and $183.9 million at December 31, 2014. The use of the LIFO method results in a better matching of revenues and costs. The liquidation of LIFO inventory layers reduced cost of sales by $6.1 million in 2015 and $0.1 million in 2014.

The Company repaid a precious metal-denominated loan totaling $28.7 million as of December 31, 2013 in the third quarter of 2014. This debt reduction was completed by transferring 23,781 ounces of gold held in inventory to the lender as repayment for the outstanding short-term debt, and this transaction was treated as a non-cash item in the Consolidated Statement of Cash Flows.

Note J — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2015	2014
Land	$7,457	$7,458
Buildings	133,427	129,673
Machinery and equipment	597,423	579,906
Software	38,505	34,525
Construction in progress	15,449	16,818
Allowances for depreciation	(565,203)	(534,908)
Subtotal	227,058	233,472
Capital leases	10,913	10,912
Allowances for depreciation	(2,242)	(1,988)
Subtotal	8,671	8,924
Mineral resources	4,979	4,980
Mine development	25,681	16,399
Allowances for amortization and depletion	(2,760)	(16,187)
Subtotal	27,900	5,192
Property, plant, and equipment — net	$263,629	$247,588
The Company received $63.5 million from the U.S. Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of the equipment in property, plant, and equipment and the reimbursements as unearned income, a liability on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
Unearned income was reduced by $5.8 million and $4.7 million in 2015 and 2014, respectively, and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin.
We recorded depreciation and depletion expense of $32.8 million in 2015, $37.5 million in 2014, and $36.1 million in 2013. The expense is net of the above-referenced reductions in the unearned income liability. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is also net of the reduction in the unearned income liability in 2015, 2014, and 2013. The net book value of capitalized software was $9.5 million and $6.1 million at December 31, 2015 and December 31, 2014, respectively. Depreciation expense related to software was $2.3 million in 2015, $1.8 million in 2014, and $1.7 million in 2013.
Note K — Intangible Assets and Goodwill
Assets Acquired
The Company acquired a license in 2014 with a cost of $0.3 million with a weighted-average amortization period of 8.5 years. The Company incurred $0.8 million in 2015 for deferred financing costs associated with amending its credit agreement.

Assets Subject to Amortization
The cost, accumulated amortization, and net book value of intangible assets subject to amortization as of December 31, 2015 and 2014, and the aggregate amortization expense for each year then ended is as follows:

(Thousands)	2015	2014
Deferred financing costs
Cost	$8,537	$7,794
Accumulated amortization	(5,808)	(5,302)
Net book value	2,729	2,492
Customer relationships
Cost	38,428	38,427
Accumulated amortization	(30,466)	(26,544)
Net book value	7,962	11,883
Technology
Cost	12,092	12,092
Accumulated amortization	(9,565)	(8,594)
Net book value	2,527	3,498
Licenses and other
Cost	2,989	2,817
Accumulated amortization	(2,471)	(2,131)
Net book value	518	686
Total
Cost	62,046	61,130
Accumulated amortization	(48,310)	(42,571)
Net book value	$13,736	$18,559
Aggregate amortization expense	$5,651	$5,964
The aggregate amortization expense is estimated to be $5.1 million in 2016, $4.5 million in 2017, $1.9 million in 2018, $1.1 million in 2019, and $0.6 million in 2020.
Assets Not Subject to Amortization
The Company’s only intangible asset not subject to amortization is goodwill. The balance of goodwill at December 31, 2015 and 2014 was $86.7 million and assigned to several reporting units.
Goodwill within the Advance Materials segment totaled $46.6 million.Within the Precision Coatings group, goodwill totaled $17.6 million and $20.6 million relating to the Precision Optics and Large Area Coatings operating segments, respectively. The remaining $1.9 million is related to the Beryllium reporting unit within the Performance Alloys and Composites segment.
Note L — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2015	2014
Revolving credit agreement	$—	$10,000
Fixed rate industrial development revenue bonds payable in annual installments through 2021	5,308	5,961
Variable rate industrial development revenue bonds payable in 2016	8,305	8,305
Total outstanding	13,613	24,266
Current portion of long-term debt	(8,998)	(653)
Total	$4,615	$23,613

Maturities on long-term debt instruments as of December 31, 2015 are as follows:

2016	$8,998
2017	733
2018	773
2019	819
2020	864
Thereafter	1,426

Total	$13,613

In 2015, the Company entered into an amendment to its $375.0 million revolving credit agreement (Credit Agreement). The amendment extends the maturity date of the Credit Agreement from 2018 to 2020 and provides more favorable pricing under certain circumstances. In addition, the amendment provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. The amended agreement includes an increase in the Credit Agreement's expansion option for additional uncommitted lines from $100.0 million to $300.0 million. The Credit Agreement is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the Credit Agreement.
At December 31, 2015, there was $38.0 million outstanding against the letters of credit sub-facility. The Company pays a variable commitment fee that may reset quarterly (0.20% as of December 31, 2015) of the available and unborrowed amounts under the revolving credit line.
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of December 31, 2015 and December 31, 2014.
The following table summarizes the Company’s short-term lines of credit. Amounts shown as outstanding are included in short-term debt in the Consolidated Balance Sheets.

	December 31, 2015			December 31, 2014
(Thousands)	Total	Outstanding	Available	Total	Outstanding	Available
Domestic	$336,955	$—	$336,955	$322,475	$—	$322,475
Foreign	9,283	—	9,283	12,334	—	12,334
Total	$346,238	$—	$346,238	$334,809	$—	$334,809
While the available borrowings under the individual existing credit lines total $346.2 million, the covenants in the domestic Credit Agreement restrict the aggregate available borrowings to $221.8 million as of December 31, 2015.
The domestic line is committed and includes all sub-facilities in the $375.0 million maximum borrowing under the Credit Agreement. The Company has various foreign lines of credit, one of which for $2.0 million, is committed and secured. The remaining foreign lines are uncommitted, unsecured, and renewed annually. The average interest rate on short-term debt was 0.42% and 4.90% as of December 31, 2015 and 2014, respectively. In 2014, the Company transferred its precious metal-denominated debt to its precious metals consignment facility. Refer to Note I for additional information.
In April 2011, the Company entered into an agreement with the Toledo-Lucas County Port Authority and the Dayton–Montgomery County Port Authority in Ohio to co-issue $8.0 million in taxable development revenue bonds, with a fixed amortization term that will mature in 2021. The interest rate on these bonds is fixed at 4.9%, and the unamortized balance of the bonds was $5.3 million at December 31, 2015.
In November of 1996, the Company entered into an agreement with the Lorain Port Authority in Ohio to issue $8.3 million in variable rate industrial revenue bonds, maturing in 2016. The variable rate ranged from 0.05% to 0.25% in 2015 and from 0.18% to 0.28% in 2014.

Note M — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with terms ranging up to 25 years. Operating lease expense amounted to $8.3 million, $8.7 million, and $9.4 million during 2015, 2014, and 2013, respectively. The future estimated minimum payments under capital leases and non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2015, are as follows:

	Capital	Operating
(Thousands)	Leases	Leases
2016	$1,064	$6,834
2017	1,064	5,689
2018	1,064	4,816
2019	1,064	3,666
2020	1,064	3,318
2021 and thereafter	2,572	6,431
Total minimum lease payments	7,892	$30,754
Amounts representing interest	1,379
Present value of net minimum lease payments	$6,513

Note N — Pensions and Other Post-Employment Benefits
The obligation and funded status of the Company’s pension and other post-employment benefit plans are shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, and England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
(Thousands)	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$271,785	$221,748	$16,540	$31,398
Service cost	9,195	7,963	115	138
Interest cost	10,446	10,339	554	675
Plan amendments	—	—	—	(14,034)
Actuarial (gain) loss	(19,978)	43,476	(504)	223
Benefit payments from fund	(9,317)	(8,387)	—	—
Benefit payments directly by Company	(236)	(1,236)	(1,542)	(1,968)
Expenses paid from assets	(492)	(570)	—	—
Medicare Part D subsidy	—	—	—	108
Foreign currency exchange rate changes	(1,446)	(1,548)	37	—
Benefit obligation at end of year	259,957	271,785	15,200	16,540
Change in plan assets
Fair value of plan assets at beginning of year	187,186	173,494	—	—
Actual return on plan assets	(4,657)	6,852	—	—
Employer contributions	12,366	16,145	—	—
Benefit payments from fund	(9,317)	(8,387)	—	—
Expenses paid from assets	(492)	(569)	—	—
Foreign currency exchange rate changes	(336)	(349)	—	—
Fair value of plan assets at end of year	184,750	187,186	—	—
Funded status at end of year	$(75,207)	$(84,599)	$(15,200)	$(16,540)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$1,428	$1,703	$—	$—
Other liabilities and accrued items	(960)	(753)	(1,433)	(1,472)
Retirement and post-employment benefits	(75,675)	(85,549)	(13,767)	(15,068)
	$(75,207)	$(84,599)	$(15,200)	$(16,540)
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss	$113,368	$122,641	$229	$275
Net prior service (credit) cost	(850)	(1,300)	11,038	(12,536)
	$112,518	$121,341	$11,267	$(12,261)
Amortizations expected to be recognized during next fiscal year (before tax):
Amortization of net loss	$6,012	$7,558	$—	$—
Amortization of prior service credit	(460)	(450)	(1,497)	—
	$5,552	$7,108	$(1,497)	$—
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$251,956	$260,536	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	254,178	266,377	—	—
Aggregate fair value of plan assets	177,543	180,075	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	243,139	255,128	—	—
Aggregate fair value of plan assets	177,543	180,075	—	—

Components of net benefit cost and other amounts recognized in other comprehensive income (OCI)

	Pension Benefits			Other Benefits
(Thousands)	2015	2014	2013	2015	2014	2013
Net benefit cost
Service cost	$9,195	$7,963	$9,724	$115	$138	$305
Interest cost	10,446	10,339	9,936	554	675	1,243
Expected return on plan assets	(13,611)	(12,419)	(12,261)	—	—	—
Amortization of prior service cost (benefit)	(450)	(434)	(340)	(1,497)	(1,498)	115
Recognized net actuarial loss	7,537	5,263	7,912	—	—	—
Net periodic cost	13,117	10,712	14,971	(828)	(685)	1,663
Settlements	—	7	—	—	—	—
Total net benefit cost	$13,117	$10,719	$14,971	$(828)	$(685)	$1,663

	Pension Benefits			Other Benefits
(Thousands)	2015	2014	2013	2015	2014	2013
Change in other comprehensive income
OCI at beginning of year	$121,341	$77,249	$124,955	$(12,261)	$52	$2,587
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	450	434	340	1,497	1,498	(115)
Recognized during year — net actuarial (losses) gains	(7,537)	(5,263)	(7,912)	—	—	—
Occurring during year — prior service cost	—	—	—	—	(14,034)	—
Occurring during year — net actuarial losses (gains)	(1,697)	49,037	(40,143)	(503)	223	(2,397)
Other adjustments	—	—	(3)	—	—	(23)
Foreign currency exchange rate changes	(39)	(116)	12	—	—	—
OCI at end of year	$112,518	$121,341	$77,249	$(11,267)	$(12,261)	$52
Summary of key valuation assumptions

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	4.27%	4.00%	4.80%	3.88%	3.50%	4.50%
Rate of compensation increase	4.05%	3.96%	4.43%	4.00%	4.00%	4.50%
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	4.00%	4.79%	3.97%	3.50%	4.13%	3.75%
Expected long-term return on plan assets	7.15%	7.15%	7.44%	N/A	N/A	N/A
Rate of compensation increase	3.95%	4.42%	4.42%	4.00%	4.50%	4.50%
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
In the second quarter of 2012, the Company closed its domestic defined benefit pension plan to new entrants. Current plan participants will continue to accrue benefits under the existing formulas, while new hires are offered an enhanced defined contribution plan.
Assumptions for the defined benefit pension plans in Germany and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in Germany and England. The plan in Germany is unfunded.
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

Assumed health care trend rates at fiscal year end	2015	2014
Health care trend rate assumed for next year	7.00%	7.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase		1-Percentage- Point Decrease
(Thousands)	2015	2014	2015	2014
Effect on total of service and interest cost components	$15	$15	$(14)	$(14)
Effect on post-employment benefit obligation	337	427	(311)	(392)

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2015 and 2014 by asset category. Refer to Note Q to the Consolidated Financial Statements for definitions of fair value hierarchy.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
(Thousands)
Cash	$8,848	$8,848	$—	$—
Equity securities:
U.S. (a)	51,732	40,476	11,256	—
International (b)	29,799	26,744	3,055	—
Emerging markets (c)	10,434	10,290	144	—
Fixed-income securities:
Intermediate-term bonds (d)	42,994	30,527	12,467	—
Short-term bonds (e)	3,875	—	3,875	—
Global bonds (f)	2,948	—	2,948	—
Other types of investments:
Real estate fund (g)	5,799	5,722	77	—
Alternative strategies (h)	8,819	8,722	97	—
Pooled investment fund (i)	15,894	—	—	15,894
Multi-strategy hedge funds (j)	3,217	—	—	3,217
Private equity funds	290	—	—	290
Accrued interest and dividends	101	101	—	—
Total	$184,750	$131,430	$33,919	$19,401

	December 31, 2014
	Total	Level 1	Level 2	Level 3
(Thousands)
Cash	$6,173	$6,173	$—	$—
Equity securities:
U.S. (a)	60,028	49,625	10,403	—
International (b)	28,372	25,361	3,011	—
Emerging markets (c)	13,498	13,300	198	—
Fixed income securities:
Intermediate-term bonds (d)	18,635	14,755	3,880	—
Short-term bonds (e)	3,631	—	3,631	—
Global bonds (f)	30,030	26,795	3,235	—
Other types of investments:
Real estate fund (g)	6,513	6,433	80	—
Alternative strategies (h)	8,477	8,382	95	—
Pooled investment fund (i)	6,613	—	—	6,613
Multi-strategy hedge funds (j)	4,962	—	—	4,962
Private equity funds	254	—	—	254
Total	$187,186	$150,824	$24,533	$11,829

(a)	Mutual funds that invest in various sectors of the U.S. market.

(b)	Mutual funds that invest in non-U.S. companies primarily in developed countries that are generally considered to be value stocks.

(c)	Mutual funds that invest in non-U.S. companies in emerging market countries.

(d)	Includes a mutual fund that employs a value-oriented approach to fixed income investment management and a mutual fund that invests primarily in investment-grade debt securities.

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
The following table summarizes changes in the fair value of the Company’s defined benefit pension plan Level 3 assets measured using significant unobservable inputs during 2015 and 2014:

(Thousands)	Total	Pooled Investment Fund	Multi-strategy Hedge Funds	Private Equity Funds
Balance at January 1, 2014	$5,884	$—	$5,467	$417
Actual return:
On assets still held at reporting date	(406)	113	(505)	(14)
On assets sold during the period	(20)	—	—	(20)
Purchases, sales, and settlements	6,371	6,500	—	(129)
Balance at December 31, 2014	$11,829	$6,613	$4,962	$254
Actual return:
On assets still held at reporting date	(188)	(229)	5	36
On assets sold during the period	(1,750)	—	(1,750)	—
Purchases, sales, and settlements	9,510	9,510	—	—
Balance at December 31, 2015	$19,401	$15,894	$3,217	$290
Capital may be withdrawn from the multi-strategy hedge fund partnership on a monthly basis with a ten-day notice period.
The Company’s domestic defined benefit pension plan investment strategy, as approved by the Governance and Organization Committee of the Board of Directors, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents, and alternative securities (which include real estate, private venture capital investments, hedge funds, and tactical asset allocation). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 30% to 70% in equity securities, 20% to 50% in fixed income securities and cash, and up to 25% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.
None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions

The Company expects to contribute $16.0 million to its domestic defined benefit pension plan and $1.4 million to its other benefit plans in 2016.

The closure of the domestic defined benefit plan to new entrants in 2012 will reduce our plan funding requirements in the long term, but closure has a minimal impact on our funding requirements in the short term.

During 2013, we offered a one-time opportunity for terminated deferred vested participants in the domestic defined benefit plan to elect a lump sum payment in 2013 in lieu of an annuity upon retirement. The resulting lump sum payouts of $14.8 million were made from the pension plan assets during 2013, and no additional contribution from the Company was required to fund the payments. The lump sum payout option was part of a long-term program to reduce risk associated with our domestic pension plan assets and liabilities.
Effective 2016, all plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
(Thousands)
2016	$10,901	$1,433	$1,379
2017	13,108	1,521	1,470
2018	11,320	1,581	1,533
2019	12,634	1,539	1,495
2020	12,953	1,512	1,472
2021 through 2025	76,525	5,960	5,818
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $2.3 million at December 31, 2015 and $2.1 million at December 31, 2014, and was included in retirement and post-employment benefits in the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $3.1 million in 2015, $3.0 million in 2014, and $2.8 million in 2013.

Note O — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including amounts reclassified out, for 2015, 2014 and 2013, and the balances in accumulated other comprehensive income as of December 31, 2015, 2014, and 2013 are as follows:

	Gains and Losses On Cash Flow Hedges			Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals	Total			Total
Accumulated other comprehensive income as of December 31, 2012
Gross	$253	$97	$350	$(127,541)	$4,077	$(123,114)
Deferred tax expense (benefit)	(1,314)	34	(1,280)	(33,405)	—	(34,685)
Net	$1,567	$63	$1,630	$(94,136)	$4,077	$(88,429)
2013 activity
Other comprehensive income (loss) before reclassifications	$618	$4	$622	$42,553	$(3,790)	$39,385
Amounts reclassified from accumulated other comprehensive income	(958)	(120)	(1,078)	7,687	—	6,609
Net current period other comprehensive income (loss) before tax	(340)	(116)	(456)	50,240	(3,790)	45,994
Deferred taxes on current period activity	(119)	(41)	(160)	17,613	—	17,453
2013 other comprehensive income (loss) after tax	(221)	(75)	(296)	32,627	(3,790)	28,541
Accumulated other comprehensive income as of December 31, 2013
Gross	(87)	(19)	(106)	(77,301)	287	(77,120)
Deferred tax (benefit)	(1,433)	(7)	(1,440)	(15,792)	—	(17,232)
Net	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)
2014 activity
Other comprehensive income (loss) before reclassifications	$3,456	$19	$3,475	$(35,109)	$(4,440)	$(36,074)
Amounts reclassified from accumulated other comprehensive income	87	—	87	3,330	—	3,417
Net current period other comprehensive income (loss) before tax	3,543	19	3,562	(31,779)	(4,440)	(32,657)
Deferred taxes on current period activity	1,311	7	1,318	(11,626)	—	(10,308)
2014 other comprehensive income (loss) after tax	2,232	12	2,244	(20,153)	(4,440)	(22,349)
Accumulated other comprehensive income as of December 31, 2014
Gross	3,456	—	3,456	(109,080)	(4,153)	(109,777)
Deferred tax (benefit)	(122)	—	(122)	(27,418)	—	(27,540)
Net	$3,578	$—	$3,578	$(81,662)	$(4,153)	$(82,237)
2015 activity
Other comprehensive income (loss) before reclassifications	$2,995	$—	$2,995	$2,249	$(1,335)	$3,909
Amounts reclassified from accumulated other comprehensive income	(6,169)	—	(6,169)	5,580	—	(589)
Net current period other comprehensive income (loss) before tax	(3,174)	—	(3,174)	7,829	(1,335)	3,320
Deferred taxes on current period activity	(1,175)	—	(1,175)	2,963	—	1,788
2015 other comprehensive income (loss) after tax	(1,999)	—	(1,999)	4,866	(1,335)	1,532
Accumulated other comprehensive income as of December 31, 2015
Gross	282	—	282	(101,251)	(5,488)	(106,457)
Deferred tax (benefit)	(1,297)	—	(1,297)	(24,455)	—	(25,752)
Net	$1,579	$—	$1,579	$(76,796)	$(5,488)	$(80,705)

Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note Q for additional details on cash flow hedges.

Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note N for additional details on pension and other post-employment expenses.
Note P — Stock-based Compensation
Stock incentive plans (the 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan) were approved at the May 2006 annual meeting of shareholders. These plans authorize the granting of option rights, stock appreciation rights (SARs), performance-restricted shares, performance shares, performance units, and restricted shares and replaced the 1995 Stock Incentive Plan and the 1997 Stock Incentive Plan for Non-employee Directors. The 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan were amended to, among other things, add additional shares to the plans. These amendments were approved by shareholders at the May 2014 annual meeting.
Stock-based compensation expense, recognized as a component of selling, general, and administrative expense, was $5.5 million, $4.8 million, and $5.0 million in 2015, 2014, and 2013, respectively.
SARs/Stock Options
The Company may grant SARs to certain employees and non-employee directors. Upon exercise of vested SARs, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the Company’s common shares at the time of the exercise and the strike price established in the SARs agreement) divided by the common share price. The strike price of the SARs is equal to the market value of the Company’s common shares on the day of the grant. The number of SARs available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARs are established in the SARs agreement at the time of the grant. The exercise of the SARs will be satisfied by the issuance of treasury shares. The SARs vest three years from the date of grant. SARs granted prior to 2011 expire in ten years, while the SARs granted in 2011 and later expire in seven years.
The following table summarizes the Company's SARs activity during 2015:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2014	968	$28.32	$—	—
Granted	161	36.81	—	—
Exercised	(72)	19.03	—	—
Cancelled	(11)	36.99	—	—
Outstanding at December 31, 2015	1,046	30.18	2,379	3.7
Vested and expected to vest as of December 31, 2015	1,046	30.18	2,379	3.7
Exercisable at December 31, 2015	609	28.17	2,379	2.5
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2014	465	$13.45
Granted	161	13.27
Vested	(180)	14.95
Cancelled	(9)	15.62
Nonvested as of December 31, 2015	437	12.21

As of December 31, 2015, $0.7 million of expense with respect to nonvested SARs has yet to be recognized as expense over a weighted-average period of approximately 22 months. The total fair value of shares vested during 2015, 2014 and 2013 was $2.7 million, $3.2 million, and $2.4 million.
The weighted-average grant date fair value for 2015, 2014, and 2013 was $13.27, $12.48, and $12.54, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the three years vesting period, or earlier if the employee is retirement eligible as defined in the Plan. Stock-based compensation expense relating to SARs was $2.0 million in 2015, 2014, and 2013.
The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.47%	1.64%	0.70%
Dividend yield	0.9%	1.0%	1.1%
Volatility	42.8%	45.5%	56.6%
Expected lives (in years)	5.0	5.0	5.0
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
There were no stock options outstanding as of year end 2015. The cash received from the exercise of stock options was $0.4 million in 2014 and $1.2 million in 2013. The tax benefit realized from tax deductions from exercises was $0.1 million in 2014 and $0.5 million in 2013. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013, was $0.3 million and $1.0 million, respectively.
Restricted Stock
The Company may grant restricted stock to employees and non-employee directors of the Company. These shares are restricted and vest over a designated period of time as defined at the date of the grant and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the restricted shares is determined on the date of the grant and is amortized over the restriction period. The restriction period is typically three years unless the recipient is retirement eligible.
The fair value of the restricted stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2015, 2014, and 2013 was $37.17, $33.29, and $27.35, respectively.
Stock-based compensation expense relating to restricted stock was $2.1 million in 2015, $1.8 million in 2014, and $2.2 million in 2013. The unamortized compensation cost on the outstanding restricted stock was $0.8 million as of December 31, 2015 and is expected to be amortized over a weighted-average period of 13 months. The income tax expense recognized from the vesting of restricted stock totaled less than $0.1 million in 2015 and $0.1 million in 2014, as compared to the tax benefit realized from the vesting of restricted stock of $0.2 million in 2013.

The following table summarizes the restricted stock activity during 2015:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2014	152	$30.76
Granted	59	37.17
Vested	(73)	30.36
Forfeited	(4)	36.81
Outstanding at December 31, 2015	134	$33.32
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
Compensation expense is based upon the performance projections for the three-year plan period, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $1.4 million for 2015, $1.0 million for 2014, and $0.8 million for 2013.
Directors Deferred Compensation
Non-employee directors may defer all or part of their fees into the Company’s common shares. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common shares do not impact the recorded values of the shares.
The following table summarizes the stock activity for the directors' deferred compensation plan during 2015:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2014	120	$25.33
Granted	21	37.08
Distributed	(3)	32.17
Outstanding at December 31, 2015	138	$25.60
During the years ended December 31, 2015, 2014 and 2013, the weighted-average grant date fair value of shares granted was $37.08, $33.46, and $26.99, respectively.
Note Q — Fair Value Information and Derivative Financial Instruments
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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2015:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Financial Assets
Deferred compensation investments	$2,524	$2,503	$21	$—
Foreign currency forward contracts	462	—	462	—
Total	$2,986	$2,503	$483	$—
Financial Liabilities
Deferred compensation liability	$2,524	$2,503	$21	$—
Foreign currency forward contracts	180	—	180	—
Total	$2,704	$2,503	$201	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The Company's deferred compensation investment and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.
The carrying values of the other working capital items and debt in the Consolidated Balance Sheet approximate fair values as of December 31, 2015.
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
The fair values of the outstanding derivatives are recorded as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short term or long term depending upon maturity dates. The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives and balance sheet classification as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$5,138	$60	$6,835	$773
Foreign currency forward contracts - euro	18,181	402	33,215	2,683
	23,319	462	40,050	3,456
Other liabilities and accrued items
Foreign currency forward contracts - yen	5,102	(94)	—	—
Foreign currency forward contracts - euro	10,514	(86)	—	—
	15,616	(180)	—	—

Total	$38,935	$282	$40,050	$3,456
All of the foreign currency derivative contracts outstanding at December 31, 2015 and 2014 were designated and effective as cash flow hedges. There were no precious metal derivative contracts outstanding at December 31, 2015 and 2014.
There was no ineffectiveness associated with the derivative contracts outstanding at December 31, 2015 or 2014, and no ineffectiveness expense was recorded in 2015, 2014, or 2013.
The fair value of derivative contracts recorded in accumulated other comprehensive income totaled $0.3 million as of December 31, 2015. The Company expects to relieve this balance to the Consolidated Statement of Income in 2016. The fair value of derivative contracts in accumulated other comprehensive income totaled $3.5 million at December 31, 2014.

Note R — Contingencies and Commitments
Chronic Beryllium Disease (CBD) Claims
The Company is a defendant from time to time in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted CBD or related ailments as a result of exposure to beryllium. Plaintiffs in CBD cases seek recovery under theories of negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, often claim loss of consortium.
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
Non-employee claims for CBD are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2015 and 2014, defense and indemnity costs were less than the deductible.
There was one CBD case outstanding as of December 31, 2015, and the Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements. This case was filed during 2013.
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
Insurance Recoverable
After recording and investigating a $7.4 million inventory loss in 2012, the Company filed a claim with its insurance provider under existing polices for theft. In 2014, the Company and the insurance company settled the claim, and the Company received a cash payment of $6.8 million and recognized the amount in Other-net in the Consolidated Statement of Income.
The Company collected $5.6 million and $4.0 million during 2015 and 2014, respectively, as part of settlement agreements with contractors and insurance companies for outstanding disputes regarding construction of the Company's beryllium pebble facility located in Elmore, Ohio. The cash received and the benefit of these settlements were recorded in Other-net in the Consolidated Statements of Income.
Environmental Proceedings
The Company has an active program for environmental compliance that includes the identification of environmental projects and estimating the impact on the Company’s financial performance and available resources. Environmental expenditures that relate to current operations, such as wastewater treatment and control of airborne emissions, are either expensed or capitalized as appropriate. The Company records reserves for the probable costs for identified environmental remediation projects. The Company’s environmental engineers perform routine ongoing analyses of the remediation sites and will use outside consultants to assist in their analyses from time to time. Accruals are based upon their analyses and are established based on the reasonably estimable loss or range of loss. The accruals are revised for the results of ongoing studies, changes in strategies, inflation, and for differences between actual and projected costs. The accruals may also be affected by rulings and negotiations with regulatory agencies. The timing of payments often lags the accrual, as environmental projects typically require a number of years to complete.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at the end of the year for 2015 and 2014 are as follows:

(Thousands)	2015	2014
Reserve balance at beginning of year	$(4,922)	$(4,809)
Expensed	(1,445)	(275)
Paid	653	162
Reserve balance at end of year	$(5,714)	$(4,922)
Ending balance recorded in:
Other liabilities and accrued items	$(620)	$(460)
Other long-term liabilities	(5,094)	(4,462)
The majority of spending in 2015 and 2014 was for various remediation projects at the Elmore, Ohio plant site.
Other
The Company is subject to various legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.
The Company has outstanding letters of credit totaling $38.0 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2016 and are expected to be renewed.

Note S — Quarterly Data (Unaudited)
The following tables summarize selected quarterly financial data for the years ended December 31, 2015 and 2014:

	2015
(Thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$290,024	$276,855	$244,354	$214,039	$1,025,272
Gross margin	52,355	51,327	44,003	43,095	190,780
Percent of net sales	18.1%	18.5%	18.0%	20.1%	18.6%
Net income	$8,984	$9,067	$7,392	$6,715	$32,158
Net income per share of common stock:
Basic	$0.45	$0.45	$0.37	$0.34	$1.60
Diluted	0.44	0.44	0.36	0.33	1.58
Cash dividends per share of common stock	0.085	0.090	0.090	0.090	0.355
Stock price range:
High	$39.96	$41.85	$36.53	$35.21
Low	31.95	34.17	28.83	26.02

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$258,929	$287,965	$291,570	$288,426	$1,126,890
Gross margin	45,462	49,801	54,843	55,797	205,903
Percent of net sales	17.6%	17.3%	18.8%	19.3%	18.3%
Net income	$7,710	$9,511	$12,644	$12,266	$42,131
Net income per share of common stock:
Basic	$0.37	$0.46	$0.62	$0.61	$2.06
Diluted	0.37	0.45	0.61	0.60	2.02
Cash dividends per share of common stock	0.080	0.085	0.085	0.085	0.335
Stock price range:
High	$35.19	$37.96	$39.38	$40.60
Low	25.21	31.69	30.88	26.64

The sum of the per share amounts may not equal the total because the average equivalent shares differ in the quarterly and annual periods.
Prior year amounts have been revised to correct an error in stock compensation expense. The Company assessed the impact of this error on quarterly periods for the year ended December 31, 2015. The impact of the error increased Selling, general, and administrative expense by $1.0 million in the first quarter and decreased Selling, general, and administrative expense by $0.3 million and $0.7 million in the second quarter and third quarter, respectively. The after-tax impact of this error reduced Net income by $0.7 million in the first quarter and increased Net income by $0.2 million and $0.5 million in the second quarter and third quarter, respectively. The impact of the error decreased both Basic and Diluted Net income per share by $0.03 in the first quarter and increased Basic and Diluted Net income per share by $0.01 and $0.02 in the second quarter and third quarter, respectively.
The Company assessed the impact of this error on quarterly periods for the year ended December 31, 2014. The impact of the error reduced Selling, general, and administrative expense by $0.6 million, $0.3 million, and $0.4 million for the first, third, and fourth quarters, respectively, and increased Selling, general, and administrative expense by $0.7 million for the second quarter. The after-tax impact of this error on quarterly periods for the year ended December 31, 2014 increased Net income by $0.4 million, $0.2 million, and $0.3 million for the first quarter, third, and fourth quarters, respectively, and reduced Net income by $0.5 million for the second quarter. The impact of the error increased Basic Net income per share by $0.01 and increased Diluted Net income per share by $0.02 in the first quarter. The impact of the error increased Basic and Diluted Net income per share by $0.01 and $0.02 in the third and fourth quarters, respectively, and decreased Basic and Diluted Net income per share by $0.02 for the second quarter.
Refer to Note B to the Consolidated Financial Statements for additional detail.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2015.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and of the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

During the year ended December 31, 2015, the Company redesigned its review controls to address a material weakness recognized during the third quarter of 2015 related to errors in the manner in which the Company had been amortizing stock compensation expense for retirement eligible employees. Specific actions to redesign the review controls included (a) developing and implementing additional procedures to increase the level of review and validation of the Company’s stock compensation grants and expense, (b) increasing the level of knowledge among Company employees in the area of stock compensation, (c) correcting the software used to calculate stock compensation expense with respect to age and hire dates to ensure proper expensing of awards with retirement eligibility provisions, and (d) increasing communication between the Company's human resources, treasury, and accounting departments. After completing the testing of the design and operating effectiveness of these internal controls, management concluded that we have remediated the previously identified material weakness as of December 31, 2015.

Except for the items described above, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in the proxy statement for our 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference. The information required by Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference. The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, and Audit Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors — Audit Committee” and “— Audit Committee Expert, Financial Literacy and Independence” in the proxy statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer and senior financial officers, including the principal financial and accounting officer, controller, and other persons performing similar functions, in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. The aforementioned materials, along with the charters of the Audit, Governance and Organization, and Compensation Committees of our Board of Directors, which also comply with applicable requirements, are available on our web site at http://materion.com, and copies are also available upon request by any shareholder to Secretary, Materion Corporation, 6070 Parkland Boulevard, Mayfield Heights, Ohio 44124. We make our reports on Forms 10-K, 10-Q, and 8-K available on our web site, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission, and any amendments and/or waivers to our Code of Conduct Policy, Policy Statement on Significant Corporate Governance Issues, and Committee Charters will also be made available on our web site. The information on our web site is not incorporated by reference into this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
The information required under Item 11 is incorporated by reference from the sections entitled “Executive Compensation” and “2015 Director Compensation” in the proxy statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 regarding security ownership is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The securities authorized for issuance information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column a) (2)
Equity compensation plans approved by security holders	1,046,354	$30.18	749,020
Equity compensation plans not approved by security holders	—	—	—
Total	1,046,354	$30.18	749,020
(1) Consists of SARs awarded under the 2006 Stock Incentive Plan, as Amended and Restated.
(2) Represents the number of shares of common stock available to be awarded as of December 31, 2015. Effective May 7, 2014, all equity compensation awards are granted pursuant to the shareholder approved 2006 Stock Incentive Plan, as Amended and Restated, and the 2006 Non-employee Director Equity Plan, as Amended and Restated.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under Item 13 is incorporated herein by reference from the sections entitled “Related Party Transactions” and “Corporate Governance; Committees of the Board of Directors — Director Independence” of the proxy statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under Item 14 is incorporated herein by reference from the section entitled “Ratification of Independent Registered Public Accounting Firm” of the proxy statement for our 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Supplemental Information
The financial statements listed in the accompanying index to financial statements are included in Item 8 of this Form 10-K.

(a)	2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2015, 2014, and 2013 is submitted herewith:
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

(4d)
Amendment No. 1 to the Second Amended and Restated Credit Agreement dated December 18, 2015, among Materion Corporation, Materion Advanced Materials Technologies and Services Netherlands B.V., JPMorgan Chase Bank, N.A. and other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 21, 2015), incorporated herein by reference.

(4e)
Third Amended and Restated Precious Metals Agreement dated October 1, 2010, between Brush Engineered Materials Inc. and other borrowers and The Bank of Nova Scotia (filed as Exhibit 4.2 to the Company’s Form 8-K filed on October 4, 2010), incorporated herein by reference.

(4f)
Amendment No. 1 to the Third Amended and Restated Precious Metals Agreement dated March 31, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2011), incorporated herein by reference.

(4g)
Amendment No. 2 to the Third Amended and Restated Precious Metals Agreement dated August 18, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 22, 2011), incorporated herein by reference.

(4h)
Amendment No. 3 to the Third Amended and Restated Precious Metals Agreement dated October 17, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 18, 2011), incorporated herein by reference.

(4i)
Amendment No. 4 to the Third Amended and Restated Precious Metals Agreement dated September 13, 2013, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company's Form 8-K filed on September 18, 2013), incorporated herein by reference.

(4j)
Amendment No. 5 to the Third Amended and Restated Precious Metals Agreement dated January 13, 2015, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 4u to the Company's Annual Report on Form 10-K for the year ended December 31, 2014), incorporated herein by reference.

(4k)
Amendment No. 6 to the Third Amended and Restated Precious Metals Agreement dated April 10, 2015, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 4.1 to the Company's Form 10-Q for the period ended April 3, 2015), incorporated herein by reference.

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

(10f)*#	Form of Severance Agreement for Key Employees.
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

(10i)*	2015 Management Incentive Plan (filed as Exhibit 10i to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015), incorporated herein by reference.
(10j)*#	2016 Management Incentive Plan.
(10k)*	Amended and Restated 2006 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.
(10l)*
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 4, 2011) (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 5, 2011), incorporated herein by reference.

(10m)*
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 7, 2014) (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-195762), incorporated herein by reference.

(10n)*	Form of 2012 Restricted Stock Units Agreement (Cash-Settled) (filed as Exhibit 10aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
(10o)*
Form of 2012 Restricted Stock Units Agreement (Stock-Settled) (filed as Exhibit 10ab to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.

(10p)*
Form of 2012 Performance-Based Restricted Stock Units and Performance Shares Agreement (Cash-settled) (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.

(10q)*
Form of 2012 Performance-Based Restricted Stock Units and Performance Shares Agreement (Stock-settled) (filed as Exhibit 10ae to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.

(10r)*
Form of 2014 Performance-Based Restricted Stock Units (Cash-settled) (filed as Exhibit 10y to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.

(10s)*
Form of 2014 Performance-Based Restricted Stock Units (Stock-settled) (filed as Exhibit 10z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.

(10t)*#	Form of 2016 Restricted Stock Units Agreement (Cash-settled).
(10u)*#	Form of 2016 Restricted Stock Units Agreement (Stock-settled).
(10v)*#	Form of 2016 Performance-Based Restricted Stock Units (Cash-settled).
(10w)*#	Form of 2016 Performance-Based Restricted Stock Units (Stock-settled).
(10x)*	Form of 2006 Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 8, 2006), incorporated herein by reference.
(10y)*
Form of 2007 Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.

(10z)*	Form of 2008 Stock Appreciation Rights Agreement (filed as Exhibit 10an to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10aa)*	Form of 2009 Stock Appreciation Rights Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
(10ab)*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10ah to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
(10ac)*	Form of 2011 Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2011), incorporated herein by reference.
(10ad)*#	Form of 2016 Stock Appreciation Rights Agreement.
(10ae)*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
(10af)*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
(10ag)*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
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

(10am)*
First Amendment to the 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 4, 2011) (filed as Exhibit 10bb to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.

(10an)*
Amended and Restated Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 7, 2014) (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-195761), incorporated herein by reference.

(10ao)*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

(10ap)*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

(10aq)*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(10ar)*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

(10as)*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
(10at)*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

(10au)*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(10av)
Trust Agreement between the Company and Fifth Third Bank N.A. dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

(10aw)
Lease dated as of October 1, 1996, between Brush Wellman Inc. and Toledo-Lucas County Port Authority (filed as Exhibit 10v to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996), incorporated herein by reference.

(10ax)
Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2003), incorporated herein by reference.

(10ay)
Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2003), incorporated herein by reference.

(10az)
Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.

(10ba)
Asset Purchase Agreement by and between Williams Advanced Materials Inc. and Techni-Met, Inc. dated December 20, 2007 (filed as Exhibit 10bw to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.

(10bb)
Consignment Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K on October 8, 2009), incorporated herein by reference.

(10bc)
Amendment No. 1 to the Consignment Agreement dated October 2, 2009 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 99.1 to the Company’s Form 8-K on March 12, 2010), incorporated herein by reference.

(10bd)
Amendment No. 2 to the Consignment Agreement dated June 11, 2010 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 99.1 to the Company’s Form 8-K filed on June 14, 2010), incorporated herein by reference.

(10be)
Amendment No. 3 to the Consignment Agreement dated September 30, 2010 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K on October 4, 2010), incorporated herein by reference.

(10bf)
Amendment No. 4 to the Consignment Agreement dated November 10, 2010 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 99.1 to the Company’s Form 8-K on November 12, 2010), incorporated herein by reference.

(10bg)
Amendment No. 5 to the Consignment Agreement dated March 7, 2011 between Brush Engineered Materials Inc. and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2011), incorporated herein by reference.

(10bh)
Amendment No. 6 to the Consignment Agreement dated September 13, 2011 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2011), incorporated herein by reference.

(10bi)
Amendment No. 7 to the Consignment Agreement dated August 24, 2012 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed on August 31, 2012), incorporated herein by reference.

(10bj)
Amendment No. 8 to the Consignment Agreement dated October 1, 2013 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 26, 2014), incorporated herein by reference.

(10bk)
Amendment No. 9 to the Consignment Agreement dated July 23, 2014 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended September 26, 2014), incorporated herein by reference.

(10bl)
Amendment No. 10 to the Consignment Agreement dated September 30, 2014 between Materion Corporation and Canadian Imperial Bank of Commerce and CIBC World Markets Inc. (filed as Exhibit 10.3 to the Company's Form 8-K for the period ended September 26, 2014), incorporated herein by reference.

(10bm)
Letter Agreement, dated March 18, 2014, by and between Materion Corporation and GAMCO Asset Management Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 28, 2014), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23)#	Consent of Ernst & Young LLP.
(24)#	Power of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2015.

(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Denotes a compensatory plan or arrangement.
#	Filed herewith.

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
February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. HIPPLE	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Richard J. Hipple

/s/ JOSEPH P. KELLEY	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Joseph P. Kelley

/s/ EDWARD F. CRAWFORD*	Director	February 25, 2016
Edward F. Crawford*

/s/ JOSEPH P. KEITHLEY*	Director	February 25, 2016
Joseph P. Keithley*

/s/ VINOD M. KHILNANI*	Director	February 25, 2016
Vinod M. Khilnani*

/s/ WILLIAM B. LAWRENCE*	Director	February 25, 2016
William B. Lawrence*

/s/ N. MOHAN REDDY*	Director	February 25, 2016
N. Mohan Reddy*

/s/ CRAIG S. SHULAR*	Director	February 25, 2016
Craig S. Shular*

/s/ DARLENE J. S. SOLOMON*	Director	February 25, 2016
Darlene J. S. Solomon*

/s/ ROBERT B. TOTH*	Director	February 25, 2016
Robert B. Toth*

/s/ GEOFFREY WILD*	Director	February 25, 2016
Geoffrey Wild*

*
The undersigned, by signing his/her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ JOSEPH P. KELLEY
Joseph P. Kelley
February 25, 2016		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014, and 2013

Column A	Column B	Column C		Column D		Column E
(Thousands)	Balance at Beginning of Period	ADDITIONS		Deduction- Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts-Describe
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,578	$692	$—	$1,073	(A)	$1,197
Inventory reserves and obsolescence	8,193	3,842	—	4,166	(B)	7,869
Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,421	$664	$—	$507	(A)	$1,578
Inventory reserves and obsolescence	6,333	6,067	—	4,207	(B)	8,193
Year ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts receivable	1,403	127	(12)	97	(A)	1,421
Inventory reserves and obsolescence	5,872	5,250	—	4,789	(B)	6,333
Note (A) - Bad debts written-off, net of recoveries
Note (B) - Inventory write-off