Form 10-K/A
period 2015-12-31
MATERION Corp
filed 2016-03-10
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of shareholders to be held on May 4, 2016 are incorporated by reference into Part III.

MATERION CORPORATION
Table of Contents

Item 15.	Exhibits and Financial Statement Schedules
Signatures
Exhibit 23
Exhibit 31.1
Exhibit 31.2

Explanatory Note
Materion (the "Company") is filing this amendment ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016 (the “Original Form10-K”) solely to correct Exhibit 23 to the Original Form 10-K. Exhibit 23 has been revised to include a conformed signature, which was inadvertently omitted from the Original Form 10-K. Additionally, Exhibit 23 of the Original Form 10-K has been revised to correct a typographical error relating to a report date.
Except as set forth above and the filing of the currently dated certifications of our Chief Executive Officer and Chief Financial Officer, no changes have been made to the Original Form 10-K or the remaining exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K. The information in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Supplemental Information
The financial statements are incorporated herein by reference to the Annual Report on Form 10-K filed on February 25, 2016.

(a)	2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2015, 2014, and 2013 is incorporated herein by reference to the Annual Report on Form 10-K filed on February 25, 2016:
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

(21)#	Subsidiaries of the Registrant.
(23)	Consent of Ernst & Young LLP.
(24)#	Power of Attorney.
(31.1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2015.

(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Denotes a compensatory plan or arrangement.
#	Previously filed with the Form 10-K as originally filed on February 25, 2016.

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
March 10, 2016