Form 10-Q
period 2016-04-01
MATERION Corp
filed 2016-04-29
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016

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
As of April 21, 2016 there were 20,031,904 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended April 1, 2016 are as follows:

Consolidated Statements of Income -	2
First quarter ended April 1, 2016 and April 3, 2015

Consolidated Statements of Comprehensive Income -	3
First quarter ended April 1, 2016 and April 3, 2015

Consolidated Statements of Cash Flows -	5
First quarter ended April 1, 2016 and April 3, 2015

Consolidated Balance Sheets -	4
April 1, 2016 and December 31, 2015

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands, except per share amounts)	2016	2015
Net sales	$235,511	$290,024
Cost of sales	192,154	237,669
Gross margin	43,357	52,355
Selling, general, and administrative expense	30,487	37,933
Research and development expense	3,452	3,348
Other—net	1,886	(2,158)
Operating profit	7,532	13,232
Interest expense—net	415	657
Income before income taxes	7,117	12,575
Income tax expense	1,749	3,591
Net income	$5,368	$8,984
Basic earnings per share:
Net income per share of common stock	$0.27	$0.45
Diluted earnings per share:
Net income per share of common stock	$0.27	$0.44
Cash dividends per share	$0.090	$0.085
Weighted-average number of shares of common stock outstanding:
Basic	20,018	20,144
Diluted	20,228	20,489

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands)	2016	2015
Net income	$5,368	$8,984
Other comprehensive income:
Foreign currency translation adjustment	1,284	(1,570)
Derivative and hedging activity, net of tax	(923)	503
Pension and post-employment benefit adjustment, net of tax	1,575	902
Net change in other comprehensive income	1,936	(165)
Comprehensive income	$7,304	$8,819

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	Apr. 1,	Dec. 31,
(Thousands)	2016	2015
Assets
Current assets
Cash and cash equivalents	$18,868	$24,236
Accounts receivable	112,921	97,236
Inventories	213,218	211,820
Prepaid expenses	12,855	12,799
Total current assets	357,862	346,091
Long-term deferred income taxes	26,971	25,743
Property, plant, and equipment	848,495	833,834
Less allowances for depreciation, depletion, and amortization	(581,200)	(570,205)
Property, plant, and equipment—net	267,295	263,629
Intangible assets	12,167	13,389
Other assets	5,996	6,716
Goodwill	86,725	86,725
Total Assets	$757,016	$742,293
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$23,109	$8,990
Accounts payable	32,619	31,888
Salaries and wages	15,803	27,494
Other liabilities and accrued items	21,087	22,035
Income taxes	4,007	2,373
Unearned revenue	3,442	3,695
Total current liabilities	100,067	96,475
Other long-term liabilities	18,241	18,435
Retirement and post-employment benefits	90,298	92,794
Unearned income	44,807	45,953
Long-term income taxes	1,293	1,293
Deferred income taxes	111	110
Long-term debt	14,052	4,276
Shareholders’ equity
Serial preferred stock	—	—
Common stock	210,175	208,967
Retained earnings	503,226	499,659
Common stock in treasury	(150,137)	(148,559)
Accumulated other comprehensive loss	(78,769)	(80,705)
Other equity transactions	3,652	3,595
Total shareholders' equity	488,147	482,957
Total Liabilities and Shareholders’ Equity	$757,016	$742,293
Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Apr. 1,	Apr. 3,
(Thousands)	2016	2015
Cash flows from operating activities:
Net income	$5,368	$8,984
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	11,308	11,909
Amortization of deferred financing costs in interest expense	151	148
Stock-based compensation expense (non-cash)	888	2,282
(Gain) loss on sale of property, plant, and equipment	(720)	74
Deferred income tax (benefit) expense	(1,118)	(7)
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(14,689)	(5,467)
Decrease (increase) in inventory	(527)	(5,925)
Decrease (increase) in prepaid and other current assets	(7)	(2,480)
Increase (decrease) in accounts payable and accrued expenses	(15,085)	(18,494)
Increase (decrease) in unearned revenue	(255)	5,510
Increase (decrease) in interest and taxes payable	1,009	1,314
Increase (decrease) in long-term liabilities	(2,920)	(1,520)
Other-net	(847)	(395)
Net cash used in operating activities	(17,444)	(4,067)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(5,714)	(7,196)
Payments for mine development	(4,782)	(3,748)
Proceeds from sale of property, plant, and equipment	752	—
Net cash used in investing activities	(9,744)	(10,944)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	14,103	13
Proceeds from issuance of long-term debt	10,000	41,103
Repayment of long-term debt	(227)	(13,929)
Principal payments under capital lease obligations	(241)	(230)
Cash dividends paid	(1,801)	(1,708)
Repurchase of common stock	(462)	(768)
Net cash provided by financing activities	21,372	24,481
Effects of exchange rate changes	448	(682)
Net change in cash and cash equivalents	(5,368)	8,788
Cash and cash equivalents at beginning of period	24,236	13,150
Cash and cash equivalents at end of period	$18,868	$21,938

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies
(Dollars in thousands)
Basis of Presentation: In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (the Company) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2016 consolidated financial statement presentation.
These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2015 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
New Pronouncements Adopted: In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The Company adopted this ASU effective January 1, 2016 and applied the new guidance on a retrospective basis which resulted in a decrease to Intangible assets, Short-term debt, and Long-term debt, at December 31, 2015, of $347, $8, and $339, respectively.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We early adopted this ASU effective January 1, 2016. The adoption did not have a material effect on the consolidated financial statements.
New Pronouncements Issued: In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the reporting period. Excess tax benefits will be classified, along with other income tax cash flows, as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which eliminates the off-balance-sheet accounting for leases. The new guidance will require lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.
Note B — Segment Reporting

			Other
(Thousands)	Performance Alloys and Composites	Advanced Materials	Other (1)	Corporate (2)	Subtotal	Total
First Quarter 2016
Net sales	$90,629	$108,120	$36,762	$—	$36,762	$235,511
Intersegment sales (3)	62	15,176	—	—	—	15,238
Value-added sales	78,202	42,066	24,634	(1,044)	23,590	143,858
Operating profit (loss)	1,512	5,183	4,099	(3,262)	837	7,532
First Quarter 2015
Net sales	$103,259	$149,917	$36,617	$231	$36,848	$290,024
Intersegment sales (3)	177	17,385	—	—	—	17,562
Value-added sales	85,590	51,727	24,564	750	25,314	162,631
Operating profit (loss)	6,803	8,903	1,675	(4,149)	(2,474)	13,232

(1)	Other represents the Precision Coatings group, which is a business included in the Other reportable segment.

(2)	Costs associated with the Company's unallocated corporate functions have been shown separately to better illustrate the financial information for the businesses within the Other reportable segment.

(3)	Intersegment sales are eliminated in consolidation.
Note C — Other-net
Other-net (income) expense for the first quarter of 2016 and 2015 is summarized as follows:

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands)	2016	2015
Foreign currency exchange/translation gain	$(9)	$(1,584)
Amortization of intangible assets	1,148	1,256
Metal consignment fees	1,533	2,035
Net (gain) loss on disposal of fixed assets	(720)	74
Recovery from insurance	—	(3,800)
Other items	(66)	(139)
Total	$1,886	$(2,158)
Note D — Income Taxes
The Company recorded income tax expense of $1.7 million in the first quarter of 2016, an effective tax rate of 24.6% against income before income taxes, and income tax expense of $3.6 million in the first quarter of 2015, with an effective tax rate of 28.6% against income before income taxes.
The difference between the statutory and effective rates in the first quarter of both years was primarily due to the impact of percentage depletion, the foreign rate differential, and other items. The research and development credit also had a favorable effect on the Company's first quarter 2016 effective tax rate.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands, except per share amounts)	2016	2015
Numerator for basic and diluted EPS:
Net income	$5,368	$8,984
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,018	20,144
Effect of dilutive securities:
Stock options and stock appreciation rights	62	192
Restricted stock units	108	110
Performance-based restricted stock units	40	43
Diluted potential common shares	210	345
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,228	20,489
Basic EPS	$0.27	$0.45
Diluted EPS	$0.27	$0.44

Stock appreciation rights with exercise prices in excess of the average market price of common shares totaling 1,018,778 for the quarter ended April 1, 2016 and 386,323 for the quarter ended April 3, 2015 were excluded from the dilution calculation as their effect would have been anti-dilutive.
Note F - Depreciation and Amortization
The Company received an aggregate of $63.5 million from the U.S. Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of the equipment in property, plant, and equipment, and the reimbursements are reported as unearned income, a liability on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In the three months ended April 1, 2016, the depreciation expense reimbursed for this equipment was $1.1 million. Unearned income was reduced by $1.1 million, accordingly, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Apr. 1,	Dec. 31,
(Thousands)	2016	2015
Raw materials and supplies	$37,443	$37,463
Work in process	177,851	180,458
Finished goods	40,791	38,135
Subtotal	$256,085	$256,056
Less: LIFO reserve balance	42,867	44,236
Inventories	$213,218	$211,820
The liquidation of last in, first out (LIFO) inventory layers reduced cost of sales by $2.7 million and $1.1 million in the first quarter of 2016 and 2015, respectively.
Note H — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the first quarter of 2016 and 2015 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	Apr. 1,	Apr. 3,	Apr. 1,	Apr. 3,
(Thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$1,946	$2,230	$26	$29
Interest cost	2,595	2,500	141	138
Expected return on plan assets	(3,488)	(3,354)	—	—
Amortization of prior service benefit	(115)	(112)	(374)	(374)
Amortization of net loss	1,431	1,820	—	—
Net periodic benefit cost (benefit)	$2,369	$3,084	$(207)	$(207)
The Company made contributions to the domestic defined benefit pension plans of $4.0 million in the first quarter of both 2016 and 2015.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note I — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2016 and 2015 are as follows:

(Thousands)	Foreign Currency	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2015	$1,579	$(76,796)	$(5,488)	$(80,705)
Other comprehensive income (loss) before reclassifications	(1,543)	—	1,284	(259)
Amounts reclassified from accumulated other comprehensive income	75	1,014	—	1,089
Net current period other comprehensive income (loss) before tax	(1,468)	1,014	1,284	830
Deferred taxes on current period activity	(545)	(561)	—	(1,106)
Net current period other comprehensive income (loss) after tax	(923)	1,575	1,284	1,936
Balance at April 1, 2016	$656	$(75,221)	$(4,204)	$(78,769)

Balance at December 31, 2014	$3,578	$(81,662)	$(4,153)	$(82,237)
Other comprehensive income (loss) before reclassifications	2,636	14	(1,570)	1,080
Amounts reclassified from accumulated other comprehensive income	(1,837)	1,395	—	(442)
Net current period other comprehensive income (loss) before tax	799	1,409	(1,570)	638
Deferred taxes on current period activity	296	507	—	803
Net current period other comprehensive income (loss) after tax	503	902	(1,570)	(165)
Balance at April 3, 2015	$4,081	$(80,760)	$(5,723)	$(82,402)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income. Refer to Note L for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note H for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $1.2 million in the first quarter of 2016 and $4.1 million in the first quarter of 2015.
The Company granted 221,065 stock appreciation rights (SARs) to certain employees during the first quarter of 2016. The weighted average exercise price per share and weighted average fair value per share of the SARs granted during the three months ended April 1, 2016 were $25.19 and $8.07, respectively. The Company estimated the fair value of the SARs using the following assumptions in the Black-Scholes model:

Risk-free interest rate	1.25%
Dividend yield	1.4%
Volatility	38.0%
Expected term (in years)	5.7
The Company granted 42,743 stock-settled restricted stock units (RSUs) and 24,780 cash-settled RSUs to certain employees during the first quarter of 2016. The Company measures the fair value of grants of RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted average fair value per share was $25.19 for stock-settled RSUs granted during the three months ended April 1, 2016. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted stock-settled and cash-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2016. The weighted-average fair value of the stock-settled PRSUs was $22.77 per share and will be expensed over the vesting period of three years. The liability for cash-settled PRSUs is remeasured at fair value each reporting period, and the expense is recorded accordingly. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At April 1, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $7.3 million and is expected to be recognized over the remaining vesting period of the respective grants.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of April 1, 2016 and December 31, 2015:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2016	2015	2016	2015	2016	2015	2016	2015
Financial Assets
Deferred compensation investments	$1,739	$2,524	$1,739	$2,503	$—	$21	$—	$—
Foreign currency forward contracts	—	462	—	—	—	462	—	—
Total	$1,739	$2,986	$1,739	$2,503	$—	$483	$—	$—
Financial Liabilities
Deferred compensation liability	$1,739	$2,524	$1,739	$2,503	$—	$21	$—	$—
Foreign currency forward contracts	1,186	180	—	—	1,186	180	—	—
Total	$2,925	$2,704	$1,739	$2,503	$1,186	$201	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheet approximate fair values as of April 1, 2016.
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
The use of forward contracts locks in a firm rate and eliminates any downside risk from an adverse rate movement as well as any benefit from a favorable rate movement. The Company may from time to time choose to hedge with options or a tandem of options known as a collar. These hedging techniques can limit or eliminate the downside risk but can allow for some or all of the benefit from a favorable rate movement to be realized. Unlike a forward contract, a premium is paid for an option; collars, which are a combination of a put and call option, may have a net premium but can be structured to be cash neutral. The Company will primarily hedge with forward contracts due to the relationship between the cash outlay and the level of risk.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Precious Metals.    The Company maintains the majority of its precious metal production requirements on consignment in order to reduce its working capital investment and the exposure to metal price movements. When a precious metal product is fabricated and ready for shipment to the customer, the metal is purchased out of consignment at the current market price. The price paid by the Company forms the basis for the price charged to the customer. This methodology allows for changes in either direction in the market prices of the precious metals used by the Company to be passed through to the customer and reduces the impact changes in prices could have on the Company's margins and operating profit. The consigned metal is owned by financial institutions that charge the Company a financing fee based upon the current value of the metal on hand.
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
All derivatives are recorded on the balance sheet at fair value. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income (OCI) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short term or long term depending upon their maturity dates.
The outstanding foreign currency forward contracts had a notional value of $30.0 million and $38.9 million at April 1, 2016 and December 31, 2015, respectively. All of these contracts were designated and effective as cash flow hedges. The net fair value of the outstanding contracts was $1.2 million, recorded in other liabilities and accrued items on the Consolidated Balance Sheet at April 1, 2016. The net fair value of the outstanding contracts was $0.3 million, recorded in prepaid expenses and other liabilities and accrued items on the Consolidated Balance Sheet at December 31, 2015. Refer to Note K for additional fair value details.
No ineffective expense was recorded in the first quarter of 2016 or 2015.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first three months of 2016 and 2015 totaled a decrease of $1.5 million and an increase of $2.6 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of April 1, 2016 to the Consolidated Statements of Income during the twelve-month period beginning April 2, 2016. Refer to Note I for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note M — Contingencies
Materion Brush Inc., one of the Company's wholly-owned subsidiaries, is a defendant from time to time in proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs may be covered by insurance subject to deductibles which vary based on when the exposure occurred. Reserves are recorded for asserted claims only, and defense costs are expensed as incurred. One CBD case remains outstanding and one case is on appeal as of the end of the first quarter of 2016, and the Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.7 million at both April 1, 2016 and December 31, 2015. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.

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
RESULTS OF OPERATIONS

	First Quarter Ended
	Apr. 1,	Apr. 3,	$	%
(Thousands, except per share data)	2016	2015	Change	Change
Net sales	$235,511	$290,024	$(54,513)	(19)%
Value-added sales	143,858	162,631	(18,773)	(12)%
Gross margin	43,357	52,355	(8,998)	(17)%
Gross margin as a % of value-added sales	30%	32%	N/A	N/A
Selling, general, and administrative (SG&A) expense	30,487	37,933	(7,446)	(20)%
SG&A expense as a % of value-added sales	21%	23%	N/A	N/A
Research and development (R&D) expense	3,452	3,348	104	3%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	1,886	(2,158)	4,044	(187)%
Operating profit	7,532	13,232	(5,700)	(43)%
Interest expense—net	415	657	(242)	(37)%
Income before income taxes	7,117	12,575	(5,458)	(43)%
Income tax expense	1,749	3,591	(1,842)	(51)%
Net income	$5,368	$8,984	$(3,616)	(40)%

Diluted earnings per share	$0.27	$0.44	$(0.17)	(39)%
N/A = Not Applicable.

Net sales of $235.5 million in the first quarter of 2016 were $54.5 million lower than the $290.0 million recorded in the first quarter of 2015. The decrease in net sales in the first quarter of 2016 was due to lower sales volume and lower pass-through precious metal and copper prices. Sales volume was lower due primarily to weaker demand in the oil and gas sector of the energy market, decreased shipments of raw material beryllium hydroxide, and weakness in the consumer electronics, industrial components, and automotive electronics end markets. Changes in precious metal and copper prices negatively impacted net sales in the first quarter of 2016 by approximately $8.4 million when compared to the first quarter of 2015.

Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales to value-added sales is included herein. Value-added sales of $143.9 million in the first quarter of 2016 decreased $18.8 million, or 12% compared to the first quarter of 2015.

Value-added sales to the consumer electronics end market, our largest end market accounting for approximately 26% of our total value-added sales in the first quarter of 2016, decreased $6.3 million or 14% from the first quarter of 2015. This decrease was primarily related to lower sales volume of our products used in hand-held devices and weakness in the projector display market within our Precision Coatings group due to a transition to new technology.

Value-added sales to the energy end market, which accounted for 6% of our total value-added sales in the first quarter of 2016, decreased $3.5 million or 28% compared to the first quarter of 2015. This decrease was primarily related to a decline in exploration in the oil and gas sector of the market within the Performance Alloys and Composites segment.

The industrial components and automotive electronics end market sales, which collectively accounted for 24% of our total value-added sales in the first quarter of 2016, decreased $5.7 million or 14% as compared to the first quarter of 2015.

Gross margin in the first quarter of 2016 was $43.4 million, or $9.0 million below the $52.4 million gross margin recorded during the first quarter of 2015. Expressed as a percentage of value-added sales, gross margin declined from 32% in the first quarter of 2015 to 30% in the first quarter of 2016. The decrease in gross margin was primarily due to a combination of lower sales volume and lower yields related to the precious metal refining process.

SG&A expense was $30.5 million in the first quarter of 2016, or $7.4 million lower than $37.9 million in the first quarter of 2015. The decrease in SG&A expense was due primarily to a $6.2 million reduction in stock-based and annual incentive compensation expense driven by a reduction in operating profit and lower stock prices as compared to the prior-year period. In addition, selling expenses were also lower due to the decrease in sales volume.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in the first quarter of both 2016 and 2015.

Other-net was $1.9 million of expense in the first quarter of 2016 as compared to $2.2 million of income in the first quarter of 2015. Other-net in the first quarter of 2015 included a gain of $3.8 million related to the favorable settlement of an insurance claim in connection with the construction of our beryllium pebble facility in Elmore, Ohio, and foreign currency exchange gains of $1.6 million due primarily to the maturity of foreign currency forward contracts. Also, Other-net in the first quarter of 2016 includes a net gain on the sale of equipment of $0.7 million and lower metal consignment fees of $0.5 million. Refer to Note C to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense - net was $0.4 million in the first quarter of 2016 and $0.7 million in first quarter of 2015 due to lower average debt outstanding.

Income tax expense for the first quarter of 2016 was $1.7 million versus $3.6 million in the first quarter of 2015. The effective tax rates for the first quarter of 2016 and 2015 were 24.6% and 28.6%, respectively. The effects of percentage depletion, the foreign rate differential, and other items were the primary factors for the difference between the effective and statutory rates in the first quarter of 2016 and 2015. The R&D tax credit also had a favorable effect on the Company's first quarter 2016 effective tax rate.

Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the first quarter of 2016 and 2015 is as follows:

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands)	2016	2015
Net sales
Performance Alloys and Composites	$90,629	$103,259
Advanced Materials	108,120	149,917
Other	36,762	36,848
Total	$235,511	$290,024

Less: pass-through metal costs
Performance Alloys and Composites	$12,427	$17,669
Advanced Materials	66,054	98,190
Other	13,172	11,534
Total	$91,653	$127,393

Value-added sales
Performance Alloys and Composites	$78,202	$85,590
Advanced Materials	42,066	51,727
Other	23,590	25,314
Total	$143,858	$162,631
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

Segment Results
The Company consists of three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Other reportable segment includes the results of our Precision Optics and Large Area Coatings operating segments, which do not meet the quantitative thresholds for separate disclosure and are collectively referred to as our Precision Coatings group. The Other reportable segment also includes unallocated corporate costs. Refer to Note B to the Consolidated Financial Statements for additional business segment information.

Performance Alloys and Composites

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands)	2016	2015
Net sales	$90,629	$103,259
Value-added sales	78,202	85,590
Operating profit	1,512	6,803
Net sales from the Performance Alloys and Composites segment of $90.6 million in the first quarter of 2016 were 12% lower than net sales of $103.3 million in the first quarter of 2015 primarily due to lower sales volume and the impact of lower pass-through metal prices of $3.2 million.
Value-added sales of $78.2 million in the first quarter of 2016 were 9% lower than value-added sales of $85.6 million in the first quarter of 2015. The decrease in value-added sales was primarily driven by lower value-added sales to the energy and other end markets. Value-added sales to the energy end market were $2.7 million lower due to a decline in exploration in the oil and gas sector of the market. Value-added sales to other end markets were lower due primarily to a reduction in raw material sales of beryllium hydroxide.
Performance Alloys and Composites generated operating profit of $1.5 million, or 2% of value-added sales, in the first quarter of 2016 compared to $6.8 million, or 8% of value-added sales, in the first quarter of 2015. The decline in operating profit in the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to lower sales volume and the negative impact of foreign exchange rate movements of $1.8 million.

Advanced Materials

	First Quarter Ended
	Apr. 1,	Apr. 3,
(Thousands)	2016	2015
Net sales	$108,120	$149,917
Value-added sales	42,066	51,727
Operating profit	5,183	8,903
Net sales from the Advanced Materials segment of $108.1 million in the first quarter of 2016 were 28% lower than net sales of $149.9 million in the first quarter of 2015 primarily due to lower sales volume and the impact of lower pass-through metal prices of $4.7 million.
Value-added sales of $42.1 million in the first quarter of 2016 were 19% lower than value-added sales of $51.7 million in the first quarter of 2015. The decrease in value-added sales was primarily driven by lower value-added sales to the consumer electronics and industrial components end markets. Value-added sales to the consumer electronics end market, which represents approximately 46% of total segment value-added sales, decreased $4.1 million due primarily to lower demand for base semiconductor and data storage applications. Value-added sales to the industrial components end market decreased $1.3 million in the first quarter of 2016 compared to the prior-year period due primarily to customer inventory builds in the prior year.
The Advanced Materials segment generated operating profit of $5.2 million in the first quarter of 2016 compared to $8.9 million in the first quarter of 2015. As a percentage of value-added sales, operating profit was 12% and 17% in the first quarter of 2016 and 2015, respectively. The decrease in operating profit in the first quarter of 2016 versus the comparable period of 2015 was due to lower sales volume and unfavorable yields related to the precious metal refining process.

Other

(Thousands)	First Quarter Ended
	Apr. 1,	Apr. 3,
	2016	2015
Net sales	$36,762	$36,848
Value-added sales	23,590	25,314
Operating profit (loss)	837	(2,474)
The Other reportable segment in total includes the operating results of the Precision Coatings group and unallocated corporate costs.
Net sales for the Other reportable segment totaled $36.8 million in the first quarter of both 2016 and 2015. Including unallocated corporate costs, the Other reportable segment had an operating profit of $0.8 million in the first quarter of 2016 compared to an operating loss of $2.5 million in the first quarter of 2015.
Within the Other reportable segment, net sales for the Precision Coatings group were $36.8 million in the first quarter of 2016 as compared to $36.6 million in the first quarter of 2015, and value-added sales for both the first quarter of 2016 and 2015 were $24.6 million. Higher sales to the medical, industrial components, and defense end markets were offset by lower sales to the consumer electronics and automotive electronics end markets.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $4.1 million in the first quarter of 2016 as compared to $1.7 million in the first quarter of 2015. The increase is due primarily to improved product mix, cost reduction initiatives, and a gain on the sale of equipment of $0.8 million.
Within the Other reportable segment, corporate reported operating expense of $3.3 million and $4.2 million in the first quarter of 2016 and 2015, respectively. Lower unallocated corporate costs were primarily due to a $5.0 million decrease in stock-based and incentive compensation offset by the $3.8 million insurance settlement gain realized in the prior-period as discussed above.
Legal Proceedings
One of our subsidiaries, Materion Brush Inc., is a defendant from time to time in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted chronic beryllium disease (CBD) or other lung conditions as a result of exposure to beryllium. Plaintiffs in beryllium cases generally seek recovery under negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, often claim loss of consortium.

As of April 1, 2016, there was one beryllium case (involving three plaintiffs) outstanding and one appellate case (involving four plaintiffs/appellants). The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements. Refer to Item 1 “Legal Proceedings."
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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	Apr. 1,	Apr. 3,	$
(Thousands)	2016	2015	Change
Net cash used in operating activities	$(17,444)	$(4,067)	$(13,377)
Net cash used in investing activities	(9,744)	(10,944)	1,200
Net cash provided by financing activities	21,372	24,481	(3,109)
Effects of exchange rate changes	448	(682)	1,130
Net change in cash and cash equivalents	$(5,368)	$8,788	$(14,156)
Net cash used in operating activities totaled $17.4 million in the first three months of 2016 versus $4.1 million used in operating activities in the comparable prior-year period. Net income decreased $3.6 million and included a decrease of $1.4 million in non-cash stock-based compensation expense as compared to the prior-year period. The timing of cash payments relating to Unearned revenue activity also unfavorably impacted operating cash flows by $5.8 million.
Working capital requirements were approximately $30.0 million in both the first three months of 2016 and 2015. Cash flows used for inventory decreased $5.4 million compared to the prior-year period due to working capital reduction initiatives. Cash flows used for accounts payable and accrued expenses decreased $3.4 million compared to the prior-year period primarily due to lower incentive compensation payments. Cash flows used for accounts receivable increased $9.2 million. Our three-month trailing days sales outstanding (DSO) was approximately 40 days at April 1, 2016 versus 44 days at December 31, 2015.
Net cash used in investing activities was $9.7 million in the first three months of 2016 compared to $10.9 million in the prior-year corresponding period. Increased payments for mine development activities of $1.0 million were more than offset by decreased payments for property, plant, and equipment of $1.5 million and cash proceeds of $0.7 million for the sale of equipment.
Capital expenditures are made primarily for supporting mining and new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2016, the Company expects payments for property, plant, and equipment to range from $25 million to $30 million and mine development expenditures to range from $5 million to $10 million.
Net cash provided by financing activities totaled $21.4 million in the first three months of 2016 versus $24.5 million in the comparable prior-year period primarily due to a decrease of $3.3 million in net borrowings in 2016 and a decrease in the amount of share repurchases in 2016.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At April 1, 2016, cash and cash equivalents held by our foreign operations totaled $17.9 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including the outstanding debt, cash balances, available borrowing capacity, and the debt-to-debt-plus-equity ratio, as of April 1, 2016 and December 31, 2015 is as follows:

	April 1,	December 31,
(Thousands)	2016	2015
Total outstanding debt	$37,161	$13,266
Cash	18,868	24,236
Net debt (cash)	18,293	(10,970)
Available borrowing capacity	$185.7	$221.8
Debt-to-debt-plus-equity ratio	7%	3%
Net debt is a non-GAAP measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each year depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the decrease in the available borrowing capacity at April 1, 2016 as compared to December 31, 2015 was the impact of this covenant.
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
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of April 1, 2016 and December 31, 2015. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $222 million as of April 1, 2016. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum required repurchase quantity for a given year, and the repurchases may be discontinued at any time. We repurchased 17,810 shares at a cost of $0.5 million in the first three months of 2016. Since the approval of the repurchase plan, we have purchased 920,314 shares at a total cost of $29.9 million.
In the first three months of 2016, we paid cash dividends of $1.8 million on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $227.9 million as of April 1, 2016, versus $214.7 million as of December 31, 2015. We were in compliance with all of the covenants contained in the consignment agreements as of April 1, 2016 and December 31, 2015. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2015. There have been no material changes in our critical accounting policies subsequent to the issuance of our Form 10-K.
OUTLOOK
We have been impacted by the economic slowdown in Asia and the downturn in the U.S. manufacturing sector. In addition, decreased oil prices negatively impacted exploration and drilling activities. The U.S. dollar also continued to remain strong, which negatively impacted our sales and operating profit. Despite these challenging headwinds, we continue to successfully execute our strategy of launching new products and technologies to leverage our materials’ strengths.
Current macro-economic challenges and uncertainties could negatively impact business and consumer spending and, as a result, adversely impact our overall net sales and profits. To counterbalance these trends and to further grow our sales and the breadth of our product reach, we continue to develop an active pipeline of new products and technologies. We believe that these new products and applications will be a key to our growth in the near term, based on our differentiated products with leading positions in long-term global growth markets. Over the long term, we remain confident that our strategy and financial strength will allow the Company to capitalize when end-market demand strengthens and deliver earnings growth that outperforms gross domestic product growth.

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

•	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

•	The success of the realignment of our businesses; and

•	The risk factors set forth in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of April 1, 2016 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of April 1, 2016.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended April 1, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of April 1, 2016, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case (involving three plaintiffs), and one appellate case (involving four plaintiffs/appellants), as described more fully below.
The Company is one of five defendants in a case filed on October 4, 2013 in the Superior Court of the State of Arizona, Maricopa County, titled Parmar et al. v. Dolphin, Inc. et al., CV 2013-012980. One plaintiff alleges that he contracted CBD from exposures that resulted from his employment at manufacturing facilities of Karsten Manufacturing Corporation (Karsten) in Arizona, and asserts claims for negligence, strict liability, and fraudulent concealment. His wife claims a loss of consortium. Another plaintiff alleges that he has been diagnosed with beryllium sensitization that resulted from his employment at Karsten, and asserts a claim for medical monitoring. Plaintiffs seek compensatory and punitive damages and/or medical monitoring in unspecified sums. Trial is set for January 9, 2017.
The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting, and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs sought punitive damages in connection with the strict liability and fraudulent concealment causes of action. The survival action sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court granted the demurrer, dismissing all claims against the Company, without leave to amend the complaint. On February 3, 2016, the plaintiffs filed a notice of appeal.
The Company has insurance coverage, which may respond, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended April 1, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 5, 2016	—	$—	—	$20,588,268
February 6 through March 4, 2016	17,002	27.21	4,795	20,467,443
March 5 through April 1, 2016	29,122	26.34	13,015	20,126,383
Total	46,124	$26.66	17,810	$20,126,383

(1)
Includes 12,207 and 16,107 shares in February and March, respectively, surrendered to the Company by certain employees to satisfy tax withholding obligations on restricted stock issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. As of April 1, 2016, $20.1 million may still be purchased under the program. During the three months ended April 1, 2016, we repurchased 17,810 shares at an average price of $25.93 per share, or $0.5 million in the aggregate.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended April 1, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 29, 2016
/s/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended April 1, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.