Form 10-Q
period 2016-09-30
MATERION Corp
filed 2016-10-27
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
As of October 21, 2016 there were 19,937,862 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the third quarter and nine months ended September 30, 2016 are as follows:

Consolidated Statements of Income -	2
Third quarter and nine months ended September 30, 2016 and October 2, 2015

Consolidated Statements of Comprehensive Income -	3
Third quarter and nine months ended September 30, 2016 and October 2, 2015

Consolidated Balance Sheets -	4
September 30, 2016 and December 31, 2015

Consolidated Statements of Cash Flows -	5
Nine months ended September 30, 2016 and October 2, 2015

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands, except per share amounts)	2016	2015	2016	2015
Net sales	$249,619	$244,354	$734,906	$811,233
Cost of sales	198,864	200,351	595,488	663,548
Gross margin	50,755	44,003	139,418	147,685
Selling, general, and administrative expense	34,177	29,051	97,101	101,578
Research and development expense	3,237	2,501	9,860	9,435
Other—net	3,190	1,590	8,997	(532)
Operating profit	10,151	10,861	23,460	37,204
Interest expense—net	490	586	1,417	1,893
Income before income taxes	9,661	10,275	22,043	35,311
Income tax expense	1,616	2,883	3,081	9,868
Net income	$8,045	$7,392	$18,962	$25,443
Basic earnings per share:
Net income per share of common stock	$0.40	$0.37	$0.95	$1.26
Diluted earnings per share:
Net income per share of common stock	$0.40	$0.36	$0.94	$1.24
Cash dividends per share	$0.095	$0.090	$0.280	$0.265
Weighted-average number of shares of common stock outstanding:
Basic	19,957	20,087	19,996	20,128
Diluted	20,192	20,383	20,209	20,458

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands)	2016	2015	2016	2015
Net income	$8,045	$7,392	$18,962	$25,443
Other comprehensive income:
Foreign currency translation adjustment	467	359	2,918	(895)
Derivative and hedging activity, net of tax	132	(1,177)	(489)	(1,778)
Pension and post-employment benefit adjustment, net of tax	673	901	2,923	2,705
Other comprehensive income	1,272	83	5,352	32
Comprehensive income	$9,317	$7,475	$24,314	$25,475

Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	Sept. 30,	Dec. 31,
(Thousands)	2016	2015
Assets
Current assets
Cash and cash equivalents	$15,806	$24,236
Accounts receivable	118,826	97,236
Inventories	210,213	211,820
Prepaid expenses	13,871	12,799
Total current assets	358,716	346,091
Long-term deferred income taxes	26,655	25,743
Property, plant, and equipment	862,474	833,834
Less allowances for depreciation, depletion, and amortization	(602,084)	(570,205)
Property, plant, and equipment—net	260,390	263,629
Intangible assets	10,706	13,389
Other assets	4,925	6,716
Goodwill	86,725	86,725
Total Assets	$748,117	$742,293
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$12,803	$8,990
Accounts payable	32,941	31,888
Salaries and wages	23,637	27,494
Other liabilities and accrued items	24,275	22,035
Income taxes	3,851	2,373
Unearned revenue	1,152	3,695
Total current liabilities	98,659	96,475
Other long-term liabilities	17,893	18,435
Retirement and post-employment benefits	84,003	92,794
Unearned income	42,515	45,953
Long-term income taxes	1,179	1,293
Deferred income taxes	142	110
Long-term debt	3,776	4,276
Shareholders’ equity
Serial preferred stock	—	—
Common stock	212,168	208,967
Retained earnings	513,020	499,659
Common stock in treasury	(153,899)	(148,559)
Accumulated other comprehensive loss	(75,353)	(80,705)
Other equity transactions	4,014	3,595
Total shareholders' equity	499,950	482,957
Total Liabilities and Shareholders’ Equity	$748,117	$742,293
Refer to Notes to Consolidated Financial Statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sept. 30,	Oct. 2,
(Thousands)	2016	2015
Cash flows from operating activities:
Net income	$18,962	$25,443
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	34,379	28,462
Amortization of deferred financing costs in interest expense	417	497
Stock-based compensation expense	2,880	4,518
(Gain) loss on sale of property, plant, and equipment	(601)	310
Deferred income tax (benefit) expense	(676)	3,841
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(19,781)	(1,583)
Decrease (increase) in inventory	3,294	9,928
Decrease (increase) in prepaid and other current assets	(956)	(1,965)
Increase (decrease) in accounts payable and accrued expenses	(2,207)	(19,299)
Increase (decrease) in unearned revenue	(2,546)	(773)
Increase (decrease) in interest and taxes payable	898	896
Increase (decrease) in long-term liabilities	(9,320)	(5,175)
Other-net	1,611	(256)
Net cash provided by operating activities	26,354	44,844
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(20,052)	(24,085)
Payments for mine development	(8,934)	(16,972)
Proceeds from sale of property, plant, and equipment	1,366	43
Net cash used in investing activities	(27,620)	(41,014)
Cash flows from financing activities:
Proceeds from issuance of short-term debt, net	3,777	14,152
Proceeds from issuance of long-term debt	10,000	53,990
Repayment of long-term debt	(10,517)	(46,275)
Principal payments under capital lease obligations	(549)	(582)
Cash dividends paid	(5,601)	(5,331)
Deferred financing costs	(1,000)	—
Repurchase of common stock	(3,798)	(7,129)
Net cash (used in) provided by financing activities	(7,688)	8,825
Effects of exchange rate changes	524	(979)
Net change in cash and cash equivalents	(8,430)	11,676
Cash and cash equivalents at beginning of period	24,236	13,150
Cash and cash equivalents at end of period	$15,806	$24,826

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
New Pronouncements Adopted: In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The Company adopted this ASU effective January 1, 2016, and applied the new guidance on a retrospective basis, which resulted in a decrease to Intangible assets, Short-term debt, and Long-term debt, at December 31, 2015, of $347, $8, and $339, respectively.
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
New Pronouncements Issued: In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement, and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the reporting period. Excess tax benefits will be classified, along with other income tax cash flows, as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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
Note B — Segment Reporting

			Other
(Thousands)	Performance Alloys and Composites	Advanced Materials	Other (1)	Corporate (2)	Subtotal	Total
Third Quarter 2016
Net sales	$103,699	$107,250	$38,670	$—	$38,670	$249,619
Intersegment sales (3)	47	21,505	—	—	—	21,552
Value-added sales	87,247	45,960	25,803	(2,009)	23,794	157,001
Operating profit (loss)	4,357	8,245	3,432	(5,883)	(2,451)	10,151
Third Quarter 2015
Net sales	$93,566	$113,635	$37,142	$11	$37,153	$244,354
Intersegment sales (3)	191	15,316	—	—	—	15,507
Value-added sales	79,596	44,520	25,671	(948)	24,723	148,839
Operating profit (loss)	4,547	6,950	2,273	(2,909)	(636)	10,861

First Nine Months 2016
Net sales	$292,024	$328,927	$113,955	$—	$113,955	$734,906
Intersegment sales (3)	226	54,110	—	—	—	54,336
Value-added sales	248,799	135,019	75,548	(4,573)	70,975	454,793
Operating profit (loss)	6,103	20,748	9,803	(13,194)	(3,391)	23,460
First Nine Months 2015
Net sales	$304,507	$394,922	$112,024	$(220)	$111,804	$811,233
Intersegment sales (3)	733	48,830	—	—	—	49,563
Value-added sales	256,697	142,952	75,438	(1,258)	74,180	473,829
Operating profit (loss)	20,677	23,289	4,512	(11,274)	(6,762)	37,204

(1)	Other represents the Precision Coatings group, which is a business included in the Other reportable segment.

(2)	Costs associated with the Company's unallocated corporate functions have been shown separately to better illustrate the financial information for the businesses within the Other reportable segment.

(3)	Intersegment sales are eliminated in consolidation.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note C — Other-net
Other-net (income) expense for the third quarter and first nine months of 2016 and 2015 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands)	2016	2015	2016	2015
Foreign currency exchange/translation loss (gain)	$336	$(1,256)	$977	$(4,569)
Amortization of intangible assets	1,148	1,256	3,444	3,769
Metal consignment fees	1,665	1,686	4,851	5,554
Net loss (gain) on disposal of fixed assets	94	2	(601)	310
Recovery from insurance	—	—	—	(3,800)
Legal recoveries	—	(500)	—	(1,825)
Other items	(53)	402	326	29
Total	$3,190	$1,590	$8,997	$(532)
Note D — Income Taxes
The Company recorded income tax expense of $1.6 million in the third quarter of 2016, an effective tax rate of 16.7% against income before income taxes, and income tax expense of $2.9 million in the third quarter of 2015, with an effective tax rate of 28.1% against income before income taxes.
In the first nine months of 2016, income tax expense of $3.1 million was calculated using an effective tax rate of 14.0%, while income tax expense of $9.9 million in the first nine months of 2015 was calculated using an effective tax rate of 27.9%.
The Company recorded discrete items in the first nine months of 2016, resulting in a net tax benefit of $1.0 million, primarily due to international tax planning initiatives. The difference between the statutory and effective rates in the third quarter and first nine months of both years was primarily due to these discrete items, the impact of percentage depletion, the foreign rate differential, and other items. The research and development credit also had a favorable effect on the Company's 2016 effective tax rate.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands, except per share amounts)	2016	2015	2016	2015
Numerator for basic and diluted EPS:
Net income	$8,045	$7,392	$18,962	$25,443
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	19,957	20,087	19,996	20,128
Effect of dilutive securities:
Stock appreciation rights	70	123	66	174
Restricted stock units	82	113	86	103
Performance-based restricted stock units	83	60	61	53
Diluted potential common shares	235	296	213	330
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,192	20,383	20,209	20,458
Basic EPS	$0.40	$0.37	$0.95	$1.26
Diluted EPS	$0.40	$0.36	$0.94	$1.24

Stock appreciation rights (SARs) totaling 982,588 and 487,248 for the quarters ended September 30, 2016 and October 2, 2015, respectively, and 993,418 and 379,676 for the nine months ended September 30, 2016 and October 2, 2015, respectively, were excluded from the dilution calculation as their effect would have been anti-dilutive.
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
In the first nine months of 2016 and 2015, the depreciation expense reimbursed for this equipment was $3.4 million and $4.7 million, respectively. Accordingly, in the first nine months of 2016 and 2015, unearned income was reduced by $3.4 million and $4.7 million, respectively, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Sept. 30,	Dec. 31,
(Thousands)	2016	2015
Raw materials and supplies	$35,792	$37,463
Work in process	176,763	180,458
Finished goods	41,896	38,135
Subtotal	$254,451	$256,056
Less: LIFO reserve balance	44,238	44,236
Inventories	$210,213	$211,820
The liquidation of last in, first out (LIFO) inventory layers did not impact cost of sales in the third quarter of 2016 and reduced cost of sales by $0.5 million in the third quarter of 2015. In the first nine months of 2016 and 2015, cost of sales was reduced by $3.2 million and $2.4 million, respectively.
Note H — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the third quarter and first nine months of 2016 and 2015 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$1,946	$2,231	$26	$29
Interest cost	2,595	2,500	140	139
Expected return on plan assets	(3,488)	(3,354)	—	—
Amortization of prior service benefit	(115)	(113)	(374)	(374)
Amortization of net loss	1,431	1,820	—	—
Net periodic benefit cost (benefit)	$2,369	$3,084	$(208)	$(206)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$5,838	$6,692	$77	$87
Interest cost	7,785	7,500	422	415
Expected return on plan assets	(10,464)	(10,062)	—	—
Amortization of prior service benefit	(345)	(337)	(1,122)	(1,122)
Amortization of net loss	4,292	5,459	—	—
Net periodic benefit cost (benefit)	$7,106	$9,252	$(623)	$(620)
The Company made contributions to the domestic defined benefit pension plan of $12.0 million and $8.0 million in the first nine months of 2016 and 2015, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note I — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2016 and 2015 are as follows:

(Thousands)	Gains and Losses on Cash Flow Hedges	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at July 1, 2016	$958	$(74,546)	$(3,037)	$(76,625)
Other comprehensive income (loss) before reclassifications	(126)	—	467	341
Amounts reclassified from accumulated other comprehensive income	336	1,015	—	1,351
Net current period other comprehensive income before tax	210	1,015	467	1,692
Deferred taxes on current period activity	78	342	—	420
Net current period other comprehensive income after tax	132	673	467	1,272
Balance at September 30, 2016	$1,090	$(73,873)	$(2,570)	$(75,353)

Balance at July 3, 2015	$2,977	$(79,858)	$(5,407)	$(82,288)
Other comprehensive income (loss) before reclassifications	(447)	—	359	(88)
Amounts reclassified from accumulated other comprehensive income	(1,423)	1,396	—	(27)
Net current period other comprehensive income (loss) before tax	(1,870)	1,396	359	(115)
Deferred taxes on current period activity	(693)	495	—	(198)
Net current period other comprehensive income (loss) after tax	(1,177)	901	359	83
Balance at October 2, 2015	$1,800	$(78,957)	$(5,048)	$(82,205)

Balance at December 31, 2015	$1,579	$(76,796)	$(5,488)	$(80,705)
Other comprehensive income (loss) before reclassifications	(1,571)	—	2,918	1,347
Amounts reclassified from accumulated other comprehensive income	793	3,045	—	3,838
Net current period other comprehensive income (loss) before tax	(778)	3,045	2,918	5,185
Deferred taxes on current period activity	(289)	122	—	(167)
Net current period other comprehensive income (loss) after tax	(489)	2,923	2,918	5,352
Balance at September 30, 2016	$1,090	$(73,873)	$(2,570)	$(75,353)

Balance at December 31, 2014	$3,578	$(81,662)	$(4,153)	$(82,237)
Other comprehensive income (loss) before reclassifications	2,198	14	(895)	1,317
Amounts reclassified from accumulated other comprehensive income	(5,021)	4,186	—	(835)
Net current period other comprehensive income (loss) before tax	(2,823)	4,200	(895)	482
Deferred taxes on current period activity	(1,045)	1,495	—	450
Net current period other comprehensive income (loss) after tax	(1,778)	2,705	(895)	32
Balance at October 2, 2015	$1,800	$(78,957)	$(5,048)	$(82,205)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.1 million and $4.4 million in the third quarter and first nine months of 2016, respectively, compared to $0.5 million and $5.9 million in the same periods of 2015.
The Company granted 221,065 SARs to certain employees during the first nine months of 2016. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 30, 2016 were $25.19 and $8.07, respectively. The Company estimated the fair value of the SARs using the following assumptions in the Black-Scholes model:

Risk-free interest rate	1.25%
Dividend yield	1.4%
Volatility	38.0%
Expected term (in years)	5.7
The Company granted 69,212 stock-settled restricted stock units (RSUs) and 28,180 cash-settled RSUs to certain employees and non-employee directors during the first nine months of 2016. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $25.96 for stock-settled RSUs granted during the nine months ended September 30, 2016. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted stock-settled and cash-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2016. The weighted-average fair value of the stock-settled PRSUs was $22.77 per share and will be expensed over the vesting period of three years. The liability for cash-settled PRSUs is re-measured at fair value each reporting period, and the expense is recorded accordingly. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 30, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $5.9 million, and is expected to be recognized over the remaining vesting period of the respective grants.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2016	2015	2016	2015	2016	2015	2016	2015
Financial Assets
Deferred compensation investments	$1,699	$2,524	$1,699	$2,503	$—	$21	$—	$—
Foreign currency forward contracts	64	462	—	—	64	462	—	—
Total	$1,763	$2,986	$1,699	$2,503	$64	$483	$—	$—
Financial Liabilities
Deferred compensation liability	$1,699	$2,524	$1,699	$2,503	$—	$21	$—	$—
Foreign currency forward contracts	560	180	—	—	560	180	—	—
Total	$2,259	$2,704	$1,699	$2,503	$560	$201	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheet approximate fair values as of September 30, 2016 and December 31, 2015.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives and balance sheet classification as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$—	$—	$5,138	$60
Foreign currency forward contracts - euro	8,549	64	18,181	402
	8,549	64	23,319	462
Other liabilities and accrued items
Foreign currency forward contracts - yen	4,320	(461)	5,102	(94)
Foreign currency forward contracts - euro	4,443	(99)	10,514	(86)
	8,763	(560)	15,616	(180)
Total	$17,312	$(496)	$38,935	$282
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in the third quarter or first nine months of 2016 or 2015.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first nine months of 2016 and 2015 totaled a decrease of $1.6 million and an increase of $2.2 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of September 30, 2016 to the Consolidated Statements of Income during the twelve-month period beginning October 1, 2016. Refer to Note I for additional OCI details.
Note M — Contingencies
Materion Brush Inc., one of the Company's wholly-owned subsidiaries, is a defendant from time to time in proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs may be covered by insurance subject to deductibles which vary based on when the exposure occurred. Reserves are recorded for asserted claims only, and defense costs are expensed as incurred. One CBD case that was outstanding at the end of the second quarter of 2016 was settled during the third quarter of 2016. The settlement of this case has been fully reflected in the Company's financial statements and is not material to the Company's consolidated financial statements. One CBD case that had been on appeal was remanded to the trial court and was outstanding as of the end of the third quarter of 2016. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.0 million at September 30, 2016 and $5.7 million at December 31, 2015. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, sensing, thermal, and structural applications. Our products are sold into numerous end markets, including consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance.
RESULTS OF OPERATIONS
Third Quarter

	Third Quarter Ended
	Sept. 30,	Oct. 2,	$	%
(Thousands, except per share data)	2016	2015	Change	Change
Net sales	$249,619	$244,354	$5,265	2%
Value-added sales	157,001	148,839	8,162	5%
Gross margin	50,755	44,003	6,752	15%
Gross margin as a % of value-added sales	32%	30%	N/A	N/A
Selling, general, and administrative (SG&A) expense	34,177	29,051	5,126	18%
SG&A expense as a % of value-added sales	22%	20%	N/A	N/A
Research and development (R&D) expense	3,237	2,501	736	29%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	3,190	1,590	1,600	101%
Operating profit	10,151	10,861	(710)	(7)%
Interest expense—net	490	586	(96)	(16)%
Income before income taxes	9,661	10,275	(614)	(6)%
Income tax expense	1,616	2,883	(1,267)	(44)%
Net income	$8,045	$7,392	$653	9%

Diluted earnings per share	$0.40	$0.36	$0.04	11%
N/A = Not Applicable

Net sales of $249.6 million in the third quarter of 2016 were $5.2 million higher than the $244.4 million recorded in the third quarter of 2015. The increase in net sales in the third quarter of 2016 was due to higher sales volume and the impact of pass-through precious metal and copper prices. Sales volume was higher primarily due to increased shipments of raw material beryllium hydroxide and stronger demand in the consumer electronics and telecom infrastructure end markets, partially offset by unfavorable product mix. Changes in precious metal and copper prices favorably impacted net sales in the third quarter of 2016 by $14.1 million when compared to the third quarter of 2015.

Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales to value-added sales is included herein. Value-added sales of $157.0 million in the third quarter of 2016 increased $8.2 million, or 5% compared to the third quarter of 2015. Value-added sales to the consumer electronics end market, which accounted for 29% of our total value-added sales, increased $7.2 million year-over-year. Shipments of raw material beryllium hydroxide during the third quarter of 2016 also increased value-added sales by approximately $3.0 million compared to the third quarter of 2015. These increases were offset by weakness in the industrial components and defense end markets, which lowered value-added sales by $5.1 million.

Gross margin in the third quarter of 2016 was $50.8 million, or $6.8 million above the $44.0 million gross margin recorded during the third quarter of 2015. Expressed as a percentage of value-added sales, gross margin increased from 30% in the third quarter of 2015 to 32% in the third quarter of 2016. The increase in gross margin was primarily due to higher sales volume, improved manufacturing yields, and favorable price and product mix.

SG&A expense was $34.2 million in the third quarter of 2016, or $5.1 million higher than $29.1 million in the third quarter of 2015. The increase in SG&A expense was due primarily to higher stock-based and annual incentive compensation expense of $4.1 million primarily driven by stock price fluctuation and financial performance.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the third quarter of both 2016 and 2015.

Other-net was $3.2 million of expense in the third quarter of 2016, or a $1.6 million increase from the third quarter of 2015. Other-net in the third quarter of 2015 included foreign currency exchange gains of $1.3 million due primarily to the maturity of foreign currency forward contracts compared to a foreign currency exchange loss of $0.3 million in the third quarter of 2016. Additionally, Other-net in the third quarter of 2015 included a gain of $0.5 million related to a favorable legal settlement. Refer to Note C to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.5 million in the third quarter of 2016 and $0.6 million in the third quarter of 2015 due to lower average debt outstanding.

Income tax expense for the third quarter of 2016 was $1.6 million versus $2.9 million in the third quarter of 2015. The effective tax rate for the third quarter of 2016 was 16.7% compared to an effective tax rate of 28.1% in the prior-year period. The effects of discrete items, percentage depletion, the foreign rate differential, and other items were the primary factors for the difference between the effective and statutory rates in the third quarter of 2016 and 2015. The R&D tax credit also had a favorable effect on the Company's third quarter 2016 effective tax rate.

Nine Months

	Nine Months Ended
	Sept. 30,	Oct. 2,	$	%
(Thousands, except per share data)	2016	2015	Change	Change
Net sales	$734,906	$811,233	$(76,327)	(9)%
Value-added sales	454,793	473,829	(19,036)	(4)%
Gross margin	139,418	147,685	(8,267)	(6)%
Gross margin as a % of value-added sales	31%	31%	N/A	N/A
SG&A expense	97,101	101,578	(4,477)	(4)%
SG&A expense as a % of value-added sales	21%	21%	N/A	N/A
R&D expense	9,860	9,435	425	5%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	8,997	(532)	9,529	(1,791)%
Operating profit	23,460	37,204	(13,744)	(37)%
Interest expense—net	1,417	1,893	(476)	(25)%
Income before income taxes	22,043	35,311	(13,268)	(38)%
Income tax expense	3,081	9,868	(6,787)	(69)%
Net income	$18,962	$25,443	$(6,481)	(25)%

Diluted earnings per share	$0.94	$1.24	$(0.30)	(24)%
N/A = Not Applicable

Net sales of $734.9 million in the first nine months of 2016 were $76.3 million lower than the $811.2 million recorded in the first nine months of 2015. The decrease in net sales in the first nine months of 2016 was primarily due to lower sales volume. Sales volume was lower primarily due to decreased shipments of raw material beryllium hydroxide, weaker demand in the oil and gas sector of the energy end market, and weakness in the industrial components and automotive electronics end markets. These decreases were partially offset by changes in precious metal and copper prices, which favorably impacted net sales in the first nine months of 2016 by approximately $8.2 million when compared to the first nine months of 2015.

Value-added sales of $454.8 million in the first nine months of 2016 decreased $19.0 million, or 4% compared to the first nine months of 2015. Value-added sales to the consumer electronics end market, our largest end market accounting for approximately 28% of our total value-added sales in the first nine months of 2016, were up slightly compared to the first nine months of 2015. In addition, value-added sales to the defense end market increased $7.2 million year-over-year. These increases were more than offset by decreased shipments of raw material beryllium hydroxide of $8.1 million and lower value-added sales in several end markets. The industrial components and automotive electronics end market sales, which collectively accounted for 23% of our total value-added sales in the first nine months of 2016, decreased $12.0 million compared to the first nine months of 2015.

Gross margin in the first nine months of 2016 was $139.4 million, or $8.3 million below the $147.7 million gross margin recorded during the first nine months of 2015. The decrease in gross margin was primarily due to a combination of lower sales volume and unfavorable product mix.

SG&A expense was $97.1 million in the first nine months of 2016, or $4.5 million lower than $101.6 million in the first nine months of 2015. The decrease in SG&A expense was primarily due to a $2.6 million reduction in stock-based and annual incentive compensation expense driven by stock price fluctuation and financial performance as compared to the prior-year period. In addition, selling expenses were also lower due to the decrease in sales volume.

R&D expense was flat as a percentage of value-added sales at approximately 2% in the first nine months of both 2016 and 2015.

Other-net was $9.0 million of expense in the first nine months of 2016 as compared to $0.5 million of income in the first nine months of 2015. Other-net in the first nine months of 2015 included foreign currency exchange gains of $4.6 million compared to a foreign currency exchange loss of $1.0 million in the first nine months of 2016. Additionally, Other-net in the first nine months of 2015 included recognized gains of $5.6 million from settlement agreements on insurance and legal claims in connection with construction of our beryllium pebble facility in Elmore, Ohio. Refer to Note C to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $1.4 million in the first nine months of 2016 and $1.9 million in the first nine months of 2015 due to lower average debt outstanding.

Income tax expense for the first nine months of 2016 was $3.1 million versus $9.9 million in the first nine months of 2015. The effective tax rates for the first nine months of 2016 and 2015 were 14.0% and 27.9%, respectively. The effects of discrete items, percentage depletion, the foreign rate differential, and other items were the primary factors for the difference between the effective and statutory rates in the first nine months of 2016 and 2015. The R&D tax credit also had a favorable effect on the Company's effective tax rate in the first nine months of 2016.

Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2016 and 2015 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(Thousands)	2016	2015	2016	2015
Net sales
Performance Alloys and Composites	$103,699	$93,566	$292,024	$304,507
Advanced Materials	107,250	113,635	328,927	394,922
Other	38,670	37,153	113,955	111,804
Total	$249,619	$244,354	$734,906	$811,233

Less: pass-through metal costs
Performance Alloys and Composites	$16,452	$13,970	$43,225	$47,810
Advanced Materials	61,290	69,115	193,908	251,970
Other	14,876	12,430	42,980	37,624
Total	$92,618	$95,515	$280,113	$337,404

Value-added sales
Performance Alloys and Composites	$87,247	$79,596	$248,799	$256,697
Advanced Materials	45,960	44,520	135,019	142,952
Other	23,794	24,723	70,975	74,180
Total	$157,001	$148,839	$454,793	$473,829
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

Performance Alloys and Composites
Third Quarter

	Third Quarter Ended
	Sept. 30,	Oct. 2,	$	%
(Thousands)	2016	2015	Change	Change
Net sales	$103,699	$93,566	$10,133	11%
Value-added sales	87,247	79,596	7,651	10%
Operating profit	4,357	4,547	(190)	(4)%
Net sales from the Performance Alloys and Composites segment of $103.7 million in the third quarter of 2016 were 11% higher than net sales of $93.6 million in the third quarter of 2015 primarily due to higher sales volume offset by the impact of lower pass-through metal prices of $1.7 million.
Value-added sales of $87.2 million in the third quarter of 2016 were 10% higher than value-added sales of $79.6 million in the third quarter of 2015. Shipment of raw material beryllium hydroxide during the third quarter increased value-added sales by approximately $3.0 million, and stronger demand in the consumer electronics end market increased value-added sales by $5.3 million compared to the third quarter of 2015.
Performance Alloys and Composites generated operating profit of $4.4 million in the third quarter of 2016 compared to $4.5 million in the third quarter of 2015. The decline in operating profit in the third quarter of 2016 as compared to the third quarter of 2015 was primarily due to the negative impact of foreign exchange rate movements of $1.4 million.

Nine Months

	Nine Months Ended
	Sept. 30,	Oct. 2,	$	%
(Thousands)	2016	2015	Change	Change
Net sales	$292,024	$304,507	(12,483)	(4)%
Value-added sales	248,799	256,697	(7,898)	(3)%
Operating profit	6,103	20,677	(14,574)	(70)%
Net sales from the Performance Alloys and Composites segment of $292.0 million in the first nine months of 2016 were 4% lower than net sales of $304.5 million in the first nine months of 2015 primarily due to lower sales volume and the impact of lower pass-through metal prices of $7.1 million.
Value-added sales of $248.8 million in the first nine months of 2016 were 3% lower than value-added sales of $256.7 million in the first nine months of 2015. The decrease in value-added sales was primarily driven by lower raw material sales of beryllium hydroxide of $8.1 million. Additionally, value-added sales to the energy end market were $2.8 million lower due to a decline in exploration in the oil and gas sector of the market.
Performance Alloys and Composites generated operating profit of $6.1 million, or 2% of value-added sales, in the first nine months of 2016 compared to $20.7 million, or 8% of value-added sales, in the first nine months of 2015. The decline in operating profit in the first nine months of 2016 as compared to the first nine months of 2015 was primarily due to lower sales volume and the negative impact of foreign exchange rate movements of $4.9 million.

Advanced Materials
Third Quarter

	Third Quarter Ended
	Sept. 30,	Oct. 2,	$	%
(Thousands)	2016	2015	Change	Change
Net sales	$107,250	$113,635	(6,385)	(6)%
Value-added sales	45,960	44,520	1,440	3%
Operating profit	8,245	6,950	1,295	19%
Net sales from the Advanced Materials segment of $107.2 million in the third quarter of 2016 were 6% lower than net sales of $113.6 million in the third quarter of 2015 primarily due to changes in mix for customer supplied material offset by the impact of higher pass-through metal prices of $11.9 million.
Value-added sales of $46.0 million in the third quarter of 2016 were 3% higher than value-added sales of $44.5 million in the third quarter of 2015. Value-added sales in the consumer electronics end market, which represents approximately 46% of total segment value-added sales, were up slightly when compared to the prior-year period.
The Advanced Materials segment generated operating profit of $8.3 million in the third quarter of 2016 compared to $7.0 million in the third quarter of 2015. As a percentage of value-added sales, operating profit was 18% in the third quarter of 2016 compared to 16% in the third quarter of 2015. The increase in operating profit in the third quarter of 2016 versus the third quarter of 2015 was due to product mix and improved yields.

Nine Months

	Nine Months Ended
	Sept. 30,	Oct. 2,	$	%
(Thousands)	2016	2015	Change	Change
Net sales	$328,927	$394,922	(65,995)	(17)%
Value-added sales	135,019	142,952	(7,933)	(6)%
Operating profit	20,748	23,289	(2,541)	(11)%
Net sales from the Advanced Materials segment of $328.9 million in the first nine months of 2016 were 17% lower than net sales of $394.9 million in the first nine months of 2015 primarily due to lower sales volume partially offset by the impact of higher pass-through metal prices of $10.6 million.
Value-added sales of $135.1 million in the first nine months of 2016 were 6% lower than value-added sales of $143.0 million in the first nine months of 2015. The decrease in value-added sales was primarily driven by lower value-added sales to the consumer electronics and energy end markets. Value-added sales to the consumer electronics end market, which represents approximately 46% of total segment value-added sales, decreased $3.0 million due primarily to lower demand for base semiconductor and data storage applications. Value-added sales to the energy end market decreased $2.2 million in the first nine months of 2016 compared to the prior-year period due primarily to lower demand from the solar segments of the market.
The Advanced Materials segment generated operating profit of $20.8 million in the first nine months of 2016 compared to $23.3 million in the first nine months of 2015. As a percentage of value-added sales, operating profit was 15% and 16% in the first nine months of 2016 and 2015, respectively. The decrease in operating profit in the first nine months of 2016 versus the comparable period of 2015 was due to lower sales volume.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	Sept. 30,	Oct. 2,	$	%
	2016	2015	Change	Change
Net sales	$38,670	$37,153	1,517	4%
Value-added sales	23,794	24,723	(929)	(4)%
Operating profit (loss)	(2,451)	(636)	(1,815)	285%
The Other reportable segment in total includes the operating results of the Precision Coatings group and unallocated corporate costs.
Net sales for the Other reportable segment totaled $38.7 million and $37.2 million in the third quarter of 2016 and 2015, respectively. Including unallocated corporate costs, the Other reportable segment had an operating loss of $2.5 million in the third quarter of 2016 and an operating loss of $0.6 million in the third quarter of 2015.
Within the Other reportable segment, net sales for the Precision Coatings group were $38.7 million in the third quarter of 2016 as compared to $37.2 million in the third quarter of 2015, and value-added sales for the third quarter of 2016 and 2015 were $25.8 million and $25.7 million, respectively. Higher sales to the consumer electronics and defense end markets were offset by lower sales to the medical and automotive electronics end markets.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $3.4 million in the third quarter of 2016 as compared to $2.3 million in the third quarter of 2015. As a percentage of value-added sales, operating profit was 13% and 9% in the third quarter of 2016 and 2015, respectively. The increase is primarily due to improved product mix and cost reduction initiatives.
Within the Other reportable segment, corporate reported operating expense of $5.9 million and $2.9 million in the third quarter of 2016 and 2015, respectively. Higher unallocated corporate costs were primarily due to a $2.6 million increase in stock-based and incentive compensation.
Nine Months

(Thousands)	Nine Months Ended
	Sept. 30,	Oct. 2,	$	%
	2016	2015	Change	Change
Net sales	$113,955	$111,804	2,151	2%
Value-added sales	70,975	74,180	(3,205)	(4)%
Operating profit (loss)	(3,391)	(6,762)	3,371	(50)%
Net sales for the Other reportable segment totaled $114.0 million and $111.8 million in the first nine months of 2016 and 2015, respectively. Including unallocated corporate costs, the Other reportable segment had an operating loss of $3.4 million in the first nine months of 2016 and an operating loss of $6.8 million in the first nine months of 2015.
Within the Other reportable segment, net sales for the Precision Coatings group were $114.0 million in the first nine months of 2016 as compared to $112.0 million in the first nine months of 2015, and value-added sales were relatively flat at $75.5 million and $75.4 million in the first nine months of 2016 and 2015, respectively.
Within the Other reportable segment, the Precision Coatings group reported an operating profit of $9.8 million in the first nine months of 2016 as compared to $4.5 million in the first nine months of 2015. As a percentage of value-added sales, operating profit was 13% and 6% in the first nine months of 2016 and 2015, respectively. The increase is primarily due to improved product mix, cost reduction initiatives, and a gain on the sale of equipment of $0.7 million.
Within the Other reportable segment, corporate reported operating expense of $13.2 million and $11.3 million in the first nine months of 2016 and 2015, respectively. Higher unallocated corporate costs were primarily due to the $5.6 million insurance and legal settlement gains realized in the prior period offset by lower stock-based and incentive compensation of $2.7 million in the current period.

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

One beryllium case (involving three plaintiffs) was settled during the third quarter of 2016 and, currently, one beryllium case (involving four plaintiffs) that had been on appeal is outstanding, after having been remanded to the trial court. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements. Refer to Item 1 “Legal Proceedings" in Part II of this Form 10-Q for further information.
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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	Sept. 30,	Oct. 2,	$
(Thousands)	2016	2015	Change
Net cash provided by operating activities	$26,354	$44,844	$(18,490)
Net cash used in investing activities	(27,620)	(41,014)	13,394
Net cash (used in) provided by financing activities	(7,688)	8,825	(16,513)
Effects of exchange rate changes	524	(979)	1,503
Net change in cash and cash equivalents	$(8,430)	$11,676	$(20,106)
Net cash provided by operating activities totaled $26.4 million in the first nine months of 2016 versus $44.8 million in the comparable prior-year period. Net income decreased $6.5 million and the Company contributed $12.0 million to its domestic defined benefit pension plans in the first nine months of 2016 as compared to a contribution of $8.0 million in the first nine months of 2015.
Working capital requirements used cash of $18.7 million the first nine months of 2016 compared to a use of $11.0 million in the first nine months of 2015. We continued to decrease inventory levels due to working capital reduction initiatives in 2016; however, the benefit was lower by $6.6 million compared to the prior-year period. Cash flows used for accounts payable and accrued expenses decreased $17.0 million compared to the prior-year period primarily due to lower incentive compensation and timing of payments. Cash flows used for accounts receivable increased $18.2 million due to higher sales in the third quarter of 2016 and timing of sales. Our three-month trailing days sales outstanding (DSO) was approximately 40 days at September 30, 2016 versus 44 days at December 31, 2015.
Net cash used in investing activities was $27.6 million in the first nine months of 2016 compared to $41.0 million in the prior-year corresponding period, reflecting decreased payments for mine development activities of $8.0 million, as well as decreased payments for property, plant, and equipment of $4.0 million.
Capital expenditures are made primarily for supporting mining and new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2016, the Company expects payments for property, plant, and equipment to range from $25.0 million to $30.0 million and mine development expenditures to be approximately $9.0 million.
Net cash used in financing activities totaled $7.7 million in the first nine months of 2016 versus $8.8 million provided by financing activities in the comparable prior-year period primarily due to a decrease of $18.6 million in net borrowings in 2016.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At September 30, 2016, cash and cash equivalents held by our foreign operations totaled $14.8 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, available borrowing capacity, and debt-to-debt-plus-equity ratio, as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
(Thousands)	2016	2015
Total outstanding debt	$16,579	$13,266
Cash	15,806	24,236
Net debt (cash)	773	(10,970)
Available borrowing capacity	$215.2	$221.8
Debt-to-debt-plus-equity ratio	3%	3%
Net debt (cash) is a non-GAAP measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the decrease in the available borrowing capacity at September 30, 2016 as compared to December 31, 2015 was the impact of this covenant.
In 2015, we entered into an amendment to our $375.0 million revolving credit agreement (Credit Agreement). The amendment extends the maturity date of the Credit Agreement from 2018 to 2020 and provides more favorable pricing under certain circumstances. In addition, the amendment provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. The Credit Agreement is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows us to borrow money at a premium over LIBOR or the prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the Credit Agreement.
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 30, 2016 and December 31, 2015. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The most recent amendment, completed in the third quarter of 2016 with our largest precious metals consignment facility, extended the maturity date from September 30, 2016 to September 30, 2019 and provided for more favorable pricing for fixed rate consignments. The available and unused capacity under the metal financing lines totaled approximately $166 million as of September 30, 2016. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum required repurchase quantity for a given year, and the repurchases may be discontinued at any time. We repurchased 41,096 shares at a cost of $1.1 million in the third quarter of 2016 and 147,351 shares at a cost of $3.8 million in the first nine months of 2016. Since the approval of the repurchase plan, we have purchased 1,049,855 shares at a total cost of $33.2 million.
In the third quarter and first nine months of 2016, we paid cash dividends of $1.9 million and $5.6 million, respectively, on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $283.9 million as of September 30, 2016, versus $214.7 million as of December 31, 2015. We were in compliance with all of the covenants contained in the consignment agreements as of September 30, 2016 and December 31, 2015. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES

Historically, the Company conducted its annual goodwill and indefinite-lived intangible asset impairment assessments as of December 31 of each fiscal year; however, in fiscal year 2016, the Company changed the date of these assessments to the first day of the fourth quarter. The voluntary change in accounting principle is preferable as it will allow additional time for review of its goodwill and indefinite-lived intangible assets for impairment in advance of its year-end reporting and results in better alignment with its annual budgeting process. The change has been applied prospectively and it did not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
For additional information regarding critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2015. There have been no other material changes in our critical accounting policies subsequent to the issuance of our Form 10-K.

OUTLOOK
We delivered sequential value-added sales growth for the third consecutive quarter. We continue to focus on new product introductions and filling our sales pipeline with commercial opportunities that leverage our innovative and differentiated products and provide value to our customers. Additionally, we remain focused on costs during these periods of low growth and improving our product mix.
The current macro-economic conditions are uncertain in the manufacturing sector globally. Our results are subject to some of the uncertainty around timing and quantity of several high purity beryllium orders and raw material beryllium hydroxide sales. In the third quarter of 2016, we sold approximately $8 million of raw material beryllium hydroxide on a spot basis, which reflects the current status of our commercial relationship. Therefore, different than the last 20 years, the sales of beryllium hydroxide raw material may not be as consistent on a quarterly basis.

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

▪	Our ability to successfully complete negotiations with our largest raw material beryllium hydroxide customer regarding its long-term supply of beryllium;

▪	Changes in product mix and the financial condition of customers;

▪	Our success in developing and introducing new products and new product ramp-up rates;

▪	Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

▪	Our success in identifying acquisition candidates and in acquiring and integrating such businesses;

▪	The impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions;

▪	Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects;

▪	The availability of adequate lines of credit and the associated interest rates;

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 30, 2016.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is one of five defendants in a case filed on October 4, 2013 in the Superior Court of the State of Arizona, Maricopa County, titled Parmar et al. v. Dolphin, Inc. et al., CV 2013-012980. One plaintiff alleges that he contracted CBD from exposures that resulted from his employment at manufacturing facilities of Karsten Manufacturing Corporation (Karsten) in Arizona, and asserts claims for negligence, strict liability, and fraudulent concealment. His wife claims a loss of consortium. Another plaintiff alleges that he has been diagnosed with beryllium sensitization that resulted from his employment at Karsten, and asserts a claim for medical monitoring. Plaintiffs seek compensatory and punitive damages and/or medical monitoring in unspecified sums. All parties negotiated a settlement agreement on September 8, 2016, pursuant to which the Company would settle the matter for an immaterial amount, and on September 9, 2016, plaintiffs filed a Notice of Settlement. On September 26, 2016, the trial court entered an order vacating the trial date and setting the matter for dismissal on December 22, 2016, unless a stipulated judgment or stipulation for dismissal is filed before then.

The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting, and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs sought punitive damages in connection with the strict liability and fraudulent concealment causes of action. The survival action sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court sustained the demurrer, dismissing all claims against the Company, without leave to amend the complaint. On February 3, 2016, the plaintiffs filed a notice of appeal. On June 23, 2016, the California Supreme Court in a case titled Ramos v. Brenntag Specialties, 2016 WL 3435777, issued a unanimous opinion disapproving the case precedent upon which the Company’s successful demurrer had been based. Based on this decision, the parties stipulated that the judgment entered in favor of the defendants be reversed and the matter remanded to the trial court for further proceedings. There is currently a Status Conference scheduled for December 6, 2016.

The Company has insurance coverage, which may respond, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
July 2 through August 5, 2016	16,440	$25.71	16,440	$17,502,621
August 6 through September 2, 2016	15,084	28.25	13,700	17,115,995
September 3 through September 30, 2016	11,012	29.77	10,956	16,789,946
Total	42,536	$27.66	41,096	$16,789,946

(1)
Includes 1,384 shares surrendered to the Company in August and 56 shares in September by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. As of September 30, 2016, $16.8 million may still be purchased under the program. During the three months ended September 30, 2016, we repurchased 41,096 shares at an average price of $27.63 per share, or $1.1 million in the aggregate.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1
Amendment No. 7 to Third Amended and Restated Precious Metals Agreement dated as of September 30, 2016, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 6, 2016 (file number 001-15885)), incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 30, 2016*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 27, 2016
/s/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1
Amendment No. 7 to Third Amended and Restated Precious Metals Agreement dated as of September 30, 2016, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 6, 2016 (file number 001-15885)), incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 30, 2016*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Submitted electronically herewith.