Form 10-K
period 2016-12-31
MATERION Corp
filed 2017-02-17
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Title of Class)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 1, 2016 was $502,637,627.
As of February 10, 2017, there were 19,950,157 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2017 are incorporated by reference into Part III.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2017;

▪	Our ability to successfully complete and effectively integrate the acquisition of the principal portion of the high-performance target materials business of Heraeus;

▪	The global economy;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

▪	The success of the realignment of our businesses;

▪	Our ability to strengthen our internal control over financial reporting and disclosure controls and procedures; and

•	The risk factors set forth elsewhere in Item 1A of this Form 10-K.

Item 1.	BUSINESS

THE COMPANY

Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $969.2 million in net sales in 2016. The Company was incorporated in Ohio in 1931 and has approximately 2,550 employees. Our products are sold into numerous end markets, including consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance.

In December 2016, we signed a purchase agreement to acquire the principal portion of the high-performance target materials business of the Heraeus Group of Hanau, Germany. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions, at an estimated cost of $30.0 million.
SEGMENT INFORMATION
Previously, we aggregated our businesses into three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. The Precision Coatings group, which includes the Precision Optics and Large Area Coatings businesses, was included in the Other segment, which also includes unallocated corporate costs. Beginning with the fourth quarter of 2016, we changed our segments to align with a change in the way our business is managed.

Effective as of the fourth quarter of 2016, our businesses are now organized under four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Precision Coatings group is now a separate operating segment. Our Other reportable segment includes unallocated corporate costs. Prior year results have been revised to reflect the change.

Segment reporting and geographic information relating to net sales, operating profit, and assets is presented in Note B of the Consolidated Financial Statements. Additional information regarding our segments and business is presented below.
Performance Alloys and Composites
The Performance Alloys and Composites segment is comprised of the following businesses:
Performance Metals produces strip and bulk form alloy products, beryllium-based metals, beryllium and aluminum metal matrix composites, in rod, sheet, foil, and a variety of customized forms, beryllia ceramics, and bulk metallic glass materials at manufacturing facilities in the United States, Europe, and Asia. This business also operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for its beryllium business and external sales.

•
Strip products, the largest of the product families, include thin gauge precision strip and small diameter rod and wire. These products are made with copper, nickel, and/or beryllium alloys to provide unique combinations of high conductivity, high reliability, and formability for use as connectors, contacts, springs, switches, relays, shielding, and bearings. Major end markets for strip products include consumer electronics, telecommunications infrastructure, automotive electronics, aerospace, industrial, appliance, and medical. Performance Metals strip product form competes with strip from many companies around the world that produce alloys with similar properties as beryllium and non-beryllium-containing alloys. Key competitors include NGK Insulators, Global Brass and Copper, Inc., Wieland Electric, Inc., Aurubis Stolberg GmbH, Diehl Metall Stiftung & Co. KG, Nippon Mining, and PMX Industries, Inc.

•
Bulk products are also made with copper, nickel, and/or beryllium alloys in plate, rod, bar, tube, and other customized forms that, depending upon the application, may provide superior strength, corrosion or wear resistance, thermal conductivity, or lubricity. While the majority of bulk products contain beryllium, a growing portion of bulk products' net sales is from non-beryllium-containing alloys as a result of product diversification efforts. Applications for bulk products include oil and gas drilling and production components, bearings, bushings, welding rods, plastic mold tooling, and undersea telecommunications housing equipment. Major end markets for bulk products include industrial components, commercial aerospace, energy, and telecommunications infrastructure. Performance Metals' bulk products compete with companies around the world that produce alloys with similar properties. Key competitors include NGK Insulators, International Beryllium Corp., Ningxia Orient Tantalum Industry Co., Ltd. in China, Ulba Metallurgical JSC of Kazakhstan, Le Bronze Industriel, KME Germany AG & Co. KG, Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, and Chuetsu Metal Works Ltd. Japan.

Strip and bulk products are manufactured at facilities in Ohio and Pennsylvania and are distributed internationally through a network of company-owned service centers, outside distributors, and agents.

•
Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, for beryllium products. Net sales of beryllium hydroxide to NGK Insulators, Ltd. from our Utah operations were less than 5% of Performance Metals’ total net sales in each of the last three years.

•
Beryllium products manufactures beryllium, beryllium aluminum, and aluminum metal matrix composites (MMCs), beryllia ceramics, and bulk metallic glass materials. These materials are used in applications that require high stiffness and/or low density, and they tend to be premium-priced due to their unique combination of properties. Defense and science are the largest end markets for beryllium products, while other end markets served include industrial components, commercial aerospace, medical, energy, and telecommunications infrastructure. Products are also sold for acoustics, optical scanning, and performance automotive applications. While Performance Metals is the only domestic producer of metallic beryllium, it competes primarily with designs utilizing other materials including metals, MMCs, and organic composites. Our aluminum powder metal MMCs compete with DWA Aluminum Composites and cast MMCs made by Duralcan USA. Electronic components utilizing beryllia and alumina ceramics are used in the industrial components, medical, defense, telecommunications infrastructure, commercial aerospace, and science end markets. Direct competitors include American Beryllia Inc., CBL Ceramics Limited, and CoorsTek, Inc. Manufacturing facilities for beryllium products are located in Ohio, California, Arizona, and the United Kingdom.

Technical Materials produces strip metal products with clad inlay and overlay metals, including precious and base metals electroplated systems, electron beam welded systems, contour profiled systems, and solder-coated metal systems. This operating unit is located in Lincoln, Rhode Island and shares service and distribution centers with Performance Metals in Europe and Asia. These specialty strip metal products provide a variety of thermal, electrical, or mechanical properties from a surface area or particular section of the material. Our cladding and plating capabilities allow for a precious metal or other base metal to be applied in continuous strip form only where it is needed, reducing the material cost to the customer, as well as providing design flexibility and performance. Major applications for these products include connectors, contacts, power lead frames, and semiconductors, while the largest end markets are automotive electronics and consumer electronics. The energy and medical end markets are smaller but offer further growth opportunities. Technical Materials' products are manufactured at our Lincoln, Rhode Island facility and are sold directly through its sales representatives. Technical Materials' major competitors include Heraeus Inc., AMI Doduco, Inc., and other North American continuous strip and plating companies.
Advanced Materials
Advanced Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms, high temperature braze materials, and ultra-pure wire. These products are used in semiconductor logic and memory, medical, energy, lighting, defense, optics, and wireless communications applications within the consumer electronics, industrial components, and telecommunications infrastructure end markets. Advanced Materials also has metal recovery operations and in-house refining that allow for the recycling of precious metals.
Advanced Materials products are sold directly from its facilities throughout the United States, Asia, and Europe, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Eastman Chemical Company, Honeywell International, Inc., Johnson Matthey plc, Praxair, Inc., Solar Applied Materials Technology Corp., Sumitomo Metals Industries, Ltd., and Tanaka Holding Co., Ltd., as well as a number of smaller regional and national suppliers.
The majority of the sales into the consumer electronics end market from this segment are vapor deposition targets, lids, wire, other related precious and non-precious metal products, and advanced chemicals for semiconductors and other microelectronic applications. These materials are used in wireless, light-emitting diode (LED), handheld devices and other applications, as well as in a number of applications within the defense end market. Since we are an up-front material supplier, changes in our consumer electronics sales levels do not necessarily correspond to changes in the end-use consumer demand in the same period due to down-stream inventory positions, the time to develop and deploy new products, and manufacturing lead times and scheduling. While our product and market development efforts allow us to capture new applications, we may lose existing applications and customers from time to time due to the rapid change in technologies and other factors.

Precision Coatings
The Precision Coatings segment includes the following reporting units:

Precision Optics produces sputter-coated precision thin film coatings and optical filter materials. Based in Westford, Massachusetts, the group has manufacturing facilities in the United States and China.

Large Area Coatings produces high-performance sputter-coated precision flexible thin film materials. Based in Windsor, Connecticut, the business manufactures and distributes coated and converted thin film material solutions primarily for medical testing and diagnosis applications.
Precision Coatings products are sold directly from its facilities throughout the United States and Asia, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Viavi Corporation and Saint-Gobain S.A. and a number of smaller regional and national suppliers.

Other
The Other segment is comprised of unallocated corporate costs.

OTHER GENERAL INFORMATION
Products
We are committed to providing high-quality, innovative, and reliable products that will enable our customers’ technologies and fuel their own technological breakthroughs and growth.
Our products include precious and non-precious specialty metals, inorganic chemicals and powders, specialty coatings, specialty engineered beryllium and copper-based alloys, beryllium composites, ceramics and engineered clad, and plated metal systems.
We are constantly looking ahead to realign product and service portfolios toward the latest market and technology trends so that we are able to provide customers with an even broader scope of products, services, and specialized expertise. We believe we are an established leader in our markets, from consumer electronics to medical devices to highly engineered bushings and bearings for heavy industrial equipment.
Approximately 480 customers purchase our products throughout the consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance end markets. No single customer accounted for more than 10% of our total net sales for 2016.
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
Patents and Licenses
We own patents, patent applications, and licenses relating to certain of our products and processes. While our rights under these patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.
Research and Development
Active research and development programs seek new product compositions and designs as well as process innovations. Expenditures for research and development amounted to $12.8 million in both 2016 and 2015 and $12.9 million in 2014.
Backlog
The backlog of unshipped orders as of December 31, 2016, 2015, and 2014 was $175.5 million, $157.0 million, and $197.0 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2016 will be filled during 2017.

Regulatory Matters
We are subject to a variety of laws that regulate the manufacturing, processing, use, handling, storage, transport, treatment, emission, release, and disposal of substances and wastes used or generated in manufacturing. For decades, we have operated our facilities under applicable standards of inplant and outplant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals.
On January 9, 2017, the U.S. Occupational Safety and Health Administration (OSHA) published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and record keeping. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
Available Information
We use our Investor Relations website, http://investor.shareholder.com/materion/index.cfm, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via this website. These reports are also available on the SEC’s website: http://www.sec.gov. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
Executive Officers of the Registrant
Incorporated by reference from information with respect to executive officers of Materion Corporation set forth in Item 10 in Part III of this Form 10-K.

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
A substantial number of our customers are in the consumer electronics, industrial components, medical, automotive electronics, defense, telecommunications infrastructure, energy, commercial aerospace, and science markets. Each of these markets is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the U.S. dollar, the strength of the consumer electronics, automotive electronics, and oil and gas industries, the rate of construction of telecommunications infrastructure equipment, and government spending on defense.
Also, in times when growth rates in our markets are lower, or negative, there may be temporary inventory adjustments by our customers that may negatively affect our business.
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
In 2016, 9% of our value-added sales was derived from sales to customers in the defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
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
We manufacture advanced engineered materials using various precious and non-precious metals, including aluminum, beryllium, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. The availability of, and prices for, these raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the U.S. dollar exchange rate, production costs of U.S. and foreign competitors, anticipated or perceived shortages, and other factors. Precious metal prices, including prices for gold and silver, have fluctuated significantly in recent years. Higher prices can cause adjustments to our inventory carrying values, whether as a result of quantity discrepancies, normal manufacturing losses, differences in scrap rates, theft or other factors, which could have a negative impact on our profitability and cash flows. Also, the price of our products will generally increase in tandem with rising metal prices, as a result of changes in precious metal prices that are passed through to our customers, which could deter them from purchasing our products and adversely affect our net sales and operating profit.
Further, we maintain some precious metals and copper on a consigned inventory basis. The owners of the precious metals and copper charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price or the consignment fee of precious metals, and/or copper, could increase our financing costs, which could increase our operating costs.
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
Because we manufacture products that contain precious metals, we maintain a significant amount of precious metals at certain of our manufacturing facilities.  Accordingly, we are subject to the risk of precious metal shortages resulting from employee error and theft. For example, in 2013, the Company filed a claim with its insurance carrier for a theft of approximately $10.0 million of silver at its Albuquerque, New Mexico refinery, which was settled for $6.8 million in the second quarter of 2014.
While we maintain controls to prevent theft, including physical security measures, if our controls do not operate effectively or are structured ineffectively, our profitability could be adversely affected, including any charges that we might incur as a result of the shortage of our inventory and by costs associated with increased security, preventative measures, and insurance.
We have a limited number of manufacturing facilities, and damage to those facilities, or to critical pieces of equipment in these facilities, could interrupt our operations, increase our costs of doing business, and impair our ability to deliver our products on a timely basis.
Some of our facilities are interdependent. For instance, our manufacturing facility in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Reading, Pennsylvania; Fremont, California; and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility, and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. The destruction or closure of our mine, any of our manufacturing facilities, or to critical pieces of equipment within these facilities for a significant period of time as a result of harsh weather, fire, explosion, act of war or terrorism, or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business, and impair our ability to deliver our products on a timely basis. In addition, many of our manufacturing facilities depend on one source for electric power and natural gas, which could be interrupted due to equipment failures, terrorism, or another cause.
If such events occur, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business and/or result in lost sales. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
Disruptions or volatility in global financial markets could adversely impact our financial performance.
Global economic conditions may cause volatility and disruptions in the capital and credit markets. Should global economic conditions deteriorate or access to credit markets be reduced, customers may experience difficulty in obtaining adequate financing, thereby impacting our net sales. Our exposure to bad debt losses may also increase if customers are unable to pay for products previously ordered and/or delivered. Negative or uncertain financial and macroeconomic conditions may have a significant adverse impact on our sales, profitability, and results of operations. If current global economic conditions deteriorate, it could trigger an economic downturn of the same severity as the one experienced in 2008 and 2009. This could have a negative impact on our sales.
Our defined benefit pension plans and other post-employment benefit plans are subject to financial market risks that could adversely impact our financial performance.
We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets would increase funding requirements and expenses and may adversely impact our results of operations.
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
A goodwill impairment charge may be triggered by a reduction in actual and projected cash flows, which could be negatively impacted by the market price of our common shares. Our goodwill balance at December 31, 2016 was $87.0 million. Any required non-cash impairment charge could significantly reduce this balance and have a material adverse impact on our reported financial position and results of operations.
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
We sell to customers outside of the United States from our United States and international operations. We have been and are continuing to expand our geographic reach in Europe and Asia. Revenue from international operations (principally Europe and Asia) accounted for approximately 34% in 2016, 38% in 2015, and 35% in 2014 of net sales. We anticipate that international shipments will account for a significant portion of our net sales for the foreseeable future. There are a number of risks associated with international business activities, including:

•
burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements, and unexpected changes in any of these factors;

•difficulty in obtaining export licenses from the U.S. Government;
•political and economic instability and disruptions, including terrorist attacks;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);
•potentially adverse tax consequences due to overlapping or differing tax structures; and
•fluctuations in currency exchange rates.
Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial position, results of operations, or cash flows. We may hedge our currency transactions to mitigate the impact of currency price volatility on our earnings; however, hedging activities may not be successful. For example, hedging activities may not cover the Company’s net euro and yen exposure, which could have an unfavorable impact on our results of operations.
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
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there may be significant changes in U.S. laws and regulations and existing international trade agreements by the new U.S. presidential administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. It remains unclear what the new U.S. presidential administration will do, if anything, with respect to existing laws, regulations, or trade agreements. If the new U.S. presidential administration materially modifies U.S. laws and regulations and international trade agreements, our business, financial condition, and results of operations could be adversely affected.
We are exposed to lawsuits in the normal course of business, which could harm our business.
During the ordinary conduct of our business, we may become involved in certain legal proceedings, including those involving product liability claims, third-party lawsuits relating to exposure to beryllium, claims against us of infringement of intellectual property rights of third parties, or other litigation matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail at the resolution of future claims. Certain of these matters involve types of claims that, if they result in an adverse ruling to us, could give rise to substantial liability, which could have a material adverse effect on our business, operating results, or financial condition.
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
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2016, we had one CBD case outstanding.
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
We, as well as our customers, are subject to laws regulating worker exposure to beryllium. On January 9, 2017, OSHA published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping. Materion was a participant in the development of the new standards, which fundamentally represent our current health and safety operating practices. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
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
In December 2016, the U.S. Environmental Protection Agency (EPA) published a proposed amendment to section 108(b) of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), which is focused on developing financial assurance for managing hazardous substances in the hardrock mining industry. The proposed rule would require subject facilities, such as our bertrandite ore mining operations, to, among other things, calculate their level of financial responsibility and secure an instrument or otherwise self-assure for the calculated amount. Although we do not yet know the financial impact this rule, if adopted, would have on us, an obligation to secure and maintain financial assurance for our bertrandite ore mining operations could have a material adverse impact to our business.
Unexpected events and natural disasters at our mine could increase the cost of operating our business.
A portion of our production costs at our mine are fixed regardless of current operating levels. Our operating levels are subject to conditions beyond our control that may increase the cost of mining for varying lengths of time. These conditions include, among other things, weather, fire, natural disasters, pit wall failures, and ore processing changes. Our mining operations also involve the handling and production of potentially explosive materials. It is possible that an explosion could result in death or injuries to employees and others and material property damage to third parties and us. Any explosion could expose us to adverse publicity or liability for damages and materially adversely affect our operations. Any of these events could increase our cost of operations.
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
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2016, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2016, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,130
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/28,800
Bloomfield, Connecticut (3)	Leased	44,800
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	97,000
Delta, Utah (1)	Owned	100,836
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Fremont, California (1)	Leased	40,000
Limerick, Ireland (2)	Leased	18,000
Lincoln, Rhode Island (1)	Owned/Leased	130,000/28,000
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned	98,750
Reading, Pennsylvania (1)	Owned	128,863
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,743
Taipei, Taiwan (2)	Leased	10,311
Taoyuan City, Taiwan (2)	Leased	11,520
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	78,000
Wheatfield, New York (2)	Owned	35,000
Windsor, Connecticut (3)	Leased	34,700
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,500
Fukaya, Japan (1)	Owned	35,500
Maastricht, The Netherlands (2)	Leased	450
Singapore (1)	Leased	2,500
Stuttgart, Germany (1)	Leased	24,800
Tokyo, Japan (1)	Leased	7,200
Warren, Michigan (1)	Leased	34,500

(1)	Performance Alloys and Composites

(2)	Advanced Materials

(3)	Precision Coatings

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

Beryllium Claims
As of December 31, 2016, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case (involving four plaintiffs), as described more fully below. As of December 31, 2015, there was one pending beryllium case (involving three plaintiffs).
During 2016, one beryllium case (involving three plaintiffs) was settled and paid out. The amount paid for the settlement of this case was not material to the Company's consolidated financial statements. One CBD case, originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court, was outstanding as of December 31, 2016. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.

The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs sought punitive damages in connection with the strict liability and fraudulent concealment causes of action. The survival action sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court granted the demurrer, dismissing all claims against the Company, without leave to amend the complaint. On February 3, 2016, the plaintiffs filed a notice of appeal. On June 23, 2016, the California Supreme Court in a case titled Ramos v. Brenntag Specialties, 2016 WL 3435777, issued a unanimous opinion disapproving the case precedent upon which the Company's successful demurrer had been based. Based on this decision, the parties stipulated that the judgment entered in favor of the defendants be reversed and the matter remanded to the trial court for further proceedings.
The Company was one of five defendants in a case filed on October 4, 2013 in the Superior Court of the State of Arizona, Maricopa County, titled Parmar et al. v. Dolphin, Inc. et al., CV 2013-012980. One plaintiff alleged that he contracted CBD from exposures that resulted from his employment at manufacturing facilities of Karsten Manufacturing Corporation (Karsten) in Arizona, and asserted claims for negligence, strict liability, and fraudulent concealment. His wife claimed a loss of consortium. Another plaintiff alleged that he had been diagnosed with beryllium sensitization that resulted from his employment at Karsten, and asserted a claim for medical monitoring. Plaintiffs sought compensatory and punitive damages and/or medical monitoring in unspecified sums. All parties negotiated a settlement agreement on September 8, 2016, pursuant to which the Company would settle for an immaterial amount, and on September 9, 2016, plaintiffs filed a Notice of Settlement. On December 7, 2016, an Order of Dismissal was granted.
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
Market Information and Dividends
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of February 9, 2017, there were 919 shareholders of record. Refer to Note R of the Consolidated Financial Statements for a summary of dividends declared per common share and market prices with respect to common shares during each quarter of fiscal years 2016 and 2015, which information is incorporated herein by reference. Although the Company’s Board of Directors currently intends to continue the payment of regular quarterly cash dividends on the Company’s common shares, the timing and amount of future dividends will depend on the Board's assessment of our operations, financial condition, projected liabilities, the Company’s compliance with contractual restrictions in its credit agreement or any agreement governing future debt, restrictions imposed by applicable laws, and other factors.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through November 4, 2016	28	$31.25	—	$16,789,946
November 5 through December 2, 2016	5,830	36.45	—	16,789,946
December 3 through December 31, 2016	192	40.05	—	16,789,946
Total	6,050	$36.54	—	$16,789,946

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. We did not repurchase any shares of the Company's common stock under this authorization during the fourth quarter of 2016.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

	2011	2012		2013	2014	2015	2016
Materion Corporation	$100	$107		$130	$150	$120	$172
Russell 2000	100	116		162	169	169	196
S&P SmallCap 600	100	116	1	164	174	174	215
S&P SmallCap 600 - Materials	100	125		170	171	171	196
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2011 and that all applicable dividends were reinvested.

Item 6.	SELECTED FINANCIAL DATA
Materion Corporation and Subsidiaries

(Thousands except per share data)	2016	2015	2014	2013	2012
For the year
Net sales	$969,236	$1,025,272	$1,126,890	$1,166,882	$1,273,078
Cost of sales	785,773	834,492	920,987	978,904	1,074,295
Gross margin	183,463	190,780	205,903	187,978	198,783
Operating profit	27,104	45,268	57,588	27,608	36,189
Interest expense - net	1,789	2,450	2,787	3,036	3,134
Income before income taxes	25,315	42,818	54,801	24,572	33,055
Income taxes	(425)	10,660	12,670	4,360	8,773
Net income	25,740	32,158	42,131	20,212	24,282
Earnings per share of common stock:
Basic	1.29	1.60	2.06	0.98	1.19
Diluted	1.27	1.58	2.02	0.97	1.17
Dividends per share of common stock	0.375	0.355	0.335	0.315	0.225
Depreciation and amortization	46,317	38,471	43,516	42,328	37,695
Capital expenditures(1)	27,177	29,505	29,312	27,848	34,088
Mine development expenditures	9,861	22,585	1,247	4,776	10,573
Year-end position
Net current assets	$254,907	$249,616	$282,628	$266,248	$251,922
Ratio of current assets to current liabilities	3.8 to 1	3.6 to 1	3.7 to 1	3.1 to 1	2.7 to 1
Property, plant, and equipment:
At cost	861,267	833,834	800,671	782,879	779,785
Cost less depreciation, depletion, and amortization	252,631	263,629	247,588	261,893	272,542
Total assets(2)	741,298	742,293	761,921	777,458	814,360
Long-term liabilities(3)	150,853	157,182	173,890	153,296	203,335
Long-term debt(2)	3,605	4,276	23,196	28,780	44,323
Shareholders’ equity	494,089	482,957	459,019	464,428	416,374
Weighted-average number of shares of common stock outstanding:
Basic	19,983	20,097	20,461	20,571	20,418
Diluted	20,213	20,402	20,852	20,943	20,740
(1) Capital expenditures shown above include amounts spent under government contracts for which reimbursements were received from the government in the amount of $1.0 million in 2012.
(2) The Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs effective January 1, 2016, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. Total assets and long-term debt balances presented above for periods prior to 2016 have been restated to conform to this presentation.
(3) Long-term liabilities include long-term obligations relating to Retirement and post-employment benefits, Unearned income, and Other long-term liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous end markets, including consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance.
RESULTS OF OPERATIONS

(Thousands except per share data)	2016	2015	2014
Net sales	$969,236	$1,025,272	$1,126,890
Value-added sales	599,910	617,247	637,073
Gross margin	183,463	190,780	205,903
Gross margin as a % of Value-added sales	31%	31%	32%
Selling, general, and administrative (SG&A) expense	129,683	129,941	136,487
SG&A as a % of Value-added sales	22%	21%	21%
Research and development (R&D) expense	12,802	12,796	12,850
R&D as a % of Value-added sales	2%	2%	2%
Other — net	13,874	2,775	(1,022)
Operating profit	27,104	45,268	57,588
Interest expense — net	1,789	2,450	2,787
Effective tax rate	(1.7)%	24.9%	23.1%
Net income	25,740	32,158	42,131
Diluted earnings per share	1.27	1.58	2.02
2016 Compared to 2015
Net sales were $969.2 million in 2016, reflecting a decrease of 5% from 2015. The decrease in net sales in 2016 was primarily due to lower sales volume. Sales volume was lower primarily due to decreased shipments of raw material beryllium hydroxide, weaker demand in the oil and gas sector of the energy end market, and weakness in the medical, industrial components, and automotive electronics end markets. These decreases were partially offset by stronger sales in the defense, consumer electronics, and telecom infrastructure end markets and changes in precious metal and copper prices, which favorably impacted net sales in 2016 by approximately $16.2 million when compared to 2015.
Value-added sales were $599.9 million in 2016, a decrease of $17.3 million as compared to 2015 value-added sales of $617.2 million. Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales to value-added sales is included herein.
Value-added sales to the consumer electronics end market, our largest end market accounting for approximately 28% of our total value-added sales in 2016, increased $7.3 million or 5% in 2016 as compared to 2015. Additionally, value-added sales to the defense end market increased $6.7 million or 14% year-over-year. These increases were offset by decreased shipments of raw material beryllium hydroxide of $12.4 million and lower value-added sales in several end markets. The industrial components and automotive electronics end market sales, which collectively accounted for 24% of our total value-added sales in 2016, decreased $7.4 million or 5% compared to 2015.
Gross margin was $183.5 million in 2016, or a 4% decrease from the $190.8 million gross margin recorded in 2015. Gross margin expressed as a percentage of value-added sales was 31% in both 2016 and 2015. The decrease in gross margin was primarily due to a combination of lower sales volume and unfavorable product mix.
SG&A expenses totaled $129.7 million in 2016 as compared to $129.9 million in 2015. Expressed as a percentage of value-added sales, SG&A expenses were 22% and 21% in 2016 and 2015, respectively. Lower selling expenses of $2.0 million due to the decrease in sales volume were offset by higher stock-based and annual incentive compensation expense of $1.6 million driven by stock price fluctuation and financial performance.

R&D expenses consist primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in both 2016 and 2015.
Other-net totaled expense of $13.9 million and $2.8 million in 2016 and 2015, respectively. In 2016, we recorded an asset impairment charge of $2.6 million for land and buildings relating to the future closure of our service center located in Fukuya, Japan. Other-net in 2015 included foreign currency hedge gains of $6.2 million compared to a foreign currency hedge loss of $0.8 million in 2016. Additionally, Other-net in 2015 included recognized gains of $5.6 million from settlement agreements for insurance and legal claims in connection with construction of our beryllium pebble facility in Elmore, Ohio. Refer to Notes C and D of the Consolidated Financial Statements for the details of the major components of Other-net and Cost Reduction Initiatives.
Operating profit was $27.1 million in 2016 compared to $45.3 million in 2015. The decrease is primarily due to lower gross margins of $7.3 million and the $11.1 million unfavorable change in Other-net.
Interest expense - net was $1.8 million in 2016 and $2.5 million in 2015. The lower expense in 2016 resulted from lower average outstanding debt levels.
Income tax expense for 2016 was a benefit of $0.4 million versus expense of $10.7 million in 2015. The negative effective tax rate for 2016 was 1.7% compared to an effective tax rate of 24.9% in 2015. The effects of a discrete benefit relating to dividends paid from undistributed foreign earnings, percentage depletion (a tax benefit resulting from our mining operations), the foreign rate differential, and other items were the primary factors for the difference between the effective and statutory rates in 2016 and 2015. Refer to Note F of the Consolidated Financial Statements for a reconciliation of the statutory and effective tax rates.
Net income was $25.7 million, or $1.27 per share diluted, in 2016, compared to $32.2 million, or $1.58 per share diluted, in 2015.
2015 Compared to 2014
Net sales were $1.0 billion in 2015 compared to $1.1 billion in 2014, reflecting a decrease of $0.1 billion, or 9%. The decrease was due primarily to the impact of lower pass-through precious metal and copper prices, the negative impact of foreign exchange rates, and lower sales volume. The costs of gold, silver, platinum, palladium, and copper are typically passed through to customers and, therefore, movements in the prices of these metals will affect net sales, but may not have a proportionate impact on gross margin. The average prices for the metals we purchased in 2015 were lower than in 2014. Changes in precious metal and copper prices negatively impacted net sales in 2015 by approximately $53.5 million when compared to 2014. The strengthening of the U.S. dollar, primarily against the euro and yen, had an approximate $14.9 million negative impact on net sales in 2015.
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
Value-added sales to the consumer electronics end market, our largest end market accounting for approximately 26% of our total value-added sales in 2015, decreased $16.6 million or 9% from 2015 as compared to 2014. This decrease was primarily related to weakness in the projector display market within our Precision Coatings segment.
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
Gross margin was $190.8 million in 2015, a 7% decrease from the $205.9 million gross margin recorded in 2014. Expressed as a percentage of value-added sales, gross margin declined from 32% in 2014 to 31% in 2015. The decrease in gross margin was primarily due to a combination of lower sales volume and the negative impact of foreign exchange. In addition, we recorded $0.7 million of expense in 2015 primarily for headcount reductions in our Precision Coatings segment to respond to weakening demand in the projector display segment of the consumer electronics end market.
SG&A expenses totaled $129.9 million in 2015, a decrease of $6.5 million as compared to 2014. Expressed as a percentage of value-added sales, SG&A expenses were 21% in both 2015 and 2014. Charges related to cost reduction initiatives were more than offset by lower annual incentive compensation expense. We recorded $1.2 million of expense in 2015 for headcount reductions in our Precision Coatings segment and the elimination of executive positions. Annual incentive compensation and stock-based compensation expenses were $8.9 million lower in 2015 as compared to 2014 in conjunction with lower results.
R&D expenses consist primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was relatively flat as a percentage of value-added sales at approximately 2% in both 2015 and 2014.
Other-net totaled $2.8 million of expense in 2015 and $1.0 million of income in 2014. The increase in Other-net in 2015 was primarily due to lower insurance and legal settlement gains in 2015 of $5.6 million related to construction of our beryllium pebble facility as compared to several one-time items in 2014 consisting of a $6.8 million favorable insurance settlement related to a precious metal theft claim, a $4.0 million favorable legal settlement related to construction of our beryllium pebble facility, and a $2.4 million net gain on the sale of used equipment. Other-net also included foreign currency hedge gains of $6.2 million in 2015. Refer to Note C of the Consolidated Financial Statements for the details of the major components of Other-net.
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
Income tax expense for 2015 and 2014 was $10.7 million and $12.7 million, respectively. The effective tax rates for 2015 and 2014 were 24.9% and 23.1%, respectively. The effects of percentage depletion (a tax benefit resulting from our mining operations), foreign rate differential, the production deduction, the R&D tax credit, and other items were major causes of the differences between the effective and statutory rates in 2015 and 2014. Refer to Note F of the Consolidated Financial Statements for a reconciliation of the statutory and effective tax rates.
Net income was $32.2 million, or $1.58 per share diluted, in 2015, compared to $42.1 million, or $2.02 per share diluted, in 2014.
Segment Disclosures
As further described in Item 1 and Note B of the Consolidated Financial Statements, the Company changed its operating segments in the fourth quarter of 2016 to more appropriately align with the way its business is managed. The Company now consists of four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Alloys and Composites

(Thousands)	2016	2015	2014
Net sales	$387,539	$394,760	$433,288
Value-added sales	332,012	335,136	358,511
Operating profit	6,601	23,560	33,290

2016 Compared to 2015
Net sales from the Performance Alloys and Composites segment of $387.5 million in 2016 were 2% lower than net sales of $394.8 million in 2015. Value-added sales of $332.0 million in 2016 were 1% lower than value-added sales of $335.1 million in 2015. Value-added sales to the consumer electronics end market accounted for 21% of total segment value-added sales in 2016 compared to 18% in 2015, which was an increase of $9.3 million. This increase was primarily due to higher demand for base connector material applications. Value-added sales in the defense end market increased $5.1 million from 2015 primarily due to higher sales into satellite surveillance and missile projects. These increases were offset by lower raw material sales of beryllium hydroxide of $12.4 million and lower value-added sales of $5.8 million in the industrial components end market.

Performance Alloys and Composites generated operating profit of $6.6 million, or 2% of value-added sales, in 2016 as compared to $23.6 million, or 7% of value-added sales, in 2015. The decline in operating profit in 2016 as compared to 2015 was primarily due to unfavorable product mix and manufacturing yields, the negative impact of foreign exchange rate movements of $5.5 million, and a $2.6 million impairment charge relating to the future closure of our service center located in Fukuya, Japan.
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
Performance Alloys and Composites generated operating profit of $23.6 million, or 7% of value-added sales, in 2015 as compared to $33.3 million, or 9% of value-added sales, in 2014. The decline in operating profit in 2015 as compared to 2014 was primarily due to lower sales volume and the negative impact of foreign exchange rate movements of $9.6 million. This decrease was partially offset by foreign currency hedge gains of $6.2 million recorded in 2015, which partially offset the negative impact of foreign exchange rate movements on net sales and gross margin.
Advanced Materials

(Thousands)	2016	2015	2014
Net sales	$437,249	$482,288	$547,282
Value-added sales	176,332	182,794	181,040
Operating profit	26,282	27,805	32,692
2016 Compared to 2015
Net sales from the Advanced Materials segment of $437.2 million in 2016 were 9% lower than net sales of $482.3 million in 2015 primarily due to the impact of lower volume of $55.0 million and changes in mix for customer supplied material, offset by the impact of higher pass-through metal prices of $17.6 million.
Value-added sales of $176.3 million were 4% lower than value-added sales of $182.8 million in 2015. The decrease in value-added sales was primarily driven by lower value-added sales to the consumer electronics and energy end markets. Value-added sales to the consumer electronics end market, which represents approximately 46% of total segment value-added sales in both 2016 and 2015, decreased $2.2 million primarily due to lower demand in the wireless market. Value-added sales to the energy end market decreased $2.6 million in 2016 compared to 2015 primarily due to lower demand from the solar segments of the market.
Advanced Materials generated operating profit of $26.3 million, or 15% of value-added sales, in 2016 as compared to $27.8 million, or 15% of value-added sales, in 2015. The decrease in operating profit in 2016 versus 2015 was due to lower volume and slightly unfavorable product mix, partially offset by improved manufacturing yields.
2015 Compared to 2014
Net sales from the Advanced Materials segment of $482.3 million in 2015 were 12% lower than net sales of $547.3 million in 2014 primarily due to the impact of lower pass-through metal prices of $42.2 million in 2015 as compared to 2014.
Value-added sales of $182.8 million were 1% higher than value-added sales of $181.0 million in 2014, which partially offset lower pass-through metal prices. Value-added sales to the consumer electronics end market, which represents the largest end market segment for Advanced Materials, accounted for 46% of total segment value-added sales in 2015 compared to 48% in 2014. The $3.8 million decrease in consumer electronics end market value-added sales in 2015 was due to lower volume of our products used in hand-held devices. This decrease was more than offset by increased value-added sales in the industrial components and energy end markets. Value-added sales to the industrial components end market increased $2.9 million or 16% in 2015 compared to 2014 primarily due to strong demand in the display and optical component segments of the market. Energy end market value-added sales increased $2.6 million or 22% in 2015 as compared to 2014 as a result of stronger demand from the construction and solar segments of the market.
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

Precision Coatings

(Thousands)	2016	2015	2014
Net sales	$144,448	$148,444	$147,659
Value-added sales	97,700	101,761	102,378
Operating profit	11,635	7,483	9,272

2016 Compared to 2015
Net sales for the Precision Coatings segment were $144.4 million in 2016 as compared to $148.4 million in 2015, and value-added sales were $97.7 million in 2016 versus $101.8 million in 2015. Higher sales in the defense end market were more than offset by lower sales in the medical end market. Defense end market sales were higher due to our new Paveway optical filters utilized in defense missile applications. Medical end market sales decreased $6.4 million due to lower volume in the blood glucose test strip segment of the medical end market.
The Precision Coatings segment reported an operating profit of $11.6 million, or 12% of value-added sales, in 2016 versus $7.5 million, or 7% of value-added sales, in 2015. The increase is primarily due to improved yields on optical coating products, favorable product mix, cost reduction initiatives, and a gain on the sale of equipment of $0.7 million. These increases more than offset the impact of lower sales volume.

2015 Compared to 2014
Net sales for the Precision Coatings segment were $148.4 million in 2015 as compared to $147.7 million in 2014, and value-added sales were $101.8 million in 2015 versus $102.4 million in 2014. Higher sales in the medical and defense end markets were partially offset by lower sales to the consumer electronics end market. Medical end market sales were up due to an increase in sales of precision precious metal-coated polymer films for blood glucose test strip applications. Defense end market sales were higher due to the timing of government spending and related programs. Lower sales to the consumer electronics end market were due to weakness in the projector display segment of the market.
The Precision Coatings segment reported an operating profit of $7.5 million, or 7% of value-added sales, in 2015 versus $9.3 million, or 9% of value-added sales, in 2014. The decrease in operating profit was primarily attributed to a $2.6 million gain on the sale of used equipment during 2014. Operating profit in 2015 also included $1.4 million of expense recorded primarily for headcount reductions to respond to weakening demand in the projector display segment of the consumer electronics end market. These decreases were partially offset by a favorable product mix and an improvement in manufacturing yields.
Other

(Thousands)	2016	2015	2014
Net sales	$—	$(220)	$(1,339)
Value-added sales	(6,134)	(2,444)	(4,856)
Operating loss	(17,414)	(13,580)	(17,666)

2016 Compared to 2015
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $17.4 million in 2016 increased $3.8 million as compared to $13.6 million in 2015. As a percent of total Company value-added sales, corporate costs increased to 3% in 2016 from 2% in 2015. Higher unallocated corporate costs in 2016 were primarily due to the $5.6 million insurance and legal settlement gains realized in 2015.

2015 Compared to 2014
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

International Sales and Operations
We operate in worldwide markets, and our international customer base continues to expand geographically. In Asia, we have strategically located our facilities in Japan, Singapore, China, Korea, Taiwan, and the Philippines, while our European facilities are in Germany, the United Kingdom, and Ireland.
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
The following table summarizes total international sales by region for the last three years:

(Thousands)	2016	2015	2014
Asia	$193,739	$247,174	$238,684
Europe	121,648	122,554	136,561
Rest of world	14,174	16,108	20,451
Total	$329,561	$385,836	$395,696
Percent of total net sales	34%	38%	35%
International sales include sales from international operations and direct exports from our U.S. operations. The international sales in the above chart are included in the individual segment sales previously discussed.
Total international sales decreased 15% in 2016 from 2015. The decrease was primarily due to lower sales in the consumer electronics and telecommunications infrastructure end markets in Asia.
Sales from European and certain Asian operations are primarily denominated in local currencies. Exports from the U.S. and the balance of the sales from the Asian operations are typically denominated in U.S. dollars. Local competition generally limits our ability to adjust selling prices upwards to compensate for short-term unfavorable exchange rate movements.
We have a hedge program with the objective of minimizing the short-term impact of fluctuating currency values on our consolidated operating profit. Refer to Note P of the Consolidated Financial Statements.

Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the Company in total for 2016, 2015, and 2014 is as follows:

(Thousands)	2016	2015	2014
Net Sales
Performance Alloys and Composites	$387,539	$394,760	$433,288
Advanced Materials	437,249	482,288	547,282
Precision Coatings	144,448	148,444	147,659
Other	—	(220)	(1,339)
Total	$969,236	$1,025,272	$1,126,890

Less: pass-through metal costs
Performance Alloys and Composites	$55,527	$59,624	$74,777
Advanced Materials	260,917	299,494	366,242
Precision Coatings	46,748	46,683	45,281
Other	6,134	2,224	3,517
Total	$369,326	$408,025	$489,817

Value-added sales
Performance Alloys and Composites	$332,012	$335,136	$358,511
Advanced Materials	176,332	182,794	181,040
Precision Coatings	97,700	101,761	102,378
Other	(6,134)	(2,444)	(4,856)
Total	$599,910	$617,247	$637,073
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
Our net sales are also affected by changes in the use of customer-supplied metal. When we manufacture a precious metal product, the customer may purchase metal from us or may elect to provide its own metal, in which case we process the metal on a toll basis, and the metal value does not flow through net sales or cost of sales. In either case, we generally earn our margin based upon our fabrication efforts. The relationship of this margin to net sales can change depending upon whether or not the product was made from our metal or the customer’s metal. The use of value-added sales removes the potential distortion in the comparison of net sales caused by changes in the level of customer-supplied metal.
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

One beryllium case (involving three plaintiffs) was settled during 2016 and, currently, one beryllium case (involving four plaintiffs) that had been on appeal is outstanding, after having been remanded to the trial court. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements. Refer to Item 3 “Legal Proceedings" for further information.
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
Regulatory Matters
On January 9, 2017, OSHA published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and record keeping. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. Some organizations, such as the California Occupational Health and Safety Administration and the American Conference of Governmental Industrial Hygienists, have adopted standards that are more stringent than the current standards of OSHA. The development, proposal, or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
FINANCIAL POSITION
Cash Flow
A summary of cash flows provided from (used in) operating, investing, and financing activities is as follows:

	Net cash provided from (used in)
(Thousands)	2016	2015	2014
Net cash provided from operating activities	$67,174	$90,228	$60,281
Net cash (used in) investing activities	(37,355)	(52,032)	(27,471)
Net cash (used in) financing activities	(22,112)	(26,095)	(40,881)
Effects of exchange rate changes	(479)	(1,015)	(1,553)
Net change in cash and cash equivalents	$7,228	$11,086	$(9,624)
Net cash provided from operating activities decreased $23.1 million, or 26%, from 2015 primarily due to a $6.4 million decrease in net income and changes in working capital requirements. Working capital requirements provided cash of $9.5 million in 2016 compared to $16.2 million provided in 2015. We continued to decrease inventory levels, primarily within the Performance Alloys and Composites segment, due to working capital reduction initiatives in 2016; however, the benefit in 2016 was lower by $8.6 million compared to 2015. Cash flows used for accounts payable and accrued expenses decreased $20.7 million compared to 2015 primarily due to lower incentive compensation and timing of payments. Cash flows used for accounts receivable increased $18.9 million due to higher sales levels in the fourth quarter of 2016. Our three-month trailing days sales outstanding (DSO) was approximately 41 days at December 31, 2016 versus 44 days at December 31, 2015.

Price movements of precious and base metals are essentially passed to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize, our cash flow tends to stabilize as well.
Net cash used in investing activities was $37.4 million in 2016 compared to $52.0 million in 2015, reflecting decreased payments for mine development activities of $12.7 million.
Net cash used in financing activities decreased $4.0 million from 2015 primarily due to lower repurchases of common stock under our share repurchase program. We repurchased 147,351 common shares for $3.8 million in 2016 as compared to the repurchase of 212,165 common shares for $7.1 million in 2015. At December 31, 2016, we had approximately $16.8 million remaining for share repurchases under the $50.0 million share repurchase program approved by the Board of Directors in 2014. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," for additional information regarding share repurchases.
Dividends per common share increased 6% to $0.375 per share in 2016. Total dividend payments to common shareholders were $7.5 million in 2016 and $7.1 million in 2015. In May 2016, the Board of Directors declared an increase in our quarterly dividend from $0.090 to $0.095 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At December 31, 2016, cash and cash equivalents held by our foreign operations totaled $22.2 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, available borrowing capacity, and the debt-to-debt-plus-equity ratio, as of December 31, 2016 and December 31, 2015 is as follows:

	December 31,
(Thousands)	2016	2015
Total outstanding debt	$4,615	$13,613
Cash	31,464	24,236
Net (cash) debt	(26,849)	(10,623)
Available borrowing capacity	$238.9	$221.8
Debt-to-debt-plus-equity ratio	1%	3%
Net (cash) debt is a non-GAAP measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We reduced outstanding debt from 2015 and, as a result, the debt-to-debt-plus-equity ratio decreased to 1% as of December 31, 2016 from 3% as of December 31, 2015. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
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

The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2016 and December 31, 2015. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The most recent amendment, completed in the third quarter of 2016 with our largest precious metals consignment facility, extended the maturity date from September 30, 2016 to September 30, 2019 and provided for more favorable pricing for fixed rate consignments. The available and unused capacity under the metal financing lines totaled approximately $285.0 million as of December 31, 2016. The availability is determined by Board approved levels and actual line capacity.
Contractual Obligations
A summary of payments to be made under long-term debt agreements, operating leases, significant capital leases, pension plan contributions, and material purchase commitments by year is as follows:

(Millions)	2017	2018	2019	2020	2021	There- after	Total
Total debt (1)	$0.7	$0.8	$0.8	$0.9	$1.4	$—	$4.6
Capital lease payments (2)	0.8	0.8	0.9	0.9	1.0	1.4	5.8
Interest payments on total debt (3)	0.5	0.4	0.3	0.3	0.1	0.1	1.7
Non-cancelable lease payments (4)	6.2	5.3	4.0	3.5	2.9	3.3	25.2
Pension plan contribution (5)	16.0	—	—	—	—	—	16.0
Other benefit payments	1.4	—	—	—	—	—	1.4
Other long-term liabilities (6)	0.9	3.3	0.4	0.5	0.6	0.3	6.0
Purchase obligations	8.9	1.7	1.3	0.3	0.3	2.0	14.5
Total	$35.4	$12.3	$7.7	$6.4	$6.3	$7.1	$75.2
(1)      Total debt relates to installment payments on our fixed rate industrial development revenue bonds that mature in 2021.
(2)     The capital lease payments include a building at the Elmore, Ohio site.
(3)     These amounts represent future interest payments related to our total debt and capital leases.
(4)     The non-cancelable lease payments represent payments under operating leases with initial lease terms in excess of one year as of December 31, 2016.

(5)
Our domestic defined benefit pension plan is underfunded as of December 31, 2016. Contributions in future periods will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our contribution objectives, and other factors. Federal legislation enacted during 2012 resulted in a reduction in mandatory contributions in the short term from levels under the previous regulations, but we may elect to contribute funds in excess of the mandatory levels in a given year depending upon our cash flow from operations and other considerations. In 2017, we anticipate contributing approximately $16.0 million to our domestic defined benefit plan. This estimate is in excess of the mandatory contributions. This higher contribution level is designed to minimize our PBGC premium payments, as well as to maintain the plan funded ratio in line with our long-term objectives. We also anticipate funding those contributions with cash on hand, cash generated from operations, or borrowings under our existing lines of credit. It is not practical to estimate the required contributions beyond 2017 at the present time.

(6)
Other long-term liabilities include environmental remediation costs. We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $6.0 million at December 31, 2016 and $5.7 million at December 31, 2015. Environmental projects tend to be long term, and the associated payments are typically made over a number of years. Refer to Note Q of the Consolidated Financial Statements for further discussion.

Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $194.8 million as of December 31, 2016 versus $214.7 million as of December 31, 2015. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2016 and December 31, 2015.

ORE RESERVES

We have proven and probable reserves of beryllium-bearing bertrandite ore in Juab County, Utah. We own approximately 90 percent of the proven reserves, with the remaining reserves leased from the State of Utah. We augment our proven reserves of bertrandite ore through the purchase of imported beryl ore from time to time. This beryl ore, which is approximately four percent beryllium, is also processed at the Utah extraction facility. Approximately 88 percent of the beryllium in ore is recovered in the extraction process. Estimating the quantity and/or grade of ore reserves requires the size, shape, and depth of ore bodies to be determined by analyzing geological data such as drilling samples. Economic assumptions used to estimate reserves change from period to period, and as additional geological and operational data is generated during the course of operations, estimates of reserves may change from period to period.
The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established and (c) for which are commercially recoverable through open-pit methods.
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

	Proven	Probable	Total
As of December 31, 2016
Tonnage (in thousands)	7,991	739	8,730
Grade (% beryllium)	0.249%	0.269%	0.251%
Beryllium pounds (in millions)	39.85	3.98	43.83

As of December 31, 2015
Tonnage (in thousands)	6,049	3,519	9,568
Grade (% beryllium)	0.259%	0.232%	0.249%
Beryllium pounds (in millions)	31.35	16.33	47.68

Based upon average production levels in recent years and our near-term production forecasts, proven reserves would last a minimum of seventy-five years. The table below details our production of beryllium at our Utah location.

(Thousands of Pounds of Beryllium)	2016	2015	2014
Domestic ore	339	439	593
Non-domestic ore	23	26	21
Unyielded total	362	465	614
Annual yield	88%	89%	89%
Beryllium produced	318	412	546
% of mill capacity	42%	55%	73%
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. The following policies are considered by management to be critical because adherence to these policies relies significantly upon our judgment.
Accrued Liabilities
We have various accruals on our balance sheet that are based in part upon our judgment, including accruals for litigation, environmental remediation, and workers’ compensation costs. When a loss is probable, we establish accrual balances based on the reasonably estimable loss or range of loss as determined by a review of the available facts and circumstances by management and independent advisors and specialists, as appropriate. When no point of loss is more likely than another, the accrual is established at the low end of the estimated reasonable range. Litigation and environmental accruals are established only for identified and/or asserted claims; future claims, therefore, could give rise to increases to the accruals. The accruals are adjusted as facts and circumstances change, as well as for changes in our strategies or the pertinent regulatory requirements. Since these accruals are estimates, the ultimate resolution may be greater or less than the established accrual balance for a variety of reasons, including court decisions, additional discovery, inflation levels, cost control efforts, and resolution of similar cases. Changes to the accruals would then result in an additional charge or credit to the income statement in the period when the change is made. Refer to Note Q of the Consolidated Financial Statements.
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
Non-employee claims for CBD are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2016 and 2015, defense and indemnity costs were less than the deductible.
Pensions
The annual net periodic expense and benefit obligations related to the Company's defined benefit plans are determined on an actuarial basis. This determination requires critical assumptions regarding the discount rate, long-term rate of return on plan assets, increases in compensation levels, and amortization periods for actuarial gains and losses. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans' measurement date. Changes in the assumptions to reflect actual experience as well as the amortization of actuarial gains and losses could result in a material change in the annual net periodic expense and benefit obligations reported in the financial statements.
Beginning in 2017, the Company has elected to use a spot-rate approach to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. The spot-rate approach applies separate discount rates (along the yield curve) for each projected benefit payment in the calculation. Historically, the Company used a weighted-average approach to determine the service and interest components of its net periodic benefit costs. The change will be accounted for as a change in estimate and, accordingly, will be accounted for prospectively starting in 2017. The reductions in service and interest costs for 2017 associated with this change in estimate are expected to total approximately $1.0 million.
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we used an expected rate of return on plan assets assumption of 7.25% at both December 31, 2016 and 2015. This assumption is reflective of management’s view of the long-term returns in the market place, as well as changes in risk profiles and available investments. Should the assets earn an average return less than 7.25% over time, in all likelihood the future pension expense would increase. Investment earnings in excess of 7.25% would tend to reduce future expense.
The impact of a change in the discount rate or expected rate of return assumption on pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2017 projected pension expense approximately $0.7 million. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2017 projected pension expense by approximately $0.5 million.
Refer to Note M of the Consolidated Financial Statements for additional details on our pension and other post-employment benefit plans.
Last In, First Out (LIFO) Inventory
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
We had valuation allowances of $4.0 million associated with certain state and foreign deferred tax assets as of year-end 2016, primarily for net operating loss carryforwards.
Refer to Note F of the Consolidated Financial Statements for additional deferred tax details.
Unearned Revenue
Billings to customers in advance of the shipment of the goods are initially recorded as unearned revenue, which is a liability on our Consolidated Balance Sheets. This liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the goods are shipped, title passes to the customer, and all other revenue recognition criteria are satisfied. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid with funds from a customer’s contract with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. The unearned revenue balance was $1.1 million as of year-end 2016.
Precious Metal Physical Inventory Counts
We take and record the results of a physical inventory count of our precious metals on a quarterly basis. Our precious metal operations include a refinery that processes precious metal-containing scrap and other materials from our customers, as well as our own internally generated scrap. We also outsource portions of our refining requirements to other vendors, particularly those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from our refine vendors, and other factors. The resulting calculated weight of the precious metals in our refine operations may differ, in either direction, from what our records indicate that we should have on hand, which would then result in an adjustment to our pre-tax income in the period when the physical inventory was taken and the related estimates were made.
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
Refer to Note P of the Consolidated Financial Statements and Item 7A “Quantitative and Qualitative Disclosures About Market Risk."
Impairment of Goodwill and Long-Lived Assets
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. Historically, the Company conducted its annual goodwill impairment assessment as of December 31 of each fiscal year; however, in 2016, the Company changed the date of its assessment to the first day of the fourth quarter. The voluntary change in accounting principle is preferable as it will allow additional time for review of its goodwill for impairment in advance of its year-end reporting and results in better alignment with its annual budgeting process. The change has been applied prospectively and it did not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require use of significant estimates and assumptions with the benefit of hindsight. Accordingly, the change will be applied prospectively.
For the purpose of the goodwill impairment assessment, we have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments including, but not limited to, macroeconomic conditions as related to our business, current and future financial performance of our reporting units, industry and market consideration, and cost factors such as changes in raw materials, labor, or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Advanced Materials segment totaled $46.6 million.Within the Precision Coatings segment, goodwill totaled $17.9 million and $20.6 million relating to the Precision Optics and Large Area Coatings reporting units, respectively. The remaining $1.9 million is related to the Beryllium reporting unit within the Performance Alloys and Composites segment.
Our annual goodwill impairment assessment, performed at step zero as of the first day of the fourth quarter of 2016, resulted in a conclusion that it was more likely than not that the fair value of the Advanced Materials and Large Area Coatings reporting units exceeded their respective carrying values. As a result, we concluded that the first step of the goodwill impairment test was not necessary. We opted to bypass step zero and proceeded to perform a step one quantitative assessment of our Precision Optics and Beryllium reporting units. The results of the step one indicated that no goodwill impairment existed.

In the step one, we estimated the fair value of the Precision Optics and Beryllium reporting units using a discounted cash flow (DCF) model. Each reporting unit regularly prepares operating forecasts which include several assumptions including future sales growth from new products and applications, as well as assumptions regarding future industry-specific market conditions, capital expenditures, and working capital changes. These forecasts are reviewed and approved by management and serve as the basis for the assumptions used in the DCF. The DCF included three years of forecasted cash flows from this process, plus cash flows projected to be generated from the end of the forecasted period into perpetuity. In addition to the estimates of future cash flows, other significant estimates involved in the determination of fair value of the reporting units were the discount rates and growth rates used in the DCF model. The discount rates used in the DCF model consider market and industry data as well as specific risk premiums for each reporting unit. The growth rate for each reporting unit, for the purpose of calculating cash flows through perpetuity, was set after the forecasted period.
A discount rate of 9.9% for Precision Optics and 10.7% for Beryllium was applied to reflect the weighted-average cost of capital and inherent business risks. Changes in market conditions could increase the discount rate in the future, thus decreasing the fair value of the reporting unit. A hypothetical 1% increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below that of its carrying value. The sales growth assumption for each reporting unit was based on future secured orders, as well as growth in certain markets due to the introduction of new products. The key uncertainty in the sales growth assumption, as discussed in Item 1A "Risk Factors," is our inability to accurately predict the timing and magnitude of sales of our products, especially newly introduced products. The assumed growth rate for cash flows beyond the forecast period was approximately 3%. A hypothetical 1% decrease in the growth rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below that of its carrying value.
We also compared the market capitalization as of December 31, 2016 to the carrying value of our equity, noting no impairment indicators or triggering events.
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

OUTLOOK

We are cautiously optimistic about 2017 based on value-added sales growth experienced in the second half of 2016 in several key end markets and the pending first quarter 2017 acquisition of the Heraeus high-performance target materials business. Value-added sales into our largest end market grew 17% year-over-year in the second half of 2016 and 6% sequentially compared to the first half of 2016. Fourth quarter 2016 value-added sales into the industrial components end market grew 17% over the prior year fourth quarter and 13% sequentially over third quarter 2016 value-added sales. Additionally, we believe that the oil and gas exploration market has bottomed in 2016 and should continue to sequentially improve. The positive momentum in these key end markets is being driven by new product sales, plus improved end market demand levels.

Tempering our optimism in these particular end markets is the recent decline in value-added sales of blood glucose test strip material into the medical end market. This decrease was driven by our largest customer’s transition from the essentially "sole-sourced" legacy product to the next-generation product, which will be shared with another supplier. This transition will result in a disruption in sales volume for our Precision Coatings segment. In addition to softness in medical end market sales, raw material beryllium hydroxide sales were depressed in 2016 as our largest hydroxide customer worked through excess inventory levels. This customer is forecasted to continue working through excess inventory levels in 2017.
We believe the combination of these positive organic and inorganic growth drivers, offset by temporary headwinds, have positioned the Company to forecast meaningful earnings growth in 2017 in addition to strong cash flow from operations.

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
We are charged a consignment fee by the financial institutions that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2016, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.8 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
To further limit price and financing rate exposures, under some circumstances, we will require customers to furnish their own metal for processing. Customers may also elect to provide their own material for us to process on a toll basis as opposed to purchasing our material.
The available capacity of our existing credit lines to consign precious metals is a function of the quantity and price of the metals on hand. As prices increase, a given quantity of metal will utilize a larger proportion of the existing credit lines. A significant prolonged increase in metal prices could result in our credit lines being fully utilized, and, absent securing additional credit line capacity from financial institutions, could require us to purchase precious metals rather than consign them, require customers to supply their own metal, and/or force us to turn down additional business opportunities. If we were in a significant precious metal ownership position, we might elect to use derivative financial instruments to hedge the potential price exposure. The cost to finance and potentially hedge the purchased inventory may also be higher than the consignment fee. The financial statement impact of the risk from rising metal prices impacting our credit availability cannot be estimated at the present time.
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts whose terms match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2016, we had no such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2016, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.3 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or market. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or market and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or market charges in 2016, 2015, or 2014 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on portions of our debt and cash balances. This interest rate exposure is managed by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. There were no interest rate derivatives outstanding as of December 31, 2016. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $9.4 million as of December 31, 2016. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2016 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2016 would reduce pre-tax profits by approximately $0.8 million in 2017. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements, or the translation effects on any other foreign currency denominated income statement or balance sheet item.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure with any one financial institution. All of the banks in our bank group had credit in good standing as of year-end 2016. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Materion Corporation

We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Materion Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Materion Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Materion Corporation and subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 17, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Materion Corporation
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Materion Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 17, 2017

Materion Corporation and Subsidiaries
Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Income

(Thousands except per share amounts)	2016	2015	2014
Net sales	$969,236	$1,025,272	$1,126,890
Cost of sales	785,773	834,492	920,987
Gross margin	183,463	190,780	205,903
Selling, general, and administrative expense	129,683	129,941	136,487
Research and development expense	12,802	12,796	12,850
Other — net (Note C)	13,874	2,775	(1,022)
Operating profit	27,104	45,268	57,588
Interest expense — net (Note E)	1,789	2,450	2,787
Income before income taxes	25,315	42,818	54,801
Income tax (benefit) expense (Note F)	(425)	10,660	12,670
Net income	$25,740	$32,158	$42,131
Basic earnings per share:
Net income per share of common stock	$1.29	$1.60	$2.06
Diluted earnings per share:
Net income per share of common stock	$1.27	$1.58	$2.02

Cash dividends per share	$0.375	$0.355	$0.335

Weighted-average number of shares of common stock outstanding:
Basic	19,983	20,097	20,461
Diluted	20,213	20,402	20,852

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income

(Thousands)	2016	2015	2014
Net income	$25,740	$32,158	$42,131
Other comprehensive income:
Foreign currency translation adjustment	(172)	(1,335)	(4,440)
Derivative and hedging activity, net of tax benefit (expense) of ($149), $1,175, and ($1,318)	258	(1,999)	2,244
Pension and post-employment benefit adjustment, net of tax benefit (expense) of $4,555, ($2,963), and $11,626	(5,562)	4,866	(20,153)
Other comprehensive income (loss)	(5,476)	1,532	(22,349)
Comprehensive income	$20,264	$33,690	$19,782

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows

(Thousands)	2016	2015		2014
Cash flows from operating activities:
Net income	$25,740	$32,158		$42,131
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	45,651	37,817		42,721
Amortization of deferred financing costs in interest expense	666	654		795
Stock-based compensation expense (non-cash)	3,174	5,491		4,815
(Gain) loss on sale of property, plant, and equipment	(648)	768		(2,435)
Deferred tax (benefit) expense	(9,010)	4,368		(5,274)
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(4,096)	14,777		(2,066)
Decrease (increase) in inventory	10,791	19,372		(30,412)
Decrease (increase) in prepaid and other current assets	658	2,139		(191)
Increase (decrease) in accounts payable and accrued expenses	2,758	(17,989)		6,164
Increase (decrease) in unearned revenue	(2,590)	(1,184)		4,401
Increase (decrease) in interest and taxes payable	2,511	(910)		1,161
Increase (decrease) in long-term liabilities	(684)	(8,923)		(7,348)
Other — net	(7,747)	1,690		5,819
Net cash provided from operating activities	67,174	90,228		60,281
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(27,177)	(29,505)		(29,312)
Payments for mine development	(9,861)	(22,585)		(1,247)
Proceeds from sale of property, plant, and equipment	1,433	58		3,090
Payments for acquisition	(1,750)	—		—
Other — net	—	—		(2)
Net cash (used in) investing activities	(37,355)	(52,032)		(27,471)
Cash flows from financing activities:
Repayment of short-term debt	(8,305)	(653)		(6,291)
Proceeds from issuance of long-term debt	10,000	78,000		33,332
Repayment of long-term debt	(10,694)	(88,000)		(38,945)
Principal payments under capital lease obligations	(736)	(759)		(666)
Cash dividends paid	(7,496)	(7,132)		(6,865)
Deferred financing costs	(1,000)	(838)		—
Repurchase of common stock	(3,798)	(7,129)		(22,282)
Issuance of common stock under stock option plans	—	—		359
Tax (expense) benefit from stock compensation realization	(83)	416	416	477
Net cash (used in) financing activities	(22,112)	(26,095)		(40,881)
Effects of exchange rate changes	(479)	(1,015)		(1,553)
Net change in cash and cash equivalents	7,228	11,086		(9,624)
Cash and cash equivalents at beginning of period	24,236	13,150		22,774
Cash and cash equivalents at end of period	$31,464	$24,236		$13,150

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2016 and 2015
Consolidated Balance Sheets

(Thousands)	2016	2015
Assets
Current assets
Cash and cash equivalents (Note A)	$31,464	$24,236
Accounts receivable (Note A)	100,817	97,236
Inventories (Notes A and H)	200,865	211,820
Prepaid and other current assets	12,138	12,799
Total current assets	345,284	346,091
Long-term deferred income taxes	39,409	25,743
Property, plant, and equipment (Notes A and I)	861,267	833,834
Less allowances for depreciation, depletion, and amortization	(608,636)	(570,205)
Property, plant, and equipment — net	252,631	263,629
Intangible assets (Notes A and J)	11,074	13,389
Other assets	5,950	6,716
Goodwill (Notes A and J)	86,950	86,725
Total Assets	$741,298	$742,293

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note K)	$733	$8,990
Accounts payable	32,533	31,888
Salaries and wages	29,885	27,494
Taxes other than income taxes	1,395	1,305
Other liabilities and accrued items	19,945	20,730
Income taxes (Notes A and F)	4,781	2,373
Unearned revenue	1,105	3,695
Total current liabilities	90,377	96,475
Other long-term liabilities	17,979	18,435
Retirement and post-employment benefits (Note M)	91,505	92,794
Unearned income (Note A)	41,369	45,953
Long-term income taxes (Notes A and F)	2,100	1,293
Deferred income taxes (Notes A and F)	274	110
Long-term debt (Note K)	3,605	4,276
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for 2016 and 27,145 for 2015)	212,702	208,967
Retained earnings	517,903	499,659
Common stock in treasury (7,200 shares for 2016 and 7,142 shares for 2015)	(154,399)	(148,559)
Accumulated other comprehensive loss (Note N)	(86,181)	(80,705)
Other equity transactions	4,064	3,595
Total shareholders’ equity	494,089	482,957
Total Liabilities and Shareholders’ Equity	$741,298	$742,293

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Shareholders’ Equity

(Thousands)	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity Transactions	Total
Balance at January 1, 2014	$200,737	$439,464	$(118,151)	$(59,888)	$2,266	$464,428
Net income	—	42,131	—	—	—	42,131
Other comprehensive income (loss)	—	—	—	(22,349)	—	(22,349)
Cash dividends declared	—	(6,962)	—	—	—	(6,962)
Stock-based compensation activity	3,897	—	—	—	—	3,897
Repurchase of 690 shares	—	—	(22,282)	—	—	(22,282)
Directors' deferred compensation	—	—	(505)	—	661	156
Balance at December 31, 2014	$204,634	$474,633	$(140,938)	$(82,237)	$2,927	$459,019
Net income	—	32,158	—	—	—	32,158
Other comprehensive income (loss)	—	—	—	1,532	—	1,532
Cash dividends declared	—	(7,132)	—	—	—	(7,132)
Stock-based compensation activity	4,260	—	—	—	—	4,260
Repurchase of 212 shares	—	—	(7,129)	—	—	(7,129)
Directors’ deferred compensation	73	—	(492)	—	668	249
Balance at December 31, 2015	$208,967	$499,659	$(148,559)	$(80,705)	$3,595	$482,957
Net income	—	25,740	—	—	—	25,740
Other comprehensive income (loss)	—	—	—	(5,476)	—	(5,476)
Cash dividends declared	—	(7,496)	—	—	—	(7,496)
Stock-based compensation activity	3,764	—	(1,762)	—	—	2,002
Repurchase of 147 shares	—	—	(3,798)	—	—	(3,798)
Directors’ deferred compensation	(29)	—	(280)	—	469	160
Balance at December 31, 2016	$212,702	$517,903	$(154,399)	$(86,181)	$4,064	$494,089

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
(Dollars in thousands)
Organization:  Materion Corporation (the Company) is a holding company with subsidiaries that have operations in the United States, Europe, and Asia. These operations manufacture advanced engineered materials used in a variety of end markets, including consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance. The Company has four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. Other includes unallocated corporate costs.
Refer to Note B of the Consolidated Financial Statements for additional segment details. The Company is vertically integrated and distributes its products through a combination of company-owned facilities and independent distributors and agents.
Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Consolidation:    The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2016. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:    An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. The allowance for doubtful accounts was $857 and $1,197 at December 31, 2016 and 2015, respectfully. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
Inventories:    Inventories are stated at the lower of cost or market. The cost of the majority of domestic inventories is determined using the last-in, first-out (LIFO) method to reflect a better matching of costs and revenues. The remaining inventories are stated principally at average cost.
Property, Plant, and Equipment:    Property, plant, and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method, except certain assets for which depreciation may be computed by the units-of-production method. The depreciable lives that are used in computing the annual provision for depreciation by class of asset are primarily as follows:

Years
Land improvements	10 to 20
Buildings	20 to 40
Leasehold improvements	Life of lease
Machinery and equipment	3 to 15
Furniture and fixtures	4 to 10
Automobiles and trucks	3 to 8
Research equipment	3 to 10
Computer hardware	3 to 10
Computer software	3 to 10
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
Goodwill and Other Intangible Assets:    Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. Historically, the Company conducted its annual goodwill and indefinite-lived intangible asset impairment assessment as of December 31 of each fiscal year; however, in 2016, the Company changed the date of its assessment to the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Intangible assets with finite lives are amortized using the straight-line method or effective interest method, as applicable, over the periods estimated to be benefited, which is generally 20 years or less. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant.
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
Shipping and Handling Costs:    The Company records shipping and handling costs for products sold to customers in cost of sales in the Consolidated Statements of Income.
Advertising Costs:    The Company expenses all advertising costs as incurred. Advertising costs were $1,163 in 2016, $1,285 in 2015, and $1,188 in 2014.
Stock-based Compensation:    The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. The fair value of restricted stock units is based on the closing price of the Company's common shares on the grant date. Stock appreciation rights (SARs) are granted with an exercise price equal to the closing price of the Company's common shares on the date of grant. The fair value of SARs is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note O for additional information about stock-based compensation.
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
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under this update, investments for which fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. The guidance applies to investments for which there is not a readily determinable fair value (market quote) or the investment is in a mutual fund without a publicly available net asset value. We adopted this standard effective January 1, 2016 and have updated our presentation of investments measured at net asset value accordingly. Refer to Note M of the Consolidated Financial Statements for additional details.
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
New Pronouncements Issued: In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The impact of adopting this new guidance is not expected to have a material effect on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement, and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the reporting period. Excess tax benefits will be classified, along with other income tax cash flows, as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The impact of adopting this new guidance is not expected to have a material effect on the consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. This ASU is effective beginning in fiscal year 2018 with a provision for early adoption in 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. To evaluate the impact of adopting this new guidance on the consolidated financial statements, we established a cross-functional implementation team to assess our revenue streams against the requirements of this ASU. In addition, we are in the process of identifying and implementing changes to our processes and controls to meet the standard's updated reporting and disclosure requirements. The Company continues to update our assessment of the impact of the standard and related updates to the consolidated financial statements, and will disclose material impacts, if any.
No other recently issued ASUs are expected to have a material effect on the Company's results of operations, financial condition, or liquidity.
Note B — Segment Reporting and Geographic Information
The Company has the following operating segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the the availability of discrete financial information and the Company’s organizational and management structure.
Previously, the Company aggregated its businesses into three reportable segments: Performance Alloys and Composites, Advanced Materials, and Other. Precision Coatings was included in the Other segment, which also included unallocated corporate costs. The Company reorganized its operating segments in the fourth quarter of 2016 to more appropriately align with the way its businesses are managed. The Company is now organized into four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other.
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.

The Other reportable segment includes unallocated corporate costs and assets.

Financial information for reportable segments, which has been recast for all periods presented to reflect the current organizational structure, was as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
2016
Net sales	$387,539	$437,249	$144,448	$—	$969,236
Intersegment sales	240	70,457	—	—	70,697
Value-added sales	332,012	176,332	97,700	(6,134)	599,910
Operating profit (loss)	6,601	26,282	11,635	(17,414)	27,104
Depreciation, depletion, and amortization	27,059	6,644	9,945	2,003	45,651
Expenditures for long-lived assets	26,604	4,931	3,176	2,327	37,038
Assets	422,787	133,682	108,788	76,041	741,298
2015
Net sales	$394,760	$482,288	$148,444	$(220)	$1,025,272
Intersegment sales	768	63,669	—	—	64,437
Value-added sales	335,136	182,794	101,761	(2,444)	617,247
Operating profit (loss)	23,560	27,805	7,483	(13,580)	45,268
Depreciation, depletion, and amortization	19,748	6,995	9,951	1,777	38,471
Expenditures for long-lived assets	38,562	5,286	6,399	1,843	52,090
Assets	425,759	131,104	118,953	66,477	742,293
2014
Net sales	$433,288	$547,282	$147,659	$(1,339)	$1,126,890
Intersegment sales	743	54,404	—	—	55,147
Value-added sales	358,511	181,040	102,378	(4,856)	637,073
Operating profit (loss)	33,290	32,692	9,272	(17,666)	57,588
Depreciation, depletion, and amortization	24,712	6,890	10,175	1,739	43,516
Expenditures for long-lived assets	16,998	6,412	5,869	1,280	30,559
Assets	433,580	148,303	122,337	57,701	761,921
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

Other geographic information includes the following:

(Thousands)	2016	2015	2014
Net sales
United States	$639,675	$639,436	$731,194
Asia	193,739	247,174	238,684
Europe	121,648	122,554	136,561
All other	14,174	16,108	20,451
Total	$969,236	$1,025,272	$1,126,890
Long-lived assets by country deployed
United States	$240,309	$249,976	$233,619
All other	12,322	13,653	13,969
Total	$252,631	$263,629	$247,588

Net sales are based on the location of the selling group. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.
Long-lived assets are comprised of property, plant, and equipment based on physical location.
Note C — Other-net
Other-net is summarized for 2016, 2015, and 2014 as follows:

	(Income) Expense
(Thousands)	2016	2015	2014
Metal consignment fees	$6,409	$7,074	$7,332
Amortization of intangible assets	4,498	5,112	5,169
Foreign currency exchange/translation gain	1,525	(5,461)	(1,676)
Impairment and other cost reduction initiatives	2,586	—	170
Net (gain) loss on disposal of fixed assets	(648)	768	(2,435)
Recovery from insurance	—	(3,800)	(6,750)
Legal settlement	—	(1,825)	(4,000)
Other items	(496)	907	1,168
Total	$13,874	$2,775	$(1,022)
Note D — Cost Reduction Initiatives
In 2016, the Company initiated a plan to close the Fukuya, Japan service center which is a part of the Performance Alloys and Composites segment. An asset impairment charge of $2.6 million was recorded relating to impairment of land and buildings. The fair value estimates were calculated using the market approach.
In 2014, the Company incurred a charge of $0.7 million relating to a plan, which was announced in 2012, to consolidate various small facilities to improve efficiencies and reduce overhead costs in order to improve profitability and cash flows. The plan also involved a reduction in the hourly workforce and management group at other facilities. Costs associated with the consolidation plan, primarily within the Advanced Materials and Precision Coatings segments, included severance and related manpower costs, equipment write-downs, equipment relocations, and other related costs.

    These costs are presented in the Consolidated Statements of Income as follows:

(Thousands)	2016	2015	2014
Cost of sales	$—	$—	$433
Selling, general, and administrative (SG&A) expense	—	—	104
Other-net	2,586	—	170
Total	$2,586	$—	$707

Note E — Interest
The following chart summarizes the interest incurred, capitalized, and paid for 2016, 2015, and 2014:

(Thousands)	2016	2015	2014
Interest incurred	$2,219	$2,685	$3,012
Less capitalized interest	430	235	225
Total net expense	$1,789	$2,450	$2,787
Interest paid	$1,611	$2,042	$2,215
The difference in expense for 2016, 2015, and 2014 was primarily due to changes in the level of outstanding debt and capital leases and the average borrowing rate. Amortization of deferred financing costs within interest expense was $0.7 million in 2016, $0.7 million in 2015, and $0.8 million in 2014.
Note F — Income Taxes
Income before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2016	2015	2014
Income before income taxes:
Domestic	$13,934	$31,748	$40,420
Foreign	11,381	11,070	14,381
Total income before income taxes	$25,315	$42,818	$54,801
Income tax expense:
Current income tax expense:
Domestic	$6,505	$3,556	$14,487
Foreign	2,080	2,736	3,457
Total current	$8,585	$6,292	$17,944
Deferred income tax expense (benefit):
Domestic	$(8,842)	$4,565	$(4,412)
Foreign	(168)	(197)	(862)
Total deferred	$(9,010)	$4,368	$(5,274)
Total income tax (benefit) expense	$(425)	$10,660	$12,670

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2016	2015	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax effect	(0.4)	1.7	0.8
Effect of excess of percentage depletion over cost depletion	(10.6)	(7.1)	(5.1)
Manufacturing production deduction	(3.3)	(0.9)	(2.5)
Adjustment to unrecognized tax benefits	3.2	(1.1)	0.3
Foreign rate differential	(5.9)	(4.2)	(3.2)
Research and developmental tax credit	(6.6)	(1.6)	(1.3)
Foreign tax credit	(28.1)	(4.8)	(0.2)
Foreign repatriation	13.7	5.9	0.6
Other items	1.3	2.0	(1.3)
Effective tax rate	(1.7)%	24.9%	23.1%

The impact of the foreign tax credit line item in the effective income tax rate reconciliation table increased to a benefit of 28.1% in 2016, primarily due to a benefit relating to dividends paid from foreign earnings of a Japanese subsidiary. In 2015, the Company estimated foreign tax credits of $1.2 million based on available historical information that was readily accessible in a timely manner without undue cost. In 2016, the Company recorded $4.6 million in foreign tax credits as a change in accounting estimate as the result of new information obtained from an examination of the Japanese subsidiary's historical records and resulted in a foreign tax credit carryforward of $3.7 million from 2015.

The Company had domestic and foreign income tax payments of $3.0 million, $6.0 million, and $13.1 million in 2016, 2015, and 2014, respectively.

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2016	2015
Asset (liability)
Post-employment benefits other than pensions	$4,808	$5,094
Other reserves	9,333	8,124
Deferred compensation	10,243	10,368
Environmental reserves	2,231	2,068
Inventory	5,876	3,264
Pensions	23,540	21,781
Alternative minimum tax credit	1,390	709
Net operating loss and credit carryforwards	5,607	4,148
Research and development tax credit carryforward	627	700
Foreign tax credit carryforward	4,545	—
Subtotal	68,200	56,256
Valuation allowance	(3,990)	(2,837)
Total deferred tax assets	64,210	53,419
Depreciation	(13,064)	(14,359)
Amortization	(5,073)	(6,538)
Capitalized interest expense	(242)	(204)
Mine development	(6,683)	(6,457)
Derivative instruments and hedging activities	(13)	(228)
Total deferred tax liabilities	(25,075)	(27,786)
Net deferred tax asset	$39,135	$25,633

The Company had deferred income tax assets offset with a valuation allowance for certain state and foreign net operating losses and state investment tax credit carryforwards. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.
At December 31, 2016, for income tax purposes, the Company had foreign net operating loss carryforwards of $4.3 million that do not expire, and $9.6 million that expire in calendar years 2017 through 2025, of which $1.2 million expires within the next twelve months. The Company also had state net operating loss carryforwards of $19.9 million that expire in calendar years 2018 through 2036 and state tax credits of $2.6 million that expire in calendar years 2017 through 2031. A valuation allowance of $4.0 million has been provided against certain foreign and state loss carryforwards and state tax credits due to uncertainty of their realization.
The Company has an alternative minimum tax credit of $1.4 million that does not expire, research and development tax credits of $0.6 million that expire in calendar year 2036, and foreign tax credits of $4.5 million, comprised of $3.7 million and $0.8 million, that expire in calendar years 2025 and 2026, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2013, state and local examinations for years before 2012, and foreign examinations for tax years before 2010.
A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ending December 31, 2016 and 2015 is as follows:

(Thousands)	2016	2015
Balance at January 1	$1,285	$1,790
Additions to tax provisions related to the current year	35	9
Additions to tax positions related to prior years	878	—
Reduction to tax positions related to prior years	—	(439)
Lapses on statutes of limitations	(150)	(75)
Balance at December 31	$2,048	$1,285
At December 31, 2016, the Company had $2.0 million of unrecognized tax benefits, of which $1.4 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statement of Income or the Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of related federal tax benefits, recognized in earnings was immaterial during 2016, 2015, and 2014. As of December 31, 2016 and 2015, accrued interest and penalties, net of related federal tax benefits, were immaterial.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside of the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unrepatriated earnings totaled $57.2 million as of December 31, 2016. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

Note G — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2016	2015	2014
Numerator for basic and diluted EPS:
Net income	$25,740	$32,158	$42,131
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	19,983	20,097	20,461
Effect of dilutive securities:
Stock appreciation rights	74	156	197
Restricted stock units	88	91	125
Performance-based restricted stock units	68	58	69
Diluted potential common shares	230	305	391
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,213	20,402	20,852
Basic EPS	$1.29	$1.60	$2.06
Diluted EPS	$1.27	$1.58	$2.02
SARs totaling 182,186 in 2016, 376,550 in 2015, and 328,611 in 2014 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note H — Inventories
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2016	2015
Raw materials and supplies	$36,233	$37,463
Work in process	169,327	180,458
Finished goods	38,147	38,135
Subtotal	243,707	256,056
Less: LIFO reserve balance	42,842	44,236
Inventories	$200,865	$211,820
The liquidation of LIFO inventory layers reduced cost of sales by $4.1 million in 2016, $6.1 million in 2015, and $0.1 million in 2014.

Note I — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2016	2015
Land	$5,548	$7,457
Buildings	135,729	133,427
Machinery and equipment	609,894	597,423
Software	39,550	38,505
Construction in progress	19,111	15,449
Allowances for depreciation	(593,531)	(565,203)
Subtotal	216,301	227,058
Capital leases	10,913	10,913
Allowances for depreciation	(2,492)	(2,242)
Subtotal	8,421	8,671
Mineral resources	4,979	4,979
Mine development	35,543	25,681
Allowances for amortization and depletion	(12,613)	(2,760)
Subtotal	27,909	27,900
Property, plant, and equipment — net	$252,631	$263,629
The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
Unearned income was reduced by $4.6 million and $5.8 million in 2016 and 2015, respectively, and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin.
We recorded depreciation and depletion expense of $41.2 million in 2016, $32.8 million in 2015, and $37.5 million in 2014. The expense is net of the above-referenced reductions in the unearned income liability. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is also net of the reduction in the unearned income liability in 2016, 2015, and 2014. The net book value of capitalized software was $9.8 million and $9.5 million at December 31, 2016 and December 31, 2015, respectively. Depreciation expense related to software was $2.4 million in 2016, $2.3 million in 2015, and $1.8 million in 2014.

Note J — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2016 and 2015, is as follows:

	2016		2015
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	38,428	(33,823)	$38,428	$(30,466)
Technology	12,092	(10,516)	12,092	(9,565)
Licenses and other	4,519	(2,441)	2,989	(2,471)
Total	$55,039	$(46,780)	$53,509	$(42,502)
During 2016, the Company acquired $1.7 million in finite-lived intangible assets, consisting primarily of licenses and other, with a weighted average life of nine years.

The aggregate amortization expense relating to intangible assets for the year ended December 31, 2016 and estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2016	$4,498
2017	4,104
2018	1,592
2019	760
2020	284
2021	284
Intangible assets also includes deferred financing costs relating to the Company's revolving credit and consignments lines of $2.8 million and $2.4 million at December 31, 2016 and 2015, respectively.
Goodwill
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. In 2016, the Company acquired one business for total consideration of $2.0 million. The business acquired is included in the Precision Coatings segment. The Company recorded $0.3 million of goodwill related to this acquisition.
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. Historically, the Company conducted its annual goodwill impairment assessment as of December 31 of each year; however, in 2016, the Company changed the date of its assessment to the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at December 31, 2016 and 2015 was $87.0 million and $86.7 million, respectively, and assigned to the following segments:

(Thousands)	2016	2015
Performance Alloys and Composites	$1,899	$1,899
Advanced Materials	46,570	46,570
Precision Coatings	38,481	38,256
Total	$86,950	$86,725
The results of the Company's 2016, 2015, and 2014 goodwill impairment assessments indicated that no goodwill impairment existed.
Note K — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2016	2015
Revolving credit agreement	$—	$—
Fixed rate industrial development revenue bonds payable in annual installments through 2021	4,615	5,308
Variable rate industrial development revenue bonds payable in 2016	—	8,305
Total debt outstanding	4,615	13,613
Current portion of Long-term debt	(733)	(8,998)
Gross Long-term Debt	3,882	4,615
Unamortized deferred financing fees	(277)	(339)
Long-term debt	$3,605	$4,276

Maturities on long-term debt instruments as of December 31, 2016 are as follows:

(Thousands)
2017	$733
2018	773
2019	819
2020	864
2021	1,426
Thereafter	—
Total	$4,615

In 2015, the Company entered into an Amended and Restated Credit Agreement (Credit Agreement) that matures in 2020 and provides for a $375.0 million revolving credit facility comprised of sub-facilities for revolving loans, swing-line loans, letters of credit, and foreign borrowings. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives.The Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $300.0 million. The Credit Agreement is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement.
The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of December 31, 2016 and December 31, 2015.
At December 31, 2016 and 2015, respectively, there was $28.5 million and $38.0 million outstanding against the letters of credit sub-facility. The Company pays a variable commitment fee that may reset quarterly (0.20% as of December 31, 2016) of the available and unborrowed amounts under the revolving credit line.
The following table summarizes the Company’s short-term lines of credit.

	December 31, 2016			December 31, 2015
(Thousands)	Total	Outstanding	Available	Total	Outstanding	Available
Domestic	$346,522	$—	$346,522	$336,955	$—	$336,955
Foreign	8,907	—	8,907	9,283	—	9,283
Total	$355,429	$—	$355,429	$346,238	$—	$346,238
While the available borrowings under the individual existing credit lines total $355.4 million, the covenants in the domestic Credit Agreement restrict the aggregate available borrowings to $238.9 million as of December 31, 2016.
The domestic line is committed and includes all sub-facilities in the $375.0 million maximum borrowing under the Credit Agreement. The Company has various foreign lines of credit, one of which for $2.0 million, is committed and secured. The remaining foreign lines are uncommitted, unsecured, and renewed annually. The average interest rate on short-term debt was 4.90% and 0.42% as of December 31, 2016 and 2015, respectively.
In April 2011, the Company entered into an agreement with the Toledo-Lucas County Port Authority and the Dayton–Montgomery County Port Authority in Ohio to co-issue $8.0 million in taxable development revenue bonds, with a fixed amortization term that will mature in 2021. The interest rate on these bonds was fixed at 4.9%, and the unamortized balance of the bonds was $4.6 million at December 31, 2016.
In November 2016, the Company retired the entire $8.3 million of variable rate industrial revenue bonds with the Lorain Port Authority in Ohio, at maturity.

Note L — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with terms ranging up to 25 years. Operating lease expense amounted to $8.6 million, $8.3 million, and $8.7 million during 2016, 2015, and 2014, respectively. The future estimated minimum payments under capital leases and non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2016, are as follows:

	Capital	Operating
(Thousands)	Leases	Leases
2017	$1,064	$6,214
2018	1,064	5,300
2019	1,064	3,988
2020	1,064	3,509
2021	1,064	2,922
2022 and thereafter	1,508	3,303
Total minimum lease payments	6,828	$25,236
Amounts representing interest	1,051
Present value of net minimum lease payments	$5,777

Note M — Pensions and Other Post-Employment Benefits
The obligation and funded status of the Company’s pension and other post-employment benefit plans are shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, and England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
(Thousands)	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$259,957	$271,785	$15,200	$16,540
Service cost	8,060	9,195	105	115
Interest cost	10,820	10,446	562	554
Actuarial (gain) loss	11,833	(19,978)	(191)	(504)
Benefit payments from fund	(10,509)	(9,317)	—	—
Benefit payments directly by Company	(1,116)	(236)	(1,362)	(1,542)
Expenses paid from assets	(611)	(492)	—	—
Foreign currency exchange rate changes	(1,633)	(1,446)	20	37
Benefit obligation at end of year	276,801	259,957	14,334	15,200
Change in plan assets
Fair value of plan assets at beginning of year	184,750	187,186	—	—
Actual return on plan assets	11,575	(4,657)	—	—
Employer contributions	16,136	12,366	—	—
Benefit payments from fund	(10,509)	(9,317)	—	—
Expenses paid from assets	(611)	(492)	—	—
Foreign currency exchange rate changes	(1,349)	(336)	—	—
Fair value of plan assets at end of year	199,992	184,750	—	—
Funded status at end of year	$(76,809)	$(75,207)	$(14,334)	$(15,200)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$1,148	$1,428	$—	$—
Other liabilities and accrued items	(2,538)	(960)	(1,392)	(1,433)
Retirement and post-employment benefits	(75,419)	(75,675)	(12,942)	(13,767)
	$(76,809)	$(75,207)	$(14,334)	$(15,200)
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss	$121,718	$113,368	$(420)	$(229)
Net prior service (credit) cost	(390)	(850)	(9,541)	(11,038)
	$121,328	$112,518	$(9,961)	$(11,267)
Amortizations expected to be recognized during next fiscal year (before tax):
Amortization of net loss	$6,591	$6,012	$—	$—
Amortization of prior service credit	(485)	(460)	(1,497)	(1,497)
	$6,106	$5,552	$(1,497)	$(1,497)
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$265,159	$251,956	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	271,199	254,178	—	—
Aggregate fair value of plan assets	193,242	177,543	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	259,982	243,139	—	—
Aggregate fair value of plan assets	193,242	177,543	—	—

Components of net benefit cost and other amounts recognized in other comprehensive income (OCI)

	Pension Benefits			Other Benefits
(Thousands)	2016	2015	2014	2016	2015	2014
Net benefit cost
Service cost	$8,060	$9,195	$7,963	$105	$115	$138
Interest cost	10,820	10,446	10,339	562	554	675
Expected return on plan assets	(14,241)	(13,611)	(12,419)	—	—	—
Amortization of prior service cost (benefit)	(460)	(450)	(434)	(1,497)	(1,497)	(1,498)
Recognized net actuarial loss	6,005	7,537	5,263	—	—	—
Net periodic cost	10,184	13,117	10,712	(830)	(828)	(685)
Settlements	120	—	7	—	—	—
Total net benefit cost	$10,304	$13,117	$10,719	$(830)	$(828)	$(685)

	Pension Benefits			Other Benefits
(Thousands)	2016	2015	2014	2016	2015	2014
Change in other comprehensive income
OCI at beginning of year	$112,518	$121,341	$77,249	$(11,267)	$(12,261)	$52
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	460	450	434	1,497	1,497	1,498
Recognized during year — net actuarial (losses) gains	(6,005)	(7,537)	(5,263)	—	—	—
Occurring during year — prior service cost	—	—	—	—	—	(14,034)
Occurring during year — net actuarial losses (gains)	14,279	(1,697)	49,037	(191)	(503)	223
Other adjustments	120	—	—	—	—	—
Foreign currency exchange rate changes	(43)	(39)	(116)	—	—	—
OCI at end of year	$121,329	$112,518	$121,341	$(9,961)	$(11,267)	$(12,261)
Summary of key valuation assumptions
In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	4.02%	4.27%	4.00%	3.68%	3.88%	3.50%
Rate of compensation increase	4.04%	4.05%	3.96%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	4.22%	4.00%	4.79%	3.88%	3.50%	4.13%
Expected long-term return on plan assets	6.90%	7.15%	7.15%	N/A	N/A	N/A
Rate of compensation increase	3.93%	3.95%	4.42%	4.00%	4.00%	4.50%

Discount Rate. The discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year is established based upon the available market rates for high quality, fixed income investments whose maturities match the plan’s projected cash flows.
Beginning in 2017, the Company has elected to use a spot-rate approach to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation. Historically, the Company used a weighted-average approach to determine the service and interest cost components. The change will be accounted for as a change in estimate and, accordingly, will be accounted for prospectively starting in 2017. The reductions in service and interest costs for 2017 associated with this change in estimate are expected to total approximately $1.0 million.
Expected Long-Term Return on Plan Assets. Management establishes the domestic expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. Consideration is given to both recent plan asset performance as well as plan asset performance over various long-term periods of time, with an emphasis on the assumption being a prospective, long-term rate of return. Management consults with and considers the opinions of its outside investment advisers and actuaries when establishing the rate and reviews assumptions with the Audit Committee of the Board of Directors.
Rate of Compensation Increase. The rate of compensation increase assumption was 4.0% in both 2016 and 2015 for the domestic defined benefit pension plan and the domestic retiree medical plan.
Assumptions for the defined benefit pension plans in Germany and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in Germany and England. The plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2016	2015
Health care trend rate assumed for next year	7.00%	7.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2020
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase		1-Percentage- Point Decrease
(Thousands)	2016	2015	2016	2015
Effect on total of service and interest cost components	$13	$15	$(12)	$(14)
Effect on post-employment benefit obligation	259	337	(241)	(311)

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2016 and 2015 by asset category. The Company has some investments that are valued using NAV as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note P of the Consolidated Financial Statements for definitions of the fair value hierarchy.

	December 31, 2016
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$10,124	$10,124	$—	$—
Equity securities:
U.S. (a)	53,983	53,358	625	—
International (b)	30,732	27,304	3,428	—
Emerging markets (c)	11,792	11,562	230	—
Fixed-income securities:
Intermediate-term bonds (d)	48,138	29,429	18,709	—
Short-term bonds (e)	3,150	—	3,150	—
Global bonds (f)	2,121	—	2,121	—
Other types of investments:
Real estate fund (g)	5,929	5,639	290	—
Alternative strategies (h)	9,036	8,981	55	—
Accrued interest and dividends	107	107	—	—
Total	175,112	146,504	28,608	—
Investments measured at NAV:
Pooled investment fund (i)	20,418
Multi-strategy hedge funds (j)	4,320
Private equity funds	142
Total assets at fair value	$199,992

	December 31, 2015
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$8,848	$8,848	$—	$—
Equity securities:
U.S. (a)	51,732	40,476	11,256	—
International (b)	29,799	26,744	3,055	—
Emerging markets (c)	10,434	10,290	144	—
Fixed-income securities:
Intermediate-term bonds (d)	42,994	30,527	12,467	—
Short-term bonds (e)	3,875	—	3,875	—
Global bonds (f)	2,948	—	2,948	—
Other types of investments:
Real estate fund (g)	5,799	5,722	77	—
Alternative strategies (h)	8,819	8,722	97	—
Accrued interest and dividends	101	101	—	—
Total	165,349	131,430	33,919	—
Investments measured at NAV:
Pooled investment fund (i)	15,894
Multi-strategy hedge funds (j)	3,217
Private equity funds	290
Total assets at fair value	$184,750

(a)	Mutual funds that invest in various sectors of the U.S. market.

(b)	Mutual funds that invest in non-U.S. companies primarily in developed countries that are generally considered to be value stocks.

(c)	Mutual funds that invest in non-U.S. companies in emerging market countries.

(d)	Includes a mutual fund that employs a value-oriented approach to fixed income investment management and a mutual fund that invests primarily in investment-grade debt securities.

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

The Company’s domestic defined benefit pension plan investment strategy, as approved by the Governance and Organization Committee of the Board of Directors, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents, and alternative securities (which include real estate, private venture capital investments, hedge funds, and tactical asset allocation). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 30% to 60% in equity securities, 20% to 50% in fixed income securities and cash, and up to 25% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.
None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions. The Company expects to contribute $16.0 million to its domestic defined benefit pension plan and $1.4 million to its other benefit plans in 2017.

Effective in 2016, all plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2017	$13,197	$1,392	$1,367
2018	11,372	1,508	1,485
2019	12,616	1,552	1,531
2020	12,872	1,510	1,491
2021	13,517	1,429	1,412
2022 through 2026	79,134	5,319	5,265
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $2.4 million at December 31, 2016 and $2.3 million at December 31, 2015, and was included in retirement and post-employment benefits in the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $3.6 million in 2016, $3.1 million in 2015, and $3.0 million in 2014.

Note N — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including amounts reclassified out, for 2016, 2015, and 2014, and the balances in accumulated other comprehensive income as of December 31, 2016, 2015, and 2014 are as follows:

	Gains and Losses On Cash Flow Hedges			Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals	Total			Total
Balance at December 31, 2013	$1,346	$(12)	$1,334	$(61,509)	$287	$(59,888)
Other comprehensive income (loss) before reclassifications	3,456	19	3,475	(35,109)	(4,440)	(36,074)
Amounts reclassified from accumulated other comprehensive income	87	—	87	3,330	—	3,417
Other comprehensive income (loss) before tax	3,543	19	3,562	(31,779)	(4,440)	(32,657)
Deferred taxes	1,311	7	1,318	(11,626)	—	(10,308)
Other comprehensive income (loss) after tax	2,232	12	2,244	(20,153)	(4,440)	(22,349)
Balance at December 31, 2014	$3,578	$—	$3,578	$(81,662)	$(4,153)	$(82,237)

Balance at December 31, 2014	$3,578	$—	$3,578	$(81,662)	$(4,153)	$(82,237)
Other comprehensive income (loss) before reclassifications	2,995	—	2,995	2,249	(1,335)	3,909
Amounts reclassified from accumulated other comprehensive income	(6,169)	—	(6,169)	5,580	—	(589)
Other comprehensive income (loss) before tax	(3,174)	—	(3,174)	7,829	(1,335)	3,320
Deferred taxes	(1,175)	—	(1,175)	2,963	—	1,788
Other comprehensive income (loss) after tax	(1,999)	—	(1,999)	4,866	(1,335)	1,532
Balance at December 31, 2015	$1,579	$—	$1,579	$(76,796)	$(5,488)	$(80,705)

Balance at December 31, 2015	$1,579	$—	$1,579	$(76,796)	$(5,488)	$(80,705)
Other comprehensive income (loss) before reclassifications	(377)	—	(377)	(14,165)	(172)	(14,714)
Amounts reclassified from accumulated other comprehensive income	784	—	784	4,048	—	4,832
Other comprehensive income (loss) before tax	407	—	407	(10,117)	(172)	(9,882)
Deferred taxes	149	—	149	(4,555)	—	(4,406)
Other comprehensive income (loss) after tax	258	—	258	(5,562)	(172)	(5,476)
Balance at December 31, 2016	$1,837	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note P for additional details on cash flow hedges.

Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note M for additional details on pension and other post-employment expenses.
Note O — Stock-based Compensation
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
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of SG&A expense, was $6.7 million, $6.2 million, and $9.0 million in 2016, 2015, and 2014, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related tax benefit is credited to Shareholders' Equity as the Company is currently in a windfall tax benefit position. The Company recognized less than $0.1 million of tax expense in 2016 and tax benefits of $0.4 million and $0.5 million in 2015 and 2014, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
The following sections provide information on awards settled in shares.
Stock Options/SARs. The Company grants SARs to certain employees. Upon exercise of vested SARs, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the Company’s common shares at the time of the exercise and the strike price established in the SARs agreement) divided by the common share price. The strike price of the SARs is equal to the market value of the Company’s common shares on the day of the grant. The number of SARs available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARs are established in the SARs agreement at the time of the grant. The exercise of the SARs will be satisfied by the issuance of treasury shares. The SARs vest three years from the date of grant. SARs granted prior to 2011 expire in ten years, while the SARs granted in 2011 and later expire in seven years.
The following table summarizes the Company's SARs activity during 2016:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2015	1,046	$30.18	$—	—
Granted	222	25.19	—	—
Exercised	(96)	24.96	—	—
Cancelled	(30)	33.33	—	—
Outstanding at December 31, 2016	1,142	29.58	11,612	3.6
Vested and expected to vest as of December 31, 2016	1,142	29.58	11,612	3.6
Exercisable at December 31, 2016	642	28.55	7,262	2.2
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2015	437	$12.21
Granted	222	8.07
Vested	(140)	12.54
Cancelled	(19)	11.33
Nonvested as of December 31, 2016	500	10.82
As of December 31, 2016, $1.5 million of expense with respect to nonvested SARs has yet to be recognized as expense over a weighted-average period of approximately 23 months. The total fair value of shares vested during 2016, 2015, and 2014 was $1.7 million, $2.7 million, and $3.2 million.
The weighted-average grant date fair value for 2016, 2015, and 2014 was $8.07, $13.27, and $12.48, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the three-year vesting period, or earlier if the employee is retirement eligible as defined in the Plan. Stock-based compensation expense relating to SARs was $0.9 million in 2016 and $2.0 million in both 2015 and 2014.
The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.25%	1.47%	1.64%
Dividend yield	1.4%	0.9%	1.0%
Volatility	38.0%	42.8%	45.5%
Expected lives (in years)	5.7	5.0	5.0

The risk-free rate of return was based on U.S. Treasury yields with a maturity equal to the expected life of the award. The dividend yield was based on the Company's historical dividend rate and stock price. The expected volatility of stock was derived by referring to changes in the Company's historical common stock prices over a time-frame similar to the expected life of the award. In addition to considering the vesting period and contractual term of the award for the expected life assumption, the Company analyzes actual historical exercise experience for previously granted awards.
Stock options may be granted to employees or non-employee directors of the Company. There were no stock options outstanding as of year end 2016 or 2015. The cash received from the exercise of stock options was $0.4 million in 2014. The total intrinsic value of options exercised during the year ended December 31, 2014 was $0.3 million.
Restricted Stock Units. The Company may grant restricted stock units to employees and non-employee directors of the Company. These units are restricted and vest over a designated period of time as defined at the date of the grant and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the restricted shares is determined on the date of the grant and is amortized over the restriction period. The restriction period is typically three years unless the recipient is retirement eligible.
The fair value of the restricted stock units settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2016, 2015, and 2014 was $25.96, $37.17, and $33.29, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to restricted stock units was $1.3 million in 2016, $2.1 million in 2015, and $1.8 million in 2014. The unamortized compensation cost on the outstanding restricted stock was $1.2 million as of December 31, 2016 and is expected to be amortized over a weighted-average period of 19 months. The total fair value of shares vested during 2016, 2015, and 2014 was $1.9 million, $2.3 million, and $4.2 million.
The following table summarizes the stock-settled restricted stock unit activity during 2016:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2015	134	$33.32
Granted	69	25.96
Vested	(60)	31.30
Forfeited	(2)	35.05
Outstanding at December 31, 2016	141	$30.54
Long-term Incentive Plans. Under long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2016, 2015, and 2014, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. For executive officers, attainment up to 100% is paid in Materion common shares and is equity classified, while the remainder is classified as a liability award and settled in cash. For all other employees, the entire award is settled in cash. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.
The following table summarizes the activity related to equity-based, performance-based restricted stock units during 2016:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2015	138	$29.56
Granted	85	22.77
Vested	(35)	23.90
Forfeited	(2)	33.31
Outstanding at December 31, 2016	186	$27.47
Compensation expense is based upon the performance projections for the three-year plan period, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $1.0 million for 2016, $1.4 million for 2015, and $1.0 million for 2014.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their fees into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common shares do not impact the recorded values of the shares.
The following table summarizes the stock activity for the directors' deferred compensation plan during 2016:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2015	138	$25.60
Granted	20	24.46
Distributed	(3)	22.12
Outstanding at December 31, 2016	155	$25.52
During the years ended December 31, 2016, 2015, and 2014, the weighted-average grant date fair value was $24.46, $37.08, and $33.46, respectively.
Note P — Fair Value Information and Derivative Financial Instruments
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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets at December 31, 2016 and 2015:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial Assets
Deferred compensation investments	$1,734	$1,734	$—	$—
Foreign currency forward contracts	691	—	691	—
Total	$2,425	$1,734	$691	$—
Financial Liabilities
Deferred compensation liability	$1,734	$1,734	$—	$—
Foreign currency forward contracts	1	—	1	—
Total	$1,735	$1,734	$1	$—
December 31, 2015
Financial Assets
Deferred compensation investments	$2,524	$2,503	$21	$—
Foreign currency forward contracts	462	—	462	—
Total	$2,986	$2,503	$483	$—
Financial Liabilities
Deferred compensation liability	$2,524	$2,503	$21	$—
Foreign currency forward contracts	180	—	180	—
Total	$2,704	$2,503	$201	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.
The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values at December 31, 2016 and 2015.
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
The fair values of the outstanding derivatives are recorded as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short term or long term depending upon maturity dates. The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives and balance sheet classification at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$2,418	$239	$5,138	$60
Foreign currency forward contracts - euro	6,493	452	18,181	402
	8,911	691	23,319	462
Other liabilities and accrued items
Foreign currency forward contracts - yen	—	—	5,102	(94)
Foreign currency forward contracts - euro	537	(1)	10,514	(86)
	537	(1)	15,616	(180)

Total	$9,448	$690	$38,935	$282

All of the foreign currency derivative contracts outstanding at December 31, 2016 and 2015 were designated and effective as cash flow hedges. There were no precious metal derivative contracts outstanding at December 31, 2016 and 2015.
There was no ineffectiveness associated with the derivative contracts outstanding at December 31, 2016 or 2015, and no ineffectiveness expense was recorded in 2016, 2015, or 2014.
The fair value of derivative contracts recorded in accumulated other comprehensive income totaled $0.7 million as of December 31, 2016. The Company expects to relieve this balance to the Consolidated Statement of Income in 2017. The fair value of derivative contracts in accumulated other comprehensive income totaled $0.3 million at December 31, 2015.
Note Q — Contingencies and Commitments
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
Non-employee claims for CBD are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2016 and 2015, defense and indemnity costs were less than the deductible.
There was one CBD case outstanding as of December 31, 2015. This case was settled and paid out during 2016. The amount paid for the settlement of this case was not material to the Company's consolidated financial statements. One CBD case, originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court, was outstanding as of December 31, 2016. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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
The Company collected $5.6 million and $4.0 million during 2015 and 2014, respectively, as part of settlement agreements with contractors and insurance companies for outstanding disputes regarding construction of the Company's beryllium pebble facility located in Elmore, Ohio. The benefit of these settlements was recorded in Other-net in the Consolidated Statements of Income.
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
The environmental reserves recorded represent the Company's best estimate of what is reasonably possible and cover existing or currently foreseen projects based upon current facts and circumstances. The Company does not believe that it is reasonably possible that the cost to resolve environmental matters for sites where the investigative work and work plan development are substantially complete will be materially different than what has been accrued while the ultimate loss contingencies for sites that are in the preliminary stages of investigation cannot be reasonably determined at the present time. As facts and circumstances change, the ultimate cost may be revised, and the recording of additional costs may be material in the period in which the additional costs are accrued. The Company does not believe that the ultimate liability for environmental matters will have a material impact on its financial condition or liquidity due to the nature of known environmental matters and the extended period of time during which environmental remediation normally takes place.
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2016 and 2015 are as follows:

(Thousands)	2016	2015
Reserve balance at beginning of year	$5,714	$4,922
Expensed	851	1,445
Paid	(524)	(653)
Reserve balance at end of year	$6,041	$5,714
Ending balance recorded in:
Other liabilities and accrued items	$874	$620
Other long-term liabilities	5,167	5,094
The majority of spending in 2016 and 2015 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The following represents a roll forward of our asset retirement obligation liability related to our mine located in Utah for the years ended December 31, 2016 and 2015:

(Thousands)	2016	2015
Asset retirement obligation at beginning of period	$610	$565
Accretion expense	49	45
Change in liability	425	—
Asset retirement obligation at end of period	$1,084	$610
Other
The Company is subject to various legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.
At December 31, 2016, the Company has outstanding letters of credit totaling $28.5 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2017 and are expected to be renewed.

Note R — Quarterly Data (Unaudited)
The following tables summarize selected quarterly financial data for the years ended December 31, 2016 and 2015:

	2016
(Thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$235,511	$249,776	$249,619	$234,330	$969,236
Gross margin	43,357	45,306	50,755	44,045	183,463
Percent of net sales	18.4%	18.1%	20.3%	18.8%	18.9%
Net income	$5,368	$5,549	$8,045	$6,778	$25,740
Net income per share of common stock:
Basic	$0.27	$0.28	$0.40	$0.34	$1.29
Diluted	0.27	0.27	0.40	0.33	1.27
Cash dividends per share of common stock	0.090	0.095	0.095	0.095	0.375
Stock price range:
High	$28.26	$31.83	$32.28	$41.23
Low	20.62	22.36	24.18	28.50

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$290,024	$276,855	$244,354	$214,039	$1,025,272
Gross margin	52,355	51,327	44,003	43,095	190,780
Percent of net sales	18.1%	18.5%	18.0%	20.1%	18.6%
Net income	$8,984	$9,067	$7,392	$6,715	$32,158
Net income per share of common stock:
Basic	$0.45	$0.45	$0.37	$0.34	$1.60
Diluted	0.44	0.44	0.36	0.33	1.58
Cash dividends per share of common stock	0.085	0.090	0.090	0.090	0.355
Stock price range:
High	$39.96	$41.85	$36.53	$35.21
Low	31.95	34.17	28.83	26.02
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Friday and the fiscal year always ends on December 31.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2016.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and of the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2017 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held

Richard J. Hipple	64	Chairman of the Board, President and Chief Executive Officer.

Joseph P. Kelley	44
Vice President, Finance and Chief Financial Officer (January 2015-Present); Vice President, Finance (October 2013-Present); Vice President, Finance for the Advanced Materials Group (prior to October 2013).

Gregory R. Chemnitz	59	Vice President, General Counsel and Secretary (January 2017-Present); Vice President, General Counsel (September 2007-January 2017)

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, and Audit Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors — Audit Committee” and “— Audit Committee Expert, Financial Literacy and Independence” in the Proxy Statement.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer and senior financial officers, including the principal financial and accounting officer, controller, and other persons performing similar functions, in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. The aforementioned materials and any amendments thereto, along with the charters of the Audit, Governance and Organization, and Compensation Committees of our Board of Directors, which also comply with applicable requirements, are available on our website at http://materion.com, and copies are also available upon request by any shareholder to Secretary, Materion Corporation, 6070 Parkland Boulevard, Mayfield Heights, Ohio 44124.

Item 11.	EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2016 Director Compensation."

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 regarding security ownership is incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management." The information required by Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the secion of the Proxy Statement entitled "Equity Compensation Plan Information."

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the sections of the Proxy Statement entitled “Related Party Transactions” and “Corporate Governance; Committees of the Board of Directors — Director Independence.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)	2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2016, 2015, and 2014 is submitted herewith:
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

3.1
Amended and Restated Articles of Incorporation of Materion Corporation (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended on June 27, 2014), incorporated herein by reference.

3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2014), incorporated herein by reference.
4.1
Second Amended and Restated Credit Agreement dated June 20, 2013, among Materion Corporation, Materion Advanced Materials Technologies and Services Netherlands B.V., JPMorgan Chase Bank, N.A. and other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 25, 2013), incorporated herein by reference.

4.2
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

10.1
Third Amended and Restated Precious Metals Agreement dated October 1, 2010, between Brush Engineered Materials Inc. and other borrowers and The Bank of Nova Scotia (filed as Exhibit 4.2 to the Company’s Form 8-K filed on October 4, 2010), incorporated herein by reference.

10.2
Amendment No. 1 to the Third Amended and Restated Precious Metals Agreement dated March 31, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2011), incorporated herein by reference.

10.3
Amendment No. 2 to the Third Amended and Restated Precious Metals Agreement dated August 18, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 22, 2011), incorporated herein by reference.

10.4
Amendment No. 3 to the Third Amended and Restated Precious Metals Agreement dated October 17, 2011, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 18, 2011), incorporated herein by reference.

10.5
Amendment No. 4 to the Third Amended and Restated Precious Metals Agreement dated September 13, 2013, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company's Form 8-K filed on September 18, 2013), incorporated herein by reference.

10.6
Amendment No. 5 to the Third Amended and Restated Precious Metals Agreement dated January 13, 2015, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 4u to the Company's Annual Report on Form 10-K for the year ended December 31, 2014), incorporated herein by reference.

10.7
Amendment No. 6 to the Third Amended and Restated Precious Metals Agreement dated April 10, 2015, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 4.1 to the Company's Form 10-Q for the period ended April 3, 2015), incorporated herein by reference.

10.8
Amendment No. 7 to Third Amended and Restated Precious Metals Agreement dated as of September 30, 2016, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 10.1 to the Company's Form 8-K filed on October 6, 2016), incorporated herein by reference.

10.9
Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.10
Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.11*
Amended and Restated Form of Severance Agreement for Executive Officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

10.12*
Amendment No. 1 to Amended and Restated Severance Agreement, dated May 4, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.13*
Amended and Restated Form of Severance Agreement for Key Employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

10.14*	Form of Severance Agreement for Key Employees (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.15*
Form of Executive Insurance Agreement entered into by the Company and certain employees dated January 2, 2002 (filed as Exhibit 10g to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.

10.16*
Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.

10.17*	2015 Management Incentive Plan (filed as Exhibit 10i to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2014), incorporated herein by reference.
10.18*	2016 Management Incentive Plan (filed as Exhibit 10j to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2015), incorporated herein by reference.
10.19*	Amended and Restated 2006 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.
10.20*
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 4, 2011) (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 5, 2011), incorporated herein by reference.

10.21*
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 7, 2014) (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-195762), incorporated herein by reference.

10.22*
Form of 2014 Performance-Based Restricted Stock Units (Cash-settled) (filed as Exhibit 10y to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.

10.23*
Form of 2014 Performance-Based Restricted Stock Units (Stock-settled) (filed as Exhibit 10z to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.

10.24*	Form of 2016 Restricted Stock Units Agreement (Cash-settled) (filed as Exhibit 10t to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.25*
Form of 2016 Restricted Stock Units Agreement (Stock-settled) (filed as Exhibit 10u to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
.

10.26*
Form of 2016 Performance-Based Restricted Stock Units (Cash-settled) (filed as Exhibit 10v to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
.

10.27*
Form of 2016 Performance-Based Restricted Stock Units (Stock-settled) (filed as Exhibit 10w to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
.

10.28*
Form of 2007 Stock Appreciation Rights Agreement (filed as Exhibit 10.5 to Amendment No. 1 to the Current Report on Form 8-K filed by the Company on February 16, 2007), incorporated herein by reference.

10.29*	Form of 2008 Stock Appreciation Rights Agreement (filed as Exhibit 10an to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), incorporated herein by reference.
10.30*	Form of 2009 Stock Appreciation Rights Agreement (filed as Exhibit 10ag to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.
10.31*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10ah to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
10.32*	Form of 2011 Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2011), incorporated herein by reference.
10.33*	Form of 2016 Stock Appreciation Rights Agreement (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference. .

10.34*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.35*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.36*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.37*
Key Employee Share Option Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-8, Registration No. 333-52141, filed by Brush Wellman Inc. on May 5, 1998), incorporated herein by reference.

10.38*
Amendment No. 1 to the Key Employee Share Option Plan (effective May 16, 2005) (filed as Exhibit 4b to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-52141), incorporated herein by reference.

10.39*
Amendment No. 2 to the Key Employee Share Option Plan dated June 10, 2005 (filed as Exhibit 10aw to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), incorporated herein by reference.

10.40*
Amendment No. 3 to the Key Employee Share Option Plan dated July 12, 2011 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.41*
Amended and Restated Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 4, 2011) (filed as Appendix B to the Registrant’s Proxy Statement filed on March 25, 2011), incorporated herein by reference.

10.42*
First Amendment to the 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 4, 2011) (filed as Exhibit 10bb to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.

10.43*
Amended and Restated Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 7, 2014) (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-195761), incorporated herein by reference.

10.44*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.45*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.46*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.47*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.48*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.49*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.50*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.51*
Trust Agreement between the Company and Fifth Third Bank N.A. dated September 25, 2006 relating to the Key Employee Share Option Plan (filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.52
Amended and Restated Inducement Agreement with the Prudential Insurance Company of America dated May 30, 2003 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2003), incorporated herein by reference.

10.53
Amended and Restated Supply Agreement between RWE Nukem, Inc. and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2003), incorporated herein by reference.

10.54
Supply Agreement between the Defense Logistics Agency and Brush Wellman Inc. for the sale and purchase of beryllium products (filed as Exhibit 10tt to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), incorporated herein by reference.

10.55
Letter Agreement, dated March 18, 2014, by and between Materion Corporation and GAMCO Asset Management Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 28, 2014), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2016.

(101.INS)#	XBRL Instance Document.
(101.SCH)#	XBRL Taxonomy Extension Schema Document.
(101.CAL)#	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Denotes a compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ RICHARD J. HIPPLE
Richard J. Hipple
Chairman of the Board, President and Chief Executive Officer
February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. HIPPLE	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017
Richard J. Hipple

/s/ JOSEPH P. KELLEY	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2017
Joseph P. Kelley

*	Director	February 17, 2017
Edward F. Crawford

*	Director	February 17, 2017
Joseph P. Keithley

*	Director	February 17, 2017
Vinod M. Khilnani

*	Director	February 17, 2017
William B. Lawrence

*	Director	February 17, 2017
N. Mohan Reddy

*	Director	February 17, 2017
Craig S. Shular

*	Director	February 17, 2017
Darlene J. S. Solomon

*	Director	February 17, 2017
Robert B. Toth

*	Director	February 17, 2017
Geoffrey Wild

*
Joseph P. Kelley, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ JOSEPH P. KELLEY
Joseph P. Kelley
February 17, 2017		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015, and 2014

Column A	Column B	Column C		Column D		Column E
(Thousands)	Balance at Beginning of Period	ADDITIONS		Deduction		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,197	$(34)	$—	$306	(A)	$857
Inventory reserves and obsolescence	7,869	10,564	—	4,026	(B)	14,407
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,578	$692	$—	$1,073	(A)	$1,197
Inventory reserves and obsolescence	8,193	3,842	—	4,166	(B)	7,869
Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,421	$664	$—	$507	(A)	$1,578
Inventory reserves and obsolescence	6,333	6,067	—	4,207	(B)	8,193
Note (A) - Bad debts written-off, net of recoveries
Note (B) - Inventory write-off