Form 10-Q
period 2017-03-31
MATERION Corp
filed 2017-04-28
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
As of April 19, 2017 there were 19,986,460 common shares, no par value, outstanding.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended March 31, 2017 are as follows:

Consolidated Statements of Income -	2
First quarter ended March 31, 2017 and April 1, 2016

Consolidated Statements of Comprehensive Income -	3
First quarter ended March 31, 2017 and April 1, 2016

Consolidated Balance Sheets -	4
March 31, 2017 and December 31, 2016

Consolidated Statements of Cash Flows -	5
Three months ended March 31, 2017 and April 1, 2016

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	March 31,	April 1,
(Thousands, except per share amounts)	2017	2016
Net sales	$240,669	$235,511
Cost of sales	197,673	192,154
Gross margin	42,996	43,357
Selling, general, and administrative expense	33,628	30,487
Research and development expense	3,130	3,452
Other—net	2,818	1,886
Operating profit	3,420	7,532
Interest expense—net	493	415
Income before income taxes	2,927	7,117
Income tax (benefit) expense	(123)	1,749
Net income	$3,050	$5,368
Basic earnings per share:
Net income per share of common stock	$0.15	$0.27
Diluted earnings per share:
Net income per share of common stock	$0.15	$0.27
Cash dividends per share	$0.095	$0.090
Weighted-average number of shares of common stock outstanding:
Basic	19,969	20,018
Diluted	20,375	20,228

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	March 31,	April 1,
(Thousands)	2017	2016
Net income	$3,050	$5,368
Other comprehensive income:
Foreign currency translation adjustment	1,103	1,284
Derivative and hedging activity, net of tax	(461)	(923)
Pension and post-employment benefit adjustment, net of tax	757	1,575
Other comprehensive income	1,399	1,936
Comprehensive income	$4,449	$7,304

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	Dec. 31,
(Thousands)	2017	2016
Assets
Current assets
Cash and cash equivalents	$16,341	$31,464
Accounts receivable	115,497	100,817
Inventories	218,548	200,865
Prepaid and other current assets	14,157	12,138
Total current assets	364,543	345,284
Long-term deferred income taxes	41,727	39,409
Property, plant, and equipment	868,037	861,267
Less allowances for depreciation, depletion, and amortization	(612,286)	(608,636)
Property, plant, and equipment—net	255,751	252,631
Intangible assets	13,353	11,074
Other assets	6,214	5,950
Goodwill	89,732	86,950
Total Assets	$771,320	$741,298
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$6,929	$733
Accounts payable	40,654	32,533
Salaries and wages	19,239	29,885
Other liabilities and accrued items	23,655	21,340
Income taxes	3,647	4,781
Unearned revenue	2,231	1,105
Total current liabilities	96,355	90,377
Other long-term liabilities	17,321	17,979
Retirement and post-employment benefits	92,623	91,505
Unearned income	40,223	41,369
Long-term income taxes	1,994	2,100
Deferred income taxes	275	274
Long-term debt	25,430	3,605
Shareholders’ equity
Serial preferred stock	—	—
Common stock	216,527	212,702
Retained earnings	519,058	517,903
Common stock in treasury	(157,642)	(154,399)
Accumulated other comprehensive loss	(84,782)	(86,181)
Other equity transactions	3,938	4,064
Total shareholders' equity	497,099	494,089
Total Liabilities and Shareholders’ Equity	$771,320	$741,298
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(Thousands)	2017	2016
Cash flows from operating activities:
Net income	$3,050	$5,368
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion, and amortization	10,090	11,308
Amortization of deferred financing costs in interest expense	230	151
Stock-based compensation expense (non-cash)	2,338	888
(Gain) loss on sale of property, plant, and equipment	28	(720)
Deferred income tax benefit	(696)	(1,118)
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(13,644)	(14,689)
Decrease (increase) in inventory	(9,593)	(527)
Decrease (increase) in prepaid and other current assets	(1,435)	(7)
Increase (decrease) in accounts payable and accrued expenses	(835)	(15,085)
Increase (decrease) in unearned revenue	1,126	(255)
Increase (decrease) in interest and taxes payable	(1,237)	1,009
Increase (decrease) in long-term liabilities	(5,291)	(2,920)
Other-net	(960)	(79)
Net cash (used in) operating activities	(16,829)	(16,676)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(6,128)	(5,714)
Payments for mine development	(200)	(4,782)
Payments for acquisition	(16,406)	—
Proceeds from sale of property, plant, and equipment	16	752
Net cash (used in) investing activities	(22,718)	(9,744)
Cash flows from financing activities:
Proceeds from issuance of short-term debt, net	6,186	14,103
Proceeds from issuance of long-term debt	27,000	10,000
Repayment of long-term debt	(5,180)	(227)
Principal payments under capital lease obligations	(190)	(241)
Cash dividends paid	(1,895)	(1,801)
Deferred financing costs	(300)	—
Common shares withheld for taxes	(1,480)	(768)
Repurchase of common stock	(405)	(462)
Net cash provided by financing activities	23,736	20,604
Effects of exchange rate changes	688	448
Net change in cash and cash equivalents	(15,123)	(5,368)
Cash and cash equivalents at beginning of period	31,464	24,236
Cash and cash equivalents at end of period	$16,341	$18,868

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

(Dollars in thousands)
Basis of Presentation: In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (referred to herein as the Company, our, we, or us) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All adjustments were of a normal and recurring nature. Certain amounts in prior years have been reclassified to conform to the 2017 consolidated financial statement presentation.
These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2016 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
Business Combinations: The Company records assets acquired and liabilities assumed at the date of acquisition at their respective fair values. Any intangible assets acquired in a business combination are recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
The amounts reflected in Note B to the Consolidated Financial Statements are the results of the preliminary purchase price allocation and will be updated upon completion of the final valuation. The Company is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined.
New Pronouncements Adopted: In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement, and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the reporting period. Excess tax benefits will be classified, along with other income tax cash flows, as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted the new guidance during the first quarter of 2017. An impact of adoption was the recognition of excess tax benefits in Income tax expense rather than Shareholders' equity in 2017. As a result, the Company recognized a discrete tax benefit of $292 in Income tax (benefit) expense during the first quarter ended March 31, 2017. The cash flow classification requirements of ASU 2016-09 were applied retrospectively. As a result, for the three months ended April 1, 2016, cash flows from operating activities increased by $768 with a corresponding decrease to cash flows from financing activities. None of the other provisions in this ASU had a material effect on the Company's Consolidated Financial Statements.
New Pronouncements Issued: In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments also allow only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied retrospectively for the presentation of service cost and other components of net benefit cost on the income statement and prospectively for the capitalization of service cost and net periodic postretirement benefits in assets. The Company is currently evaluating the impact of adopting this new guidance on the Consolidated Financial Statements.

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
Note B — Acquisitions

On February 28, 2017, the Company acquired the target materials business of the Heraeus Group (HTB), of Hanau, Germany, for $16.4 million. This business manufactures precious and non-precious metal target materials for the architectural and automotive glass, electronic display, photovoltaic and semiconductor markets at facilities in Germany, Taiwan, and the United States. This business will operate within the Advanced Materials segment, and the results of operations are included as of the date of acquisition.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company will make adjustments to the purchase price allocation prior to completion of the measurement period, as necessary. Only items identified as of the acquisition date will be considered for subsequent adjustment. The preliminary purchase price allocation for the acquisition is as follows:

(Thousands)	March 31, 2017
Assets:
Inventories	$7,340
Prepaid and other current assets	537
Long-term deferred income taxes	1,450
Property, plant, and equipment	7,635
Intangible assets	3,215
Goodwill	2,715
Total assets acquired	$22,892

Liabilities:
Other liabilities and accrued items	$764
Other long-term liabilities	430
Retirement and post-employment benefits	5,292
Total liabilities assumed	$6,486

Total purchase price	$16,406

As part of the acquisition, the Company recorded approximately $2.7 million of goodwill. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired. Also, the Company acquired approximately $3.2 million of other intangible assets, which will be amortized using the straight-line method over an average life of about ten years. The following table reports the intangible assets by asset category and accumulated amortization from the closing date through March 31, 2017:

(Thousands)	Value at Acquisition	Accumulated Amortization	Useful Life
Customer relationships	$1,861	$(9)	15 years
Technology	1,354	(38)	3 years
Total	$3,215	$(47)

Note C — Segment Reporting

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

Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Quarter 2017
Net sales	$92,553	$114,736	$33,380	$—	$240,669
Intersegment sales	55	16,447	—	—	16,502
Value-added sales	79,211	47,288	23,301	(819)	148,981
Operating profit (loss)	189	6,447	2,218	(5,434)	3,420
First Quarter 2016
Net sales	$90,629	$108,120	$36,762	$—	$235,511
Intersegment sales	62	15,176	—	—	15,238
Value-added sales	78,202	42,066	24,634	(1,044)	143,858
Operating profit (loss)	1,512	5,183	4,099	(3,262)	7,532

Intersegment sales are eliminated in consolidation.
Note D — Other-net
Other-net expense for the first quarter of 2017 and 2016 is summarized as follows:

	First Quarter Ended
	March 31,	April 1,
(Thousands)	2017	2016
Foreign currency exchange/translation loss (gain)	$(257)	$(9)
Amortization of intangible assets	1,045	1,148
Metal consignment fees	1,685	1,533
Net loss (gain) on disposal of fixed assets	28	(720)
Other items	317	(66)
Total	$2,818	$1,886
Note E — Restructuring
In 2017, the Company took cost reduction measures in order to align corporate costs with lower business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. Costs associated with the plan included severance associated with approximately five employees and other related costs.
In 2016, the Company initiated a plan to close the Fukuya, Japan service center, which is a part of the Performance Alloys and Composites segment. Costs associated with the plan included severance associated with approximately nine employees and other related costs.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

These costs are presented in the Consolidated Statements of Income as follows:

	First Quarter Ended
(Thousands)	March 31, 2017	April 1, 2016
Cost of sales	$—	$—
Selling, general, and administrative (SG&A) expense	554	—
Other-net	—	—
Total	$554	$—
Remaining severance payments related to this initiative of $0.4 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets.
Note F — Income Taxes
The Company recorded an income tax benefit of $0.1 million in the first quarter of 2017, an effective tax rate of (4.2)% against income before income taxes compared to income tax expense of $1.7 million in the first quarter of 2016, with an effective tax rate of 24.6% against income before income taxes.
The Company recorded discrete benefits of $0.7 million in the first quarter of 2017. Of this amount, $0.4 million related to officer compensation which was previously considered non-deductible and $0.3 million related to the adoption of ASU 2016-09, Improvements to Employee Share-based Payment Accounting.
In addition to the discrete benefits listed above, the difference between the statutory and effective rates in the first quarter of both years was primarily due to the impact of percentage depletion, the foreign rate differential, the research and development credit, and other items.
Note G — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 31,	April 1,
(Thousands, except per share amounts)	2017	2016
Numerator for basic and diluted EPS:
Net income	$3,050	$5,368
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	19,969	20,018
Effect of dilutive securities:
Stock appreciation rights	187	62
Restricted stock units	121	108
Performance-based restricted stock units	98	40
Diluted potential common shares	406	210
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,375	20,228
Basic EPS	$0.15	$0.27
Diluted EPS	$0.15	$0.27

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Stock appreciation rights (SARs) totaling 37,303 and 1,018,778 for the quarters ended March 31, 2017 and April 1, 2016, respectively, were excluded from the dilution calculation as their effect would have been anti-dilutive.
Note H — Depreciation and Amortization
The Company received an aggregate of $63.5 million from the U.S. Department of Defense (DoD) in previous periods for reimbursement of the DoD's share of the cost of the equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected as unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment.
In both the first quarter of 2017 and 2016, the depreciation expense reimbursed for this equipment was $1.1 million, respectively. Accordingly, in both the first quarter of 2017 and 2016, unearned income was reduced by $1.1 million, respectively, with the offset recorded as a credit to cost of sales. Depreciation, depletion, and amortization expense on the Consolidated Statements of Cash Flows is shown net of the reduction in unearned income.
Note I — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 31,	Dec. 31,
(Thousands)	2017	2016
Raw materials and supplies	$40,928	$36,233
Work in process	178,387	169,327
Finished goods	41,886	38,147
Subtotal	$261,201	$243,707
Less: LIFO reserve balance	42,653	42,842
Inventories	$218,548	$200,865
The liquidation of last in, first out (LIFO) inventory layers had no impact in the first quarter of 2017 and reduced cost of sales by $2.7 million in the first quarter of 2016.
Note J — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the first quarter of 2017 and 2016 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31,	April 1,	March 31,	April 1,
(Thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$2,012	$1,946	$23	$26
Interest cost	2,356	2,595	99	141
Expected return on plan assets	(3,658)	(3,488)	—	—
Amortization of prior service benefit	(121)	(115)	(374)	(374)
Amortization of net loss	1,587	1,431	—	—
Net periodic benefit cost (benefit)	$2,176	$2,369	$(252)	$(207)
The Company made contributions to the domestic defined benefit pension plan of $4.0 million in both the first quarter of 2017 and 2016.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Beginning in 2017, the Company has elected to use a spot-rate approach to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation. Historically, the Company used a weighted-average approach to determine the service and interest cost components. The change is being accounted for as a change in estimate and, accordingly, is being applied prospectively. The reduction in service and interest costs for 2017 associated with this change approximated $0.3 million during the first quarter of 2017 and is expected to total approximately $1.0 million.
Note K — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2017 and 2016 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2016	$1,837	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(252)	(158)	(410)	—	1,103	693
Amounts reclassified from accumulated other comprehensive income	(261)	—	(261)	1,153	—	892
Net current period other comprehensive income (loss) before tax	(513)	(158)	(671)	1,153	1,103	1,585
Deferred taxes on current period activity	(152)	(58)	(210)	396	—	186
Net current period other comprehensive income (loss) after tax	(361)	(100)	(461)	757	1,103	1,399
Balance at March 31, 2017	$1,476	$(100)	$1,376	$(81,601)	$(4,557)	$(84,782)

Balance at December 31, 2015	$1,579	$—	$1,579	$(76,796)	$(5,488)	$(80,705)
Other comprehensive income (loss) before reclassifications	(1,543)	—	(1,543)	—	1,284	(259)
Amounts reclassified from accumulated other comprehensive income	75	—	75	1,014	—	1,089
Net current period other comprehensive income (loss) before tax	(1,468)	—	(1,468)	1,014	1,284	830
Deferred taxes on current period activity	(545)	—	(545)	(561)	—	(1,106)
Net current period other comprehensive income (loss) after tax	(923)	—	(923)	1,575	1,284	1,936
Balance at April 1, 2016	$656	$—	$656	$(75,221)	$(4,204)	$(78,769)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income. Reclassifications from accumulated other comprehensive income of gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note N for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note J for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.3 million and $1.2 million in the first quarter 2017 and 2016, respectively.
The Company granted 97,015 SARs to certain employees during the first quarter of 2017. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the quarter ended March 31, 2017 were $35.26 and $10.89, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.92%
Dividend yield	1.1%
Volatility	34.0%
Expected term (in years)	5.6
The Company granted 43,529 stock-settled restricted stock units (RSUs) and 26,634 cash-settled RSUs to certain employees during the first three months of 2017. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $35.24 for stock-settled RSUs granted during the three months ended March 31, 2017. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted stock-settled and cash-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2017. The weighted-average fair value of the stock-settled PRSUs was $30.28 per share and will be expensed over the vesting period of three years. The liability for cash-settled PRSUs is re-measured at fair value each reporting period, and the expense is recorded accordingly. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 31, 2017, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $6.7 million, and is expected to be recognized over the remaining vesting period of the respective grants.
Note M — Fair Value of Financial Instruments
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2017	2016	2017	2016	2017	2016	2017	2016
Financial Assets
Deferred compensation investments	$1,957	$1,734	$1,957	$1,734	$—	$—	$—	$—
Foreign currency forward contracts	264	691	—	—	264	691	—	—
Precious metal swaps	7	—	—	—	7	—	—	—
Total	$2,228	$2,425	$1,957	$1,734	$271	$691	$—	$—
Financial Liabilities
Deferred compensation liability	$1,957	$1,734	$1,957	$1,734	$—	$—	$—	$—
Foreign currency forward contracts	209	1	—	—	209	1	—	—
Precious metal swaps	165	—	—	—	165	—	—	—
Total	$2,331	$1,735	$1,957	$1,734	$374	$1	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 31, 2017 and December 31, 2016.
Note N — Derivative Instruments and Hedging Activity
The Company uses derivative contracts to hedge portions of its foreign currency exposures and uses derivatives to hedge a portion of its precious metal exposures. The objectives and strategies for using derivatives in these areas are as follows:
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
In certain circumstances, the Company also refines metal from the customer and may retain a portion of the refined metal as payment. The Company may elect to enter into a forward contract to sell precious metal to reduce the Company's price exposure.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments and balance sheet classification as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Other liabilities and accrued items
Foreign currency forward contracts - euro	$9,070	$(121)	$—	$—
Total	$9,070	$(121)	$—	$—
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included foreign currency losses of $0.1 million relating to these derivatives during the first quarter of 2017.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges and balance sheet classification as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$1,283	$60	$2,418	$239
Foreign currency forward contracts - euro	3,330	87	6,493	452
Total	4,613	147	8,911	691

Other assets
Foreign currency forward contracts - yen	541	37	—	—
Foreign currency forward contracts - euro	1,432	80	—	—
Precious metal swaps	760	7	—	—
Total	2,733	124	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	441	(9)	—	—
Foreign currency forward contracts - euro	9,442	(79)	537	(1)
Precious metal swaps	6,021	(163)	—	—
Total	15,904	(251)	537	(1)

Other long-term liabilities
Precious metal swaps	750	(2)	—	—
Total	$24,000	$18	$9,448	$690
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in the first quarter of 2017 or 2016.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first three months of 2017 and 2016 totaled decreases of $0.4 million and $1.5 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of March 31, 2017 to the Consolidated Statements of Income within the next 18-month period. Refer to Note K for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note O — Contingencies
Materion Brush Inc., one of the Company's wholly-owned subsidiaries, is a defendant from time to time in proceedings where the plaintiffs allege they have contracted chronic beryllium disease (CBD) or related ailments as a result of exposure to beryllium. The Company will record a reserve for CBD or other litigation when a loss from either settlement or verdict is probable and estimable. Claims filed by third-party plaintiffs may be covered by insurance subject to deductibles which vary based on when the exposure occurred. Reserves are recorded for asserted claims only, and defense costs are expensed as incurred. One CBD case that had been on appeal was remanded to the trial court and was outstanding as of the end of the first quarter of 2017. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.2 million at March 31, 2017 and $6.0 million at December 31, 2016. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.

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
RESULTS OF OPERATIONS

	First Quarter Ended
	March 31,	April 1,	$	%
(Thousands, except per share data)	2017	2016	Change	Change
Net sales	$240,669	$235,511	$5,158	2%
Value-added sales	148,981	143,858	5,123	4%
Gross margin	42,996	43,357	(361)	(1)%
Gross margin as a % of value-added sales	29%	30%	N/A	N/A
Selling, general, and administrative (SG&A) expense	33,628	30,487	3,141	10%
SG&A expense as a % of value-added sales	23%	21%	N/A	N/A
Research and development (R&D) expense	3,130	3,452	(322)	(9)%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	2,818	1,886	932	49%
Operating profit	3,420	7,532	(4,112)	(55)%
Interest expense—net	493	415	78	19%
Income before income taxes	2,927	7,117	(4,190)	(59)%
Income tax expense	(123)	1,749	(1,872)	(107)%
Net income	$3,050	$5,368	$(2,318)	(43)%

Diluted earnings per share	$0.15	$0.27	$(0.12)	(44)%
N/A = Not Applicable

Net sales of $240.7 million in the first quarter of 2017 were $5.2 million higher than the $235.5 million recorded in the first quarter of 2016. Net sales of $7.0 million during the first quarter of 2017 were attributable to the high performance target materials business of the Heraeus Group (HTB). Changes in precious metal and copper prices favorably impacted net sales in the first quarter of 2017 by approximately $6.1 million when compared to the first quarter of 2016. These favorable impacts were primarily offset by lower sales volume in the Precision Coatings segment and unfavorable product mix in the Performance Alloys and Composites segment.

Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales to value-added sales is included herein. Value-added sales of $149.0 million in the first quarter of 2017 increased $5.1 million, or 4% compared to the first quarter of 2016. Value-added sales from the acquisition totaled approximately $2.9 million in the first quarter of 2017. Value-added sales to the consumer electronics end market, which accounted for 28% of our total value-added sales during the first quarter of 2017, increased $3.2 million from the prior-year period. Also, value-added sales in the industrial components end market increased $2.8 million from the prior-year period. These increases were offset by weakness in the medical and defense end markets, which lowered value-added sales by $3.1 million.

Gross margin in the first quarter of 2017 was $43.0 million, or $0.4 million below the $43.4 million gross margin recorded during the first quarter of 2016. Expressed as a percentage of value-added sales, gross margin decreased slightly from 30% in the first quarter of 2016 to 29% in the first quarter of 2017.

SG&A expense was $33.6 million in the first quarter of 2017, or $3.1 million higher than $30.5 million in the first quarter of 2016. The increase relates to higher stock-based compensation expense of $1.1 million primarily due to accelerated stock compensation expense associated with the transition of the Company's Chief Executive Officer (CEO). Additionally, the increase is attributable to higher acquisition and integration expenses of $1.1 million, expenses associated with cost reduction initiatives of $0.7 million, and other administrative expenses associated with our CEO transition of $0.3 million.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the first quarter of both 2017 and 2016.

Other-net was $2.8 million of expense in the first quarter of 2017, or a $0.9 million increase from the first quarter of 2016. Other-net in the first quarter of 2016 included a net gain on the sale of equipment of $0.7 million. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.5 million in the first quarter of 2017, or a $0.1 million increase from $0.4 million in the first quarter of 2016 due to higher average debt outstanding.

Income tax expense for the first quarter of 2017 was a benefit of $0.1 million versus expense of $1.7 million in the first quarter of 2016. The effective tax rate for the first quarter of 2017 was (4.2)% compared to an effective tax rate of 24.6% in the prior-year period. The effects of discrete items, percentage depletion, the foreign rate differential, the research and development credit, and other items were the primary factors for the difference between the effective and statutory rates in the first quarter of 2017 and 2016.

Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the first three months of 2017 and 2016 is as follows:

	First Quarter Ended
	March 31,	April 1,
(Thousands)	2017	2016
Net sales
Performance Alloys and Composites	$92,553	$90,629
Advanced Materials	114,736	108,120
Precision Coatings	33,380	36,762
Other	—	—
Total	$240,669	$235,511

Less: pass-through metal costs
Performance Alloys and Composites	$13,342	$12,427
Advanced Materials	67,448	66,054
Precision Coatings	10,079	12,128
Other	819	1,044
Total	$91,688	$91,653

Value-added sales
Performance Alloys and Composites	$79,211	$78,202
Advanced Materials	47,288	42,066
Precision Coatings	23,301	24,634
Other	(819)	(1,044)
Total	$148,981	$143,858
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

Segment Results
The Company consists of four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Alloys and Composites

	First Quarter Ended
	March 31,	April 1,	$	%
(Thousands)	2017	2016	Change	Change
Net sales	$92,553	$90,629	$1,924	2%
Value-added sales	79,211	78,202	1,009	1%
Operating profit	189	1,512	(1,323)	(88)%
Net sales from the Performance Alloys and Composites segment of $92.6 million in the first quarter of 2017 were 2% higher than net sales of $90.6 million in the first quarter of 2016 primarily due to the impact of higher pass-through metal prices of approximately $2.0 million.
Value-added sales of $79.2 million in the first quarter of 2017 were 1% higher than value-added sales of $78.2 million in the first quarter of 2016. Stronger demand in the consumer electronics and industrial components end markets increased value-added sales by $3.1 million compared to the first quarter of 2016. These increases were partially offset by lower value-added sales of $2.4 million in the defense end market.
Performance Alloys and Composites generated operating profit of $0.2 million in the first quarter of 2017 compared to $1.5 million in the first quarter of 2016. The decline in operating profit in the first quarter of 2017 as compared to the first quarter of 2016 was primarily due to unfavorable product mix and expenses associated with cost reduction initiatives of $0.5 million.

Advanced Materials

	First Quarter Ended
	March 31,	April 1,	$	%
(Thousands)	2017	2016	Change	Change
Net sales	$114,736	$108,120	6,616	6%
Value-added sales	47,288	42,066	5,222	12%
Operating profit	6,447	5,183	1,264	24%
Net sales from the Advanced Materials segment of $114.7 million in the first quarter of 2017 were 6% higher than net sales of $108.1 million in the first quarter of 2016. This increase included net sales of $7.0 million attributable to our HTB acquisition.
Value-added sales of $47.3 million in the first quarter of 2017 were 12% higher than value-added sales of $42.1 million in the first quarter of 2016. This increase included value-added sales of $2.9 million attributable to our HTB acquisition. Value-added sales in the consumer electronics end market, which represents approximately 45% of total segment value-added sales in the first quarter of 2017, increased $2.0 million when compared to the prior-year period. Additionally, value-added sales in the industrial components end market increased $1.2 million compared to the prior-year period.
The Advanced Materials segment generated operating profit of $6.4 million in the first quarter of 2017 compared to $5.2 million in the first quarter of 2016. As a percentage of value-added sales, operating profit was 14% in the first quarter of 2017 compared to 12% in the first quarter of 2016. Operating profit in the first quarter of 2017 was favorably impacted by higher sales volume and improved yields of approximately $2.8 million offset by higher incentive compensation and acquisition and integration expenses attributable to the HTB acquisition.

Precision Coatings

(Thousands)	First Quarter Ended
	March 31,	April 1,	$	%
	2017	2016	Change	Change
Net sales	$33,380	$36,762	(3,382)	(9)%
Value-added sales	23,301	24,634	(1,333)	(5)%
Operating profit	2,218	4,099	(1,881)	(46)%
Net sales from the Precision Coatings segment of $33.4 million in the first quarter of 2017 were 9% lower than net sales $36.8 million in the first quarter of 2016 primarily due to lower sales volume.
Value-added sales of $23.3 million in the first quarter of 2017 were 5% lower than value-added sales of $24.6 million in the first quarter of 2016. Higher value-added sales of $0.9 million in the defense and industrial components end markets were more than offset by lower value-added sales of $1.7 million in the medical end market. Medical end market sales decreased due to lower volume in the blood glucose test strip segment of the medical end market.
The Precision Coatings segment generated operating profit of $2.2 million in the first quarter of 2017 versus $4.1 million in the first quarter of 2016. This decrease is primarily due to the impact of lower sales volume in the medical end market and the absence of a gain on the sale of equipment of $0.8 million realized during the first quarter of 2016.

Other

(Thousands)	First Quarter Ended
	March 31,	April 1,	$	%
	2017	2016	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(819)	(1,044)	225	(22)%
Operating loss	(5,434)	(3,262)	(2,172)	67%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $5.4 million in the first quarter of 2017 increased $2.1 million as compared to $3.3 million in the first quarter of 2016. The increase relates to higher stock-based compensation expense of $1.1 million primarily due to accelerated stock compensation expense associated with the transition of the Company's CEO. Additionally, expenses associated with cost reduction initiatives and acquisition and integration activities increased $0.4 million and other administrative expenses increased $0.3 million attributable to the additional costs associated with our CEO transition.
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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 31,	April 1,	$
(Thousands)	2017	2016	Change
Net cash used in operating activities	$(16,829)	$(16,676)	$(153)
Net cash used in investing activities	(22,718)	(9,744)	(12,974)
Net cash provided by financing activities	23,736	20,604	3,132
Effects of exchange rate changes	688	448	240
Net change in cash and cash equivalents	$(15,123)	$(5,368)	$(9,755)
Net cash used in operating activities totaled $16.8 million in the first quarter of 2017 versus $16.7 million in the comparable prior-year period. Working capital requirements used cash of $24.1 million during the first quarter of 2017 compared to a use of $30.3 million in the first quarter of 2016. Cash flows used for accounts receivable were $1.0 million lower than the prior year-period. Our three-month trailing days sales outstanding (DSO) was approximately 39 days at March 31, 2017 versus 41 days at December 31, 2016. Cash flows used for inventory increased $9.1 million to respond to anticipated orders and demand primarily within the Performance Alloys & Composites segment. Cash flows from accounts payable and accrued expenses used cash of approximately $0.8 million compared to a use of $15.1 million in the prior-year period. Cash used for incentive compensation pay-outs during the first quarter of 2017 was offset by a higher accounts payable balance due to the timing of payments and our HTB acquisition.
Net cash used in investing activities was $22.7 million in the first quarter of 2017 compared to $9.7 million in the prior-year period, reflecting a $16.4 million payment for the HTB acquisition offset by lower payments for mine development of $4.6 million.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2017, the Company expects payments for property, plant, and equipment to range from $25.0 million to $30.0 million and mine development expenditures to be less than $3.0 million.
Net cash provided by financing activities totaled $23.7 million in the first three months of 2017 versus $20.6 million provided by financing activities in the comparable prior-year period primarily due to higher net borrowings of $4.1 million in 2017.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At March 31, 2017, cash and cash equivalents held by our foreign operations totaled $15.5 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, available borrowing capacity, and debt-to-debt-plus-equity ratio, as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
(Thousands)	2017	2016
Total outstanding debt	$32,621	$4,615
Cash	16,341	31,464
Net debt (cash)	16,280	(26,849)
Available borrowing capacity	$218,665	$238,886
Debt-to-debt-plus-equity ratio	6%	1%
Net debt (cash) is a non-GAAP measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
Total outstanding debt increased $28.0 million compared to December 31, 2016 due to additional borrowings on our revolving credit facility to support payment for the HTB acquisition, capital expenditures, and working capital needs.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the decrease in the available borrowing capacity at March 31, 2017 as compared to December 31, 2016 was the impact of this covenant.
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
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 31, 2017 and December 31, 2016. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result, we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $286.9 million as of March 31, 2017. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We repurchased 12,409 shares at a cost of $0.4 million in the first quarter of 2017. Since the approval of the repurchase plan, we have purchased 1,062,264 shares at a total cost of $33.6 million.
In the first quarter of 2017, we paid cash dividends of $1.9 million on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $193.1 million as of March 31, 2017, versus $194.8 million as of December 31, 2016. We were in compliance with all of the covenants contained in the consignment agreements as of March 31, 2017 and December 31, 2016. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES

For additional information regarding critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies subsequent to the issuance of our Form 10-K.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2017;

▪	Our ability to effectively integrate the acquisition of the principal portion of the high-performance target materials business of Heraeus;

▪	The global economy;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

▪
The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, and science;

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

▪	The success of the realignment of our businesses;

▪	Our ability to strengthen our internal control over financial reporting and disclosure controls and procedures; and

•	The risk factors set forth in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 31, 2017.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims

As of March 31, 2017, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case (involving four plaintiffs), as described more fully below.

One CBD case, originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court, was outstanding as of March 31, 2017. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.

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

The Company has insurance coverage, which may respond, subject to an annual deductible.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 3, 2017	561	$40.30	—	$16,789,946
February 4 through March 3, 2017	30,618	36.79	—	16,789,946
March 4 through March 31, 2017	22,032	33.38	12,409	16,385,417
Total	53,211	$35.42	12,409	$16,385,417

(1)
Includes 561, 30,618, and 9,623 shares surrendered to the Company in January, February, and March, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. As of March 31, 2017, $16.4 million may still be purchased under the program. During the three months ended March 31, 2017, we repurchased 12,409 shares at an average price of $32.60 per share, or $0.4 million in the aggregate.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	CEO Offer Letter for Jugal Vijayvargiya (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.2	Severance Agreement for Jugal Vijayvargiya (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.3	The Bank of Nova Scotia Consignment Agreement with Materion Advanced Materials Germany GMBH (filed as Exhibit 99.1 to the Company's Form 8-K on March 1, 2017), incorporated herein by reference.
10.4
Amendment No. 8 to Third Amended and Restated Precious Metals Agreement dated as of February 28, 2017, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 99.2 to the Company's Form 8-K on March 1, 2017), incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 31, 2017*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 28, 2017
/s/ JOSEPH P. KELLEY
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	CEO Offer Letter for Jugal Vijayvargiya (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.2	Severance Agreement for Jugal Vijayvargiya (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.3	The Bank of Nova Scotia Consignment Agreement with Materion Advanced Materials Germany GMBH (filed as Exhibit 99.1 to the Company's Form 8-K on March 1, 2017), incorporated herein by reference.
10.4
Amendment No. 8 to Third Amended and Restated Precious Metals Agreement dated as of February 28, 2017, among Materion Corporation and other borrowers and The Bank of Nova Scotia (filed as Exhibit 99.2 to the Company's Form 8-K on March 1, 2017), incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 31, 2017*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Submitted electronically herewith.