Form 10-Q
period 2017-06-30
MATERION Corp
filed 2017-07-27
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
216-486-4200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☑

Number of Shares of Common Stock, without par value, outstanding at June 30, 2017: 20,038,672.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the second quarter and six months ended June 30, 2017 are as follows:

Consolidated Statements of Income -	2
Second quarter and six months ended June 30, 2017 and July 1, 2016

Consolidated Statements of Comprehensive Income -	3
Second quarter and six months ended June 30, 2017 and July 1, 2016

Consolidated Balance Sheets -	4
June 30, 2017 and December 31, 2016

Consolidated Statements of Cash Flows -	5
Six months ended June 30, 2017 and July 1, 2016

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$295,842	$249,776	$536,511	$485,287
Cost of sales	241,285	204,470	438,958	396,624
Gross margin	54,557	45,306	97,553	88,663
Selling, general, and administrative expense	38,075	32,437	71,703	62,924
Research and development expense	3,544	3,171	6,674	6,623
Other—net	3,204	3,921	6,022	5,807
Operating profit	9,734	5,777	13,154	13,309
Interest expense—net	695	512	1,188	927
Income before income taxes	9,039	5,265	11,966	12,382
Income tax (benefit) expense	1,726	(284)	1,603	1,465
Net income	$7,313	$5,549	$10,363	$10,917
Basic earnings per share:
Net income per share of common stock	$0.37	$0.28	$0.52	$0.55
Diluted earnings per share:
Net income per share of common stock	$0.36	$0.27	$0.51	$0.54
Cash dividends per share	$0.100	$0.095	$0.195	$0.185
Weighted-average number of shares of common stock outstanding:
Basic	20,012	20,015	19,991	20,016
Diluted	20,347	20,214	20,348	20,220

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2017	2016	2017	2016
Net income	$7,313	$5,549	$10,363	$10,917
Other comprehensive income (loss):
Foreign currency translation adjustment	275	1,167	1,378	2,451
Derivative and hedging activity, net of tax	(174)	302	(635)	(621)
Pension and post-employment benefit adjustment, net of tax	759	675	1,516	2,250
Other comprehensive income	860	2,144	2,259	4,080
Comprehensive income	$8,173	$7,693	$12,622	$14,997

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	Dec. 31,
(Thousands)	2017	2016
Assets
Current assets
Cash and cash equivalents	$18,497	$31,464
Accounts receivable	133,674	100,817
Inventories	215,987	200,865
Prepaid and other current assets	22,162	12,138
Total current assets	390,320	345,284
Long-term deferred income taxes	40,543	39,409
Property, plant, and equipment	872,618	861,267
Less allowances for depreciation, depletion, and amortization	(622,351)	(608,636)
Property, plant, and equipment—net	250,267	252,631
Intangible assets	12,074	11,074
Other assets	6,183	5,950
Goodwill	90,035	86,950
Total Assets	$789,422	$741,298
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$3,140	$733
Accounts payable	46,064	32,533
Salaries and wages	28,541	29,885
Other liabilities and accrued items	25,878	21,340
Income taxes	3,195	4,781
Unearned revenue	2,797	1,105
Total current liabilities	109,615	90,377
Other long-term liabilities	17,700	17,979
Retirement and post-employment benefits	94,549	91,505
Unearned income	39,076	41,369
Long-term income taxes	1,994	2,100
Deferred income taxes	277	274
Long-term debt	23,254	3,605
Shareholders’ equity
Serial preferred stock	—	—
Common stock	218,902	212,702
Retained earnings	524,367	517,903
Common stock in treasury	(160,785)	(154,399)
Accumulated other comprehensive loss	(83,922)	(86,181)
Other equity transactions	4,395	4,064
Total shareholders' equity	502,957	494,089
Total Liabilities and Shareholders’ Equity	$789,422	$741,298
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(Thousands)	2017	2016
Cash flows from operating activities:
Net income	$10,363	$10,917
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion, and amortization	20,725	23,497
Amortization of deferred financing costs in interest expense	440	281
Stock-based compensation expense (non-cash)	3,507	1,919
(Gain) loss on sale of property, plant, and equipment	147	(695)
Deferred income tax expense (benefit)	658	(1,489)
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(30,882)	(13,013)
Decrease (increase) in inventory	(6,498)	1,153
Decrease (increase) in prepaid and other current assets	(9,267)	(782)
Increase (decrease) in accounts payable and accrued expenses	15,519	(7,871)
Increase (decrease) in unearned revenue	1,685	(743)
Increase (decrease) in interest and taxes payable	(1,115)	1,310
Increase (decrease) in long-term liabilities	(3,891)	(6,221)
Other-net	(1,088)	1,598
Net cash provided by operating activities	303	9,861
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(11,252)	(14,326)
Payments for mine development	(509)	(7,806)
Payments for acquisition	(16,504)	—
Proceeds from sale of property, plant, and equipment	27	827
Net cash (used in) investing activities	(28,238)	(21,305)
Cash flows from financing activities:
Proceeds from issuance of short-term debt, net	2,387	5,805
Proceeds from issuance of long-term debt	45,000	10,000
Repayment of long-term debt	(25,362)	(399)
Principal payments under capital lease obligations	(383)	(425)
Cash dividends paid	(3,899)	(3,704)
Deferred financing costs	(300)	—
Common shares withheld for taxes	(2,302)	(827)
Repurchase of common stock	(1,086)	(2,663)
Net cash provided by financing activities	14,055	7,787
Effects of exchange rate changes	913	406
Net change in cash and cash equivalents	(12,967)	(3,251)
Cash and cash equivalents at beginning of period	31,464	24,236
Cash and cash equivalents at end of period	$18,497	$20,985

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
New Pronouncements Adopted: In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which impacts several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement, and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the reporting period. Excess tax benefits will be classified, along with other income tax cash flows, as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the new guidance during the first quarter of 2017. An impact of adoption was the recognition of excess tax benefits in Income tax expense rather than Shareholders' equity in 2017. As a result, the Company recognized discrete tax benefits of $82 and $374 in Income tax (benefit) expense during the second quarter and first six months of 2017, respectively. The cash flow classification requirements of ASU 2016-09 were applied retrospectively. As a result, for the six months ended July 1, 2016, cash flows from operating activities increased by $827 with a corresponding decrease to cash flows from financing activities. None of the other provisions in this ASU had a material effect on the Company's consolidated financial statements.
New Pronouncements Issued: In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments also allow only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied retrospectively for the presentation of service cost and other components of net benefit cost on the income statement and prospectively for the capitalization of service cost and net periodic postretirement benefits in assets. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases, which eliminates the off-balance-sheet accounting for leases. The new guidance will require lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. The ASU, which is required to be applied on a modified retrospective basis, will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts. This ASU is effective beginning in fiscal year 2018 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. To evaluate the impact of adopting this new guidance on the consolidated financial statements, we established a cross-functional implementation team to assess our revenue streams against the requirements of this ASU. In addition, we are in the process of identifying and implementing changes to our processes and controls to meet the standard's updated reporting and disclosure requirements. The Company plans to adopt the standard as of the first quarter of 2018 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of January 1, 2018. The Company continues to update our assessment of the impact of the standard and related updates to its consolidated financial statements, and will disclose material impacts, if any.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Acquisitions

On February 28, 2017, the Company acquired the target materials business of the Heraeus Group (HTB), of Hanau, Germany, for $16.5 million. This business manufactures precious and non-precious metal target materials for the architectural and automotive glass, electronic display, photovoltaic and semiconductor markets at facilities in Germany, Taiwan, and the United States. This business will operate within the Advanced Materials segment, and the results of operations are included as of the date of acquisition.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company will make adjustments to the purchase price allocation prior to completion of the measurement period, as necessary. Only items identified as of the acquisition date will be considered for subsequent adjustment. The purchase price allocation for the acquisition is as follows:

(Thousands)	Amount
Assets:
Inventories	$7,140
Prepaid and other current assets	902
Long-term deferred income taxes	1,450
Property, plant, and equipment	7,637
Intangible assets	3,236
Goodwill	2,891
Total assets acquired	$23,256

Liabilities:
Other liabilities and accrued items	$1,030
Other long-term liabilities	430
Retirement and post-employment benefits	5,292
Total liabilities assumed	$6,752

Total purchase price	$16,504

As part of the acquisition, the Company recorded approximately $2.9 million of goodwill. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired. Also, the Company acquired approximately $3.2 million of other intangible assets, which will be amortized using the straight-line method over an average life of about ten years. The following table reports the intangible assets by asset category and accumulated amortization from the closing date through June 30, 2017:

(Thousands)	Value at Acquisition	Accumulated Amortization	Useful Life
Customer relationships	$1,861	$(41)	15 years
Technology	1,375	(154)	3 years
Total	$3,236	$(195)

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

Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Second Quarter 2017
Net sales	$108,541	$157,044	$30,257	$—	$295,842
Intersegment sales	4	13,247	—	—	13,251
Value-added sales	92,686	62,041	22,613	(1,241)	176,099
Operating profit (loss)	5,548	8,670	2,314	(6,798)	9,734
Second Quarter 2016
Net sales	$97,696	$113,557	$38,523	$—	$249,776
Intersegment sales	117	17,429	—	—	17,546
Value-added sales	83,350	46,993	25,111	(1,520)	153,934
Operating profit (loss)	234	7,320	2,272	(4,049)	5,777

First Six Months 2017
Net sales	$201,094	$271,780	$63,637	$—	$536,511
Intersegment sales	59	29,694	—	—	29,753
Value-added sales	171,897	109,329	45,914	(2,060)	325,080
Operating profit (loss)	5,737	15,117	4,532	(12,232)	13,154
First Six Months 2016
Net sales	$188,325	$221,677	$75,285	$—	$485,287
Intersegment sales	179	32,605	—	—	32,784
Value-added sales	161,552	89,059	49,745	(2,564)	297,792
Operating profit (loss)	1,746	12,503	6,371	(7,311)	13,309

Intersegment sales are eliminated in consolidation.

Note D — Other-net
Other-net expense for the second quarter and first six months of 2017 and 2016 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2017	2016	2017	2016
Foreign currency exchange/translation loss (gain)	$(336)	$650	$(593)	$641
Amortization of intangible assets	1,232	1,148	2,277	2,296
Metal consignment fees	2,062	1,653	3,747	3,186
Net loss (gain) on disposal of fixed assets	119	25	147	(695)
Other items	127	445	444	379
Total	$3,204	$3,921	$6,022	$5,807

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Restructuring
In the first six months of 2017, the Company took cost reduction measures in order to align corporate costs with lower business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. Costs associated with the plan included severance associated with approximately five employees and other related costs.
In 2016, the Company initiated a plan to close the Fukuya, Japan service center, which is a part of the Performance Alloys and Composites segment. Costs associated with the plan included severance associated with approximately twelve employees and related facility exit costs.
These costs are presented in the Consolidated Statements of Income as follows:

	Second Quarter Ended		Six Months Ended
(Thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of sales	$117	$—	$117	$—
Selling, general, and administrative (SG&A) expense	578	—	1,132	—
Total	$695	$—	$1,249	$—
Remaining severance payments related to this initiative of $0.3 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company does not expect to incur additional costs related to these initiatives.

Note F — Income Taxes
The Company recorded income tax expense of $1.7 million in the second quarter of 2017, an effective tax rate of 19.1% against income before income taxes and an income tax benefit of $0.3 million in the second quarter of 2016, with a negative effective tax rate of 5.4% against income before income taxes.
In the first six months of 2017, income tax expense of $1.6 million was calculated using an effective tax rate of 13.4%, while income tax expense of $1.5 million in the first six months of 2016 was calculated using an effective tax rate of 11.8%.
The Company recorded discrete benefits of $0.1 million and $0.8 million, respectively, in the second quarter and first six months of 2017. Of these amounts, $0.4 million in the first six months of 2017 related to officer compensation which was previously considered non-deductible and $0.1 million in the second quarter and $0.4 million in the first six months of 2017 related to the adoption of ASU 2016-09, Improvements to Employee Share-based Payment Accounting.
In the second quarter of 2016, the Company recorded a discrete tax benefit of $0.9 million, resulting from international tax planning initiatives. For the first six months of 2016, discrete items amounted to a net benefit of $0.8 million.
In addition to the discrete benefits listed above, the difference between the statutory and effective rates in the second quarter and first six months of both years was primarily due to the impact of percentage depletion, the foreign rate differential, the research and development credit, and other items.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands, except per share amounts)	2017	2016	2017	2016
Numerator for basic and diluted EPS:
Net income	$7,313	$5,549	$10,363	$10,917
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,012	20,015	19,991	20,016
Effect of dilutive securities:
Stock appreciation rights	125	63	152	63
Restricted stock units	102	75	102	90
Performance-based restricted stock units	108	61	103	51
Diluted potential common shares	335	199	357	204
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,347	20,214	20,348	20,220
Basic EPS	$0.37	$0.28	$0.52	$0.55
Diluted EPS	$0.36	$0.27	$0.51	$0.54

Stock appreciation rights (SARs) totaling 31,835 and 1,018,778 for the quarters ended June 30, 2017 and July 1, 2016, respectively, and 67,761 and 1,018,778 for the six months ended June 30, 2017 and July 1, 2016, respectively, were excluded from the dilution calculation as their effect would have been anti-dilutive.

Note H — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 30,	Dec. 31,
(Thousands)	2017	2016
Raw materials and supplies	$41,222	$36,233
Work in process	178,063	169,327
Finished goods	39,858	38,147
Subtotal	$259,143	$243,707
Less: LIFO reserve balance	43,156	42,842
Inventories	$215,987	$200,865
The liquidation of last in, first out (LIFO) inventory layers increased cost of sales in both the second quarter and first six months of 2017 by $0.2 million. In the second quarter and first six months of 2016, cost of sales was reduced by $0.5 million and $3.2 million, respectively.

Note I — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the second quarter and first six months of 2017 and 2016 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$2,070	$1,946	$23	$25
Interest cost	2,370	2,595	99	141
Expected return on plan assets	(3,671)	(3,488)	—	—
Amortization of prior service benefit	(73)	(115)	(374)	(374)
Amortization of net loss	1,611	1,430	—	—
Net periodic benefit cost (benefit)	$2,307	$2,368	$(252)	$(208)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$4,082	$3,891	$46	$51
Interest cost	4,726	5,190	198	282
Expected return on plan assets	(7,329)	(6,976)	—	—
Amortization of prior service benefit	(194)	(230)	(748)	(748)
Amortization of net loss	3,198	2,861	—	—
Net periodic benefit cost (benefit)	$4,483	$4,736	$(504)	$(415)
The Company made contributions to the domestic defined benefit pension plan of $4.0 million and $8.0 million in the first six months of 2017 and 2016, respectively.
Beginning in 2017, the Company has elected to use a spot-rate approach to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation. Historically, the Company used a weighted-average approach to determine the service and interest cost components. The change is being accounted for as a change in estimate and, accordingly, is being applied prospectively. The reduction in service and interest costs for 2017 associated with this change approximated $0.2 million and $0.5 million during the second quarter and first six months of 2017, respectively, and is expected to total approximately $1.0 million.

Note J — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2017 and 2016 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at March 31, 2017	$1,476	$(100)	$1,376	$(81,601)	$(4,557)	$(84,782)
Other comprehensive income (loss) before reclassifications	(629)	393	(236)	—	275	39
Amounts reclassified from accumulated other comprehensive income	47	(88)	(41)	1,156	—	1,115

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Net current period other comprehensive income (loss) before tax	(582)	305	(277)	1,156	275	1,154
Deferred taxes on current period activity	(215)	112	(103)	397	—	294
Net current period other comprehensive income (loss) after tax	(367)	193	(174)	759	275	860
Balance at June 30, 2017	$1,109	$93	$1,202	$(80,842)	$(4,282)	$(83,922)

Balance at April 1, 2016	$656	$—	$656	$(75,221)	$(4,204)	$(78,769)
Other comprehensive income (loss) before reclassifications	98	—	98	—	1,167	1,265
Amounts reclassified from accumulated other comprehensive income	382	—	382	1,016	—	1,398
Net current period other comprehensive income (loss) before tax	480	—	480	1,016	1,167	2,663
Deferred taxes on current period activity	178	—	178	341	—	519
Net current period other comprehensive income (loss) after tax	302	—	302	675	1,167	2,144
Balance at July 1, 2016	$958	$—	$958	$(74,546)	$(3,037)	$(76,625)

Balance at December 31, 2016	$1,837	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(881)	235	(646)	—	1,378	732
Amounts reclassified from accumulated other comprehensive income	(214)	(88)	(302)	2,309	—	2,007
Net current period other comprehensive income (loss) before tax	(1,095)	147	(948)	2,309	1,378	2,739
Deferred taxes on current period activity	(367)	54	(313)	793	—	480
Net current period other comprehensive income (loss) after tax	(728)	93	(635)	1,516	1,378	2,259
Balance at June 30, 2017	$1,109	$93	$1,202	$(80,842)	$(4,282)	$(83,922)

Balance at December 31, 2015	$1,579	$—	$1,579	$(76,796)	$(5,488)	$(80,705)
Other comprehensive income (loss) before reclassifications	(1,445)	—	(1,445)	—	2,451	1,006
Amounts reclassified from accumulated other comprehensive income	457	—	457	2,030	—	2,487
Net current period other comprehensive income (loss) before tax	(988)	—	(988)	2,030	2,451	3,493
Deferred taxes on current period activity	(367)	—	(367)	(220)	—	(587)
Net current period other comprehensive income (loss) after tax	(621)	—	(621)	2,250	2,451	4,080
Balance at July 1, 2016	$958	$—	$958	$(74,546)	$(3,037)	$(76,625)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.4 million and $4.7 million in the second quarter and first six months of 2017, respectively, compared to $1.1 million and $2.3 million in the same periods of 2016.
The Company granted 97,015 SARs to certain employees during the first six months of 2017. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended June 30, 2017 were $35.26 and $10.89, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.92%
Dividend yield	1.1%
Volatility	34.0%
Expected term (in years)	5.6
The Company granted 62,185 stock-settled restricted stock units (RSUs) and 32,466 cash-settled RSUs to certain employees and non-employee directors during the first six months of 2017. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $34.95 for stock-settled RSUs granted during the six months ended June 30, 2017. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
The Company granted stock-settled and cash-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2017. The weighted-average fair value of the stock-settled PRSUs was $30.28 per share and will be expensed over the vesting period of three years. The liability for cash-settled PRSUs is re-measured at fair value each reporting period, and the expense is recorded accordingly. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At June 30, 2017, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $6.3 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2017	2016	2017	2016	2017	2016	2017	2016
Financial Assets
Deferred compensation investments	$2,075	$1,734	$2,075	$1,734	$—	$—	$—	$—
Foreign currency forward contracts	72	691	—	—	72	691	—	—
Precious metal swaps	191	—	—	—	191	—	—	—
Total	$2,338	$2,425	$2,075	$1,734	$263	$691	$—	$—
Financial Liabilities
Deferred compensation liability	$2,075	$1,734	$2,075	$1,734	$—	$—	$—	$—
Foreign currency forward contracts	1,066	1	—	—	1,066	1	—	—
Precious metal swaps	44	—	—	—	44	—	—	—
Total	$3,185	$1,735	$2,075	$1,734	$1,110	$1	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of June 30, 2017 and December 31, 2016.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments and balance sheet classification as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Other liabilities and accrued items
Foreign currency forward contracts - euro	$12,223	$(590)	$—	$—
Total	$12,223	$(590)	$—	$—
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included foreign currency losses of $0.5 million relating to these derivatives during the second quarter of 2017 and $0.6 million during the first six months of 2017.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges and balance sheet classification as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$1,450	$64	$2,418	$239
Foreign currency forward contracts - euro	915	8	6,493	452
Precious metal swaps	6,402	125	—	—
Total	8,767	197	8,911	691

Other assets
Precious metal swaps	3,335	66	—	—
Total	3,335	66	—	—

Other liabilities and accrued items
Foreign currency forward contracts - euro	10,523	(476)	537	(1)
Precious metal swaps	2,576	(42)	—	—
Total	13,099	(518)	537	(1)

Other long-term liabilities
Precious metal swaps	188	(2)	—	—
Total	$25,389	$(257)	$9,448	$690
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in the second quarter or first six months of 2017 or 2016.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first six months of 2017 and 2016 totaled decreases of $0.6 million and $1.4 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of June 30, 2017 to the Consolidated Statements of Income within the next 18-month period. Refer to Note J for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note N — Contingencies
Legal Proceedings. For information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note Q ("Contingencies and Commitments") in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Other litigation. The Company is party to several pending legal proceedings and claims arising in the normal course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matters. To the extent there is a reasonable possibility that the losses could exceed any amounts accrued, the Company will adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.2 million at June 30, 2017 and $6.0 million at December 31, 2016. Environmental projects tend to be long term, and the final actual remediation costs may differ from the amounts currently recorded.

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

RESULTS OF OPERATIONS
Second Quarter

	Second Quarter Ended
	June 30,	July 1,	$	%
(Thousands, except per share data)	2017	2016	Change	Change
Net sales	$295,842	$249,776	$46,066	18%
Value-added sales	176,099	153,934	22,165	14%
Gross margin	54,557	45,306	9,251	20%
Gross margin as a % of value-added sales	31%	29%	N/A	N/A
Selling, general, and administrative (SG&A) expense	38,075	32,437	5,638	17%
SG&A expense as a % of value-added sales	22%	21%	N/A	N/A
Research and development (R&D) expense	3,544	3,171	373	12%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	3,204	3,921	(717)	(18)%
Operating profit	9,734	5,777	3,957	68%
Interest expense—net	695	512	183	36%
Income before income taxes	9,039	5,265	3,774	72%
Income tax expense (benefit)	1,726	(284)	2,010	(708)%
Net income	$7,313	$5,549	$1,764	32%

Diluted earnings per share	$0.36	$0.27	$0.09	33%
N/A = Not Applicable

Net sales of $295.8 million in the second quarter of 2017 were $46.0 million higher than the $249.8 million recorded in the second quarter of 2016. Changes in precious metal and copper prices favorably impacted net sales in the second quarter of 2017 by approximately $2.2 million when compared to the second quarter of 2016. Net sales in the Performance Alloys and Composites segment increased $10.8 million due to higher sales volume, including shipments of raw material beryllium hydroxide under a new supply agreement with a long-standing customer. Net sales of $32.3 million during the second quarter of 2017 were attributable to the high performance target materials business of the Heraeus Group (HTB). Excluding the HTB acquisition, net sales in the Advanced Materials segment increased $11.2 million due to higher sales volume in the consumer electronics and industrial components end markets. These favorable impacts were offset by lower sales volume in the medical end market in the Precision Coatings segment.

Value-added sales is a non-GAAP measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP measure, to value-added sales is included herein. Value-added sales of $176.1 million in the second quarter of 2017 increased $22.2 million, or 14% compared to the second quarter of 2016. Value-added sales from the HTB acquisition totaled $10.6 million in the second quarter of 2017. Value-added sales to the consumer electronics end market, which accounted for 30% of our total value-added sales during the second quarter of 2017, increased $3.2 million from the prior-year period. Also, value-added sales in the industrial components increased $4.0 million from the prior-year period. These increases were offset by weakness in the medical and defense end markets, which lowered value-added sales by $3.0 million.

Gross margin in the second quarter of 2017 was $54.6 million, or $9.3 million higher than the $45.3 million gross margin recorded during the second quarter of 2016. Expressed as a percentage of value-added sales, gross margin increased from 29% in the second quarter of 2016 to 31% in the second quarter of 2017.

SG&A expense was $38.1 million in the second quarter of 2017, or $5.7 million higher than $32.4 million in the second quarter of 2016. The increase related to higher incentive and stock-based compensation expense of $4.3 million. Additionally, the increase is attributable to $1.5 million of HTB expenses.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the second quarter of both 2017 and 2016.

Other-net was $3.2 million of expense in the second quarter of 2017, or a $0.7 million decrease from the second quarter of 2016. Other-net in the second quarter of 2017 included foreign currency exchange gains of $0.3 million compared to a foreign currency exchange loss of $0.7 million in the second quarter of 2016. Additionally, Other-net in the second quarter of 2017 included higher metal consignment fees of $0.4 million. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.7 million in the second quarter of 2017, or a $0.2 million increase from $0.5 million in the second quarter of 2016 due to higher average debt outstanding.

Income tax expense for the second quarter of 2017 was $1.7 million versus a benefit of $0.3 million in the second quarter of 2016. The effective tax rate for the second quarter of 2017 was 19.1% compared to a negative effective tax rate of 5.4% in the prior-year period. The effects of discrete items, percentage depletion, the foreign rate differential, the research and development credit, and other items were the primary factors for the difference between the effective and statutory rates in the second quarter of 2017 and 2016. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Six Months

	Six Months Ended
	June 30,	July 1,	$	%
(Thousands, except per share data)	2017	2016	Change	Change
Net sales	$536,511	$485,287	$51,224	11%
Value-added sales	325,080	297,792	27,288	9%
Gross margin	97,553	88,663	8,890	10%
Gross margin as a % of value-added sales	30%	30%	N/A	N/A
SG&A expense	71,703	62,924	8,779	14%
SG&A expense as a % of value-added sales	22%	21%	N/A	N/A
R&D expense	6,674	6,623	51	1%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	6,022	5,807	215	4%
Operating profit	13,154	13,309	(155)	(1)%
Interest expense—net	1,188	927	261	28%
Income before income taxes	11,966	12,382	(416)	(3)%
Income tax expense	1,603	1,465	138	9%
Net income	$10,363	$10,917	$(554)	(5)%

Diluted earnings per share	$0.51	$0.54	$(0.03)	(6)%
N/A = Not Applicable

Net sales of $536.5 million in the first six months of 2017 were $51.2 million higher than the $485.3 million recorded in the first six months of 2016. Changes in precious metal and copper prices favorably impacted net sales in the first six months of 2017 by approximately $8.4 million when compared to the first six months of 2016. Net sales in the Performance Alloys and Composites segment increased $12.8 million due to higher sales volume, including shipments of raw material beryllium hydroxide. Net sales of $39.3 million during the first six months of 2017 were attributable to the HTB acquisition. Excluding the HTB acquisition, net sales in the Advanced Materials segment increased $10.8 million due to higher sales volume in the consumer electronics and industrial components end markets. These favorable impacts were offset by lower sales volume in the medical end market in the Precision Coatings segment.

Value-added sales of $325.1 million in the first six months of 2017 increased $27.3 million, or 9% compared to the first six months of 2016. Value-added sales from the HTB acquisition totaled approximately $13.5 million in the first six months of 2017. Excluding the HTB acquisition, value-added sales to the consumer electronics end market, which accounted for 30% of our total value-added sales during the first six months of 2017, increased $6.5 million from the prior-year period. Also, value-added sales in the industrial components end market increased $6.1 million from the prior-year period. These increases were offset by weakness in the medical and defense end markets, which lowered value-added sales by $5.9 million.

Gross margin in the first six months of 2017 was $97.6 million, or $8.9 million higher than the $88.7 million gross margin recorded during the first six months of 2016. Gross margin was 30% of value-added sales in the first half of both 2017 and 2016.

SG&A expense was $71.7 million in the first six months of 2017, or $8.8 million higher than $62.9 million in the first six months of 2016. The increase related to higher incentive compensation and stock-based compensation expense of $6.5 million, which included $1.4 million due to accelerated stock compensation expense associated with the transition of the Company's CEO. Additionally, the increase is attributable to HTB expenses of $2.1 million.

R&D expense was flat as a percentage of value-added sales at approximately 2% in the first six months of both 2017 and 2016.

Other-net was $6.0 million and $5.8 million of expense in the first six months of 2017 and 2016, respectively. Other-net in the first six months of 2017 included foreign currency exchange gains of $0.6 million compared to a foreign currency exchange loss of $0.6 million in the second quarter of 2016. Additionally, Other-net in the first six months of 2017 included higher metal consignment fees of $0.6 million. Other-net in the first six months of 2016 included a net gain on the sale of equipment of $0.7 million. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $1.2 million in the first six months of 2017, or a $0.3 million increase from $0.9 million in the first six months of 2016 due to higher average debt outstanding.

Income tax expense for the first six months of 2017 was $1.6 million, compared to $1.5 million in the first six months of 2016. The effective tax rate for the first six months of 2017 was 13.4% compared to an effective tax rate of 11.8% in the prior-year period. The effects of discrete items, percentage depletion, the foreign rate differential, the research and development credit, and other items were the primary factors for the difference between the effective and statutory rates in the first half of 2017 and 2016. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Measure
A reconciliation of net sales to value-added sales, a non-GAAP measure, for each reportable segment and for the total Company for the first six months of 2017 and 2016 is as follows:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2017	2016	2017	2016
Net sales
Performance Alloys and Composites	$108,541	$97,696	$201,094	$188,325
Advanced Materials	157,044	113,557	271,780	221,677
Precision Coatings	30,257	38,523	63,637	75,285
Other	—	—	—	—
Total	$295,842	$249,776	$536,511	$485,287

Less: pass-through metal costs
Performance Alloys and Composites	$15,855	$14,346	$29,197	$26,773
Advanced Materials	95,003	66,564	162,451	132,618
Precision Coatings	7,644	13,412	17,723	25,540
Other	1,241	1,520	2,060	2,564
Total	$119,743	$95,842	$211,431	$187,495

Value-added sales
Performance Alloys and Composites	$92,686	$83,350	$171,897	$161,552
Advanced Materials	62,041	46,993	109,329	89,059
Precision Coatings	22,613	25,111	45,914	49,745
Other	(1,241)	(1,520)	(2,060)	(2,564)
Total	$176,099	$153,934	$325,080	$297,792
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
Internally, management reviews net sales on a value-added basis. Value-added sales are a non-GAAP measure that deducts the value of the pass-through metal costs from net sales. Value-added sales allow management to assess the impact of differences in net sales between periods, segments, or markets, and analyze the resulting margins and profitability without the distortion of movements in pass-through metal costs. The dollar amount of gross margin and operating profit is not affected by the value-added sales calculation. We sell other metals and materials that are not considered direct pass-throughs, and these costs are not deducted from net sales when calculating value-added sales. Non-GAAP financial measures, such as value-added sales, have inherent limitations and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.
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
Performance Alloys and Composites
Second Quarter

	Second Quarter Ended
	June 30,	July 1,	$	%
(Thousands)	2017	2016	Change	Change
Net sales	$108,541	$97,696	$10,845	11%
Value-added sales	92,686	83,350	9,336	11%
Operating profit	5,548	234	5,314	2,271%
Net sales from the Performance Alloys and Composites segment of $108.5 million in the second quarter of 2017 were 11% higher than net sales of $97.7 million in the second quarter of 2016 primarily due to higher sales volume related to shipments of raw material beryllium hydroxide. In addition, sales volume increased in the commercial aerospace, industrial components, and consumer electronics end markets. The impact of higher pass-through metal prices favorably impacted net sales by approximately $2.0 million.
Value-added sales of $92.7 million in the second quarter of 2017 were 11% higher than value-added sales of $83.4 million in the second quarter of 2016. The increase in value-added sales was driven by higher raw material sales of beryllium hydroxide of $5.3 million. Also, stronger demand in the consumer electronics and industrial components end markets increased value-added sales by $3.8 million compared to the second quarter of 2016.
Performance Alloys and Composites generated operating profit of $5.5 million in the second quarter of 2017 compared to $0.2 million in the second quarter of 2016. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and productivity improvements.

Six Months

	Six Months Ended
	June 30,	July 1,	$	%
(Thousands)	2017	2016	Change	Change
Net sales	$201,094	$188,325	$12,769	7%
Value-added sales	171,897	161,552	10,345	6%
Operating profit	5,737	1,746	3,991	229%
Net sales from the Performance Alloys and Composites segment of $201.1 million in the first six months of 2017 were 7% higher than net sales of $188.3 million in the first six months of 2016 primarily due to higher sales volume related to shipments of raw material beryllium hydroxide. Also, sales volume increased in the consumer electronics and industrial components end markets. The impact of higher pass-through metal prices favorably impacted net sales by approximately $4.1 million.
Value-added sales of $171.9 million in the first six months of 2017 were 6% higher than value-added sales of $161.6 million in the first six months of 2016. Stronger demand in the consumer electronics and industrial components end markets increased value-added sales by $6.8 million compared to the first six months of 2016. Also, the increase in value-added sales was driven by higher raw material sales of beryllium hydroxide of $5.3 million.
Performance Alloys and Composites generated operating profit of $5.7 million in the first six months of 2017 compared to $1.7 million in the first six months of 2016. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and productivity improvements.

Advanced Materials
Second Quarter

	Second Quarter Ended
	June 30,	July 1,	$	%
(Thousands)	2017	2016	Change	Change
Net sales	$157,044	$113,557	43,487	38%
Value-added sales	62,041	46,993	15,048	32%
Operating profit	8,670	7,320	1,350	18%
Net sales from the Advanced Materials segment of $157.0 million in the second quarter of 2017 were 38% higher than net sales of $113.6 million in the second quarter of 2016 due to higher sales volume. Net sales of $32.3 million during the second quarter of 2017 were attributable to our HTB acquisition.
Value-added sales of $62.0 million in the second quarter of 2017 were 32% higher than value-added sales of $47.0 million in the second quarter of 2016. This increase included value-added sales of $10.6 million attributable to our HTB acquisition. Also, the increase in value-added sales was driven by higher value-added sales to the consumer electronics end market of $2.5 million due primarily to higher demand.
The Advanced Materials segment generated operating profit of $8.7 million in the second quarter of 2017 compared to $7.3 million in the second quarter of 2016. Operating profit in the second quarter of 2017 was favorably impacted by higher sales volume, and favorable product mix.

Six Months

	Six Months Ended
	June 30,	July 1,	$	%
(Thousands)	2017	2016	Change	Change
Net sales	$271,780	$221,677	50,103	23%
Value-added sales	109,329	89,059	20,270	23%
Operating profit	15,117	12,503	2,614	21%
Net sales from the Advanced Materials segment of $271.8 million in the first six months of 2017 were 23% higher than net sales of $221.7 million in the first six months of 2016. Net sales of $39.3 million during the first six months of 2017 were attributable to the HTB acquisition. Also, net sales increased due to higher sales volume and the impact of higher pass-through metal prices of $3.6 million.
Value-added sales of $109.3 million in the first six months of 2017 were 23% higher than value-added sales of $89.1 million in the first six months of 2016. This increase included value-added sales of $13.5 million attributable to our HTB acquisition. Also, the increase in value-added sales was primarily driven by higher value-added sales to the consumer electronics end market. Value-added sales to the consumer electronics end market, which represents approximately 49% of total segment value-added sales, increased $4.7 million due primarily to higher demand.
The Advanced Materials segment generated operating profit of $15.1 million in the first six months of 2017 compared to $12.5 million in the first six months of 2016. As a percentage of value-added sales, operating profit was 14% in both the first six months of 2017 and 2016. Operating profit in the first six months of 2017 was favorably impacted by higher sales volume and product mix offset by integration expenses of approximately $3.4 million attributable to the HTB acquisition.

Precision Coatings
Second Quarter

(Thousands)	Second Quarter Ended
	June 30,	July 1,	$	%
	2017	2016	Change	Change
Net sales	$30,257	$38,523	(8,266)	(21)%
Value-added sales	22,613	25,111	(2,498)	(10)%
Operating profit	2,314	2,272	42	2%
Net sales from the Precision Coatings segment of $30.3 million in the second quarter of 2017 were 21% lower than net sales of $38.5 million in the second quarter of 2016 primarily due to lower sales volume.
Value-added sales of $22.6 million in the second quarter of 2017 were 10% lower than value-added sales of $25.1 million in the second quarter of 2016. Medical end market sales decreased $1.9 million due to lower volume in the blood glucose test strip segment of the medical end market.
The Precision Coatings segment generated operating profit of $2.3 million in both the second quarters of 2017 and 2016. Operating profit remained flat despite the decline in medical end market sales due to lower SG&A expenses.
Six Months

(Thousands)	Six Months Ended
	June 30,	July 1,	$	%
	2017	2016	Change	Change
Net sales	$63,637	$75,285	(11,648)	(15)%
Value-added sales	45,914	49,745	(3,831)	(8)%
Operating profit	4,532	6,371	(1,839)	(29)%
Net sales from the Precision Coatings segment of $63.6 million in the first six months of 2017 were 15% lower than net sales of $75.3 million in the first six months of 2016 primarily due to lower sales volume.
Value-added sales of $45.9 million in the first six months of 2017 were 8% lower than value-added sales of $49.7 million in the first six months of 2016. Value-added sales in the medical end market decreased $3.6 million compared to the prior-year period.
The Precision Coatings segment generated operating profit of $4.5 million in the first six months of 2017 compared to $6.4 million in the first six months of 2016. The decrease in operating profit in the first six months of 2017 versus the comparable period of 2016 was due to lower sales volume and the absence of a gain on the sale of equipment of $0.8 million realized during the first six months of 2016.

Other
Second Quarter

(Thousands)	Second Quarter Ended
	June 30,	July 1,	$	%
	2017	2016	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,241)	(1,520)	279	(18)%
Operating loss	(6,798)	(4,049)	(2,749)	68%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $6.8 million in the second quarter of 2017 increased $2.8 million as compared to $4.0 million in the second quarter of 2016. As a percent of total Company value-added sales, corporate costs increased to 4% in the second quarter of 2017 from 3% in the prior-year period. The increase in corporate costs was due to higher incentive compensation and stock-based compensation expense of $2.6 million and higher SG&A expenses associated with our CEO transition of $0.9 million. This increase was offset by the favorable impact of foreign exchange rate movements of $0.4 million and lower corporate spending of approximately $0.3 million during the second quarter of 2017.

Six Months

(Thousands)	Six Months Ended
	June 30,	July 1,	$	%
	2017	2016	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(2,060)	(2,564)	504	(20)%
Operating loss	(12,232)	(7,311)	(4,921)	67%
Corporate costs of $12.2 million in the first six months of 2017 increased $4.9 million as compared to $7.3 million in the first six months of 2016. As a percent of total Company value-added sales, corporate costs increased to 3% in the first six months of 2017 from 1% in the prior-year. The increase in corporate costs was due to higher incentive compensation and stock-based compensation expense of $4.2 million, which included $1.4 million due to accelerated stock compensation expense associated with the transition of the Company's CEO. Also, during the first six months of 2017, the Company incurred additional SG&A expenses associated with our CEO transition of $1.2 million. These increases were offset by the favorable impact of foreign exchange rate movements of $0.5 million.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 30,	July 1,	$
(Thousands)	2017	2016	Change
Net cash provided by operating activities	$303	$9,861	$(9,558)
Net cash used in investing activities	(28,238)	(21,305)	(6,933)
Net cash provided by financing activities	14,055	7,787	6,268
Effects of exchange rate changes	913	406	507
Net change in cash and cash equivalents	$(12,967)	$(3,251)	$(9,716)
Net cash provided by operating activities totaled $0.3 million in the first six months of 2017 versus $9.9 million in the comparable prior-year period. Cash used in prepaid and other current assets during the first six months of 2017 was $9.3 million, or $8.5 million higher than $0.8 million of cash used in the first six months of 2016. The majority of the increase was due to prepaid value added taxes.
Working capital requirements used cash of $21.9 million during the first six months of 2017 compared to a use of $19.7 million in the first six months of 2016. Cash flows used for accounts receivable were $17.9 million higher than the prior year-period due to higher sales volume. Also, accounts receivable from our HTB acquisition attributed to $13.8 million of this increase. Our three-month trailing days sales outstanding (DSO) was approximately 38 days at June 30, 2017 versus 41 days at December 31, 2016. Cash flows used for inventory increased $7.7 million primarily within the Performance Alloys and Composites and Advanced Materials segments to respond to anticipated orders and demand. Cash flows from accounts payable and accrued expenses provided cash of approximately $15.5 million compared to a use of $7.9 million in the prior-year period. Cash used for incentive compensation payouts during the first six months of 2017 was more than offset by a higher accounts payable balance due to the timing of payments. Also, our HTB acquisition attributed $5.8 million to the higher accounts payable balance.
Net cash used in investing activities was $28.2 million in the first six months of 2017 compared to $21.3 million in the prior-year period, reflecting a $16.5 million payment for the HTB acquisition offset by lower payments for property, plant, and equipment and mine development of $10.4 million.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2017, the Company expects payments for property, plant, and equipment to range from $25.0 million to $30.0 million and mine development expenditures to be less than $3.0 million.
Net cash provided by financing activities totaled $14.1 million in the first six months of 2017 versus $7.8 million provided by financing activities in the comparable prior-year period primarily due to higher net borrowings of $6.6 million in 2017.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At June 30, 2017, cash and cash equivalents held by our foreign operations totaled $16.4 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, available borrowing capacity, and debt-to-debt-plus-equity ratio, as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
(Thousands)	2017	2016
Total outstanding debt	$26,640	$4,615
Cash	18,497	31,464
Net debt (cash)	8,143	(26,849)
Available borrowing capacity	$235,602	$238,886
Debt-to-debt-plus-equity ratio	5%	1%
Net debt (cash) is a non-GAAP measure reflecting the Company's current liquidity position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods. Non-GAAP measures, such as net debt (cash), have inherent limitations and should not be considered in isolation, or as a substitute for GAAP measures.
Total outstanding debt increased $22.0 million compared to December 31, 2016 due to additional borrowings on our revolving credit facility to support payment for the HTB acquisition, capital expenditures, and working capital needs.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the decrease in the available borrowing capacity at June 30, 2017 as compared to December 31, 2016 was due to higher borrowing levels.

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
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of June 30, 2017 and December 31, 2016. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result, we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $142.8 million as of June 30, 2017. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We repurchased 20,000 shares at a cost of $0.7 million in the second quarter of 2017 and 32,409 shares at a cost of $1.1 million in the first six months of 2017. Since the approval of the repurchase plan, we have purchased 1,082,264 shares at a total cost of $34.3 million.
In the second quarter and first six months of 2017, we paid cash dividends of $2.0 million and $3.9 million, respectively, on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $307.2 million as of June 30, 2017, versus $194.8 million as of December 31, 2016. We were in compliance with all of the covenants contained in the consignment agreements as of June 30, 2017 and December 31, 2016. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2016.

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

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2017;

▪	Our ability to effectively integrate the HTB acquisition;

▪	The global economy;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

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
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of June 30, 2017.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The information presented in the Legal Proceedings section of Note N ("Contingencies") of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through May 5, 2017	10,425	$33.79	10,200	$16,041,266
May 6 through June 2, 2017	21,037	34.71	6,900	15,803,872
June 3 through June 30, 2017	11,430	36.82	2,900	15,703,744
Total	42,892	$35.05	20,000	$15,703,744

(1)
Includes 225; 14,137; and 8,530 shares surrendered to the Company in April, May, and June, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. As of June 30, 2017, $15.7 million may still be purchased under the program. During the three months ended June 30, 2017, we repurchased 20,000 shares at an average price of $34.08 per share, or $0.7 million in the aggregate.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

Refer to the Exhibit Index herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: July 27, 2017
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1
Amended and Restated Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017) (filed as Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2017), incorporated herein by reference.

10.2
Amended and Restated Materion Corporation 2006 Non-Employee Director Equity Plan (As Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-217618 filed on May 3, 2017), incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended June 30, 2017*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Submitted electronically herewith.