Form 10-Q
period 2018-03-30
MATERION Corp
filed 2018-04-26
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018

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

Number of Shares of Common Stock, without par value, outstanding at March 30, 2018: 20,190,554.

PART I FINANCIAL INFORMATION
MATERION CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements
The consolidated financial statements of Materion Corporation and its subsidiaries for the first quarter ended March 30, 2018 are as follows:

Consolidated Statements of Income -	2
First quarter ended March 30, 2018 and March 31, 2017

Consolidated Statements of Comprehensive Income -	3
First quarter ended March 30, 2018 and March 31, 2017

Consolidated Balance Sheets -	4
March 30, 2018 and December 31, 2017

Consolidated Statements of Cash Flows -	5
Three months ended March 30, 2018 and March 31, 2017

Notes to Consolidated Financial Statements	6

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
	March 30,	March 31,
(Thousands, except per share amounts)	2018	2017
Net sales	$303,467	$240,669
Cost of sales	245,187	197,513
Gross margin	58,280	43,156
Selling, general, and administrative expense	38,462	33,521
Research and development expense	3,643	3,130
Other—net	2,924	2,818
Operating profit	13,251	3,687
Interest expense—net	730	493
Other non-operating expense—net	442	267
Income before income taxes	12,079	2,927
Income tax expense (benefit)	1,515	(123)
Net income	$10,564	$3,050
Basic earnings per share:
Net income per share of common stock	$0.52	$0.15
Diluted earnings per share:
Net income per share of common stock	$0.51	$0.15
Cash dividends per share	$0.100	$0.095
Weighted-average number of shares of common stock outstanding:
Basic	20,135	19,969
Diluted	20,574	20,375

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	March 30,	March 31,
(Thousands)	2018	2017
Net income	$10,564	$3,050
Other comprehensive income (loss):
Foreign currency translation adjustment	1,113	1,103
Derivative and hedging activity, net of tax	(675)	(461)
Pension and post-employment benefit adjustment, net of tax	1,278	757
Other comprehensive income	1,716	1,399
Comprehensive income	$12,280	$4,449

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 30,	Dec. 31,
(Thousands)	2018	2017
Assets
Current assets
Cash and cash equivalents	$20,206	$41,844
Accounts receivable	134,174	124,014
Inventories	216,443	220,352
Prepaid and other current assets	25,584	24,733
Total current assets	396,407	410,943
Long-term deferred income taxes	17,616	17,047
Property, plant, and equipment	886,653	891,789
Less allowances for depreciation, depletion, and amortization	(629,953)	(636,211)
Property, plant, and equipment—net	256,700	255,578
Intangible assets—net	8,857	9,847
Other assets	7,376	6,992
Goodwill	90,922	90,677
Total Assets	$777,878	$791,084
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$787	$777
Accounts payable	53,496	49,059
Salaries and wages	23,959	42,694
Other liabilities and accrued items	27,423	28,044
Income taxes	2,680	1,084
Unearned revenue	5,417	5,451
Total current liabilities	113,762	127,109
Other long-term liabilities	30,579	30,967
Retirement and post-employment benefits	85,660	93,225
Unearned income	35,820	36,905
Long-term income taxes	4,867	4,857
Long-term deferred income taxes	218	213
Long-term debt	2,643	2,827
Shareholders’ equity
Serial preferred stock	—	—
Common stock	227,694	223,484
Retained earnings	545,093	536,116
Common stock in treasury	(171,574)	(166,128)
Accumulated other comprehensive loss	(101,221)	(102,937)
Other equity transactions	4,337	4,446
Total shareholders' equity	504,329	494,981
Total Liabilities and Shareholders’ Equity	$777,878	$791,084
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(Thousands)	2018	2017
Cash flows from operating activities:
Net income	$10,564	$3,050
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion, and amortization	9,207	10,090
Amortization of deferred financing costs in interest expense	261	230
Stock-based compensation expense (non-cash)	771	2,338
Deferred income tax (benefit) expense	(359)	(696)
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(8,582)	(13,644)
Decrease (increase) in inventory	5,097	(9,593)
Decrease (increase) in prepaid and other current assets	(634)	(1,435)
Increase (decrease) in accounts payable and accrued expenses	(16,308)	(835)
Increase (decrease) in interest and taxes payable	1,626	(1,237)
Domestic pension plan contributions	(9,000)	(4,000)
Other-net	(818)	(1,097)
Net cash used in operating activities	(8,175)	(16,829)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(7,867)	(6,128)
Payments for mine development	(1,661)	(200)
Payments for acquisition	—	(16,406)
Proceeds from sale of property, plant, and equipment	3	16
Net cash used in investing activities	(9,525)	(22,718)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	6,186
Proceeds from issuance of long-term debt	—	27,000
Repayment of long-term debt	(190)	(5,180)
Principal payments under capital lease obligations	(211)	(190)
Cash dividends paid	(2,012)	(1,895)
Deferred financing costs	—	(300)
Repurchase of common stock	—	(405)
Payments of withholding taxes for stock-based compensation awards	(2,133)	(1,480)
Net cash (used in) provided by financing activities	(4,546)	23,736
Effects of exchange rate changes	608	688
Net change in cash and cash equivalents	(21,638)	(15,123)
Cash and cash equivalents at beginning of period	41,844	31,464
Cash and cash equivalents at end of period	$20,206	$16,341

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

Basis of Presentation: In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (referred to herein as the Company, our, we, or us) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All adjustments were of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the 2018 consolidated financial statement presentation.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2017 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
New Pronouncements Adopted: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the period. This ASU requires non-service cost components of net benefit cost to be presented in a caption below the Company's Operating profit and allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments were applied retrospectively for the presentation of service cost and other components of net benefit cost on the income statement and prospectively for the capitalization of service cost and net periodic postretirement benefits in assets. At March 31, 2017, the application of ASU 2017-07 resulted in an increase to Operating profit of $0.3 million, which was offset by a corresponding increase in Other non-operating expense, net. The adoption of this ASU did not have a material effect on the Company's financial condition or liquidity. The Company utilized this ASU's practical expedient, which permits the Company to use the amounts disclosed in its Pensions and Other Post-employment Benefits note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which supersedes previous revenue recognition guidance. The Company adopted the new standard using the modified retrospective method as of January 1, 2018. Prior periods were not retrospectively adjusted. This approach was applied to all contracts not completed as of January 1, 2018. The new standard primarily impacted the Company's timing of revenue recognition for certain contracts and subcontracts with the United States (U.S.) government that contain termination for convenience clauses, and due to the cumulative impact of adopting ASC 606, the Company recorded a reduction to beginning retained earnings of $0.4 million, net of tax as summarized below:

(Thousands)	December 31, 2017	Adjustments due to ASC 606	January 1, 2018
Assets
Unbilled receivables	$—	$2,658	$2,658
Inventories	220,352	(2,059)	218,293

Liabilities and Shareholders’ Equity
Other liabilities and accrued items	$28,044	61	28,105
Deferred income taxes	213	113	326
Retained earnings	536,116	425	536,541

The adoption of the standard did not have a material impact to the Company's consolidated financial statements at March 30, 2018. Refer to Note B for additional disclosures relating to ASC 606.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Leases, which eliminates the off-balance-sheet accounting for leases. The new guidance will require lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. The Company will adopt this ASU on January 1, 2019. In preparation for the adoption, the Company, along with an outside consultant, has executed on its project plan to identify a complete lease population, analyze lease agreements, and evaluate technology solutions. Currently, this ASU is required to be applied on a modified retrospective basis. The FASB has proposed another transition method in addition to the existing requirements to transition to the new lease standard by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has not decided on its transition method to adopt this new guidance.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Revenue Recognition

Net sales consist primarily of revenue from the sale of precious and non-precious specialty metals, beryllium and copper-based alloys, beryllium composites, and other products into numerous end markets. The Company requires an agreement with a customer that creates enforceable rights and performance obligations. The Company generally recognizes revenue, in an amount that reflects the consideration to which it expects to be entitled, upon satisfaction of a performance obligation by transferring control over a product to the customer. Control over the product is generally transferred to the customer when the Company has a present right to payment, the customer has legal title, the customer has physical possession, the customer has the significant risks and rewards of ownership, and/or the customer has accepted the product.

Shipping and Handling Costs: The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, customer payments of shipping and handling costs are recorded as a component of net sales, and related costs are recorded as a component of cost of sales.

Taxes Collected from Customers and Remitted to Governmental Authorities: Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Product Warranty: Substantially all of the Company’s customer contracts contain a warranty that provides assurance that the purchased product will function as expected and in accordance with certain specifications. The warranty is intended to safeguard the customer against existing defects and does not provide any incremental service to the customer.
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at March 30, 2018. Remaining performance obligations include noncancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at March 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $40.0 million, of which $11.0 million will be recognized in 2018.
Contract Costs: The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs primarily relate to sales commissions which are included in selling, general, and administrative expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	March 30, 2018	January 1, 2018	$ change	% change
Accounts receivable, trade	$130,367	$122,393	$7,974	7%
Unbilled receivables	2,981	2,658	323	12%
Unearned revenue	5,417	5,451	(34)	(1)%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the first quarter of 2018.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of the shipment of the goods.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note C — Acquisitions

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

The final purchase price allocation for the acquisition is as follows:

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

Note D — Segment Reporting

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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Quarter 2018
Net sales	$118,236	$153,545	$31,686	$—	$303,467
Intersegment sales	28	11,652	—	—	11,680
Value-added sales	100,299	58,283	23,641	(910)	181,313
Operating profit (loss)	9,861	5,898	3,375	(5,883)	13,251
First Quarter 2017
Net sales	$92,553	$114,736	$33,380	$—	$240,669
Intersegment sales	55	16,447	—	—	16,502
Value-added sales	79,211	47,288	23,301	(819)	148,981
Operating profit (loss)	189	6,447	2,218	(5,167)	3,687

The following table disaggregates revenue for each segment by end market for the first quarter of 2018:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
End Market
Consumer Electronics	$25,358	$82,050	$4,279	$—	$111,687
Industrial Components	28,521	13,299	2,492	—	44,312
Energy	7,804	23,436	—	—	31,240
Automotive Electronics	18,970	—	222	—	19,192
Defense	6,622	4,485	4,315	—	15,422
Medical	1,743	4,409	19,070	—	25,222
Telecom Infrastructure	8,094	7,357	59	—	15,510
Other	21,124	18,509	1,249	—	40,882
Total	$118,236	$153,545	$31,686	$—	$303,467
Intersegment sales are eliminated in consolidation.

Note E — Other-net
Other-net expense for the first quarter of 2018 and 2017 is summarized as follows:

	First Quarter Ended
	March 30,	March 31,
(Thousands)	2018	2017
Metal consignment fees	$2,429	$1,685
Amortization of intangible assets	773	1,045
Foreign currency exchange/translation (gain)	(11)	(257)
Net loss on disposal of fixed assets	26	28
Other items	(293)	317
Total	$2,924	$2,818

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA includes a number of provisions, including: (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT, a new minimum tax); (4) a general elimination of the U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; and (8) limitations on the deductibility of certain executive compensation.

The Company recorded income tax expense of $1.5 million in the first quarter of 2018, an effective tax rate of 12.5% against income before income taxes, and income tax benefit of $0.1 million in the first quarter of 2017, an effective tax rate of (4.2)% against income before income taxes. Income tax expense in the first quarter of 2018 differed from the U.S. Federal statutory income tax rate of 21% primarily due to the impact of percentage depletion, foreign rate differential, U.S. research and development credit, the new GILTI income inclusion, the new executive compensation limitations and a discrete tax adjustment of $0.9 million. The TCJA provisional adjustment to remeasurement of certain deferred tax assets and liabilities was $0.6 million of this discrete item. The Company does not expect to incur a new BEAT minimum tax or an interest expense limitation. In the first quarter of 2017, the income expense differed from the U.S Federal statutory income tax rate of 35% primarily due to the impact of percentage depletion, foreign rate differential, U.S. research and development credit, and a discrete tax benefit of $0.7 million related to officer compensation and the adoption of ASU 2016-09, Improvements to Employee Share-based Payment Accounting.

As disclosed in Note G ("Income Taxes") in the Company's 2017 Annual Report on Form 10-K, the Company was able to reasonably estimate certain TCJA effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax asset and liabilities. As of the first quarter of 2018, the Company's accounting for the TCJA is incomplete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) continue to be provisional.

The Company has not made any additional measurement-period adjustments related to the transition tax during 2018 because the calculation of the total post-1986 earnings and profits (E&P) for these foreign subsidiaries has not yet been completed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. The Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company was able to reasonably estimate the remeasurement of certain deferred tax asset and liabilities at an initial provisional amount to be $5.0 million of additional income tax expense for the year ending December 31, 2017. The total adjustment to tax expense related to the remeasurement of certain deferred tax asset and liabilities that has been recorded to date is $4.4 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the tax expense related to remeasurement. The accounting for this item is not yet complete because judgment is required with respect to the timing and deductibility of certain expenses in the Company’s income tax return.

Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of the Accounting Standards Codification 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the Company's measurement of its deferred taxes (the "deferred method"). The Company's selection of an accounting policy related to the new GILTI tax rules will depend on a number of different aspects of the estimated long-term effects of this provision under the TCJA. Therefore, the Company has not recorded any potential deferred tax effects related to the GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for 2018.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note G — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 30,	March 31,
(Thousands, except per share amounts)	2018	2017
Numerator for basic and diluted EPS:
Net income	$10,564	$3,050
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,135	19,969
Effect of dilutive securities:
Stock appreciation rights	203	187
Restricted stock units	98	121
Performance-based restricted stock units	138	98
Diluted potential common shares	439	406
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,574	20,375
Basic EPS	$0.52	$0.15
Diluted EPS	$0.51	$0.15

Securities totaling 65,112 and 383,584 for the quarters ended March 30, 2018 and March 31, 2017, respectively, were excluded from the dilution calculation as their effect would have been anti-dilutive.

Note H — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 30,	December 31,
(Thousands)	2018	2017
Raw materials and supplies	$43,004	$42,958
Work in process	185,161	187,719
Finished goods	34,543	34,418
Subtotal	$262,708	$265,095
Less: LIFO reserve balance	46,265	44,743
Inventories	$216,443	$220,352
The liquidation of last in, first out (LIFO) inventory layers had no impact to cost of sales in the first quarter of 2018 or 2017.

Note I — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the first quarter of 2018 and 2017 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 30,	March 31,	March 30,	March 31,
(Thousands)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit)
Service cost	$1,674	$1,719	$28	$23
Interest cost	2,397	2,356	99	99
Expected return on plan assets	(3,697)	(3,365)	—	—
Amortization of prior service benefit	(31)	(121)	(374)	(374)
Amortization of net loss	1,960	1,587	—	—
Net periodic benefit cost (benefit)	$2,303	$2,176	$(247)	$(252)
The Company made contributions to the domestic defined benefit pension plan of $9.0 million and $4.0 million in the first quarter of 2018 and 2017, respectively.
Beginning in 2018, the Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating expenses. Additionally, Pension Benefit Guaranty Corporation premiums are reported within expected return on plan assets.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2018 and 2017 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2017	$959	$(196)	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(1,198)	(191)	(1,389)	—	1,113	(276)
Amounts reclassified from accumulated other comprehensive income	377	136	513	1,626	—	2,139
Net current period other comprehensive income (loss) before tax	(821)	(55)	(876)	1,626	1,113	1,863
Deferred taxes on current period activity	(188)	(13)	(201)	348	—	147
Net current period other comprehensive income (loss) after tax	(633)	(42)	(675)	1,278	1,113	1,716
Balance at March 30, 2018	$326	$(238)	$88	$(98,314)	$(2,995)	$(101,221)

Balance at December 31, 2016	$1,837	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(252)	(158)	(410)	—	1,103	693
Amounts reclassified from accumulated other comprehensive income	(261)	—	(261)	1,153	—	892
Net current period other comprehensive income (loss) before tax	(513)	(158)	(671)	1,153	1,103	1,585
Deferred taxes on current period activity	(152)	(58)	(210)	396	—	186
Net current period other comprehensive income (loss) after tax	(361)	(100)	(461)	757	1,103	1,399
Balance at March 31, 2017	$1,476	$(100)	$1,376	$(81,601)	$(4,557)	$(84,782)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.5 million and $2.3 million in the first quarter of 2018 and 2017, respectively.
The Company granted 65,112 stock appreciation rights to certain employees during the first quarter of 2018. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended March 30, 2018 were $50.35 and $15.73, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	2.58%
Dividend yield	0.8%
Volatility	31.9%
Expected term (in years)	5.5
The Company granted 59,222 stock-settled restricted stock units (RSUs) to certain employees during the first three months of 2018. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $50.35 for stock-settled RSUs granted during the three months ended March 30, 2018. RSUs are expensed over the vesting period of three years.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2018. The weighted-average fair value of the stock-settled PRSUs was $50.35 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 30, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $10.4 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 30, 2018 and December 31, 2017:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2018	2017	2018	2017	2018	2017	2018	2017
Financial Assets
Deferred compensation investments	$2,518	$2,310	$2,518	$2,310	$—	$—	$—	$—
Foreign currency forward contracts	12	254	—	—	12	254	—	—
Precious metal swaps	13	14	—	—	13	14	—	—
Total	$2,543	$2,578	$2,518	$2,310	$25	$268	$—	$—
Financial Liabilities
Deferred compensation liability	$2,518	$2,310	$2,518	$2,310	$—	$—	$—	$—
Foreign currency forward contracts	734	201	—	—	734	201	—	—
Precious metal swaps	324	269	—	—	324	269	—	—
Total	$3,576	$2,780	$2,518	$2,310	$1,058	$470	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 30, 2018 and December 31, 2017.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments and balance sheet classification as of March 30, 2018 and December 31, 2017:

	March 30, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts - euro
Prepaid expenses	$3,800	$12	$13,981	$127
Other liabilities and accrued items	20,103	(56)	—	—
Total	$23,903	$(44)	$13,981	$127
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included foreign currency losses relating to these derivatives of $0.5 million and $0.1 million during the first quarter of 2018 and 2017, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges and balance sheet classification as of March 30, 2018 and December 31, 2017:

	March 30, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$—	$—	$5,673	$91
Foreign currency forward contracts - euro	—	—	5,026	36
Precious metal swaps	546	4	—	—
Total	546	4	10,699	127

Other assets
Precious metal swaps	690	9	880	14
Total	690	9	880	14

Other liabilities and accrued items
Foreign currency forward contracts - yen	3,920	(212)	—	—
Foreign currency forward contracts - euro	12,904	(466)	13,583	(201)
Precious metal swaps	9,042	(318)	10,067	(255)
Total	25,866	(996)	23,650	(456)

Other long-term liabilities
Precious metal swaps	401	(6)	789	(14)
Total	$27,503	$(989)	$36,018	$(329)
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in the first quarter of 2018 or 2017.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first three months of 2018 and 2017 totaled decreases of $1.4 million and $0.4 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of March 30, 2018 to the Consolidated Statements of Income within the next 18-month period. Refer to Note J for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note N — Contingencies
Legal Proceedings. For information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note R ("Contingencies and Commitments") in the Company's 2017 Annual Report on Form 10-K.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.4 million at March 30, 2018 and $6.5 million at December 31, 2017. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

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

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	March 30,	March 31,	$	%
(Thousands, except per share data)	2018	2017	Change	Change
Net sales	$303,467	$240,669	$62,798	26%
Value-added sales	181,313	148,981	32,332	22%
Gross margin	58,280	43,156	15,124	35%
Gross margin as a % of value-added sales	32%	29%	N/A	N/A
Selling, general, and administrative (SG&A) expense	38,462	33,521	4,941	15%
SG&A expense as a % of value-added sales	21%	23%	N/A	N/A
Research and development (R&D) expense	3,643	3,130	513	16%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	2,924	2,818	106	4%
Operating profit	13,251	3,687	9,564	259%
Interest expense—net	730	493	237	48%
Other non-operating expense—net	442	267	175	66%
Income before income taxes	12,079	2,927	9,152	313%
Income tax expense (benefit)	1,515	(123)	1,638	N/A
Net income	$10,564	$3,050	$7,514	246%

Diluted earnings per share	$0.51	$0.15	$0.36	240%
N/A = Not Applicable

Net sales of $303.5 million in the first quarter of 2018 were $62.8 million higher than the $240.7 million recorded in the first quarter of 2017. During the first quarter of 2018, $31.6 million of incremental net sales were attributable to the high performance target materials business of the Heraeus Group (HTB). Changes in precious metal and copper prices favorably impacted net sales in the first quarter of 2018 by approximately $9.0 million when compared to the first quarter of 2017.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $181.3 million in the first quarter of 2018 increased $32.3 million, or 22% compared to the first quarter of 2017. During the first quarter of 2018, the HTB acquisition contributed incremental value-added sales of $12.2 million. The remaining increase was primarily driven by organic growth as the result of new product sales, improved product mix, and end market demand, particularly in the consumer electronics amd industrial components end markets.

Gross margin in the first quarter of 2018 was $58.3 million, or $15.1 million higher than the $43.2 million gross margin recorded during the first quarter of 2017. Gross margin expressed as a percentage of value-added sales increased to 32% in the first quarter of 2018 from 29% in the first quarter of 2017 primarily due to increased profitability from organic sales growth.

SG&A expense was $38.5 million in the first quarter of 2018, or $5.0 million higher than the $33.5 million recorded in the first quarter of 2017. The increase is attributable to normal course of business expenses from the HTB acquisition of $1.2 million and higher variable compensation expense related to improved financial performance.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the first quarter of both 2018 and 2017.

Other-net was $2.9 million of expense in the first quarter of 2018, or a $0.1 million increase from the first quarter of 2017. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.7 million and $0.5 million in the first quarter of 2018 and 2017, respectively. The increase is primarily due to a capital lease entered into in 2017 in connection with the HTB acquisition.

Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note I to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense (benefit) for the first quarter of 2018 was $1.5 million, compared to an income tax benefit of $0.1 million in the first quarter of 2017. The effective tax rate for the first quarter of 2018 was 12.5% compared to an effective tax rate of (4.2%) in the prior-year period. The effects of percentage depletion, the foreign rate differential, the research and development credit, discrete benefits, and other items were the primary factors for the difference between the effective and statutory rates in the first quarter of 2018 and 2017. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first three months of 2018 and 2017 is as follows:

	First Quarter Ended
	March 30,	March 31,
(Thousands)	2018	2017
Net sales
Performance Alloys and Composites	$118,236	$92,553
Advanced Materials	153,545	114,736
Precision Coatings	31,686	33,380
Other	—	—
Total	$303,467	$240,669

Less: pass-through metal costs
Performance Alloys and Composites	$17,937	$13,342
Advanced Materials	95,262	67,448
Precision Coatings	8,045	10,079
Other	910	819
Total	$122,154	$91,688

Value-added sales
Performance Alloys and Composites	$100,299	$79,211
Advanced Materials	58,283	47,288
Precision Coatings	23,641	23,301
Other	(910)	(819)
Total	$181,313	$148,981
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
Performance Alloys and Composites
First Quarter

	First Quarter Ended
	March 30,	March 31,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$118,236	$92,553	$25,683	28%
Value-added sales	100,299	79,211	21,088	27%
Operating profit	9,861	189	9,672	5,117%
Net sales from the Performance Alloys and Composites segment of $118.2 million in the first quarter of 2018 were 28% higher than net sales of $92.6 million in the first quarter of 2017 primarily due to higher sales volume related to the industrial components, consumer electronics, and commercial aerospace end markets. In addition, the impact of higher pass-through metal prices favorably impacted net sales by approximately $2.3 million.
Value-added sales of $100.3 million in the first quarter of 2018 were 27% higher than value-added sales of $79.2 million in the first quarter of 2017. The increase in value-added sales was driven by performance improvements in commercial execution and stronger demand in the aforementioned end markets of industrial components, consumer electronics, and commercial aerospace, as well as a $3.5 million increase in raw material beryllium hydroxide sales.
Performance Alloys and Composites generated operating profit of $9.9 million in the first quarter of 2018 compared to $0.2 million in the first quarter of 2017. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and improved manufacturing performance.

Advanced Materials
First Quarter

	First Quarter Ended
	March 30,	March 31,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$153,545	$114,736	38,809	34%
Value-added sales	58,283	47,288	10,995	23%
Operating profit	5,898	6,447	(549)	(9)%
Net sales from the Advanced Materials segment of $153.5 million in the first quarter of 2018 were 34% higher than net sales of $114.7 million in the first quarter of 2017 due to higher sales volume. During the first quarter of 2018, the HTB acquisition contributed incremental net sales of $31.6 million. Also, net sales increased due to the favorable impact of pass-through metal prices of $6.7 million.
Value-added sales of $58.3 million in the first quarter of 2018 were 23% higher than value-added sales of $47.3 million in the first quarter of 2017. During the first quarter of 2018, the HTB acquisition contributed incremental value-added sales of $12.2 million. Excluding the HTB acquisition, value-added sales decreased $1.2 million, driven by softer demand in the consumer electronics end market.
The Advanced Materials segment generated operating profit of $5.9 million in the first quarter of 2018 compared to $6.4 million in the first quarter of 2017. Operating profit in the first quarter of 2018 was negatively impacted by unfavorable product mix, particularly within the consumer electronics end market.

Precision Coatings
First Quarter

(Thousands)	First Quarter Ended
	March 30,	March 31,	$	%
	2018	2017	Change	Change
Net sales	$31,686	$33,380	(1,694)	(5)%
Value-added sales	23,641	23,301	340	1%
Operating profit	3,375	2,218	1,157	52%
Net sales from the Precision Coatings segment of $31.7 million in the first quarter of 2018 were 5% lower than net sales of $33.4 million in the first quarter of 2017 primarily due to lower sales volume involving precious metals.
Value-added sales of $23.6 million in the first quarter of 2018 were 1% higher than value-added sales of $23.3 million in the first quarter of 2017. The consumer electronics and defense end markets increased $1.8 million primarily due to success in new product sales. This increase was partially offset by a decrease of $0.7 million in the medical end market due to lower volume in the blood glucose test strip segment of the medical end market.
The Precision Coatings segment generated operating profit of $3.4 million in the first quarter of 2018, compared to an operating profit of $2.2 million in the first quarter of 2017. The increase in operating profit was driven by a combination of cost reduction actions, improved manufacturing performance, and favorable product mix.
Other
First Quarter

(Thousands)	First Quarter Ended
	March 30,	March 31,	$	%
	2018	2017	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(910)	(819)	(91)	11%
Operating loss	(5,883)	(5,167)	(716)	14%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $5.9 million in the first quarter of 2018 increased $0.7 million as compared to $5.2 million in the first quarter of 2017. Corporate costs were approximately 3% of total Company value-added sales in the first quarter of both 2018 and 2017.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 30,	March 31,	$
(Thousands)	2018	2017	Change
Net cash used in operating activities	$(8,175)	$(16,829)	$8,654
Net cash used in investing activities	(9,525)	(22,718)	13,193
Net cash (used in) provided by financing activities	(4,546)	23,736	(28,282)
Effects of exchange rate changes	608	688	(80)
Net change in cash and cash equivalents	$(21,638)	$(15,123)	$(6,515)
Net cash used in operating activities totaled $8.2 million in the first three months of 2018 versus $16.8 million in the comparable prior-year period. Higher net income of $7.5 million and working capital efficiencies offset by higher pension contributions resulted in a decrease in cash used for operating activities in the first three months of 2018 compared to the prior-year period.
Working capital requirements used cash of $19.8 million during the first three months of 2018 compared to a use of $24.1 million in the first three months of 2017. Cash flows used for accounts receivable were $5.1 million less than the prior-year period. Our three-month trailing days sales outstanding (DSO) was approximately 39 days at March 30, 2018 versus 37 days at December 31, 2017. Inventory levels decreased, primarily in our Performance Alloys and Composites segment, due to working capital initiatives resulting in cash provided of $5.0 million at March 30, 2018 versus cash used of $9.6 million in the prior year-period. Cash flows from accounts payable and accrued expenses used cash of $16.3 million compared $0.8 million in the prior-year period primarily due to higher incentive compensation payments and the HTB acquisition.
Net cash used in investing activities was $9.5 million in the first three months of 2018 compared to $22.7 million in the prior-year period. The decrease is primarily due to the $16.4 million payment for the HTB acquisition made in the first quarter of 2017, partially offset by higher payments for property, plant, and equipment and mine development of $3.2 million.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2018, the Company expects payments for property, plant, and equipment to be approximately $30.0 to $35.0 million and mine development expenditures to be approximately $5.0 to $10.0 million.
Net cash used in financing activities totaled $4.5 million in the first three months of 2018 versus $23.7 million provided by financing activities in the comparable prior-year period primarily due to higher net borrowings in the first quarter of 2017 compared to 2018.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At March 30, 2018, cash and cash equivalents held by our foreign operations totaled $12.2 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of March 30, 2018 and December 31, 2017 is as follows:

	March 30,	December 31,
(Thousands)	2018	2017
Total outstanding debt	$3,629	$3,818
Cash	20,206	41,844
Net debt (cash)	(16,577)	(38,026)
Available borrowing capacity	$272,897	$254,777
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
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the increase in the available borrowing capacity at March 30, 2018 as compared to December 31, 2017 was due to increased earnings before interest, income taxes, depreciation and amortization on a trailing 12-month basis.
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
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 30, 2018 and December 31, 2017. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result, we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $165.8 million as of March 30, 2018. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. In the first three months of 2018, we did not repurchase any of our common shares. Since the approval of the repurchase plan, we have purchased 1,082,264 shares at a total cost of $34.3 million.
In the first quarter of 2018, we paid cash dividends of $2.0 million on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $376.7 million as of March 30, 2018, versus $320.0 million as of December 31, 2017. We were in compliance with all of the covenants contained in the consignment agreements as of March 30, 2018 and December 31, 2017. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2017. Significant changes to our critical accounting estimates as a result of adopting Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), are discussed below.

Revenue Recognition
Net sales consist primarily of revenue from the sale of precious and non-precious specialty metals, beryllium and copper-based alloys, beryllium composites, and other products into numerous end markets. The Company requires an agreement with a customer that creates enforceable rights and performance obligations. We recognize revenue, in an amount that reflects the consideration to which the Company expects to be entitled, when we satisfy a performance obligation by transferring control of a product to the customer. The core principle of ASC 606 is supported by five steps which are outlined below with management's judgment in applying each.

1) Identify the contract with a customer
A contract with a customer exists when the Company enters into an enforceable contract with a customer that identifies each party’s rights regarding the products to be transferred and the related payment terms related to these services, the contract has commercial substance, and the Company determines that collection of substantially all consideration for products that are transferred is probable based on the customer’s intent and ability to pay.

Management exercises judgment in its assessment that it is probable that the Company will collect substantially all of the payment attributed to products or services that will be transferred to our customers. We regularly review the creditworthiness of our customers considering such factors as historical collection experience, a customer’s current credit standing, the age of accounts receivable balances, and general economic conditions that may affect a customer’s ability to pay. If after we have recognized revenue, collectability of an account receivable becomes doubtful, we establish appropriate allowances and reserves against accounts receivable with respect to the previously recognized revenue that remains uncollected. Allowances and reserves against accounts receivable are maintained for estimated probable losses and are sufficient enough to ensure that accounts receivable are stated at amounts that are considered collectible.

If management forms a judgment that a particular customer’s financial condition has deteriorated but decides to deliver products or services to the customer, we will defer recognizing revenue relating to products sold to that customer until collectability is reasonably assured, which typically coincides with the collection of cash.

The Company recognizes revenue net of reserves for price adjustments, returns, and prompt payment discounts. Management generally estimates this amount using the expected value method. The Company has sufficient experience with our customers that provide predictive value that the reserves recorded are appropriate.

2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the product is separately identifiable from other promises in the contract.
Certain of the Company’s contracts with customers contain multiple performance obligations. As a result, management utilizes judgment to determine the appropriate accounting, including whether multiple promised products or services in a contract should be accounted for separately or as a group, how the consideration should be allocated among the performance obligations, and when to recognize revenue upon satisfaction of the performance obligations.
3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. The vast majority of our contracts contain fixed consideration terms. However, the Company also has contracts with customers that include variable consideration. Volume discounts and rebates are offered as an incentive to encourage additional purchases and customer loyalty. Volume discounts and rebates typically require a customer to purchase a specified quantity of products, after which the price of additional products decreases. These contracts include variable consideration because the total amount to be paid by the customer is not known at contract inception and is affected by the quantity of products ultimately purchased. As a result, management applies judgment to estimate the volume discounts based on experience with similar contracts, customers, and current sales forecasts. Also, the Company has contracts, primarily relating to its precious metal products, where the transaction price includes variable consideration at contract inception because it is calculated based on a commodity index at a specified date. Management exercises judgment to determine the minimum amount to be included in the transaction price. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on the relative standalone selling price. The Company typically determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, management uses judgment to estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Management applies the principle of control to determine whether the customer obtains control of a product as it is created and if revenue should be recognized over time. The vast majority of the Company's performance obligations are satisfied at a point in time when control of the product transfers to the customer. Control of the product is generally transferred to the customer when the Company has a present right to payment, the customer has legal title, the customer has physical possession, the customer has the significant risks and rewards of ownership, and the customer has accepted the product.

However, for certain contracts, particularly relating to the U.S. government and relating to specialized products with no alternative use, we generally recognize revenue over time as we procure the product because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by a termination for convenience clause in the contract that allows the customer to unilaterally terminate the contract, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. We generally use the cost-to-cost measure of progress for these contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on the related contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Therefore, revenue is recognized proportionally as costs are incurred for these contracts.

Other considerations
We receive payment from customers equal to the invoice price for most of our sales transactions.

Returned products are generally not accepted unless the customer notifies the Company in writing, and we authorize the product return by the customer.

Unearned revenue is recorded cash consideration from customers in advance of the shipment of the goods, which is a liability on our Consolidated Balance Sheets. This contract liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the Company has transferred control of the product to the customer. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid relating to contracts with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. Refer to Note B of the Consolidated Financial Statement for additional details on our contract balances.

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 30, 2018 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 30, 2018.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company adopted the new revenue recognition guidance under ASC 606 on January 1, 2018. Although ASC 606 is not expected to have a material impact on the Company’s financial results, changes to the Company’s processes and controls related to revenue recognition were implemented.  These changes included creating new accounting policies based on the five-step model of ASC 606, implementing ongoing contract review requirements, and gathering information necessary for disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 2, 2018	4,495	$51.86	—	$15,703,744
February 3 through March 2, 2018	15,038	50.89	—	15,703,744
March 3 through March 30, 2018	22,504	50.42	—	15,703,744
Total	42,037	$50.75	—	$15,703,744

(1)
Includes 4,495, 15,038, and 22,504 shares surrendered to the Company in January, February, and March, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. We did not repurchase any shares under this program during the first quarter of 2018. As of March 30, 2018, $15.7 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	Form of 2018 Restricted Stock Unit Agreement*
10.2	Form of 2018 Performance-Based Restricted Stock Unit Agreement*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 30, 2018*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 26, 2018
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)