Form 10-Q
period 2018-06-29
MATERION Corp
filed 2018-07-26
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018

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

Number of Shares of Common Stock, without par value, outstanding at June 29, 2018: 20,235,856.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$309,085	$295,842	$612,552	$536,511
Cost of sales	247,247	241,064	492,434	438,577
Gross margin	61,838	54,778	120,118	97,934
Selling, general, and administrative expense	38,473	37,928	76,935	71,449
Research and development expense	3,860	3,544	7,503	6,674
Other—net	4,313	3,204	7,237	6,022
Operating profit	15,192	10,102	28,443	13,789
Interest expense—net	667	695	1,397	1,188
Other non-operating expense—net	437	368	879	635
Income before income taxes	14,088	9,039	26,167	11,966
Income tax expense	2,944	1,726	4,459	1,603
Net income	$11,144	$7,313	$21,708	$10,363
Basic earnings per share:
Net income per share of common stock	$0.55	$0.37	$1.08	$0.52
Diluted earnings per share:
Net income per share of common stock	$0.54	$0.36	$1.05	$0.51
Cash dividends per share	$0.105	$0.100	$0.205	$0.195
Weighted-average number of shares of common stock outstanding:
Basic	20,221	20,012	20,178	19,991
Diluted	20,593	20,347	20,583	20,348

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands)	2018	2017	2018	2017
Net income	$11,144	$7,313	$21,708	$10,363
Other comprehensive income (loss):
Foreign currency translation adjustment	(944)	275	169	1,378
Derivative and hedging activity, net of tax	1,763	(174)	1,088	(635)
Pension and post-employment benefit adjustment, net of tax	1,296	759	2,574	1,516
Other comprehensive income	2,115	860	3,831	2,259
Comprehensive income	$13,259	$8,173	$25,539	$12,622

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 29,	Dec. 31,
(Thousands)	2018	2017
Assets
Current assets
Cash and cash equivalents	$42,895	$41,844
Accounts receivable	135,699	124,014
Inventories	209,204	220,352
Prepaid and other current assets	19,617	24,733
Total current assets	407,415	410,943
Long-term deferred income taxes	16,588	17,047
Property, plant, and equipment	894,306	891,789
Less allowances for depreciation, depletion, and amortization	(637,730)	(636,211)
Property, plant, and equipment—net	256,576	255,578
Intangible assets—net	7,899	9,847
Other assets	6,991	6,992
Goodwill	90,697	90,677
Total Assets	$786,166	$791,084
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$798	$777
Accounts payable	46,240	49,059
Salaries and wages	32,299	42,694
Other liabilities and accrued items	27,182	28,044
Income taxes	2,994	1,084
Unearned revenue	7,576	5,451
Total current liabilities	117,089	127,109
Other long-term liabilities	14,203	14,895
Capital lease obligations	15,896	16,072
Retirement and post-employment benefits	80,944	93,225
Unearned income	34,734	36,905
Long-term income taxes	4,896	4,857
Long-term deferred income taxes	210	213
Long-term debt	2,453	2,827
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at June 29 and December 31)	230,763	223,484
Retained earnings	553,523	536,116
Common stock in treasury (6,912 shares at June 29 and 7,042 shares at December 31)	(173,825)	(166,128)
Accumulated other comprehensive loss	(99,106)	(102,937)
Other equity transactions	4,386	4,446
Total shareholders' equity	515,741	494,981
Total Liabilities and Shareholders’ Equity	$786,166	$791,084
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 29,	June 30,
(Thousands)	2018	2017
Cash flows from operating activities:
Net income	$21,708	$10,363
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation, depletion, and amortization	18,349	20,725
Amortization of deferred financing costs in interest expense	514	440
Non-cash compensation expense	5,412	5,816
Deferred income tax expense	429	658
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(12,060)	(30,882)
Decrease (increase) in inventories	10,428	(6,498)
Decrease (increase) in prepaid and other current assets	4,928	(9,267)
Increase (decrease) in accounts payable and accrued expenses	(14,189)	15,519
Increase (decrease) in unearned revenue	2,132	1,685
Increase (decrease) in interest and taxes payable	2,084	(1,115)
Domestic pension plan contributions	(13,000)	(4,000)
Other-net	2,569	(3,141)
Net cash provided by operating activities	29,304	303
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(17,153)	(11,252)
Payments for mine development	(3,425)	(509)
Payments for acquisition	—	(16,504)
Proceeds from sale of property, plant, and equipment	27	27
Net cash used in investing activities	(20,551)	(28,238)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	2,387
Proceeds from issuance of long-term debt	—	45,000
Repayment of long-term debt	(383)	(25,362)
Principal payments under capital lease obligations	(425)	(383)
Cash dividends paid	(4,137)	(3,899)
Deferred financing costs	—	(300)
Repurchase of common stock	—	(1,086)
Payments of withholding taxes for stock-based compensation awards	(2,765)	(2,302)
Net cash (used in) provided by financing activities	(7,710)	14,055
Effects of exchange rate changes	8	913
Net change in cash and cash equivalents	1,051	(12,967)
Cash and cash equivalents at beginning of period	41,844	31,464
Cash and cash equivalents at end of period	$42,895	$18,497

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
New Pronouncements Adopted: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the period. This ASU requires non-service cost components of net benefit cost to be presented in a caption below the Company's Operating profit and allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments were applied retrospectively for the presentation of service cost and other components of net benefit cost on the income statement and prospectively for the capitalization of service cost and net periodic postretirement benefits in assets. The application of ASU 2017-07 resulted in an increase to Operating profit of $0.4 million and $0.6 million for the second quarter and first six months of 2017, respectively, which was offset by a corresponding increase in Other non-operating expense, net. The adoption of this ASU did not have a material effect on the Company's financial condition or liquidity. The Company utilized this ASU's practical expedient, which permits the Company to use the amounts disclosed in its Pensions and Other Post-employment Benefits note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.

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

The adoption of the standard did not have a material impact to the Company's consolidated financial statements. Refer to Note B for additional disclosures relating to ASC 606.

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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at June 29, 2018. Remaining performance obligations include noncancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at June 29, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $36.0 million, of which $7.5 million will be recognized in 2018.
Contract Costs: The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs primarily relate to sales commissions, which are included in selling, general, and administrative expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	June 29, 2018	January 1, 2018	$ change	% change
Accounts receivable, trade	$128,450	$122,393	$6,057	5%
Unbilled receivables	6,341	2,658	3,683	139%
Unearned revenue	7,576	5,451	2,125	39%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the second quarter and first six months of 2018.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations.

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

No material measurement period adjustments were recorded upon finalizing the purchase price allocation in the first quarter of 2018.

Note D — Segment Reporting

The Company has the following reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Company’s reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance.
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Second Quarter 2018
Net sales	$129,765	$150,324	$28,996	$—	$309,085
Intersegment sales	3	11,400	—	—	11,403
Value-added sales	110,150	57,267	23,393	(908)	189,902
Operating profit (loss)	12,309	5,572	2,233	(4,922)	15,192
Second Quarter 2017
Net sales	$108,541	$157,044	$30,257	$—	$295,842
Intersegment sales	4	13,247	—	—	13,251
Value-added sales	92,686	62,041	22,613	(1,241)	176,099
Operating profit (loss)	5,548	8,670	2,314	(6,430)	10,102

First Six Months 2018
Net sales	$248,001	$303,869	$60,682	$—	$612,552
Intersegment sales	31	23,052	—	—	23,083
Value-added sales	210,449	115,550	47,034	(1,818)	371,215
Operating profit (loss)	22,170	11,470	5,608	(10,805)	28,443
First Six Months 2017
Net sales	$201,094	$271,780	$63,637	$—	$536,511
Intersegment sales	59	29,694	—	—	29,753
Value-added sales	171,897	109,329	45,914	(2,060)	325,080
Operating profit (loss)	5,737	15,117	4,532	(11,597)	13,789

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2018:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Second Quarter 2018
End Market
Consumer Electronics	$26,469	$88,230	$5,035	$—	$119,734
Industrial Components	25,025	11,501	2,900	—	39,426
Energy	10,202	16,311	8	—	26,521
Automotive Electronics	19,879	—	469	—	20,348
Defense	14,932	3,353	4,887	—	23,172
Medical	1,816	4,712	14,455	—	20,983
Telecom Infrastructure	10,890	7,968	—	—	18,858
Other	20,552	18,249	1,242	—	40,043
Total	$129,765	$150,324	$28,996	$—	$309,085

First Six Months 2018
End Market
Consumer Electronics	$51,827	$170,280	$9,314	$—	$231,421
Industrial Components	53,546	24,800	5,392	—	83,738
Energy	18,006	39,747	8	—	57,761
Automotive Electronics	38,849	—	691	—	39,540
Defense	21,554	7,838	9,202	—	38,594
Medical	3,559	9,121	33,525	—	46,205
Telecom Infrastructure	18,984	15,325	59	—	34,368
Other	41,676	36,758	2,491	—	80,925
Total	$248,001	$303,869	$60,682	$—	$612,552
Intersegment sales are eliminated in consolidation.

Note E — Other-net
Other-net expense for the second quarter and first six months of 2018 and 2017 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands)	2018	2017	2018	2017
Metal consignment fees	$2,588	$2,062	$5,017	$3,747
Amortization of intangible assets	561	1,232	1,334	2,277
Foreign currency exchange/translation (gain)	1,230	(336)	1,219	(593)
Net (gain) loss on disposal of fixed assets	(3)	119	23	147
Other items	(63)	127	(356)	444
Total	$4,313	$3,204	$7,237	$6,022

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA includes a number of provisions, including: (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT, a new minimum tax); (4) a general elimination of the U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; and (8) limitations on the deductibility of certain executive compensation.

The Company recorded income tax expense of $2.9 million in the second quarter of 2018, an effective tax rate of 20.9% against income before income taxes, and income tax expense of $1.7 million in the second quarter of 2017, an effective tax rate of 19.1% against income before income taxes.

In the first six months of 2018, income tax expense of $4.5 million was calculated using an effective tax rate of 17.0%, while income tax expense of $1.6 million in the first six months of 2017 was calculated using an effective tax rate of 13.4%.

In the second quarter and first six months of 2018, income tax expense differed from the U.S. Federal statutory income tax rate of 21% primarily due to the impact of foreign losses in jurisdictions that will not result in tax benefits, percentage depletion, U.S. research and development credit, the new GILTI income inclusion, the new executive compensation limitations, and a discrete tax adjustment of $0.1 million. The Company does not expect to incur a new BEAT minimum tax or an interest expense limitation.

In the second quarter and first six months of 2017, income tax expense differed from the U.S Federal statutory income tax rate of 35% primarily due to the impact of percentage depletion, foreign rate differential, U.S. research and development credit, and a discrete tax benefit of $0.7 million related to officer compensation and the adoption of ASU 2016-09, Improvements to Employee Share-based Payment Accounting.

As disclosed in Note G (Income Taxes) in the Company's 2017 Annual Report on Form 10-K, the Company was able to reasonably estimate certain TCJA effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax asset and liabilities. As of the second quarter of 2018, the Company's accounting for the TCJA is incomplete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) continue to be provisional.

The Company has not made any additional measurement-period adjustments related to the transition tax during 2018 because the calculation of the total post-1986 earnings and profits (E&P) for these foreign subsidiaries has not yet been completed. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company was able to reasonably estimate the remeasurement of certain deferred tax asset and liabilities at an initial provisional amount to be $5.0 million of additional income tax expense for the year ended December 31, 2017. The total adjustment to tax expense related to the remeasurement of certain deferred tax asset and liabilities that has been recorded to date is $4.4 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the tax expense related to remeasurement. The accounting for this item is not yet complete because judgment is required with respect to the timing and deductibility of certain expenses in the Company’s income tax return.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of the Accounting Standards Codification 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the deferred method). The Company's selection of an accounting policy related to the new GILTI tax rules will depend on a number of different aspects of the estimated long-term effects of this provision under the TCJA. Therefore, the Company has not recorded any potential deferred tax effects related to the GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for 2018.

Note G — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands, except per share amounts)	2018	2017	2018	2017
Numerator for basic and diluted EPS:
Net income	$11,144	$7,313	$21,708	$10,363
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,221	20,012	20,178	19,991
Effect of dilutive securities:
Stock appreciation rights	166	125	185	152
Restricted stock units	75	102	85	102
Performance-based restricted stock units	131	108	135	103
Diluted potential common shares	372	335	405	357
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,593	20,347	20,583	20,348
Basic EPS	$0.55	$0.37	$1.08	$0.52
Diluted EPS	$0.54	$0.36	$1.05	$0.51

Securities totaling 65,112 and 349,068 for the quarters ended June 29, 2018 and June 30, 2017, respectively, and 65,112 and 382,426 for the six months ended June 29, 2018 and June 30, 2017, respectively, were excluded from the dilution calculation as their effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note H — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 29,	December 31,
(Thousands)	2018	2017
Raw materials and supplies	$40,550	$42,958
Work in process	176,216	187,719
Finished goods	41,017	34,418
Subtotal	$257,783	$265,095
Less: LIFO reserve balance	48,579	44,743
Inventories	$209,204	$220,352
The liquidation of last in, first out (LIFO) inventory layers increased cost of sales by $0.1 million in both the second quarter and first six months of 2018. In both the second quarter and first six months of 2017, cost of sales was increased by $0.2 million.

Note I — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the second quarter and first six months of 2018 and 2017 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit)
Service cost	$1,674	$1,777	$28	$23
Interest cost	2,397	2,370	99	99
Expected return on plan assets	(3,697)	(3,378)	—	—
Amortization of prior service benefit	(30)	(73)	(374)	(374)
Amortization of net loss	1,959	1,611	—	—
Net periodic benefit cost (benefit)	$2,303	$2,307	$(247)	$(252)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit)
Service cost	$3,348	$3,496	$56	$46
Interest cost	4,794	4,726	198	198
Expected return on plan assets	(7,394)	(6,743)	—	—
Amortization of prior service benefit	(61)	(194)	(749)	(748)
Amortization of net loss	3,919	3,198	—	—
Net periodic benefit cost (benefit)	$4,606	$4,483	$(495)	$(504)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company made contributions to the domestic defined benefit pension plan of $13.0 million and $4.0 million in the first six months of 2018 and 2017, respectively.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2018 and 2017 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at March 30, 2018	$326	$(238)	$88	$(98,314)	$(2,995)	$(101,221)
Other comprehensive income (loss) before reclassifications	871	635	1,506	—	(944)	562
Amounts reclassified from accumulated other comprehensive income	42	23	65	1,622	—	1,687
Net current period other comprehensive income (loss) before tax	913	658	1,571	1,622	(944)	2,249
Deferred taxes	(343)	151	(192)	326	—	134
Net current period other comprehensive income (loss) after tax	1,256	507	1,763	1,296	(944)	2,115
Balance at June 29, 2018	$1,582	$269	$1,851	$(97,018)	$(3,939)	$(99,106)

Balance at March 31, 2017	$1,476	$(100)	$1,376	$(81,601)	$(4,557)	$(84,782)
Other comprehensive income (loss) before reclassifications	(629)	393	(236)	—	275	39
Amounts reclassified from accumulated other comprehensive income	47	(88)	(41)	1,156	—	1,115
Net current period other comprehensive income (loss) before tax	(582)	305	(277)	1,156	275	1,154
Deferred taxes	(215)	112	(103)	397	—	294
Net current period other comprehensive income (loss) after tax	(367)	193	(174)	759	275	860
Balance at June 30, 2017	$1,109	$93	$1,202	$(80,842)	$(4,282)	$(83,922)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2017	$959	$(196)	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(327)	444	117	—	169	286
Amounts reclassified from accumulated other comprehensive income	419	159	578	3,248	—	3,826
Net current period other comprehensive income before tax	92	603	695	3,248	169	4,112
Deferred taxes	(531)	138	(393)	674	—	281
Net current period other comprehensive income after tax	623	465	1,088	2,574	169	3,831
Balance at June 29, 2018	$1,582	$269	$1,851	$(97,018)	$(3,939)	$(99,106)

Balance at December 31, 2016	$1,837	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(881)	235	(646)	—	1,378	732
Amounts reclassified from accumulated other comprehensive income	(214)	(88)	(302)	2,309	—	2,007
Net current period other comprehensive income (loss) before tax	(1,095)	147	(948)	2,309	1,378	2,739
Deferred taxes	(367)	54	(313)	793	—	480
Net current period other comprehensive income (loss) after tax	(728)	93	(635)	1,516	1,378	2,259
Balance at June 30, 2017	$1,109	$93	$1,202	$(80,842)	$(4,282)	$(83,922)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.7 million and $5.2 million in the second quarter and first six months of 2018, respectively, compared to $2.4 million and $4.7 million in the same periods of 2017.
The Company granted 65,112 stock appreciation rights (SARs) to certain employees during the first six months of 2018. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended June 29, 2018 were $50.35 and $15.73, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	2.58%
Dividend yield	0.8%
Volatility	31.9%
Expected term (in years)	5.5
The Company granted 59,222 stock-settled restricted stock units (RSUs) to certain employees and 14,728 stock-settled RSUs to non-employee directors during the first six months of 2018. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $50.35 and $51.60 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the six months ended June 29, 2018. RSUs are expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2018. The weighted-average fair value of the stock-settled PRSUs was $50.35 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At June 29, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $9.7 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 29, 2018 and December 31, 2017:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2018	2017	2018	2017	2018	2017	2018	2017
Financial Assets
Deferred compensation investments	$2,420	$2,310	$2,420	$2,310	$—	$—	$—	$—
Foreign currency forward contracts	817	254	—	—	817	254	—	—
Precious metal swaps	347	14	—	—	347	14	—	—
Total	$3,584	$2,578	$2,420	$2,310	$1,164	$268	$—	$—
Financial Liabilities
Deferred compensation liability	$2,420	$2,310	$2,420	$2,310	$—	$—	$—	$—
Foreign currency forward contracts	23	201	—	—	23	201	—	—
Precious metal swaps	—	269	—	—	—	269	—	—
Total	$2,443	$2,780	$2,420	$2,310	$23	$470	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of June 29, 2018 and December 31, 2017.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments and balance sheet classification as of June 29, 2018 and December 31, 2017:

	June 29, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts - euro
Prepaid expenses	$25,377	$559	$13,981	$127
Other liabilities and accrued items	—	—	—	—
Total	$25,377	$559	$13,981	$127
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included foreign currency gains relating to these derivatives of $1.6 million and $1.1 million during the second quarter and first six months of 2018, respectively, compared to foreign currency losses of $0.5 million and $0.6 million during the same periods in 2017, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges and balance sheet classification as of June 29, 2018 and December 31, 2017:

	June 29, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$847	$29	$5,673	$91
Foreign currency forward contracts - euro	9,387	229	5,026	36
Precious metal swaps	8,548	322	—	—
Total	18,782	580	10,699	127

Other assets
Precious metal swaps	540	25	880	14
Total	540	25	880	14

Other liabilities and accrued items
Foreign currency forward contracts - yen	2,158	(19)	—	—
Foreign currency forward contracts - euro	819	(4)	13,583	(201)
Precious metal swaps	188	—	10,067	(255)
Total	3,165	(23)	23,650	(456)

Other long-term liabilities
Precious metal swaps	—	—	789	(14)
Total	$22,487	$582	$36,018	$(329)
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in the second quarter and first six months of 2018 or 2017.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first six months of 2018 and 2017 totaled an increase of $0.1 million and a decrease of $0.6 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of June 29, 2018 to the Consolidated Statements of Income within the next 18-month period. Refer to Note J for additional OCI details.

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.4 million at June 29, 2018 and $6.5 million at December 31, 2017. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

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

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	June 29,	June 30,	$	%
(Thousands, except per share data)	2018	2017	Change	Change
Net sales	$309,085	$295,842	$13,243	4%
Value-added sales	189,902	176,099	13,803	8%
Gross margin	61,838	54,778	7,060	13%
Gross margin as a % of value-added sales	33%	31%	N/A	N/A
Selling, general, and administrative (SG&A) expense	38,473	37,928	545	1%
SG&A expense as a % of value-added sales	20%	22%	N/A	N/A
Research and development (R&D) expense	3,860	3,544	316	9%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	4,313	3,204	1,109	35%
Operating profit	15,192	10,102	5,090	50%
Interest expense—net	667	695	(28)	(4)%
Other non-operating expense—net	437	368	69	19%
Income before income taxes	14,088	9,039	5,049	56%
Income tax expense	2,944	1,726	1,218	N/A
Net income	$11,144	$7,313	$3,831	52%

Diluted earnings per share	$0.54	$0.36	$0.18	50%
N/A = Not Applicable

Net sales of $309.1 million in the second quarter of 2018 were $13.3 million higher than the $295.8 million recorded in the second quarter of 2017. The increase in net sales was primarily due to new product sales, improved product mix, and end-market demand within our Performance Alloys and Composites segment. Also, the change in precious metal and copper prices of $6.0 million favorably impacted net sales.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $189.9 million in the second quarter of 2018 increased $13.8 million, or 8% compared to the second quarter of 2017. The increase in value-added sales was primarily driven by new product sales, improved product mix, and improved end-market demand, particularly in the consumer electronics and defense end markets.

Gross margin in the second quarter of 2018 was $61.8 million, or $7.0 million higher than the $54.8 million gross margin recorded during the second quarter of 2017. Gross margin expressed as a percentage of value-added sales increased to 33% in the second quarter of 2018 from 31% in the second quarter of 2017 primarily due to increased profitability from sales growth and improved product mix.

SG&A expense was $38.5 million in the second quarter of 2018, compared to $37.9 million recorded in the second quarter of 2017. The increase in SG&A for the second quarter of 2018 was driven by investments to execute our strategic initiatives. SG&A expense as a percentage of value-added sales decreased to 20% compared to 22% for the second quarter of 2017 due to leveraging growth in net sales.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the second quarter of both 2018 and 2017.

Other-net was $4.3 million of expense in the second quarter of 2018, or a $1.1 million increase from the second quarter of 2017. The increase is primarily due to $1.2 million of foreign exchange losses recognized in the second quarter of 2018, compared to $0.3 million of foreign exchange gains recognized in the second quarter of 2017, as well as a $0.5 million increase in metal consignment fees. These increases were partially offset by a $0.7 million decrease in intangible asset amortization. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.7 million in the second quarter of both 2018 and 2017.

Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note I to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the second quarter of 2018 was $2.9 million, compared to $1.7 million in the second quarter of 2017. The effective tax rate for the second quarter of 2018 was 20.9% compared to an effective tax rate of 19.1% in the prior-year period. The effects of loss jurisdictions, percentage depletion, the foreign rate differential, the research and development credit, discrete benefits, and other items were the primary factors for the difference between the effective and statutory rates in the second quarter of 2018 and 2017. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Six Months

	Six Months Ended
	June 29,	June 30,	$	%
(Thousands, except per share data)	2018	2017	Change	Change
Net sales	$612,552	$536,511	$76,041	14%
Value-added sales	371,215	325,080	46,135	14%
Gross margin	120,118	97,934	22,184	23%
Gross margin as a % of value-added sales	32%	30%	N/A	N/A
SG&A expense	76,935	71,449	5,486	8%
SG&A expense as a % of value-added sales	21%	22%	N/A	N/A
R&D expense	7,503	6,674	829	12%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	7,237	6,022	1,215	20%
Operating profit	28,443	13,789	14,654	106%
Interest expense—net	1,397	1,188	209	18%
Other non-operating expense—net	879	635	244	38%
Income before income taxes	26,167	11,966	14,201	119%
Income tax expense	4,459	1,603	2,856	178%
Net income	$21,708	$10,363	$11,345	109%

Diluted earnings per share	$1.05	$0.51	$0.54	106%
N/A = Not Applicable

Net sales of $612.6 million in the first six months of 2018 were $76.1 million higher than the $536.5 million recorded in the first six months of 2017. The increase in net sales was primarily due to new product sales, improved product mix, and end-market demand within our Performance Alloys and Composites segment. Also, during the first six months of 2018, $30.3 million of incremental net sales were attributable to the high-performance target materials business of the Heraeus Group (HTB). Additionally, the change in precious metal and copper prices of $15.7 million favorably impacted net sales.

Value-added sales of $371.2 million in the first six months of 2018 increased $46.1 million, or 14% compared to the first six months of 2017. The increase was primarily driven by new product sales, improved product mix, and end-market demand, particularly in the consumer electronics, industrial components, energy, and defense end markets. In addition, during the first six months of 2018, the HTB acquisition contributed incremental value-added sales of $13.5 million.

Gross margin of $120.1 million in the first half of 2018 was $22.2 million higher than the $97.9 million gross margin recorded during the first half of 2017. Gross margin expressed as a percentage of value-added sales increased to 32% in the first half of 2018 from 30% in the first half of 2017 primarily due to increased profitability from sales growth and improved product mix.

SG&A expense was $76.9 million in the first half of 2018, or $5.5 million higher than the $71.4 million recorded in the first half of 2017. The increase in SG&A expense was driven by investments to execute our strategic initiatives and variable costs associated with driving top-line growth. SG&A as a percentage of value-added sales decreased to 21% compared to 22% for the first half of 2017 due to the growth in net sales.

R&D expense was flat as a percentage of value-added sales at approximately 2% in the first six months of both 2018 and 2017.

Other-net was $7.2 million of expense in the first half of 2018, or a $1.2 million increase from the first half of 2017. The increase is primarily due to $1.2 million of foreign exchange losses recognized in the first half of 2018, compared to $0.6 million of foreign exchange gains recognized in the first half of 2017. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $1.4 million and $1.2 million in the first half of 2018 and 2017, respectively. The increase is primarily due to a capital lease entered into in 2017 in connection with the HTB acquisition.

Other non-operating expense-net. Refer to Note I to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the first six months of 2018 was $4.5 million, compared to $1.6 million in the first six months of 2017. The effective tax rate for the first half of 2018 was 17.0% compared to an effective tax rate of 13.4% in the prior-year period. The effects of loss jurisdictions, percentage depletion, the foreign rate differential, the research and development credit, discrete benefits, and other items were the primary factors for the difference between the effective and statutory rates in the first half of 2018 and 2017. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2018 and 2017 is as follows:

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(Thousands)	2018	2017	2018	2017
Net sales
Performance Alloys and Composites	$129,765	$108,541	$248,001	$201,094
Advanced Materials	150,324	157,044	303,869	271,780
Precision Coatings	28,996	30,257	60,682	63,637
Other	—	—	—	—
Total	$309,085	$295,842	$612,552	$536,511

Less: pass-through metal costs
Performance Alloys and Composites	$19,615	$15,855	$37,552	29,197
Advanced Materials	93,057	95,003	188,319	162,451
Precision Coatings	5,603	7,644	13,648	17,723
Other	908	1,241	1,818	2,060
Total	$119,183	$119,743	$241,337	$211,431

Value-added sales
Performance Alloys and Composites	$110,150	$92,686	$210,449	$171,897
Advanced Materials	57,267	62,041	115,550	109,329
Precision Coatings	23,393	22,613	47,034	45,914
Other	(908)	(1,241)	(1,818)	(2,060)
Total	$189,902	$176,099	$371,215	$325,080
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
Performance Alloys and Composites
Second Quarter

	Second Quarter Ended
	June 29,	June 30,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$129,765	$108,541	$21,224	20%
Value-added sales	110,150	92,686	17,464	19%
Operating profit	12,309	5,548	6,761	122%
Net sales from the Performance Alloys and Composites segment of $129.8 million in the second quarter of 2018 were 20% higher than net sales of $108.5 million in the second quarter of 2017 primarily due to higher sales volume related to the defense, energy, and consumer electronics end markets. In addition, the impact of higher pass-through metal prices favorably impacted net sales by approximately $1.7 million.
Value-added sales of $110.2 million in the second quarter of 2018 were 19% higher than value-added sales of $92.7 million in the second quarter of 2017. The increase in value-added sales was driven by performance improvements in commercial execution and stronger demand in the aforementioned end markets of defense, energy, and consumer electronics.
Performance Alloys and Composites generated operating profit of $12.3 million in the second quarter of 2018 compared to $5.5 million in the second quarter of 2017. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and improved manufacturing performance.

Six Months

	Six Months Ended
	June 29,	June 30,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$248,001	$201,094	$46,907	23%
Value-added sales	210,449	171,897	38,552	22%
Operating profit	22,170	5,737	16,433	286%
Net sales from the Performance Alloys and Composites segment of $248.0 million in the first six months of 2018 were 23% higher than net sales of $201.1 million in the first six months of 2017 primarily due to higher sales volume related to the industrial components, defense, consumer electronics, and energy end markets. In addition, the impact of higher pass-through metal prices favorably impacted net sales by approximately $4.0 million.
Value-added sales of $210.4 million in the first six months of 2018 were 22% higher than value-added sales of $171.9 million in the first six months of 2017. The increase in value-added sales was driven by performance improvements in commercial execution and stronger demand in the aforementioned end markets of industrial components, defense, consumer electronics, and energy.
Performance Alloys and Composites generated operating profit of $22.2 million in the first six months of 2018 compared to $5.7 million in the first six months of 2017. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and improved manufacturing performance.

Advanced Materials
Second Quarter

	Second Quarter Ended
	June 29,	June 30,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$150,324	$157,044	(6,720)	(4)%
Value-added sales	57,267	62,041	(4,774)	(8)%
Operating profit	5,572	8,670	(3,098)	(36)%
Net sales from the Advanced Materials segment of $150.3 million in the second quarter of 2018 were 4% lower than net sales of $157.0 million in the second quarter of 2017. The favorable impact of pass-through metal prices of $3.7 million was more than offset by lower sales volume and customer mix.
Value-added sales of $57.3 million in the second quarter of 2018 were 8% lower than value-added sales of $62.0 million in the second quarter of 2017, driven by softer demand in certain subsegments of the consumer electronics end market.
The Advanced Materials segment generated operating profit of $5.6 million in the second quarter of 2018 compared to $8.7 million in the second quarter of 2017. Operating profit in the second quarter of 2018 was negatively impacted by unfavorable product mix, particularly within the consumer electronics end market, and integration expenses related to the move of the HTB business in Germany to a new state-of-the-art facility.

Six Months

	Six Months Ended
	June 29,	June 30,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$303,869	$271,780	32,089	12%
Value-added sales	115,550	109,329	6,221	6%
Operating profit	11,470	15,117	(3,647)	(24)%
Net sales from the Advanced Materials segment of $303.9 million in the first half of 2018 were 12% higher than net sales of $271.8 million in the first half of 2017 due to incremental net sales from the HTB acquisition of $30.3 million. The favorable impact of pass-through metal prices of $10.1 million was offset by lower sales volume in the base business and customer mix.
Value-added sales of $115.6 million in the first six months of 2018 were 6% higher than value-added sales of $109.3 million in the first six months of 2017. During the first six months of 2018, the HTB acquisition contributed incremental value-added sales of $13.5 million. Excluding the HTB acquisition, value-added sales decreased $7.3 million, driven by softer demand in the consumer electronics end market.
The Advanced Materials segment generated operating profit of $11.5 million in the first half of 2018 compared to $15.1 million in the first half of 2017. Operating profit in the first half of 2018 was impacted by unfavorable product mix, particularly within the consumer electronics end market, as well as integration expenses related to the move of the HTB business in Germany to a new state-of-the-art facility.

Precision Coatings
Second Quarter

(Thousands)	Second Quarter Ended
	June 29,	June 30,	$	%
	2018	2017	Change	Change
Net sales	$28,996	$30,257	(1,261)	(4)%
Value-added sales	23,393	22,613	780	3%
Operating profit	2,233	2,314	(81)	(4)%
Net sales from the Precision Coatings segment of $29.0 million in the second quarter of 2018 were 4% lower than net sales of $30.3 million in the second quarter of 2017 primarily due to lower sales volume involving precious metals.
Value-added sales of $23.4 million in the second quarter of 2018 were 3% higher than value-added sales of $22.6 million in the second quarter of 2017. The defense and consumer electronics end markets increased $2.1 million primarily due to success in new product sales and improved end-market demand. This increase was partially offset by a decrease of $1.0 million in the medical end market due to lower volume in the blood glucose test strip segment of the medical end market.
The Precision Coatings segment generated operating profit of $2.2 million in the second quarter of 2018, compared to an operating profit of $2.3 million in the second quarter of 2017.

Six Months

(Thousands)	Six Months Ended
	June 29,	June 30,	$	%
	2018	2017	Change	Change
Net sales	$60,682	$63,637	(2,955)	(5)%
Value-added sales	47,034	45,914	1,120	2%
Operating profit	5,608	4,532	1,076	24%
Net sales from the Precision Coatings segment of $60.7 million in the first six months of 2018 were 5% lower than net sales of $63.6 million in the first six months of 2017 primarily due to lower sales volume involving precious metals.
Value-added sales of $47.0 million in the first six months of 2018 were 2% higher than value-added sales of $45.9 million in the first six months of 2017. The defense and consumer electronics end markets increased $3.9 million primarily due to success in new product sales and improved end-market demand. This increase was partially offset by a decrease of $1.7 million in the medical end market due to lower volume in the blood glucose test strip segment of the medical end market.
The Precision Coatings segment generated operating profit of $5.6 million in the first six months of 2018, compared to an operating profit of $4.5 million in the first six months of 2017. The increase in operating profit was driven by a combination of sales growth, cost reduction actions, and improved manufacturing performance.

Other
Second Quarter

(Thousands)	Second Quarter Ended
	June 29,	June 30,	$	%
	2018	2017	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(908)	(1,241)	333	(27)%
Operating loss	(4,922)	(6,430)	1,508	(23)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $4.9 million in the second quarter of 2018 decreased $1.5 million as compared to $6.4 million in the second quarter of 2017. As a percent of total Company value-added sales, corporate costs decreased to 3% in the second quarter of 2018 from 4% in the prior-year period. The decrease primarily relates to the absence of CEO transition costs incurred in the prior-year period.

Six Months

(Thousands)	Six Months Ended
	June 29,	June 30,	$	%
	2018	2017	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,818)	(2,060)	242	(12)%
Operating loss	(10,805)	(11,597)	792	(7)%

Corporate costs of $10.8 million in the first half of 2018 decreased $0.8 million as compared to $11.6 million in the first half of 2017. The absence of CEO transition costs incurred in the prior-year period were partially offset by additional costs to execute our strategic initiatives. Corporate costs were approximately 3% of total Company value-added sales in the first six months of 2018 compared to 4% in the prior-year period.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 29,	June 30,	$
(Thousands)	2018	2017	Change
Net cash provided by operating activities	$29,304	$303	$29,001
Net cash used in investing activities	(20,551)	(28,238)	7,687
Net cash (used in) provided by financing activities	(7,710)	14,055	(21,765)
Effects of exchange rate changes	8	913	(905)
Net change in cash and cash equivalents	$1,051	$(12,967)	$14,018
Net cash provided by operating activities totaled $29.3 million in the first six months of 2018 versus $0.3 million in the comparable prior-year period. Higher net income of $11.3 million and working capital efficiencies resulted in the increase in cash provided by operating activities. Also, cash provided by prepaid and other current assets during the first six months of 2018 was $4.9 million, or $14.2 million higher than $9.3 million of cash used in the first six months of 2017. The majority of the increase was due to prepaid value added taxes.
Working capital requirements used cash of $15.8 million during the first six months of 2018 compared to a use of $21.9 million in the first six months of 2017. Cash flows used for accounts receivable were $18.8 million less than the prior-year period. Our three-month trailing days sales outstanding (DSO) was approximately 41 days at June 29, 2018 versus 37 days at December 31, 2017. Inventory levels decreased, primarily in our Performance Alloys and Composites segment, due to working capital initiatives resulting in cash provided of $10.4 million at June 29, 2018 versus cash used of $6.5 million in the prior year-period. Cash flows from accounts payable and accrued expenses used cash of $14.2 million compared providing cash of $15.5 million in the prior-year period primarily due to higher incentive compensation payments and the HTB acquisition.
Net cash used in investing activities was $20.6 million in the first six months of 2018 compared to $28.2 million in the prior-year period. The decrease is primarily due to the payment for the HTB acquisition, partially offset by higher payments for property, plant, and equipment primarily relating to the our new, state-of-the-art target manufacturing facility in Alzenau, Germany.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2018, the Company expects payments for property, plant, and equipment to be approximately $30.0 to $35.0 million and mine development expenditures to be approximately $5.0 to $10.0 million.
Net cash used in financing activities totaled $7.7 million in the first six months of 2018 versus $14.1 million provided by financing activities in the comparable prior-year period primarily due to higher net borrowings in the first half of 2017 compared to 2018.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At June 29, 2018, cash and cash equivalents held by our foreign operations totaled $12.1 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of June 29, 2018 and December 31, 2017 is as follows:

	June 29,	December 31,
(Thousands)	2018	2017
Total outstanding debt	$3,434	$3,818
Cash	42,895	41,844
Net debt (cash)	(39,461)	(38,026)
Available borrowing capacity	$279,054	$254,777
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
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the increase in the available borrowing capacity at June 29, 2018 as compared to December 31, 2017 was due to increased earnings before interest, income taxes, depreciation and amortization on a trailing 12-month basis.
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
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of June 29, 2018 and December 31, 2017. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result, we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $217.9 million as of June 29, 2018. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. In the second quarter and first six months of 2018, we did not repurchase any of our common shares. Since the approval of the repurchase plan, we have purchased 1,082,264 shares at a total cost of $34.3 million.
In the second quarter and first six months of 2018, we paid cash dividends of $2.1 million and $4.1 million, respectively, on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $332.1 million as of June 29, 2018, versus $320.0 million as of December 31, 2017. We were in compliance with all of the covenants contained in the consignment agreements as of June 29, 2018 and December 31, 2017. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2017 Annual Report on Form 10-K. Significant changes to our critical accounting estimates as a result of adopting Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), are discussed below.

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

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2018;

▪	The global economy, including the impact of tariffs, as well as other government actions;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our 2017 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our market risks since the inclusion of this discussion in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of June 29, 2018 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of June 29, 2018.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company adopted the new revenue recognition guidance under ASC 606 on January 1, 2018. Although the adoption of ASC 606 did not have a material impact on the Company’s financial results, changes to the Company’s processes and controls related to revenue recognition were implemented.  These changes included creating new accounting policies based on the five-step model of ASC 606, implementing ongoing contract review requirements, and gathering information necessary for disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 29, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31 through April 4, 2018	8,889	$53.83	—	$15,703,744
April 5 through May 1, 2018	2,743	54.64	—	15,703,744
May 2 through June 29, 2018	65	55.77	—	15,703,744
Total	11,697	$54.03	—	$15,703,744

(1)
Includes 8,889, 2,743, and 65 shares surrendered to the Company in April, May, and June, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. We did not repurchase any shares under this program during the second quarter of 2018. As of June 29, 2018, $15.7 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	Form of 2018 Non-Employee Directors Restricted Stock Unit Agreement*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended June 29, 2018*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: July 26, 2018
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)