Form 10-Q
period 2018-09-28
MATERION Corp
filed 2018-10-25
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018

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
216-486-4200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of Shares of Common Stock, without par value, outstanding at September 28, 2018: 20,244,285.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$297,193	$294,268	$909,745	$830,779
Cost of sales	232,258	238,821	724,692	677,398
Gross margin	64,935	55,447	185,053	153,381
Selling, general, and administrative expense	38,872	36,253	115,807	107,702
Research and development expense	4,250	3,429	11,753	10,103
Other—net	3,147	3,801	10,384	9,823
Operating profit	18,666	11,964	47,109	25,753
Interest expense—net	613	533	2,010	1,721
Other non-operating expense—net	800	406	1,679	1,041
Income before income taxes	17,253	11,025	43,420	22,991
Income tax (benefit) expense	(2,713)	1,705	1,746	3,308
Net income	$19,966	$9,320	$41,674	$19,683
Basic earnings per share:
Net income per share of common stock	$0.99	$0.47	$2.06	$0.98
Diluted earnings per share:
Net income per share of common stock	$0.97	$0.46	$2.02	$0.97
Cash dividends per share	$0.105	$0.100	$0.310	$0.295
Weighted-average number of shares of common stock outstanding:
Basic	20,241	20,040	20,199	20,007
Diluted	20,648	20,411	20,607	20,361

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands)	2018	2017	2018	2017
Net income	$19,966	$9,320	$41,674	$19,683
Other comprehensive income (loss):
Foreign currency translation adjustment	116	271	285	1,649
Derivative and hedging activity, net of tax	125	(120)	1,213	(755)
Pension and post-employment benefit adjustment, net of tax	1,507	881	4,081	2,397
Other comprehensive income	1,748	1,032	5,579	3,291
Comprehensive income	$21,714	$10,352	$47,253	$22,974

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	Sept. 28,	Dec. 31,
(Thousands)	2018	2017
Assets
Current assets
Cash and cash equivalents	$53,612	$41,844
Accounts receivable	133,894	124,014
Inventories	199,913	220,352
Prepaid and other current assets	19,894	24,733
Total current assets	407,313	410,943
Deferred income taxes	22,311	17,047
Property, plant, and equipment	896,626	891,789
Less allowances for depreciation, depletion, and amortization	(642,931)	(636,211)
Property, plant, and equipment—net	253,695	255,578
Intangible assets—net	7,156	9,847
Other assets	7,114	6,992
Goodwill	90,762	90,677
Total Assets	$788,351	$791,084
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$807	$777
Accounts payable	42,712	49,059
Salaries and wages	38,160	42,694
Other liabilities and accrued items	28,934	28,044
Income taxes	8,176	1,084
Unearned revenue	7,805	5,451
Total current liabilities	126,594	127,109
Other long-term liabilities	13,828	14,895
Capital lease obligations	15,864	16,072
Retirement and post-employment benefits	56,068	93,225
Unearned income	33,649	36,905
Long-term income taxes	3,064	4,857
Deferred income taxes	210	213
Long-term debt	2,331	2,827
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at September 28 and December 31)	232,846	223,484
Retained earnings	571,350	536,116
Common stock in treasury (6,904 shares at September 28 and 7,042 shares at December 31)	(174,532)	(166,128)
Accumulated other comprehensive loss	(97,358)	(102,937)
Other equity transactions	4,437	4,446
Total shareholders' equity	536,743	494,981
Total Liabilities and Shareholders’ Equity	$788,351	$791,084
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	Sept. 28,	Sept. 29,
(Thousands)	2018	2017
Cash flows from operating activities:
Net income	$41,674	$19,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	26,506	33,444
Amortization of deferred financing costs in interest expense	720	670
Non-cash compensation expense	8,965	7,958
Deferred income tax (benefit) expense	(5,341)	1,073
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(10,274)	(21,572)
Decrease (increase) in inventories	19,754	(9,953)
Decrease (increase) in prepaid and other current assets	4,648	(6,077)
Increase (decrease) in accounts payable and accrued expenses	(10,290)	17,991
Increase (decrease) in unearned revenue	2,365	4,746
Increase (decrease) in interest and taxes payable	5,557	(2,083)
Domestic pension plan contributions	(38,000)	(8,000)
Other-net	2,959	(2,383)
Net cash provided by operating activities	49,243	35,497
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(21,809)	(17,759)
Payments for mine development	(5,192)	(620)
Payments for acquisition	—	(16,504)
Proceeds from sale of property, plant, and equipment	26	53
Net cash (used in) investing activities	(26,975)	(34,830)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	55,000
Repayment of long-term debt	(513)	(55,608)
Principal payments under capital lease obligations	(573)	(644)
Cash dividends paid	(6,262)	(5,903)
Deferred financing costs	—	(300)
Repurchase of common stock	—	(1,086)
Payments of withholding taxes for stock-based compensation awards	(3,006)	(2,397)
Net cash (used in) financing activities	(10,354)	(10,938)
Effects of exchange rate changes	(146)	1,293
Net change in cash and cash equivalents	11,768	(8,978)
Cash and cash equivalents at beginning of period	41,844	31,464
Cash and cash equivalents at end of period	$53,612	$22,486
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
New Pronouncements Adopted: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the period. This ASU requires non-service cost components of net benefit cost to be presented in a caption below the Company's Operating profit and allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The Company adopted the new standard as of January 1, 2018 and applied its amendments retrospectively for the presentation of service cost and other components of net benefit cost on the income statement and prospectively for the capitalization of service cost and net periodic postretirement benefits in assets. The application of ASU 2017-07 resulted in an increase to Operating profit of $0.4 million and $1.0 million for the third quarter and first nine months of 2017, respectively, which was offset by a corresponding increase in Other non-operating expense, net. The adoption of this ASU did not have a material effect on the Company's financial condition or liquidity. The Company utilized this ASU's practical expedient, which permits the Company to use the amounts disclosed in its Pensions and Other Post-employment Benefits note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.

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
In February 2016, the FASB issued ASU 2016-02, Leases, which eliminates the off-balance-sheet accounting for leases. The new guidance will require lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. This ASU is required to be applied using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. Early adoption is permitted. The Company will adopt this ASU on January 1, 2019 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company will elect to apply the practical expedients that do not require reassessment of existing contracts for embedded leases or to reassess lease classification or initial direct costs. In preparation for the adoption, the Company, along with an outside consultant, has executed on its project plan to identify a complete lease population, analyze lease agreements, and evaluate technology solutions. The Company selected and began implementing a new lease management system during the third quarter of 2018. Once the transition to the new system is completed, this software will enable us to quantify the full impact this ASU will have on our consolidated financial statements.
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

Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 28, 2018. Remaining performance obligations include noncancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at September 28, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $33.0 million, of which $4.0 million will be recognized in 2018.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
Contract Balances: The timing of revenue recognition, billings and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	September 28, 2018	January 1, 2018	$ change	% change
Accounts receivable, trade	$126,537	$122,393	$4,144	3%
Unbilled receivables	6,383	2,658	3,725	140%
Unearned revenue	7,805	5,451	2,354	43%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the third quarter and first nine months of 2018.

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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Third Quarter 2018
Net sales	$124,103	$144,072	$29,018	$—	$297,193
Intersegment sales	2	13,265	—	—	13,267
Operating profit (loss)	16,728	6,882	3,499	(8,443)	18,666
Third Quarter 2017
Net sales	$109,393	$157,770	$27,105	$—	$294,268
Intersegment sales	54	12,814	—	—	12,868
Operating profit (loss)	6,786	9,756	1,613	(6,191)	11,964

First Nine Months 2018
Net sales	$372,104	$447,941	$89,700	$—	$909,745
Intersegment sales	33	36,317	—	—	36,350
Operating profit (loss)	38,898	18,352	9,107	(19,248)	47,109
First Nine Months 2017
Net sales	$310,487	$429,550	$90,742	$—	$830,779
Intersegment sales	113	42,508	—	—	42,621
Operating profit (loss)	12,523	24,873	6,145	(17,788)	25,753

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2018:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Third Quarter 2018
End Market
Consumer Electronics	$24,966	$78,859	$4,733	$—	$108,558
Industrial Components	24,745	11,406	2,855	—	39,006
Energy	11,146	20,301	4	—	31,451
Automotive Electronics	21,681	—	530	—	22,211
Defense	11,430	3,761	5,503	—	20,694
Medical	1,862	4,448	15,261	—	21,571
Telecom Infrastructure	9,845	6,664	—	—	16,509
Other	18,428	18,633	132	—	37,193
Total	$124,103	$144,072	$29,018	$—	$297,193

First Nine Months 2018
End Market
Consumer Electronics	$76,793	$249,139	$14,047	$—	$339,979
Industrial Components	78,291	36,206	8,247	—	122,744
Energy	29,152	60,048	12	—	89,212
Automotive Electronics	60,530	—	1,221	—	61,751
Defense	32,984	11,599	14,705	—	59,288
Medical	5,421	13,569	48,786	—	67,776
Telecom Infrastructure	28,829	21,989	59	—	50,877
Other	60,104	55,391	2,623	—	118,118
Total	$372,104	$447,941	$89,700	$—	$909,745
Intersegment sales are eliminated in consolidation.

Note E — Other-net
Other-net expense for the third quarter and first nine months of 2018 and 2017 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands)	2018	2017	2018	2017
Metal consignment fees	$2,503	$2,436	$7,520	$6,183
Amortization of intangible assets	524	1,179	1,858	3,456
Foreign currency loss (gain)	140	(201)	1,359	(794)
Fixed asset impairment	—	114	—	314
Cost reduction initiatives	—	189	—	189
Net loss on disposal of fixed assets	14	60	37	207
Sublease income	(119)	(28)	(378)	(83)
Other items	85	52	(12)	351
Total	$3,147	$3,801	$10,384	$9,823

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

The Company recorded an income tax benefit of $2.7 million in the third quarter of 2018, resulting in an effective tax rate of (15.7)% against income before income taxes, and income tax expense of $1.7 million in the third quarter of 2017, resulting in an effective tax rate of 15.5% against income before income taxes.

In the first nine months of 2018, income tax expense of $1.7 million was calculated using an effective tax rate of 4.0%, while income tax expense of $3.3 million in the first nine months of 2017 was calculated using an effective tax rate of 14.4%.

In the third quarter and first nine months of 2018, income tax expense differed from the U.S. Federal statutory income tax rate of 21% primarily due to the impact of foreign losses in jurisdictions that will not result in tax benefits, percentage depletion, the U.S. research and development credit, the new GILTI income inclusion, the new executive compensation limitations, and discrete income tax benefits of $6.1 million and $7.1 million recorded in the third quarter and first nine months of 2018, respectively. The $6.1 million of discrete income tax benefits recorded in the third quarter of 2018 were comprised of a $7.4 million benefit for the partial reversal of a $9.5 million valuation allowance related to foreign tax credits that were deemed unrealizable as of December 31, 2017, and a $2.4 million benefit for the re-measurement of certain deferred tax assets and liabilities. These benefits were offset by $2.2 million of expense for a valuation allowance related to deferred tax assets that are not likely to be realized for one of the Company's controlled foreign corporations, and a $1.5 million 2017 U.S. Federal income tax return to provision expense adjustment. The $1.0 million discrete income tax benefit recorded in the first six months of 2018 consisted of $0.4 million of excess tax benefits related to share based payment transactions and a $0.6 million benefit attributable to the re-measurement of certain deferred tax assets and liabilities. The Company does not expect to incur a new BEAT minimum tax or an interest expense limitation.

In the third quarter and first nine months of 2017, income tax expense differed from the U.S Federal statutory income tax rate of 35% primarily due to the impact of percentage depletion, foreign rate differential, the U.S. research and development credit, and discrete income tax benefits of $0.5 million and $1.3 million, respectively, related to the reversal of uncertain tax positions due to a lapse in the statute of limitations and the adoption of ASU 2016-09, Improvements to Employee Share-based Payment Accounting.

As disclosed in Note G - Income Taxes in the Company's 2017 Annual Report on Form 10-K, the Company was able to reasonably estimate certain TCJA effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax asset and liabilities. As of the third quarter of 2018, the Company recorded a measurement period tax expense adjustment of $1.2 million related to the transition tax and a $2.4 million tax benefit related to the re-measurement of certain deferred tax assets and liabilities. The Company’s accounting for the income tax effects of the TCJA continue to be provisional and the company expects to record the final measurement period adjustment in the fourth quarter of 2018.

The Company continues to refine the additional measurement-period adjustments related to the transition tax post September 30, 2018 because the total post 1986 earnings and profits (E&P) for its foreign subsidiaries has not yet been completed. The Company is continuing to gather additional information and will complete its accounting for these items in the fourth quarter of 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company was able to reasonably estimate the remeasurement of certain deferred tax asset and liabilities at an initial provisional amount of $5.0 million of additional income tax expense for the year ended December 31, 2017. The Company made refinements to the calculation during 2018, primarily as a result of information gathered during the preparation of the 2017 U.S. Federal income tax return, leaving a remaining provisional amount of $2.0 million at the end of the third quarter of 2018. The Company is continuing to gather additional information and expects to complete its accounting for these items in the fourth quarter of 2018.

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

Note G — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands, except per share amounts)	2018	2017	2018	2017
Numerator for basic and diluted EPS:
Net income	$19,966	$9,320	$41,674	$19,683
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,241	20,040	20,199	20,007
Effect of dilutive securities:
Stock appreciation rights	168	149	183	148
Restricted stock units	86	94	84	95
Performance-based restricted stock units	153	128	141	111
Diluted potential common shares	407	371	408	354
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,648	20,411	20,607	20,361
Basic EPS	$0.99	$0.47	$2.06	$0.98
Diluted EPS	$0.97	$0.46	$2.02	$0.97

Securities totaling 65,112 and 219,292 for the quarters ended September 28, 2018 and September 29, 2017, respectively, and 65,112 and 370,917 for the nine months ended September 28, 2018 and September 29, 2017, respectively, were excluded from the dilution calculation as their effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note H — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Sept. 28,	December 31,
(Thousands)	2018	2017
Raw materials and supplies	$37,438	$42,958
Work in process	176,792	187,719
Finished goods	35,660	34,418
Subtotal	$249,890	$265,095
Less: LIFO reserve balance	49,977	44,743
Inventories	$199,913	$220,352
The liquidation of last in, first out (LIFO) inventory layers increased cost of sales by $0.2 million in the third quarter and $0.3 million in the first nine months of 2018. LIFO liquidation had no impact to cost of sales in the third quarter of 2017 and caused a $0.2 million increase to cost of sales in the first nine months of 2017.

Note I — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the third quarter and first nine months of 2018 and 2017 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit)
Service cost	$1,674	$1,813	$27	$23
Interest cost	2,397	2,372	99	99
Expected return on plan assets	(3,697)	(3,385)	—	—
Amortization of prior service benefit	(31)	(42)	(374)	(374)
Amortization of net loss	1,959	1,623	—	—
Net periodic benefit cost (benefit)	$2,302	$2,381	$(248)	$(252)
Settlements	359	—	—	—
Total net benefit cost	$2,661	$2,381	$(248)	$(252)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit)
Service cost	$5,022	$5,309	$83	$69
Interest cost	7,191	7,098	297	297
Expected return on plan assets	(11,091)	(10,128)	—	—
Amortization of prior service benefit	(92)	(236)	(1,123)	(1,122)
Amortization of net loss	5,878	4,821	—	—
Net periodic benefit cost (benefit)	$6,908	$6,864	$(743)	$(756)
Settlements	359	—	—	—
Total net benefit cost	$7,267	$6,864	$(743)	$(756)
The Company made contributions to the domestic defined benefit pension plan of $38.0 million and $8.0 million in the first nine months of 2018 and 2017, respectively. The Company currently anticipates 2018 contributions of approximately $42.0 million in the aggregate.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2018 and 2017 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at June 29, 2018	$1,582	$269	$1,851	$(97,018)	$(3,939)	$(99,106)
Other comprehensive income before reclassifications	121	330	451	—	116	567
Amounts reclassified from accumulated other comprehensive income	(169)	(119)	(288)	1,935	—	1,647
Net current period other comprehensive income (loss) before tax	(48)	211	163	1,935	116	2,214
Deferred taxes	(11)	49	38	428	—	466
Net current period other comprehensive income (loss) after tax	(37)	162	125	1,507	116	1,748
Balance at September 28, 2018	$1,545	$431	$1,976	$(95,511)	$(3,823)	$(97,358)

Balance at June 30, 2017	$1,109	$93	$1,202	$(80,842)	$(4,282)	$(83,922)
Other comprehensive income (loss) before reclassifications	(324)	(205)	(529)	—	271	(258)
Amounts reclassified from accumulated other comprehensive income	433	(94)	339	1,345	—	1,684
Net current period other comprehensive income (loss) before tax	109	(299)	(190)	1,345	271	1,426
Deferred taxes	41	(111)	(70)	464	—	394
Net current period other comprehensive income (loss) after tax	68	(188)	(120)	881	271	1,032
Balance at September 29, 2017	$1,177	$(95)	$1,082	$(79,961)	$(4,011)	$(82,890)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2017	$959	$(196)	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(206)	774	568	—	285	853
Amounts reclassified from accumulated other comprehensive income	250	40	290	5,183	—	5,473
Net current period other comprehensive income before tax	44	814	858	5,183	285	6,326
Deferred taxes	(542)	187	(355)	1,102	—	747
Net current period other comprehensive income after tax	586	627	1,213	4,081	285	5,579
Balance at September 28, 2018	$1,545	$431	$1,976	$(95,511)	$(3,823)	$(97,358)

Balance at December 31, 2016	$1,837	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(1,205)	30	(1,175)	—	1,649	474
Amounts reclassified from accumulated other comprehensive income	219	(182)	37	3,655	—	3,692
Net current period other comprehensive income (loss) before tax	(986)	(152)	(1,138)	3,655	1,649	4,166
Deferred taxes	(326)	(57)	(383)	1,258	—	875
Net current period other comprehensive income (loss) after tax	(660)	(95)	(755)	2,397	1,649	3,291
Balance at September 29, 2017	$1,177	$(95)	$1,082	$(79,961)	$(4,011)	$(82,890)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $4.2 million and $9.4 million in the third quarter and first nine months of 2018, respectively, compared to $1.5 million and $6.2 million in the same periods of 2017.
The Company granted 65,112 stock appreciation rights (SARs) to certain employees during the first nine months of 2018. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 28, 2018 were $50.35 and $15.73, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	2.58%
Dividend yield	0.8%
Volatility	31.9%
Expected term (in years)	5.5
The Company granted 59,222 stock-settled restricted stock units (RSUs) to certain employees and 14,728 stock-settled RSUs to non-employee directors during the first nine months of 2018. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $50.35 and $51.60 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the nine months ended September 28, 2018. RSUs are expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2018. The weighted-average fair value of the stock-settled PRSUs was $50.35 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 28, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $9.2 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 28, 2018 and December 31, 2017:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2018	2017	2018	2017	2018	2017	2018	2017
Financial Assets
Deferred compensation investments	$2,400	$2,310	$2,400	$2,310	$—	$—	$—	$—
Foreign currency forward contracts	226	254	—	—	226	254	—	—
Precious metal swaps	655	14	—	—	655	14	—	—
Total	$3,281	$2,578	$2,400	$2,310	$881	$268	$—	$—
Financial Liabilities
Deferred compensation liability	$2,400	$2,310	$2,400	$2,310	$—	$—	$—	$—
Foreign currency forward contracts	170	201	—	—	170	201	—	—
Precious metal swaps	97	269	—	—	97	269	—	—
Total	$2,667	$2,780	$2,400	$2,310	$267	$470	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of September 28, 2018 and December 31, 2017.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments and balance sheet classification as of September 28, 2018 and December 31, 2017:

	September 28, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts - euro
Prepaid expenses	$11,622	$40	$13,981	$127
Other liabilities and accrued items	37,027	170	—	—
Total	$48,649	$130	$13,981	$127
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included foreign currency gains relating to these derivatives of $0.4 million and $1.6 million during the third quarter and first nine months of 2018, respectively, compared to foreign currency losses of $0.5 million and $1.1 million during the same periods in 2017, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges and balance sheet classification as of September 28, 2018 and December 31, 2017:

	September 28, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$1,413	$44	$5,673	$91
Foreign currency forward contracts - euro	3,811	142	5,026	36
Precious metal swaps	7,198	654	—	—
Total	12,422	840	10,699	127

Other assets
Precious metal swaps	246	1	880	14
Total	246	1	880	14

Other liabilities and accrued items
Foreign currency forward contracts - yen	—	—	—	—
Foreign currency forward contracts - euro	—	—	13,583	201
Precious metal swaps	845	94	10,067	255
Total	845	94	23,650	456

Other long-term liabilities
Precious metal swaps	121	3	789	14
Total	$13,634	$744	$36,018	$329
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in the third quarter and first nine months of 2018 or 2017.
Changes in the fair value of outstanding cash flow hedges recorded in OCI for the first nine months of 2018 and 2017 totaled an increase of $0.6 million and a decrease of $1.2 million, respectively. The Company expects to relieve substantially the entire balance in OCI as of September 28, 2018 to the Consolidated Statements of Income within the next 18-month period. Refer to Note J for additional OCI details.

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.5 million at both September 28, 2018 and December 31, 2017. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

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

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	Sept. 28,	Sept. 29,	$	%
(Thousands, except per share data)	2018	2017	Change	Change
Net sales	$297,193	$294,268	$2,925	1%
Value-added sales	181,943	171,382	10,561	6%
Gross margin	64,935	55,447	9,488	17%
Gross margin as a % of value-added sales	36%	32%	N/A	N/A
Selling, general, and administrative (SG&A) expense	38,872	36,253	2,619	7%
SG&A expense as a % of value-added sales	21%	21%	N/A	N/A
Research and development (R&D) expense	4,250	3,429	821	24%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	3,147	3,801	(654)	(17)%
Operating profit	18,666	11,964	6,702	56%
Interest expense—net	613	533	80	15%
Other non-operating expense—net	800	406	394	97%
Income before income taxes	17,253	11,025	6,228	56%
Income tax (benefit) expense	(2,713)	1,705	(4,418)	(259)%
Net income	$19,966	$9,320	$10,646	114%

Diluted earnings per share	$0.97	$0.46	$0.51	111%
N/A = Not Applicable

Net sales of $297.2 million in the third quarter of 2018 were $2.9 million higher than the $294.3 million recorded in the third quarter of 2017. The increase in net sales was primarily due to improved product mix and end-market demand within our Performance Alloys and Composites segment. The change in precious metal and copper prices unfavorably impacted net sales during the third quarter of 2018 by $5.9 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $181.9 million in the third quarter of 2018 increased $10.6 million, or 6% compared to the third quarter of 2017. The increase in value-added sales was primarily driven by strengthening commercial execution and improved end-market demand, particularly in the energy and defense end markets.

Gross margin in the third quarter of 2018 was $64.9 million, or $9.4 million higher than the $55.5 million gross margin recorded during the third quarter of 2017. Gross margin expressed as a percentage of value-added sales increased to 36% in the third quarter of 2018 from 32% in the third quarter of 2017 primarily due to increased profitability from sales volume growth and improved product mix.

SG&A expense was $38.9 million in the third quarter of 2018, compared to $36.3 million recorded in the third quarter of 2017. The increase in SG&A expense for the third quarter of 2018 was primarily driven by an increase in variable costs associated with long-term performance-based incentive plans.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the third quarter of both 2018 and 2017.

Other-net was $3.1 million of expense in the third quarter of 2018, or a $0.7 million decrease from the third quarter of 2017. Amortization expense decreased $0.7 million primarily due to the impact of fully amortized intangible assets, and cost reduction initiatives of $0.3 million were recorded in the third quarter of 2017, that were not reported in the third quarter of 2018. These decreases were partially offset by a $0.3 million increase due to foreign exchange movements. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.6 million and $0.5 million in the third quarter of 2018 and 2017, respectively.

Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note I to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the third quarter of 2018 was a benefit of $2.7 million, compared to $1.7 million of expense in the third quarter of 2017. The effective tax rate for the third quarter of 2018 was (15.7%) compared to an effective tax rate of 15.5% in the prior-year period. The effects of losses in foreign jurisdictions, percentage depletion, the foreign rate differential, the U.S. research and development credit, discrete benefits of $6.1 million, and other items were the primary factors for the difference between the effective and statutory rates in the third quarter of 2018 and 2017. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Nine Months

	Nine Months Ended
	Sept. 28,	Sept. 29,	$	%
(Thousands, except per share data)	2018	2017	Change	Change
Net sales	$909,745	$830,779	$78,966	10%
Value-added sales	553,158	496,462	56,696	11%
Gross margin	185,053	153,381	31,672	21%
Gross margin as a % of value-added sales	33%	31%	N/A	N/A
SG&A expense	115,807	107,702	8,105	8%
SG&A expense as a % of value-added sales	21%	22%	N/A	N/A
R&D expense	11,753	10,103	1,650	16%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	10,384	9,823	561	6%
Operating profit	47,109	25,753	21,356	83%
Interest expense—net	2,010	1,721	289	17%
Other non-operating expense—net	1,679	1,041	638	61%
Income before income taxes	43,420	22,991	20,429	89%
Income tax expense	1,746	3,308	(1,562)	(47)%
Net income	$41,674	$19,683	$21,991	112%

Diluted earnings per share	$2.02	$0.97	$1.05	108%
N/A = Not Applicable

Net sales of $909.8 million in the first nine months of 2018 were $79.0 million higher than the $830.8 million recorded in the first nine months of 2017. The increase in net sales was primarily due to incremental net sales of $16.7 million from the high-performance target materials business of the Heraeus Group (HTB), the favorable impact of the change in precious metal and copper prices of $9.9 million, growth from commercial execution, and improved end-market demand.

Value-added sales of $553.2 million in the first nine months of 2018 increased $56.7 million, or 11% compared to the first nine months of 2017. The increase was primarily driven by new product sales, commercial execution, and improved demand, particularly in the energy, defense, and industrial components end markets. In addition, during the first nine months of 2018, the HTB acquisition contributed incremental value-added sales of $12.5 million.

Gross margin of $185.1 million in the first nine months of 2018 was $31.7 million higher than the $153.4 million gross margin recorded during the first nine months of 2017. Gross margin expressed as a percentage of value-added sales increased to 33% in the first nine months of 2018 from 31% in the first nine months of 2017 primarily due to increased profitability from sales growth and improved product mix.

SG&A expense was $115.8 million in the first nine months of 2018, or $8.1 million higher than the $107.7 million recorded in the first nine months of 2017. The increase in SG&A expense was driven by investments to execute our strategic initiatives and variable costs associated with driving top-line and profit growth. SG&A expense as a percentage of value-added sales decreased to 21% compared to 22% for the first nine months of 2017 due to the growth in net sales.

R&D expense was flat as a percentage of value-added sales at approximately 2% in the first nine months of both 2018 and 2017.

Other-net was $10.4 million of expense in the first nine months of 2018, or a $0.6 million increase from the first nine months of 2017. The increase is primarily due to foreign exchange losses recognized in the first nine months of 2018, compared to foreign exchange gains recognized in the first nine months of 2017. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $2.0 million and $1.7 million in the first nine months of 2018 and 2017, respectively. The increase was primarily due to a capital lease entered into in 2017 in connection with the HTB acquisition.

Other non-operating expense-net. Refer to Note I to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the first nine months of 2018 was $1.7 million, compared to $3.3 million in the first nine months of 2017. The effective tax rate for the first nine months of 2018 was 4.0% compared to an effective tax rate of 14.4% in the prior-year period. The effects of losses in foreign jurisdictions, percentage depletion, the foreign rate differential, the U.S. research and development credit, discrete benefits of $7.1 million, and other items were the primary factors for the difference between the effective and statutory rates in the first nine months of 2018 and 2017. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2018 and 2017 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(Thousands)	2018	2017	2018	2017
Net sales
Performance Alloys and Composites	$124,103	$109,393	$372,104	$310,487
Advanced Materials	144,072	157,770	447,941	429,550
Precision Coatings	29,018	27,105	89,700	90,742
Other	—	—	—	—
Total	$297,193	$294,268	$909,745	$830,779

Less: pass-through metal costs
Performance Alloys and Composites	$19,210	$18,756	$56,762	47,953
Advanced Materials	88,727	97,379	277,046	259,830
Precision Coatings	6,013	5,209	19,661	22,932
Other	1,300	1,542	3,118	3,602
Total	$115,250	$122,886	$356,587	$334,317

Value-added sales
Performance Alloys and Composites	$104,893	$90,637	$315,342	$262,534
Advanced Materials	55,345	60,391	170,895	169,720
Precision Coatings	23,005	21,896	70,039	67,810
Other	(1,300)	(1,542)	(3,118)	(3,602)
Total	$181,943	$171,382	$553,158	$496,462
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
Performance Alloys and Composites
Third Quarter

	Third Quarter Ended
	Sept. 28,	Sept. 29,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$124,103	$109,393	$14,710	13%
Value-added sales	104,893	90,637	14,256	16%
Operating profit	16,728	6,786	9,942	147%
Net sales from the Performance Alloys and Composites segment of $124.1 million in the third quarter of 2018 were 13% higher than net sales of $109.4 million in the third quarter of 2017. The impact of higher pass-through metal prices favorably impacted net sales by approximately $1.2 million.
Value-added sales of $104.9 million in the third quarter of 2018 were 16% higher than value-added sales of $90.6 million in the third quarter of 2017. The increase in value-added sales was driven by performance improvements in commercial execution and stronger demand in the end markets of defense, energy, telecom infrastructure, automotive electronics, and industrial components.
Performance Alloys and Composites generated operating profit of $16.7 million in the third quarter of 2018 compared to $6.8 million in the third quarter of 2017. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and improved manufacturing performance.

Nine Months

	Nine Months Ended
	Sept. 28,	Sept. 29,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$372,104	$310,487	$61,617	20%
Value-added sales	315,342	262,534	52,808	20%
Operating profit	38,898	12,523	26,375	211%
Net sales from the Performance Alloys and Composites segment of $372.1 million in the first nine months of 2018 were 20% higher than net sales of $310.5 million in the first nine months of 2017 primarily due to higher sales volume. In addition, the impact of higher pass-through metal prices favorably impacted net sales by approximately $5.2 million.
Value-added sales of $315.3 million in the first nine months of 2018 were 20% higher than value-added sales of $262.5 million in the first nine months of 2017. The increase in value-added sales was driven by performance improvements in commercial execution and stronger demand throughout our end markets.
Performance Alloys and Composites generated operating profit of $38.9 million in the first nine months of 2018 compared to $12.5 million in the first nine months of 2017. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and improved manufacturing performance.

Advanced Materials
Third Quarter

	Third Quarter Ended
	Sept. 28,	Sept. 29,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$144,072	$157,770	(13,698)	(9)%
Value-added sales	55,345	60,391	(5,046)	(8)%
Operating profit	6,882	9,756	(2,874)	(29)%
Net sales from the Advanced Materials segment of $144.1 million in the third quarter of 2018 were 9% lower than net sales of $157.8 million in the third quarter of 2017. The decline in net sales was due to the impact of unfavorable pass-through metal prices of $7.1 million, as well as lower sales volume.
Value-added sales of $55.3 million in the third quarter of 2018 were 8% lower than value-added sales of $60.4 million in the third quarter of 2017, driven by softer demand in certain subsegments of the consumer electronics end market.
The Advanced Materials segment generated operating profit of $6.9 million in the third quarter of 2018 compared to $9.8 million in the third quarter of 2017. Operating profit in the third quarter of 2018 was negatively impacted by lower sales volume and unfavorable product mix and ramp-up costs associated with our new Germany facility.

Nine Months

	Nine Months Ended
	Sept. 28,	Sept. 29,	$	%
(Thousands)	2018	2017	Change	Change
Net sales	$447,941	$429,550	18,391	4%
Value-added sales	170,895	169,720	1,175	1%
Operating profit	18,352	24,873	(6,521)	(26)%
Net sales from the Advanced Materials segment of $447.9 million in the first nine months of 2018 were 4% higher than net sales of $429.6 million in the first nine months of 2017 due to incremental net sales from the HTB acquisition of $16.7 million, as well as the favorable impact of pass-through metal prices of $2.9 million.
Value-added sales of $170.9 million in the first nine months of 2018 were 1% higher than value-added sales of $169.7 million in the first nine months of 2017. During the first nine months of 2018, the HTB acquisition contributed incremental value-added sales of $12.5 million. Excluding the HTB acquisition, value-added sales decreased $11.3 million, driven by softer demand in the consumer electronics end market.
The Advanced Materials segment generated operating profit of $18.4 million in the first nine months of 2018 compared to $24.9 million in the first nine months of 2017. Operating profit in the first nine months of 2018 was impacted by unfavorable product mix, particularly within the consumer electronics end market, as well as integration expenses related to the move of the HTB business in Germany to a new state-of-the-art facility.

Precision Coatings
Third Quarter

(Thousands)	Third Quarter Ended
	Sept. 28,	Sept. 29,	$	%
	2018	2017	Change	Change
Net sales	$29,018	$27,105	1,913	7%
Value-added sales	23,005	21,896	1,109	5%
Operating profit	3,499	1,613	1,886	117%
Net sales from the Precision Coatings segment of $29.0 million in the third quarter of 2018 were 7% higher than net sales of $27.1 million in the third quarter of 2017 primarily due to increased sales volume in the defense and medical end markets.
Value-added sales of $23.0 million in the third quarter of 2018 were 5% higher than value-added sales of $21.9 million in the third quarter of 2017. The medical and defense end markets increased $2.3 million. The medical end market increase relates to higher volume in the blood glucose test strip segment of the end market, while the defense end market sales were higher due to optical filters and other products utilized in defense missile applications.
The Precision Coatings segment generated operating profit of $3.5 million in the third quarter of 2018, compared to an operating profit of $1.6 million in the third quarter of 2017. The increase in operating profit was driven by a combination of sales growth, cost reduction actions, and improved product mix.

Nine Months

(Thousands)	Nine Months Ended
	Sept. 28,	Sept. 29,	$	%
	2018	2017	Change	Change
Net sales	$89,700	$90,742	(1,042)	(1)%
Value-added sales	70,039	67,810	2,229	3%
Operating profit	9,107	6,145	2,962	48%
Net sales from the Precision Coatings segment of $89.7 million in the first nine months of 2018 were 1% lower than net sales of $90.7 million in the first nine months of 2017 primarily due to lower sales volume involving precious metals.
Value-added sales of $70.0 million in the first nine months of 2018 were 3% higher than value-added sales of $67.8 million in the first nine months of 2017. The increase was primarily due to success in new product sales and improved end-market demand, principally in the defense end market.
The Precision Coatings segment generated operating profit of $9.1 million in the first nine months of 2018, compared to an operating profit of $6.1 million in the first nine months of 2017. The increase in operating profit was driven by a combination of sales growth, cost reduction actions, and improved manufacturing performance.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	Sept. 28,	Sept. 29,	$	%
	2018	2017	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,300)	(1,542)	242	(16)%
Operating loss	(8,443)	(6,191)	(2,252)	36%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $8.4 million in the third quarter of 2018 increased $2.2 million as compared to $6.2 million in the third quarter of 2017. As a percent of total Company value-added sales, corporate costs increased to 5% in the third quarter of 2018 from 4% in the prior-year period. The increase primarily relates to investments to execute our strategic initiatives and variable costs associated with improved financial performance.

Nine Months

(Thousands)	Nine Months Ended
	Sept. 28,	Sept. 29,	$	%
	2018	2017	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(3,118)	(3,602)	484	(13)%
Operating loss	(19,248)	(17,788)	(1,460)	8%

Corporate costs of $19.2 million in the first nine months of 2018 increased $1.4 million as compared to $17.8 million in the first nine months of 2017. Corporate costs were approximately 3% of total Company value-added sales in the first nine months of 2018 compared to 4% in the prior-year period. The absence of CEO transition costs incurred in the prior-year period were more than offset by additional costs to execute our strategic initiatives and variable costs associated with improved financial performance.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	Sept. 28,	Sept. 29,	$
(Thousands)	2018	2017	Change
Net cash provided by operating activities	$49,243	$35,497	$13,746
Net cash (used in) investing activities	(26,975)	(34,830)	7,855
Net cash (used in) financing activities	(10,354)	(10,938)	584
Effects of exchange rate changes	(146)	1,293	(1,439)
Net change in cash and cash equivalents	$11,768	$(8,978)	$20,746
Net cash provided by operating activities totaled $49.2 million in the first nine months of 2018 versus $35.5 million in the comparable prior-year period. Higher net income of $22.0 million and working capital efficiencies resulted in the increase in cash provided by operating activities. Also, during the first nine months of 2018, we contributed $38.0 million to our domestic pension plan, compared to a contribution of $8.0 million in the first nine months of 2017.
Working capital requirements used cash of $0.8 million during the first nine months of 2018 compared to a use of $13.5 million in the first nine months of 2017. Cash flows used for accounts receivable were $11.3 million less than the prior-year period, as the prior-year period included increases associated with the HTB acquisition. Our three-month trailing days sales outstanding was approximately 40 days at September 28, 2018 versus 37 days at December 31, 2017. Inventory levels decreased, primarily in our Performance Alloys and Composites segment, due to working capital initiatives resulting in cash provided of $19.8 million at September 28, 2018 versus cash used of $10.0 million in the prior year-period. Cash flows from accounts payable and accrued expenses used cash of $10.3 million compared providing cash of $18.0 million in the prior-year period primarily due to higher incentive compensation payments.
Net cash used in investing activities was $27.0 million in the first nine months of 2018 compared to $34.8 million in the prior-year period. The decrease is primarily due to the payment for the HTB acquisition in the prior-year period, partially offset by higher payments for property, plant, and equipment primarily relating to the our new, state-of-the-art target manufacturing facility in Alzenau, Germany.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2018, the Company expects payments for property, plant, and equipment to be approximately $30.0 million and mine development expenditures to be approximately $6.0 million.
Net cash used in financing activities totaled $10.4 million in the first nine months of 2018 versus $10.9 million used in financing activities in the comparable prior-year period. The absence of share repurchases in the first nine months of 2018 was partially offset by increased payments of withholding taxes on share-based compensation awards in the first nine months of 2018 versus the same period in 2017.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At September 28, 2018, cash and cash equivalents held by our foreign operations totaled $12.4 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of September 28, 2018 and December 31, 2017 is as follows:

	September 28,	December 31,
(Thousands)	2018	2017
Cash	$53,612	$41,844
Total outstanding debt	3,306	3,818
Net cash (debt)	$50,306	$38,026
Available borrowing capacity	$282,525	$254,777
Net cash (debt) is a non-GAAP financial measure reflecting the Company's current liquidity position. It is also a measure our management uses to assess financing and other decisions. Non-GAAP financial measures, such as net cash (debt), have inherent limitations and should not be considered in isolation, or as a substitute for GAAP financial measures.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments. The main cause for the increase in the available borrowing capacity at September 28, 2018 as compared to December 31, 2017 was due to increased earnings before interest, income taxes, depreciation and amortization on a trailing 12-month basis.
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
The Credit Agreement includes restrictive covenants including incurring restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 28, 2018 and December 31, 2017. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result, we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The available and unused capacity under the metal financing lines totaled approximately $132.0 million as of September 28, 2018. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. In the third quarter and first nine months of 2018, we did not repurchase any of our common shares. Since the approval of the repurchase plan, we have purchased 1,082,264 shares at a total cost of $34.3 million.
In the third quarter and first nine months of 2018, we paid cash dividends of $2.1 million and $6.3 million, respectively, on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $318.0 million as of September 28, 2018, versus $320.0 million as of December 31, 2017. We were in compliance with all of the covenants contained in the consignment agreements as of September 28, 2018 and December 31, 2017. For additional information on our contractual obligations, refer to our Form 10-K for the year ended December 31, 2017.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 28, 2018 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 28, 2018.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 28, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 30 through August 3, 2018	3,179	$62.26	—	$15,703,744
August 4 through August 31, 2018	679	62.66	—	15,703,744
September 1 through September 28, 2018	—	—	—	15,703,744
Total	3,858	$62.33	—	$15,703,744

(1)
Includes 3,179 and 679 shares surrendered to the Company in July and August, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. We did not repurchase any shares under this program during the third quarter of 2018. As of September 28, 2018, $15.7 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 28, 2018*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 25, 2018
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)