Form 10-K
period 2018-12-31
MATERION Corp
filed 2019-02-14
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 29, 2018 was $1,082,760,630.

As of February 1, 2019, there were 20,238,146 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2019;

▪	The global economy, including the impact of tariffs and trade agreements;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

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

THE COMPANY

Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.2 billion in net sales in 2018. The Company was incorporated in Ohio in 1931 and has approximately 2,700 employees. Our products are sold into numerous end markets, including consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance.

SEGMENT INFORMATION

Our businesses are organized under four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. Our Other reportable segment includes unallocated corporate costs. Additional information regarding our segments and business is presented below.
Performance Alloys and Composites
Performance Alloys and Composites (PAC) provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, and other customized shapes at manufacturing facilities located throughout the United States and Europe. This segment operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for its beryllium businesses and external sales. In addition to the products described below, this segment provides engineering and product development services to help our customers and partners with product design, including delivering prototype parts and other data to demonstrate that the products will perform under the specified design conditions.

•
Bulk products are made with copper and nickel (with or without beryllium) in plate, rod, bar, tube, and wire product forms and other customized shapes. Depending upon the application, they may provide superior strength, corrosion/wear resistance, thermal conductivity, or lubricity. Applications for bulk products include oil & gas drilling and production components, bearings, bushings, welding rods, plastic mold tooling, and undersea telecommunications housing equipment. Major end markets for bulk products include industrial components, commercial aerospace, energy, and telecommunications infrastructure. Bulk products compete with companies around the world that produce alloys with similar properties. Key competitors include NGK Insulators, IBC Advanced Alloys Corp., Ningxia Orient Tantalum Industry Co., Ltd., Ulba Metallurgical, Le Bronze Industriel, KME AG & Co. KG, Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, and Chuetsu Metal Works Ltd.

•
Strip products include various thicknesses of precision strip. These beryllium and non-beryllium containing alloy products are made primarily with copper and nickel to provide unique combinations of high conductivity, high reliability, and formability for use as connectors, contacts, springs, switches, relays, shielding, and bearings. Major end markets for strip products include consumer electronics, telecommunications infrastructure, automotive electronics, aerospace, industrial components, appliance, and medical. Strip products compete with companies around the world that produce alloys with similar properties as beryllium and non-beryllium containing alloys. Key competitors include NGK Insulators, Global Brass and Copper, Inc., Wieland Electric, Inc., Aurubis Stolberg GmbH, Diehl Metall Stiftung & Co. KG, Nippon Mining, and PMX Industries, Inc.

•
Technical Materials produces engineered strip metal products with clad inlay and overlay metals, including precious and base metal electroplated systems, electron beam welded systems, contour profiled systems, and solder-coated metal systems. These engineered strip metal products provide a variety of thermal, electrical, or mechanical properties from a surface area or particular section of the material. Our precision cladding and plating capabilities allow for a precious metal or other base metal to be applied in continuous strip form, only where it is needed, reducing the material cost to our customers as well as providing design flexibility and performance. Major end markets are automotive electronics, consumer electronics, energy, and medical. Technical Materials' major competitors include Heraeus Inc., AMI Doduco, Inc., and other North American continuous strip and plating companies.

•
Beryllium Metals primarily manufactures beryllium-containing products in customized shapes and engineered forms. These materials are used in applications that require high stiffness and/or low density due to their unique combination of properties. Defense and science are the largest end markets for beryllium products, while other end markets served include industrial components, commercial aerospace, energy, and telecommunications infrastructure. Direct competitors include American Beryllia Inc., CBL Ceramics Limited, and CoorsTek, Inc.

•
Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite ore mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for strip and bulk products and, to a lesser extent, beryllium products.

PAC's products are primarily sold directly from its facilities throughout the United States, Asia, and Europe, as well as distributed internationally through a network of company-owned service centers, outside distributors, and agents.
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
Advanced Materials products are sold directly from its facilities throughout the United States, Asia, and Europe, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Honeywell International, Inc., Praxair, Inc., Solar Applied Materials Technology Corp., Grikin, Solaris, Ametek Electronic Components and Packaging, Sumitomo Metals Industries, Ltd., and Tanaka Holding Co., Ltd., as well as a number of smaller regional and national suppliers.
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
Precision Coatings' products are sold directly from its facilities throughout the United States and Asia, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Viavi Corporation and Eastman Chemical Company and a number of smaller regional and national suppliers.
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
Approximately 800 customers purchase our products throughout the consumer electronics, industrial components, defense, medical, automotive electronics, telecommunications infrastructure, energy, commercial aerospace, science, services, and appliance end markets. No single customer accounted for more than 10% of our total net sales for 2018.

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
Backlog
The backlog of unshipped orders as of December 31, 2018, 2017, and 2016 was $266.0 million, $204.0 million, and $175.5 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2018 will be filled over the next 18 months.
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
On January 9, 2017, the U.S. Occupational Safety and Health Administration (OSHA) published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and record keeping. On July 6, 2018, OSHA issued a Direct Final Rule that amended the text of the new standard to clarify OSHA’s intent with respect to certain terms and provisions of the standard, and on December 11, 2018, OSHA issued a Notice of Proposed Rulemaking concerning additional modifications to the standard “to clarify certain provisions and to simplify or improve compliance.” Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect the buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.
We use our Investor Relations website, http://investor.shareholder.com/materion/index.cfm, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via this website. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
In 2018, 10% of our value-added sales was derived from sales to customers in the defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
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
When taking periodic physical inventories in our refinery operations, we reconcile the actual precious metals to what was estimated prior to the physical inventory count. Those estimates are based in part on assays or samples of precious metals taken during the refining process. If those estimates are inaccurate, we may have an inventory long (more physical precious metal than what we had estimated) or short (less physical precious metal than what we had estimated). These fluctuations could have a material impact on our financial statements and may impact earnings. In the past, our gross margin has been reduced by a net quarterly physical inventory adjustment. Higher precious metal prices may magnify the value of any potential inventory long or short.
Because we maintain a significant inventory of precious metals, we may experience losses due to employee error or theft.
Because we manufacture products that contain precious metals, we maintain a significant amount of precious metals at certain of our manufacturing facilities.  Accordingly, we are subject to the risk of precious metal shortages resulting from employee error or theft. In the past, we have had precious metal shortages resulting from employee error and theft, which could reoccur in the future.

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
We sell to customers outside of the United States from our United States and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 40% in 2018, 44% in 2017, and 34% in 2016 of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:

•
burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements, increasingly complex requirements concerning privacy and data security, including the European Union's General Data Protection Regulation, and unexpected changes in any of these factors;

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
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations or other anti-bribery laws, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2018, we had one CBD case outstanding.
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
We, as well as our customers, are subject to laws regulating worker exposure to beryllium. OSHA has published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping. Materion was a participant in the development of the new standards, which fundamentally represent our current health and safety operating practices. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
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
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2018, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2018, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,130
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/63,223
Alzenau, Germany (2)	Leased	136,433
Bloomfield, Connecticut (3)	Leased	44,800
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	97,000
Delta, Utah (1)	Owned	100,836
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Fremont, California (1)	Leased	40,000
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	130,000/26,451
Lorain, Ohio (1)	Owned/Leased	55,000/10,000
Milwaukee, Wisconsin (2)	Owned	98,750
Reading, Pennsylvania (1)	Owned	128,863
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,743
Taoyuan City, Taiwan (2)	Leased	32,523
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	53,000
Wheatfield, New York (2)	Owned	35,000
Windsor, Connecticut (3)	Leased	34,700
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,500
Maastricht, The Netherlands (2)	Leased	450
Seoul, Korea (2)	Leased	13,654
Singapore (1)	Leased	2,500
Stuttgart, Germany (1)	Leased	24,800
Tokyo, Japan (1)	Leased	7,200
Warren, Michigan (1)	Leased	34,500

(1)	Performance Alloys and Composites

(2)	Advanced Materials

(3)	Precision Coatings

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

Beryllium Claims
As of December 31, 2018, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case (involving four plaintiffs). The case was originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs other than the personal representative of the decedent sought compensatory damages. The survival action brought by the decedent's designated personal representative sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court granted the demurrer, dismissing all claims against the Company, without leave to amend the complaint. On February 3, 2016, the plaintiffs filed a notice of appeal. On June 23, 2016, the California Supreme Court in a case titled Ramos v. Brenntag Specialties, 2016 WL 3435777, issued a unanimous opinion disapproving the case precedent upon which the Company's successful demurrer had been based. Based on this decision, the parties stipulated that the judgment entered in favor of the defendants be reversed and the matter remanded to the trial court for further proceedings. On July 30, 2018, the trial court granted summary adjudication in favor of all defendants on the survival action on the ground that the action was barred by the statute of limitations. On August 7, 2018, the Company filed a Notice of Entry of Order Granting Summary Adjudication in Favor of Defendants on Plaintiffs' Survival Action. The entry of this Order by the trial court eliminated the punitive damages claim from the action. Trial in the Godoy case, which was originally scheduled for March 12, 2019, has been continued to September 4, 2019.
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
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of February 1, 2019, there were 792 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
September 29 through November 2, 2018(1)	2,666	$56.45	—	$15,703,744
November 3 through November 30, 2018	—	—	—	15,703,744
December 1 through December 31, 2018	9,500	44.47	9,500	15,281,289
Total	12,166	$47.09	9,500	$15,281,289

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)
On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2018, we repurchased 9,500 shares at an average price of $44.47 per share, or $0.4 million in the aggregate.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

	2014	2015	2016	2017	2018
Materion Corporation	$150	$120	$172	$214	$199
Russell 2000	169	162	196	225	200
S&P SmallCap 600	174	170	215	244	223
S&P SmallCap 600 - Materials	171	127	196	216	168
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2013 and that all applicable dividends were reinvested.

Item 6.	SELECTED FINANCIAL DATA
Materion Corporation and Subsidiaries

(Thousands except per share data)	2018	2017	2016	2015	2014
For the year
Net sales	$1,207,815	$1,139,447	$969,236	$1,025,272	$1,126,890
Income before income taxes(1)	16,342	36,396	25,315	42,818	54,801
Income tax (benefit) expense(2)	(4,504)	24,945	(425)	10,660	12,670
Net income	20,846	11,451	25,740	32,158	42,131
Earnings per share of common stock:
Basic	1.03	0.57	1.29	1.60	2.06
Diluted	1.01	0.56	1.27	1.58	2.02
Dividends per share of common stock	0.415	0.395	0.375	0.355	0.335
Depreciation, depletion, and amortization	35,524	42,751	45,651	37,817	42,721
Capital expenditures	27,702	27,516	27,177	29,505	29,312
Mine development expenditures	6,558	1,560	9,861	22,585	1,247
Year-end position
Net current assets	$299,573	$283,834	$254,907	$249,616	$282,628
Ratio of current assets to current liabilities	3.1 to 1	3.2 to 1	3.8 to 1	3.6 to 1	3.7 to 1
Property, plant, and equipment:
At cost	898,251	891,789	861,267	833,834	800,671
Cost less depreciation, depletion, and amortization	251,018	255,578	252,631	263,629	247,588
Total assets	800,341	791,084	741,298	742,293	761,921
Long-term liabilities(3)	101,401	161,097	150,853	157,182	173,890
Long-term debt	2,066	2,827	3,605	4,276	23,196
Shareholders’ equity	553,906	494,981	494,089	482,957	459,019
(1) Income before income taxes for 2018 includes pension settlement charges totaling $41.4 million. For additional information refer to Note O of the Consolidated Financial Statements.
(2) Income tax (benefit) expense includes the impact of the Tax Cuts and Jobs Act (TCJA) signed into law on December 22, 2017 totaling expense of $17.1 million and a benefit of $11.1 million in 2017 and 2018, respectively. For additional information refer to Note H of the Consolidated Financial Statements.
(3) Long-term liabilities include long-term obligations relating to Retirement and post-employment benefits, Unearned income, Capital lease obligations, and Other long-term liabilities.

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
RESULTS OF OPERATIONS

(Thousands except per share data)	2018	2017	2016
Net sales	$1,207,815	$1,139,447	$969,236
Value-added sales	738,958	677,697	599,910
Gross margin	251,105	212,829	184,528
Gross margin as a % of Value-added sales	34%	31%	31%
Selling, general, and administrative (SG&A) expense	153,489	144,280	128,972
SG&A expense as a % of Value-added sales	21%	21%	21%
Research and development (R&D) expense	15,187	13,981	12,802
R&D expense as a % of Value-added sales	2%	2%	2%
Restructuring expense	5,599	644	2,586
Other — net	15,334	13,893	11,288
Operating profit	61,496	40,031	28,880
Interest expense — net	2,471	2,183	1,789
Other non-operating expense — net	42,683	1,452	1,776
Income before income taxes	16,342	36,396	25,315
Income tax (benefit) expense	(4,504)	24,945	(425)
Net income	20,846	11,451	25,740

Diluted earnings per share	1.01	0.56	1.27
2018 Compared to 2017
Net sales were $1,207.8 million in 2018, reflecting an increase of 6% from 2017. Net sales in the Performance Alloys and Composites segment increased $71.1 million due to higher sales volume and improved commercial execution. Net sales in the Precision Coatings and Advanced Materials segments were relatively flat compared to 2017. Changes in precious metal and copper prices unfavorably impacted net sales in 2018 by approximately $2.7 million when compared to 2017.
Value-added sales were $739.0 million in 2018, an increase of $61.3 million, or 9%, as compared to 2017 value-added sales of $677.7 million. Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales to value-added sales is included herein.
The increase in value-added sales was primarily driven by commercial excellence initiatives, new product introductions, and stronger demand in the energy, defense, and industrial components end markets. In addition, incremental value-added sales from the high-performance target materials business of the Heraeus Group (HTB) acquisition totaled approximately $9.4 million.
Gross margin was $251.1 million in 2018, or an 18% increase from the $212.8 million gross margin recorded in 2017. Gross margin expressed as a percentage of value-added sales increased to 34% in 2018 from 31% in 2017. The increase in gross margin was primarily due to a combination of higher sales volume and commercial and manufacturing performance improvements.
SG&A expenses totaled $153.5 million in 2018 as compared to $144.3 million in 2017. The increase in SG&A expenses was driven by investments to execute our strategic initiatives and variable costs associated with driving top-line and profit growth. Expressed as a percentage of value-added sales, SG&A expenses were 21% in both 2018 and 2017.
R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense increased 9% to $15.2 million and remained flat as a percentage of value-added sales at approximately 2% in both 2018 and 2017.

Restructuring expense consists primarily of cost reduction actions taken in order to align costs with commensurate business levels. These actions are generally accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. In 2018, we recorded $5.6 million of expenses related to restructuring actions taken in our Advanced Materials segment. The Company anticipates that cost savings realized from the staff reduction measures taken during 2018 will increase 2019 operating profit by approximately $3.0 million.
In 2017, restructuring charges of $0.6 million were incurred primarily in our Precision Coatings and Other segments. Refer to Note E of the Consolidated Financial Statements for additional discussion.
Other-net totaled expense of $15.3 million and $13.9 million in 2018 and 2017, respectively. In 2018, metal consignment fees increased $2.2 million. In addition we recorded $1.5 million of foreign currency losses, compared to $0.7 million of foreign currency gains recognized in 2017. These increases were partially offset by a $2.4 million decrease in the amortization of intangible assets. Refer to Note F of the Consolidated Financial Statements for the major components of Other-net.
Interest expense - net was $2.5 million in 2018 and $2.2 million in 2017. The increase is primarily due to a capital lease entered into in 2017 in connection with the HTB acquisition.
Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. The increase in other non-operating expense in 2018 compared to 2017 is due to $41.4 million in pension settlements recorded in 2018, primarily related to the purchase of a group annuity contract to relieve the Company of responsibility for certain pension benefit obligations. Refer to Note O of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Income tax (benefit) expense for 2018 was a benefit $4.5 million versus expense of $24.9 million in 2017. The effective tax rate for 2018 was negative 27.6% compared to an effective tax rate of 68.5% for 2017. The TCJA resulted in an expense of $17.1 million in 2017 and a benefit of $11.1 million in 2018. Refer to Note H to the Consolidated Financial Statements for further details on income taxes.
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
Gross margin was $212.8 million in 2017, or a 15% increase from the $184.5 million gross margin recorded in 2016. Gross margin expressed as a percentage of value-added sales was 31% in both 2017 and 2016. The increase in gross margin was primarily due to higher sales volume.
SG&A expenses totaled $144.3 million in 2017 as compared to $129.0 million in 2016. Expressed as a percentage of value-added sales, SG&A expenses were 21% in both 2017 and 2016. The increase is attributable to normal course of business expenses from the HTB acquisition of $5.9 million, $4.1 million of CEO transition costs, and higher variable compensation expense related to improved financial performance.
R&D expense was flat as a percentage of value-added sales at approximately 2% in both 2017 and 2016.
Restructuring expense consists primarily of cost reduction actions taken in order to align costs with commensurate business levels. These actions are generally accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. In 2017, restructuring charges of $0.6 million were incurred in our Precision Coatings and Other segments. In 2016, we incurred $2.6 million in restructuring expenses related to the closure of our service center in Fukaya, Japan. Refer to Note E of the Consolidated Financial Statements for additional discussion.

Other-net totaled expense of $13.9 million and $11.3 million in 2017 and 2016, respectively. Refer to Note F of the Consolidated Financial Statements for the major components of Other-net.
Interest expense - net was $2.2 million in 2017 and $1.8 million in 2016. The lower expense in 2016 resulted from lower average outstanding debt levels.
Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note O for details of the components of net periodic benefit costs.
Income tax (benefit) expense for 2017 was $24.9 million versus a benefit of $0.4 million in 2016. The effective tax rate for 2017 was 68.5% compared to a negative effective tax rate of 1.7% for 2016.
On December 22, 2017, the TCJA was signed into law, resulting in an expense of $17.1 million in 2017. The TCJA includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The TCJA also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities. The international provisions of the TCJA establish a territorial-style system for taxing foreign-source income of domestic multinational corporations. As a result of the TCJA, we recorded adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. Refer to Note H of the Consolidated Financial Statements for a discussion of the impact of compliance with the TCJA and a reconciliation of the statutory and effective tax rates.
Segment Disclosures
The Company consists of four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Alloys and Composites

(Thousands)	2018	2017	2016
Net sales	$500,590	$429,442	$387,539
Value-added sales	425,471	363,465	332,012
Operating profit	58,832	21,978	6,601

2018 Compared to 2017
Net sales from the Performance Alloys and Composites segment of $500.6 million in 2018 were 17% higher than net sales of $429.4 million in 2017 primarily due to higher sales volume principally in the energy, defense, and industrial components end markets, as well as improved commercial execution. In addition, the impact of higher pass-through metal prices favorably impacted net sales by approximately $3.9 million.
Value-added sales of $425.5 million in 2018 were 17% higher than value-added sales of $363.5 million in 2017. The increase in value-added sales was impacted by the same factors driving the net sales increase.
Performance Alloys and Composites generated operating profit of $58.8 million, or 14% of value-added sales, in 2018 as compared to $22.0 million, or 6% of value-added sales, in 2017. Operating profit in 2018 was favorably impacted by higher sales volume, favorable product mix, and improved manufacturing performance.
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
Advanced Materials

(Thousands)	2018	2017	2016
Net sales	$586,643	$590,789	$437,249
Value-added sales	223,714	228,062	176,332
Operating profit	17,651	32,763	26,282
2018 Compared to 2017
Net sales from the Advanced Materials segment of $586.6 million in 2018 were 1% lower than net sales of $590.8 million in 2017, primarily due to the impact of unfavorable pass-through metal prices of $8.9 million.
Value-added sales of $223.7 million were 2% lower than value-added sales of $228.1 million in 2017. During 2018, the HTB acquisition contributed incremental value-added sales of $9.4 million. Excluding the HTB acquisition, value-added sales decreased $13.7 million, or 7%, driven by softer demand in the consumer electronics end market.
Advanced Materials generated operating profit of $17.7 million in 2018 as compared to $32.8 million in 2017. Operating profit in 2018 was impacted by unfavorable product mix, particularly within the consumer electronics end market, as well as integration and ramp up expenses related to the move of the HTB business in Germany to a new state-of-the-art facility.
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
Precision Coatings

(Thousands)	2018	2017	2016
Net sales	$120,582	$119,216	$144,448
Value-added sales	94,231	90,678	97,700
Operating profit	11,468	8,445	11,635

2018 Compared to 2017

Net sales for the Precision Coatings segment were $120.6 million in 2018 as compared to $119.2 million in 2017, and value-added sales were $94.2 million in 2018 versus $90.7 million in 2017. The increase was primarily due to success in new product sales and improved end-market demand, principally in the defense end market.

The Precision Coatings segment reported an operating profit of $11.5 million, or 12% of value-added sales, in 2018 versus $8.4 million, or 9% of value-added sales, in 2017. The increase in operating profit was driven by a combination of sales growth, cost reduction actions, and improved manufacturing performance.

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
Other

(Thousands)	2018	2017	2016
Net sales	$—	$—	$—
Value-added sales	(4,458)	(4,508)	(6,134)
Operating loss	(26,455)	(23,155)	(15,638)

2018 Compared to 2017
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $26.5 million in 2018 increased $3.3 million as compared to $23.2 million in 2017. As a percent of total Company value-added sales, corporate costs increased to 4% in 2018 from 3% in 2017. The increase is reflective of investments to execute our strategic initiatives and variable costs associated with improved financial performance.

2017 Compared to 2016
Corporate costs of $23.2 million in 2017 increased $7.6 million as compared to $15.6 million in 2016. Corporate costs were 3% of total Company value-added sales in both 2017 and 2016. The increase in corporate costs in 2017 compared to 2016 was primarily due to costs associated with the CEO transition of $4.1 million and higher variable compensation expense relating to improved performance levels.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2018, 2017, and 2016 is as follows:

(Thousands)	2018	2017	2016
Net sales
Performance Alloys and Composites	$500,590	$429,442	$387,539
Advanced Materials	586,643	590,789	437,249
Precision Coatings	120,582	119,216	144,448
Other	—	—	—
Total	$1,207,815	$1,139,447	$969,236

Less: pass-through metal costs
Performance Alloys and Composites	$75,119	$65,977	$55,527
Advanced Materials	362,929	362,727	260,917
Precision Coatings	26,351	28,538	46,748
Other	4,458	4,508	6,134
Total	$468,857	$461,750	$369,326

Value-added sales
Performance Alloys and Composites	$425,471	$363,465	$332,012
Advanced Materials	223,714	228,062	176,332
Precision Coatings	94,231	90,678	97,700
Other	(4,458)	(4,508)	(6,134)
Total	$738,958	$677,697	$599,910
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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided from (used in) operating, investing, and financing activities is as follows:

(Thousands)	2018	2017	2016
Net cash provided by operating activities	$76,374	$67,795	$68,180
Net cash (used in) investing activities	(33,828)	(43,358)	(37,355)
Net cash (used in) financing activities	(13,605)	(15,445)	(23,118)
Effects of exchange rate changes	(140)	1,388	(479)
Net change in cash and cash equivalents	$28,801	$10,380	$7,228
Net cash provided by operating activities totaled $76.4 million in 2018 versus $67.8 million in 2017. Higher net income of $9.4 million was due to improved performance, specifically in the Performance Alloys and Composites segment. In conjunction with our pension annuitization transaction, we remeasured the periodic benefit obligation of our domestic pension plan and recorded settlement charges totaling $41.4 million during 2018. In addition, we contributed $42.0 million to our domestic pension plan during 2018.
Working capital requirements provided cash of $5.8 million during 2018 compared to providing $6.5 million in 2017. Cash flows provided by accounts receivable increased $11.3 million due to increased sales volumes and timing of collections. Three-month trailing days sales outstanding (DSO) was approximately 41 days at December 31, 2018 versus 37 days at December 31, 2017. Cash flows used by inventory decreased $13.7 million primarily within the Advanced Materials segment to respond to anticipated orders and demand. Cash flows from accounts payable and accrued expenses provided cash of approximately $8.8 million compared to $34.4 million in the prior year primarily resulting from a higher accounts payable balance, due to the timing of payments, and the HTB acquisition in prior year.
Price movements of precious and base metals are essentially passed to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize, our cash flow tends to stabilize as well.
Net cash used in investing activities was $33.8 million in 2018 compared to $43.4 million in 2017, reflecting the $16.5 million payment for the HTB acquisition in 2017 offset by higher payments for property, plant, and equipment and mine development of $5.2 million in 2018.
Net cash used in financing activities decreased $1.8 million from 2017 due to lower payments of withholding taxes for stock-based compensation awards and less repurchases of common stock.
Dividends per common share increased 5% to $0.415 per share in 2018. Total dividend payments to common shareholders were $8.4 million in 2018 and $7.9 million in 2017. In May 2018, the Board of Directors declared an increase in our quarterly dividend from $0.100 to $0.105 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At December 31, 2018, cash and cash equivalents held by our foreign operations totaled $14.1 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2018 and December 31, 2017 is as follows:

	December 31,
(Thousands)	2018	2017
Cash	$70,645	$41,844
Total outstanding debt	3,041	3,818
Net cash	67,604	38,026
Available borrowing capacity	$275,488	$254,777

Net cash is a non-GAAP financial measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
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
The Company's revolving credit agreement (Credit Agreement) expires in 2020 and is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows us to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2018 and December 31, 2017. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. As a result we have negotiated increases in the available capacity under existing lines, added additional lines, and extended the maturity dates of existing lines in recent years. The most recent amendment, completed in the third quarter of 2016 with our largest precious metals consignment facility, extended the maturity date from September 30, 2016 to September 30, 2019 and provided for more favorable pricing for fixed rate consignments. The available and unused capacity under the metal financing lines totaled approximately $133.9 million as of December 31, 2018. The availability is determined by Board approved levels and actual line capacity.
Contractual Obligations
A summary of payments to be made under long-term debt agreements, operating leases, significant capital leases, pension plan contributions, and material purchase commitments by year is as follows:

(Millions)	2019	2020	2021	2022	2023	There- after	Total
Total debt (1)	$0.8	$0.9	$1.3	$—	$—	$—	$3.0
Capital lease payments (2)	2.2	2.2	2.2	2.2	1.4	21.0	31.2
Interest payments on total debt (3)	0.2	0.1	—	—	—	—	0.3
Non-cancelable lease payments (4)	7.3	6.5	5.0	3.8	3.5	4.3	30.4
Pension plan contribution (5)	6.0	—	—	—	—	—	6.0
Other long-term liabilities (6)	1.2	2.9	0.6	0.9	0.4	0.5	6.5
Purchase obligations	0.9	0.3	0.3	0.3	1.7	1.7	5.2
Total	$18.6	$12.9	$9.4	$7.2	$7.0	$27.5	$82.6
(1)      Total debt relates to installment payments on our fixed rate industrial development revenue bonds that mature in 2021.
(2)     The capital lease payments include facilities relating to our Elmore, Ohio and Alzenau, Germany sites.
(3)     These amounts represent future interest payments related to our total debt.
(4)     The non-cancelable lease payments represent payments under operating leases with initial lease terms in excess of one year as of December 31, 2018.

(5)
Our domestic defined benefit pension plan is underfunded as of December 31, 2018. Contributions in future periods will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our contribution objectives, and other factors. We anticipate funding those contributions with cash on hand, cash generated from operations, or borrowings under our existing lines of credit. It is not practical to estimate the required contributions beyond 2019 at the present time.

(6)
Other long-term liabilities include environmental remediation costs. We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $6.5 million at both December 31, 2018 and December 31, 2017. Environmental projects tend to be long term, and the associated payments are typically made over a number of years. Refer to Note S of the Consolidated Financial Statements for further discussion.

Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $316.1 million as of December 31, 2018 versus $320.0 million as of December 31, 2017. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2018 and December 31, 2017. Refer to Note J for additional information.

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

	Proven	Probable	Total
As of December 31, 2018
Tonnage (in thousands)	8,047	945	8,992
Grade (% beryllium)	0.248%	0.257%	0.249%
Beryllium pounds (in millions)	39.96	4.85	44.81

As of December 31, 2017
Tonnage (in thousands)	8,119	945	9,064
Grade (% beryllium)	0.248%	0.257%	0.249%
Beryllium pounds (in millions)	40.34	4.85	45.19

Based upon average production levels in recent years and our near-term production forecasts, proven reserves would last a minimum of seventy-five years. The table below details our production of beryllium at our Utah location.

(Thousands of Pounds of Beryllium)	2018	2017	2016
Domestic ore	368	326	339
Non-domestic ore	—	12	23
Unyielded total	368	338	362
Annual yield	88%	88%	88%
Beryllium produced	324	296	318
% of mill capacity	50%	47%	42%
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
If management forms a judgment that a particular customer’s financial condition has deteriorated but decides to deliver products or services to the customer, we will defer recognizing revenue relating to products sold to that customer until it is probable that we will collect substantially all of the consideration to which we are entitled, which typically coincides with the collection of cash.
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
Unearned revenue is recorded cash consideration from customers in advance of the shipment of the goods, which is a liability on our Consolidated Balance Sheets. This contract liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the Company has transferred control of the product to the customer. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid relating to contracts with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. Refer to Note B of the Consolidated Financial Statements for additional details on our contract balances.
Accrued Liabilities
We have various accruals on our balance sheet that are based in part upon our judgment, including accruals for litigation, environmental remediation, and workers’ compensation costs. When a loss is probable, we establish accrual balances based on the reasonably estimable loss or range of loss as determined by a review of the available facts and circumstances by management and independent advisors and specialists, as appropriate. When no point of loss is more likely than another, the accrual is established at the low end of the estimated reasonable range. Litigation and environmental accruals are established only for identified and/or asserted claims; future claims, therefore, could give rise to increases to the accruals. The accruals are adjusted as facts and circumstances change, as well as for changes in our strategies or the pertinent regulatory requirements. Since these accruals are estimates, the ultimate resolution may be greater or less than the established accrual balance for a variety of reasons, including court decisions, additional discovery, inflation levels, cost control efforts, and resolution of similar cases. Changes to the accruals would then result in an additional charge or credit to the income statement in the period when the change is made. Refer to Note S of the Consolidated Financial Statements.
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
Non-employee claims for chronic beryllium disease (CBD) are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2018 and 2017, defense and indemnity costs were less than the deductible.
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
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we used an expected rate of return on plan assets assumption of 6.75% at December 31, 2018 and 7.00% at December 31, 2017. This assumption is reflective of management’s view of the long-term returns in the marketplace, as well as changes in risk profiles and available investments. Should the assets earn an average return less than the expected return assumption over time, in all likelihood the future pension expense would increase.
The impact of a change in the discount rate or expected rate of return assumption on pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2019 projected pension expense approximately $0.7 million. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2019 projected pension expense by approximately $0.4 million.
Refer to Note O of the Consolidated Financial Statements for additional details on our pension and other post-employment benefit plans.
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
We had valuation allowances of $15.9 million associated with certain federal, state, and foreign deferred tax assets as of year-end 2018, primarily for net operating loss carryforwards.
Refer to Note H of the Consolidated Financial Statements for additional deferred tax details.

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
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Advanced Materials segment totaled $50.3 million as of December 31, 2018. Within the Precision Coatings segment, goodwill totaled $17.9 million and $20.6 million relating to the Precision Optics and Large Area Coatings reporting units, respectively, as of December 31, 2018. The remaining $1.9 million is related to the Beryllium reporting unit within the Performance Alloys and Composites segment.
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
Precious metal prices, particularly palladium used by our Large Area Coatings reporting unit, have fluctuated significantly in recent years. The key risks with the precious metal pricing assumption, as discussed in Item 1A "Risk Factors," is our inability to pass the higher raw material costs to the customer along with the possibility that rising prices could deter our customers from purchasing our products and adversely affect our net sales and operating profit.
We also compared the market capitalization as of December 31, 2018 to the carrying value of our equity, noting no impairment indicators or triggering events.
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
We are charged a consignment fee by the financial institutions that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2018, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $4.5 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts whose terms match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2018, we had no such hedge contracts outstanding.
Copper. We also use copper in our production processes. When possible, fluctuations in the purchase price of copper are passed on to customers in the form of price adders or reductions. While over time our price exposure to copper is generally in balance, there can be a lag between the change in our cost and the pass-through to our customers, resulting in higher or lower margins in a given period. To mitigate this impact, we hedge a portion of this pricing risk.
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2018, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.2 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2018, 2017, or 2016 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances. We may also be exposed to changes in interest rates if we incur future borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. There were no interest rate derivatives outstanding as of December 31, 2018. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $38.7 million as of December 31, 2018. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2018 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2018 would reduce pre-tax profits by approximately $3.9 million in 2018. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements, or the translation effects on any other foreign currency denominated income statement or balance sheet item.
Utilities. The cost of natural gas and electricity used in our operations may vary from year to year and from season to season. We attempt to minimize these fluctuations and the exposure to higher costs by utilizing fixed price agreements of set durations, when deemed appropriate, obtaining competitive bidding between regional energy suppliers, and other methods.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure with any one financial institution. All of the banks in our bank group had credit in good standing as of year-end 2018. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Materion Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Materion Corporation and subsidiaries’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Materion Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.
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
February 14, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation

Opinion on Internal Control over Financial Reporting

We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 14, 2019

Materion Corporation and Subsidiaries
Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Income

(Thousands except per share amounts)	2018	2017	2016
Net sales	$1,207,815	$1,139,447	$969,236
Cost of sales	956,710	926,618	784,708
Gross margin	251,105	212,829	184,528
Selling, general, and administrative expense	153,489	144,280	128,972
Research and development expense	15,187	13,981	12,802
Restructuring expense (Note E)	5,599	644	2,586
Other — net (Note F)	15,334	13,893	11,288
Operating profit	61,496	40,031	28,880
Interest expense — net (Note G)	2,471	2,183	1,789
Other non-operating expense — net (Note O)	42,683	1,452	1,776
Income before income taxes	16,342	36,396	25,315
Income tax (benefit) expense (Note H)	(4,504)	24,945	(425)
Net income	$20,846	$11,451	$25,740
Basic earnings per share:
Net income per share of common stock	$1.03	$0.57	$1.29
Diluted earnings per share:
Net income per share of common stock	$1.01	$0.56	$1.27

Cash dividends per share	$0.415	$0.395	$0.375

Weighted-average number of shares of common stock outstanding:
Basic	20,212	20,027	19,983
Diluted	20,613	20,415	20,213

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income (Loss)

(Thousands)	2018	2017	2016
Net income	$20,846	$11,451	$25,740
Other comprehensive income:
Foreign currency translation adjustment	(484)	1,552	(172)
Derivative and hedging activity, net of tax benefit (expense) of $672, ($271), and ($149)	138	(1,074)	258
Pension and post-employment benefit adjustment, net of tax (expense) benefit of ($13,300), ($13,820), and $4,555	45,049	(17,234)	(5,562)
Other comprehensive income (loss)	44,703	(16,756)	(5,476)
Comprehensive income (loss)	$65,549	$(5,305)	$20,264

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows

(Thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$20,846	$11,451	$25,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	35,524	42,751	45,651
Amortization of deferred financing costs in interest expense	1,009	919	666
Stock-based compensation expense (non-cash)	5,313	4,957	3,174
Amortization of pension and post-retirement costs	5,551	4,865	4,060
Loss (gain) on sale of property, plant, and equipment	518	234	(648)
Deferred income tax (benefit) expense	(1,318)	20,256	(9,010)
Pension settlement charges	41,406	—	120
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(7,219)	(18,484)	(4,096)
Decrease (increase) in inventory	4,234	(9,462)	10,791
Decrease (increase) in prepaid and other current assets	1,162	(11,606)	658
Increase (decrease) in accounts payable and accrued expenses	8,820	34,433	2,758
Increase (decrease) in unearned revenue	477	4,336	(2,590)
Increase (decrease) in interest and taxes payable	435	(514)	2,511
Domestic pension plan contributions	(42,000)	(16,000)	(16,000)
Other — net	1,616	(341)	4,395
Net cash provided by operating activities	76,374	67,795	68,180
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(27,702)	(27,516)	(27,177)
Payments for mine development	(6,558)	(1,560)	(9,861)
Payments for acquisition	—	(16,504)	(1,750)
Proceeds from sale of property, plant, and equipment	432	2,222	1,433
Net cash (used in) investing activities	(33,828)	(43,358)	(37,355)
Cash flows from financing activities:
Repayment of short-term debt	—	—	(8,305)
Proceeds from issuance of long-term debt	—	55,000	10,000
Repayment of long-term debt	(777)	(55,797)	(10,694)
Principal payments under capital lease obligations	(861)	(843)	(736)
Cash dividends paid	(8,389)	(7,913)	(7,496)
Deferred financing costs	—	(300)	(1,000)
Repurchase of common stock	(422)	(1,086)	(3,798)
Payments of withholding taxes for stock-based compensation awards	(3,156)	(4,506)	(1,089)
Net cash (used in) financing activities	(13,605)	(15,445)	(23,118)
Effects of exchange rate changes	(140)	1,388	(479)
Net change in cash and cash equivalents	28,801	10,380	7,228
Cash and cash equivalents at beginning of period	41,844	31,464	24,236
Cash and cash equivalents at end of period	$70,645	$41,844	$31,464
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2018 and 2017
Consolidated Balance Sheets

(Thousands)	2018	2017
Assets
Current assets
Cash and cash equivalents (Note A)	$70,645	$41,844
Accounts receivable (Note A)	130,538	124,014
Inventories, net (Notes A and J)	214,871	220,352
Prepaid and other current assets	23,299	24,733
Total current assets	439,353	410,943
Deferred income taxes (Notes A and H)	5,616	17,047
Property, plant, and equipment (Notes A and K)	898,251	891,789
Less allowances for depreciation, depletion, and amortization	(647,233)	(636,211)
Property, plant, and equipment — net	251,018	255,578
Intangible assets (Notes A and L)	6,461	9,847
Other assets	7,236	6,992
Goodwill (Notes A and L)	90,657	90,677
Total Assets	$800,341	$791,084

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note M)	$823	$777
Accounts payable	49,622	49,059
Salaries and wages	47,501	42,694
Other liabilities and accrued items	33,301	28,044
Income taxes (Notes A and H)	2,615	1,084
Unearned revenue	5,918	5,451
Total current liabilities	139,780	127,109
Other long-term liabilities	14,764	14,895
Capital lease obligations	15,221	16,072
Retirement and post-employment benefits (Note O)	38,853	93,225
Unearned income (Note A)	32,563	36,905
Long-term income taxes (Notes A and H)	2,993	4,857
Deferred income taxes (Notes A and H)	195	213
Long-term debt (Note M)	2,066	2,827
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2018 and 2017)	234,704	223,484
Retained earnings	548,374	536,116
Common stock in treasury (6,906 shares for 2018 and 7,042 shares for 2017)	(175,426)	(166,128)
Accumulated other comprehensive loss (Note P)	(58,234)	(102,937)
Other equity	4,488	4,446
Total shareholders’ equity	553,906	494,981
Total Liabilities and Shareholders’ Equity	$800,341	$791,084

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Shareholders’ Equity

(Thousands)	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at January 1, 2016	$208,967	$499,659	$(148,559)	$(80,705)	$3,595	$482,957
Net income	—	25,740	—	—	—	25,740
Other comprehensive income (loss)	—	—	—	(5,476)	—	(5,476)
Cash dividends declared	—	(7,496)	—	—	—	(7,496)
Stock-based compensation activity	3,764	—	(1,762)	—	—	2,002
Repurchase of 147 shares	—	—	(3,798)	—	—	(3,798)
Directors' deferred compensation	(29)	—	(280)	—	469	160
Balance at December 31, 2016	$212,702	$517,903	$(154,399)	$(86,181)	$4,064	$494,089
Net income	—	11,451	—	—	—	11,451
Other comprehensive income (loss)	—	—	—	(2,081)	—	(2,081)
Tax Cuts and Jobs Act Reclassification	—	14,675	—	(14,675)	—	—
Cash dividends declared	—	(7,913)	—	—	—	(7,913)
Stock-based compensation activity	10,750	—	(10,300)	—	—	450
Repurchase of 32 shares	—	—	(1,086)	—	—	(1,086)
Directors’ deferred compensation	32	—	(343)	—	382	71
Balance at December 31, 2017	$223,484	$536,116	$(166,128)	$(102,937)	$4,446	$494,981
Net income	—	20,846	—	—	—	20,846
Other comprehensive income (loss)	—	—	—	2,722	—	2,722
Pension settlement charges	—	—	—	41,406	—	41,406
Tax Cuts and Jobs Act Reclassification	—	(575)	—	575	—	—
Cumulative effect of accounting change	—	425	—	—	—	425
Cash dividends declared	—	(8,389)	—	—	—	(8,389)
Stock-based compensation activity	11,131	(49)	(8,924)	—	—	2,158
Repurchase of 10 shares	—	—	(422)	—	—	(422)
Directors’ deferred compensation	89	—	48	—	42	179
Balance at December 31, 2018	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906

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
Refer to Note D for additional segment details. The Company is vertically integrated and distributes its products through a combination of company-owned facilities and independent distributors and agents.
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
The amounts reflected in Note C are the results of the final purchase price allocation.
Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Consolidation:    The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2018. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2018, the Company had $50.3 million of cash equivalents invested in institutional money market funds. The carrying value of the money market funds approximates fair value due to their short-term maturities.
Accounts Receivable:    An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. The allowance for doubtful accounts was $616 and $640 at December 31, 2018 and 2017, respectfully. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
Inventories:    Inventories are stated at the lower of cost or net realizable value. The cost of the majority of domestic inventories is determined using the last-in, first-out (LIFO) method to reflect a better matching of costs and revenues. The remaining inventories are stated principally at average costs. Inventories valued on the LIFO cost method were approximately 57% of inventories, net in 2018, and 52% of inventories, net in 2017.

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

Mine development costs at our open pit surface mines include drilling, infrastructure, other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body. Before mineralization is classified as proven and probable reserves, costs are classified as exploration expense. Capitalization of mine development project costs that meet the definition of an asset begins once mineralization is classified as proven and probable reserves.

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information on the ore body. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of costs applicable to sales.

The costs of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production phase are capitalized during the development of an open-pit mine and are capitalized at each pit. These costs are amortized as the ore is extracted using the units-of-production method based upon total estimated recoverable proven reserves for the individual pit. The Company uses beryllium pounds as the unit of accounting measure for recording amortization.

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
Advertising Costs:    The Company expenses all advertising costs as incurred. Advertising costs were $1,196 in 2018, $1,252 in 2017, and $1,163 in 2016.
Stock-based Compensation:    The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. The fair value of restricted stock units is based on the closing price of the Company's common shares on the grant date. Stock appreciation rights (SARs) are granted with an exercise price equal to the closing price of the Company's common shares on the date of grant. The fair value of SARs is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note Q for additional information about stock-based compensation.
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
New Pronouncements Adopted:  In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by pertinent employees during the period. This ASU requires non-service cost components of net benefit cost to be presented in a caption below the Company's Operating profit and allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The Company adopted the new standard as of January 1, 2018 and applied its amendments retrospectively for the presentation of service cost and other components of net benefit cost on the income statement and prospectively for the capitalization of service cost and net periodic post-retirement benefits in assets. The application of ASU 2017-07 resulted in an increase to Operating profit of $1.5 million and $1.8 million for 2017 and 2016, respectively, which was offset by a corresponding increase in Other non-operating expense, net. The adoption of this ASU did not have a material effect on the Company's financial condition or liquidity. The Company utilized this ASU's practical expedient, which permits the Company to use the amounts disclosed in its Pensions and Other Post-employment Benefits note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which supersedes previous revenue recognition guidance. The Company adopted the new standard using the modified retrospective method as of January 1, 2018. Prior periods were not retrospectively adjusted. This approach was applied to all contracts not completed as of January 1, 2018. The new standard primarily impacted the Company's timing of revenue recognition for certain contracts and subcontracts with the United States (U.S.) government that contain termination for convenience clauses, and due to the cumulative impact of adopting ASC 606, the Company recorded an increase to beginning retained earnings of $0.4 million, net of tax as summarized below:

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
In February 2016, the FASB issued ASU 2016-02, Leases, which eliminates the off-balance-sheet accounting for leases. The new guidance will require lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. This ASU is required to be applied using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. This ASU is effective for interim and annual periods on January 1, 2019, and the Company will apply the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU's effective date; however, the Company will not elect the hindsight transitional practical expedient. The Company also will apply the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company will elect an accounting policy to not apply recognition requirements of the guidance to short-term leases.

The Company is nearing completion of its assessment process and its determination of the expanded disclosure regarding leases, as well as the impact to the consolidated financial statements. The Company is also concluding its testing of the functionality and related controls of a new third-party lease accounting system and implementing other new processes and controls to support recognition and disclosure under the new lease standard. The adoption of the new standard will result in the recording of lease assets and lease liabilities for operating leases in the range of approximately $26 million to $28 million as of January 1, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, cash flows or debt covenants.
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

Shipping and Handling Costs: The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, customer payments of shipping and handling costs are recorded as a component of net sales, and related costs are recorded as a component of cost of sales.

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

Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2018. Remaining performance obligations include noncancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $28.8 million.

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
Contract Balances: The timing of revenue recognition, billings and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2018	January 1, 2018	$ change	% change
Accounts receivable, trade	$124,498	$122,393	$2,105	2%
Unbilled receivables	4,619	2,658	1,961	74%
Unearned revenue	5,918	5,451	467	9%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2018.

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

Note C — Acquisitions

On February 28, 2017, the Company acquired the high-performance target materials business of the Heraeus Group (HTB), of Hanau, Germany, for $16.5 million. This business manufactures precious and non-precious metal target materials for the architectural and automotive glass, electronic display, photovoltaic, and semiconductor markets at facilities in Germany, Taiwan, and the United States. This business operates within the Advanced Materials segment, and the results of operations are included as of the date of acquisition.

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

Note D — Segment Reporting and Geographic Information
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

Financial information for reportable segments was as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
2018
Net sales	$500,590	$586,643	$120,582	$—	$1,207,815
Intersegment sales	37	50,460	—	—	50,497
Operating profit (loss)	58,832	17,651	11,468	(26,455)	61,496
Depreciation, depletion, and amortization	17,434	8,575	7,066	2,449	35,524
Expenditures for long-lived assets	15,396	15,523	1,983	1,358	34,260
Assets	410,239	207,183	90,537	92,382	800,341
2017
Net sales	$429,442	$590,789	$119,216	$—	$1,139,447
Intersegment sales	114	58,056	—	—	58,170
Operating profit (loss)	21,978	32,763	8,445	(23,155)	40,031
Depreciation, depletion, and amortization	23,209	7,354	9,721	2,467	42,751
Expenditures for long-lived assets	10,427	13,318	3,048	2,283	29,076
Assets	418,798	202,389	97,504	72,393	791,084
2016
Net sales	$387,539	$437,249	$144,448	$—	$969,236
Intersegment sales	240	70,457	—	—	70,697
Operating profit (loss)	6,601	26,282	11,635	(15,638)	28,880
Depreciation, depletion, and amortization	27,059	6,644	9,945	2,003	45,651
Expenditures for long-lived assets	26,604	4,931	3,176	2,327	37,038
Assets	422,787	133,682	108,788	76,041	741,298
Intersegment sales are eliminated in consolidation.
The primary measures of evaluating segment performance is operating profit and net sales. From an assets perspective, segments are evaluated based upon a return on invested capital metric, which includes inventory (excluding the impact of LIFO), accounts receivable, and property, plant, and equipment.
Other geographic information includes the following:

(Thousands)	2018	2017	2016
Net sales
United States	$726,881	$650,675	$639,675
Asia	270,672	265,991	193,739
Europe	186,081	205,118	121,648
All other	24,181	17,663	14,174
Total	$1,207,815	$1,139,447	$969,236
Long-lived assets by country deployed
United States	$215,395	$227,412	$240,309
All other	35,623	28,166	12,322
Total	$251,018	$255,578	$252,631
International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.
Long-lived assets are comprised of property, plant, and equipment based on physical location.

The following table disaggregates revenue for each segment by end market for 2018:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
2018
End Market
Consumer Electronics	$103,339	$327,355	$18,886	$—	$449,580
Industrial Components	101,646	46,988	11,139	—	159,773
Energy	41,474	77,248	12	—	118,734
Automotive Electronics	78,963	—	1,521	—	80,484
Defense	45,162	15,233	20,077	—	80,472
Medical	8,349	17,627	65,125	—	91,101
Telecom Infrastructure	38,526	28,437	59	—	67,022
Other	83,131	73,755	3,763	—	160,649
Total	$500,590	$586,643	$120,582	$—	$1,207,815
Intersegment sales are eliminated in consolidation.
Note E — Restructuring
In both 2018 and 2017, the Company completed cost reduction actions in order to align costs with commensurate business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reduction.
Costs associated with these actions in 2018 were in the Advanced Materials segment and included severance associated with approximately forty employees and other related costs. Remaining severance payments related to these initiatives of $5.3 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company expects that the remaining severance payments will be substantially paid by the end of 2019 and does not expect to incur additional costs related to these initiatives.
Costs associated with these actions in 2017 were within the Other and Precision Coatings segments and included severance associated with approximately twenty-three employees and other related costs. The severance payments were substantially paid by the end of 2017.
In 2016, the Company closed the Fukaya, Japan service center, which is a part of the Performance Alloys and Composites segment. Costs associated with the plan included severance associated with approximately thirteen employees and related facility exit costs. The severance payments were paid by the end of 2017.
These costs are presented in the Company's segment results as follows:

(Thousands)	2018	2017	2016
Performance Alloys & Composites	$—	$(16)	$2,586
Advanced Materials	5,599	—	—
Precision Coatings	—	431	—
Other	—	229	—
Total	$5,599	$644	$2,586
Certain prior-year amounts relating to restructuring have been reclassified in the Consolidated Statements of Income to conform to 2018 presentation. For 2017, Cost of sales and Selling, general, and administrative expense were reduced by $0.5 million and $1.3 million, respectively, while Other-net was increased by $1.1 million, reflecting a $1.4 million gain realized on the sale of the Company's service center in Fukaya, Japan. For 2016, Other-net was reduced by $2.6 million.
Remaining severance payments related to these initiatives of $5.3 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company does not expect to incur additional costs related to these initiatives.

Note F — Other-net
Other-net is summarized for 2018, 2017, and 2016 as follows:

	(Income) Expense
(Thousands)	2018	2017	2016
Metal consignment fees	$10,999	$8,782	$6,409
Amortization of intangible assets	2,265	4,629	4,498
Foreign currency loss (gain)	1,487	(722)	1,525
Net loss (gain) on disposal of fixed assets	518	234	(648)
Rental income	(416)	(168)	(21)
Other items	481	1,138	(475)
Total other-net	$15,334	$13,893	$11,288
Note G — Interest
The following chart summarizes the interest incurred, capitalized, and paid for 2018, 2017, and 2016:

(Thousands)	2018	2017	2016
Interest incurred	$2,870	$2,608	$2,219
Less: Capitalized interest	399	425	430
Total net expense	$2,471	$2,183	$1,789
Interest paid	$1,436	$1,646	$1,611
The increase in interest expense for 2018 was primarily due to a capital lease entered into in 2017 in connection with the HTB acquisition. The higher expense in 2017 compared to 2016 was due to higher average debt levels outstanding. Amortization of deferred financing costs within interest expense was $1.0 million in 2018, $0.9 million in 2017, and $0.7 million in 2016.

Note H — Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA) was enacted in the United States. The TCJA included a number of changes to the U.S. tax code including, but not limited to, (1) the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) the addition of new taxes on certain foreign sourced earnings; (4) a deduction for foreign-derived intangible income; and (5) the repeal of corporate alternative minimum tax and the domestic production activity deduction.

SAB 118 Measurement Period

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018. As of December 31, 2017, the Company had not completed its accounting for the enactment-date income tax effects of the TCJA under ASC 740 for the following items: remeasurement of deferred tax assets and liabilities, the one-time transition tax on earnings of foreign subsidiaries, and the policy election to account for global intangible low-taxed income (GILTI) in deferred taxes. In the year ended December 31, 2017, the Company recorded a total provisional amount of $17.1 million, which was recognized and included as a component of income tax expense. The $17.1 million provisional amount included $5.0 million of tax expense for the re-measurement of deferred tax assets, $6.1 million of tax expense for the transition tax on the mandatory deemed repatriation of foreign earnings, a $9.5 million valuation allowance recorded on foreign tax credits that were deemed unrealizable as a result of the TCJA, and a $3.5 million tax benefit for the generation of foreign tax credits.

At December 31, 2018, the Company had completed its accounting for all of the enactment-date income tax effects of the TCJA. During 2018, the Company recognized adjustments to the provisional amounts recorded as of December 31, 2017 and included the adjustments as a component of income tax expense. In 2018, the Company recorded a $11.1 million net tax benefit related to the enactment-date effects of the TCJA for the re-measurement of deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings, the generation of foreign tax credits, and the reversal of the valuation allowance related to foreign tax credits.

Deferred Remeasurement

As of December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21%, and recorded a provisional tax expense of $5.0 million. Upon further analysis of certain aspects of the TCJA and refinement of our calculations during the twelve-month period ended December 31, 2018, we reduced our provisional tax expense by $2.8 million, which is included as a component of income tax expense from continuing operations.

Transition Tax

The transition tax is a one-time tax based on the Company's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. As of December 31, 2017, the Company recorded a provisional tax expense of $6.1 million for the one-time transition tax. Upon further analysis of the TCJA, as well as Notices and Regulations issued and proposed by the U.S. Department of Treasury and the Internal Revenue Service, the Company finalized the calculations of the transition tax liability in 2018. The Company reduced its provisional tax expense by $1.2 million, which is included as a component of income tax expense.

As of December 31, 2017, the Company recorded a valuation allowance of $9.5 million on foreign tax credits that were determined not to be realizable as a result of the TCJA. In 2018, the Company finalized its calculations and reduced the valuation allowance by $2.4 million due to the generation of less foreign tax credits. The Company released the remaining valuation allowance due to an updated foreign expense methodology and further assessment of Notices and Regulations issued. As of December 31, 2018, the Company has determined that the foreign tax credits can be realized in full and no valuation allowance is recorded, which resulted in a $7.1 million tax benefit during the year.

Consistent with December 31, 2017, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2018.

GILTI

While the TCJA provides for a territorial tax system, beginning in 2018, it includes a new U.S. tax, GILTI. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the period cost method), or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the deferred method). After further analysis, the Company has determined that it has no incremental U.S. tax on GILTI for the year ended December 31, 2018. The Company has elected to use the current period method, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018.

Income (loss) before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2018	2017	2016
Income before income taxes:
Domestic	$20,272	$28,327	$13,934
Foreign	(3,930)	8,069	11,381
Total income before income taxes	$16,342	$36,396	$25,315
Income tax expense:
Current income tax expense:
Domestic	$(5,896)	$1,912	$6,505
Foreign	2,710	2,777	2,080
Total current	$(3,186)	$4,689	$8,585
Deferred income tax (benefit) expense:
Domestic	$(4,083)	$19,935	$(8,842)
Foreign	2,765	321	(168)
Total deferred	$(1,318)	$20,256	$(9,010)
Total income tax (benefit) expense	$(4,504)	$24,945	$(425)
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal tax effect	0.1	2.3	(0.4)
Effect of excess of percentage depletion over cost depletion	(17.8)	(10.0)	(10.6)
Manufacturing production deduction, including impact of NOL carryback	6.3	(0.8)	(3.3)
Foreign derived intangible income deduction	(2.9)	—	—
Tax Cuts and Jobs Act impact	(67.8)	47.1	—
Foreign rate differential	1.5	(3.4)	(5.9)
Research and development tax credit	(7.6)	(2.6)	(6.6)
Foreign tax credit	(1.9)	(1.1)	(28.1)
Foreign repatriation	2.0	1.3	13.7
Incremental fixed asset basis	—	(3.4)	—
Adjustment to unrecognized tax benefits	2.7	2.8	3.2
Stock compensation - excess tax benefits	(4.4)	(1.9)	—
Valuation allowance	38.7	2.4	0.1
Other items	2.5	0.8	1.2
Effective tax rate	(27.6)%	68.5%	(1.7)%

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2018	2017
Asset (liability)
Post-employment benefits other than pensions	$2,198	$2,787
Other reserves	693	1,371
Deferred compensation	3,539	5,054
Environmental reserves	1,463	1,452
Inventory	3,032	4,636
Pensions	8,105	14,307
Accrued compensation expense	6,215	2,852
Net operating loss and credit carryforwards	12,002	6,374
Research and development tax credit carryforward	744	2,466
Foreign tax credit carryforward	2,385	9,481
Subtotal	40,376	50,780
Valuation allowance	(15,917)	(16,246)
Total deferred tax assets	24,459	34,534
Depreciation	(10,280)	(10,250)
Amortization	(3,635)	(2,900)
Mine development	(5,123)	(3,621)
Capitalized interest expense	—	(112)
Derivative instruments and hedging activities	—	(817)
Total deferred tax liabilities	(19,038)	(17,700)
Net deferred tax asset	$5,421	$16,834

The Company had deferred income tax assets offset with a valuation allowance for certain foreign and state net operating losses, state investment and research and development tax credit carryforwards, and deferred tax assets that are not likely to be realized for several of the Company's controlled foreign corporations. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.

At December 31, 2018, for income tax purposes, the Company had foreign net operating loss carryforwards of $22.7 million that do not expire, and $8.0 million that expire in calendar years 2019 through 2027, of which $0.1 million expires within the next twelve months. The Company also had state net operating loss carryforwards of $21.9 million that expire in calendar years 2019 through 2037 and state tax credits of $3.6 million that expire in calendar years 2019 through 2033. A valuation allowance of $9.5 million has been provided against certain foreign and state net operating loss carryforwards and state tax credits due to uncertainty of their realization.
The Company has research and development tax credits of $0.7 million that expire in calendar year 2038 and foreign tax credits of $2.4 million which all expire in calendar year 2026.
The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2014, and foreign examinations for tax years before 2010.
A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2018 and 2017 is as follows:

(Thousands)	2018	2017
Balance at January 1	$2,944	$2,048
Additions to tax provisions related to the current year	443	163
Additions to tax positions related to prior years	4	1,210
Reduction to tax positions related to prior years	(508)	(121)
Lapses on statutes of limitations	—	(356)
Balance at December 31	$2,883	$2,944

At December 31, 2018, the Company had $2.9 million of unrecognized tax benefits, of which $2.2 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2018, 2017, and 2016. As of December 31, 2018 and 2017, accrued interest and penalties, net of the related tax benefit, were immaterial.
Income taxes paid during 2018, 2017 and 2016, were approximately $2.6 million, $8.1 million, and $3.0 million, respectively.

Note I — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2018	2017	2016
Numerator for basic and diluted EPS:
Net income	$20,846	$11,451	$25,740
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,212	20,027	19,983
Effect of dilutive securities:
Stock appreciation rights	170	174	74
Restricted stock units	85	96	88
Performance-based restricted stock units	146	118	68
Diluted potential common shares	401	388	230
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,613	20,415	20,213
Basic EPS	$1.03	$0.57	$1.29
Diluted EPS	$1.01	$0.56	$1.27
Equity awards covering shares of common stock totaling 65,112 in 2018, 124,319 in 2017, and 818,268 in 2016 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note J — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2018	2017
Raw materials and supplies	$33,182	$42,958
Work in process	195,879	187,719
Finished goods	30,643	34,418
Subtotal	259,704	265,095
Less: LIFO reserve balance	44,833	44,743
Inventories	$214,871	$220,352
The liquidation of LIFO inventory layers increased cost of sales by $1.2 million in 2018, and reduced cost of sales by $0.8 million in 2017 and $4.1 million in 2016.

The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $316.1 million as of December 31, 2018 versus $320.0 million as of December 31, 2017.

Note K — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2018	2017
Land	$4,874	$4,874
Buildings	149,701	137,196
Machinery and equipment	631,421	626,186
Software	42,678	40,575
Construction in progress	14,468	29,963
Allowances for depreciation	(642,365)	(615,134)
Subtotal	200,777	223,660
Capital leases	22,150	10,912
Allowances for depreciation	(2,412)	(2,741)
Subtotal	19,738	8,171
Mineral resources	4,980	4,979
Mine development	27,979	37,103
Allowances for amortization and depletion	(2,456)	(18,335)
Subtotal	30,503	23,747
Property, plant, and equipment — net	$251,018	$255,578
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
Unearned income was reduced by $4.3 million and $4.5 million in 2018 and 2017, respectively, and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin.
We recorded depreciation and depletion expense of $33.3 million in 2018, $38.1 million in 2017, and $41.2 million in 2016. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is also net of the reduction in the unearned income liability in 2018, 2017, and 2016. The net book value of capitalized software was $8.0 million and $8.3 million at December 31, 2018 and December 31, 2017, respectively. Depreciation expense related to software was $2.6 million in 2018, compared to $2.4 million in both 2017 and 2016.

Note L — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2018 and 2017, is as follows:

	2018		2017
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$39,601	$(37,077)	$40,751	$(36,949)
Technology	13,377	(12,238)	13,467	(11,495)
Licenses and other	4,257	(2,725)	4,519	(2,672)
Total	$57,235	$(52,040)	$58,737	$(51,116)
During 2017, the Company acquired $2.3 million in customer relationships and $1.4 million in technology intangible assets, with useful lives of fifteen and three years, respectively.
The aggregate amortization expense relating to intangible assets for the year ended December 31, 2018 and estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2018	$2,265
2019	1,366
2020	603
2021	485
2022	485
2023	485
Intangible assets also includes deferred financing costs relating to the Company's revolving credit and consignments lines of $1.3 million and $2.2 million at December 31, 2018 and 2017, respectively.
Goodwill
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. In 2017, the Company acquired HTB for total consideration of $16.5 million and recorded goodwill of $3.6 million. HTB is included in the Advanced Materials segment.
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at both December 31, 2018 and 2017 was $90.7 million and assigned to the following segments:

(Thousands)	2018	2017
Performance Alloys and Composites	$1,899	$1,899
Advanced Materials	50,276	50,296
Precision Coatings	38,482	38,482
Total	$90,657	$90,677
The results of the Company's 2018, 2017, and 2016 goodwill impairment assessments indicated that no goodwill impairment existed.
Note M — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2018	2017
Fixed rate industrial development revenue bonds payable in annual installments through 2021	$3,041	$3,818
Total debt outstanding	3,041	3,818
Current portion of long-term debt	(823)	(777)
Gross long-term debt	2,218	3,041
Unamortized deferred financing fees	(152)	(214)
Long-term debt	$2,066	$2,827
Maturities on long-term debt instruments as of December 31, 2018 are as follows:

(Thousands)
2019	$823
2020	868
2021	1,350
2022	—
2023	—
Thereafter	—
Total	$3,041
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
The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of December 31, 2018 and December 31, 2017.
At December 31, 2018 and 2017, respectively, there was $27.2 million and $27.3 million outstanding against the letters of credit sub-facility. The Company pays a variable commitment fee that may reset quarterly (0.2% as of December 31, 2018) of the available and unborrowed amounts under the revolving credit line.
While the available borrowings under the individual existing credit lines total $355.4 million, the covenants in the Credit Agreement restrict the aggregate borrowings to $275.5 million as of December 31, 2018.
In April 2011, the Company entered into an agreement with the Toledo-Lucas County Port Authority and the Dayton–Montgomery County Port Authority in Ohio to co-issue $8.0 million in taxable development revenue bonds, with a fixed amortization term that will mature in 2021. The interest rate on these bonds was fixed at 4.90%, and the unamortized balance of the bonds was $3.0 million at December 31, 2018.
Note N — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with terms ranging up to 25 years. Operating lease expense amounted to $11.6 million, $9.3 million, and $8.6 million during 2018, 2017, and 2016, respectively. The future estimated minimum payments under capital leases and non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2018, are as follows:

	Capital	Operating
(Thousands)	Leases	Leases
2019	$2,172	$7,287
2020	2,172	6,525
2021	2,172	4,966
2022	2,172	3,790
2023	1,463	3,532
2024 and thereafter	21,056	4,287
Total minimum lease payments	31,207	$30,387
Amounts representing interest	19,338
Present value of net minimum lease payments	$11,869

During 2017, in connection with the HTB acquisition, the Company entered into an agreement to relocate the German operations from Hanau, Germany to a new, leased facility in Alzenau, Germany. In order for this manufacturing facility to meet the Company's operating specifications, both the landlord and the Company are making structural improvements to the facility, and as a result, the Company has concluded that it is the deemed owner of the building for accounting purposes only during the construction period. At December 31, 2018, the Company recorded an asset of $12 million, which is reflected in Property, Plant, and Equipment and a corresponding liability, recorded as Capital lease obligations. The future estimated minimum payments related to this lease are included in the above table under the caption of Capital Leases.
Note O — Pensions and Other Post-Employment Benefits
The obligation and funded status of the Company’s pension and other post-employment benefit plans are shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, and England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
(Thousands)	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$313,728	$276,801	$14,166	$14,334
Service cost	6,953	7,587	111	91
Interest cost	9,554	9,949	396	398
Settlements	(112,644)	—	—	—
Acquisition	—	7,645	—	—
Plan amendments	—	3,804	—	—
Actuarial loss (gain)	(31,824)	18,549	(2,453)	444
Benefit payments	(13,700)	(13,459)	(876)	(1,107)
Foreign currency exchange rate changes and other	(1,931)	2,852	31	6
Benefit obligation at end of year	170,136	313,728	11,375	14,166
Change in plan assets
Fair value of plan assets at beginning of year	234,976	199,992	—	—
Plan settlements	(111,542)	—	—	—
Acquisition	—	2,353	—	—
Actual return on plan assets	(8,570)	29,428	—	—
Employer contributions	42,227	16,338	—	—
Employee contributions	146	162	—	—
Benefit payments from fund	(10,826)	(13,072)	—	—
Expenses paid from assets	(890)	(1,133)	—	—
Foreign currency exchange rate changes and other	(475)	908	—	—
Fair value of plan assets at end of year	145,046	234,976	—	—
Funded status at end of year	$(25,090)	$(78,752)	$(11,375)	$(14,166)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$1,948	$1,797	$—	$—
Other liabilities and accrued items	(411)	(2,490)	(1,258)	(1,412)
Retirement and post-employment benefits	(26,627)	(78,059)	(10,117)	(12,754)
	$(25,090)	$(78,752)	$(11,375)	$(14,166)
During 2018, the Company completed a partial plan settlement transaction relating to its U.S. pension plan wherein plan assets amounting to $111.5 million were used to purchase a group annuity contract from Mutual of America. This transaction relieved the Company of responsibility for the pension benefit obligation and consequently transferred the obligation and payment responsibility to Mutual of America for retirement benefits owed to approximately 1,150 retirees, beneficiaries, and other participants. The annuity contract covered retirees who commenced receiving benefits on or before June 1, 2018. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those plan participants not included in the transaction remain in the Plan, and responsibility for payment of the retirement benefits remains with the Company.

The following amounts are included within accumulated other comprehensive loss at December 31, 2018 and are expected to be recognized as components of net periodic benefit cost during 2019:

	Pension Benefits		Other Benefits
(Thousands)	2018	2017	2018	2017
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$61,599	$119,114	$(2,429)	$24
Net prior service cost (credit)	3,810	3,688	(6,546)	(8,044)
	$65,409	$122,802	$(8,975)	$(8,020)
Amortizations expected to be recognized during next fiscal year (before tax):
Amortization of net loss	$3,769	$8,077	$—	$—
Net prior service cost (credit)	482	(123)	(1,497)	(1,497)
	$4,251	$7,954	$(1,497)	$(1,497)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2018	2017	2018	2017
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$161,169	$302,942	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	165,344	304,814	—	—
Aggregate fair value of plan assets	138,305	227,115	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	156,639	296,878	—	—
Aggregate fair value of plan assets	138,305	227,115	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2018	2017	2016	2018	2017	2016
Net benefit cost
Service cost	$6,953	$7,587	$7,473	$111	$91	$105
Interest cost	9,554	9,949	10,820	396	398	562
Expected return on plan assets	(14,231)	(13,760)	(13,654)	—	—	—
Amortization of prior service credit	(123)	(274)	(460)	(1,497)	(1,497)	(1,497)
Recognized net actuarial loss	7,171	6,636	6,005	—	—	—
Net periodic cost	9,324	10,138	10,184	(990)	(1,008)	(830)
Settlements	41,406	—	120	—	—	—
Total net benefit cost	$50,730	$10,138	$10,304	$(990)	$(1,008)	$(830)

Beginning in 2018, the Company reports the service cost component of net benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net benefit cost in Other non-operating expenses. Additionally, Pension Benefit Guaranty Corporation premiums are reported within expected return on plan assets. In conjunction with the pension annuity and other lump-sum payments, the Company remeasured the periodic benefit obligation of its U.S. plans in the period payments were made and recorded settlement charges totaling $41.4 million during 2018.

The following table summarizes amounts recognized in other comprehensive income (OCI):

	Pension Benefits			Other Benefits
(Thousands)	2018	2017	2016	2018	2017	2016
Change in other comprehensive income
OCI at beginning of year	$122,802	$121,329	$112,518	$(8,020)	$(9,961)	$(11,267)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	123	274	460	1,497	1,497	1,497
Recognized during year — net actuarial (losses) gains	(7,171)	(6,636)	(6,005)	—	—	—
Occurring during year — prior service cost	—	3,804	—	—	—	—
Occurring during year — net actuarial losses (gains)	(8,997)	4,055	14,279	(2,453)	444	(191)
Other adjustments	(41,406)	—	120	—	—	—
Foreign currency exchange rate changes	58	(24)	(43)	—	—	—
OCI at end of year	$65,409	$122,802	$121,329	$(8,976)	$(8,020)	$(9,961)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	4.07%	3.53%	4.02%	4.11%	3.43%	3.68%
Rate of compensation increase	3.87%	3.93%	4.04%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	3.63%	3.93%	4.22%	3.43%	3.68%	3.88%
Expected long-term return on plan assets	6.63%	6.89%	6.90%	N/A	N/A	N/A
Rate of compensation increase	3.98%	3.91%	3.93%	4.00%	4.00%	4.00%
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
Rate of Compensation Increase. The rate of compensation increase assumption was 4.0% in both 2018 and 2017 for the domestic defined benefit pension plan and the domestic retiree medical plan.

Assumptions for the defined benefit pension plans in Germany and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in Germany and England. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2018	2017
Health care trend rate assumed for next year	6.50%	6.75%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025
Assumed health care cost trend rates can have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase		1-Percentage- Point Decrease
(Thousands)	2018	2017	2018	2017
Effect on total of service and interest cost components	$6	$8	$(6)	$(8)
Effect on post-employment benefit obligation	163	212	(152)	(198)

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2018 and 2017 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note R for definitions of the fair value hierarchy.

	December 31, 2018
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$21,881	$21,881	$—	$—
Equity securities (a)	50,862	50,862	—	—
Fixed-income securities (b)	18,211	18,211	—	—
Other types of investments:
Real estate fund (c)	3,257	3,257	—	—
Alternative strategies (d)	—	—	—	—
Accrued interest and dividends	—	—	—	—
Total	94,211	94,211	—	—
Investments measured at NAV: (e)
Pooled investment fund (f)	24,947
Multi-strategy hedge funds (g)	4,113
Common/Collective trusts (h)	—
Intermediate-term bonds (i)	21,678
Private equity funds	97
Total assets at fair value	$145,046

	December 31, 2017
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$10,604	$10,604	$—	$—
Equity securities (a)	109,229	104,261	4,968	—
Fixed-income securities (b)	42,291	30,639	11,652	—
Other types of investments:
Real estate fund (c)	6,617	6,284	333	—
Alternative strategies (d)	9,948	9,893	55	—
Accrued interest and dividends	114	114	—	—
Total	178,803	161,795	17,008	—
Investments measured at NAV: (e)
Pooled investment fund (f)	21,378
Multi-strategy hedge funds (g)	3,970
Common/Collective trusts (h)	8,942
Intermediate-term bonds (i)	21,771
Private equity funds	112
Total assets at fair value	$234,976

(a)
Equity securities are primarily comprised of corporate stock and mutual funds directly held by the plans. Equity securities are valued using the closing price reported on the active market on which the individual securities are traded.

(b)
Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.

(c)
Includes a mutual fund that typically invests at least 80% of its assets in equity and debt securities of companies in the real estate industry or related industries or in companies which own significant real estate assets at the time of investment.

(d)	Includes a mutual fund that tactically allocates assets to global equity, fixed income, and alternative strategies.

(e)	Certain assets that are measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy.

(f)
Pooled investment fund consists of various investment types including equity investments covering a range of geographies and including investment managers that hold long and short positions, property investments, and other multi-strategy funds which combine a range of different credit, equity, and macro-orientated ideas and dynamically allocate funds across asset classes.

(g)	Includes a fund that invests in a broad portfolio of hedge funds.

(h)
The common/collective trusts are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

(i)	Includes a mutual fund that employs a value-oriented approach to fixed income investment management and a mutual fund that invests primarily in investment-grade debt securities.
The Company’s domestic defined benefit pension plan investment strategy, as approved by the Governance and Organization Committee of the Board of Directors, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents, and alternative securities (which include real estate, private venture capital investments, hedge funds, and tactical asset allocation). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 20% to 50% in equity securities, 30% to 70% in fixed income securities and cash, and up to 20% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.
None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions. The Company expects to contribute $6.0 million to its domestic defined benefit pension plan and $1.3 million to its other benefit plans in 2019.

Effective in 2016, all plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2019	$3,203	$1,258	$1,241
2020	3,619	1,367	1,352
2021	4,457	1,334	1,321
2022	6,051	1,203	1,192
2023	6,293	1,192	1,182
2024 through 2028	44,444	4,155	4,125
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $1.6 million at December 31, 2018 and $2.1 million at December 31, 2017, and was included in retirement and post-employment benefits in the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $5.2 million in 2018, $4.5 million in 2017, and $3.6 million in 2016.

Note P — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including amounts reclassified out, for 2018, 2017, and 2016, and the balances in accumulated other comprehensive income as of December 31, 2018, 2017, and 2016 are as follows:

	Gains and Losses On Cash Flow Hedges				Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals	Copper	Total			Total
Balance at December 31, 2015	$1,579	$—	$—	$1,579	$(76,796)	$(5,488)	$(80,705)
Other comprehensive income (loss) before reclassifications	(377)	—	—	(377)	(14,165)	(172)	(14,714)
Amounts reclassified from accumulated other comprehensive income	784	—	—	784	4,048	—	4,832
Other comprehensive income (loss) before tax	407	—	—	407	(10,117)	(172)	(9,882)
Deferred taxes on current period activity	149	—	—	149	(4,555)	—	(4,406)
Other comprehensive income (loss) after tax	258	—	—	258	(5,562)	(172)	(5,476)
Balance at December 31, 2016	$1,837	$—	$—	$1,837	$(82,358)	$(5,660)	$(86,181)

Balance at December 31, 2016	$1,837	$—	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(1,180)	(463)	—	(1,643)	(8,279)	1,552	(8,370)
Amounts reclassified from accumulated other comprehensive income	632	208	—	840	4,865	—	5,705
Other comprehensive income (loss) before tax	(548)	(255)	—	(803)	(3,414)	1,552	(2,665)
Deferred taxes on current period activity	330	(59)	—	271	13,820	—	14,091
Other comprehensive income (loss) after tax	(878)	(196)	—	(1,074)	(17,234)	1,552	(16,756)
Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)

Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(333)	467	(569)	(435)	11,396	(484)	10,477
Amounts reclassified from accumulated other comprehensive income	10	(109)	—	(99)	46,953	—	46,854
Other comprehensive income (loss) before tax	(323)	358	(569)	(534)	58,349	(484)	57,331
Deferred taxes on current period activity	(627)	83	(128)	(672)	13,300	—	12,628
Other comprehensive income (loss) after tax	304	275	(441)	138	45,049	(484)	44,703
Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Other-net in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note R for additional details on cash flow hedges.

Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note O for additional details on pension and other post-employment expenses.

Note Q — Stock-based Compensation

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

Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative expenses (SG&A) expenses, was $11.4 million, $7.7 million, and $6.7 million in 2018, 2017, and 2016, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $1.2 million and $2.0 million of tax benefits in 2018 and 2017, respectively, compared to less than $0.1 million of tax expense in 2016 relating to the issuance of common stock for the exercise/vesting of equity awards.

The following sections provide information on awards settled in shares.
SARs. The Company grants SARs to certain employees. Upon exercise of vested SARs, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the Company’s common shares at the time of exercise and the strike price established on the grant date) divided by the common share price. The strike price of the SARs is equal to the market value of the Company’s common shares on the day of the grant. The number of SARs available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARs are established at the time of grant. The exercise of the SARs is generally satisfied by the issuance of treasury shares. SARs granted in 2018 vest in equal installments annually over three years, while SARs granted prior to 2018 generally vest three years from the date of grant. SARs granted prior to 2011 expire in ten years, while the SARs granted in 2011 and later expire in seven years.
The following table summarizes the Company's SARs activity during 2018:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2017	616	$30.97
Granted	65	50.35
Exercised	(277)	33.03
Cancelled	(25)	27.58
Outstanding at December 31, 2018	379	33.01	$4,894	4.5
Vested and expected to vest as of December 31, 2018	379	33.01	4,894	4.5
Exercisable at December 31, 2018	60	34.10	659	3.0
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2017	426	$10.54
Granted	65	15.73
Vested	(147)	13.11
Cancelled	(25)	8.73
Nonvested as of December 31, 2018	319	$10.33
As of December 31, 2018, $1.0 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 22 months. The total fair value of shares vested during 2018 was $1.9 million, compared to $1.7 million in both 2017 and 2016.
The weighted-average grant date fair value for 2018, 2017, and 2016 was $15.73, $10.89, and $8.07, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the three-year vesting period, or earlier if the employee is retirement eligible as defined in the Plan. Stock-based compensation expense relating to SARs was $0.7 million in 2018, $1.4 million in 2017, and $0.9 million in 2016.
The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.58%	1.92%	1.25%
Dividend yield	0.8%	1.1%	1.4%
Volatility	31.9%	34.0%	38.0%
Expected lives (in years)	5.5	5.6	5.7
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
Restricted Stock Units (RSUs) - Employees. The Company may grant RSUs to employees of the Company. These units constitute an agreement to deliver shares of common stock to the participant at the end of the vesting period, which is defined at the date of the grant, and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the RSUs is determined on the date of the grant and is amortized over the vesting period. The vesting period is typically three years unless the recipient is retirement eligible and continued vesting is approved by the Board of Directors.
The fair value of the RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2018, 2017, and 2016 was $50.35, $35.24, and $25.19, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to RSUs was $1.2 million in 2018, $1.4 million in 2017, and $0.6 million in 2016. The unamortized compensation cost on the outstanding RSUs was $2.5 million as of December 31, 2018 and is expected to be amortized over a weighted-average period of 24 months. The total fair value of shares vested during 2018 was $1.4 million, compared to $1.2 million in both 2017 and 2016.
The following table summarizes the stock-settled restricted stock unit activity during 2018:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2017	119	$32.16
Granted	59	50.35
Vested	(38)	36.69
Forfeited	(10)	34.07
Outstanding at December 31, 2018	130	$38.99
RSUs - Non-Employee Directors. In 2018, 2017, and 2016, 14,728, 18,656, and 26,469 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs were $51.60, $34.30, and $27.20 in 2018, 2017, and 2016, respectively. The Company recognized $0.7 million of expense with respect to these awards in each of the last three years. At December 31, 2018, $0.3 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2018, 2017, and 2016, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants made in 2018 will be settled in Materion common shares and are equity classified. For grants made to executive officers prior to 2018, attainment up to 100% is paid in Materion common shares and equity classified, while the remainder are classified as liability awards and settled in cash. Grants made to all other employees prior to 2018 are settled in cash. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.
The following table summarizes the activity related to equity-based, performance-based restricted stock units during 2018:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2017	223	$28.49
Granted	55	62.44
Vested	(75)	33.31
Forfeited	(1)	62.44
Outstanding at December 31, 2018	202	$35.76
Compensation expense is based upon the performance projections for the three-year plan period, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $2.7 million for 2018, $1.5 million for 2017, and $1.0 million for 2016.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common shares do not impact the recorded values of the shares.
The following table summarizes the stock activity for the directors' deferred compensation plan during 2018:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2017	164	$25.96
Granted	12	53.11
Distributed	(24)	54.71
Outstanding at December 31, 2018	152	$23.55
During the years ended December 31, 2018, 2017, and 2016, the weighted-average grant date fair value was $53.11, $35.34, and $24.46, respectively.
Note R — Fair Value Information and Derivative Financial Instruments
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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets at December 31, 2018 and 2017:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial Assets
Deferred compensation investments	$2,156	$2,156	$—	$—
Foreign currency forward contracts	246	—	246	—
Precious metal swaps	237	—	237	—
Total	$2,639	$2,156	$483	$—
Financial Liabilities
Deferred compensation liability	$2,156	$2,156	$—	$—
Foreign currency forward contracts	432	—	432	—
Precious metal swaps	135	—	135	—
Copper swaps	569	—	569	—
Total	$3,292	$2,156	$1,136	$—
December 31, 2017
Financial Assets
Deferred compensation investments	$2,310	$2,310	$—	$—
Foreign currency forward contracts	254	—	254	—
Precious metal swaps	14	—	14	—
Total	$2,578	$2,310	$268	$—
Financial Liabilities
Deferred compensation liability	$2,310	$2,310	$—	$—
Foreign currency forward contracts	201	—	201	—
Precious metal swaps	269	—	269	—
Total	$2,780	$2,310	$470	$—
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
The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values at December 31, 2018 and 2017.
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
Copper.    The Company maintains a portion of its copper production requirements on consignment in order to reduce its working capital investment and the exposure to metal price movements. The consigned metal is owned by financial institutions who charge the Company a financing fee based upon the current value of the metal on hand.
Swap contracts on copper are used to manage the price risk associated with forecasted purchases of materials used in the company's manufacturing process and better enable matching of expense and revenue amounts.
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

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments and balance sheet classification as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts- euro
Prepaid expenses	$8,767	$244	$13,981	$127
Other liabilities and accrued items	8,771	249	—	—
Total	$17,538	$5	$13,981	$127
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included foreign currency gains relating to these derivatives of $0.9 million in 2018 and $1.1 million of foreign currency losses in 2017.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges and balance sheet classification at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$—	$—	$5,673	$91
Foreign currency forward contracts - euro	725	2	5,026	36
Precious metal swaps	4,533	237	—	—
	5,258	239	10,699	127

Other assets
Precious metal swaps	—	—	880	14

Other liabilities and accrued items
Foreign currency forward contracts - yen	1,264	17	—	—
Foreign currency forward contracts - euro	19,158	166	13,583	201
Precious metal swaps	2,864	135	10,067	255
Copper swaps	11,170	569	—	—
	34,456	887	23,650	456

Other long-term liabilities
Precious metal swaps	—	—	789	14

Total	$39,714	$648	$36,018	$329
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2018, 2017, or 2016.
The fair value of derivative contracts recorded in accumulated other comprehensive loss totaled $0.6 million and $0.3 million as of December 31, 2018 and December 31, 2017, respectively. Deferred losses of $0.6 million at December 31, 2018 are expected to be reclassified to earnings within the next 18-month period.

Note S — Contingencies and Commitments
Beryllium Cases
The Company is a defendant from time to time in proceedings in various state and federal courts brought by plaintiffs alleging that they have contracted, or have been placed at risk of contracting, beryllium sensitization or Chronic Beryllium Disease (CBD) or related ailments as a result of exposure to beryllium. Plaintiffs in beryllium cases seek recovery under theories of negligence and various other legal theories and seek compensatory and punitive damages, in many cases of an unspecified sum. Spouses, if any, often claim loss of consortium.
Employee cases, in which plaintiffs have a high burden of proof, have historically involved relatively small losses to the Company. Third-party plaintiffs (typically employees of customers) face a lower burden of proof than do the Company’s employees, but these cases have generally been covered by varying levels of insurance. Management has vigorously contested the beryllium cases brought against the Company.
Non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2018 and 2017, defense and indemnity costs were less than or equal to the deductible.
One beryllium case, originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court, was outstanding as of December 31, 2018 and 2017. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2018 and 2017 are as follows:

(Thousands)	2018	2017
Reserve balance at beginning of year	$6,499	$6,041
Expensed	718	1,006
Paid	(696)	(548)
Reserve balance at end of year	$6,521	$6,499
Ending balance recorded in:
Other liabilities and accrued items	$1,168	$987
Other long-term liabilities	5,353	5,512
The majority of spending in 2018 and 2017 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The following represents a roll forward of our asset retirement obligation liability related to our mine located in Utah for the years ended December 31, 2018 and 2017:

(Thousands)	2018	2017
Asset retirement obligation at beginning of period	$1,167	$1,084
Accretion expense	89	83
Change in liability	—	—
Asset retirement obligation at end of period	$1,256	$1,167
This balance is reported in Other long-term liabilities in the Consolidated Balance Sheets.
Other
The Company is subject to various legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.
At December 31, 2018, the Company had outstanding letters of credit totaling $27.2 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2020 and are expected to be renewed.

Note T — Quarterly Data (Unaudited)
The following tables summarize selected quarterly financial data for the years ended December 31, 2018 and 2017:

	2018
(Thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$303,467	$309,085	$297,193	$298,070	$1,207,815
Gross margin	58,280	61,838	64,935	66,052	251,105
Percent of net sales	19.2%	20.0%	21.8%	22.2%	20.8%
Net income (loss)	$10,564	$11,144	$19,966	$(20,828)	$20,846
Net income (loss) per share of common stock:
Basic(1)	$0.52	$0.55	$0.99	$(1.03)	$1.03
Diluted(1)(3)	0.51	0.54	0.97	(1.03)	1.01

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$240,669	$295,842	$294,268	$308,668	$1,139,447
Gross margin	43,156	54,895	55,793	58,985	212,829
Percent of net sales	17.9%	18.6%	19.0%	19.1%	18.7%
Net income (loss)	$3,050	$7,313	$9,320	$(8,232)	$11,451
Net income (loss) per share of common stock:
Basic(2)	$0.15	$0.37	$0.47	$(0.41)	$0.57
Diluted(2)(3)	0.15	0.36	0.46	(0.41)	0.56
(1) Net income (loss) per basic and diluted share for the fourth quarter 2018 includes the impact of $41.4 million in pension settlement charges. For additional information refer to Note O.
(2) Net income (loss) per basic and diluted share for the fourth quarter of 2017 and 2018 includes the impact of $17.1 million in income tax expense and $11.1 million of income tax benefits, respectively, as a result of the TCJA signed into law on December 22, 2017. For additional information refer to Note H.
(3) Since the Company reported a net loss for the fourth quarter of both 2018 and 2017, the effects of potential common shares were excluded from diluted earnings per share, as their inclusion would have been anti-dilutive.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Friday and the fiscal year always ends on December 31.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2018 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2018.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and of the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2019 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	50
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Joseph P. Kelley	46
Vice President, Finance and Chief Financial Officer (January 2015-Present); Vice President, Finance (October 2013-Present); Vice President, Finance for the Advanced Materials Group (prior to October 2013)

Gregory R. Chemnitz	61	Vice President, General Counsel and Secretary (January 2017-Present); Vice President, General Counsel (prior to January 2017)

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
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2018 Director Compensation."

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 12 regarding security ownership is incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management." The information required by Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section of the Proxy Statement entitled "Equity Compensation Plan Information."
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
The following consolidated financial information for the years ended December 31, 2018, 2017, and 2016 is submitted herewith:
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

10.44*
Form of 2018 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2018), incorporated herein by reference.

10.45*	Form of 2018 Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.
10.46*
Form of 2018 Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2018.

(101.INS)#	XBRL Instance Document.
(101.SCH)#	XBRL Taxonomy Extension Schema Document.
(101.CAL)#	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Denotes a compensatory plan or arrangement.
#	Filed herewith.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2019
Jugal K. Vijayvargiya

/s/ Joseph P. Kelley	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2019
Joseph P. Kelley

*	Director	February 14, 2019
Vinod M. Khilnani

*	Director	February 14, 2019
William B. Lawrence

*	Director	February 14, 2019
Robert J. Phillippy

*	Director	February 14, 2019
N. Mohan Reddy

*	Director	February 14, 2019
Craig S. Shular

*	Director	February 14, 2019
Darlene J. S. Solomon

*	Director	February 14, 2019
Robert B. Toth

*	Director	February 14, 2019
Geoffrey Wild

*
Joseph P. Kelley, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Joseph P. Kelley
Joseph P. Kelley
February 14, 2019		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017, and 2016

Column A	Column B	Column C		Column D		Column E
(Thousands)	Balance at Beginning of Period	ADDITIONS		Deduction		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$640	$271	$—	$295	(A)	$616
Inventory reserves and obsolescence	13,176	3,341	—	4,491	(B)	12,026
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$857	$84	$—	$301	(A)	$640
Inventory reserves and obsolescence	14,407	3,521	—	4,752	(B)	13,176
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,197	$(34)	$—	$306	(A)	$857
Inventory reserves and obsolescence	7,869	10,564	—	4,026	(B)	14,407
Note (A) - Bad debts written-off, net of recoveries
Note (B) - Inventory write-off