Form 10-Q
period 2019-03-29
MATERION Corp
filed 2019-05-02
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MTRN	New York Stock Exchange

Number of Shares of Common Stock, without par value, outstanding at March 29, 2019: 20,354,680.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	March 29, 2019	March 30, 2018
Net sales	$301,441	$303,467
Cost of sales	232,129	245,187
Gross margin	69,312	58,280
Selling, general, and administrative expense	40,064	38,462
Research and development expense	3,740	3,643
Other—net	4,121	2,924
Operating profit	21,387	13,251
Interest expense—net	466	730
Other non-operating expense—net	245	442
Income before income taxes	20,676	12,079
Income tax expense	3,770	1,515
Net income	$16,906	$10,564
Basic earnings per share:
Net income per share of common stock	$0.83	$0.52
Diluted earnings per share:
Net income per share of common stock	$0.82	$0.51
Weighted-average number of shares of common stock outstanding:
Basic	20,267	20,135
Diluted	20,606	20,574

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	March 29,	March 30,
(Thousands)	2019	2018
Net income	$16,906	$10,564
Other comprehensive income (loss):
Foreign currency translation adjustment	(503)	1,113
Derivative and hedging activity, net of tax	927	(675)
Pension and post-employment benefit adjustment, net of tax	540	1,278
Other comprehensive income	964	1,716
Comprehensive income	$17,870	$12,280

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 29,	Dec. 31,
(Thousands)	2019	2018
Assets
Current assets
Cash and cash equivalents	$41,864	$70,645
Accounts receivable	144,952	130,538
Inventories, net	224,198	214,871
Prepaid and other current assets	23,832	23,299
Total current assets	434,846	439,353
Deferred income taxes	5,301	5,616
Property, plant, and equipment	908,481	898,251
Less allowances for depreciation, depletion, and amortization	(656,326)	(647,233)
Property, plant, and equipment—net	252,155	251,018
Operating lease, right-of-use asset	28,327	—
Intangible assets	5,808	6,461
Other assets	7,725	7,236
Goodwill	90,600	90,657
Total Assets	$824,762	$800,341
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$836	$823
Accounts payable	56,586	49,622
Salaries and wages	24,435	47,501
Other liabilities and accrued items	38,228	33,301
Income taxes	5,877	2,615
Unearned revenue	5,194	5,918
Total current liabilities	131,156	139,780
Other long-term liabilities	11,231	14,764
Operating lease liabilities	22,575	—
Finance lease liabilities	18,502	15,221
Retirement and post-employment benefits	37,813	38,853
Unearned income	31,478	32,563
Long-term income taxes	3,067	2,993
Deferred income taxes	194	195
Long-term debt	1,869	2,066
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at March 29 and December 31)	241,480	234,704
Retained earnings	562,941	548,374
Common stock in treasury	(184,812)	(175,426)
Accumulated other comprehensive loss	(57,270)	(58,234)
Other equity	4,538	4,488
Total shareholders' equity	566,877	553,906
Total Liabilities and Shareholders’ Equity	$824,762	$800,341

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 29,	March 30,
(Thousands)	2019	2018
Cash flows from operating activities:
Net income	$16,906	$10,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	9,067	9,207
Amortization of deferred financing costs in interest expense	236	261
Stock-based compensation expense (non-cash)	1,547	771
Deferred income tax expense (benefit)	371	(359)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(14,698)	(8,582)
Decrease (increase) in inventory	(9,561)	5,097
Decrease (increase) in prepaid and other current assets	(556)	(634)
Increase (decrease) in accounts payable and accrued expenses	(16,030)	(16,308)
Increase (decrease) in interest and taxes payable	2,525	1,626
Domestic pension plan contributions	(1,500)	(9,000)
Other-net	(924)	(818)
Net cash used in operating activities	(12,617)	(8,175)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(8,027)	(7,867)
Payments for mine development	(1,352)	(1,661)
Proceeds from sale of property, plant, and equipment	58	3
Net cash used in investing activities	(9,321)	(9,525)
Cash flows from financing activities:
Repayment of long-term debt	(197)	(190)
Principal payments under finance lease obligations	(298)	(211)
Cash dividends paid	(2,125)	(2,012)
Repurchase of common stock	(199)	—
Payments of withholding taxes for stock-based compensation awards	(3,978)	(2,133)
Net cash used in financing activities	(6,797)	(4,546)
Effects of exchange rate changes	(46)	608
Net change in cash and cash equivalents	(28,781)	(21,638)
Cash and cash equivalents at beginning of period	70,645	41,844
Cash and cash equivalents at end of period	$41,864	$20,206

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2018	20,242	(6,906)	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906
Net income	—	—	—	16,906	—	—	—	16,906
Other comprehensive income (loss)	—	—	—	—	—	964	—	964
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.105 per share)	—	—	—	(2,125)	—	—	—	(2,125)
Stock-based compensation activity	192	192	6,759	(35)	(5,177)	—	—	1,547
Payments of withholding taxes for stock-based compensation awards	(75)	(75)	—	—	(3,978)	—	—	(3,978)
Repurchase of shares	(5)	(5)	—	—	(199)	—	—	(199)
Directors’ deferred compensation	—	—	17	—	(32)	—	50	35
Balance at March 29, 2019	20,354	(6,794)	$241,480	$562,941	$(184,812)	$(57,270)	$4,538	$566,877

Balance at December 31, 2017	20,107	(7,042)	$223,484	$536,116	$(166,128)	$(102,937)	$4,446	$494,981
Net income	—	—	—	10,564	—	—	—	10,564
Other comprehensive income (loss)	—	—	—	—	—	1,716	—	1,716
Cumulative effect of accounting change	—	—	—	425	—	—	—	425
Cash dividends declared ($0.10 per share)	—	—	—	(2,012)	—	—	—	(2,012)
Stock-based compensation activity	126	126	4,200	—	(3,429)	—	—	771
Payments of withholding taxes for stock-based compensation awards	(42)	(42)	—	—	(2,133)	—	—	(2,133)
Directors’ deferred compensation	—	—	10	—	116	—	(109)	17
Balance at March 30, 2018	20,191	(6,958)	$227,694	$545,093	$(171,574)	$(101,221)	$4,337	$504,329

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

Basis of Presentation: In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (referred to herein as the Company, our, we, or us) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All adjustments were of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the 2019 consolidated financial statement presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2018 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
New Pronouncements Adopted: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 (Topic 842), Leases, which eliminates the off-balance-sheet accounting for leases. This guidance requires lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. The Company adopted this guidance as of January 1, 2019 using the modified retrospective method and applied it retrospectively through a cumulative-effect adjustment to retained earnings. The Company applied the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU's effective date; however, the Company did not elect the hindsight transitional practical expedient. The Company also applied the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company made an accounting policy election not to apply recognition requirements of the guidance to short-term leases.

Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with legacy generally accepted accounting principles.

The Company recorded a net reduction to opening retained earnings of $0.2 million as of January 1, 2019 due to the cumulative impact of adopting Topic 842, with the impact primarily related to derecognition of a built-to-suit lease. Refer to Note H for additional disclosures relating to the Company's leasing arrangements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted this guidance as of January 1, 2019, and the adoption did not have a material effect on the Company’s consolidated financial statements.

New Pronouncements Issued: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Quarter 2019
Net sales	$127,113	$144,025	$30,303	$—	$301,441
Intersegment sales	9	17,213	—	—	17,222
Operating profit (loss)	18,958	7,080	2,077	(6,728)	21,387
First Quarter 2018
Net sales	$118,236	$153,545	$31,686	$—	$303,467
Intersegment sales	28	11,652	—	—	11,680
Operating profit (loss)	9,861	5,898	3,375	(5,883)	13,251

The following table disaggregates revenue for each segment by end market for the first quarter of 2019 and 2018:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Quarter 2019
End Market
Consumer Electronics	$23,210	$73,700	$3,734	$—	$100,644
Industrial Components	23,850	11,136	2,995	—	37,981
Energy	12,409	23,559	—	—	35,968
Automotive Electronics	18,144	—	—	—	18,144
Defense	12,722	4,764	5,260	—	22,746
Medical	2,760	4,871	17,019	—	24,650
Telecom Infrastructure	10,123	6,466	—	—	16,589
Other	23,895	19,529	1,295	—	44,719
Total	$127,113	$144,025	$30,303	$—	$301,441

First Quarter 2018
End Market
Consumer Electronics	$25,358	$82,050	$4,279	$—	$111,687
Industrial Components	28,521	13,299	2,492	—	44,312
Energy	7,804	23,436	—	—	31,240
Automotive Electronics	18,970	—	222	—	19,192
Defense	6,622	4,485	4,315	—	15,422
Medical	1,743	4,409	19,070	—	25,222
Telecom Infrastructure	8,094	7,357	59	—	15,510
Other	21,124	18,509	1,249	—	40,882
Total	$118,236	$153,545	$31,686	$—	$303,467
Intersegment sales are eliminated in consolidation.

Note C — Revenue Recognition

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at March 29, 2019. Remaining performance obligations include noncancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at March 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $26.6 million, of which $7.4 million will be recognized in 2019.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	March 29, 2019	December 31, 2018	$ change	% change
Accounts receivable, trade	$138,498	$124,498	$14,000	11%
Unbilled receivables	6,027	4,619	1,408	30%
Unearned revenue	5,194	5,918	(724)	(12)%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the first quarter of 2019.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized $3.0 million of the unearned amounts as revenue during the first quarter of 2019.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net
Other-net expense for the first quarter of 2019 and 2018 is summarized as follows:

	First Quarter Ended
	March 29,	March 30,
(Thousands)	2019	2018
Metal consignment fees	$3,091	$2,429
Amortization of intangible assets	390	773
Foreign currency loss (gain)	77	(11)
Net loss on disposal of fixed assets	24	26
Rental income	(29)	(126)
Other items	568	(167)
Total	$4,121	$2,924

Note E — Income Taxes

The Company's effective tax rate for the three-month periods ended March 29, 2019 and March 30, 2018 was 18.2% and 12.5%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. Additionally, the effective tax rate for both periods included discrete income tax benefits of $0.9 million, primarily related to excess tax benefits from stock-based compensation in 2019 and Staff Accounting Bulletin No. 118 adjustments in 2018.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 29,	March 30,
(Thousands, except per share amounts)	2019	2018
Numerator for basic and diluted EPS:
Net income	$16,906	$10,564
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,267	20,135
Effect of dilutive securities:
Stock appreciation rights	107	203
Restricted stock units	83	98
Performance-based restricted stock units	149	138
Diluted potential common shares	339	439
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,606	20,574
Basic EPS	$0.83	$0.52
Diluted EPS	$0.82	$0.51

Securities totaling 201,394 and 65,112 for the quarters ended March 29, 2019 and March 30, 2018, respectively were excluded from the dilution calculation as their effect would have been anti-dilutive.

Note G — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 29,	December 31,
(Thousands)	2019	2018
Raw materials and supplies	$38,002	$33,182
Work in process	194,548	195,879
Finished goods	36,838	30,643
Subtotal	$269,388	$259,704
Less: LIFO reserve balance	45,190	44,833
Inventories	$224,198	$214,871
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $276.3 million as of March 29, 2019 versus $316.1 million as of December 31, 2018.
Note H — Leases
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The weighted average remaining lease term for the Company's operating and finance leases as of March 29, 2019 was 5.12 years and 19.75 years, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company's operating and finance lease liabilities as of March 29, 2019 was 5.38% and 5.31%, respectively.

The components of operating and finance lease cost for the first quarter of 2019 were as follows:

First Quarter Ended
March 29,
(Thousands)	2019
Components of lease expense
Operating lease cost	$2,712

Finance lease cost
Amortization of right-of-use assets	356
Interest on lease liabilities	263
Total lease cost	$3,331

Operating lease expense amounted to $2.7 million and $3.0 million during the first quarter of 2019 and 2018, respectively. The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.
Supplemental balance sheet information related to the Company's operating and finance leases as of March 29, 2019 was as follows:

March 29,
(Thousands)	2019
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$28,327
Other liabilities and accrued items	7,190
Operating lease liabilities	22,575

Finance Leases
Property, plant, and equipment	$26,185
Allowances for depreciation, depletion, and amortization	(2,906)
Finance lease assets, net	$23,279
Other liabilities and accrued items	$1,218
Finance lease liabilities	18,502
Total principal payable on finance leases	$19,720

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Future maturities of the Company's lease liabilities as of March 29, 2019 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2019	$1,675	$6,296
2020	2,234	7,614
2021	2,234	6,629
2022	2,234	4,737
2023	1,524	3,825
2024 and thereafter	22,212	5,153
Total lease payments	32,113	34,254
Less amount of lease payment representing interest	12,393	4,489
Total present value of lease payments	$19,720	$29,765

Supplemental cash flow information related to leases for the first quarter of 2019 was as follows:

First Quarter Ended
March 29,
(Thousands)	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,779
Operating cash flows from finance leases	263
Financing cash flows from finance leases	298
Note I — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the first quarter of 2019 and 2018 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 29,	March 30,	March 29,	March 30,
(Thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (benefit)
Service cost	$1,340	$1,674	$17	$28
Interest cost	1,557	2,397	100	99
Expected return on plan assets	(2,123)	(3,697)	—	—
Amortization of prior service benefit	120	(31)	(374)	(374)
Amortization of net loss (gain)	804	1,960	(23)	—
Net periodic benefit cost (benefit)	$1,698	$2,303	$(280)	$(247)
The Company made contributions to the domestic defined benefit pension plan of $1.5 million and $9.0 million in the first quarter of 2019 and 2018, respectively.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2019 and 2018 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income before reclassifications	517	(73)	884	1,328	—	(503)	825
Amounts reclassified from accumulated other comprehensive income	2	(61)	(71)	(130)	660	—	530
Net current period other comprehensive income (loss) before tax	519	(134)	813	1,198	660	(503)	1,355
Deferred taxes	119	(31)	183	271	120	—	391
Net current period other comprehensive income (loss) after tax	400	(103)	630	927	540	(503)	964
Balance at March 29, 2019	$1,663	$(24)	$189	$1,828	$(54,003)	$(5,095)	$(57,270)

Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(1,198)	(191)	—	(1,389)	—	1,113	(276)
Amounts reclassified from accumulated other comprehensive income	377	136	—	513	1,626	—	2,139
Net current period other comprehensive income (loss) before tax	(821)	(55)	—	(876)	1,626	1,113	1,863
Deferred taxes	(188)	(13)	—	(201)	348	—	147
Net current period other comprehensive income (loss) after tax	(633)	(42)	—	(675)	1,278	1,113	1,716
Balance at March 30, 2018	$326	$(238)	$—	$88	$(98,314)	$(2,995)	$(101,221)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income. Reclassifications from accumulated other comprehensive income of gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note M for additional details on cash flow hedges.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.7 million and $2.5 million in the first quarter of 2019 and 2018, respectively.
The Company granted 73,461 stock appreciation rights (SARs) to certain employees during the first quarter of 2019. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended March 29, 2019 were $58.30 and $17.76, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	2.47%
Dividend yield	0.7%
Volatility	31.7%
Expected term (in years)	5.2
The Company granted 63,665 stock-settled restricted stock units (RSUs) to certain employees during the first three months of 2019. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $58.30 for stock-settled RSUs granted to employees during the three months ended March 29, 2019. RSUs are expensed over the vesting period of three years.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first three months of 2019. The weighted-average fair value of the stock-settled PRSUs was $69.84 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 29, 2019, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $14.9 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 29, 2019 and December 31, 2018:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2019	2018	2019	2018	2019	2018	2019	2018
Financial Assets
Deferred compensation investments	$2,915	$2,156	$2,915	$2,156	$—	$—	$—	$—
Foreign currency forward contracts	495	246	—	—	495	246	—	—
Precious metal swaps	112	237	—	—	112	237	—	—
Copper swaps	273	—	—	—	273	—	—	—
Total	$3,795	$2,639	$2,915	$2,156	$880	$483	$—	$—
Financial Liabilities
Deferred compensation liability	$2,915	$2,156	$2,915	$2,156	$—	$—	$—	$—
Foreign currency forward contracts	136	432	—	—	136	432	—	—
Precious metal swaps	144	135	—	—	144	135	—	—
Copper swaps	29	569	—	—	29	569	—	—
Total	$3,224	$3,292	$2,915	$2,156	$309	$1,136	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 29, 2019 and December 31, 2018.

Note M — Derivative Instruments and Hedging Activity
The Company uses derivative contracts to hedge portions of its foreign currency exposures and uses derivatives to hedge a portion of its precious metal and copper exposures. The objectives and strategies for using derivatives in these areas are as follows:
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of March 29, 2019 and December 31, 2018:

	March 29, 2019		December 31, 2018
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts - euro
Prepaid expenses	$4,379	$154	$8,767	$244
Other liabilities and accrued items	3,514	133	8,771	249
These outstanding foreign currency derivatives were related to intercompany loans. Other-net included no foreign currency impact relating to these derivatives during the first quarter of 2019 and included $0.5 million of foreign currency losses during the first quarter of 2018.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of March 29, 2019 and December 31, 2018:

	March 29, 2019		December 31, 2018
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$2,081	$60	$—	$—
Foreign currency forward contracts - euro	14,922	270	725	2
Precious metal swaps	3,374	112	4,533	237
Copper swaps	5,123	273	—	—
Total	25,500	715	5,258	239

Other assets
Foreign currency forward contracts - euro	553	11	—	—
Total	553	11	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	823	1	1,264	17
Foreign currency forward contracts - euro	1,236	2	19,158	166
Precious metal swaps	3,134	144	2,864	135
Copper swaps	2,372	29	11,170	569
Total	7,565	176	34,456	887

Total	$33,618	$550	$39,714	$648
All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of March 29, 2019 to the Consolidated Statements of Income within the next 15-month period. Refer to Note J for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of March 29, 2019:

		First Quarter Ended
		March 29,
(Thousands)		2019
Hedging relationship	Line item
Foreign currency forward contracts - yen	Net sales	$8
Foreign currency forward contracts - euro	Net sales	(6)
Precious metal swaps	Cost of sales	(61)
Copper swaps	Cost of sales	(71)
Total		$(130)

Note N — Contingencies
Legal Proceedings. For information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note S ("Contingencies and Commitments") in the Company's 2018 Annual Report on Form 10-K.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.4 million and $6.5 million at March 29, 2019 and December 31, 2018, respectively. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

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

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	March 29,	March 30,	$	%
(Thousands, except per share data)	2019	2018	Change	Change
Net sales	$301,441	$303,467	$(2,026)	(1)%
Value-added sales	187,681	181,313	6,368	4%
Gross margin	69,312	58,280	11,032	19%
Gross margin as a % of value-added sales	37%	32%	N/A	N/A
Selling, general, and administrative (SG&A) expense	40,064	38,462	1,602	4%
SG&A expense as a % of value-added sales	21%	21%	N/A	N/A
Research and development (R&D) expense	3,740	3,643	97	3%
R&D expense as a % of value-added sales	2%	2%	N/A	N/A
Other—net	4,121	2,924	1,197	41%
Operating profit	21,387	13,251	8,136	61%
Interest expense—net	466	730	(264)	(36)%
Other non-operating expense—net	245	442	(197)	(45)%
Income before income taxes	20,676	12,079	8,597	71%
Income tax expense	3,770	1,515	2,255	149%
Net income	$16,906	$10,564	$6,342	60%

Diluted earnings per share	$0.82	$0.51	$0.31	61%
N/A = Not Applicable

Net sales of $301.4 million in the first quarter of 2019 decreased $2.1 million from $303.5 million recorded in the first quarter of 2018. Net sales growth in our Performance Alloys and Composites segment was more than offset by decreased net sales in our Advanced Materials and Precision Coatings segments driven by lower precious metal prices and the mix of customer-supplied material. The change in precious metal and copper prices unfavorably impacted net sales during the first quarter of 2019 by $6.4 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $187.7 million in the first quarter of 2019 increased $6.4 million, or 4%, compared to the first quarter of 2018. The increase in value-added sales was primarily driven by commercial excellence initiatives and stronger demand in the defense, energy, and telecom infrastructure end markets.

Gross margin in the first quarter of 2019 was $69.3 million, or $11.0 million higher than the $58.3 million gross margin recorded during the first quarter of 2018. Gross margin expressed as a percentage of value-added sales increased to 37% in the first quarter of 2019 from 32% in the first quarter of 2018 primarily due to a combination of higher sales volume and improved sales mix from an end market and geographic perspective.

SG&A expense was $40.1 million in the first quarter of 2019, compared to $38.5 million recorded in the first quarter of 2018. The increase in SG&A expense for the first quarter of 2019 was primarily driven by investments to execute our strategic initiatives and variable costs associated with driving top-line and profit growth. Expressed as a percentage of value-added sales, SG&A expense was 21% in the first quarter of both 2019 and 2018.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was flat as a percentage of value-added sales at approximately 2% in the first quarter of both 2019 and 2018.

Other-net was $4.1 million of expense in the first quarter of 2019, or a $1.2 million increase from the first quarter of 2018. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.5 million and $0.7 million in the first quarter of 2019 and 2018, respectively.

Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note I to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the first quarter of 2019 was $3.8 million, compared to $1.5 million in the first quarter of 2018. The effective tax rate for the first quarter of 2019 was 18.2% compared to an effective tax rate of 12.5% in the prior-year period. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. Additionally, the effective tax rate for both periods included discrete income tax benefits of $0.9 million, primarily related to excess tax benefits from stock-based compensation in 2019 and Staff Accounting Bulletin No. 118 adjustments in 2018.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2019 and 2018 is as follows:

	First Quarter Ended
	March 29,	March 30,
(Thousands)	2019	2018
Net sales
Performance Alloys and Composites	$127,113	$118,236
Advanced Materials	144,025	153,545
Precision Coatings	30,303	31,686
Other	—	—
Total	$301,441	$303,467

Less: pass-through metal costs
Performance Alloys and Composites	$17,512	$17,937
Advanced Materials	86,518	95,262
Precision Coatings	7,766	8,045
Other	1,964	910
Total	$113,760	$122,154

Value-added sales
Performance Alloys and Composites	$109,601	$100,299
Advanced Materials	57,507	58,283
Precision Coatings	22,537	23,641
Other	(1,964)	(910)
Total	$187,681	$181,313
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
Performance Alloys and Composites
First Quarter

	First Quarter Ended
	March 29,	March 30,	$	%
(Thousands)	2019	2018	Change	Change
Net sales	$127,113	$118,236	$8,877	8%
Value-added sales	109,601	100,299	9,302	9%
Operating profit	18,958	9,861	9,097	92%
Net sales from the Performance Alloys and Composites segment of $127.1 million in the first quarter of 2019 were 8% higher than net sales of $118.2 million in the first quarter of 2018. Sales volume growth more than offset the unfavorable impact of pass-through metal prices of approximately $1.6 million.
Value-added sales of $109.6 million in the first quarter of 2019 were 9% higher than value-added sales of $100.3 million in the first quarter of 2018. The increase in value-added sales was driven by performance improvements in commercial execution and stronger demand in the end markets of defense, energy, and telecom infrastructure.
Performance Alloys and Composites generated operating profit of $19.0 million in the first quarter of 2019 compared to $9.9 million in the first quarter of 2018. The increase in operating profit was primarily due to higher sales volume, favorable product mix, and improved manufacturing performance.

Advanced Materials
First Quarter

	First Quarter Ended
	March 29,	March 30,	$	%
(Thousands)	2019	2018	Change	Change
Net sales	$144,025	$153,545	(9,520)	(6)%
Value-added sales	57,507	58,283	(776)	(1)%
Operating profit	7,080	5,898	1,182	20%
Net sales from the Advanced Materials segment of $144.0 million in the first quarter of 2019 were 6% lower than net sales of $153.5 million in the first quarter of 2018. The decline in net sales was due to the impact of unfavorable pass-through metal prices of $6.1 million, as well as lower sales volume.
Value-added sales of $57.5 million in the first quarter of 2019 were 1% lower than value-added sales of $58.3 million in the first quarter of 2018. Value-added sales into the energy, consumer electronics, and industrial components end markets decreased $3.4 million, while sales into the medical end market increased $1.1 million.
The Advanced Materials segment generated operating profit of $7.1 million in the first quarter of 2019 compared to $5.9 million in the first quarter of 2018. Increased operating profit in the first quarter of 2019, compared to 2018, was the result of cost savings realized from operational improvements and restructuring actions taken in the fourth quarter of 2018.

Precision Coatings
First Quarter

(Thousands)	First Quarter Ended
	March 29,	March 30,	$	%
	2019	2018	Change	Change
Net sales	$30,303	$31,686	(1,383)	(4)%
Value-added sales	22,537	23,641	(1,104)	(5)%
Operating profit	2,077	3,375	(1,298)	(38)%
Net sales from the Precision Coatings segment of $30.3 million in the first quarter of 2019 decreased 4% compared to net sales of $31.7 million in the first quarter of 2018 primarily due to reduced sales volume in the medical and consumer electronics end markets.
Value-added sales of $22.5 million in the first quarter of 2019 decreased 5% compared to value-added sales of $23.6 million in the first quarter of 2018. Value-added sales into the medical and consumer electronics end markets decreased $2.1 million, while sales into the defense end market increased $1.0 million. The reduction in value-added sales into the medical end market was primarily driven by the blood glucose test strip business. Increased value-added sales into the defense end market were due to optical filters and other products utilized in defense missile applications.
The Precision Coatings segment generated operating profit of $2.1 million in the first quarter of 2019, compared to an operating profit of $3.4 million in the first quarter of 2018. The decrease in operating profit was driven by lower sales volume and increased precious metal lease costs, compared to the first quarter last year.
Other
First Quarter

(Thousands)	First Quarter Ended
	March 29,	March 30,	$	%
	2019	2018	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,964)	(910)	(1,054)	116%
Operating loss	(6,728)	(5,883)	(845)	14%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $6.7 million in the first quarter of 2019 increased $0.8 million as compared to $5.9 million in the first quarter of 2018. As a percentage of Company-wide value-added sales, corporate costs accounted for 4% and 3% in the first quarter of 2019 and 2018, respectively. The increase in corporate costs in the first quarter of 2019, compared to the first quarter of 2018, is reflective of investments to execute our strategic initiatives and variable costs associated with improved financial performance.

FINANCIAL POSITION
Cash Flow
A summary of cash flows used in operating, investing, and financing activities is as follows:

	Three Months Ended
	March 29,	March 30,	$
(Thousands)	2019	2018	Change
Net cash used in operating activities	$(12,617)	$(8,175)	$(4,442)
Net cash used in investing activities	(9,321)	(9,525)	204
Net cash used in financing activities	(6,797)	(4,546)	(2,251)
Effects of exchange rate changes	(46)	608	(654)
Net change in cash and cash equivalents	$(28,781)	$(21,638)	$(7,143)
Net cash used in operating activities totaled $12.6 million in the first three months of 2019 versus $8.2 million in the comparable prior-year period. Working capital requirements used cash of $40.3 million during the first quarter of 2019 compared to a use of $19.8 million in the first quarter of 2018. Cash flows used for accounts receivable were $6.1 million higher than the prior-year period. Our three-month trailing days sales outstanding was approximately 41 days at both March 29, 2019 and December

31, 2018. Inventory levels increased primarily in our Advanced Materials segment related to the timing of raw material purchases. Cash flows used for accounts payable and accrued expenses were $16.0 million, comparable to the prior-year period use of cash of $16.3 million.
Net cash used in investing activities was $9.3 million in the first quarter of 2019 compared to $9.5 million in the prior-year period due to lower levels of capital spending.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2019, the Company expects payments for property, plant, and equipment to be approximately $30.0 million and mine development expenditures to be less than $5.0 million.
Net cash used in financing activities totaled $6.8 million in the first quarter of 2019 versus $4.5 million used in financing activities in the comparable prior-year period. The increase in cash used is primarily due to higher payments of withholding taxes for stock-based compensation awards.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase program, environmental remediation projects, and strategic acquisitions. At March 29, 2019, cash and cash equivalents held by our foreign operations totaled $10.3 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of March 29, 2019 and December 31, 2018 is as follows:

	March 29,	December 31,
(Thousands)	2019	2018
Cash	$41,864	$70,645
Total outstanding debt	2,842	3,041
Net cash	$39,022	$67,604
Available borrowing capacity	$294,914	$275,488
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
The Company's revolving credit agreement (Credit Agreement) expires in 2020 and is secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows us to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 29, 2019 and December 31, 2018. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. The available and unused capacity under the metal financing lines expiring in September 2019 totaled approximately $173.7 million as of March 29,

2019 and $133.9 million as of December 31, 2018. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. In the first quarter of 2019, we repurchased 4,500 shares of our common stock for $0.2 million. Since the approval of the repurchase plan, we have purchased 1,096,264 shares at a total cost of $34.9 million.
In the first quarter of 2019, we paid cash dividends of $2.1 million on our common stock. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $276.3 million as of March 29, 2019, versus $316.1 million as of December 31, 2018. We were in compliance with all of the covenants contained in the consignment agreements as of March 29, 2019 and December 31, 2018. For additional information on our contractual obligations, refer to our 2018 Annual Report on Form 10-K.

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; and

•	The risk factors set forth in Part 1, Item 1A of our 2018 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2018 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 29, 2019 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 29, 2019.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As a result of the adoption of the new lease guidance on January 1, 2019, the Company implemented new processes and controls around its leasing arrangements.  These changes included creating new accounting policies, implementing a new software solution, and gathering information necessary for disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 29, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 1, 2019	4,500	$44.29	4,500	$15,081,991
February 2 through March 1, 2019	10,372	58.20	—	15,081,991
March 2 through March 29, 2019	64,860	52.02	—	15,081,991
Total	79,732	$52.39	4,500	$15,081,991

(1)
Includes 10,372 and 64,860 shares surrendered to the Company in February and March, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. We repurchased 4,500 shares under this program during the first quarter of 2019. As of March 29, 2019, $15.1 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 29, 2019*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: May 2, 2019
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)