Form 10-Q
period 2019-09-27
MATERION Corp
filed 2019-10-24
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019

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

Number of Shares of Common Stock, without par value, outstanding at September 27, 2019: 20,402,976.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$305,979	$297,193	$905,263	$909,745
Cost of sales	241,034	232,258	701,412	724,692
Gross margin	64,945	64,935	203,851	185,053
Selling, general, and administrative expense	36,311	38,872	116,266	115,807
Research and development expense	5,262	4,250	13,064	11,753
Goodwill impairment charges	11,560	—	11,560	—
Asset impairment charges	2,581	—	2,581	—
Other—net	2,942	3,147	9,954	10,384
Operating profit	6,289	18,666	50,426	47,109
Interest expense—net	436	613	1,402	2,010
Other non-operating expense—net	127	800	3,484	1,679
Income before income taxes	5,726	17,253	45,540	43,420
Income tax expense (benefit)	2,263	(2,713)	9,631	1,746
Net income	$3,463	$19,966	$35,909	$41,674
Basic earnings per share:
Net income per share of common stock	$0.17	$0.99	$1.76	$2.06
Diluted earnings per share:
Net income per share of common stock	$0.17	$0.97	$1.74	$2.02
Weighted-average number of shares of common stock outstanding:
Basic	20,401	20,241	20,351	20,199
Diluted	20,677	20,648	20,645	20,607

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2019	2018	2019	2018
Net income	$3,463	$19,966	$35,909	$41,674
Other comprehensive income (loss):
Foreign currency translation adjustment	(463)	116	(627)	285
Derivative and hedging activity, net of tax	82	125	9	1,213
Pension and post-employment benefit adjustment, net of tax	501	1,507	14,994	4,081
Other comprehensive income	120	1,748	14,376	5,579
Comprehensive income	$3,583	$21,714	$50,285	$47,253

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	Sept. 27,	Dec. 31,
(Thousands)	2019	2018
Assets
Current assets
Cash and cash equivalents	$94,526	$70,645
Accounts receivable, net	165,477	130,538
Inventories, net	191,956	214,871
Prepaid and other current assets	23,658	23,299
Total current assets	475,617	439,353
Deferred income taxes	1,848	5,616
Property, plant, and equipment	909,254	898,251
Less allowances for depreciation, depletion, and amortization	(675,039)	(647,233)
Property, plant, and equipment—net	234,215	251,018
Operating lease, right-of-use asset	25,054	—
Intangible assets	6,692	6,461
Other assets	17,452	7,236
Goodwill	78,961	90,657
Total Assets	$839,839	$800,341
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$857	$823
Accounts payable	43,675	49,622
Salaries and wages	40,069	47,501
Other liabilities and accrued items	35,549	33,301
Income taxes	1,637	2,615
Unearned revenue	5,188	5,918
Total current liabilities	126,975	139,780
Other long-term liabilities	11,021	14,764
Operating lease liabilities	19,453	—
Finance lease liabilities	17,535	15,221
Retirement and post-employment benefits	31,026	38,853
Unearned income	29,270	32,563
Long-term income taxes	3,121	2,993
Deferred income taxes	2,175	195
Long-term debt	1,467	2,066
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at September 27 and December 31)	247,651	234,704
Retained earnings	577,409	548,374
Common stock in treasury	(187,464)	(175,426)
Accumulated other comprehensive loss	(43,858)	(58,234)
Other equity	4,058	4,488
Total shareholders' equity	597,796	553,906
Total Liabilities and Shareholders’ Equity	$839,839	$800,341

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sept. 27,	Sept. 28,
(Thousands)	2019	2018
Cash flows from operating activities:
Net income	$35,909	$41,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	31,955	26,506
Amortization of deferred financing costs in interest expense	720	720
Stock-based compensation expense (non-cash)	5,230	3,782
Deferred income tax expense (benefit)	5,725	(5,341)
Impairment charges	14,141	—
Net pension curtailments and settlements	3,296	359
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(36,146)	(10,274)
Decrease (increase) in inventory	22,089	19,754
Decrease (increase) in prepaid and other current assets	(416)	4,648
Increase (decrease) in accounts payable and accrued expenses	(14,114)	(10,290)
Increase (decrease) in unearned revenue	(728)	2,365
Increase (decrease) in interest and taxes payable	(1,499)	5,557
Domestic pension plan contributions	(4,500)	(38,000)
Other-net	(2,126)	7,783
Net cash provided by operating activities	59,536	49,243
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(18,193)	(21,809)
Payments for mine development	(1,903)	(5,192)
Proceeds from sale of property, plant, and equipment	17	26
Net cash used in investing activities	(20,079)	(26,975)
Cash flows from financing activities:
Repayment of long-term debt	(599)	(513)
Principal payments under finance lease obligations	(894)	(573)
Cash dividends paid	(6,612)	(6,262)
Repurchase of common stock	(199)	—
Payments of withholding taxes for stock-based compensation awards	(4,832)	(3,006)
Deferred financing costs	(2,018)	—
Net cash used in financing activities	(15,154)	(10,354)
Effects of exchange rate changes	(422)	(146)
Net change in cash and cash equivalents	23,881	11,768
Cash and cash equivalents at beginning of period	70,645	41,844
Cash and cash equivalents at end of period	$94,526	$53,612

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at June 28, 2019	20,399	(6,749)	$245,785	$576,211	$(187,224)	$(43,978)	$3,991	$594,785
Net income	—	—	—	3,463	—	—	—	3,463
Other comprehensive income (loss)	—	—	—	—	—	120	—	120
Cash dividends declared ($0.11 per share)	—	—	—	(2,244)	—	—	—	(2,244)
Stock-based compensation activity	5	5	1,836	(21)	(126)	—	—	1,689
Payments of withholding taxes for stock-based compensation awards	(2)	(2)	—	—	(69)	—	—	(69)
Directors’ deferred compensation	1	1	30	—	(45)	—	67	52
Balance at September 27, 2019	20,403	(6,745)	$247,651	$577,409	$(187,464)	$(43,858)	$4,058	$597,796

Balance at June 29, 2018	20,236	(6,912)	$230,763	$553,523	$(173,825)	$(99,106)	$4,386	$515,741
Net income	—	—	—	19,966	—	—	—	19,966
Other comprehensive income (loss)	—	—	—	—	—	1,389	—	1,389
Net pension curtailments and settlements	—	—	—	—	—	359	—	359
Cash dividends declared ($0.105 per share)	—	—	—	(2,125)	—	—	—	(2,125)
Stock-based compensation activity	11	12	2,074	(14)	(442)	—	—	1,618
Payments of withholding taxes for stock-based compensation awards	(5)	(5)	—	—	(241)	—	—	(241)
Directors’ deferred compensation	2	1	9	—	(24)	—	51	36
Balance at September 28, 2018	20,244	(6,904)	$232,846	$571,350	$(174,532)	$(97,358)	$4,437	$536,743

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2018	20,242	(6,906)	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906
Net income	—	—	—	35,909	—	—	—	35,909
Other comprehensive income (loss)	—	—	—	—	—	11,080	—	11,080
Net pension curtailments and settlements	—	—	—	—	—	3,296	—	3,296
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.325 per share)	—	—	—	(6,612)	—	—	—	(6,612)
Stock-based compensation activity	252	252	12,882	(83)	(7,569)	—	—	5,230
Payments of withholding taxes for stock-based compensation awards	(89)	(89)	—	—	(4,832)	—	—	(4,832)
Repurchase of shares	(5)	(5)	—	—	(199)	—	—	(199)
Directors’ deferred compensation	3	3	65	—	562	—	(430)	197
Balance at September 27, 2019	20,403	(6,745)	$247,651	$577,409	$(187,464)	$(43,858)	$4,058	$597,796

Balance at December 31, 2017	20,107	(7,042)	$223,484	$536,116	$(166,128)	$(102,937)	$4,446	$494,981
Net income	—	—	—	41,674	—	—	—	41,674
Other comprehensive income (loss)	—	—	—	—	—	4,645	—	4,645
Net pension curtailments and settlements	—	—	—	—	—	359	—	359
Tax Cuts and Jobs Act Reclassification	—	—	—	(575)	—	575	—	—
Cumulative effect of accounting change	—	—	—	425	—	—	—	425
Cash dividends declared ($0.31 per share)	—	—	—	(6,262)	—	—	—	(6,262)
Stock-based compensation activity	192	193	9,294	(28)	(5,484)	—	—	3,782
Payments of withholding taxes for stock-based compensation awards	(58)	(58)	—	—	(3,006)	—	—	(3,006)
Directors’ deferred compensation	3	3	68	—	86	—	(9)	145
Balance at September 28, 2018	20,244	(6,904)	$232,846	$571,350	$(174,532)	$(97,358)	$4,437	$536,743

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

The Company recorded a net reduction to opening retained earnings of $0.2 million as of January 1, 2019 due to the cumulative impact of adopting Topic 842, with the impact primarily related to derecognition of a built-to-suit lease. Refer to Note J for additional disclosures relating to the Company's leasing arrangements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which intended to simplify the subsequent measurement of goodwill. This ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill in measuring an impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The Company adopted this guidance as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements. Refer to Note F for additional disclosures related to goodwill.
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Third Quarter 2019
Net sales	$130,704	$147,650	$27,625	$—	$305,979
Intersegment sales	—	17,161	—	—	17,161
Operating profit (loss)	18,780	6,202	(11,198)	(7,495)	6,289
Third Quarter 2018
Net sales	$124,103	$144,072	$29,018	$—	$297,193
Intersegment sales	2	13,265	—	—	13,267
Operating profit (loss)	16,728	6,882	3,499	(8,443)	18,666

First Nine Months 2019
Net sales	$393,048	$424,913	$87,302	$—	$905,263
Intersegment sales	15	53,634	—	—	53,649
Operating profit (loss)	57,066	19,421	(5,184)	(20,877)	50,426
First Nine Months 2018
Net sales	$372,104	$447,941	$89,700	$—	$909,745
Intersegment sales	33	36,317	—	—	36,350
Operating profit (loss)	38,898	18,352	9,107	(19,248)	47,109

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2019 and 2018, respectively:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Third Quarter 2019
End Market
Semiconductor	$1,220	$107,883	$—	$—	$109,103
Industrial	28,353	8,302	3,365	—	40,020
Aerospace and Defense	27,653	1,779	5,303	—	34,735
Consumer Electronics	18,399	395	5,613	—	24,407
Automotive	16,071	3,012	296	—	19,379
Energy	10,629	20,911	—	—	31,540
Telecom and Data Center	14,964	835	—	—	15,799
Other	13,415	4,533	13,048	—	30,996
Total	$130,704	$147,650	$27,625	$—	$305,979

Third Quarter 2018
End Market
Semiconductor	$1,381	$104,806	$269	$—	$106,456
Industrial	26,812	9,269	3,338	—	39,419
Aerospace and Defense	19,840	910	5,203	—	25,953
Consumer Electronics	14,964	149	4,730	—	19,843
Automotive	25,292	1,707	398	—	27,397
Energy	12,395	19,338	—	—	31,733
Telecom and Data Center	17,530	951	—	—	18,481
Other	5,889	6,942	15,080	—	27,911
Total	$124,103	$144,072	$29,018	$—	$297,193

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Nine Months 2019
End Market
Semiconductor	$4,489	$314,607	$205	$—	$319,301
Industrial	83,368	23,934	11,358	—	118,660
Aerospace and Defense	80,774	4,397	14,924	—	100,095
Consumer Electronics	54,617	1,100	13,530	—	69,247
Automotive	53,348	6,035	882	—	60,265
Energy	33,026	59,136	—	—	92,162
Telecom and Data Center	50,800	1,749	—	—	52,549
Other	32,626	13,955	46,403	—	92,984
Total	$393,048	$424,913	$87,302	$—	$905,263

First Nine Months 2018
End Market
Semiconductor	$3,768	$333,797	$1,240	$—	$338,805
Industrial	85,389	25,002	9,237	—	119,628
Aerospace and Defense	64,086	2,912	14,847	—	81,845
Consumer Electronics	46,419	775	14,021	—	61,215
Automotive	72,065	5,890	1,089	—	79,044
Energy	30,007	53,045	—	—	83,052
Telecom and Data Center	50,177	1,982	—	—	52,159
Other	20,193	24,538	49,266	—	93,997
Total	$372,104	$447,941	$89,700	$—	$909,745

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 27, 2019. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at September 27, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21.6 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	September 27, 2019	December 31, 2018	$ change	% change
Accounts receivable, trade	$149,957	$124,498	$25,459	20%
Unbilled receivables	16,206	4,619	11,587	251%
Unearned revenue	5,188	5,918	(730)	(12)%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the third quarter and first nine months of 2019.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $5.0 million of the unearned amounts as revenue during the first nine months of 2019.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net
Other-net expense for the third quarter and first nine months of of 2019 and 2018 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2019	2018	2019	2018
Metal consignment fees	$1,936	$2,503	$7,252	$7,520
Amortization of intangible assets	375	524	1,133	1,858
Foreign currency loss	469	140	853	1,359
Net loss on disposal of fixed assets	1	14	143	37
Rental income	(29)	(119)	(87)	(378)
Other items	190	85	660	(12)
Total	$2,942	$3,147	$9,954	$10,384

Note E — Restructuring

In the third quarter of 2019, the Company initiated a restructuring plan in the Large Area Coatings (LAC) business (a reporting unit in the Precision Coatings segment) to reduce headcount, idle certain machinery and equipment, and exit a facility in Windsor, Connecticut. Costs associated with this plan also included severance and related costs for approximately 19 employees.

In addition, in the third quarter of 2019, the Company completed other cost reduction actions in order to align costs with commensurate business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles,

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

and staff reduction. Costs associated with these actions within the Other segment included severance associated with approximately seven employees and other related costs.
These costs are presented in the Consolidated Statements of Income as follows:

	Third Quarter Ended		Nine Months Ended
(Thousands)	Sept. 27, 2019	Sept. 28, 2018	Sept. 27, 2019	Sept. 28, 2018
Cost of sales	$286	$—	$286	$—
Selling, general, and administrative (SG&A) expense	499	—	499	—
Total	$785	$—	$785	$—

Remaining severance payments related to these initiatives of $0.6 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company does not expect to incur additional costs related to these initiatives.

Note F — Goodwill
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Total
Balance at December 31, 2018	$1,899	$50,276	$38,482	$90,657
Impairment charge	—	—	(11,560)	(11,560)
Other	—	(136)	—	(136)
Balance at September 27, 2019	$1,899	$50,140	$26,922	$78,961

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment.
During the third quarter of 2019, the LAC reporting unit began to experience a decline in sales volume from a significant customer. Based on an assessment that the decline in sales volume was expected to continue, the Company initiated a restructuring plan at the end of September to reduce LAC’s cost structure. Refer to Note E for further details of the restructuring plan. The Company considered these factors to be impairment indicators. As a result, the Company performed an interim impairment analysis as of September 27, 2019 related to the LAC reporting unit. The Company first reviewed long-lived assets which resulted in an impairment charge of $2.6 million. The Company then performed a goodwill impairment analysis which resulted in an $11.6 million charge. The Company estimated fair value using a discounted cash flow analysis for goodwill and estimated market values for other assets. These non-cash charges relating to goodwill and other assets were recorded in Goodwill impairment charges and Asset impairment charges, respectively, in the Consolidated Statements of Income.

Note G — Income Taxes

The Company's effective tax rate for the third quarter of 2019 and 2018 was 39.5% and (15.7)%, respectively, and 21.1% and 4.0% for the first nine months of 2019 and 2018, respectively.

The effective tax rate for the third quarter and first nine months of 2019 differed from the statutory tax rate primarily due to discrete income tax expense of $1.8 million and $1.3 million recorded in the third quarter and first nine months of 2019, respectively. The discrete income tax expense recorded in the third quarter of 2019 consisted of $0.8 million of expense related to an impairment of goodwill and a $1.0 million 2018 U.S. Federal income tax return to provision tax expense adjustment.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The effective tax rate for the third quarter and first nine months of 2018 differed from the statutory tax rate primarily due to discrete income tax benefits of $6.1 million and $7.1 million recorded in the third quarter and first nine months of 2018, respectively. The discrete income tax benefits were comprised primarily of $10.4 million related to Staff Accounting Bulletin (SAB) No. 118 adjustments, partially offset by $2.2 million of expense for a valuation allowance related to deferred tax assets that were not likely to be realized for one of the Company's controlled foreign corporations, and a $1.5 million 2017 U.S. Federal income tax return to provision tax expense adjustment.
Note H — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands, except per share amounts)	2019	2018	2019	2018
Numerator for basic and diluted EPS:
Net income	$3,463	$19,966	$35,909	$41,674
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,401	20,241	20,351	20,199
Effect of dilutive securities:
Stock appreciation rights	59	168	80	183
Restricted stock units	75	86	73	84
Performance-based restricted stock units	142	153	141	141
Diluted potential common shares	276	407	294	408
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,677	20,648	20,645	20,607
Basic EPS	$0.17	$0.99	$1.76	$2.06
Diluted EPS	$0.17	$0.97	$1.74	$2.02

Securities totaling 70,562 and 65,112 for the quarters ended September 27, 2019 and September 28, 2018, respectively, and 127,759 and 65,112 for the nine months ended September 27, 2019 and September 28, 2018, respectively, were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note I — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	Sept. 27,	December 31,
(Thousands)	2019	2018
Raw materials and supplies	$36,399	$33,182
Work in process	182,015	195,879
Finished goods	22,516	30,643
Subtotal	$240,930	$259,704
Less: LIFO reserve balance	48,974	44,833
Inventories	$191,956	$214,871

The liquidation of last in, first out (LIFO) inventory layers decreased cost of sales by $0.5 million and $0.4 million in the third quarter and first nine months of 2019, respectively, compared to an increase to cost of sales of $0.2 million and $0.3 million in the third quarter and first nine months of 2018, respectively.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $302.9 million as of September 27, 2019 versus $316.1 million as of December 31, 2018.
Note J — Leases
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The weighted average remaining lease term for the Company's operating and finance leases as of September 27, 2019 was 4.83 years and 19.52 years, respectively.

The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company's operating and finance lease liabilities as of September 27, 2019 was 5.57% and 5.31%, respectively.

The components of operating and finance lease cost for the third quarter and first nine months of 2019 were as follows:

	Third Quarter Ended	Nine Months Ended
	Sept. 27,	Sept. 27,
(Thousands)	2019	2019
Components of lease expense
Operating lease cost	$2,449	$7,452

Finance lease cost
Amortization of right-of-use assets	353	1,063
Interest on lease liabilities	256	778
Total lease cost	$3,058	$9,293

Operating lease expense amounted to $2.4 million and $2.8 million during the third quarter of 2019 and 2018, respectively, and $7.5 million and $8.9 million during the first nine months of 2019 and 2018, respectively. The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to the Company's operating and finance leases as of September 27, 2019 was as follows:

Sept. 27,
(Thousands)	2019
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$25,054
Other liabilities and accrued items	6,908
Operating lease liabilities	19,453

Finance Leases
Property, plant, and equipment	$25,830
Allowances for depreciation, depletion, and amortization	(3,331)
Finance lease assets, net	$22,499
Other liabilities and accrued items	$1,243
Finance lease liabilities	17,535
Total principal payable on finance leases	$18,778

Future maturities of the Company's lease liabilities as of September 27, 2019 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2019	$552	$2,129
2020	2,208	7,726
2021	2,208	6,661
2022	2,208	4,715
2023	1,498	3,785
2024 and thereafter	21,729	5,210
Total lease payments	30,403	30,226
Less amount of lease payment representing interest	11,625	3,865
Total present value of lease payments	$18,778	$26,361

Supplemental cash flow information related to leases for the first nine months of 2019 was as follows:

Nine Months Ended
Sept. 27,
(Thousands)	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,763
Operating cash flows from finance leases	778
Financing cash flows from finance leases	894

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the third quarter and first nine months of 2019 and 2018 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (benefit)
Service cost	$1,359	$1,674	$18	$27
Interest cost	1,500	2,397	100	99
Expected return on plan assets	(2,134)	(3,697)	—	—
Amortization of prior service benefit	120	(31)	(374)	(374)
Amortization of net loss (gain)	762	1,959	(24)	—
Net periodic benefit cost (benefit)	$1,607	$2,302	$(280)	$(248)
Net curtailments/settlements	—	359	—	—
Total net benefit cost (benefit)	$1,607	$2,661	$(280)	$(248)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (benefit)
Service cost	$4,117	$5,022	$53	$83
Interest cost	4,404	7,191	299	297
Expected return on plan assets	(6,424)	(11,091)	—	—
Amortization of prior service benefit	362	(92)	(1,123)	(1,123)
Amortization of net loss (gain)	2,193	5,878	(70)	—
Net periodic benefit cost (benefit)	$4,652	$6,908	$(841)	$(743)
Net curtailments/settlements	3,296	359	—	—
Total net benefit cost (benefit)	$7,948	$7,267	$(841)	$(743)
The Company made contributions to the domestic defined benefit pension plan of $4.5 million and $38.0 million in the first nine months of 2019 and 2018, respectively.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating expenses.
In May 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company will freeze the pay and service amounts used to calculate pension benefits for active participants in the pension plan as of January 1, 2020. The Company recognized a non-cash pre-tax pension curtailment charge of $3.3 million associated with the plan amendment during the first nine months of 2019.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2019 and 2018 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at June 28, 2019	$1,420	$(458)	$(134)	$828	$(40,050)	$(4,756)	$(43,978)
Other comprehensive income before reclassifications	354	(730)	(271)	(647)	—	(463)	(1,110)
Amounts reclassified from accumulated other comprehensive income	(3)	343	413	753	609	—	1,362
Net current period other comprehensive income (loss) before tax	351	(387)	142	106	609	(463)	252
Deferred taxes	80	(66)	10	24	108	—	132
Net current period other comprehensive income (loss) after tax	271	(321)	132	82	501	(463)	120
Balance at September 27, 2019	$1,691	$(779)	$(2)	$910	$(39,549)	$(5,219)	$(43,858)

Balance at June 29, 2018	$1,582	$269	$—	$1,851	$(97,018)	$(3,939)	$(99,106)
Other comprehensive income (loss) before reclassifications	121	330	—	451	—	116	567
Amounts reclassified from accumulated other comprehensive income	(169)	(119)	—	(288)	1,935	—	1,647
Net current period other comprehensive income (loss) before tax	(48)	211	—	163	1,935	116	2,214
Deferred taxes	(11)	49	—	38	428	—	466
Net current period other comprehensive income (loss) after tax	(37)	162	—	125	1,507	116	1,748
Balance at September 28, 2018	$1,545	$431	$—	$1,976	$(95,511)	$(3,823)	$(97,358)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income before reclassifications	602	(1,366)	33	(731)	14,224	(627)	12,866
Amounts reclassified from accumulated other comprehensive income	(47)	281	505	739	5,050	—	5,789
Net current period other comprehensive income (loss) before tax	555	(1,085)	538	8	19,274	(627)	18,655
Deferred taxes	127	(227)	99	(1)	4,280	—	4,279
Net current period other comprehensive income (loss) after tax	428	(858)	439	9	14,994	(627)	14,376
Balance at September 27, 2019	$1,691	$(779)	$(2)	$910	$(39,549)	$(5,219)	$(43,858)

Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(206)	774	—	568	—	285	853
Amounts reclassified from accumulated other comprehensive income	250	40	—	290	5,183	—	5,473
Net current period other comprehensive income (loss) before tax	44	814	—	858	5,183	285	6,326
Deferred taxes	(542)	187	—	(355)	1,102	—	747
Net current period other comprehensive income (loss) after tax	586	627	—	1,213	4,081	285	5,579
Balance at September 28, 2018	$1,545	$431	$—	$1,976	$(95,511)	$(3,823)	$(97,358)

Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income. Reclassifications from accumulated other comprehensive income of gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note O for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note K for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note M — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.5 million and $8.7 million in the third quarter and first nine months of 2019, respectively, compared to $4.2 million and $9.4 million in same periods of 2018.
The Company granted 73,461 stock appreciation rights (SARs) to certain employees during the first nine months of 2019. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 27, 2019 were $58.30 and $17.76, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	2.47%
Dividend yield	0.7%
Volatility	31.7%
Expected term (in years)	5.2

The Company granted 63,665 stock-settled restricted stock units (RSUs) to certain employees and 11,048 stock-settled RSUs to non-employee directors during the first nine months of 2019. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $58.30 and $68.79 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the nine months ended September 27, 2019. RSUs are expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2019. The weighted-average fair value of the stock-settled PRSUs was $69.84 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 27, 2019, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $11.2 million, and is expected to be recognized over the remaining vesting period of the respective grants.

Note N — Fair Value of Financial Instruments
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 27, 2019 and December 31, 2018:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2019	2018	2019	2018	2019	2018	2019	2018
Financial Assets
Deferred compensation investments	$3,151	$2,156	$3,151	$2,156	$—	$—	$—	$—
Foreign currency forward contracts	478	246	—	—	478	246	—	—
Precious metal swaps	18	237	—	—	18	237	—	—
Copper swaps	10	—	—	—	10	—	—	—
Total	$3,657	$2,639	$3,151	$2,156	$506	$483	$—	$—
Financial Liabilities
Deferred compensation liability	$3,151	$2,156	$3,151	$2,156	$—	$—	$—	$—
Foreign currency forward contracts	45	432	—	—	45	432	—	—
Precious metal swaps	1,001	135	—	—	1,001	135	—	—
Copper swaps	41	569	—	—	41	569	—	—
Total	$4,238	$3,292	$3,151	$2,156	$1,087	$1,136	$—	$—

The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of September 27, 2019 and December 31, 2018.

Note O — Derivative Instruments and Hedging Activity
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of September 27, 2019 and December 31, 2018:

	September 27, 2019		December 31, 2018
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$4,316	$95	$8,767	$244
Other liabilities and accrued items	18,644	36	8,771	249

These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.3 million of foreign currency gains relating to these derivatives during both the third quarter and the first nine months of 2019 and included $0.4 million and $1.6 million of foreign currency gains during the third quarter and first nine months of 2018, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of September 27, 2019 and December 31, 2018:

	September 27, 2019		December 31, 2018
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$1,000	$14	$—	$—
Foreign currency forward contracts - euro	8,082	369	725	2
Precious metal swaps	156	4	4,533	237
Copper swaps	517	10	—	—
Total	9,755	397	5,258	239

Other assets
Precious metal swaps	626	14	—	—
Total	626	14	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	944	9	1,264	17
Foreign currency forward contracts - euro	—	—	19,158	166
Precious metal swaps	9,342	949	2,864	135
Copper swaps	2,686	41	11,170	569
Total	12,972	999	34,456	887

Other long-term liabilities
Precious metal swaps	1,169	52	—	—
Total	$24,522	$640	$39,714	$648

All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of September 27, 2019 to the Consolidated Statements of Income within the next 15-month period. Refer to Note L for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the third quarter and first nine months of of 2019:

		Third Quarter Ended	Nine Months Ended
(Thousands)		Sept. 27, 2019	Sept. 27, 2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(3)	$(47)
Precious metal swaps	Cost of sales	343	281
Copper swaps	Cost of sales	413	505
Total		$753	$739

Note P — Contingencies
Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note S ("Contingencies and Commitments") in the Company's 2018 Annual Report on Form 10-K.
One beryllium case, originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court, was outstanding as of December 31, 2018. That case was settled for an immaterial amount in the third quarter of 2019 and dismissed.
In addition, during the third quarter of 2019, one new beryllium case was filed, although the Company was not served until the fourth quarter of 2019. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.1 million and $6.5 million at September 27, 2019 and December 31, 2018, respectively. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

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

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	Sept. 27,	Sept. 28,	$	%
(Thousands, except per share data)	2019	2018	Change	Change
Net sales	$305,979	$297,193	$8,786	3%
Value-added sales	188,598	181,943	6,655	4%
Gross margin	64,945	64,935	10	—%
Gross margin as a % of value-added sales	34%	36%
Selling, general, and administrative (SG&A) expense	36,311	38,872	(2,561)	(7)%
SG&A expense as a % of value-added sales	19%	21%
Research and development (R&D) expense	5,262	4,250	1,012	24%
R&D expense as a % of value-added sales	3%	2%
Goodwill impairment charges	11,560	—	11,560	N/A
Asset impairment charges	2,581	—	2,581	N/A
Other—net	2,942	3,147	(205)	(7)%
Operating profit	6,289	18,666	(12,377)	(66)%
Interest expense—net	436	613	(177)	(29)%
Other non-operating expense—net	127	800	(673)	(84)%
Income before income taxes	5,726	17,253	(11,527)	(67)%
Income tax expense (benefit)	2,263	(2,713)	4,976	(183)%
Net income	$3,463	$19,966	$(16,503)	(83)%

Diluted earnings per share	$0.17	$0.97	$(0.80)	(82)%
N/A = Not Applicable

Net sales of $306.0 million in the third quarter of 2019 increased $8.8 million from $297.2 million in the third quarter of 2018. Net sales growth in our Performance Alloys and Composites and Advanced Materials segments was partially offset by decreased net sales in our Precision Coatings segment driven by lower sales of blood glucose test strip products. The change in precious metal and copper prices favorably impacted net sales during the third quarter of 2019 by $17.4 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $188.6 million in the third quarter of 2019 increased $6.7 million, or 4%, compared to the third quarter of 2018. The increase in value-added sales was primarily driven by strong demand in the aerospace and defense end market and the timing of beryllium hydroxide shipments.

Gross margin in the third quarter of 2019 was $64.9 million, which was flat compared to the third quarter of 2018. Gross margin expressed as a percentage of value-added sales decreased to 34% in the third quarter of 2019 from 36% in the third quarter of 2018. The decrease was primarily driven by unfavorable sales mix and manufacturing yields in the Advanced Materials segment.

SG&A expense was $36.3 million in the third quarter of 2019, compared to $38.9 million in the third quarter of 2018. The decrease in SG&A expense for the third quarter of 2019 was primarily driven by lower variable expenses related to financial targets. Expressed as a percentage of value-added sales, SG&A expense was 19% and 21% in the third quarter of 2019 and 2018, respectively.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense accounted for 3% and 2% of value-added sales in the third quarter of 2019 and 2018, respectively. The $1.0 million increase reflects additional investment in new product and application development.

Goodwill and Asset impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Coatings segment. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $2.9 million of expense in the third quarter of 2019, or a $0.2 million decrease from the third quarter of 2018. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $0.4 million and $0.6 million in the third quarter of 2019 and 2018, respectively.

Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the third quarter of 2019 was $2.3 million compared to a $2.7 million benefit in the third quarter of 2018.  The effective tax rate for the third quarter of 2019 was 39.5% compared to a negative effective tax rate of 15.7% in the prior-year period. The effective tax rate in the third quarter of 2019 was higher than the statutory rate primarily due to discrete expense of $1.8 million. The effect of discrete benefits of $6.1 million was the primary factor for the difference between the effective and statutory rates in the third quarter of 2018. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.

Nine Months

	Nine Months Ended
	Sept. 27,	Sept. 28,	$	%
(Thousands, except per share data)	2019	2018	Change	Change
Net sales	$905,263	$909,745	$(4,482)	—%
Value-added sales	571,175	553,158	18,017	3%
Gross margin	203,851	185,053	18,798	10%
Gross margin as a % of value-added sales	36%	33%
SG&A expense	116,266	115,807	459	—%
SG&A expense as a % of value-added sales	20%	21%
R&D expense	13,064	11,753	1,311	11%
R&D expense as a % of value-added sales	2%	2%
Goodwill impairment charges	11,560	—	11,560	N/A
Asset impairment charges	2,581	—	2,581	N/A
Other—net	9,954	10,384	(430)	(4)%
Operating profit	50,426	47,109	3,317	7%
Interest expense—net	1,402	2,010	(608)	(30)%
Other non-operating expense—net	3,484	1,679	1,805	108%
Income before income taxes	45,540	43,420	2,120	5%
Income tax expense	9,631	1,746	7,885	452%
Net income	$35,909	$41,674	$(5,765)	(14)%

Diluted earnings per share	$1.74	$2.02	$(0.28)	(14)%
N/A = Not Applicable

Net sales of $905.3 million in the first nine months of 2019 decreased $4.4 million from $909.7 million recorded in the first nine months of 2018. Net sales growth in our Performance Alloys and Composites segment was more than offset by decreased net sales in our Advanced Materials and Precision Coatings segments, primarily driven by lower mix of precious metal-containing products and the mix of customer-supplied material. The change in precious metal and copper prices favorably impacted net sales during the first nine months of 2019 by $16.7 million.

Value-added sales of $571.2 million in the first nine months of 2019 increased $18.0 million, or 3%, compared to the first nine months of 2018. The increase in value-added sales was primarily driven by stronger demand in the aerospace and defense end market and higher beryllium hydroxide shipments.

Gross margin in the first nine months of 2019 was $203.9 million, or $18.8 million higher than the $185.1 million gross margin recorded during the first nine months of 2018. Gross margin expressed as a percentage of value-added sales increased to 36% in the first nine months of 2019 from 33% in the first nine months of 2018 primarily due to a combination of improved sales mix and improved manufacturing performance in the Performance Alloys and Composites segment.

SG&A expense was $116.3 million in the first nine months of 2019, compared to $115.8 million recorded in the first nine months of 2018. The increase in SG&A expense for the first nine months of 2019 was primarily driven by investments to execute strategic initiatives for commercial excellence. Expressed as a percentage of value-added sales, SG&A expense was 20% and 21% in the first nine months of 2019 and 2018, respectively.

R&D expense was flat as a percentage of value-added sales at approximately 2% in the first nine months of both 2019 and 2018. The $1.3 million increase reflects additional investment in new product and application development.

Goodwill and Asset impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Coatings segment. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $10.0 million of expense in the first nine months of 2019, or a $0.4 million decrease from the first nine months of 2018. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Interest expense-net was $1.4 million and $2.0 million in the first nine months of 2019 and 2018, respectively.

Other non-operating expense-net includes components of pension and post-retirement expense other than service costs and a non-cash pre-tax pension curtailment charge of $3.3 million, recorded in the second quarter of 2019, associated with the pension plan amendment to freeze the pay and service amounts used to calculate pension benefits effective December 31, 2019. Refer to Note K to the Consolidated Financial Statements for details of the components of net periodic benefit costs.

Income tax expense for the first nine months of 2019 was $9.6 million, compared to $1.7 million in the first nine months of 2018.  The effective tax rate for the first nine months of 2019 was 21.1% compared to an effective tax rate of 4.0% in the prior-year period. The effective tax rate for the first nine months of 2019 is higher than the statutory tax rate primarily due to discrete expense of $1.3 million. The effect of discrete benefits of $7.1 million was the primary factor for the difference between the effective and statutory rates in the first nine months of 2018. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2019 and 2018 is as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Thousands)	2019	2018	2019	2018
Net sales
Performance Alloys and Composites	$130,704	$124,103	$393,048	$372,104
Advanced Materials	147,650	144,072	424,913	447,941
Precision Coatings	27,625	29,018	87,302	89,700
Other	—	—	—	—
Total	$305,979	$297,193	$905,263	$909,745

Less: pass-through metal costs
Performance Alloys and Composites	$18,747	$19,210	$56,247	$56,762
Advanced Materials	92,040	88,727	253,489	277,046
Precision Coatings	5,183	6,013	19,234	19,661
Other	1,411	1,300	5,118	3,118
Total	$117,381	$115,250	$334,088	$356,587

Value-added sales
Performance Alloys and Composites	$111,957	$104,893	$336,801	$315,342
Advanced Materials	55,610	55,345	171,424	170,895
Precision Coatings	22,442	23,005	68,068	70,039
Other	(1,411)	(1,300)	(5,118)	(3,118)
Total	$188,598	$181,943	$571,175	$553,158
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

Performance Alloys and Composites
Third Quarter

	Third Quarter Ended
	Sept. 27,	Sept. 28,	$	%
(Thousands)	2019	2018	Change	Change
Net sales	$130,704	$124,103	$6,601	5%
Value-added sales	111,957	104,893	7,064	7%
Operating profit	18,780	16,728	2,052	12%
Net sales from the Performance Alloys and Composites segment of $130.7 million in the third quarter of 2019 were 5% higher than net sales of $124.1 million in the third quarter of 2018. Higher aerospace and defense end market sales and beryllium hydroxide shipments more than offset softness in the automotive end market.
Value-added sales of $112.0 million in the third quarter of 2019 were 7% higher than value-added sales of $104.9 million in the third quarter of 2018. The increase in value-added sales was due to the same factors driving the increase in net sales.
Performance Alloys and Composites generated operating profit of $18.8 million in the third quarter of 2019 compared to $16.7 million in the third quarter of 2018. The increase in operating profit was primarily due to sales growth and favorable product mix.
Nine Months

	Nine Months Ended
	Sept. 27,	Sept. 28,	$	%
(Thousands)	2019	2018	Change	Change
Net sales	$393,048	$372,104	$20,944	6%
Value-added sales	336,801	315,342	21,459	7%
Operating profit	57,066	38,898	18,168	47%
Net sales from the Performance Alloys and Composites segment of $393.0 million in the first nine months of 2019 were 6% higher than net sales of $372.1 million in the first nine months of 2018. Higher aerospace and defense end market sales and beryllium hydroxide shipments more than offset softness in the automotive end market.
Value-added sales of $336.8 million in the first nine months of 2019 were 7% higher than value-added sales of $315.3 million in the first nine months of 2018. The increase in value-added sales was due to the same factors driving the increase in net sales.
Performance Alloys and Composites generated operating profit of $57.1 million in the first nine months of 2019 compared to $38.9 million in the first nine months of 2018. The increase in operating profit was primarily due to favorable product mix, sales growth, and improved manufacturing performance.

Advanced Materials
Third Quarter

	Third Quarter Ended
	Sept. 27,	Sept. 28,	$	%
(Thousands)	2019	2018	Change	Change
Net sales	$147,650	$144,072	3,578	2%
Value-added sales	55,610	55,345	265	—%
Operating profit	6,202	6,882	(680)	(10)%
Net sales from the Advanced Materials segment of $147.7 million in the third quarter of 2019 were 2% higher than net sales of $144.1 million in the third quarter of 2018. The increase in net sales was primarily due to the impact of favorable pass-through metal prices of $16.7 million, partially offset by a lower mix of precious metal-containing products and the mix of customer-supplied material.
Value-added sales of $55.6 million in the third quarter of 2019 were relatively flat compared to value-added sales of $55.3 million in the third quarter of 2018.

The Advanced Materials segment generated operating profit of $6.2 million in the third quarter of 2019 compared to $6.9 million in the third quarter of 2018. Decreased operating profit in the third quarter of 2019, compared to 2018, was the result of cost savings offset by unfavorable sales mix and manufacturing performance.

Nine Months

	Nine Months Ended
	Sept. 27,	Sept. 28,	$	%
(Thousands)	2019	2018	Change	Change
Net sales	$424,913	$447,941	(23,028)	(5)%
Value-added sales	171,424	170,895	529	—%
Operating profit	19,421	18,352	1,069	6%
Net sales from the Advanced Materials segment of $424.9 million in the first nine months of 2019 were 5% lower than net sales of $447.9 million in the first nine months of 2018. The decline in net sales was due to the lower mix of precious metal-containing products and the mix of customer-supplied material, partially offset by the impact of favorable pass-through metal prices of $15.9 million.
Value-added sales of $171.4 million in the first nine months of 2019 were relatively flat, compared to value-added sales of $170.9 million in the first nine months of 2018.
The Advanced Materials segment generated operating profit of $19.4 million in the first nine months of 2019 compared to $18.4 million in the first nine months of 2018. Increased operating profit in the first nine months of 2019, compared to the first nine months of 2018, was the result of cost savings realized primarily from restructuring actions taken in the fourth quarter of 2018, partially offset by reduced manufacturing yields and unfavorable sales mix.

Precision Coatings
Third Quarter

(Thousands)	Third Quarter Ended
	Sept. 27,	Sept. 28,	$	%
	2019	2018	Change	Change
Net sales	$27,625	$29,018	(1,393)	(5)%
Value-added sales	22,442	23,005	(563)	(2)%
Operating (loss) profit	(11,198)	3,499	(14,697)	(420)%
Net sales from the Precision Coatings segment of $27.6 million in the third quarter of 2019 decreased 5% compared to net sales of $29.0 million in the third quarter of 2018 primarily due to reduced sales volumes, partially offset by the favorable impact of pass-through precious metal prices of $1.6 million.
Value-added sales of $22.4 million in the third quarter of 2019 decreased 2% compared to value-added sales of $23.0 million in the third quarter of 2018. The decrease is primarily due to a $1.6 million reduction in value-added sales related to blood glucose test strip products, partially offset by $0.9 million of increased value-added sales into the consumer electronics end market.
The Precision Coatings segment generated an operating loss of $11.2 million in the third quarter of 2019, compared to an operating profit of $3.5 million in the third quarter of 2018. The operating loss was driven by a goodwill impairment charge of $11.6 million and an other assets impairment charge of $2.6 million related to our Large Area Coatings (LAC) business, as well as $0.3 million of restructuring actions taken in the third quarter of 2019.

Nine Months

(Thousands)	Nine Months Ended
	Sept. 27,	Sept. 28,	$	%
	2019	2018	Change	Change
Net sales	$87,302	$89,700	(2,398)	(3)%
Value-added sales	68,068	70,039	(1,971)	(3)%
Operating (loss) profit	(5,184)	9,107	(14,291)	(157)%
Net sales from the Precision Coatings segment of $87.3 million in the first nine months of 2019 decreased 3% compared to net sales of $89.7 million in the first nine months of 2018 due to decreased sales volume, partially offset by a $3.8 million favorable impact of pass-through precious metal prices.
Value-added sales of $68.1 million in the first nine months of 2019 decreased 3% compared to value-added sales of $70.0 million in the first nine months of 2018. The decrease was driven by reduced value-added sales related to blood glucose test trip products, partially offset by increased value-added sales of $2.2 million into the industrial end market.
The Precision Coatings segment generated operating loss of $5.2 million in the first nine months of 2019, compared to an operating profit of $9.1 million in the first nine months of 2018. The decrease in operating profit was driven by a goodwill impairment charge of $11.6 million and an other assets impairment charge of $2.6 million related to our LAC business, as well as $0.3 million of restructuring actions taken in the third quarter of 2019.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	Sept. 27,	Sept. 28,	$	%
	2019	2018	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,411)	(1,300)	(111)	9%
Operating loss	(7,495)	(8,443)	948	(11)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $7.5 million in the third quarter of 2019 decreased $0.9 million as compared to $8.4 million in the third quarter of 2018. Corporate costs accounted for 4% and 5% of Company-wide value-added sales in the third quarter of 2019 and 2018, respectively. The decrease in corporate costs in the third quarter of 2019, compared to the third quarter of 2018, is reflective of lower variable expenses related to financial targets.
Nine Months

(Thousands)	Nine Months Ended
	Sept. 27,	Sept. 28,	$	%
	2019	2018	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(5,118)	(3,118)	(2,000)	64%
Operating loss	(20,877)	(19,248)	(1,629)	8%

Corporate costs of $20.9 million in the first nine months of 2019 increased $1.6 million as compared to $19.2 million in the first nine months of 2018. Corporate costs accounted for 4% and 3% of Company value-added sales in the first nine months of 2019 and 2018, respectively. The increase in corporate costs in the first nine months of 2019, compared to the first nine months of 2018, is primarily due to investments to execute strategic initiatives.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	Sept. 27,	Sept. 28,	$
(Thousands)	2019	2018	Change
Net cash provided by operating activities	$59,536	$49,243	$10,293
Net cash used in investing activities	(20,079)	(26,975)	6,896
Net cash used in financing activities	(15,154)	(10,354)	(4,800)
Effects of exchange rate changes	(422)	(146)	(276)
Net change in cash and cash equivalents	$23,881	$11,768	$12,113
Net cash provided by operating activities totaled $59.5 million in the first nine months of 2019 versus $49.2 million in the comparable prior-year period. During the first nine months of 2019, we contributed $4.5 million to our domestic pension plan, compared to contributions of $38.0 million in the first nine months of 2018. Working capital requirements used cash of $28.2 million during the first nine months of 2019 compared to a use of $0.8 million in the first nine months of 2018. Cash flows used for accounts receivable were $25.9 million higher than the prior-year period. Three-month trailing days sales outstanding was approximately 43 days at September 27, 2019 and 41 days at December 31, 2018. Inventory reduction initiatives generated a cash flow benefit of $22.1 million in the first nine months of 2019 compared to a benefit of $19.8 million in first nine months of 2018, related primarily to our Performance Alloys and Composites business. Cash flows used for accounts payable and accrued expenses were $14.1 million compared to the prior-year period use of cash of $10.3 million due to higher incentive compensation payments tied to improved financial performance.
Net cash used in investing activities was $20.1 million in the first nine months of 2019 compared to $27.0 million in the prior-year period due to lower levels of capital spending.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2019, the Company expects payments for property, plant, and equipment to be approximately $25.0 million and mine development expenditures to be approximately $2.0 million.
Net cash used in financing activities totaled $15.2 million in the first nine months of 2019 versus $10.4 million used in financing activities in the comparable prior-year period. The increase in cash used is primarily due to deferred financing costs recorded in 2019 related to our credit and precious metal consignment agreements, as well as higher payments of withholding taxes for stock-based compensation awards.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase program, environmental remediation projects, and strategic acquisitions. At September 27, 2019, cash and cash equivalents held by our foreign operations totaled $16.8 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of September 27, 2019 and December 31, 2018 is as follows:

	September 27,	December 31,
(Thousands)	2019	2018
Cash and cash equivalents	$94,526	$70,645
Total outstanding debt	2,429	3,041
Net cash	$92,097	$67,604
Available borrowing capacity	$368,313	$275,488
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
In the third quarter of 2019, we amended and restated the agreement governing our $375.0 million revolving credit facility (Credit Agreement). The maturity date of the Credit Agreement was extended from 2020 to 2024, and the Credit Agreement provides more favorable interest rates under certain circumstances. In addition, the Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 27, 2019 and December 31, 2018. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In the third quarter of 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $146.9 million as of September 27, 2019, compared to $133.9 million as of December 31, 2018 under the metal financing lines that expired on September 30, 2019. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. In the first nine months of 2019, we repurchased 4,500 shares of our common stock for $0.2 million. We did not repurchase any of our common shares during the third quarter of 2019. Since the approval of the repurchase plan, we have purchased 1,096,264 shares at a total cost of $34.9 million.
We paid cash dividends of $2.2 million and $6.6 million on our common stock in the third quarter and first nine months of 2019, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $303.1 million as of September 27, 2019, versus $316.1 million as of December 31, 2018. We were in compliance with all of the covenants contained in the consignment agreements as of September 27, 2019 and December 31, 2018. For additional information on our contractual obligations, refer to our 2018 Annual Report on Form 10-K.

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

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Advanced Materials segment totaled $50.3 million as of December 31, 2018. Within the Precision Coatings segment, goodwill totaled $17.9 million and $20.6 million relating to the Precision Optics and LAC reporting units, respectively, as of December 31, 2018. The remaining $1.9 million was related to the Beryllium reporting unit within the Performance Alloys and Composites segment.

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

As of September 29, 2018, the Company determined that the fair value of the LAC reporting unit exceeded the carrying value by approximately 50 percent, which indicated no impairment at that time. The sales growth assumption for the LAC reporting unit was based on expected future orders. A key input into our valuation analysis is our sales growth assumptions, which can be impacted by increased competition, pricing pressures, and contract negotiations with new and existing customers. These factors impact both the timing and magnitude of sales of our products. Precious metal prices, particularly palladium used by our LAC reporting unit and its customer base, have fluctuated significantly in recent years. Palladium price movements have increased competitive pricing pressure in the LAC business. The key risk with the precious metal pricing volatility is the possibility that rising prices could deter our customers from purchasing our products, which would adversely affect our net sales and operating profit. During the third quarter of 2019, we did begin to experience a decline in sales volume with a significant customer. Based on an assessment that the decline in sales volume was expected to continue, the Company initiated a restructuring plan at the end of September to reduce LAC’s cost structure. The Company considered these factors to be impairment indicators. As a result, the Company performed an interim impairment analysis as of September 27, 2019 related to the LAC reporting unit. The Company first reviewed long-lived assets which resulted in an impairment charge of $2.6 million. The Company then performed a goodwill impairment analysis which resulted in an $11.6 million impairment charge. These non-cash charges were recorded in Goodwill impairment charges and Asset impairment charges in the Consolidated Statements of Income. The remaining balance of goodwill for the LAC reporting unit as of the end of the third quarter of 2019 is $9.0 million. The Company may determine in connection with future impairment tests that some or all of the remaining carrying value of LAC's goodwill balance may be impaired.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 27, 2019 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 27, 2019.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of September 27, 2019, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. During the third quarter of 2019, one new beryllium case was filed, although the Company was not served until the fourth quarter of 2019. In Ronald Dwayne Manning v. Arconic Inc. et al., case number 19CI000219, filed in the Superior Court of the State of California, Tehama County, the Company is one of four named defendants and 120 Doe defendants; the plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products during his employment as an auto mechanic, welder, sprinkler installer, and movie projector operator, and asserts claims for negligence, strict liability, fraudulent concealment, and breach of implied warranties. The plaintiff seeks economic damages, non-economic damages, consequential damages, and punitive damages. The Company believes that it has substantive defenses, and intends to vigorously defend this suit.

The Company has insurance coverage, which may apply, subject to an annual deductible.

During the third quarter of 2019, the Company settled a beryllium case that involved four plaintiffs. The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs other than the personal representative of the decedent sought compensatory damages. The survival action brought by the decedent's designated personal representative sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. On July 30, 2018, the trial court granted summary adjudication in favor of all defendants on the survival action on the ground that the action was barred by the statute of limitations. On August 7, 2018, the Company filed a Notice of Entry of Order Granting Summary Adjudication in Favor of Defendants on Plaintiffs' Survival Action. The entry of this Order by the trial court eliminated the punitive damages claim from the action. Trial in the Godoy case, which was originally scheduled for March 12, 2019, had been continued to September 4, 2019. In the third quarter of 2019, the Company settled this matter for an immaterial amount, and the case was dismissed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 27, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 29 through August 2, 2019	—	$—	—	$15,081,991
August 3 through August 30, 2019	1,176	59.29	—	15,081,991
August 31 through September 27, 2019	—	—	—	15,081,991
Total	1,176	$59.29	—	$15,081,991

(1)	Includes 1,176 shares surrendered to the Company in August by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. We did not repurchase any shares under this program during the third quarter of 2019. As of September 27, 2019, $15.1 million may still be purchased under the program.

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

10.1
Third Amended and Restated Credit Agreement, dated September 24, 2019, by and among Materion Corporation, Materion Netherlands B.V., the other foreign borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-syndication agents, and KeyBank National Association, as documentation agent (filed as Exhibit 10.1 to the Company's Form 8-K filed on September 30, 2019) incorporated herein by reference.

10.2	Metals Consignment Agreement, dated as of August 27, 2019 (filed as Exhibit 10.1 to the Company's Form 8-K Filed on August 29, 2019), incorporated herein by reference.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 27, 2019*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 24, 2019
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)