Form 10-K
period 2019-12-31
MATERION Corp
filed 2020-02-13
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐
Emerging growth company ☐
Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 28, 2019 was $1,368,001,720.
As of January 31, 2020, there were 20,405,347 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2020;

▪	The global economy, including the impact of tariffs and trade agreements;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

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

THE COMPANY

Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.2 billion in net sales in 2019. The Company was incorporated in Ohio in 1931 and has approximately 2,600 employees. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center.

SEGMENT INFORMATION

Our businesses are organized under four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. Our Other reportable segment includes unallocated corporate costs. Additional information regarding our segments and business is presented below.
Performance Alloys and Composites
Performance Alloys and Composites (PAC) globally provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes produced at manufacturing facilities located throughout the United States and Europe and through distribution hubs globally. This segment operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for its beryllium businesses and external sales. In addition to the products described below, this segment globally provides engineering and product development services to help our customers and partners with product design, including delivering prototype parts and other data to demonstrate that the products will perform under the specified design conditions. PAC operates through three global product lines: Advanced Alloys, Specialty Materials, and Performance Solutions:

•
Advanced Alloys manufactures and globally provides to our customers three upstream (primary) product lines: alloyed metals, high-performance beryllium products, and beryllium hydroxide. Alloyed metals are made with copper and/or nickel (with or without beryllium) in ingot, shot, billet, plate, rod, bar, tube forms, and customized shapes. Depending on the application, the materials may provide one or a combination of superior strength, specific strength, wear and corrosion resistance, thermal and electrical conductivity, tribological benefits, and machinability. Applications for alloyed metals products include oil & gas drilling and production components, bearings, bushings, welding electrodes, plastic injection or metal die casting mold tooling, and electrical or electronic connectors. Major end markets for alloyed metals include industrial, automotive, aerospace and defense, energy, and telecom and data center. Alloyed metals compete with companies around the world that produce alloys with similar properties. Key competitors include NGK Insulators, IBC Advanced Alloys Corp., Ningxia Orient Tantalum Industry Co., Ltd., Ulba Metallurgical, Le Bronze Alloys, Minotti Metals, SA, KME AG & Co. KG, Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, and Chuetsu Metal Works Ltd. High performance beryllium products are primarily beryllium metal products, which may also be alloys or other mixtures with aluminum and may be beryllium oxide. The materials are manufactured in billet, ingot, plate, sheet, powder, and customized shape forms. These materials are used in applications that require high stiffness and/or low density or high thermal conductivity and/or high electrical resistance, which are provided from the unique combination of material properties, or in applications requiring specific interactions with sub-atomic, high-energy particles, or in applications requiring strong affinity for oxygen such as in the manufacture of primary aluminum and magnesium. Direct competitors include American Beryllia Inc., CBL Ceramics Limited, CoorsTek, Inc., Ulba Metallurgical, and Ningxia Orient Tantalum Industry Co., Ltd. Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite ore mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for beryllium-containing alloys and, to a lesser extent, beryllium products. A key competitor is Ulba Metallurgical.

•
Specialty Materials produces and provides our customers various thicknesses of precision strip products as well as various diameters of rod and wire products. The strip, rod, and wire products are beryllium and non-beryllium containing alloys that are made primarily with copper and nickel to provide unique combinations of high conductivity, high reliability, and high formability for use as connectors, contacts, springs, switches, relays, shielding, and bearings. In addition, Specialty Materials also produces and provides unique engineered strip metal products, which incorporate clad inlay and overlay metals, including precious and base metal electroplated systems, electron beam welded systems, contour profiled systems, and solder-coated metal systems. These engineered strip metal products provide a variety of thermal, electrical, or mechanical properties from a surface area or particular section of the material. Our precision cladding and plating capabilities allow for precious metal or other base metals to be applied in continuous strip form, only where it is needed, reducing the material cost to our customers as well as providing design flexibility and performance. Major end markets include consumer electronics, telecom and data center, automotive, aerospace and defense, industrial, and energy. Key competitors include NGK Insulators, Wieland Electric, Inc., Aurubis Stolberg GmbH, Diehl Metall Stiftung & Co. KG, Nippon Mining, Wickeder Group, Heraeus Inc., AMI Doduco, Inc., and other North American continuous strip and plating companies.

•
Performance Solutions provides engineered end-product technologies to our customers, including near-net shape and finished machined beryllium containing and non-beryllium containing products. These products and materials are used in applications that require high stiffness and/or low density due to their unique combination of properties. Performance Solutions provides beryllium metal and beryllium alloy components mainly to the aerospace and defense and energy end markets. Beryllium foil products are provided for radiographic and acoustic applications, beryllium oxide ceramics are provided for a wide range of heat sink and high temperature industrial applications, and our copper beryllium products meet the demanding strength and corrosion resistance specifications required for sub-sea telecommunication equipment. In addition, our engineering teams have developed several innovative non-beryllium materials to meet demanding wear resistance or strength-to-weight applications used in a variety of industries. Our ToughMetTM alloys provide extended life for industrial bushings and bearings and tremendous wear resistance in oil and gas rig components. Our SupremEXTM products offer the industry’s highest quality aluminum silicon carbide metal matrix composite formulation, well suited for a wide range of applications from high performance engine components and aerospace structural components to high-stiffness consumer electronic components. Direct competitors include IBC Advanced Alloys, NGK Metals, CBL Ceramics Limited, and CoorsTek, Inc.

PAC's products are primarily sold directly from its facilities throughout the United States, Asia, and Europe, as well as distributed internationally through a network of company-owned service centers, outside distributors, and agents.
Advanced Materials
Advanced Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms, high temperature braze materials, and ultra-pure wire. These products are used in micro-electromechanical systems and power management integrated circuits, radio frequency devices, storage, display, architectural glass, solar, optical coating, and other applications within the semiconductor, energy, and industrial end markets. Advanced Materials also has metal recovery operations and in-house refining that allow for the recycling of precious metals.
Advanced Materials products are sold directly from its facilities throughout the United States, Asia, and Europe, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Honeywell International, Inc., Praxair, Inc., Solar Applied Materials Technology Corp., Grikin, Solaris, Ametek Electronic Components and Packaging, and Tanaka Holding Co., Ltd., as well as a number of smaller regional and national suppliers.
The majority of the sales into the semiconductor end market from this segment are vapor deposition targets, lids, wire, other related precious and non-precious metal products, advanced chemicals, and other microelectronic applications. These materials are used in wireless, light-emitting diode, handheld devices, and other applications, as well as in a number of applications within the energy and industrial end markets. Since we are an up-front material supplier, changes in our semiconductor sales levels do not necessarily correspond to changes in the end-use consumer demand in the same period due to down-stream inventory positions, the time to develop and deploy new products, and manufacturing lead times and scheduling. While our product and market development efforts allow us to capture new applications, we may lose existing applications and customers from time to time due to the rapid change in technologies and other factors.
Precision Coatings
The Precision Coatings segment includes the following businesses:
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
Our products include precious and non-precious specialty metals, inorganic chemicals and powders, specialty coatings, specialty engineered beryllium and copper-based alloys, beryllium composites, ceramics, and engineered clad and plated metal systems.
We are constantly looking ahead to realign product and service portfolios toward the latest market and technology trends so that we are able to provide customers with an even broader scope of products, services, and specialized expertise. We believe we are an established leader in our markets.
Approximately 750 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. No single customer accounted for more than 10% of our total net sales for 2019.

Availability of Raw Materials
The principal raw materials we use are beryllium, aluminum, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. Ore reserve data can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The availability of these raw materials, as well as other materials used by us, is adequate and generally not dependent on any one supplier.
Patents and Licenses
We own patents, patent applications, and licenses relating to certain of our products and processes. While our rights under these patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.
Backlog
The backlog of unshipped orders as of December 31, 2019, 2018, and 2017 was $176.4 million, $266.0 million, and $204.0 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2019 will be filled over the next 18 months.
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
We use our investor relations website, https://investor.materion.com/, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via this website. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
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
A substantial number of our customers are in the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. Each of these end markets is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, strength or weakness of the U.S. dollar, the strength of the semiconductor, automotive electronics, and oil and gas industries, the rate of construction of telecommunications infrastructure equipment, and government spending on defense.
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
In 2019, 17% of our value-added sales was derived from sales to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.

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
Further, we maintain some precious metals and copper on a consigned inventory basis. The owners of the precious metals and copper charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price or the consignment fee of precious metals and/or copper could increase our financing costs, which would increase our operating costs.

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
While we maintain controls to prevent theft, including physical security measures, if our controls do not operate effectively or are designed ineffectively, our profitability could be adversely affected, including any charges that we might incur as a result of the shortage of our inventory and by costs associated with increased security, preventative measures, and insurance.
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
In 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company froze the pay and service amounts used to calculate the pension benefits for active participants as of January 1, 2020. The Company has defined benefit pension plans in other non-U.S. locations. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets would increase funding requirements and expenses and may adversely impact our results of operations.
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
We sell to customers outside of the United States from our United States and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 37% in 2019, 40% in 2018, and 44% in 2017 of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:

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
•fluctuations in currency exchange rates; and

•
disruptions in our business or the businesses of our suppliers or customers due to cyber security incidents, public health concerns (including viral outbreaks, such as the coronavirus) or natural disasters.

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
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2019, we had one CBD case outstanding.
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
We are subject to a variety of governmental regulations relating to the environment, including those relating to our handling of hazardous materials and air and wastewater emissions. Some environmental laws impose substantial penalties for non-compliance. Others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, impose strict, retroactive, and joint and several liability upon entities responsible for releases of hazardous substances. Bertrandite ore mining is also subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability. Future requirements could impose on us significant additional costs or obligations with respect to our extraction, milling, and processing of ore. If we fail to comply with present and future environmental laws and regulations, we could be subject to liabilities or our operations could be interrupted. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our bertrandite ore deposits. These environmental laws and regulations could also require us to acquire costly equipment, obtain additional financial assurance, or incur other significant expenses in connection with our business, which would increase our costs of production.
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
In the conduct of our business, we collect, use, transmit, store, and report data on information systems and interact with customers, vendors, and employees. Increased global information technology (IT) security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to customer viruses, cyber-attacks, security breaches caused by employee error or malfeasance, or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets. In addition, we could be subject to legal claims or proceedings and/or liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees, or other parties is misappropriated from our computer systems.
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
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2019, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2019, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,130
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/63,223
Alzenau, Germany (2)	Leased	136,433
Bloomfield, Connecticut (3)	Leased	44,800
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	97,000
Delta, Utah (1)	Owned	100,836
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Fremont, California (1)	Leased	40,000
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	130,000/26,451
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned	98,750
Reading, Pennsylvania (1)	Owned	128,863
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,743
Taoyuan City, Taiwan (2)	Leased	32,523
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	53,000
Wheatfield, New York (2)	Owned	35,000
Windsor, Connecticut (3)	Leased	34,700
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,500
Maastricht, The Netherlands (2)	Leased	450
Seoul, Korea (2)	Leased	13,654
Stuttgart, Germany (1)	Leased	24,800
Tokyo, Japan (1)	Leased	7,200
Warren, Michigan (1)	Leased	34,500

(1)	PAC

(2)	Advanced Materials

(3)	Precision Coatings

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

Beryllium Claims
As of December 31, 2019, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. In 2019, one new beryllium case was filed. In Ronald Dwayne Manning v. Arconic Inc. et al., case number 19CI000219, filed in the Superior Court of the State of California, Tehama County, the Company is one of four named defendants and 120 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products during his employment as an auto mechanic, welder, sprinkler installer, and movie projector operator, and asserts claims for negligence, strict liability, fraudulent concealment, and breach of implied warranties. The plaintiff seeks economic damages, non-economic damages, consequential damages, and punitive damages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

The Company has insurance coverage, which may respond, subject to an annual deductible.
The Company was one of six defendants in a case filed on April 7, 2015 in the Superior Court of the State of California, Los Angeles County, titled Godoy et al. v. The Argen Corporation et al., BC578085. This was a survival and wrongful death complaint. The complaint alleged that the decedent worked at H. Kramer & Co. in California and alleged that he worked as a dental lab technician at various dental labs in California, and that he suffered from CBD and other injuries as a result of grinding, melting and handling beryllium-containing products. The complaint alleged causes of action for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, and breach of implied warranties. Plaintiffs other than the personal representative of the decedent sought compensatory damages. The survival action brought by the decedent's designated personal representative sought all damages sustained by decedent that he would have been entitled to recover had he lived, including punitive damages. The Company filed a demurrer on May 29, 2015. At a hearing on September 29, 2015, the court granted the demurrer, dismissing all claims against the Company, without leave to amend the complaint. On February 3, 2016, the plaintiffs filed a notice of appeal. On June 23, 2016, the California Supreme Court in a case titled Ramos v. Brenntag Specialties, 2016 WL 3435777, issued a unanimous opinion disapproving the case precedent upon which the Company's successful demurrer had been based. Based on this decision, the parties stipulated that the judgment entered in favor of the defendants be reversed and the matter remanded to the trial court for further proceedings. On July 30, 2018, the trial court granted summary adjudication in favor of all defendants on the survival action on the ground that the action was barred by the statute of limitations. On August 7, 2018, the Company filed a Notice of Entry of Order Granting Summary Adjudication in Favor of Defendants on Plaintiffs' Survival Action. The entry of this Order by the trial court eliminated the punitive damages claim from the action. Trial in the Godoy case, which was originally scheduled for March 12, 2019, was continued to September 4, 2019. In 2019, the Company settled this matter for an immaterial amount, and the case was dismissed.

Item 4.	MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Form 10-K.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of February 3, 2020, there were 745 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
September 28 through November 1, 2019	—	$—	—	$15,081,991
November 2 through November 29, 2019	230	59.50	—	15,081,991
November 30 through December 31, 2019	—	—	—	15,081,991
Total	230	$59.50	—	$15,081,991

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)
On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2019, we did not repurchase any shares under this program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

	2015	2016	2017	2018	2019
Materion Corporation	$120	$172	$214	$199	$265
Russell 2000	162	196	225	200	251
S&P SmallCap 600	170	215	244	223	273
S&P SmallCap 600 - Materials	127	196	216	168	202
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2014 and that all applicable dividends were reinvested.

Item 6.	SELECTED FINANCIAL DATA
Materion Corporation and Subsidiaries

(Thousands except per share data)	2019	2018	2017	2016	2015
For the year
Net sales	$1,185,424	$1,207,815	$1,139,447	$969,236	$1,025,272
Income before income taxes(1)	61,990	16,342	36,396	25,315	42,818
Income tax expense (benefit)(2)	11,330	(4,504)	24,945	(425)	10,660
Net income	50,660	20,846	11,451	25,740	32,158
Earnings per share of common stock:
Basic	2.49	1.03	0.57	1.29	1.60
Diluted	2.45	1.01	0.56	1.27	1.58
Dividends per share of common stock	0.435	0.415	0.395	0.375	0.355
Depreciation, depletion, and amortization	41,116	35,524	42,751	45,651	37,817
Capital expenditures	24,251	27,702	27,516	27,177	29,505
Mine development expenditures	2,277	6,558	1,560	9,861	22,585
Year-end position
Net current assets	$369,547	$299,573	$283,834	$254,907	$249,616
Ratio of current assets to current liabilities	4.0 to 1	3.1 to 1	3.2 to 1	3.8 to 1	3.6 to 1
Property, plant, and equipment:
At cost	916,965	898,251	891,789	861,267	833,834
Cost less depreciation, depletion, and amortization	232,276	251,018	255,578	252,631	263,629
Total assets	852,670	800,341	791,084	741,298	742,293
Long-term liabilities(3)	112,432	101,401	161,097	150,853	157,182
Long-term debt	1,260	2,066	2,827	3,605	4,276
Shareholders’ equity	610,677	553,906	494,981	494,089	482,957
(1) Income before income taxes for 2019 includes a non-cash impairment charge of $14.1 million. For additional information, refer to Note L of the Consolidated Financial Statements. Income before income taxes for 2018 includes pension settlement charges totaling $41.4 million. For additional information, refer to Note N of the Consolidated Financial Statements.
(2) Income tax expense (benefit) includes the impact of the Tax Cuts and Jobs Act (TCJA) signed into law on December 22, 2017 totaling expense of $17.1 million and a benefit of $11.1 million in 2017 and 2018, respectively. For additional information, refer to Note G of the Consolidated Financial Statements.
(3) Long-term liabilities include long-term obligations relating to Retirement and post-employment benefits, Unearned income, Operating lease liabilities, Finance lease liabilities, and Other long-term liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center.
RESULTS OF OPERATIONS

(Thousands except per share data)	2019	2018	2017
Net sales	$1,185,424	$1,207,815	$1,139,447
Value-added sales	733,689	738,958	677,697
Gross margin	259,144	251,105	212,829
Gross margin as a % of Value-added sales	35%	34%	31%
Selling, general, and administrative (SG&A) expense	147,164	153,489	144,280
SG&A expense as a % of Value-added sales	20%	21%	21%
Research and development (R&D) expense	18,271	15,187	13,981
R&D expense as a % of Value-added sales	2%	2%	2%
Goodwill impairment charges	11,560	—	—
Asset impairment charges	2,581	—	—
Restructuring expense	785	5,599	644
Other — net	11,783	15,334	13,893
Operating profit	67,000	61,496	40,031
Other non-operating expense — net	3,431	42,683	1,452
Interest expense — net	1,579	2,471	2,183
Income before income taxes	61,990	16,342	36,396
Income tax expense (benefit)	11,330	(4,504)	24,945
Net income	50,660	20,846	11,451

Diluted earnings per share	2.45	1.01	0.56
2019 Compared to 2018
Net sales of $1,185.4 million in 2019 decreased $22.4 million from $1,207.8 million in 2018. Net sales in the Advanced Materials segment decreased $12.9 million due to the lower mix of precious metal-containing products and the mix of customer-supplied material. In addition, net sales in the Precision Coatings segment declined $9.1 million driven by lower sales of blood glucose test strip products. These changes more than offset the favorable impact of precious metal and copper prices, which increased net sales in 2019 by approximately $35.4 million.
Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $733.7 million in 2019 were down 1% compared to 2018. The reduction in value-added sales was due to lower demand in the automotive, telecom and data center, consumer electronics, and semiconductor end markets, partially offset by increased value-added sales into the aerospace and defense end market.
Gross margin was $259.1 million in 2019, or a 3% increase from the $251.1 million gross margin recorded in 2018. Gross margin expressed as a percentage of value-added sales increased to 35% in 2019 from 34% in 2018. The increase in gross margin was primarily due to commercial and manufacturing performance improvements.
SG&A expenses totaled $147.2 million in 2019 as compared to $153.5 million in 2018. The decrease in SG&A expenses was primarily driven by lower variable expenses related to financial targets. Expressed as a percentage of value-added sales, SG&A expenses were 20% and 21% in 2019 and 2018, respectively.
R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was $18.3 million, an increase of 20% compared to 2018 and increased to 2.5% as a percentage of value-added sales in 2019. The increase in R&D expense reflects additional investment in new product and application development.
Goodwill and Asset impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Coatings segment. Refer to Note L to the Consolidated Financial Statements for additional discussion.
Restructuring expense consists primarily of cost reduction actions taken in order to align costs with commensurate business levels. These actions are generally accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. In 2019, we recorded $0.8 million of expenses related to restructuring actions taken in Large Area Coatings (a reporting unit in the Precision Coatings segment) and the Other segment. In 2018, we recorded $5.6 million of expenses related to restructuring actions taken in our Advanced Materials segment. Refer to Note D to the Consolidated Financial Statements for additional discussion.
Other-net totaled expense of $11.8 million and $15.3 million in 2019 and 2018, respectively. In 2019, metal consignment fees, amortization of intangible assets, and foreign currency losses decreased $1.8 million, $0.9 million, and $0.8 million, respectively. Refer to Note E of the Consolidated Financial Statements for the major components of Other-net.
Other non-operating expense-net includes components of pension and post-retirement expense other than service costs. In 2019, other non-operating expense-net included a non-cash pre-tax pension curtailment charge of $3.3 million associated with the pension plan amendment to freeze the pay and service amounts used to calculate pension benefits effective December 31, 2019. In 2018, other non-operating expense included $41.4 million in pension settlements, primarily related to the purchase of a group annuity contract to relieve the Company of responsibility for certain pension benefit obligations. Refer to Note N of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $1.6 million in 2019 and $2.5 million in 2018. The decrease in interest expense in 2019 compared to 2018 is primarily due to interest income on investments held in money market accounts.
Income tax expense (benefit) for 2019 was $11.3 million of expense versus a benefit of $4.5 million in 2018. The impact of the TCJA was the primary factor for the tax benefit in 2018. The effects of percentage depletion, excess tax benefits from equity compensation, and the foreign derived intangible income deduction were the primary factors for the difference between the effective and statutory tax rates in 2019. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results for 2018 compared to 2017.
Segment Disclosures
The Company consists of four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Alloys and Composites

(Thousands)	2019	2018	2017
Net sales	$500,201	$500,590	$429,442
Value-added sales	428,084	425,471	363,465
Operating profit	70,652	58,832	21,978

2019 Compared to 2018
Net sales from the Performance Alloys and Composites segment of $500.2 million in 2019 were flat compared to 2018. In addition, the change in precious metal and copper prices was not material.
Value-added sales of $428.1 million in 2019 were 1% higher than value-added sales of $425.5 million in 2018. The increase in value-added sales was primarily driven by application wins and strong demand in the aerospace and defense end market, partially offset by reduced value-added sales into the automotive end market driven by softer demand in Europe and Asia.
Performance Alloys and Composites generated operating profit of $70.7 million, or 17% of value-added sales, in 2019 as compared to $58.8 million, or 14% of value-added sales, in 2018. Operating profit in 2019 was favorably impacted by favorable product mix and improved manufacturing performance.

Advanced Materials

(Thousands)	2019	2018	2017
Net sales	$573,763	$586,643	$590,789
Value-added sales	224,254	223,714	228,062
Operating profit	24,740	17,651	32,763
2019 Compared to 2018
Net sales from the Advanced Materials segment of $573.8 million in 2019 were 2% lower than net sales of $586.6 million in 2018. The decline in net sales was due to the lower mix of precious metal-containing products and the mix of customer-supplied material, partially offset by the impact of favorable pass-through metal prices of $33.0 million.
Value-added sales of $224.3 million increased slightly compared to value-added sales of $223.7 million in 2018.
Advanced Materials generated operating profit of $24.7 million in 2019, compared to $17.7 million in 2018. Increased operating profit in 2019, compared to 2018, was the result of cost savings realized primarily from restructuring actions taken in 2018, which included a $5.6 million restructuring charge, partially offset by unfavorable sales mix and reduced manufacturing yields.
Precision Coatings

(Thousands)	2019	2018	2017
Net sales	$111,460	$120,582	$119,216
Value-added sales	87,310	94,231	90,678
Operating (loss) profit	(3,550)	11,468	8,445

2019 Compared to 2018

Net sales from the Precision Coatings segment of $111.5 million in 2019 decreased 8% compared to net sales of $120.6 million in 2018 primarily due to decreased sales volume, partially offset by a $5.8 million favorable impact of pass-through precious metal prices.

Value-added sales of $87.3 million in 2019 decreased 7% compared to value-added sales of $94.2 million in 2018. The decrease was driven by reduced value-added sales related to blood glucose test trip products, partially offset by increased value-added sales of $1.5 million into the industrial end market.

The Precision Coatings segment generated operating loss of $3.6 million in 2019, compared to an operating profit of $11.5 million in 2018. The decrease in operating profit was driven by a goodwill impairment charge of $11.6 million and an other assets impairment charge of $2.6 million related to our Large Area Coatings (LAC) business, as well as $0.3 million of restructuring actions taken in 2019.
Other

(Thousands)	2019	2018	2017
Net sales	$—	$—	$—
Value-added sales	(5,959)	(4,458)	(4,508)
Operating loss	(24,842)	(26,455)	(23,155)

2019 Compared to 2018
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $24.8 million in 2019 decreased $1.7 million as compared to $26.5 million in 2018. As a percent of total Company value-added sales, corporate costs decreased to 3% in 2019 from 4% in 2018. The decrease in corporate costs in 2019 compared to 2018 is reflective of lower variable expenses related to financial targets.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2019, 2018, and 2017 is as follows:

(Thousands)	2019	2018	2017
Net sales
Performance Alloys and Composites	$500,201	$500,590	$429,442
Advanced Materials	573,763	586,643	590,789
Precision Coatings	111,460	120,582	119,216
Other	—	—	—
Total	$1,185,424	$1,207,815	$1,139,447

Less: pass-through metal costs
Performance Alloys and Composites	$72,117	$75,119	$65,977
Advanced Materials	349,509	362,929	362,727
Precision Coatings	24,150	26,351	28,538
Other	5,959	4,458	4,508
Total	$451,735	$468,857	$461,750

Value-added sales
Performance Alloys and Composites	$428,084	$425,471	$363,465
Advanced Materials	224,254	223,714	228,062
Precision Coatings	87,310	94,231	90,678
Other	(5,959)	(4,458)	(4,508)
Total	$733,689	$738,958	$677,697
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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2019	2018	2017
Net cash provided by operating activities	$99,222	$76,374	$67,795
Net cash (used in) investing activities	(26,484)	(33,828)	(43,358)
Net cash (used in) financing activities	(18,054)	(13,605)	(15,445)
Effects of exchange rate changes	(322)	(140)	1,388
Net change in cash and cash equivalents	$54,362	$28,801	$10,380
Net cash provided by operating activities totaled $99.2 million in 2019 versus $76.4 million in 2018. During 2019, we contributed $4.5 million to our domestic pension plan, compared to contributions of $42.0 million in 2018. Working capital requirements used cash of $18.5 million during 2019 compared to providing $5.8 million in 2018. Cash flows used in accounts receivable increased $16.7 million. Three-month trailing days sales outstanding (DSO) was approximately 47 days at December 31, 2019 versus 41 days at December 31, 2018. Inventory reduction initiatives generated a cash flow benefit of $24.0 million in 2019 compared to a benefit of $4.2 million in 2018, related primarily to our Performance Alloys and Composites business. Cash flows from accounts payable and accrued expenses used cash of approximately $18.6 million compared to providing $8.8 million in the prior year due to higher incentive compensation payments tied to improved financial performance. Price movements of precious and base metals are essentially passed to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize, our cash flow tends to stabilize as well.
Net cash used in investing activities was $26.5 million in 2019 compared to $33.8 million in 2018, reflecting lower levels of mine development and capital spending.
Net cash used in financing activities increased $4.5 million from 2018 primarily due to deferred financing fees recorded in 2019 related to our precious metal and credit agreements, as well as increased payments of withholding taxes for stock-based compensation awards.
Dividends per common share increased 5% to $0.435 per share in 2019. Total dividend payments to common shareholders were $8.9 million in 2019 and $8.4 million in 2018. In May 2019, the Board of Directors declared an increase in our quarterly dividend from $0.105 to $0.11 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At December 31, 2019, cash and cash equivalents held by our foreign operations totaled $15.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2019 and December 31, 2018 is as follows:

	December 31,
(Thousands)	2019	2018
Cash	$125,007	$70,645
Total outstanding debt	2,218	3,041
Net cash	122,789	67,604
Available borrowing capacity	$340,906	$275,488
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

In September 2019, we amended and restated the agreement governing our $375.0 million revolving credit facility (Credit Agreement). The maturity date of the Credit Agreement was extended from 2020 to 2024, and the Credit Agreement provides more favorable interest rates under certain circumstances. In addition, the Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets.

The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2019 and December 31, 2018. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.

Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $140.7 million as of December 31, 2019, compared to $133.9 million as of December 31, 2018, under the metal financing lines that expired on September 30, 2019. The availability is determined by Board approved levels and actual line capacity.
Contractual Obligations
A summary of payments to be made under long-term debt agreements, operating leases, significant capital leases, pension plan contributions, and material purchase commitments by year is as follows:

(Millions)	2020	2021	2022	2023	2024	There- after	Total
Total debt (1)	$0.9	$1.3	$—	$—	$—	$—	$2.2
Finance lease payments (2)	2.2	2.2	2.2	1.5	1.2	20.9	30.2
Interest payments on total debt (3)	0.1	—	—	—	—	—	0.1
Non-cancelable lease payments (4)	7.8	6.7	4.8	3.8	1.9	3.3	28.3
Pension plan contributions (5)	—	—	—	—	—	—	—
Other long-term liabilities (6)	1.0	2.7	0.4	0.6	0.6	0.6	5.9
Purchase obligations	5.7	0.6	0.3	0.5	0.5	—	7.6
Total	$17.7	$13.5	$7.7	$6.4	$4.2	$24.8	$74.3
(1)      Total debt relates to installment payments on our fixed rate industrial development revenue bonds that mature in 2021.
(2)     The finance lease payments include facilities relating to our Elmore, Ohio and Alzenau, Germany sites.
(3)     These amounts represent future interest payments related to our total debt.
(4)     The non-cancelable lease payments represent payments under operating leases with initial lease terms in excess of one year as of December 31, 2019.

(5)
Our domestic defined benefit pension plan is overfunded as of December 31, 2019. Contributions in future periods, if any, will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our contribution objectives, and other factors. We anticipate funding those contributions with cash on hand, cash generated from operations, or borrowings under our existing lines of credit. It is not practical to estimate the required contributions beyond 2020 at the present time.

(6)
Other long-term liabilities include environmental remediation costs. We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $5.9 million at December 31, 2019 and $6.5 million at December 31, 2018.

Environmental projects tend to be long term, and the associated payments are typically made over a number of years. Refer to Note R to the Consolidated Financial Statements for further discussion.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $309.3 million as of December 31, 2019 versus $316.1 million as of December 31, 2018. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2019 and December 31, 2018. Refer to Note I for additional information.

ORE RESERVES

We have proven and probable reserves of beryllium-bearing bertrandite ore in Juab County, Utah. We own approximately 90 percent of the proven reserves, with the remaining reserves leased from the State of Utah. We augment our proven reserves of bertrandite ore through the purchase of imported beryl ore from time to time. This beryl ore, which is approximately four percent beryllium, is also processed at the Utah extraction facility. Approximately 90 percent of the beryllium in ore is recovered in the extraction process. Estimating the quantity and/or grade of ore reserves requires the size, shape, and depth of ore bodies to be determined by analyzing geological data such as drilling samples. Economic assumptions used to estimate reserves change from period to period, and as additional geological and operational data is generated during the course of operations, estimates of reserves may change from period to period.
The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling, (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established, and (c) the ore is commercially recoverable through open-pit methods.
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

	Proven	Probable	Total
As of December 31, 2019
Tonnage (in thousands)	7,851	962	8,813
Grade (% beryllium)	0.246%	0.258%	0.248%
Beryllium pounds (in millions)	38.67	4.97	43.64

As of December 31, 2018
Tonnage (in thousands)	8,047	945	8,992
Grade (% beryllium)	0.248%	0.257%	0.249%
Beryllium pounds (in millions)	39.96	4.85	44.81

Based upon average production levels in recent years and our near-term production forecasts, proven and probable reserves would last a minimum of seventy-five years. The table below details our production of beryllium at our Utah location.

(Thousands of Pounds of Beryllium)	2019	2018	2017	2016	2015
Domestic ore	358	368	326	339	439
Purchased ore	3	—	12	23	26
Unyielded total	361	368	338	362	465
Annual yield	90%	88%	88%	88%	89%
Beryllium produced	324	324	296	318	412
% of mill capacity	50%	50%	47%	42%	55%

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. The following policies are considered by management to be critical because adherence to these policies relies significantly upon our judgment.
Revenue Recognition
Net sales consist primarily of revenue from the sale of precious and non-precious specialty metals, beryllium and copper-based alloys, beryllium composites, and other products into numerous end markets. The Company requires an agreement with a customer that creates enforceable rights and performance obligations. We recognize revenue, in an amount that reflects the consideration to which the Company expects to be entitled, when we satisfy a performance obligation by transferring control of a product to the customer. The core principle of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 is supported by five steps which are outlined below with management's judgment in applying each.
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
Certain of the Company’s contracts with customers may contain multiple performance obligations. As a result, management utilizes judgment to determine the appropriate accounting, including whether multiple promised products or services in a contract should be accounted for separately or as a group, how the consideration should be allocated among the performance obligations, and when to recognize revenue upon satisfaction of the performance obligations.
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
Unearned revenue is recorded cash consideration from customers in advance of the shipment of the goods, which is a liability on our Consolidated Balance Sheets. This contract liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the Company has transferred control of the product to the customer. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid relating to contracts with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. Refer to Note C of the Consolidated Financial Statements for additional details on our contract balances.
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
Non-employee claims for chronic beryllium disease (CBD) are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2019 and 2018, defense and indemnity costs were less than the deductible.

Pensions
The annual net periodic expense and benefit obligations related to the Company's defined benefit plans are determined on an actuarial basis. This determination requires critical assumptions regarding the discount rate, long-term rate of return on plan assets, increases in compensation levels, and amortization periods for actuarial gains and losses. Assumptions are determined based on Company data and appropriate market indicators and are evaluated each year as of the plans' measurement date. Changes in the assumptions to reflect actual experience, as well as the amortization of actuarial gains and losses, could result in a material change in the annual net periodic expense and benefit obligations reported in the financial statements.
Beginning in 2017, the Company has elected to use a spot-rate approach to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. The spot-rate approach applies separate discount rates (along the yield curve) for each projected benefit payment in the calculation.
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we used an expected rate of return on plan assets assumption of 6.25% at December 31, 2019 and 6.75% at December 31, 2018. This assumption is reflective of management’s view of the long-term returns in the marketplace, as well as changes in risk profiles and available investments. Should the assets earn an average return less than the expected return assumption over time, in all likelihood the future pension expense would increase.
The impact of a change in the discount rate or expected rate of return assumption on pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2020 projected pension expense approximately $31 thousand. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2020 projected pension expense by approximately $0.4 million.
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

We had valuation allowances of $17.7 million and $15.9 million associated with certain federal, state, and foreign deferred tax assets as of year-end 2019 and 2018, respectively, primarily for net operating loss carryforwards.
Refer to Note G of the Consolidated Financial Statements for additional deferred tax details.
Precious Metal Physical Inventory Counts
We take and record the results of a physical inventory count of our precious metals on a quarterly basis. Our precious metal operations include a refinery that processes precious metal-containing scrap and other materials from our customers, as well as our own internally generated scrap. We also outsource portions of our refining requirements to other vendors, particularly those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from our refine vendors, and other factors. The resulting calculated weight of the precious metals in our refine operations may differ, in either direction, from what our records indicate that we should have on hand, which would then result in an adjustment to our pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
Impairment of Goodwill and Long-Lived Assets
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducted its annual goodwill impairment assessment as of the first day of the fourth quarter.
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Advanced Materials segment totaled $50.2 million as of December 31, 2019. Within the Precision Coatings segment, goodwill totaled $26.9 million, with $17.8 million and $9.1 million relating to the Precision Optics and LAC reporting units, respectively, as of December 31, 2019. The remaining $1.9 million is related to the Performance Alloys and Composites segment.
For the purpose of the goodwill impairment assessment, we have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. At the September 28, 2019 annual assessment date, we opted to perform a "step zero" qualitative assessment for each of our reporting units. The results of the step zero indicated that no goodwill impairment existed. However, as further described in the subsequent paragraph, the Company performed an interim impairment analysis for the LAC reporting unit in the third quarter of 2019.
As of September 29, 2018, the Company determined that the fair value of the LAC reporting unit exceeded the carrying value by approximately 50 percent, which indicated no impairment at that time. The sales growth assumption for the LAC reporting unit was based on expected future orders. A key input into our valuation analysis is our sales growth assumptions, which can be impacted by increased competition, pricing pressures, and contract negotiations with new and existing customers. These factors impact both the timing and magnitude of sales of our products. Precious metal prices, particularly palladium used by our LAC reporting unit and its customer base, have fluctuated significantly in recent years. Palladium price movements have increased competitive pricing pressure in the LAC business. The key risk with precious metal pricing volatility is the possibility that rising prices could deter our customers from purchasing our products, which would adversely affect our net sales and operating profit.
During the third quarter of 2019, we began to experience a decline in sales volume with a significant customer. Based on an assessment that the decline in sales volume was expected to continue, the Company initiated a restructuring plan at the end of September to reduce the LAC reporting unit’s cost structure. The Company considered these factors to be impairment indicators. As a result, the Company performed an interim impairment analysis as of September 27, 2019 related to the LAC reporting unit. The Company first reviewed long-lived assets, which resulted in an impairment charge of $2.6 million in the third quarter of 2019. The Company then performed a "step one" quantitative interim goodwill impairment test.
In the step one test, we estimated the fair value of the LAC reporting unit using a discounted cash flow (DCF) model. We prepared an operating forecast, which included several assumptions including future sales growth from new products and applications, as well as assumptions regarding future industry-specific market conditions, capital expenditures, and working capital changes. This forecast was reviewed and approved by management and served as the basis for the assumptions used in the DCF model. The DCF model included five years of forecasted cash flows from this process, plus cash flows projected to be generated from the end of the forecasted period into perpetuity. In addition to the estimate of future cash flows, other significant estimates involved in the determination of fair value of the reporting unit were the discount rate and growth rate used in the DCF model. The discount rate used in the DCF model considered market and industry data as well as a specific risk premium. The growth rate for the purpose of calculating cash flows through perpetuity was set after the forecasted period.
As a result of this analysis, we recorded an $11.6 million impairment charge in the third quarter of 2019. These non-cash charges were recorded in Goodwill impairment charges and Asset impairment charges in the Consolidated Statements of Income. The remaining balance of goodwill for the LAC reporting unit as of December 31, 2019 is $9.1 million. The Company may determine in connection with future impairment tests that some or all of the remaining carrying value of the LAC reporting unit's goodwill balance may be impaired.

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
We are charged a consignment fee by the financial institutions that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2019, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $1.7 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts whose terms match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2019, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2019, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately

$0.1 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2019, 2018, or 2017 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances. We may also be exposed to changes in interest rates if we incur future borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. There were no interest rate derivatives outstanding as of December 31, 2019. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $42.0 million as of December 31, 2019. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2019 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2019 would reduce pre-tax profits by approximately $4.2 million in 2019. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements, or the translation effects on any other foreign currency denominated income statement or balance sheet item.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure with any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2019. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Materion Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
ASU No. 2016-02
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reconciliation of Precious Metals Consignment Inventory
Description of the matter
At December 31, 2019, the notional value of the Company’s off-balance sheet precious metals was $309.3 million. As discussed in Note I to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
Auditing the reconciliation of precious metals consignment inventory is complex due to the highly detailed nature of the inventory reconciliation and the amount of information that is obtained from third parties. A physical inventory is performed by the Company on a quarterly basis to verify the existence of inventory. The precious metals inventory reconciliation includes estimates based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from refine vendors, and other factors. The reconciliation of precious metals consignment inventory presents the resulting calculated weight of the precious metals generated from these estimates within the Company’s refine operations. This calculated weight may differ, from what the Company’s records indicate should be on hand, which would then result in an adjustment to pre-tax income.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s reconciliation of the precious metals consignment inventory processes. This included controls over management's review of the significant inputs into and underlying the reconciliation.
To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the significant assumptions and data used to estimate the total value of the precious metal which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31 2019, evaluated the underlying data used in the reconciliation, and confirmed the consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from their refine vendors, and other factors and assessed the historical accuracy of management’s analysis to evaluate the assumptions that were most significant to the calculated weight of the precious metal inventory.

Quantitative Impairment Assessment of Large Area Coatings Goodwill
Description of the matter
As discussed in Note L to the consolidated financial statements, during third quarter of 2019, the Large Area Coatings (LAC) reporting unit began to experience a decline in sales volume from a significant customer and initiated a restructuring plan. The Company considered these factors to be impairment indicators and as a result the Company performed a quantitative goodwill impairment analysis utilizing a discounted cash flow analysis to determine the fair value of the reporting unit. As a result, the Company recognized a $11.6 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of the reporting unit.
Auditing the interim quantitative impairment assessment of the LAC reporting unit is complex as the income approach requires the Company to make assumptions and estimates regarding future market conditions, growth rates, capital expenditures, and working capital changes. The fair value of the reporting unit is based on a number of subjective factors including; consideration of valuation approaches, consideration of the Company’s business outlook, and assumptions regarding the weighted average cost of capital (discount rate), annual growth rates, terminal growth rate and estimated future cash flows.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s quantitative goodwill impairment process to determine the fair value of the LAC reporting unit and measure the goodwill impairment. This included controls over management's review of the significant assumptions underlying the fair value determination.
To test the estimated fair value of the LAC reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our specialist to assist in the evaluation of the forecast assumptions (e.g. annual growth rates, weighted average cost of capital (WACC), and terminal growth rate) used in the assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1958, but we are unable to determine the specific year.
Cleveland, Ohio
February 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation

Opinion on Internal Control over Financial Reporting

We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 13, 2020

Materion Corporation and Subsidiaries
Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Income

(Thousands except per share amounts)	2019	2018	2017
Net sales	$1,185,424	$1,207,815	$1,139,447
Cost of sales	926,280	956,710	926,618
Gross margin	259,144	251,105	212,829
Selling, general, and administrative expense	147,164	153,489	144,280
Research and development expense	18,271	15,187	13,981
Goodwill impairment charges (Note L)	11,560	—	—
Asset impairment charges (Note L)	2,581	—	—
Restructuring expense (Note D)	785	5,599	644
Other — net (Note E)	11,783	15,334	13,893
Operating profit	67,000	61,496	40,031
Other non-operating expense — net (Note N)	3,431	42,683	1,452
Interest expense — net (Note F)	1,579	2,471	2,183
Income before income taxes	61,990	16,342	36,396
Income tax expense (benefit) (Note G)	11,330	(4,504)	24,945
Net income	$50,660	$20,846	$11,451
Basic earnings per share:
Net income per share of common stock	$2.49	$1.03	$0.57
Diluted earnings per share:
Net income per share of common stock	$2.45	$1.01	$0.56

Weighted-average number of shares of common stock outstanding:
Basic	20,365	20,212	20,027
Diluted	20,655	20,613	20,415

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income (Loss)

(Thousands)	2019	2018	2017
Net income	$50,660	$20,846	$11,451
Other comprehensive income:
Foreign currency translation adjustment	(421)	(484)	1,552
Derivative and hedging activity, net of tax benefit (expense) of $5, $672, and ($271)	(4)	138	(1,074)
Pension and post-employment benefit adjustment, net of tax (expense) of ($4,741), ($13,300), and ($13,820)	13,197	45,049	(17,234)
Other comprehensive income (loss)	12,772	44,703	(16,756)
Comprehensive income (loss)	$63,432	$65,549	$(5,305)

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows

(Thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$50,660	$20,846	$11,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	41,116	35,524	42,751
Amortization of deferred financing costs in interest expense	962	1,009	919
Stock-based compensation expense (non-cash)	7,170	5,313	4,957
Amortization of pension and post-retirement costs	386	5,551	4,865
Loss on sale of property, plant, and equipment	344	518	234
Deferred income tax expense (benefit)	2,584	(1,318)	20,256
Impairment charges	14,141	—	—
Net pension curtailments and settlements	3,328	41,406	—
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(23,933)	(7,219)	(18,484)
Decrease (increase) in inventory	24,031	4,234	(9,462)
Decrease (increase) in prepaid and other current assets	1,418	1,162	(11,606)
Increase (decrease) in accounts payable and accrued expenses	(18,575)	8,820	34,433
Increase (decrease) in unearned revenue	(2,538)	477	4,336
Increase (decrease) in interest and taxes payable	(805)	435	(514)
Domestic pension plan contributions	(4,500)	(42,000)	(16,000)
Other — net	3,433	1,616	(341)
Net cash provided by operating activities	99,222	76,374	67,795
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(24,251)	(27,702)	(27,516)
Payments for mine development	(2,277)	(6,558)	(1,560)
Payments for acquisition	—	—	(16,504)
Proceeds from sale of property, plant, and equipment	44	432	2,222
Net cash used in investing activities	(26,484)	(33,828)	(43,358)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	55,000
Repayment of long-term debt	(823)	(777)	(55,797)
Principal payments under finance lease obligations	(1,200)	(861)	(843)
Cash dividends paid	(8,856)	(8,389)	(7,913)
Deferred financing costs	(2,130)	—	(300)
Repurchase of common stock	(199)	(422)	(1,086)
Payments of withholding taxes for stock-based compensation awards	(4,846)	(3,156)	(4,506)
Net cash used in financing activities	(18,054)	(13,605)	(15,445)
Effects of exchange rate changes	(322)	(140)	1,388
Net change in cash and cash equivalents	54,362	28,801	10,380
Cash and cash equivalents at beginning of period	70,645	41,844	31,464
Cash and cash equivalents at end of period	$125,007	$70,645	$41,844
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2019 and 2018
Consolidated Balance Sheets

(Thousands)	2019	2018
Assets
Current assets
Cash and cash equivalents (Note A)	$125,007	$70,645
Accounts receivable (Note A)	154,751	130,538
Inventories, net (Notes A and I)	190,390	214,871
Prepaid and other current assets	21,839	23,299
Total current assets	491,987	439,353
Deferred income taxes (Notes A and G)	1,666	5,616
Property, plant, and equipment (Notes A and J)	916,965	898,251
Less allowances for depreciation, depletion, and amortization	(684,689)	(647,233)
Property, plant, and equipment — net	232,276	251,018
Operating lease, right-of-use asset (Note K)	23,413	—
Intangible assets (Notes A and L)	6,380	6,461
Other assets (Note N)	17,937	7,236
Goodwill (Notes A and L)	79,011	90,657
Total Assets	$852,670	$800,341

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note M)	$868	$823
Accounts payable	43,206	49,622
Salaries and wages	41,167	47,501
Other liabilities and accrued items	32,477	33,301
Income taxes (Notes A and G)	1,342	2,615
Unearned revenue	3,380	5,918
Total current liabilities	122,440	139,780
Other long-term liabilities	11,560	14,764
Operating lease liabilities (Note K)	18,091	—
Finance lease liabilities (Note K)	17,424	15,221
Retirement and post-employment benefits (Note N)	32,466	38,853
Unearned income (Notes A and J)	32,891	32,563
Long-term income taxes (Notes A and G)	3,451	2,993
Deferred income taxes (Notes A and G)	2,410	195
Long-term debt (Note M)	1,260	2,066
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2019 and 2018)	249,674	234,704
Retained earnings	589,888	548,374
Common stock in treasury (6,744 shares for 2019 and 6,906 shares for 2018)	(186,845)	(175,426)
Accumulated other comprehensive loss (Note O)	(45,462)	(58,234)
Other equity	3,422	4,488
Total shareholders’ equity	610,677	553,906
Total Liabilities and Shareholders’ Equity	$852,670	$800,341

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at January 1, 2017	19,949	7,200	$212,702	$517,903	$(154,399)	$(86,181)	$4,064	$494,089
Net income	—	—	—	11,451	—	—	—	11,451
Other comprehensive income (loss)	—	—	—	—	—	(2,081)	—	(2,081)
Tax Cuts and Jobs Act Reclassification	—	—	—	14,675	—	(14,675)	—	—
Cash dividends declared ($0.395 per share)	—	—	—	(7,913)	—	—	—	(7,913)
Stock-based compensation activity	296	(296)	10,750	—	(5,794)	—	—	4,956
Payments for withholding taxes for stock-based compensation awards	(108)	108	—	—	(4,506)	—	—	(4,506)
Repurchase of shares	(32)	32	—	—	(1,086)	—	—	(1,086)
Directors' deferred compensation	2	(2)	32	—	(343)	—	382	71
Balance at December 31, 2017	20,107	7,042	$223,484	$536,116	$(166,128)	$(102,937)	$4,446	$494,981
Net income	—	—	—	20,846	—	—	—	20,846
Other comprehensive income (loss)	—	—	—	—	—	2,722	—	2,722
Net pension curtailments and settlements	—	—	—	—	—	41,406	—	41,406
Tax Cuts and Jobs Act Reclassification	—	—	—	(575)	—	575	—	—
Cumulative effect of accounting change	—	—	—	425	—	—	—	425
Cash dividends declared ($0.415 per share)	—	—	—	(8,389)	—	—	—	(8,389)
Stock-based compensation activity	202	(203)	11,131	(49)	(5,768)	—	—	5,314
Payments for withholding taxes for stock-based compensation awards	(60)	60	—	—	(3,156)	—	—	(3,156)
Repurchase of shares	(10)	10	—	—	(422)	—	—	(422)
Directors’ deferred compensation	3	(3)	89	—	48	—	42	179
Balance at December 31, 2018	20,242	6,906	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906
Net income	—	—	—	50,660	—	—	—	50,660
Other comprehensive income (loss)	—	—	—	—	—	9,444	—	9,444
Net pension curtailments and settlements	—	—	—	—	—	3,328	—	3,328
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.435 per share)	—	—	—	(8,856)	—	—	—	(8,856)
Stock-based compensation activity	252	(252)	14,876	(111)	(7,595)	—	—	7,170
Payments for withholding taxes for stock-based compensation awards	(89)	89	—	—	(4,846)	—	—	(4,846)
Repurchase of shares	(5)	5	—	—	(199)	—	—	(199)
Directors’ deferred compensation	4	(4)	94	—	1,221	—	(1,066)	249
Balance at December 31, 2019	20,404	6,744	$249,674	$589,888	$(186,845)	$(45,462)	$3,422	$610,677

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
(Dollars in thousands)
Organization:  Materion Corporation (the Company) is a holding company with subsidiaries that have operations in the United States, Europe, and Asia. These operations manufacture advanced engineered materials used in a variety of end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center. The Company has four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Coatings, and Other. Other includes unallocated corporate costs.
Refer to Note B for additional segment details. The Company is vertically integrated and distributes its products through a combination of company-owned facilities and independent distributors and agents.
Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2019. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2019, the Company had $104.5 million of cash equivalents invested in institutional money market funds. The carrying value of the money market funds approximates fair value due to their short-term maturities.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. The allowance for doubtful accounts was $392 and $616 at December 31, 2019 and 2018, respectfully. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
Inventories:  Inventories are stated at the lower of cost or net realizable value. The cost of the majority of domestic inventories is determined using the last-in, first-out (LIFO) method to reflect a better matching of costs and revenues. The remaining inventories are stated principally at average costs. Inventories valued on the LIFO cost method were approximately 45% and 57% of inventories in 2019 and 2018, respectively.
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

An asset acquired under a finance lease will be recorded at the lesser of the present value of the projected lease payments or the fair value of the asset and will be depreciated in accordance with the above schedule. Leasehold improvements will be depreciated over the life of the improvement if it is shorter than the life of the lease. Repair and maintenance costs are expensed as incurred.
Mineral Resources and Mine Development: Property acquisition costs are capitalized as mineral resources on the balance sheet and are depleted using the units-of-production method based upon total estimated recoverable proven reserves of the beryllium-

bearing bertrandite ore body. The Company uses beryllium pounds as the unit of accounting measure, and depletion expense is recorded on a pro-rata basis based upon the amount of beryllium pounds extracted as a percentage of total estimated beryllium pounds contained in all ore bodies.

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
Long-Lived Asset Impairment: In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future undiscounted cash flows generated by the asset group are less than its carrying value.  If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount.
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
Asset Retirement Obligation:  The Company records a liability to recognize the legal obligation to remove an asset at the time the asset is acquired or when the legal liability arises. The liability is recorded for the present value of the ultimate obligation by discounting the estimated future cash flows using a credit-adjusted risk-free interest rate. The liability is accreted over time, with the accretion charged to expense. An asset equal to the fair value of the liability is recorded concurrent with the liability and depreciated over the life of the underlying asset. The Company's asset retirement obligation related to its mine located in Utah for the years ended December 31, 2019 and 2018 was $1.4 million and $1.3 million, respectively.
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

Advertising Costs: The Company expenses all advertising costs as incurred. Advertising costs were $677 in 2019, $1,196 in 2018, and $1,252 in 2017.
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
New Pronouncements Adopted:  In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 (Topic 842), Leases, which eliminates the off-balance-sheet accounting for leases. This guidance requires lessees to report their operating leases as both an asset and liability on the balance sheet and disclose key information about leasing arrangements. The Company adopted this guidance as of January 1, 2019 using the modified retrospective method and applied it retrospectively through a cumulative-effect adjustment to retained earnings. The Company applied the transitional package of practical expedients allowed by the standard to not reassess the identification, classification, and initial direct costs of leases commencing before this ASU's effective date; however, the Company did not elect the hindsight transitional practical expedient. The Company also applied the practical expedient to not separate lease and non-lease components to new leases as well as existing leases through transition. The Company made an accounting policy election not to apply recognition requirements of the guidance to short-term leases (leases less than twelve months in duration).

Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with legacy generally accepted accounting principles.

The Company recorded a net reduction to opening retained earnings of $0.2 million as of January 1, 2019 due to the cumulative impact of adopting Topic 842, with the impact primarily related to derecognition of a built-to-suit lease. Refer to Note K for additional disclosures relating to the Company's leasing arrangements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which intended to simplify the subsequent measurement of goodwill. This ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill in measuring an impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The Company adopted this guidance as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements. Refer to Note L for additional disclosures related to goodwill.
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
New Pronouncements Issued: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is nearing completion of its assessment process, as well as the impact to the consolidated financial statements. The adoption of this ASU is not expected to have a material impact on the Company's results of operations, cash flows, or debt covenants.

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
Performance Alloys and Composites provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes.
Advanced Materials produces advanced chemicals, microelectric packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, and ultra-fine wire.
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.
Financial information for reportable segments was as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
2019
Net sales	$500,201	$573,763	$111,460	$—	$1,185,424
Intersegment sales	38	70,047	—	—	70,085
Operating profit (loss)	70,652	24,740	(3,550)	(24,842)	67,000
Depreciation, depletion, and amortization	24,437	8,955	5,695	2,029	41,116
Expenditures for long-lived assets	15,520	7,572	1,045	2,391	26,528
Total Assets	400,022	215,368	78,981	158,299	852,670
2018
Net sales	$500,590	$586,643	$120,582	$—	$1,207,815
Intersegment sales	37	50,460	—	—	50,497
Operating profit (loss)	58,832	17,651	11,468	(26,455)	61,496
Depreciation, depletion, and amortization	17,434	8,575	7,066	2,449	35,524
Expenditures for long-lived assets	15,396	15,523	1,983	1,358	34,260
Total Assets	410,239	207,183	90,537	92,382	800,341
2017
Net sales	$429,442	$590,789	$119,216	$—	$1,139,447
Intersegment sales	114	58,056	—	—	58,170
Operating profit (loss)	21,978	32,763	8,445	(23,155)	40,031
Depreciation, depletion, and amortization	23,209	7,354	9,721	2,467	42,751
Expenditures for long-lived assets	10,427	13,318	3,048	2,283	29,076
Total Assets	418,798	202,389	97,504	72,393	791,084

Intersegment sales are eliminated in consolidation.
The primary measures of evaluating segment performance are operating profit and net sales. From an assets perspective, segments are evaluated based upon a return on invested capital metric, which includes inventory (excluding the impact of LIFO), accounts receivable, and property, plant, and equipment.

Other geographic information includes the following:

(Thousands)	2019	2018	2017
Net sales
United States	$743,345	$726,881	$650,675
Asia	256,114	270,672	265,991
Europe	169,132	186,081	205,118
All other	16,833	24,181	17,663
Total	$1,185,424	$1,207,815	$1,139,447
Long-lived assets by country deployed
United States	$194,596	$215,395	$227,412
All other	37,680	35,623	28,166
Total	$232,276	$251,018	$255,578

International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.
Long-lived assets are comprised of property, plant, and equipment based on physical location.
The following table disaggregates revenue for each segment by end market for 2019 and 2018:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
2019
End Market
Semiconductor	$5,353	$432,658	$711	$—	$438,722
Industrial	106,334	29,917	14,253	—	150,504
Aerospace and Defense	109,717	5,647	20,731	—	136,095
Consumer Electronics	72,360	1,254	18,201	—	91,815
Automotive	69,057	8,179	969	—	78,205
Energy	41,101	74,613	—	—	115,714
Telecom and Data Center	61,344	2,981	—	—	64,325
Other	34,935	18,514	56,595	—	110,044
Total	$500,201	$573,763	$111,460	$—	$1,185,424

2018
End Market
Semiconductor	$5,020	$436,807	$1,460	$—	$443,287
Industrial	111,149	32,246	12,756	—	156,151
Aerospace and Defense	88,041	3,813	20,044	—	111,898
Consumer Electronics	62,816	1,002	18,838	—	82,656
Automotive	93,720	7,843	1,362	—	102,925
Energy	40,877	72,027	—	—	112,904
Telecom and Data Center	67,157	2,792	—	—	69,949
Other	31,810	30,113	66,122	—	128,045
Total	$500,590	$586,643	$120,582	$—	$1,207,815

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

Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2019. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $42.3 million.

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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2019	December 31, 2018	$ change	% change
Accounts receivable, trade	$141,168	$124,498	$16,670	13%
Unbilled receivables	13,583	4,619	8,964	194%
Unearned revenue	3,380	5,918	(2,538)	(43)%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2019.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $5.0 million of the unearned amounts as revenue during 2019.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Restructuring
In 2019, the Company initiated a restructuring plan in the Large Area Coatings (LAC) business (a reporting unit in the Precision Coatings segment) to reduce headcount, idle certain machinery and equipment, and exit a facility in Windsor, Connecticut. Costs associated with this plan also included severance and related costs for 19 employees. Remaining severance payments related to these initiatives of $0.1 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets.
In addition, in each of the last three years, the Company completed cost reduction actions in order to align costs with commensurate business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. Costs associated with these actions in 2019 were in the Other segment and included severance associated with seven employees and other related costs. Remaining severance payments related to these initiatives of $0.1 million are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company expects that the remaining severance payments will be substantially paid by the end of 2020 and does not expect to incur additional costs related to these initiatives.
Costs associated with these actions in 2018 were in the Advanced Materials segment and included severance associated with approximately forty employees and other related costs. Remaining severance payments amount to approximately $1.3 million as of December 31, 2019.
Costs associated with these actions in 2017 were within the Other and Precision Coatings segments and included severance associated with twenty-three employees and other related costs. The severance payments were substantially paid by the end of 2017.
These costs are presented in the Company's segment results as follows:

(Thousands)	2019	2018	2017
Performance Alloys & Composites	$—	$—	$(16)
Advanced Materials	—	5,599	—
Precision Coatings	328	—	431
Other	457	—	229
Total	$785	$5,599	$644

Note E — Other-net
Other-net is summarized for 2019, 2018, and 2017 as follows:

	(Income) Expense
(Thousands)	2019	2018	2017
Metal consignment fees	$9,247	$10,999	$8,782
Amortization of intangible assets	1,400	2,265	4,629
Foreign currency loss (gain)	666	1,487	(722)
Net loss (gain) on disposal of fixed assets	344	518	234
Rental income	(87)	(416)	(168)
Other items	213	481	1,138
Total other-net	$11,783	$15,334	$13,893

Note F — Interest expense-net
The following chart summarizes the interest incurred, capitalized, and paid for 2019, 2018, and 2017:

(Thousands)	2019	2018	2017
Interest incurred, net	$1,641	$2,870	$2,608
Less: Capitalized interest	62	399	425
Total net expense	$1,579	$2,471	$2,183
Interest paid	$1,799	$1,436	$1,646

The decrease in interest expense for 2019 versus 2018 was primarily due to interest income received on investments held in money market accounts. The increase in interest expense in 2018 compared to 2017 was primarily due to interest expense recorded for a finance lease entered into in 2017 in connection with the acquisition of the high-performance target materials business of the

Heraeus Group. Amortization of deferred financing costs within interest expense was $1.0 million in 2019, $1.0 million in 2018, and $0.9 million in 2017.

Note G — Income Taxes
On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA) was enacted in the United States. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018. As of December 31, 2017, the Company had not completed its accounting for the enactment-date income tax effects of the TCJA under ASC 740 for the following items: remeasurement of deferred tax assets and liabilities, the one-time transition tax on earnings of foreign subsidiaries, and the policy election to account for global intangible low-taxed income (GILTI) as a period cost. In 2017, the Company recorded a total provisional amount of $17.1 million, which was recognized and included as a component of income tax expense. The $17.1 million provisional amount included $5.0 million of tax expense for the re-measurement of deferred tax assets, $6.1 million of tax expense for the transition tax on the mandatory deemed repatriation of foreign earnings, a $9.5 million valuation allowance recorded on foreign tax credits that were deemed unrealizable as a result of the TCJA, and a $3.5 million tax benefit for the generation of foreign tax credits.
The Company completed its accounting for all of the enactment-date income tax effects of the TCJA in the fourth quarter of 2018. During 2018, the Company recognized adjustments to the provisional amounts recorded as of December 31, 2017 and included the adjustments as a component of income tax expense. In 2018, the Company recorded a $11.1 million net tax benefit related to the enactment-date effects of the TCJA, including a $2.8 million tax benefit for the re-measurement of deferred tax assets and liabilities, a $1.2 million tax benefit for the one-time transition tax on the mandatory deemed repatriation of foreign earnings, and a $7.1 million tax benefit related to the generation of foreign tax credits and the reversal of the valuation allowance related to foreign tax credits.
Income before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2019	2018	2017
Income before income taxes:
Domestic	$56,725	$20,272	$28,327
Foreign	5,265	(3,930)	8,069
Total income before income taxes	$61,990	$16,342	$36,396
Income tax expense:
Current income tax expense:
Domestic	$7,544	$(5,896)	$1,912
Foreign	1,202	2,710	2,777
Total current	$8,746	$(3,186)	$4,689
Deferred income tax expense (benefit):
Domestic	$1,326	$(4,083)	$19,935
Foreign	1,258	2,765	321
Total deferred	$2,584	$(1,318)	$20,256
Total income tax expense (benefit)	$11,330	$(4,504)	$24,945

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal tax effect	1.0	0.1	2.3
Effect of excess of percentage depletion over cost depletion	(4.5)	(17.8)	(10.0)
Manufacturing production deduction, including impact of NOL carryback	—	6.3	(0.8)
Foreign derived intangible income deduction	(3.2)	(2.9)	—
Non-deductible goodwill impairment	1.2	—	—
Tax Cuts and Jobs Act impact	2.5	(67.8)	47.1
Foreign rate differential	(0.1)	1.5	(3.4)
Research and development tax credit	(1.2)	(7.6)	(2.6)
Foreign tax credit	(0.3)	(1.9)	(1.1)
Foreign repatriation	0.4	2.0	1.3
Incremental fixed asset basis	—	—	(3.4)
Adjustment to unrecognized tax benefits	0.2	2.7	2.8
Stock compensation - excess tax benefits	(3.4)	(4.4)	(1.9)
Valuation allowance	2.2	38.7	2.4
Other items	2.5	2.5	0.8
Effective tax rate	18.3%	(27.6)%	68.5%

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2019	2018
Asset (liability)
Post-employment benefits other than pensions	$1,626	$2,198
Other reserves	543	693
Deferred compensation	3,314	3,539
Environmental reserves	1,384	1,463
Inventory	2,740	3,032
Lease liabilities	4,614	—
Pensions	5,149	8,105
Accrued compensation expense	5,364	6,215
Net operating loss and credit carryforwards	13,513	12,002
Research and development tax credit carryforward	25	744
Foreign tax credit carryforward	—	2,385
Subtotal	38,272	40,376
Valuation allowance	(17,676)	(15,917)
Total deferred tax assets	20,596	24,459
Depreciation	(10,780)	(10,280)
Lease assets	(4,428)	—
Amortization	(2,426)	(3,635)
Mine development	(3,706)	(5,123)
Total deferred tax liabilities	(21,340)	(19,038)
Net deferred tax (liabilities) assets	$(744)	$5,421

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

At December 31, 2019, for income tax purposes, the Company had foreign net operating loss carryforwards of $29.4 million that do not expire, and $6.5 million that expire in calendar years 2020 through 2027, of which $0.5 million expires within the next twelve months. The Company also had state net operating loss carryforwards of $21.6 million that expire in calendar years 2020 through 2037 and state tax credits of $3.6 million that expire in calendar years 2020 through 2034. A valuation allowance of $11.6 million has been provided against certain foreign and state net operating loss carryforwards and state tax credits due to uncertainty of their realization.
The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2016, and foreign examinations for tax years before 2011.
A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2019 and 2018 is as follows:

(Thousands)	2019	2018
Balance at January 1	$2,883	$2,944
Additions to tax provisions related to the current year	—	443
Additions to tax positions related to prior years	399	4
Reduction to tax positions related to prior years	—	(508)
Lapses on statutes of limitations	(61)	—
Balance at December 31	$3,221	$2,883

Included in the balance of unrecognized tax benefits, including interest and penalties, as of December 31, 2019 and December 31, 2018 are $2.4 million and $2.2 million, respectively, of tax benefits that would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2019, 2018, and 2017. As of December 31, 2019 and 2018, accrued interest and penalties, net of the related tax benefit, were immaterial.
Income taxes paid during 2019, 2018, and 2017, were approximately $9.3 million, $2.6 million, and $8.1 million, respectively.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2019. The amount of such unrepatriated earnings totaled $84.8 million as of December 31, 2019. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

Note H — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2019	2018	2017
Numerator for basic and diluted EPS:
Net income	$50,660	$20,846	$11,451
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,365	20,212	20,027
Effect of dilutive securities:
Stock appreciation rights	72	170	174
Restricted stock units	75	85	96
Performance-based restricted stock units	143	146	118
Diluted potential common shares	290	401	388
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,655	20,613	20,415
Basic EPS	$2.49	$1.03	$0.57
Diluted EPS	$2.45	$1.01	$0.56

Equity awards covering shares of common stock totaling 71,199 in 2019, 65,112 in 2018, and 124,319 in 2017 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note I — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2019	2018
Raw materials and supplies	$35,612	$33,182
Work in process	177,780	195,879
Finished goods	25,506	30,643
Subtotal	238,898	259,704
Less: LIFO reserve balance	48,508	44,833
Inventories	$190,390	$214,871

The liquidation of LIFO inventory layers increased cost of sales by $0.9 million and $1.2 million in 2019 and 2018, respectively, and reduced cost of sales by $0.8 million in 2017.
The Company takes and records the results of a physical inventory count of its precious metals on a quarterly basis. The Company's precious metal operations include a refinery that processes precious metal-containing scrap and other materials from its customers, as well as its own internally generated scrap. The Company also outsources portions of its refining requirements to other vendors, particularly those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from the Company's refine vendors, and other factors. The resulting calculated weight of the precious metals in the Company's refine operations may differ, in either direction, from what its records indicate that the Company should have on hand, which would then result in an adjustment to its pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $309.3 million as of December 31, 2019 versus $316.1 million as of December 31, 2018.

Note J — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2019	2018
Land	$4,874	$4,874
Buildings	150,323	149,701
Machinery and equipment	639,310	631,421
Software	44,652	42,678
Construction in progress	16,699	14,468
Allowances for depreciation	(669,250)	(642,365)
Subtotal	186,608	200,777
Finance leases	26,069	22,150
Allowances for depreciation	(3,569)	(2,412)
Subtotal	22,500	19,738
Mineral resources	4,980	4,980
Mine development	30,058	27,979
Allowances for amortization and depletion	(11,870)	(2,456)
Subtotal	23,168	30,503
Property, plant, and equipment — net	$232,276	$251,018

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
Unearned income was reduced by $4.4 million and $4.3 million in 2019 and 2018, respectively, and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin.
We recorded depreciation and depletion expense of $30.3 million in 2019, $33.3 million in 2018, and $38.1 million in 2017. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is also net of the reduction in the unearned income liability in 2019, 2018, and 2017. The net book value of capitalized software was $7.9 million and $8.0 million at December 31, 2019 and December 31, 2018, respectively. Depreciation expense related to software was $2.4 million, $2.6 million, and $2.4 million in 2019, 2018, and 2017, respectively.

Note K — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The weighted average remaining lease term for the Company's operating and finance leases as of December 31, 2019 was 4.69 years and 19.47 years, respectively.

The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company's operating and finance lease liabilities as of December 31, 2019 was 5.91% and 5.31%, respectively.

The components of operating and finance lease cost for 2019 were as follows:

(Thousands)	2019
Components of lease expense
Operating lease cost	$9,835

Finance lease cost
Amortization of right-of-use assets	1,414
Interest on lease liabilities	1,028
Total lease cost	$12,277

Operating lease expense under ASC 840 amounted to $11.6 million and $9.3 million during 2018 and 2017, respectively. The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.
Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2019 was as follows:

Dec. 31,
(Thousands)	2019
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$23,413
Other liabilities and accrued items	6,542
Operating lease liabilities	18,091

Finance Leases
Property, plant, and equipment	$26,069
Allowances for depreciation, depletion, and amortization	(3,570)
Finance lease assets, net	$22,499
Other liabilities and accrued items	$1,265
Finance lease liabilities	17,424
Total principal payable on finance leases	$18,689

Future maturities of the Company's lease liabilities as of December 31, 2019 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2020	$2,224	$7,759
2021	2,224	6,725
2022	2,224	4,754
2023	1,515	3,807
2024	1,160	1,891
2025 and thereafter	20,875	3,341
Total lease payments	30,222	28,277
Less amount of lease payment representing interest	11,533	3,644
Total present value of lease payments	$18,689	$24,633

As of December 31, 2018, prior to the adoption of Topic 842, future minimum payments under capital leases and operating leases having initial or non-cancelable lease terms in excess of one year were as follows:

	Capital	Operating
(Thousands)	Leases	Leases
2019	$2,172	$7,287
2020	2,172	6,525
2021	2,172	4,966
2022	2,172	3,790
2023	1,463	3,532
2024 and thereafter	21,056	4,287
Total minimum lease payments	31,207	$30,387
Less amount of lease payment representing interest	19,338
Total present value of net minimum lease payments	$11,869

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

Dec. 31,
(Thousands)	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,841
Operating cash flows from finance leases	1,028
Financing cash flows from finance leases	1,200

Note L — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2019 and 2018, is as follows:

	2019			2018
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$39,601	$(37,692)	$1,909	$39,601	$(37,077)	$2,524
Technology	13,377	(12,816)	561	13,377	(12,238)	1,139
Licenses and other	4,257	(3,046)	1,211	4,257	(2,725)	1,532
Total	$57,235	$(53,554)	$3,681	$57,235	$(52,040)	$5,195

The aggregate amortization expense relating to intangible assets for the year ended December 31, 2019 and estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2019	$1,400
2020	615
2021	523
2022	523
2023	513
2024	421

Intangible assets also includes deferred financing costs relating to the Company's revolving credit and consignments lines of $2.7 million and $1.3 million at December 31, 2019 and 2018, respectively.
Goodwill
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities.
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment ("step one") where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The balance of goodwill at December 31, 2019 and 2018 was $79.0 million and $90.7 million, respectively.
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Total
Balance at December 31, 2018	$1,899	$50,276	$38,482	$90,657
Impairment charge	—	—	(11,560)	(11,560)
Other	—	(86)	—	(86)
Balance at December 31, 2019	$1,899	50,190	$26,922	$79,011

During the third quarter of 2019, the LAC reporting unit began to experience a decline in sales volume from a significant customer. Based on an assessment that the decline in sales volume was expected to continue, the Company initiated a restructuring plan at the end of the third quarter to reduce the LAC reporting unit’s cost structure. Refer to Note D for further details of the restructuring plan. The Company considered these factors to be impairment indicators. As a result, the Company performed an interim impairment analysis as of September 27, 2019 using a "step one" quantitative assessment for the LAC reporting unit. The LAC reporting unit prepared an operating forecast that included several assumptions including future sales growth from new products and applications, as well as assumptions regarding future industry-specific market conditions, capital expenditures, and working capital changes. In addition to the estimates of future cash flows, other significant estimates involved in the determination of fair value of the reporting unit were the weighted average cost of capital (discount rate), annual growth rate, and terminal growth rate used in the discounted cash flow (DCF) model. The discount rates used in the DCF model consider market and industry data as well as specific risk premiums for the LAC reporting unit. The Company first reviewed long-lived assets, which resulted in an impairment charge of $2.6 million in the third quarter of 2019. The Company then performed a goodwill impairment analysis which resulted in an $11.6 million charge in the third quarter of 2019, which represents the excess of the carrying value over the estimated fair value of LAC. The Company estimated fair value using a discounted cash flow analysis for goodwill and estimated market values for other assets. These non-cash charges relating to goodwill and other assets were recorded in Goodwill impairment charges and Asset impairment charges, respectively, in the Consolidated Statements of Income.
The results of the Company's 2019, 2018, and 2017 annual goodwill impairment assessments indicated that no other goodwill impairment existed.

Note M — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2019	2018
Fixed rate industrial development revenue bonds payable in annual installments through 2021	$2,218	$3,041
Total debt outstanding	2,218	3,041
Current portion of long-term debt	(868)	(823)
Gross long-term debt	1,350	2,218
Unamortized deferred financing fees	(90)	(152)
Long-term debt	$1,260	$2,066

Maturities on long-term debt instruments as of December 31, 2019 are as follows:

(Thousands)
2020	$868
2021	1,350
Thereafter	—
Total	$2,218

In September 2019, the Company amended and restated the agreement governing its $375.0 million revolving credit facility (Credit Agreement). The maturity date of the Credit Agreement was extended from 2020 to 2024, and the Credit Agreement provides more favorable interest rates under certain circumstances. In addition, the Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. The Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $200.0 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement.

The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of December 31, 2019 and December 31, 2018.
At December 31, 2019 and 2018 there was $41.8 million and $27.2 million outstanding against the letters of credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.175% as of December 31, 2019) of the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines total $340.9 million as of December 31, 2019.
In April 2011, the Company entered into an agreement with the Toledo-Lucas County Port Authority and the Dayton–Montgomery County Port Authority in Ohio to co-issue $8.0 million in taxable development revenue bonds, with a fixed amortization term that will mature in 2021. The interest rate on these bonds was fixed at 4.90%, and the unamortized balance of the bonds was $2.2 million at December 31, 2019.

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

	Pension Benefits		Other Benefits
(Thousands)	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$170,136	$313,728	$11,375	$14,166
Service cost	5,918	6,953	67	111
Interest cost	6,292	9,554	399	396
Net pension curtailments and settlements	(12,212)	(112,644)	—	—
Actuarial loss (gain)	20,409	(31,824)	(2,192)	(2,453)
Benefit payments	(3,170)	(13,700)	(981)	(876)
Foreign currency exchange rate changes and other	(613)	(1,931)	13	31
Benefit obligation at end of year	186,760	170,136	8,681	11,375
Change in plan assets
Fair value of plan assets at beginning of year	145,046	234,976	—	—
Plan settlements	—	(111,542)	—	—
Actual return on plan assets	27,264	(8,570)	—	—
Employer contributions	4,702	42,227	—	—
Employee contributions	124	146	—	—
Benefit payments from fund	(2,933)	(10,826)	—	—
Expenses paid from assets	(391)	(890)	—	—
Foreign currency exchange rate changes and other	234	(475)	—	—
Fair value of plan assets at end of year	174,046	145,046	—	—
Funded status at end of year	$(12,714)	$(25,090)	$(8,681)	$(11,375)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$11,298	$1,948	$—	$—
Other liabilities and accrued items	(997)	(411)	(1,012)	(1,258)
Retirement and post-employment benefits	(23,015)	(26,627)	(7,669)	(10,117)
	$(12,714)	$(25,090)	$(8,681)	$(11,375)

In 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company froze the pay and service amounts used to calculate the pension benefits for active participants as of January 1, 2020. The Company recognized a non-cash pretax pension curtailment charge of $3.3 million associated with the plan amendment in 2019.

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

The following amounts are included within accumulated other comprehensive loss at December 31, 2019 and are expected to be recognized as components of net periodic benefit cost during 2020:

	Pension Benefits		Other Benefits
(Thousands)	2019	2018	2019	2018
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$48,073	$61,599	$(4,529)	$(2,429)
Net prior service cost (credit)	—	3,810	(5,049)	(6,546)
	$48,073	$65,409	$(9,578)	$(8,975)
Amortizations expected to be recognized during next fiscal year (before tax):
Amortization of net loss	$1,707	$3,769	$—	$—
Net prior service cost (credit)	—	482	(1,497)	(1,497)
	$1,707	$4,251	$(1,497)	$(1,497)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2019	2018	2019	2018
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$185,402	$161,169	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	25,640	165,344	—	—
Aggregate fair value of plan assets	3,045	138,305	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	24,482	156,639	—	—
Aggregate fair value of plan assets	3,045	138,305	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2019	2018	2017	2019	2018	2017
Net benefit cost
Service cost	$5,918	$6,953	$7,587	$67	$111	$91
Interest cost	6,292	9,554	9,949	399	396	398
Expected return on plan assets	(8,777)	(14,231)	(13,760)	—	—	—
Amortization of prior service credit	483	(123)	(274)	(1,497)	(1,497)	(1,497)
Recognized net actuarial loss (gain)	3,304	7,171	6,636	(93)	—	—
Net periodic cost	7,220	9,324	10,138	(1,124)	(990)	(1,008)
Net pension curtailments and settlements	3,328	41,406	—	—	—	—
Total net benefit cost	$10,548	$50,730	$10,138	$(1,124)	$(990)	$(1,008)

In 2019, net benefit cost includes a $3.3 million curtailment charge related to the freeze of our U.S. defined benefit plan effective January 1, 2020.
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

The following table summarizes amounts recognized in other comprehensive income (OCI):

	Pension Benefits			Other Benefits
(Thousands)	2019	2018	2017	2019	2018	2017
Change in other comprehensive income
OCI at beginning of year	$65,409	$122,802	$121,329	$(8,976)	$(8,020)	$(9,961)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	(3,811)	123	274	1,497	1,497	1,497
Recognized during year — net actuarial (losses) gains	(3,304)	(7,171)	(6,636)	93	—	—
Occurring during year — prior service cost	—	—	3,804	—	—	—
Occurring during year — net actuarial losses (gains)	2,062	(8,997)	4,055	(2,192)	(2,453)	444
Other adjustments	(12,212)	(41,406)	—	—	—	—
Foreign currency exchange rate changes	(71)	58	(24)	—	—	—
OCI at end of year	$48,073	$65,409	$122,802	$(9,578)	$(8,976)	$(8,020)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	3.12%	4.07%	3.53%	3.20%	4.11%	3.43%
Rate of compensation increase	3.00%	3.87%	3.93%	3.00%	4.00%	4.00%
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	4.16%	3.63%	3.93%	4.11%	3.43%	3.68%
Expected long-term return on plan assets	6.06%	6.63%	6.89%	N/A	N/A	N/A
Rate of compensation increase	2.99%	3.98%	3.91%	4.00%	4.00%	4.00%

Discount Rate. The discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year is established based upon the available market rates for high quality, fixed income investments whose maturities match the plan’s projected cash flows.
The Company uses a spot-rate approach to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation.
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
Rate of Compensation Increase. The rate of compensation increase assumption was not applicable for the domestic defined benefit plan in 2019 due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption for the domestic retiree medical plan was 4.0% in 2019 and 4.0% in 2018 for both the domestic defined benefit pension plan and the domestic retiree medical plan.

Assumptions for the defined benefit pension plans in Germany and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in Germany and England. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2019	2018
Health care trend rate assumed for next year	6.25%	6.50%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025

Assumed health care cost trend rates can have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase		1-Percentage- Point Decrease
(Thousands)	2019	2018	2019	2018
Effect on total of service and interest cost components	$6	$6	$(6)	$(6)
Effect on post-employment benefit obligation	149	163	(139)	(152)

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2019 and 2018 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note Q for definitions of the fair value hierarchy.

	December 31, 2019
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,718	$1,718	$—	$—
Equity securities (a)	47,722	47,722	—	—
Fixed-income securities (b)	3,923	3,923	—	—
Other types of investments:
Real estate fund (c)	3,121	3,121	—	—
Total	56,484	56,484	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	113,187
Multi-strategy hedge funds (f)	4,277
Intermediate-term bonds (g)	—
Private equity funds	98
Total assets at fair value	$174,046

	December 31, 2018
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$21,881	$21,881	$—	$—
Equity securities (a)	50,862	50,862	—	—
Fixed-income securities (b)	18,211	18,211	—	—
Other types of investments:
Real estate fund (c)	3,257	3,257	—	—
Total	94,211	94,211	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	24,947
Multi-strategy hedge funds (f)	4,113
Intermediate-term bonds (g)	21,678
Private equity funds	97
Total assets at fair value	$145,046

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

(d)	Certain assets that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy.

(e)
Pooled investment fund consists of various investment types including equity investments covering a range of geographies and including investment managers that hold long and short positions, property investments, and other multi-strategy funds which combine a range of different credit, equity, and macro-orientated ideas and dynamically allocate funds across asset classes.

(f)	Includes a fund that invests in a broad portfolio of hedge funds.

(g)	Includes a mutual fund that employs a value-oriented approach to fixed income investment management and a mutual fund that invests primarily in investment-grade debt securities.
The Company’s domestic defined benefit pension plan investment strategy, as approved by the Governance and Organization Committee of the Board of Directors, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents, and alternative securities (which include real estate, private venture capital investments, hedge funds, and tactical asset allocation). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 10% to 40% in equity securities, 60% to 90% in fixed income securities and cash, and up to 20% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.
None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2020.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2020	$3,752	$1,012	$997
2021	3,921	979	966
2022	4,799	884	872
2023	6,231	804	794
2024	6,410	722	713
2025 through 2029	42,020	2,544	2,518

Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $1.4 million at December 31, 2019 and $1.6 million at December 31, 2018, and was included in retirement and post-employment benefits in the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $7.0 million in 2019, $5.2 million in 2018, and $4.5 million in 2017.

Note O — Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, including amounts reclassified out, for 2019, 2018, and 2017, and the balances in accumulated other comprehensive income as of December 31, 2019, 2018, and 2017 are as follows:

	Gains and Losses On Cash Flow Hedges				Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals	Copper	Total			Total
Balance at December 31, 2016	$1,837	$—	$—	$1,837	$(82,358)	$(5,660)	$(86,181)
Other comprehensive income (loss) before reclassifications	(1,180)	(463)	—	(1,643)	(8,279)	1,552	(8,370)
Amounts reclassified from accumulated other comprehensive income	632	208	—	840	4,865	—	5,705
Other comprehensive income (loss) before tax	(548)	(255)	—	(803)	(3,414)	1,552	(2,665)
Deferred taxes on current period activity	330	(59)	—	271	13,820	—	14,091
Other comprehensive income (loss) after tax	(878)	(196)	—	(1,074)	(17,234)	1,552	(16,756)
Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)

Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(333)	467	(569)	(435)	11,396	(484)	10,477
Amounts reclassified from accumulated other comprehensive income	10	(109)	—	(99)	46,953	—	46,854
Other comprehensive income (loss) before tax	(323)	358	(569)	(534)	58,349	(484)	57,331
Deferred taxes on current period activity	(627)	83	(128)	(672)	13,300	—	12,628
Other comprehensive income (loss) after tax	304	275	(441)	138	45,049	(484)	44,703
Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)

Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income (loss) before reclassifications	108	(1,285)	209	(968)	9,085	(421)	7,696
Amounts reclassified from accumulated other comprehensive income	(29)	595	393	959	8,853	—	9,812
Other comprehensive income (loss) before tax	79	(690)	602	(9)	17,938	(421)	17,508
Deferred taxes on current period activity	18	(159)	136	(5)	4,741	—	4,736
Other comprehensive income (loss) after tax	61	(531)	466	(4)	13,197	(421)	12,772
Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)

Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note Q for additional details on cash flow hedges.

Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note N for additional details on pension and other post-employment expenses.

Note P — Stock-based Compensation

Stock incentive plans (the 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan) were approved at the May 2006 annual meeting of shareholders. These plans authorize the granting of option rights, SARs, performance-restricted shares, performance shares, performance units, and restricted shares. The 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan were amended to, among other things, add additional shares to the plans. These amendments were last approved by shareholders at the May 2017 annual meeting.

Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $11.1 million, $11.4 million, and $7.7 million in 2019, 2018, and 2017, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $2.1 million, $1.2 million, and $2.0 million of tax benefits in 2019, 2018, and 2017, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.

The following sections provide information on awards settled in shares.
SARs. The Company grants SARs to certain employees. Upon exercise of vested SARs, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the Company’s common shares at the time of exercise and the strike price established on the grant date) divided by the common share price. The strike price of the SARs is equal to the market value of the Company’s common shares on the day of the grant. The number of SARs available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARs are established at the time of grant. The exercise of the SARs is generally satisfied by the issuance of treasury shares. SARs granted in 2019 and 2018 vest in equal installments annually over three years, while SARs granted prior to 2018 generally vest three years from the date of grant. SARs granted prior to 2011 expire in ten years, while the SARs granted in 2011 and later expire in seven years.
The following table summarizes the Company's SARs activity during 2019:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2018	379	$33.01
Granted	73	58.30
Exercised	(196)	26.71	$6,730
Cancelled	(6)	49.93
Outstanding at December 31, 2019	250	44.95	$3,631	4.8
Vested and expected to vest as of December 31, 2019	250	44.95	3,631	4.8
Exercisable at December 31, 2019	72	37.70	1,557	3.8

A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2018	319	$10.33
Granted	73	17.76
Vested	(208)	9.02
Cancelled	(6)	15.35
Nonvested as of December 31, 2019	178	$14.72

As of December 31, 2019, $1.3 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 22 months. The total fair value of shares vested during both 2019 and 2018 was $1.9 million, compared to $1.7 million in 2017.
The weighted-average grant date fair value for 2019, 2018, and 2017 was $17.76, $15.73, and $10.89, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible as defined in the Plan. Stock-based compensation expense relating to SARs was $0.9 million in 2019, $0.7 million in 2018, and $1.4 million in 2017.
The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.47%	2.58%	1.92%
Dividend yield	0.7%	0.8%	1.1%
Volatility	31.7%	31.9%	34.0%
Expected lives (in years)	5.2	5.5	5.6

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
The fair value of the RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2019, 2018, and 2017 was $58.33, $50.35, and $35.24, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $2.2 million in 2019, $1.2 million in 2018, and $1.4 million in 2017. The unamortized compensation cost on the outstanding RSUs was $3.8 million as of December 31, 2019 and is expected to be amortized over a weighted-average period of 23 months. The total fair value of shares vested during 2019, 2018, and 2017 was $1.2 million $1.4 million, and $1.2 million, respectively.
The following table summarizes the stock-settled RSU activity during 2019:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2018	130	$38.99
Granted	70	58.33
Vested	(44)	27.52
Forfeited	(11)	52.15
Outstanding at December 31, 2019	145	$50.79

RSUs - Non-Employee Directors. In 2019, 2018, and 2017, 11,048, 14,728, and 18,656 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs were $68.79, $51.60, and $34.30 in 2019, 2018, and 2017, respectively. The Company recognized $0.7 million of expense with respect to these awards in each of the last three years. At December 31, 2019, $0.2 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2019, 2018, and 2017, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants made in 2019 and 2018 will be settled in Materion common shares and are equity classified. For grants made to certain executives prior to 2018, attainment up to 100% is paid in Materion common shares and equity classified, while the remainder are classified as liability awards and settled in cash. Grants made to all other employees prior to 2018 are settled in cash. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.
The following table summarizes the activity related to equity-based, performance-based RSUs during 2019:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2018	202	$35.76
Granted	56	69.84
Vested	(83)	22.77
Forfeited	(6)	58.93
Outstanding at December 31, 2019	169	$52.74

Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $3.3 million for 2019, $2.7 million for 2018, and $1.5 million for 2017.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. Subsequent changes in the fair value of the Company’s common shares do not impact the recorded values of the shares.
The following table summarizes the stock activity for the directors' deferred compensation plan during 2019:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2018	152	$23.55
Granted	13	66.35
Distributed	(57)	63.81
Outstanding at December 31, 2019	108	$56.02

During the years ended December 31, 2019, 2018, and 2017, the weighted-average grant date fair value was $66.35, $53.11, and $35.34, respectively.
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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets at December 31, 2019 and 2018:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial Assets
Deferred compensation investments	$3,391	$3,391	$—	$—
Foreign currency forward contracts	188	—	188	—
Precious metal swaps	35	—	35	—
Copper swaps	61	—	61	—
Total	$3,675	$3,391	$284	$—
Financial Liabilities
Deferred compensation liability	$3,391	$3,391	$—	$—
Foreign currency forward contracts	211	—	211	—
Precious metal swaps	623	—	623	—
Copper swaps	28	—	28	—
Total	$4,253	$3,391	$862	$—
December 31, 2018
Financial Assets
Deferred compensation investments	$2,156	$2,156	$—	$—
Foreign currency forward contracts	246	—	246	—
Precious metal swaps	237	—	237	—
Total	$2,639	$2,156	$483	$—
Financial Liabilities
Deferred compensation liability	$2,156	$2,156	$—	$—
Foreign currency forward contracts	432	—	432	—
Precious metal swaps	135	—	135	—
Copper swaps	569	—	569	—
Total	$3,292	$2,156	$1,136	$—

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
The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values at December 31, 2019 and 2018.
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
The Company refines precious metal-containing materials for its customers and typically will purchase the refined metal from the customer at current market prices. In limited circumstances, the customer may want to fix the price to be paid at the time of the order as opposed to when the material is refined. The customer may also want to fix the price for a set period of time. The Company may then elect to enter into a hedge contract, either a forward contract or a swap, to fix the price for the estimated quantity of metal to be purchased, thereby reducing the exposure to adverse movements in the price of the metal. The Company may also enter into hedges to mitigate the risk relating to the prices of the metals which we process or refine.
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
Copper. The Company also uses copper in its production processes. When possible, fluctuations in the purchase price of copper are passed on to customers in the form of price adders or reductions. While over time the Company's price exposure to copper is generally in balance, there can be a lag between the change in the Company's cost and the pass-through to its customers, resulting in higher or lower margins in a given period. To mitigate this impact, the Company hedges a portion of this pricing risk.
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
All derivatives are recorded on the balance sheet at fair value. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short-term or long-term depending upon their maturity dates.

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$13,734	$95	$8,767	$244
Other liabilities and accrued items	5,757	16	8,771	249

These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency losses relating to these derivatives of $0.1 million in 2019 and foreign currency gains of $0.9 million in 2018.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$1,025	$10	$—	$—
Foreign currency forward contracts - euro	3,466	83	725	2
Precious metal swaps	1,116	34	4,533	237
Copper swaps	1,951	61	—	—
	7,558	188	5,258	239

Other assets
Precious metal swaps	157	1	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	2,355	12	1,264	17
Foreign currency forward contracts - euro	15,686	183	19,158	166
Precious metal swaps	7,034	618	2,864	135
Copper swaps	1,266	28	11,170	569
	26,341	841	34,456	887

Other long-term liabilities
Precious metal swaps	149	5	—	—

Total	$34,205	$657	$39,714	$648

All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2019, 2018, or 2017.
The fair value of derivative contracts recorded in accumulated other comprehensive loss totaled $0.7 million and $0.6 million as of December 31, 2019 and December 31, 2018, respectively. Deferred losses of $0.7 million at December 31, 2019 are expected to be reclassified to earnings within the next 18-month period.

The following table summarizes the amounts reclassified from accumulated OCI relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for year ended December 31, 2019:

(Thousands)		2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(29)
Precious metal swaps	Cost of sales	595
Copper swaps	Cost of sales	393
Total		$959

The derivative activity in the table above is reflected in cash flows from operating activities.
Note R — Contingencies and Commitments
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
Non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. In 2019 and 2018, defense and indemnity costs were less than or equal to the deductible.
One beryllium case, originally filed and dismissed during 2015, but reversed and remanded in 2016 to the trial court, was outstanding as of December 31, 2018 but was settled for an immaterial amount and dismissed in 2019. One beryllium case was filed in 2019 and was outstanding as of December 31, 2019. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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

Based upon currently known facts and assuming collectibility of insurance, the Company does not believe that resolution of the current or any potential future beryllium proceedings will have a material adverse effect on the financial condition or cash flow of the Company. However, the Company’s results of operations could be materially affected by unfavorable results in one or more cases.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2019 and 2018 are as follows:

(Thousands)	2019	2018
Reserve balance at beginning of year	$6,521	$6,499
Expensed	482	718
Paid	(1,066)	(696)
Reserve balance at end of year	$5,937	$6,521
Ending balance recorded in:
Other liabilities and accrued items	$982	$1,168
Other long-term liabilities	4,955	5,353

The majority of spending in 2019 and 2018 was for various remediation projects at the Elmore, Ohio plant site.
Other
The Company is subject to various legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.
At December 31, 2019, the Company had outstanding letters of credit totaling $41.8 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2020 and are expected to be renewed.

Note S — Quarterly Data (Unaudited)
The following tables summarize selected quarterly financial data for the years ended December 31, 2019 and 2018:

	2019
(Thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$301,441	$297,843	$305,979	$280,161	$1,185,424
Gross margin	69,312	69,594	65,231	55,007	259,144
Percent of net sales	23.0%	23.4%	21.3%	19.6%	21.9%
Net income(1)	$16,906	$15,540	$3,463	$14,751	$50,660
Net income per share of common stock:
Basic	$0.83	$0.76	$0.17	$0.72	$2.49
Diluted	0.82	0.75	0.17	0.71	2.45

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$303,467	$309,085	$297,193	$298,070	$1,207,815
Gross margin	58,280	61,838	64,935	66,052	251,105
Percent of net sales	19.2%	20.0%	21.8%	22.2%	20.8%
Net income (loss)	$10,564	$11,144	$19,966	$(20,828)	$20,846
Net income (loss) per share of common stock:
Basic(2)	$0.52	$0.55	$0.99	$(1.03)	$1.03
Diluted(2)(3)	0.51	0.54	0.97	(1.03)	1.01

(1) Net income for the third quarter 2019 includes the impact of $14.1 million of non-cash impairment charges. For additional information refer to Note L.
(2) Net income (loss) per basic and diluted share for the fourth quarter 2018 includes the impact of $41.4 million in pension settlement charges. For additional information refer to Note N. In addition, net income (loss) per basic and diluted share for the fourth quarter of 2018 includes the impact of $11.1 million of income tax benefits as a result of the TCJA signed into law on December 22, 2017. For additional information refer to Note G.
(3) Since the Company reported a net loss for the fourth quarter of 2018, the effects of potential common shares were excluded from diluted earnings per share, as their inclusion would have been anti-dilutive.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Friday and the fiscal year always ends on December 31.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2019 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2019.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company adopted the new lease guidance under ASC 842 on January 1, 2019. Although the adoption of ASC 842 did not have a material impact on the Company’s financial results, changes to the Company’s processes and controls related to leasing arrangements were implemented. These changes included creating new accounting policies, implementing a new software solution, and gathering information necessary for disclosures.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2020 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	51
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Joseph P. Kelley	47	Vice President, Finance and Chief Financial Officer
Gregory R. Chemnitz	62	Vice President, General Counsel and Secretary (January 2017-Present); Vice President, General Counsel (prior to January 2017)

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
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2019 Compensation of Non-Employee Directors."

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
The following consolidated financial information for the years ended December 31, 2019, 2018, and 2017 is submitted herewith:
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

3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2014), incorporated herein by reference.
4.1#	Description of Materion Corporation Common Stock
4.2
Third Amended and Restated Credit Agreement, dated September 24, 2019, by and among Materion Corporation, Materion Netherlands B.V., the other foreign borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A. as administrative agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-syndication agents, and KeyBank National Association, as documentation agent (filed as Exhibit 10.1 to the Company's 8-K filed on September 30, 2019) incorporated herein by reference.

Pursuant to Regulation S-K, Item 601(b)(4), the Company agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of the instruments defining the rights of holders of long-term debt of the Company that are not being filed with this report.

10.1
Metals Consignment Agreement, dated as of August 27, 2019, among Materion Corporation, certain of its subsidiaries and Bank of Montreal (filed as Exhibit 10.1 to the Company's Form 8-K Filed on August 29, 2019), incorporated herein by reference.

10.2
The Bank of Nova Scotia Consignment Agreement with Materion Advanced Materials Germany GMBH dated as of February 28, 2017 (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 1, 2017), incorporated herein by reference.

10.3
Form of Indemnification Agreement entered into by the Company and its executive officers (filed as Exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.4
Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.5*
Amended and Restated Form of Severance Agreement for Executive Officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

10.6*
Amendment No. 1 to Amended and Restated Severance Agreement, dated May 4, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.7*
Amended and Restated Form of Severance Agreement for Key Employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

10.8*	Form of Severance Agreement for Key Employees (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.9*	Severance Agreement for Jugal Vijayvargiya dated as of March 3, 2017 (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.10*	CEO Offer Letter for Jugal Vijayvargiya dated as of March 1, 2017 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.

10.11*
Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.

10.12#*	2019 Management Incentive Plan.
10.13*
Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217633), incorporated herein by reference.

10.14*	Form of 2016 Restricted Stock Units Agreement (Cash-settled) (filed as Exhibit 10t to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.15*
Form of 2016 Restricted Stock Units Agreement (Stock-settled) (filed as Exhibit 10u to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
.

10.16*
Form of 2016 Performance-Based Restricted Stock Units (Cash-settled) (filed as Exhibit 10v to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
.

10.17*
Form of 2016 Performance-Based Restricted Stock Units (Stock-settled) (filed as Exhibit 10w to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
.

10.18*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
10.19*	Form of 2016 Stock Appreciation Rights Agreement (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference. .
10.20*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.21*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.22*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.23*
Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217618), incorporated herein by reference.

10.24*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.25*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.26*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.27*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.28*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.29*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.30*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.31*
Form of 2018 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2018), incorporated herein by reference.

10.32*
Form of 2018 Restricted Stock Unit Agreement covering grants made in 2018 and 2019 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

10.33*
Form of 2018 Performance-Based Restricted Stock Unit Agreement covering grants made in 2018 and 2019 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.

(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2019.

(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
Jugal K. Vijayvargiya

/s/ Joseph P. Kelley	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2020
Joseph P. Kelley

*	Director	February 13, 2020
Vinod M. Khilnani

*	Director	February 13, 2020
Emily M. Liggett

*	Director	February 13, 2020
Robert J. Phillippy

*	Director	February 13, 2020
Patrick Prevost

*	Director	February 13, 2020
N. Mohan Reddy

*	Director	February 13, 2020
Craig S. Shular

*	Director	February 13, 2020
Darlene J. S. Solomon

*	Director	February 13, 2020
Robert B. Toth

*
Joseph P. Kelley, by signing his name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Joseph P. Kelley
Joseph P. Kelley
February 13, 2020		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018, and 2017

Column A	Column B	Column C		Column D		Column E
(Thousands)	Balance at Beginning of Period	ADDITIONS		Deduction		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$616	$(39)	$—	$185	(A)	$392
Inventory reserves and obsolescence	12,026	2,238	—	735	(B)	13,529
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$640	$271	$—	$295	(A)	$616
Inventory reserves and obsolescence	13,176	3,341	—	4,491	(B)	12,026
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts receivable	$857	$84	$—	$301	(A)	$640
Inventory reserves and obsolescence	14,407	3,521	—	4,752	(B)	13,176
Note (A) - Bad debts written-off, net of recoveries
Note (B) - Inventory write-offs