Form 10-Q
period 2020-03-27
MATERION Corp
filed 2020-04-23
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020

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

Number of Shares of Common Stock, without par value, outstanding at March 27, 2020: 20,309,846.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of (Loss) Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	March 27, 2020	March 29, 2019
Net sales	$277,946	$301,441
Cost of sales	232,371	232,129
Gross margin	45,575	69,312
Selling, general, and administrative expense	30,744	40,064
Research and development expense	4,185	3,740
Goodwill impairment charges	9,053	—
Held-for-sale impairment charges	1,713	—
Restructuring expense	2,164	—
Other—net	2,279	4,121
Operating (loss) profit	(4,563)	21,387
Other non-operating (income) expense—net	(944)	245
Interest expense—net	246	466
(Loss) Income before income taxes	(3,865)	20,676
Income tax (benefit) expense	(762)	3,770
Net (loss) income	$(3,103)	$16,906
Basic earnings per share:
Net (loss) income per share of common stock	$(0.15)	$0.83
Diluted earnings per share:
Net (loss) income per share of common stock	$(0.15)	$0.82
Weighted-average number of shares of common stock outstanding:
Basic	20,384	20,267
Diluted	20,384	20,606

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	First Quarter Ended
	March 27,	March 29,
(Thousands)	2020	2019
Net (loss) income	$(3,103)	$16,906
Other comprehensive (loss) income:
Foreign currency translation adjustment	(873)	(503)
Derivative and hedging activity, net of tax	(854)	927
Pension and post-employment benefit adjustment, net of tax	16	540
Other comprehensive (loss) income	(1,711)	964
Comprehensive (loss) income	$(4,814)	$17,870

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 27,	Dec. 31,
(Thousands)	2020	2019
Assets
Current assets
Cash and cash equivalents	$107,576	$125,007
Accounts receivable, net	138,803	154,751
Inventories, net	204,702	190,390
Prepaid and other current assets	20,515	21,839
Assets held for sale	7,188	—
Total current assets	478,784	491,987
Deferred income taxes	1,648	1,666
Property, plant, and equipment	910,050	916,965
Less allowances for depreciation, depletion, and amortization	(675,074)	(684,689)
Property, plant, and equipment—net	234,976	232,276
Operating lease, right-of-use assets	36,465	23,413
Intangible assets	5,972	6,380
Other assets	18,399	17,937
Goodwill	69,832	79,011
Total Assets	$846,076	$852,670
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$877	$868
Accounts payable	54,145	43,206
Salaries and wages	18,820	41,167
Other liabilities and accrued items	32,920	32,477
Income taxes	1,387	1,342
Unearned revenue	2,317	3,380
Liabilities held for sale	3,204	—
Total current liabilities	113,670	122,440
Other long-term liabilities	10,575	11,560
Operating lease liabilities	32,374	18,091
Finance lease liabilities	16,652	17,424
Retirement and post-employment benefits	31,444	32,466
Unearned income	39,091	32,891
Long-term income taxes	3,480	3,451
Deferred income taxes	1,186	2,410
Long-term debt	1,126	1,260
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at March 27 and December 31)	253,967	249,674
Retained earnings	584,505	589,888
Common stock in treasury	(198,311)	(186,845)
Accumulated other comprehensive loss	(47,173)	(45,462)
Other equity	3,490	3,422
Total shareholders' equity	596,478	610,677
Total Liabilities and Shareholders’ Equity	$846,076	$852,670

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 27,	March 29,
(Thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,103)	$16,906
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	14,274	9,067
Amortization of deferred financing costs in interest expense	182	236
Stock-based compensation expense (non-cash)	1,492	1,547
Deferred income tax (benefit) expense	(1,227)	371
Held-for-sale impairment charges	10,766	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,049	(14,698)
Decrease (increase) in inventory	(16,723)	(9,561)
Decrease (increase) in prepaid and other current assets	1,127	(556)
Increase (decrease) in accounts payable and accrued expenses	(13,002)	(16,030)
Increase (decrease) in unearned revenue	(938)	(724)
Increase (decrease) in interest and taxes payable	368	2,525
Domestic pension plan contributions	—	(1,500)
Other-net	4,865	(200)
Net cash provided by (used in) operating activities	9,130	(12,617)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(14,789)	(8,027)
Payments for mine development	—	(1,352)
Proceeds from sale of property, plant, and equipment	10	58
Net cash used in investing activities	(14,779)	(9,321)
Cash flows from financing activities:
Repayment of long-term debt	(142)	(197)
Principal payments under finance lease obligations	(233)	(298)
Cash dividends paid	(2,245)	(2,125)
Repurchase of common stock	(6,766)	(199)
Payments of withholding taxes for stock-based compensation awards	(2,015)	(3,978)
Net cash used in financing activities	(11,401)	(6,797)
Effects of exchange rate changes	(381)	(46)
Net change in cash and cash equivalents	(17,431)	(28,781)
Cash and cash equivalents at beginning of period	125,007	70,645
Cash and cash equivalents at end of period	$107,576	$41,864

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2018	20,242	(6,906)	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906
Net income	—	—	—	16,906	—	—	—	16,906
Other comprehensive income (loss)	—	—	—	—	—	964	—	964
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.105 per share)	—	—	—	(2,125)	—	—	—	(2,125)
Stock-based compensation activity	192	192	6,759	(35)	(5,177)	—	—	1,547
Payments of withholding taxes for stock-based compensation awards	(75)	(75)	—	—	(3,978)	—	—	(3,978)
Repurchase of shares	(5)	(5)	—	—	(199)	—	—	(199)
Directors’ deferred compensation	—	—	17	—	(32)	—	50	35
Balance at March 29, 2019	20,354	(6,794)	$241,480	$562,941	$(184,812)	$(57,270)	$4,538	$566,877

Balance at December 31, 2019	20,404	(6,744)	$249,674	$589,888	$(186,845)	$(45,462)	$3,422	$610,677
Net loss	—	—	—	(3,103)	—	—	—	(3,103)
Other comprehensive income (loss)	—	—	—	—	—	(1,711)	—	(1,711)
Cash dividends declared ($0.11 per share)	—	—	—	(2,245)	—	—	—	(2,245)
Stock-based compensation activity	99	99	4,262	(35)	(2,643)	—	—	1,584
Payments of withholding taxes for stock-based compensation awards	(36)	(36)	—	—	(2,015)	—	—	(2,015)
Repurchase of shares	(158)	(158)	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	1	1	31	—	(42)	—	68	57
Balance at March 27, 2020	20,310	(6,838)	$253,967	$584,505	$(198,311)	$(47,173)	$3,490	$596,478

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

Basis of Presentation: In management’s opinion, the accompanying consolidated financial statements of Materion Corporation and its subsidiaries (referred to herein as the Company, our, we, or us) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All adjustments were of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the 2020 consolidated financial statement presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2019 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
New Pronouncements Adopted: In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company adopted this guidance as of January 1, 2020, and the adoption did not have a material effect on the Company’s consolidated financial statements.
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Quarter 2020
Net sales	$99,067	$160,165	$18,714	$—	$277,946
Intersegment sales	215	9,191	—	—	9,406
Operating profit (loss)	4,791	4,785	(9,592)	(4,547)	(4,563)
First Quarter 2019
Net sales	$127,113	$144,025	$30,303	$—	$301,441
Intersegment sales	9	17,213	—	—	17,222
Operating profit (loss)	18,958	7,080	2,077	(6,728)	21,387

The following table disaggregates revenue for each segment by end market for the first quarter of 2020 and 2019:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Quarter 2020
End Market
Semiconductor	$906	$120,819	$11	$—	$121,736
Industrial	23,340	8,362	3,097	—	34,799
Aerospace and Defense	14,206	1,426	5,109	—	20,741
Consumer Electronics	14,695	118	3,541	—	18,354
Automotive	18,163	2,080	17	—	20,260
Energy	5,429	23,468	—	—	28,897
Telecom and Data Center	9,989	871	—	—	10,860
Other	12,339	3,021	6,939	—	22,299
Total	$99,067	$160,165	$18,714	$—	$277,946

First Quarter 2019
End Market
Semiconductor	$1,965	$105,090	$112	$—	$107,167
Industrial	26,430	7,928	4,150	—	38,508
Aerospace and Defense	27,074	1,493	4,871	—	33,438
Consumer Electronics	13,555	205	3,486	—	17,246
Automotive	20,713	1,353	221	—	22,287
Energy	11,094	22,197	—	—	33,291
Telecom and Data Center	17,592	202	—	—	17,794
Other	8,690	5,557	17,463	—	31,710
Total	$127,113	$144,025	$30,303	$—	$301,441

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at March 27, 2020. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at March 27, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $37.0 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	March 27, 2020	December 31, 2019	$ change	% change
Accounts receivable, trade	$129,139	$141,168	$(12,029)	(9)%
Unbilled receivables	9,265	13,583	(4,318)	(32)%
Unearned revenue	2,317	3,380	(1,063)	(31)%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the first quarter of 2020.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $2.1 million of the unearned amounts as revenue during the first quarter of 2020.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net
Other-net for the first quarter of 2020 and 2019 is summarized as follows:

	First Quarter Ended
	March 27,	March 29,
(Thousands)	2020	2019
Metal consignment fees	$2,229	$3,091
Amortization of intangible assets	188	390
Foreign currency (gain) loss	(62)	77
Net loss on disposal of fixed assets	46	24
Other items	(122)	539
Total	$2,279	$4,121

Note E — Restructuring

In the first quarter of 2020, the Company initiated a restructuring plan in its Performance Alloys and Composites (PAC) segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $2.2 million in the first quarter of 2020 and included $0.5 million of severance associated with approximately 63 employees, $1.3 million of facility and other related costs.
Remaining severance payments of $0.5 million and facility costs of $1.3 million related to these initiatives are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company expects to incur additional costs related to these initiatives of approximately $6 million in the remainder of 2020.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Income Taxes

The Company's effective tax rate for the first quarter of 2020 and 2019 was 19.7% and 18.2%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. The effective tax rate for the first quarter of 2020 included discrete income tax expense of $0.2 million, primarily related to $0.7 million of tax expense from an impairment of goodwill and $0.4 million of tax benefit related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first quarter of 2019 included a discrete income tax benefit of $0.9 million, primarily related to excess tax benefits from stock-based compensation awards.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  While the Company continues to examine the impacts the CARES Act may have on its business, it does not expect it will have a material impact to its consolidated financial statements.

Note G — (Loss) Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 27,	March 29,
(Thousands, except per share amounts)	2020	2019
Numerator for basic and diluted EPS:
Net (loss) income	$(3,103)	$16,906
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,384	20,267
Effect of dilutive securities:
Stock appreciation rights	—	107
Restricted stock units	—	83
Performance-based restricted stock units	—	149
Diluted potential common shares	—	339
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,384	20,606
Basic EPS	$(0.15)	$0.83
Diluted EPS	$(0.15)	$0.82

Adjusted weighted-average shares outstanding - diluted for the three months ended March 27, 2020 excludes the dilutive effect of approximately 239,000 shares, primarily related to restricted stock units and stock appreciation rights, as their inclusion would have been anti-dilutive due to the Company's net loss.

Additionally, weighted average shares outstanding - diluted exclude securities totaling 302,573 and 201,394 for the quarters ended March 27, 2020 and March 29, 2019, respectively. These securities primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices less than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note H — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 27,	December 31,
(Thousands)	2020	2019
Raw materials and supplies	$46,843	$35,612
Work in process	180,123	177,780
Finished goods	26,144	25,506
Subtotal	$253,110	$238,898
Less: LIFO reserve balance	48,408	48,508
Inventories	$204,702	$190,390

The liquidation of last in, first out (LIFO) inventory layers had no impact to cost of sales in the first quarter of 2020 or 2019.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $338.5 million as of March 27, 2020 versus $309.3 million as of December 31, 2019.
Note I — Held for Sale
As of March 27, 2020, the Company committed to a plan to sell its Large Area Coatings (LAC) reporting unit within the Precision Coatings segment and determined that it met the criteria to be classified as held for sale. Therefore, its assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of March 27, 2020. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. The Company entered into a letter of intent to sell the LAC reporting unit in March 2020.
Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required. Based on the letter of intent entered into by the Company and the prospective buyer, the Company recorded a goodwill impairment charge of $9.1 million to write-off the remaining balance of goodwill for the LAC reporting unit. The Company determined fair value based on its expected proceeds to be received, which it concluded is most representative of the value of the assets.
The Company then estimated the fair value of the disposal group as a whole, less costs to sell, and compared the fair value to the remaining carrying value. Based on this review, the Company recorded an additional $1.7 million asset impairment loss.
The assets and liabilities of the LAC reporting unit classified as held for sale at March 27, 2020 were as follows:

(Thousands)
Accounts receivable, net	$3,902
Inventories, net	1,650
Prepaid and other current assets	56
Property, plant, and equipment - net	2,516
Operating lease, right-of-use assets	777
Impairment on carrying value	$(1,713)
Assets held for sale	$7,188

Accounts payable	$1,528
Salaries and wages	236
Other liabilities and accrued items	808
Operating lease liabilities	588
Other long term liabilities	44
Liabilities held for sale	$3,204

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The pending transaction is subject to the entry into a definitive agreement and customary closing conditions and is expected to close no later than the third quarter of 2020.
Excluding the $9.1 million goodwill impairment charge and $1.7 million asset impairment charge recorded in the first quarter of 2020, the operating results of the LAC reporting unit were not material to the Company for any period presented.

Note J — Goodwill
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Total
Balance at December 31, 2019	$1,899	$50,190	$26,922	$79,011
Impairment charge	—	—	(9,053)	(9,053)
Other	—	(126)	—	(126)
Balance at March 27, 2020	$1,899	$50,064	$17,869	$69,832

Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment.
To date the Company has recorded $20.6 million of impairment charges related to goodwill in the LAC reporting unit. See Note I for additional information.

Note K — Customer Prepayments
As of the end of the first quarter of 2020, the Company has received $11.8 million of prepayments from a customer to enable the Company to establish a new manufacturing facility to supply product to the customer.  The Company expects to finalize a long-term supply agreement later this year.  The prepayments from the customer are expected to be applied when commercial production of the product is sold and delivered to the customer.  Accordingly, the $11.8 million of prepayments are classified as Unearned Income in the Consolidated Balance Sheet, and the liability is expected to be settled as commercial shipments are made.

Note L — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the first quarter of 2020 and 2019 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 27,	March 29,	March 27,	March 29,
(Thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (benefit)
Service cost	$—	$1,340	$15	$17
Interest cost	1,215	1,557	53	100
Expected return on plan assets	(2,205)	(2,123)	—	—
Amortization of prior service cost (benefit)	—	120	(374)	(374)
Amortization of net loss (gain)	284	804	(83)	(23)
Net periodic benefit (benefit) cost	$(706)	$1,698	$(389)	$(280)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company did not make any contributions to its domestic defined benefit plan in the first quarter of 2020 and made contributions of $1.5 million in the first quarter of 2019.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.
In May 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company froze the pay and service amounts used to calculate pension benefits for active participants in the pension plan as of January 1, 2020.

Note M — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2020 and 2019 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive (loss) income before reclassifications	(142)	(823)	(778)	(1,743)	—	(873)	(2,616)
Amounts reclassified from accumulated other comprehensive income	(1)	318	321	638	(24)	—	614
Net current period other comprehensive income (loss) before tax	(143)	(505)	(457)	(1,105)	(24)	(873)	(2,002)
Deferred taxes	(33)	(116)	(102)	(251)	(40)	—	(291)
Net current period other comprehensive income (loss) after tax	(110)	(389)	(355)	(854)	16	(873)	(1,711)
Balance at March 27, 2020	$1,214	$(841)	$(330)	$43	$(41,330)	$(5,886)	$(47,173)

Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income (loss) before reclassifications	517	(73)	884	1,328	—	(503)	825
Amounts reclassified from accumulated other comprehensive income	2	(61)	(71)	(130)	660	—	530
Net current period other comprehensive income (loss) before tax	519	(134)	813	1,198	660	(503)	1,355
Deferred taxes	119	(31)	183	271	120	—	391
Net current period other comprehensive income (loss) after tax	400	(103)	630	927	540	(503)	964
Balance at March 29, 2019	$1,663	$(24)	$189	$1,828	$(54,003)	$(5,095)	$(57,270)

Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of (Loss) Income. Reclassifications from accumulated other comprehensive income of gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of (Loss) Income. Refer to Note P for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note L for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note N — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $1.0 million and $2.7 million in the first quarter of 2020 and 2019, respectively.
The Company granted 64,636 stock appreciation rights (SARs) to certain employees during the first three months of 2020. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended March 27, 2020 were $50.95 and $13.67, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.41%
Dividend yield	0.9%
Volatility	31.8%
Expected term (in years)	4.8

The Company granted 60,652 stock-settled restricted stock units (RSUs) to certain employees during the first three months of 2020. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $49.53 for stock-settled RSUs granted to employees during the three months ended March 27, 2020. RSUs are expensed over the vesting period of three years.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first three months of 2020. The weighted-average fair value of the stock-settled PRSUs was $57.65 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 27, 2020, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $13.7 million, and is expected to be recognized over the remaining vesting period of the respective grants.

Note O — Fair Value of Financial Instruments
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 27, 2020 and December 31, 2019:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2020	2019	2020	2019	2020	2019	2020	2019
Financial Assets
Deferred compensation investments	$2,719	$3,391	$2,719	$3,391	$—	$—	$—	$—
Foreign currency forward contracts	175	188	—	—	175	188	—	—
Precious metal swaps	—	35	—	—	—	35	—	—
Copper swaps	—	61	—	—	—	61	—	—
Total	$2,894	$3,675	$2,719	$3,391	$175	$284	$—	$—
Financial Liabilities
Deferred compensation liability	$2,719	$3,391	$2,719	$3,391	$—	$—	$—	$—
Foreign currency forward contracts	438	211	—	—	438	211	—	—
Precious metal swaps	1,093	623	—	—	1,093	623	—	—
Copper swaps	424	28	—	—	424	28	—	—
Total	$4,674	$4,253	$2,719	$3,391	$1,955	$862	$—	$—

The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 27, 2020 and December 31, 2019. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note P — Derivative Instruments and Hedging Activity
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
All derivatives are recorded on the balance sheet at fair value. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income (OCI) until the hedged item is recognized in earnings. The ineffective portion of a derivative's fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income. The fair values of the outstanding derivatives are recorded

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The fair values will also be classified as short-term or long-term depending upon their maturity dates.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of March 27, 2020 and December 31, 2019:

	March 27, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$1,297	$3	$13,734	$95
Other liabilities and accrued items	12,471	21	5,757	16

These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.6 million of foreign currency gains relating to these derivatives during the first quarter of 2020 and included no foreign currency impact in the first quarter of 2019.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of March 27, 2020 and December 31, 2019:

	March 27, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$807	$16	$1,025	$10
Foreign currency forward contracts - euro	12,434	156	3,466	83
Precious metal swaps	—	—	1,116	34
Copper swaps	—	—	1,951	61
Total	13,241	172	7,558	188

Other assets
Precious metal swaps	—	—	157	1

Other liabilities and accrued items
Foreign currency forward contracts - yen	2,780	32	2,355	12
Foreign currency forward contracts - euro	6,956	328	15,686	183
Precious metal swaps	8,441	1,093	7,034	618
Copper swaps	3,140	424	1,266	28
Total	21,317	1,877	26,341	841

Other long-term liabilities
Foreign currency forward contracts - yen	109	4	—	—
Foreign currency forward contracts - euro	1,075	53	—	—
Precious metal swaps	—	—	149	5
Total	1,184	57	149	5

Total	$35,742	$1,762	$34,205	$657

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of March 27, 2020 to the Consolidated Statements of Income within the next 15-month period. Refer to Note M for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the first quarter of 2020 and 2019:

		First Quarter Ended	First Quarter Ended
(Thousands)		March 27, 2020	March 29, 2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(1)	$2
Precious metal swaps	Cost of sales	318	(61)
Copper swaps	Cost of sales	321	(71)
Total		$638	$(130)

Note Q — Contingencies
Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note R ("Contingencies and Commitments") in the Company's 2019 Annual Report on Form 10-K.
One beryllium case was filed in 2019 and was outstanding as of March 27, 2020. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.8 million and $5.9 million at March 27, 2020 and December 31, 2019, respectively. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

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

Coronavirus (COVID-19) First Quarter 2020 Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of the Company’s end markets beginning in the first quarter of 2020 primarily in the form of reduced demand, particularly in the automotive, energy, aerospace and defense, and industrial end markets. The Company also recorded additional reserves for slow-moving and excess inventory of approximately $1.3 million related to the collapse in demand in the oil and gas industry.  The Company also reviewed for any other potential impairment indicators and did not identify any. The Company’s facilities continue to operate with federal and state government approvals due to the qualification of our facilities as essential and critical.  However, we may temporarily shut down our facilities in response to reduced demand due to employees being impacted by COVID-19 or changes in government policy.  The Company also is not currently experiencing any significant supply chain disruptions.  We expect reduced demand to continue at least through the second quarter of 2020, but the extent and timing cannot be reasonably estimated due to the evolving nature of this pandemic.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or cash flows will ultimately be impacted.
The Company suspended its share buyback program late in the first quarter of 2020.  In addition, the Company is currently evaluating the impact of the CARES Act.  See Note F for additional discussion.
From a liquidity perspective, we believe we are well positioned to manage through this global crisis.  We ended the first quarter with total cash of $107.6 million, only $2.1 million of total debt, and $345.8 million of available borrowings under our revolving credit facility.  In order to ensure we have more than adequate liquidity, we borrowed $150.0 million under the revolving credit facility in April 2020.

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	March 27,	March 29,	$	%
(Thousands, except per share data)	2020	2019	Change	Change
Net sales	$277,946	$301,441	$(23,495)	(8)%
Value-added sales	158,666	187,681	(29,015)	(15)%
Gross margin	45,575	69,312	(23,737)	(34)%
Gross margin as a % of value-added sales	29%	37%
Selling, general, and administrative (SG&A) expense	30,744	40,064	(9,320)	(23)%
SG&A expense as a % of value-added sales	19%	21%
Research and development (R&D) expense	4,185	3,740	445	12%
R&D expense as a % of value-added sales	3%	2%
Goodwill impairment charges	9,053	—	9,053	N/A
Held-for-sale impairment charges	1,713	—	1,713	N/A
Restructuring expense	2,164	—	2,164	N/A
Other—net	2,279	4,121	(1,842)	(45)%
Operating (loss) profit	(4,563)	21,387	(25,950)	(121)%
Other non-operating (income) expense—net	(944)	245	(1,189)	(485)%
Interest expense—net	246	466	(220)	(47)%
(Loss) Income before income taxes	(3,865)	20,676	(24,541)	(119)%
Income tax (benefit) expense	(762)	3,770	(4,532)	(120)%
Net (loss) income	$(3,103)	$16,906	$(20,009)	(118)%

Diluted earnings per share	$(0.15)	$0.82	$(0.97)	(118)%
N/A = Not Applicable

Net sales of $277.9 million in the first quarter of 2020 decreased $23.5 million from $301.4 million in the first quarter of 2019. Net sales growth in our Advanced Materials segment was more than offset by decreased net sales in our Performance Alloys and Composites and Precision Coatings segments driven by lower sales volumes. The change in precious metal and copper prices favorably impacted net sales during the first quarter of 2020 by $19.3 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $158.7 million in the first quarter of 2020 decreased $29.0 million, or 15%, compared to the first quarter of 2019. The increase in semiconductor end market sales was more than offset by the decrease in value-added sales due to reduced demand in the aerospace and defense, telecom and data center, and energy end markets.

Gross margin in the first quarter of 2020 was $45.6 million, which was down 34% compared to the first quarter of 2019. Gross margin expressed as a percentage of value-added sales decreased to 29% in the first quarter of 2020 from 37% in the first quarter of 2019. The decrease was primarily driven by unfavorable sales mix and manufacturing yields, as well as a $1.3 million charge to reserve for slow moving and excess inventory related to the oil and gas industry.

SG&A expense was $30.7 million in the first quarter of 2020, compared to $40.1 million in the first quarter of 2019. The decrease in SG&A expense for the first quarter of 2020 was primarily driven by lower variable compensation expense. Expressed as a percentage of value-added sales, SG&A expense was 19% and 21% in the first quarter of 2020 and 2019, respectively.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense accounted for 3% and 2% of value-added sales in the first quarter of 2020 and 2019, respectively. The increase reflects additional investment in new product and application development.

Goodwill and Held-for-sale impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Coatings segment. Refer to Notes I and J to the Consolidated Financial Statements for additional discussion.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first quarter of 2020, we recorded $2.2 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note E to the Consolidated Financial Statements for additional discussion.

Other-net was $2.3 million of expense in the first quarter of 2020, or a $1.8 million decrease from the first quarter of 2019. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note L to the Consolidated Financial Statements for details of the components.

Interest expense-net was $0.2 million and $0.5 million in the first quarter of 2020 and 2019, respectively. The decrease in interest expense in the first quarter of 2020 compared to the first quarter of 2019 is primarily due to interest income on investments held in money market accounts.

Income tax (benefit) expense for the first quarter of 2020 was a benefit of $0.8 million compared to expense of $3.8 million in the first quarter of 2019.  The effective tax rate for the first quarter of 2020 was 19.7% compared to 18.2% in the prior-year period. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. The effective tax rate for the first quarter of 2020 included discrete income tax expense of $0.2 million, primarily related to $0.7 million of tax expense from an impairment of goodwill and $0.4 million of tax benefit related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first quarter of 2019 included a discrete income tax benefit of $0.9 million, primarily related to excess tax benefits from stock-based compensation awards. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2020 and 2019 is as follows:

	First Quarter Ended
	March 27,	March 29,
(Thousands)	2020	2019
Net sales
Performance Alloys and Composites	$99,067	$127,113
Advanced Materials	160,165	144,025
Precision Coatings	18,714	30,303
Other	—	—
Total	$277,946	$301,441

Less: pass-through metal costs
Performance Alloys and Composites	$15,352	$17,512
Advanced Materials	100,977	86,518
Precision Coatings	1,725	7,766
Other	1,226	1,964
Total	$119,280	$113,760

Value-added sales
Performance Alloys and Composites	$83,715	$109,601
Advanced Materials	59,188	57,507
Precision Coatings	16,989	22,537
Other	(1,226)	(1,964)
Total	$158,666	$187,681
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

Performance Alloys and Composites
First Quarter

	First Quarter Ended
	March 27,	March 29,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$99,067	$127,113	$(28,046)	(22)%
Value-added sales	83,715	109,601	(25,886)	(24)%
Operating profit	4,791	18,958	(14,167)	(75)%
Net sales from the Performance Alloys and Composites segment of $99.1 million in the first quarter of 2020 were 22% lower than net sales of $127.1 million in the first quarter of 2019. The decrease was due to reduced sales into all major end markets, with the largest declines in aerospace and defense and telecom and data center.
Value-added sales of $83.7 million in the first quarter of 2020 were 24% lower than value-added sales of $109.6 million in the first quarter of 2019. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
Performance Alloys and Composites generated operating profit of $4.8 million in the first quarter of 2020 compared to $19.0 million in the first quarter of 2019. The decrease in operating profit was primarily due to reduced sales volumes as well as restructuring charges of $2.2 million in the first quarter of 2020 related to the closure of our Warren, Michigan and Fremont, California facilities. In addition, we recorded $1.3 million of additional reserves for slow-moving and excess inventory related to the collapse in demand in the oil and gas industry.

Advanced Materials
First Quarter

	First Quarter Ended
	March 27,	March 29,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$160,165	$144,025	16,140	11%
Value-added sales	59,188	57,507	1,681	3%
Operating profit	4,785	7,080	(2,295)	(32)%
Net sales from the Advanced Materials segment of $160.2 million in the first quarter of 2020 were 11% higher than net sales of $144.0 million in the first quarter of 2019. The increase in net sales was primarily due to the impact of higher pass-through metal prices of $18.6 million, partially offset by a lower mix of precious metal-containing products and the mix of customer-supplied material.
Value-added sales of $59.2 million in the first quarter of 2020 were up 3% compared to value-added sales of $57.5 million in the first quarter of 2019. The increase was primarily driven by improved value-added sales into the semiconductor end market.
The Advanced Materials segment generated operating profit of $4.8 million in the first quarter of 2020 compared to $7.1 million in the first quarter of 2019. Decreased operating profit in the first quarter of 2020, compared to the first quarter of 2019, was the result of unfavorable sales mix and reduced manufacturing yields primarily related to new product introductions.

Precision Coatings
First Quarter

(Thousands)	First Quarter Ended
	March 27,	March 29,	$	%
	2020	2019	Change	Change
Net sales	$18,714	$30,303	(11,589)	(38)%
Value-added sales	16,989	22,537	(5,548)	(25)%
Operating (loss) profit	(9,592)	2,077	(11,669)	(562)%
Net sales from the Precision Coatings segment of $18.7 million in the first quarter of 2020 decreased 38% compared to net sales of $30.3 million in the first quarter of 2019 primarily due to reduced sales volumes and lower mix of precious metal-containing products.
Value-added sales of $17.0 million in the first quarter of 2020 decreased 25% compared to value-added sales of $22.5 million in the first quarter of 2019. The decrease is primarily due to a reduction in value-added sales related to blood glucose test strip products.
The Precision Coatings segment generated an operating loss of $9.6 million in the first quarter of 2020, compared to an operating profit of $2.1 million in the first quarter of 2019. The operating loss was driven by a goodwill impairment charge of $9.1 million and a held-for-sale impairment charge of $1.7 million related to our LAC reporting unit, which met the criteria to be classified as held for sale as of March 27, 2020.
Other
First Quarter

(Thousands)	First Quarter Ended
	March 27,	March 29,	$	%
	2020	2019	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,226)	(1,964)	738	(38)%
Operating loss	(4,547)	(6,728)	2,181	(32)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $4.5 million in the first quarter of 2020 decreased $2.2 million as compared to $6.7 million in the first quarter of 2019. Corporate costs accounted for 3% and 4% of Company-wide value-added sales in the first quarters of 2020 and 2019, respectively. The decrease in corporate costs in the first quarter of 2020, compared to the first quarter of 2019, is primarily related to lower variable compensation expense.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 27,	March 29,	$
(Thousands)	2020	2019	Change
Net cash provided by (used in) operating activities	$9,130	$(12,617)	$21,747
Net cash used in investing activities	(14,779)	(9,321)	(5,458)
Net cash used in financing activities	(11,401)	(6,797)	(4,604)
Effects of exchange rate changes	(381)	(46)	(335)
Net change in cash and cash equivalents	$(17,431)	$(28,781)	$11,350
Net cash provided by operating activities totaled $9.1 million in the first quarter of 2020 versus $12.6 million used in operating activities in the prior-year period. Working capital requirements used cash of $18.7 million and $40.3 million during the first three months of 2020 and 2019, respectively. Cash flows provided by accounts receivable were $25.7 million higher than the prior-year period. Three-month trailing days sales outstanding was approximately 45 days at March 27, 2020 and 47 days at December 31, 2019. Cash flows used for inventory were $16.7 million in the first quarter of 2020, compared to $9.6 million in the prior-year period primarily in our Performance Alloys and Composites segment. Cash flows used for accounts payable and accrued expenses were $13.0 million compared to the prior-year period use of cash of $16.0 million due to higher accounts payable balances related to increased inventory levels.
Net cash used in investing activities was $14.8 million in the first quarter of 2020 compared to $9.3 million in the prior-year period due to increased levels of capital spending. The increase in capital expenditures was due to investments in new equipment funded by customer prepayments.  See Note K to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2020, the Company expects payments for property, plant, and equipment to be approximately $30.0 million, excluding any capital expenditures related to customer prepayments, and mine development expenditures to be approximately $10.0 million.
Net cash used in financing activities totaled $11.4 million in the first quarter of 2020 versus $6.8 million used in financing activities in the comparable prior-year period. The increase in cash used is primarily due to the repurchase of 158,000 of our common shares for $6.8 million in the first quarter of 2020.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, and the current dividend program, environmental remediation projects, and strategic acquisitions. At March 27, 2020, cash and cash equivalents held by our foreign operations totaled $20.3 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of March 27, 2020 and December 31, 2019 is as follows:

	March 27,	December 31,
(Thousands)	2020	2019
Cash and cash equivalents	$107,576	$125,007
Total outstanding debt	2,077	2,218
Net cash	$105,499	$122,789
Available borrowing capacity	$345,772	$340,906
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
In 2019, we amended and restated the agreement governing our $375.0 million revolving credit facility (Credit Agreement). The maturity date of the Credit Agreement was extended from 2020 to 2024, and the Credit Agreement provides more favorable interest rates under certain circumstances. In addition, the Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets.

The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 27, 2020. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
In April 2020, we borrowed $150.0 million under our Credit Agreement as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $111.5 million as of March 27, 2020, compared to $140.7 million as of December 31, 2019. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. In the first three months of 2020, we repurchased 158,000 shares of our common stock for $6.8 million. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million. Due to the COVID-19 pandemic, we have temporarily suspended our share repurchase program.
We paid cash dividends of $2.2 million on our common stock in the first quarter of 2020. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $338.5 million as of March 27, 2020, versus $309.3 million as of December 31, 2019. We were in compliance with all of the covenants contained in the consignment agreements as of March 27, 2020 and December 31, 2019. For additional information on our contractual obligations, refer to our 2019 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2019 Annual Report on Form 10-K.
Held for Sale
The Company records assets and liabilities of a business to be sold as held for sale in the Consolidated Balance Sheet when all the required criteria are met. The held for sale assets and liabilities are initially measured at the lesser of their carrying value or fair value less cost to sell, with any resulting loss being immediately recognized. In each subsequent reporting period until the business is sold, the Company continues to estimate the fair value less cost to sell of the business and recognizes any additional losses, or any gains to the extent losses were previously recorded on the held for sale assets and liabilities.
As of March 27, 2020, the Company committed to a plan to sell its LAC reporting unit within the Precision Coatings segment and determined that it met the criteria to be classified as held for sale. Therefore, its assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of March 27, 2020. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. The Company entered into a letter of intent to sell the LAC reporting unit in March 2020.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required. Based on the letter of intent entered into by the Company and the prospective buyer, the Company recorded a goodwill impairment charge of $9.1 million to write-off the remaining balance of goodwill for the LAC reporting unit. The Company determined fair value based on its expected proceeds to be received, which it concluded is most representative of the value of the assets.
The Company then estimated the fair value of the disposal group as a whole and compared the fair value to the remaining carrying value. Based on this review, the Company recorded an additional $1.7 million held-for-sale impairment charge.
See Note I to the Consolidated Financial Statements for additional information.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪	Actual net sales, operating rates, and margins for 2020;

▪	The global economy, including the impact of tariffs and trade agreements;

▪	The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity;

▪	The impact of any U.S. Federal Government shutdowns and sequestrations;

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

▪	The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪	Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪	The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

▪	Our ability to successfully complete the disposition of our LAC business;

▪	The disruptions on operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and

•	The risk factors set forth in Part 1, Item 1A of our 2019 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2019 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 27, 2020 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 27, 2020.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of March 27, 2020, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. In 2019, one new beryllium case was filed. In Ronald Dwayne Manning v. Arconic Inc. et al., case number 19CI000219, filed in the Superior Court of the State of California, Tehama County, the Company is one of four named defendants and 120 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products during his employment as an auto mechanic, welder, sprinkler installer, and movie projector operator, and asserts claims for negligence, strict liability, fraudulent concealment, and breach of implied warranties. The plaintiff seeks economic damages, non-economic damages, consequential damages, and punitive damages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

The Company has insurance coverage, which may apply, subject to an annual deductible.

Item 1A.	Risk Factors

The information set forth in this quarterly report on Form 10-Q, including, without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., “Risk Factors,” in our 2019 Annual Report on Form 10-K.

Our business, results of operations, financial position, and cash flows have been and are expected to continue to be adversely affected by the COVID-19 pandemic.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to the majority of the regions of the world.  The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020.  To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets.  Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial position, and cash flows.  Such effects may be material and the potential impacts include, but are not limited to:

•
disruptions to our facilities, including as a result of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including additional cleaning and disinfecting procedures;

•	disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases, and closures of businesses or facilities;

•
reductions in our operating effectiveness due to workforce disruptions resulting from “shelter in place," “stay at home” orders, the need for social distancing, and the unavailability of key personnel necessary to conduct our business activities; and

•	volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

In addition, we cannot predict the impact that COVID-19 will have on our customers, employees, suppliers, and distributors, and any adverse impacts on these parties may have a material adverse impact on our business. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 27, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2020	—	$—	—	$15,081,991
February 1 through February 28, 2020	44,782	49.24	36,000	13,300,234
February 29 through March 27, 2020	149,133	44.09	122,000	8,316,239
Total	193,915	$45.28	158,000	$8,316,239

(1)
Includes 8,782 and 27,133 shares surrendered to the Company in February and March, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended March 27, 2020, we repurchased 158,000 shares at an average price of $42.82 per share, or $6.8 million in the aggregate. As of March 27, 2020, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

10.1	Materion and Subsidiaries Management Incentive Plan for the 2020 Plan Year*
10.2	Form of 2020 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020*
10.3	Form of 2020 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020*
10.4	Form of 2020 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 27, 2020*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 23, 2020
/s/ Joseph P. Kelley
Joseph P. Kelley
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)