Form 10-Q
period 2020-06-26
MATERION Corp
filed 2020-07-23
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at June 26, 2020: 20,322,225.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(Thousands, except per share amounts)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$271,468	$297,843	$549,414	$599,284
Cost of sales	223,378	228,249	455,749	460,378
Gross margin	48,090	69,594	93,665	138,906
Selling, general, and administrative expense	32,852	39,891	63,596	79,955
Research and development expense	4,502	4,062	8,687	7,802
Goodwill impairment charges	—	—	9,053	—
Held for sale impairment charges	—	—	1,713	—
Restructuring expense	2,387	—	4,551	—
Other—net	(357)	2,891	1,922	7,012
Operating profit	8,706	22,750	4,143	44,137
Other non-operating (income) expense—net	(851)	3,112	(1,795)	3,357
Interest expense—net	1,259	500	1,505	966
Income before income taxes	8,298	19,138	4,433	39,814
Income tax expense	1,620	3,598	858	7,368
Net income	$6,678	$15,540	$3,575	$32,446
Basic earnings per share:
Net income per share of common stock	$0.33	$0.76	$0.18	$1.60
Diluted earnings per share:
Net income per share of common stock	$0.32	$0.75	$0.17	$1.57
Weighted-average number of shares of common stock outstanding:
Basic	20,317	20,383	20,350	20,326
Diluted	20,554	20,666	20,587	20,635

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(Thousands)	2020	2019	2020	2019
Net income	$6,678	$15,540	$3,575	$32,446
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,166	339	293	(164)
Derivative and hedging activity, net of tax	347	(1,000)	(507)	(73)
Pension and post-employment benefit adjustment, net of tax	89	13,953	105	14,493
Other comprehensive income (loss)	1,602	13,292	(109)	14,256
Comprehensive income	$8,280	$28,832	$3,466	$46,702

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 26,	Dec. 31,
(Thousands)	2020	2019
Assets
Current assets
Cash and cash equivalents	$265,068	$125,007
Accounts receivable, net	146,527	154,751
Inventories, net	209,847	190,390
Prepaid and other current assets	29,191	21,839
Assets held for sale	5,811	—
Total current assets	656,444	491,987
Deferred income taxes	1,669	1,666
Property, plant, and equipment	924,620	916,965
Less allowances for depreciation, depletion, and amortization	(685,355)	(684,689)
Property, plant, and equipment—net	239,265	232,276
Operating lease, right-of-use assets	48,942	23,413
Intangible assets	5,732	6,380
Other assets	19,169	17,937
Goodwill	70,001	79,011
Total Assets	$1,041,222	$852,670
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$151,731	$868
Accounts payable	52,093	43,206
Salaries and wages	24,367	41,167
Other liabilities and accrued items	33,429	32,477
Income taxes	1,779	1,342
Unearned revenue	3,003	3,380
Liabilities held for sale	2,126	—
Total current liabilities	268,528	122,440
Other long-term liabilities	10,117	11,560
Operating lease liabilities	44,830	18,091
Finance lease liabilities	16,939	17,424
Retirement and post-employment benefits	32,389	32,466
Unearned income	57,799	32,891
Long-term income taxes	3,508	3,451
Deferred income taxes	2,172	2,410
Long-term debt	—	1,260
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at June 26 and December 31)	256,756	249,674
Retained earnings	588,803	589,888
Common stock in treasury	(198,726)	(186,845)
Accumulated other comprehensive loss	(45,571)	(45,462)
Other equity	3,678	3,422
Total shareholders' equity	604,940	610,677
Total Liabilities and Shareholders’ Equity	$1,041,222	$852,670

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 26,	June 28,
(Thousands)	2020	2019
Cash flows from operating activities:
Net income	$3,575	$32,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	23,522	22,607
Amortization of deferred financing costs in interest expense	364	472
Stock-based compensation expense (non-cash)	3,966	3,541
Deferred income tax (benefit) expense	(234)	4,578
Net pension curtailments and settlements	94	3,296
Held for sale impairment charges	10,766	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,331	(11,778)
Decrease (increase) in inventory	(20,585)	1,306
Decrease (increase) in prepaid and other current assets	(7,264)	(588)
Increase (decrease) in accounts payable and accrued expenses	(7,634)	(18,813)
Increase (decrease) in unearned revenue	(257)	(88)
Increase (decrease) in interest and taxes payable	1,058	(1,130)
Increase (decrease) in unearned income due to customer prepayments	26,713	—
Domestic pension plan contributions	—	(3,000)
Other-net	(2,982)	(2,803)
Net cash provided by operating activities	36,433	30,046
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(32,034)	(13,833)
Payments for mine development	—	(1,591)
Proceeds from sale of property, plant, and equipment	33	15
Net cash used in investing activities	(32,001)	(15,409)
Cash flows from financing activities:
Short-term debt under revolving credit agreement	150,000	—
Repayment of long-term debt	(428)	(397)
Principal payments under finance lease obligations	(626)	(599)
Cash dividends paid	(4,582)	(4,368)
Repurchase of common stock	(6,766)	(199)
Payments of withholding taxes for stock-based compensation awards	(2,025)	(4,763)
Net cash provided by (used in) financing activities	135,573	(10,326)
Effects of exchange rate changes	56	(100)
Net change in cash and cash equivalents	140,061	4,211
Cash and cash equivalents at beginning of period	125,007	70,645
Cash and cash equivalents at end of period	$265,068	$74,856

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at March 27, 2020	20,310	(6,838)	$253,967	$584,505	$(198,311)	$(47,173)	$3,490	$596,478
Net income	—	—	—	6,678	—	—	—	6,678
Other comprehensive income (loss)	—	—	—	—	—	1,602	—	1,602
Cash dividends declared ($0.115 per share)	—	—	—	(2,337)	—	—	—	(2,337)
Stock-based compensation activity	11	11	2,775	(43)	(259)	—	—	2,473
Payments of withholding taxes for stock-based compensation awards	—	—	—	—	(10)	—	—	(10)
Directors’ deferred compensation	1	1	14	—	(146)	—	188	56
Balance at June 26, 2020	20,322	(6,826)	$256,756	$588,803	$(198,726)	$(45,571)	$3,678	$604,940

Balance at March 29, 2019	20,354	(6,794)	$241,480	$562,941	$(184,812)	$(57,270)	$4,538	$566,877
Net income	—	—	—	15,540	—	—	—	15,540
Other comprehensive income	—	—	—	—	—	9,996	—	9,996
Pension curtailment	—	—	—	—	—	3,296	—	3,296
Cash dividends declared ($0.11 per share)	—	—	—	(2,243)	—	—	—	(2,243)
Stock-based compensation activity	55	55	4,287	(27)	(2,266)	—	—	1,994
Payments of withholding taxes for stock-based compensation awards	(12)	(12)	—	—	(785)	—	—	(785)
Directors’ deferred compensation	2	2	18	—	639	—	(547)	110
Balance at June 28, 2019	20,399	(6,749)	$245,785	$576,211	$(187,224)	$(43,978)	$3,991	$594,785

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2019	20,404	(6,744)	$249,674	$589,888	$(186,845)	$(45,462)	$3,422	$610,677
Net income	—	—	—	3,575	—	—	—	3,575
Other comprehensive income (loss)	—	—	—	—	—	(109)	—	(109)
Cash dividends declared ($0.225 per share)	—	—	—	(4,582)	—	—	—	(4,582)
Stock-based compensation activity	110	110	7,037	(78)	(2,902)	—	—	4,057
Payments of withholding taxes for stock-based compensation awards	(36)	(36)	—	—	(2,025)	—	—	(2,025)
Repurchase of shares	(158)	(158)	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	2	2	45	—	(188)	—	256	113
Balance at June 26, 2020	20,322	(6,826)	$256,756	$588,803	$(198,726)	$(45,571)	$3,678	$604,940

Balance at December 31, 2018	20,242	(6,906)	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906
Net income	—	—	—	32,446	—	—	—	32,446
Other comprehensive income	—	—	—	—	—	10,960	—	10,960
Pension curtailment	—	—	—	—	—	3,296	—	3,296
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.215 per share)	—	—	—	(4,368)	—	—	—	(4,368)
Stock-based compensation activity	247	247	11,046	(62)	(7,443)	—	—	3,541
Payments of withholding taxes for stock-based compensation awards	(87)	(87)	—	—	(4,763)	—	—	(4,763)
Repurchase of shares	(5)	(5)	—	—	(199)	—	—	(199)
Directors’ deferred compensation	2	2	35	—	607	—	(497)	145
Balance at June 28, 2019	20,399	(6,749)	$245,785	$576,211	$(187,224)	$(43,978)	$3,991	$594,785

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

New Pronouncements Adopted: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company adopted this guidance as of January 1, 2020, and the adoption did not have a material effect on the Company’s consolidated financial statements. Accounts receivable were net of an allowance for credit losses of $0.7 million and $0.4 million at June 26, 2020 and December 31, 2019, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which is significant.
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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Second Quarter 2020
Net sales	$101,614	$150,108	$19,746	$—	$271,468
Intersegment sales	(213)	8,997	—	—	8,784
Operating profit (loss)	8,244	4,370	2,091	(5,999)	8,706
Second Quarter 2019
Net sales	$135,231	$133,238	$29,374	$—	$297,843
Intersegment sales	6	19,260	—	—	19,266
Operating profit (loss)	19,328	6,139	3,937	(6,654)	22,750

First Six Months 2020
Net sales	$200,681	$310,273	$38,460	$—	$549,414
Intersegment sales	2	18,188	—	—	18,190
Operating profit (loss)	13,035	9,155	(7,501)	(10,546)	4,143
First Six Months 2019
Net sales	$262,344	$277,263	$59,677	$—	$599,284
Intersegment sales	15	36,473	—	—	36,488
Operating profit (loss)	38,286	13,219	6,014	(13,382)	44,137

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2020 and 2019, respectively:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Second Quarter 2020
End Market
Semiconductor	$1,537	$123,908	$232	$—	$125,677
Industrial	23,831	8,419	2,574	—	34,824
Aerospace and Defense	17,952	1,650	4,119	—	23,721
Consumer Electronics	9,956	21	3,404	—	13,381
Automotive	16,415	1,186	7	—	17,608
Energy	5,590	9,327	—	—	14,917
Telecom and Data Center	12,586	788	—	—	13,374
Other	13,747	4,809	9,410	—	27,966
Total	$101,614	$150,108	$19,746	$—	$271,468

Second Quarter 2019
End Market
Semiconductor	$1,303	$101,634	$93	$—	$103,030
Industrial	28,585	7,704	3,842	—	40,131
Aerospace and Defense	26,046	1,125	4,750	—	31,921
Consumer Electronics	22,663	500	4,430	—	27,593
Automotive	16,564	1,669	365	—	18,598
Energy	11,303	16,027	—	—	27,330
Telecom and Data Center	18,244	713	—	—	18,957
Other	10,523	3,866	15,894	—	30,283
Total	$135,231	$133,238	$29,374	$—	$297,843

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Six Months 2020
End Market
Semiconductor	$2,443	$244,727	$243	$—	$247,413
Industrial	47,171	16,781	5,671	—	69,623
Aerospace and Defense	32,158	3,077	9,228	—	44,463
Consumer Electronics	24,651	138	6,946	—	31,735
Automotive	34,579	3,266	24	—	37,869
Energy	11,019	32,795	—	—	43,814
Telecom and Data Center	22,575	1,658	—	—	24,233
Other	26,085	7,831	16,348	—	50,264
Total	$200,681	$310,273	$38,460	$—	$549,414

First Six Months 2019
End Market
Semiconductor	$3,268	$206,725	$205	$—	$210,198
Industrial	55,015	15,632	7,992	—	78,639
Aerospace and Defense	53,120	2,618	9,622	—	65,360
Consumer Electronics	36,218	705	7,916	—	44,839
Automotive	37,277	3,023	587	—	40,887
Energy	22,397	38,224	—	—	60,621
Telecom and Data Center	35,836	914	—	—	36,750
Other	19,213	9,422	33,355	—	61,990
Total	$262,344	$277,263	$59,677	$—	$599,284

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at June 26, 2020. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at June 26, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $29.2 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	June 26, 2020	December 31, 2019	$ change	% change
Accounts receivable, trade	$141,465	$141,168	$297	—%
Unbilled receivables	5,218	13,583	(8,365)	(62)%
Unearned revenue	3,003	3,380	(377)	(11)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the second quarter and first six months of 2020.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $3.1 million of the unearned amounts as revenue during the first six months of 2020.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net
Other-net for the second quarter and first six months of 2020 and 2019 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(Thousands)	2020	2019	2020	2019
Metal consignment fees	$2,037	$2,225	$4,266	$5,316
Amortization of intangible assets	106	368	294	758
Foreign currency (gain) loss	(2,486)	307	(2,548)	384
Net loss on disposal of fixed assets	9	118	55	142
Other items	(23)	(127)	(145)	412
Total	$(357)	$2,891	$1,922	$7,012

Note E — Restructuring

In the first half of 2020, the Company initiated a restructuring plan in its Performance Alloys and Composites (PAC) segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $2.4 million and $4.6 million in the second quarter and first six months of 2020, respectively. In the second quarter of 2020, these costs included $0.9 million of severance associated with approximately 60 employees and $1.5 million of facility and other related costs. Included in restructuring charges for the first six months of 2020 was $1.4 million of severance associated with approximately 60 employees and $3.1 million of facility and other related costs.
Remaining severance payments of $1.2 million and facility costs of $0.4 million related to these initiatives are reflected within Other liabilities and accrued items in the Consolidated Balance Sheets. The Company expects to incur additional costs related to these initiatives of approximately $4 million in the remainder of 2020.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Income Taxes

The Company's effective tax rate for the second quarter of 2020 and 2019 was 19.5% and 18.8%, respectively, and 19.4% and 18.5% for the first six months of 2020 and 2019, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. Additionally, the effective tax rate for the first six months of 2020 included a net discrete income tax expense of $0.8 million, primarily related to an impairment of goodwill. The effective tax rate for the first six months of 2019 included a net discrete income tax benefit of $0.5 million, primarily related to excess tax benefits from stock-based compensation awards.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  While the Company continues to examine the impacts the CARES Act may have on its business, it does not expect it will have a material impact to its consolidated financial statements.
On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions. Also, on July 20, 2020 the U.S. Treasury Department released final tax regulations permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. The Company is currently assessing the impact of the new legislation to its consolidated financial statements.

Note G — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(Thousands, except per share amounts)	2020	2019	2020	2019
Numerator for basic and diluted EPS:
Net income	$6,678	$15,540	$3,575	$32,446
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,317	20,383	20,350	20,326
Effect of dilutive securities:
Stock appreciation rights	36	76	36	92
Restricted stock units	63	76	80	77
Performance-based restricted stock units	138	131	121	140
Diluted potential common shares	237	283	237	309
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,554	20,666	20,587	20,635
Basic EPS	$0.33	$0.76	$0.18	$1.60
Diluted EPS	$0.32	$0.75	$0.17	$1.57
Adjusted weighted-average shares outstanding-diluted excludes securities totaling 191,500 and 84,509 for the quarters ended June 26, 2020 and June 28, 2019, respectively, and 230,893 and 144,154 for the six months ended June 26, 2020 and June 28, 2019, respectively. These securities primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices less than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note H — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 26,	December 31,
(Thousands)	2020	2019
Raw materials and supplies	$54,720	$35,612
Work in process	172,678	177,780
Finished goods	30,304	25,506
Subtotal	$257,702	$238,898
Less: LIFO reserve balance	47,855	48,508
Inventories	$209,847	$190,390
The liquidation of last in, first out (LIFO) inventory layers increased cost of sales by $0.1 million in the second quarter and first six months of both 2020 and 2019.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $333.9 million as of June 26, 2020 versus $309.3 million as of December 31, 2019.
Note I — Held for Sale
In the first six months of 2020, the Company committed to a plan to sell its Large Area Coatings (LAC) reporting unit within the Precision Coatings segment and determined that it met the criteria to be classified as held for sale. Therefore, its assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of June 26, 2020. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell.
Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required. The Company recorded a goodwill impairment charge of $9.1 million in the first half of 2020 to write-off the remaining balance of goodwill for the LAC reporting unit. The Company determined fair value based on its expected proceeds to be received, which it concluded is most representative of the value of the assets.
The Company then estimated the fair value of the disposal group as a whole, less costs to sell, and compared the fair value to the remaining carrying value. Based on this review, the Company recorded a $1.7 million asset impairment loss in the first six months of 2020. No additional impairment charges were recorded in the second quarter of 2020.
The assets and liabilities of the LAC reporting unit classified as held for sale at June 26, 2020 were as follows:

(Thousands)
Accounts receivable, net	$2,987
Inventories, net	1,305
Prepaid and other current assets	8
Property, plant, and equipment - net	2,508
Operating lease, right-of-use assets	716
Impairment on carrying value	(1,713)
Assets held for sale	$5,811

Accounts payable	$870
Salaries and wages	245
Other liabilities and accrued items	228
Operating lease liabilities	728
Other long term liabilities	55
Liabilities held for sale	$2,126

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Excluding the $9.1 million goodwill impairment charge and $1.7 million asset impairment charge recorded in the first half of 2020, the operating results of the LAC reporting unit were not material to the Company for any period presented.

Note J — Goodwill
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Total
Balance at December 31, 2019	$1,899	$50,190	$26,922	$79,011
Impairment charge	—	—	(9,053)	(9,053)
Other	—	43	—	43
Balance at June 26, 2020	$1,899	$50,233	$17,869	$70,001
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment.

Note K — Customer Prepayments
The Company entered into an investment agreement with a customer to procure equipment to manufacture product for the customer. The customer will make prepayments to the Company in the amount of approximately $70 million in the aggregate to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when commercial production of the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, $31.4 million of prepayments are classified as Unearned Income in the Consolidated Balance Sheet, of which $19.6 million were received during the second quarter of 2020, and the liability is expected to be settled as commercial shipments are made.

Note L — Leases
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The weighted average remaining lease term for the Company's operating and finance leases as of June 26, 2020 was 13.57 years and 19.37 years, respectively.

The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company's operating and finance lease liabilities as of June 26, 2020 was 6.41% and 5.31%, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The components of operating and finance lease cost for the second quarter and first six months of 2020 and 2019 were as follows:

	Second Quarter Ended		Six Months Ended
(Thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Components of lease expense
Operating lease cost	$2,274	$2,291	$4,532	$5,003

Finance lease cost
Amortization of right-of-use assets	350	354	701	710
Interest on lease liabilities	238	259	482	522
Total lease cost	$2,862	$2,904	$5,715	$6,235

Operating lease expense amounted to $2.3 million and $4.5 million during the second quarter and first six months of 2020, respectively, compared to $2.3 million and $5.0 million, respectively, during the same periods of 2019. The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to the Company's operating and finance leases as of June 26, 2020 and December 31, 2019 was as follows:

	June 26,	Dec. 31,
(Thousands)	2020	2019
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$48,942	$23,413
Other liabilities and accrued items	5,298	6,542
Operating lease liabilities	44,830	18,091

Finance Leases
Property, plant, and equipment	$26,258	$26,069
Allowances for depreciation, depletion, and amortization	(4,035)	(3,570)
Finance lease assets, net	$22,223	$22,499
Other liabilities and accrued items	$1,305	$1,265
Finance lease liabilities	16,939	17,424
Total principal payable on finance leases	$18,244	$18,689

Future maturities of the Company's lease liabilities as of June 26, 2020 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2020	$1,119	$3,986
2021	2,238	7,841
2022	2,238	6,846
2023	1,528	6,548
2024	1,174	4,704
2025 and thereafter	21,126	46,967
Total lease payments	29,423	76,892
Less amount of lease payment representing interest	11,179	26,764
Total present value of lease payments	$18,244	$50,128

Supplemental cash flow information related to leases for the first six months of 2020 and 2019 were as follows:

	Six Months Ended
(Thousands)	June 26, 2020	June 28, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,275	$7,710
Operating cash flows from finance leases	482	522
Financing cash flows from finance leases	626	599

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note M — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the second quarter and first six months of 2020 and 2019 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 26,	June 28,	June 26,	June 28,
(Thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (credit)
Service cost	$—	$1,418	$15	$18
Interest cost	1,215	1,347	53	99
Expected return on plan assets	(2,205)	(2,167)	—	—
Amortization of prior service cost (benefit)	—	122	(374)	(375)
Amortization of net loss (gain)	284	627	(83)	(23)
Net periodic benefit (credit) cost	$(706)	$1,347	$(389)	$(281)
Net pension settlements/curtailments	94	3,296	—	—
Total net benefit cost	$(612)	$4,643	$(389)	$(281)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(Thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (credit)
Service cost	$—	$2,758	$31	$35
Interest cost	2,429	2,904	107	199
Expected return on plan assets	(4,410)	(4,290)	—	—
Amortization of prior service cost (benefit)	—	242	(749)	(749)
Amortization of net loss (gain)	568	1,431	(166)	(46)
Net periodic benefit (credit) cost	$(1,413)	$3,045	$(777)	$(561)
Net pension settlements/curtailments	94	3,296	—	—
Total net benefit cost	$(1,319)	$6,341	$(777)	$(561)
The Company did not make any contributions to its domestic defined benefit plan in the first six months of 2020 and made contributions of $3.0 million in the first six months of 2019.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note N — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2020 and 2019 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at March 27, 2020	$1,214	$(841)	$(330)	$43	$(41,330)	$(5,886)	$(47,173)
Other comprehensive (loss) income before reclassifications	(201)	(411)	426	(186)	—	1,166	980
Amounts reclassified from accumulated other comprehensive income	8	491	132	631	70	—	701
Net current period other comprehensive income (loss) before tax	(193)	80	558	445	70	1,166	1,681
Deferred taxes	(44)	18	124	98	(19)	—	79
Net current period other comprehensive income (loss) after tax	(149)	62	434	347	89	1,166	1,602
Balance at June 26, 2020	$1,065	$(779)	$104	$390	$(41,241)	$(4,720)	$(45,571)

Balance at March 29, 2019	$1,663	$(24)	$189	$1,828	$(54,003)	$(5,095)	$(57,270)
Other comprehensive income (loss) before reclassifications	(269)	(563)	(580)	(1,412)	14,224	339	13,151
Amounts reclassified from accumulated other comprehensive income	(46)	(1)	163	116	3,781	—	3,897
Net current period other comprehensive income (loss) before tax	(315)	(564)	(417)	(1,296)	18,005	339	17,048
Deferred taxes	(72)	(130)	(94)	(296)	4,052	—	3,756
Net current period other comprehensive income (loss) after tax	(243)	(434)	(323)	(1,000)	13,953	339	13,292
Balance at June 28, 2019	$1,420	$(458)	$(134)	$828	$(40,050)	$(4,756)	$(43,978)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive (loss) income before reclassifications	(343)	(1,234)	(352)	(1,929)	—	293	(1,636)
Amounts reclassified from accumulated other comprehensive income	7	809	453	1,269	46	—	1,315
Net current period other comprehensive income (loss) before tax	(336)	(425)	101	(660)	46	293	(321)
Deferred taxes	(77)	(98)	22	(153)	(59)	—	(212)
Net current period other comprehensive income (loss) after tax	(259)	(327)	79	(507)	105	293	(109)
Balance at June 26, 2020	$1,065	$(779)	$104	$390	$(41,241)	$(4,720)	$(45,571)

Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive (loss) income before reclassifications	248	(636)	304	(84)	14,224	(164)	13,976
Amounts reclassified from accumulated other comprehensive income	(44)	(62)	92	(14)	4,441	—	4,427
Net current period other comprehensive income (loss) before tax	204	(698)	396	(98)	18,665	(164)	18,403
Deferred taxes	47	(161)	89	(25)	4,172	—	4,147
Net current period other comprehensive income (loss) after tax	157	(537)	307	(73)	14,493	(164)	14,256
Balance at June 28, 2019	$1,420	$(458)	$(134)	$828	$(40,050)	$(4,756)	$(43,978)
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
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note M for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note O — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was $3.1 million and $4.1 million in the second quarter and first six months of 2020, respectively, compared to $3.5 million and $6.2 million, respectively, in the same periods of 2019.
The Company granted 64,636 stock appreciation rights (SARs) to certain employees during the first six months of 2020. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended June 26, 2020 were $50.95 and $13.67, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.41%
Dividend yield	0.9%
Volatility	31.8%
Expected term (in years)	4.8
The Company granted 62,841 stock-settled restricted stock units (RSUs) to certain employees and 15,976 to non-employee directors during the first six months of 2020. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $49.34 and $48.42 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the six months ended June 26, 2020. RSUs are expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2020. The weighted-average fair value of the stock-settled PRSUs was $57.65 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At June 26, 2020, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $12.6 million, and is expected to be recognized over the remaining vesting period of the respective grants.

Note P — Fair Value of Financial Instruments
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 26, 2020 and December 31, 2019:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2020	2019	2020	2019	2020	2019	2020	2019
Financial Assets
Deferred compensation investments	$2,625	$3,391	$2,625	$3,391	$—	$—	$—	$—
Foreign currency forward contracts	2,220	188	—	—	2,220	188	—	—
Precious metal swaps	—	35	—	—	—	35	—	—
Copper swaps	137	61	—	—	137	61	—	—
Total	$4,982	$3,675	$2,625	$3,391	$2,357	$284	$—	$—
Financial Liabilities
Deferred compensation liability	$2,625	$3,391	$2,625	$3,391	$—	$—	$—	$—
Foreign currency forward contracts	523	211	—	—	523	211	—	—
Precious metal swaps	1,013	623	—	—	1,013	623	—	—
Copper swaps	3	28	—	—	3	28	—	—
Total	$4,164	$4,253	$2,625	$3,391	$1,539	$862	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of June 26, 2020 and December 31, 2019. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note Q — Derivative Instruments and Hedging Activity
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of June 26, 2020 and December 31, 2019:

	June 26, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$152,803	$2,198	$13,734	$95
Other liabilities and accrued items	9,786	63	5,757	16
These outstanding foreign currency derivatives were related to balance sheet hedges, intercompany loans, and a foreign currency hedge for the purchase of Optics Balzers AG (Optics Balzers), which the Company agreed to buy in June 2020. See Note T for additional information. Other-net included $1.7 million and $2.3 million of foreign currency gains relating to these derivatives during the second quarter and first six months of 2020, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of June 26, 2020 and December 31, 2019:

	June 26, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$—	$—	$1,025	$10
Foreign currency forward contracts - euro	5,084	22	3,466	83
Precious metal swaps	—	—	1,116	34
Copper swaps	2,235	137	1,951	61
Total	7,319	159	7,558	188

Other assets
Precious metal swaps	—	—	157	1

Other liabilities and accrued items
Foreign currency forward contracts - yen	2,031	25	2,355	12
Foreign currency forward contracts - euro	11,974	420	15,686	183
Precious metal swaps	5,910	1,004	7,034	618
Copper swaps	293	3	1,266	28
Total	20,208	1,452	26,341	841

Other long-term liabilities
Foreign currency forward contracts - yen	112	1	—	—
Foreign currency forward contracts - euro	553	14	—	—
Precious metal swaps	172	9	149	5
Total	837	24	149	5

Total	$28,364	$1,317	$34,205	$657
All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of June 26, 2020 to the Consolidated Statements of Income within the next 15-month period. Refer to Note N for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the second quarter and first six months of 2020 and 2019:

		Second Quarter Ended	Second Quarter Ended
(Thousands)		June 26, 2020	June 28, 2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$8	$(46)
Precious metal swaps	Cost of sales	491	(1)
Copper swaps	Cost of sales	132	163
Total		$631	$116

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Six Months Ended	Six Months Ended
(Thousands)		June 26, 2020	June 28, 2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$7	$(44)
Precious metal swaps	Cost of sales	809	(62)
Copper swaps	Cost of sales	453	92
Total		$1,269	$(14)

Note R — Contingencies
Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note R ("Contingencies and Commitments") in the Company's 2019 Annual Report on Form 10-K.
Two beryllium cases were outstanding as of June 26, 2020. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $6.0 million and $5.9 million at June 26, 2020 and December 31, 2019, respectively. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note S — Debt
In the second quarter of 2020, the Company borrowed $150.0 million under its revolving credit facility, and the remaining borrowing capacity as of June 26, 2020 was $179.1 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2024.

Note T — Subsequent Event
In July 2020, the Company completed the acquisition of Optics Balzers, an industry leader in thin film optical coatings, with a final transaction value of approximately $160 million, including the assumption of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility in the second quarter of 2020.

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
Coronavirus (COVID-19) Second Quarter 2020 Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of the Company’s end markets beginning in the first half of 2020 primarily in the form of reduced demand, particularly in the consumer electronics, automotive, energy, aerospace and defense, and industrial end markets. In the first six months of 2020, the Company recorded additional reserves for slow-moving and excess inventory of approximately $1.3 million related to the collapse in demand in the oil and gas industry.  The Company also reviewed for any other potential impairment indicators and did not identify any. We may temporarily shut down our facilities in response to reduced demand, due to employees being impacted by COVID-19, or changes in government policy. The Company is not experiencing any significant supply chain disruptions.  We expect reduced demand to continue at least through the remainder of 2020, but the extent and timing cannot be reasonably estimated due to the evolving nature of this pandemic.
In the second quarter of 2020, the Company incurred $2.7 million of expense related to COVID-19. These costs were primarily related to premium pay for production workers who were deemed essential to work onsite during the pandemic.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot predict the extent to which our business, results of operations, financial condition, or cash flows will ultimately be impacted.
The Company suspended its share buyback program in the first quarter of 2020.  In addition, the Company is currently evaluating the impact of the CARES Act.  See Note F to the Consolidated Financial Statements for additional discussion.
From a liquidity perspective, we believe we are well positioned to manage through this global crisis. In order to ensure we have more than adequate liquidity, we borrowed $150.0 million under the revolving credit facility in April 2020. We ended the second quarter with total cash of $265.1 million and $151.8 million of total debt, or in a net cash position of $113.3 million. In addition, we had $179.1 million of available borrowings under our revolving credit facility as of the end of the second quarter.
Additionally, in July 2020, we completed the acquisition of Optics Balzers for a total transaction value of approximately $160 million, including the assumption of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility in the second quarter of 2020.

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	June 26,	June 28,	$	%
(Thousands, except per share data)	2020	2019	Change	Change
Net sales	$271,468	$297,843	$(26,375)	(9)%
Value-added sales	161,569	194,896	(33,327)	(17)%
Gross margin	48,090	69,594	(21,504)	(31)%
Gross margin as a % of value-added sales	30%	36%
Selling, general, and administrative (SG&A) expense	32,852	39,891	(7,039)	(18)%
SG&A expense as a % of value-added sales	20%	20%
Research and development (R&D) expense	4,502	4,062	440	11%
R&D expense as a % of value-added sales	3%	2%
Restructuring expense	2,387	—	2,387	N/A
Other—net	(357)	2,891	(3,248)	(112)%
Operating profit	8,706	22,750	(14,044)	(62)%
Other non-operating (income) expense—net	(851)	3,112	(3,963)	(127)%
Interest expense—net	1,259	500	759	152%
Income before income taxes	8,298	19,138	(10,840)	(57)%
Income tax expense	1,620	3,598	(1,978)	(55)%
Net income	$6,678	$15,540	$(8,862)	(57)%

Diluted earnings per share	$0.32	$0.75	$(0.43)	(57)%
N/A = Not Applicable

Net sales of $271.5 million in the second quarter of 2020 decreased $26.3 million from $297.8 million in the second quarter of 2019. Net sales growth in our Advanced Materials segment was more than offset by decreased net sales in our Performance Alloys and Composites and Precision Coatings segments driven by lower sales volumes. The change in precious metal and copper prices favorably impacted net sales during the second quarter of 2020 by $19.3 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $161.6 million in the second quarter of 2020 decreased $33.3 million, or 17%, compared to the second quarter of 2019. The increase in semiconductor end market sales was more than offset by the decrease in value-added sales due to reduced demand in the consumer electronics, aerospace and defense, energy, industrial, and telecom and data center end markets.

Gross margin in the second quarter of 2020 was $48.1 million, which was down 31% compared to the second quarter of 2019. Gross margin expressed as a percentage of value-added sales decreased to 30% in the second quarter of 2020 from 36% in the second quarter of 2019. The decrease was primarily driven by lower volumes.

SG&A expense was $32.9 million in the second quarter of 2020, compared to $39.9 million in the second quarter of 2019. The decrease in SG&A expense for the second quarter of 2020 was primarily driven by lower variable compensation expense and cost management actions. Expressed as a percentage of value-added sales, SG&A expense was 20% in the second quarters of both 2020 and 2019.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense accounted for 3% and 2% of value-added sales in the second quarter of 2020 and 2019, respectively. The increase reflects additional investment in new product and application development.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the second quarter of 2020, we recorded $2.4 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note E to the Consolidated Financial Statements for additional discussion.

Other-net was $0.4 million of income in the second quarter of 2020, or a $3.2 million decrease from the second quarter of 2019, which was primarily driven by a $2.2 million foreign currency hedge gain realized in the second quarter of 2020. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs and a non-cash pre-tax pension curtailment charge of $3.3 million associated with the pension plan amendment to freeze the pay and service amounts used to calculate pension benefits during the second quarter of 2019. Refer to Note M to the Consolidated Financial Statements for details of the components.

Interest expense-net was $1.3 million and $0.5 million in the second quarter of 2020 and 2019, respectively. The increase in interest expense is primarily due to higher borrowings under our revolving credit facility.

Income tax expense for the second quarter of 2020 was $1.6 million compared to $3.6 million in the second quarter of 2019.  The effective tax rate for the second quarter of 2020 was 19.5% compared to 18.8% in the prior-year period. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Six Months

	Six Months Ended
	June 26,	June 28,	$	%
(Thousands, except per share data)	2020	2019	Change	Change
Net sales	$549,414	$599,284	$(49,870)	(8)%
Value-added sales	320,235	382,577	(62,342)	(16)%
Gross margin	93,665	138,906	(45,241)	(33)%
Gross margin as a % of value-added sales	29%	36%
SG&A expense	63,596	79,955	(16,359)	(20)%
SG&A expense as a % of value-added sales	20%	21%
R&D expense	8,687	7,802	885	11%
R&D expense as a % of value-added sales	3%	2%
Goodwill impairment charges	9,053	—	9,053	N/A
Held for sale impairment charges	1,713	—	1,713	N/A
Restructuring expense	4,551	—	4,551	N/A
Other—net	1,922	7,012	(5,090)	(73)%
Operating profit	4,143	44,137	(39,994)	(91)%
Other non-operating (income) expense—net	(1,795)	3,357	(5,152)	(153)%
Interest expense—net	1,505	966	539	56%
Income before income taxes	4,433	39,814	(35,381)	(89)%
Income tax expense	858	7,368	(6,510)	(88)%
Net income	$3,575	$32,446	$(28,871)	(89)%

Diluted earnings per share	$0.17	$1.57	$(1.40)	(89)%

N/A = Not Applicable

Net sales of $549.4 million in the first six months of 2020 decreased $49.9 million from $599.3 million in the first six months of 2019. Net sales growth in our Advanced Materials segment was more than offset by decreased net sales in our Performance Alloys and Composites and Precision Coatings segments driven by lower sales volumes. The change in precious metal and copper prices favorably impacted net sales during the first six months of 2020 by $39.2 million.

Value-added sales of $320.2 million in the first six months of 2020 decreased $62.3 million, or 16%, compared to the first six months of 2019. The increase in semiconductor end market sales was more than offset by the decrease in value-added sales due to reduced demand in the aerospace and defense, energy, telecom and data center, and industrial end markets.

Gross margin in the first half of 2020 was $93.7 million, which was down 33% compared to the first six months of 2019. Gross margin expressed as a percentage of value-added sales decreased to 29% in the first half of 2020 from 36% in the first half of 2019. The decrease was primarily driven by lower volumes, as well as a $1.3 million charge to reserve for slow moving and excess inventory related to the collapse in demand in the oil and gas industry.

SG&A expense was $63.6 million in the first six months of 2020, compared to $80.0 million in the first six months of 2019. The decrease in SG&A expense for the first half of 2020 was primarily driven by lower variable compensation expense and cost management actions. Expressed as a percentage of value-added sales, SG&A expense was 20% and 21% in the first six months of 2020 and 2019, respectively.

R&D expense accounted for 3% and 2% of value-added sales in the first six months of 2020 and 2019, respectively. The increase reflects additional investment in new product and application development.

Goodwill and Held for sale impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Coatings segment. Refer to Notes I and J to the Consolidated Financial Statements for additional discussion.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first six months of 2020, we recorded $4.6 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note E to the Consolidated Financial Statements for additional discussion.

Other-net was $1.9 million of expense in the first six months of 2020, or a $5.1 million decrease from the first six months of 2019. The decrease in Other-net was primarily driven by a $2.2 million foreign exchange hedge gain realized in the second quarter of 2020, as well as reduced metal consignment fees in the first half of 2020 compared to the first half of 2019. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs and a non-cash pre-tax pension curtailment charge of $3.3 million associated with the pension plan amendment to freeze the pay and service amounts used to calculate pension benefits during the second quarter of 2019. Refer to Note M to the Consolidated Financial Statements for details of the components.

Interest expense-net was $1.5 million and $1.0 million in the first six months of 2020 and 2019, respectively. The increase is primarily due to higher borrowings under our revolving credit facility.

Income tax expense for the first six months of 2020 was $0.9 million compared to $7.4 million in the first six months of 2019.  The effective tax rate for the first six months of 2020 was 19.4% compared to 18.5% in the prior-year period. The effective tax rate for each period is lower than the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit. Additionally, the effective tax rate for the first six months of 2020 included a net discrete income tax expense of $0.8 million primarily related to an impairment of goodwill. The effective tax rate for the first six months of 2019 included a net discrete income tax benefit of $0.5 million, primarily related to excess tax benefits from stock-based compensation awards. Refer to Note F to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2020 and 2019 is as follows:

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(Thousands)	2020	2019	2020	2019
Net sales
Performance Alloys and Composites	$101,614	$135,231	$200,681	$262,344
Advanced Materials	150,108	133,238	310,273	277,263
Precision Coatings	19,746	29,374	38,460	59,677
Other	—	—	—	—
Total	$271,468	$297,843	$549,414	$599,284

Less: pass-through metal costs
Performance Alloys and Composites	$11,858	$19,988	$27,210	$37,500
Advanced Materials	95,443	74,931	196,420	161,449
Precision Coatings	1,968	6,285	3,693	14,051
Other	630	1,743	1,856	3,707
Total	$109,899	$102,947	$229,179	$216,707

Value-added sales
Performance Alloys and Composites	$89,756	$115,243	$173,471	$224,844
Advanced Materials	54,665	58,307	113,853	115,814
Precision Coatings	17,778	23,089	34,767	45,626
Other	(630)	(1,743)	(1,856)	(3,707)
Total	$161,569	$194,896	$320,235	$382,577
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

Performance Alloys and Composites
Second Quarter

	Second Quarter Ended
	June 26,	June 28,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$101,614	$135,231	$(33,617)	(25)%
Value-added sales	89,756	115,243	(25,487)	(22)%
Operating profit	8,244	19,328	(11,084)	(57)%
Net sales from the Performance Alloys and Composites segment of $101.6 million in the second quarter of 2020 were 25% lower than net sales of $135.2 million in the second quarter of 2019. The decrease was due to reduced sales into all major end markets, with the largest declines in aerospace and defense, consumer electronics, and telecom and data center.
Value-added sales of $89.8 million in the second quarter of 2020 were 22% lower than value-added sales of $115.2 million in the second quarter of 2019. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
Performance Alloys and Composites generated operating profit of $8.2 million in the second quarter of 2020 compared to $19.3 million in the second quarter of 2019. The decrease in operating profit was primarily due to reduced sales volumes as well as restructuring charges of $2.4 million in the second quarter of 2020 related to the closure of our Warren, Michigan and Fremont, California facilities.

Six Months

	Six Months Ended
	June 26,	June 28,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$200,681	$262,344	$(61,663)	(24)%
Value-added sales	173,471	224,844	(51,373)	(23)%
Operating profit	13,035	38,286	(25,251)	(66)%
Net sales from the Performance Alloys and Composites segment of $200.7 million in the first six months of 2020 were 24% lower than net sales of $262.3 million in the first six months of 2019. The decrease was due to reduced sales into all major end markets, with the largest declines in aerospace and defense, telecom and data center, and energy.
Value-added sales of $173.5 million in the first six months of 2020 were 23% lower than value-added sales of $224.8 million in the first six months of 2019. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
Performance Alloys and Composites generated operating profit of $13.0 million in the first half of 2020 compared to $38.3 million in the first half of 2019. The decrease in operating profit was primarily due to reduced sales volumes as well as restructuring charges of $4.6 million in the first half of 2020 related to the closure of our Warren, Michigan and Fremont, California facilities. In addition, we recorded $1.3 million of additional reserves for slow-moving and excess inventory related to the collapse in demand in the oil and gas industry.

Advanced Materials
Second Quarter

	Second Quarter Ended
	June 26,	June 28,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$150,108	$133,238	16,870	13%
Value-added sales	54,665	58,307	(3,642)	(6)%
Operating profit	4,370	6,139	(1,769)	(29)%
Net sales from the Advanced Materials segment of $150.1 million in the second quarter of 2020 were 13% higher than net sales of $133.2 million in the second quarter of 2019. The increase in net sales was primarily due to the impact of higher pass-through metal prices of $19.8 million, partially offset by a lower mix of precious metal-containing products and the mix of customer-supplied material.

Value-added sales of $54.7 million in the second quarter of 2020 decreased 6% compared to value-added sales of $58.3 million in the second quarter of 2019. Higher semiconductor end market sales were more than offset by decreased value-added sales into the energy and industrial markets.
The Advanced Materials segment generated operating profit of $4.4 million in the second quarter of 2020 compared to $6.1 million in the second quarter of 2019. Decreased operating profit in the second quarter of 2020, compared to the second quarter of 2019, was the result of lower sales volumes and reduced manufacturing yields.

Six Months

	Six Months Ended
	June 26,	June 28,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$310,273	$277,263	33,010	12%
Value-added sales	113,853	115,814	(1,961)	(2)%
Operating profit	9,155	13,219	(4,064)	(31)%
Net sales from the Advanced Materials segment of $310.3 million in the first six months of 2020 were 12% higher than net sales of $277.3 million in the first six months of 2019. The increase in net sales was primarily due to the impact of higher pass-through metal prices of $39.1 million, partially offset by a lower mix of precious metal-containing products and the mix of customer-supplied material.
Value-added sales of $113.9 million in the first six months of 2020 were down 2% compared to value-added sales of $115.8 million in the first six months of 2019. Higher semiconductor end market sales were more than offset by decreased value-added sales into the energy and industrial markets.
The Advanced Materials segment generated operating profit of $9.2 million in the first six months of 2020 compared to $13.2 million in the first six months of 2019. Decreased operating profit in the first half of 2020, compared to the first half of 2019, was the result of unfavorable sales mix and reduced manufacturing yields primarily related to new product introductions.

Precision Coatings
Second Quarter

(Thousands)	Second Quarter Ended
	June 26,	June 28,	$	%
	2020	2019	Change	Change
Net sales	$19,746	$29,374	(9,628)	(33)%
Value-added sales	17,778	23,089	(5,311)	(23)%
Operating profit	2,091	3,937	(1,846)	(47)%
Net sales from the Precision Coatings segment of $19.7 million in the second quarter of 2020 decreased 33% compared to net sales of $29.4 million in the second quarter of 2019 primarily due to reduced sales volumes and lower mix of precious metal-containing products.
Value-added sales of $17.8 million in the second quarter of 2020 decreased 23% compared to value-added sales of $23.1 million in the second quarter of 2019. Growth in optical filters was more than offset by a reduction in value-added sales related to blood glucose test strip products.
The Precision Coatings segment generated an operating profit of $2.1 million in the second quarter of 2020, compared to $3.9 million in the second quarter of 2019. The decrease in operating profit was driven by lower sales of blood glucose test strip products.

Six Months

(Thousands)	Six Months Ended
	June 26,	June 28,	$	%
	2020	2019	Change	Change
Net sales	$38,460	$59,677	(21,217)	(36)%
Value-added sales	34,767	45,626	(10,859)	(24)%
Operating (loss) profit	(7,501)	6,014	(13,515)	(225)%
Net sales from the Precision Coatings segment of $38.5 million in the first half of 2020 decreased 36% compared to net sales of $59.7 million in the first half of 2019 primarily due to reduced sales volumes and lower mix of precious metal-containing products.
Value-added sales of $34.8 million in the first half of 2020 decreased 24% compared to value-added sales of $45.6 million in the first half of 2019. The decrease is primarily due to a reduction in value-added sales related to blood glucose test strip products.
The Precision Coatings segment generated an operating loss of $7.5 million in the first half of 2020, compared to operating profit of $6.0 million in the first half of 2019. The operating loss was driven by a goodwill impairment charge of $9.1 million and a held-for-sale impairment charge of $1.7 million related to our LAC reporting unit, which met the criteria to be classified as held for sale as of March 27, 2020.
Other
Second Quarter

(Thousands)	Second Quarter Ended
	June 26,	June 28,	$	%
	2020	2019	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(630)	(1,743)	1,113	(64)%
Operating loss	(5,999)	(6,654)	655	(10)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $6.0 million in the second quarter of 2020 decreased $0.7 million as compared to $6.7 million in the second quarter of 2019. Corporate costs accounted for 4% and 3% of Company-wide value-added sales in the second quarters of 2020 and 2019, respectively. The decrease in corporate costs in the second quarter of 2020 compared to the second quarter of 2019 is primarily related to lower variable compensation expense and cost management actions.

Six Months

(Thousands)	Six Months Ended
	June 26,	June 28,	$	%
	2020	2019	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,856)	(3,707)	1,851	(50)%
Operating loss	(10,546)	(13,382)	2,836	(21)%
Corporate costs of $10.5 million in the first half of 2020 decreased $2.8 million as compared to $13.4 million in the first half of 2019. Corporate costs accounted for 3% of Company-wide value-added sales in the first half of both 2020 and 2019. The decrease in corporate costs in the first half of 2020 compared to the first half of 2019 is primarily related to lower variable compensation expense and cost management actions.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 26,	June 28,	$
(Thousands)	2020	2019	Change
Net cash provided by operating activities	$36,433	$30,046	$6,387
Net cash used in investing activities	(32,001)	(15,409)	(16,592)
Net cash provided by (used in) financing activities	135,573	(10,326)	145,899
Effects of exchange rate changes	56	(100)	156
Net change in cash and cash equivalents	$140,061	$4,211	$135,850
Net cash provided by operating activities totaled $36.4 million in the first six months of 2020 versus $30.0 million in the prior-year period. Working capital requirements used cash of $22.9 million and $29.3 million during the first six months of 2020 and 2019, respectively. Cash flows provided by accounts receivable were $17.1 million higher than the prior-year period. Three-month trailing days sales outstanding was approximately 45 days at June 26, 2020 and 47 days at December 31, 2019. Cash flows used for inventory were $20.6 million in the first six months of 2020, compared to providing $1.3 million of cash in the prior-year period primarily in our Performance Alloys and Composites and Advanced Materials segments. Cash flows used for accounts payable and accrued expenses were $7.6 million compared to the prior-year period use of cash of $18.8 million due to higher accounts payable balances related to increased inventory levels.
Net cash used in investing activities was $32.0 million in the first six months of 2020 compared to $15.4 million in the prior-year period due to increased levels of capital spending. The increase in capital expenditures was due to investments in new equipment funded by customer prepayments.  See Note K to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2020, the Company expects payments for property, plant, and equipment to be approximately $30.0 million, excluding any capital expenditures related to customer prepayments, and mine development expenditures to be approximately $14.0 million.
Net cash provided by financing activities totaled $135.6 million in the first six months of 2020 versus $10.3 million used in financing activities in the comparable prior-year period. The increase is primarily due to the borrowing of $150.0 million under our revolving credit facility in the second quarter of 2020, partially offset by an increase in shares repurchased under our share repurchase program.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, and the current dividend program, environmental remediation projects, and strategic acquisitions. At June 26, 2020, cash and cash equivalents held by our foreign operations totaled $21.2 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of June 26, 2020 and December 31, 2019 is as follows:

	June 26,	December 31,
(Thousands)	2020	2019
Cash and cash equivalents	$265,068	$125,007
Total outstanding debt	151,790	2,218
Net cash	$113,278	$122,789
Available borrowing capacity	$179,137	$340,906

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
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or a prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of June 26, 2020. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
During the second quarter of 2020, we borrowed $150.0 million under our Credit Agreement as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic.
In July 2020, we completed the acquisition of Optics Balzers. The final acquisition value was approximately $160 million, including the assumption of debt. The all-cash transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility in the second quarter of 2020.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $116.1 million as of June 26, 2020, compared to $140.7 million as of December 31, 2019. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the second quarter of 2020. In the first six months of 2020, we repurchased 158,000 shares of our common stock for $6.8 million. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million. Due to the COVID-19 pandemic, we have temporarily suspended our share repurchase program.
We paid cash dividends of $2.3 million and $4.6 million on our common stock in the second quarter and first six months of 2020, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $333.9 million as of June 26, 2020, versus $309.3 million as of December 31, 2019. We were in compliance with all of the covenants contained in the consignment agreements as of June 26, 2020 and December 31, 2019. For additional information on our contractual obligations, refer to our 2019 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2020.

Forward-looking Statements

Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein:

▪Actual net sales, operating rates, and margins for 2020;

▪Our ability to achieve the strategic and other objectives related to the proposed acquisition of Optics Balzers, including any expected synergies;

▪Our ability to successfully integrate the Optics Balzers business and achieve the expected results of the acquisition, including, without limitation, the acquisition being accretive in the expected timeframe or at all;

▪The global economy, including the impact of tariffs and trade agreements;

▪The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity;

▪The impact of any U.S. Federal Government shutdowns and sequestrations;

▪The condition of the markets which we serve, whether defined geographically or by segment, with the major market segments being: semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center;

▪Changes in product mix and the financial condition of customers;

▪Our success in developing and introducing new products and new product ramp-up rates;

▪Our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values;

▪Our success in identifying acquisition candidates and in acquiring and integrating such businesses;

▪The impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions;

▪Our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects;

▪Other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans;

▪The uncertainties related to the impact of war, terrorist activities, and acts of God;

▪Changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations;

▪The conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects;

▪Our ability to successfully complete the disposition of our LAC business;

▪The disruptions on operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and

•The risk factors set forth in Part 1, Item 1A of our 2019 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2019 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of June 26, 2020 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of June 26, 2020.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of June 26, 2020, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases, as discussed more fully below.

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

In the second quarter of 2020, one new beryllium case was filed. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

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

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to the majority of the regions of the world.  The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020.  To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets.  Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial position, and cash flows.  Such effects may be material and the potential impacts include, but are not limited to:

•disruptions to our facilities, including as a result of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including additional cleaning and disinfecting procedures;

•disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases, and closures of businesses or facilities;
•reductions in our operating effectiveness due to workforce disruptions resulting from “shelter in place," “stay at home” orders, the need for social distancing, and the unavailability of key personnel necessary to conduct our business activities; and
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 26, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 28 through May 1, 2020	—	$—	—	$8,316,239
May 2 through May 29, 2020	196	51.19	—	8,316,239
May 30 through June 26, 2020	—	—	—	8,316,239
Total	196	$51.19	—	$8,316,239

(1)	Includes 196 shares surrendered to the Company in May by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended June 26, 2020, we did not repurchase any shares under this program. As of June 26, 2020, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
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

10.1
Form of Non-Employee Directors' Restricted Stock Units Agreement under the Materion Corporation 2006 Non-Employee Director Equity Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended June 26, 2020*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: July 23, 2020
/s/ Stephen F. Shamrock
Stephen F. Shamrock
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)