Form 10-Q
period 2020-09-25
MATERION Corp
filed 2020-10-22
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at September 25, 2020: 20,327,254.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$287,171	$305,979	$836,585	$905,263
Cost of sales	240,531	240,748	696,280	701,126
Gross margin	46,640	65,231	140,305	204,137
Selling, general, and administrative expense	35,696	35,812	99,292	115,767
Research and development expense	5,417	5,262	14,104	13,064
Goodwill impairment charges	—	11,560	9,053	11,560
Asset impairment charges	—	2,581	1,713	2,581
Restructuring expense	2,593	785	7,144	785
Other—net	2,221	2,942	4,143	9,954
Operating profit	713	6,289	4,856	50,426
Other non-operating (income) expense—net	(1,076)	127	(2,871)	3,484
Interest expense—net	1,334	436	2,839	1,402
Income before income taxes	455	5,726	4,888	45,540
Income tax (benefit) expense	(6,041)	2,263	(5,183)	9,631
Net income	$6,496	$3,463	$10,071	$35,909
Basic earnings per share:
Net income per share of common stock	$0.32	$0.17	$0.50	$1.76
Diluted earnings per share:
Net income per share of common stock	$0.32	$0.17	$0.49	$1.74
Weighted-average number of shares of common stock outstanding:
Basic	20,325	20,401	20,342	20,351
Diluted	20,592	20,677	20,595	20,645

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(Thousands)	2020	2019	2020	2019
Net income	$6,496	$3,463	$10,071	$35,909
Other comprehensive income (loss):
Foreign currency translation adjustment	3,076	(463)	3,369	(627)
Derivative and hedging activity, net of tax	(315)	82	(822)	9
Pension and post-employment benefit adjustment, net of tax	29	501	134	14,994
Other comprehensive income	2,790	120	2,681	14,376
Comprehensive income	$9,286	$3,583	$12,752	$50,285

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 25,	Dec. 31,
(Thousands)	2020	2019
Assets
Current assets
Cash and cash equivalents	$117,754	$125,007
Accounts receivable, net	150,454	154,751
Inventories, net	211,700	190,390
Prepaid and other current assets	24,515	21,839
Total current assets	504,423	491,987
Deferred income taxes	5,156	1,666
Property, plant, and equipment	987,902	916,965
Less allowances for depreciation, depletion, and amortization	(693,223)	(684,689)
Property, plant, and equipment, net	294,679	232,276
Operating lease, right-of-use assets	62,235	23,413
Intangible assets	54,449	6,380
Other assets	20,754	17,937
Goodwill	143,118	79,011
Total Assets	$1,084,814	$852,670
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$122,216	$868
Accounts payable	56,524	43,206
Salaries and wages	24,853	41,167
Other liabilities and accrued items	42,238	32,477
Income taxes	1,435	1,342
Unearned revenue	4,360	3,380
Total current liabilities	251,626	122,440
Other long-term liabilities	10,057	11,560
Operating lease liabilities	56,891	18,091
Finance lease liabilities	20,540	17,424
Retirement and post-employment benefits	40,208	32,466
Unearned income	72,632	32,891
Long-term income taxes	3,365	3,451
Deferred income taxes	11,340	2,410
Long-term debt	6,374	1,260
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at September 25 and December 31)	257,019	249,674
Retained earnings	592,980	589,888
Common stock in treasury	(199,185)	(186,845)
Accumulated other comprehensive loss	(42,781)	(45,462)
Other equity	3,748	3,422
Total shareholders' equity	611,781	610,677
Total Liabilities and Shareholders’ Equity	$1,084,814	$852,670

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 25,	September 27,
(Thousands)	2020	2019
Cash flows from operating activities:
Net income	$10,071	$35,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	32,042	31,955
Amortization of deferred financing costs in interest expense	547	720
Stock-based compensation expense (non-cash)	3,989	5,230
Deferred income tax (benefit) expense	(5,187)	5,725
Net pension curtailments and settlements	94	3,296
Impairment charges	10,766	14,141
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	13,899	(36,146)
Decrease (increase) in inventory	(9,883)	22,089
Decrease (increase) in prepaid and other current assets	(686)	(416)
Increase (decrease) in accounts payable and accrued expenses	(9,759)	(14,114)
Increase (decrease) in unearned revenue	(298)	(728)
Increase (decrease) in interest and taxes payable	143	(1,499)
Increase (decrease) in unearned income due to customer prepayments	40,385	—
Domestic pension plan contributions	—	(4,500)
Other-net	(6,679)	(2,126)
Net cash provided by operating activities	79,444	59,536
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(130,715)	—
Payments for purchase of property, plant, and equipment	(46,285)	(18,193)
Payments for mine development	—	(1,903)
Proceeds from settlement of currency exchange contract	3,249	—
Proceeds from sale of property, plant, and equipment	35	17
Net cash used in investing activities	(173,716)	(20,079)
Cash flows from financing activities:
Short-term debt under revolving credit agreement, net	120,000	—
Repayment of long-term debt	(16,357)	(599)
Principal payments under finance lease obligations	(1,440)	(894)
Cash dividends paid	(6,920)	(6,612)
Repurchase of common stock	(6,766)	(199)
Payments of withholding taxes for stock-based compensation awards	(2,212)	(4,832)
Deferred financing costs	—	(2,018)
Net cash provided by (used in) financing activities	86,305	(15,154)
Effects of exchange rate changes	714	(422)
Net change in cash and cash equivalents	(7,253)	23,881
Cash and cash equivalents at beginning of period	125,007	70,645
Cash and cash equivalents at end of period	$117,754	$94,526
See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at June 26, 2020	20,322	(6,826)	$256,756	$588,803	$(198,726)	$(45,571)	$3,678	$604,940
Net income	—	—	—	6,496	—	—	—	6,496
Other comprehensive income	—	—	—	—	—	2,790	—	2,790
Cash dividends declared ($0.115 per share)	—	—	—	(2,338)	—	—	—	(2,338)
Stock-based compensation activity	7	7	235	19	(231)	—	—	23
Payments of withholding taxes for stock-based compensation awards	(3)	(3)	—	—	(187)	—	—	(187)
Directors’ deferred compensation	1	1	28	—	(41)	—	70	57
Balance at September 25, 2020	20,327	(6,821)	$257,019	$592,980	$(199,185)	$(42,781)	$3,748	$611,781

Balance at June 28, 2019	20,399	(6,749)	$245,785	$576,211	$(187,224)	$(43,978)	$3,991	$594,785
Net income	—	—	—	3,463	—	—	—	3,463
Other comprehensive income	—	—	—	—	—	120	—	120
Cash dividends declared ($0.11 per share)	—	—	—	(2,244)	—	—	—	(2,244)
Stock-based compensation activity	5	5	1,836	(21)	(126)	—	—	1,689
Payments of withholding taxes for stock-based compensation awards	(2)	(2)	—	—	(69)	—	—	(69)
Directors’ deferred compensation	1	1	30	—	(45)	—	67	52
Balance at September 27, 2019	20,403	(6,745)	$247,651	$577,409	$(187,464)	$(43,858)	$4,058	$597,796

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2019	20,404	(6,744)	$249,674	$589,888	$(186,845)	$(45,462)	$3,422	$610,677
Net income	—	—	—	10,071	—	—	—	10,071
Other comprehensive income	—	—	—	—	—	2,681	—	2,681
Cash dividends declared ($0.34 per share)	—	—	—	(6,920)	—	—	—	(6,920)
Stock-based compensation activity	117	117	7,272	(59)	(3,133)	—	—	4,080
Payments of withholding taxes for stock-based compensation awards	(39)	(39)	—	—	(2,212)	—	—	(2,212)
Repurchase of shares	(158)	(158)	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	3	3	73	—	(229)	—	326	170
Balance at September 25, 2020	20,327	(6,821)	$257,019	$592,980	$(199,185)	$(42,781)	$3,748	$611,781

Balance at December 31, 2018	20,242	(6,906)	$234,704	$548,374	$(175,426)	$(58,234)	$4,488	$553,906
Net income	—	—	—	35,909	—	—	—	35,909
Other comprehensive income	—	—	—	—	—	11,080	—	11,080
Pension curtailment	—	—	—	—	—	3,296	—	3,296
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.325 per share)	—	—	—	(6,612)	—	—	—	(6,612)
Stock-based compensation activity	252	252	12,882	(83)	(7,569)	—	—	5,230
Payments of withholding taxes for stock-based compensation awards	(89)	(89)	—	—	(4,832)	—	—	(4,832)
Repurchase of shares	(5)	(5)	—	—	(199)	—	—	(199)
Directors’ deferred compensation	3	3	65	—	562	—	(430)	197
Balance at September 27, 2019	20,403	(6,745)	$247,651	$577,409	$(187,464)	$(43,858)	$4,058	$597,796

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

New Pronouncements Adopted: In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses. This ASU requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company adopted this guidance as of January 1, 2020, and the adoption did not have a material effect on the Company’s consolidated financial statements. Accounts receivable were net of an allowance for credit losses of $0.7 million and $0.4 million at September 25, 2020 and December 31, 2019, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which is significant.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Acquisition

On July 17, 2020, the Company acquired 100% of the capital stock of Optics Balzers AG (Optics Balzers), an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility during the first half of 2020. This business will operate within the Precision Coatings segment, and the results of operations are included as of the date of acquisition. The combination of Materion and Optics Balzers creates a premier optical thin film coating solutions provider with a highly complementary geographic, product, and end market portfolio.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The preliminary purchase price allocation for the acquisition is as follows:

(Thousands)	July 17, 2020
Assets:
Cash and cash equivalents	$5,390
Accounts receivable	8,594
Inventories	10,170
Prepaid and other current assets	937
Property, plant, and equipment	46,743
Operating lease, right-of-use assets	13,357
Intangible assets	48,600
Goodwill	71,510
Total assets acquired	$205,301

Liabilities:
Short-term debt	$600
Accounts payable	2,851
Salaries and wages	4,392
Other liabilities and accrued items	4,178
Income taxes	61
Unearned revenue	1,259
Operating lease liabilities	12,355
Finance lease liabilities	2,574
Retirement and post-employment benefits	6,586
Unearned income	1,835
Long-term income taxes	181
Deferred income taxes	10,366
Long-term debt	21,958
Total liabilities assumed	$69,196
Net assets acquired	$136,105

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months, as third-party valuations are finalized, additional information becomes available, and as additional analysis is performed. Such revisions are not expected to have a material impact on the Company's results of operations and financial position.

The Company's consolidated financial statements include the results of operations of Optics Balzers from the acquisition date through September 25, 2020. The amount of Net sales and operating results attributable to the acquisition during this period were not material.

Acquisition-related transaction and integration costs totaled $4.7 million and $6.1 million in the third quarter and first nine months of 2020, respectively. These costs are included in selling, general, and administrative expense in the Consolidated Statements of Income.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

As part of the acquisition, the Company recorded approximately $71.5 million of goodwill in its Precision Coatings segment. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired and primarily attributable to the synergies expected to arise after the acquisition dates. The goodwill is not expected to be deductible for U.S. tax purposes.

The following table reports the intangible assets by asset category and accumulated amortization from the closing date through September 25, 2020:

(Thousands)	Value at Acquisition	Accumulated Amortization	Weighted Average Life
Customer relationships	$39,300	$(420)	18 years
Technology	4,200	(162)	5 years
Licenses and other	5,100	(196)	5 years
Total	$48,600	$(778)

Note C — Segment Reporting

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
Precision Coatings produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Third Quarter 2020
Net sales	$91,203	$165,582	$30,386	$—	$287,171
Intersegment sales	—	6,602	—	—	6,602
Operating profit (loss)	721	5,920	1,421	(7,349)	713
Third Quarter 2019
Net sales	$130,704	$147,650	$27,625	$—	$305,979
Intersegment sales	—	17,161	—	—	17,161
Operating profit (loss)	18,780	6,202	(11,198)	(7,495)	6,289

First Nine Months 2020
Net sales	$291,884	$475,855	$68,846	$—	$836,585
Intersegment sales	2	24,790	—	—	24,792
Operating profit (loss)	13,756	15,075	(6,080)	(17,895)	4,856
First Nine Months 2019
Net sales	$393,048	$424,913	$87,302	$—	$905,263
Intersegment sales	15	53,634	—	—	53,649
Operating profit (loss)	57,066	19,421	(5,184)	(20,877)	50,426

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2020 and 2019, respectively:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
Third Quarter 2020
End Market
Semiconductor	$983	$131,380	$1,008	$—	$133,371
Industrial	21,630	9,967	4,976	—	36,573
Aerospace and Defense	14,740	1,687	4,867	—	21,294
Consumer Electronics	11,074	78	6,550	—	17,702
Automotive	14,077	1,477	1,059	—	16,613
Energy	5,825	16,693	—	—	22,518
Telecom and Data Center	10,452	500	—	—	10,952
Other	12,422	3,800	11,926	—	28,148
Total	$91,203	$165,582	$30,386	$—	$287,171

Third Quarter 2019
End Market
Semiconductor	$1,220	$107,883	$—	$—	$109,103
Industrial	28,353	8,302	3,365	—	40,020
Aerospace and Defense	27,653	1,779	5,303	—	34,735
Consumer Electronics	18,399	395	5,613	—	24,407
Automotive	16,071	3,012	296	—	19,379
Energy	10,629	20,911	—	—	31,540
Telecom and Data Center	14,964	835	—	—	15,799
Other	13,415	4,533	13,048	—	30,996
Total	$130,704	$147,650	$27,625	$—	$305,979

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Other	Total
First Nine Months 2020
End Market
Semiconductor	$3,426	$376,107	$1,251	$—	$380,784
Industrial	68,801	26,748	10,647	—	106,196
Aerospace and Defense	46,898	4,764	14,095	—	65,757
Consumer Electronics	35,725	216	13,496	—	49,437
Automotive	48,656	4,743	1,083	—	54,482
Energy	16,844	49,488	—	—	66,332
Telecom and Data Center	33,027	2,158	—	—	35,185
Other	38,507	11,631	28,274	—	78,412
Total	$291,884	$475,855	$68,846	$—	$836,585

First Nine Months 2019
End Market
Semiconductor	$4,489	$314,607	$205	$—	$319,301
Industrial	83,368	23,934	11,358	—	118,660
Aerospace and Defense	80,774	4,397	14,924	—	100,095
Consumer Electronics	54,617	1,100	13,530	—	69,247
Automotive	53,348	6,035	882	—	60,265
Energy	33,026	59,136	—	—	92,162
Telecom and Data Center	50,800	1,749	—	—	52,549
Other	32,626	13,955	46,403	—	92,984
Total	$393,048	$424,913	$87,302	$—	$905,263

Intersegment sales are eliminated in consolidation.

Note D — Revenue Recognition

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 25, 2020. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at September 25, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $27.6 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	September 25, 2020	December 31, 2019	$ change	% change
Accounts receivable, trade	$142,363	$141,168	$1,195	1%
Unbilled receivables	8,364	13,583	(5,219)	(38)%
Unearned revenue	4,360	3,380	980	29%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the third quarter and first nine months of 2020.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $3.2 million of the unearned amounts as revenue during the first nine months of 2020.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net
Other-net for the third quarter and first nine months of 2020 and 2019 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25	September 27,
(Thousands)	2020	2019	2020	2019
Metal consignment fees	$2,317	$1,936	$6,583	$7,252
Amortization of intangible assets	907	375	1,201	1,133
Foreign currency (gain) loss	(1,029)	469	(3,577)	853
Net loss on disposal of fixed assets	19	1	74	143
Other items	7	161	(138)	573
Total	$2,221	$2,942	$4,143	$9,954

Note F — Restructuring
During the third quarter of 2020, the Company concluded that it intends to close the Large Area Coatings (LAC) business (a reporting unit in the Precision Coatings segment) and as a result only the fixed assets of the LAC business are classified as held for sale. Any closure costs are expected to be immaterial. At September 25, 2020, fixed assets totaling $0.8 million were classified as held for sale and reflected within Prepaid and other current assets in the Consolidated Balance Sheet. No additional impairment charges were recorded during the third quarter of 2020.
In addition, in the third quarter of 2020, the Company completed cost reduction actions in order to align costs with commensurate business levels in its Precision Coatings segment. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reductions. Costs associated with these actions totaled $0.4 million and included severance associated with approximately 28 employees and other related costs, all of which was paid during the third quarter of 2020.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During 2020, the Company initiated a restructuring plan in its Performance Alloys and Composites (PAC) segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $2.2 million and $6.8 million in the third quarter and first nine months of 2020, respectively. In the third quarter of 2020, these costs included $0.4 million of severance and $1.6 million of facility and other related costs. Included in restructuring charges for the first nine months of 2020 was $1.8 million of severance associated with approximately 60 employees and $4.4 million of facility and other related costs.
Remaining severance payments of $1.1 million and facility costs of $0.4 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items, respectively, in the Consolidated Balance Sheets. The Company expects to incur additional costs related to these initiatives of approximately $2.5 million in the remainder of 2020.
In the third quarter of 2019, the Company initiated a restructuring plan in its LAC business to reduce headcount, idle certain machinery and equipment, and exit a facility in Windsor, Connecticut. Costs associated with this plan totaled $0.3 million and included severance and related costs for approximately 19 employees.
In addition, in the third quarter of 2019, the Company completed other cost reduction actions in order to align costs with commensurate business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reductions. Costs associated with these actions totaled $0.5 million within the Other segment and included severance associated with approximately seven employees and other related costs.

Note G — Income Taxes

The Company's effective tax rate for the third quarter of 2020 and 2019 was (1,327.7)% and 39.5%, respectively, and (106.0)% and 21.1% for the first nine months of 2020 and 2019, respectively.
The effective tax rate for the third quarter and first nine months of 2020 differed from the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit, and the recognition of discrete tax benefits. The effective tax rate for the first nine months of 2020 included a net discrete income tax benefit of $3.8 million, primarily related to the release of a valuation allowance. The effective tax rate for the first nine months of 2019 included a net discrete income tax expense of $1.3 million, primarily related to an impairment of goodwill and return to provision tax expense adjustments.
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
On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions. Also, on July 20, 2020, the U.S. Treasury Department released final tax regulations permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. The Company has determined the new legislation does not have a material impact to its consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note H — Earnings Per Share (EPS)
The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(Thousands, except per share amounts)	2020	2019	2020	2019
Numerator for basic and diluted EPS:
Net income	$6,496	$3,463	$10,071	$35,909
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,325	20,401	20,342	20,351
Effect of dilutive securities:
Stock appreciation rights	46	59	39	80
Restricted stock units	77	75	90	73
Performance-based restricted stock units	144	142	124	141
Diluted potential common shares	267	276	253	294
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,592	20,677	20,595	20,645
Basic EPS	$0.32	$0.17	$0.50	$1.76
Diluted EPS	$0.32	$0.17	$0.49	$1.74
Adjusted weighted-average shares outstanding-diluted excludes securities totaling 114,335 and 70,562 for the quarters ended September 25, 2020 and September 27, 2019, respectively, and 164,447 and 127,759 for the nine months ended September 25, 2020 and September 27, 2019, respectively. These securities primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note I — Inventories
Inventories on the Consolidated Balance Sheets are summarized as follows:

	September 25,	December 31,
(Thousands)	2020	2019
Raw materials and supplies	$46,776	$35,612
Work in process	184,348	177,780
Finished goods	27,839	25,506
Subtotal	$258,963	$238,898
Less: LIFO reserve balance	47,263	48,508
Inventories	$211,700	$190,390
The liquidation of last in, first out (LIFO) inventory layers did not impact cost of sales in the third quarter of 2020 and increased cost of sales by $0.1 million in the first nine months of 2020. LIFO liquidation decreased cost of sales by $0.5 million and $0.4 million in the third quarter and first nine months of 2019, respectively.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $382.8 million and $309.3 million as of September 25, 2020 and December 31, 2019, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Mine Development
Mine development costs at the Company's open pit surface mine include drilling, infrastructure, and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body. Historically, the Company’s mine development costs involved the development of a new source of ore, and, as such, mine development costs incurred were capitalized during the pre-production phase of a mine and amortized into inventory as the ore was extracted. In the third quarter of 2020, the Company expanded a mine to further develop an ore body. Since the pre-production phase ended when ore was first extracted from this mine, the Company recognized approximately $7.3 million of mine development costs in the third quarter of 2020 as a component of cost of sales. The Company expects to incur additional period costs as a component of cost of sales related to mine development of approximately $6.0 million in the fourth quarter of 2020 related to the same mine.
Note K — Goodwill
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Coatings	Total
Balance at December 31, 2019	$1,899	$50,190	$26,922	$79,011
Acquisition	—	—	71,510	71,510
Impairment charge	—	—	(9,053)	(9,053)
Other	—	173	1,477	1,650
Balance at September 25, 2020	$1,899	$50,363	$90,856	$143,118
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment.

In the first quarter of 2020, the Company recorded a $9.1 million impairment charge related to its LAC reporting unit.

The acquisition line represents the goodwill allocation during the measurement period subsequent to the applicable acquisition date. Refer to Note B for further discussion.
Note L — Customer Prepayments
The Company entered into an investment agreement with a customer to procure equipment to manufacture product for the customer. The customer will make prepayments to the Company in the amount of approximately $70 million in the aggregate to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when commercial production of the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, as of September 25, 2020, $45.1 million of prepayments are classified as Unearned Income in the Consolidated Balance Sheet, of which $13.7 million were received during the third quarter of 2020, and the liability is expected to be settled as commercial shipments are made.

Note M — Leases
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The weighted average remaining lease term for the Company's operating and finance leases as of September 25, 2020 was 12.98 years and 16.29 years, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure the Company's operating and finance lease liabilities as of September 25, 2020 was 6.52% and 4.86%, respectively.

The components of operating and finance lease cost for the third quarter and first nine months of 2020 and 2019 were as follows:

	Third Quarter Ended		Nine Months Ended
(Thousands)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Components of lease expense
Operating lease cost	$3,008	$2,449	$7,540	$7,452

Finance lease cost
Amortization of right-of-use assets	601	353	1,302	1,063
Interest on lease liabilities	266	256	748	778
Total lease cost	$3,875	$3,058	$9,590	$9,293

Operating lease expense amounted to $3.0 million and $7.5 million during the third quarter and first nine months of 2020, respectively, compared to $2.4 million and $7.5 million, respectively, during the same periods of 2019. The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to the Company's operating and finance leases as of September 25, 2020 and December 31, 2019 was as follows:

	September 25,	December 31,
(Thousands)	2020	2019
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$62,235	$23,413
Other liabilities and accrued items	6,781	6,542
Operating lease liabilities	56,891	18,091

Finance Leases
Property, plant, and equipment	$34,500	$26,069
Allowances for depreciation, depletion, and amortization	(7,045)	(3,570)
Finance lease assets, net	$27,455	$22,499
Other liabilities and accrued items	$2,700	$1,265
Finance lease liabilities	20,540	17,424
Total principal payable on finance leases	$23,240	$18,689

Future maturities of the Company's lease liabilities as of September 25, 2020 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2020	$935	$2,728
2021	3,735	10,275
2022	3,723	8,813
2023	2,455	8,371
2024	1,530	6,494
2025 and thereafter	22,372	58,992
Total lease payments	34,750	95,673
Less amount of lease payment representing interest	11,510	32,001
Total present value of lease payments	$23,240	$63,672

Supplemental cash flow information related to leases for the first nine months of 2020 and 2019 were as follows:

	Nine Months Ended
(Thousands)	September 25, 2020	September 27, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,406	$11,763
Operating cash flows from finance leases	748	778
Financing cash flows from finance leases	1,440	894

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note N — Pensions and Other Post-employment Benefits
The following is a summary of the net periodic benefit cost for the third quarter and first nine months of 2020 and 2019 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	September 25,	September 27,	September 25,	September 27,
(Thousands)	2020	2019	2020	2019
Components of net periodic benefit (income) cost
Service cost	$—	$1,359	$14	$18
Interest cost	1,215	1,500	53	100
Expected return on plan assets	(2,206)	(2,134)	—	—
Amortization of prior service cost (benefit)	—	120	(374)	(374)
Amortization of net loss (gain)	284	762	(83)	(24)
Total net benefit (income) cost	$(707)	$1,607	$(390)	$(280)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(Thousands)	2020	2019	2020	2019
Components of net periodic benefit (income) cost
Service cost	$—	$4,117	$45	$53
Interest cost	3,644	4,404	160	299
Expected return on plan assets	(6,616)	(6,424)	—	—
Amortization of prior service cost (benefit)	—	362	(1,123)	(1,123)
Amortization of net loss (gain)	852	2,193	(249)	(70)
Net periodic benefit (credit) cost	$(2,120)	$4,652	$(1,167)	$(841)
Net pension settlements/curtailments	94	3,296	—	—
Total net benefit (income) cost	$(2,026)	$7,948	$(1,167)	$(841)
The Company did not make any contributions to its domestic defined benefit plan in the first nine months of 2020 and made contributions of $4.5 million in the first nine months of 2019.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note O — Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2020 and 2019 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at June 26, 2020	$1,065	$(779)	$104	$390	$(41,241)	$(4,720)	$(45,571)
Other comprehensive income (loss) before reclassifications	(520)	(617)	182	(955)	—	3,076	2,121
Amounts reclassified from accumulated other comprehensive income	191	710	(353)	548	(11)	—	537
Net current period other comprehensive (loss) income before tax	(329)	93	(171)	(407)	(11)	3,076	2,658
Deferred taxes	(76)	22	(38)	(92)	(40)	—	(132)
Net current period other comprehensive (loss) income after tax	(253)	71	(133)	(315)	29	3,076	2,790
Balance at September 25, 2020	$812	$(708)	$(29)	$75	$(41,212)	$(1,644)	$(42,781)

Balance at June 28, 2019	$1,420	$(458)	$(134)	$828	$(40,050)	$(4,756)	$(43,978)
Other comprehensive (loss) income before reclassifications	354	(730)	(271)	(647)	—	(463)	(1,110)
Amounts reclassified from accumulated other comprehensive income	(3)	343	413	753	609	—	1,362
Net current period other comprehensive (loss) income before tax	351	(387)	142	106	609	(463)	252
Deferred taxes	(80)	(66)	10	24	108	—	132
Net current period other comprehensive (loss) income after tax	271	(321)	132	82	501	(463)	120
Balance at September 27, 2019	$1,691	$(779)	$(2)	$910	$(39,549)	$(5,219)	$(43,858)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive income (loss) before reclassifications	(863)	(1,851)	(170)	(2,884)	—	3,369	485
Amounts reclassified from accumulated other comprehensive income	198	1,519	100	1,817	34	—	1,851
Net current period other comprehensive (loss) income before tax	(665)	(332)	(70)	(1,067)	34	3,369	2,336
Deferred taxes	(153)	(76)	(16)	(245)	(100)	—	(345)
Net current period other comprehensive (loss) income after tax	(512)	(256)	(54)	(822)	134	3,369	2,681
Balance at September 25, 2020	$812	$(708)	$(29)	$75	$(41,212)	$(1,644)	$(42,781)

Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income (loss) before reclassifications	602	(1,366)	33	(731)	14,224	(627)	12,866
Amounts reclassified from accumulated other comprehensive income	(47)	281	505	739	5,050	—	5,789
Net current period other comprehensive (loss) income before tax	555	(1,085)	538	8	19,274	(627)	18,655
Deferred taxes	127	(227)	99	(1)	4,280	—	4,279
Net current period other comprehensive (loss) income after tax	428	(858)	439	9	14,994	(627)	14,376
Balance at September 27, 2019	$1,691	$(779)	$(2)	$910	$(39,549)	$(5,219)	$(43,858)
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
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note N for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note P — Stock-based Compensation Expense
Stock-based compensation expense, which includes awards settled in shares and in cash, was less than $0.1 million and $4.1 million in the third quarter and first nine months of 2020, respectively, compared to $2.5 million and $8.7 million, respectively, in the same periods of 2019. The decrease in stock-based compensation expense in both the third quarter and first nine months of 2020 was primarily related to the forfeiture of employee equity awards.
The Company granted 64,636 stock appreciation rights (SARs) to certain employees during the first nine months of 2020. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 25, 2020 were $50.95 and $13.67, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.41%
Dividend yield	0.9%
Volatility	31.8%
Expected term (in years)	4.8
The Company granted 66,663 stock-settled restricted stock units (RSUs) to certain employees and 15,976 stock-settled RSUs to non-employee directors during the first nine months of 2020. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $49.72 and $48.42 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the nine months ended September 25, 2020. RSUs are expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2020. The weighted-average fair value of the stock-settled PRSUs was $57.65 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and the total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 25, 2020, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $9.0 million, and is expected to be recognized over the remaining vesting period of the respective grants.

Note Q — Fair Value of Financial Instruments
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 25, 2020 and December 31, 2019:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2020	2019	2020	2019	2020	2019	2020	2019
Financial Assets
Deferred compensation investments	$2,985	$3,391	$2,985	$3,391	$—	$—	$—	$—
Foreign currency forward contracts	44	188	—	—	44	188	—	—
Precious metal swaps	100	35	—	—	100	35	—	—
Copper swaps	45	61	—	—	45	61	—	—
Total	$3,174	$3,675	$2,985	$3,391	$189	$284	$—	$—
Financial Liabilities
Deferred compensation liability	$2,985	$3,391	$2,985	$3,391	$—	$—	$—	$—
Foreign currency forward contracts	805	211	—	—	805	211	—	—
Precious metal swaps	1,020	623	—	—	1,020	623	—	—
Copper swaps	82	28	—	—	82	28	—	—
Total	$4,892	$4,253	$2,985	$3,391	$1,907	$862	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of September 25, 2020 and December 31, 2019. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note R — Derivative Instruments and Hedging Activity
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of September 25, 2020 and December 31, 2019:

	September 25, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$10,517	$28	$13,734	$95
Other liabilities and accrued items	10,831	22	5,757	16
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.4 million and $2.7 million of foreign currency gains related to derivatives in the third quarter and first nine months of 2020, respectively, primarily due to a gain realized on the settlement of a foreign currency hedge for the purchase of Optics Balzers.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of September 25, 2020 and December 31, 2019:

	September 25, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$—	$—	$1,025	$10
Foreign currency forward contracts - euro	296	4	3,466	83
Precious metal swaps	1,583	90	1,116	34
Copper swaps	1,861	45	1,951	61
Total	3,740	139	7,558	188

Other assets
Foreign currency forward contracts - euro	892	12	—	—
Precious metal swaps	757	10	157	1
Total	1,649	22	157	1

Other liabilities and accrued items
Foreign currency forward contracts - yen	1,441	39	2,355	12
Foreign currency forward contracts - euro	12,101	743	15,686	183
Precious metal swaps	6,492	1,020	7,034	618
Copper swaps	3,258	82	1,266	28
Total	23,292	1,884	26,341	841

Other long-term liabilities
Foreign currency forward contracts - yen	113	1	—	—
Precious metal swaps	—	—	149	5
Total	113	1	149	5

Total	$28,794	$1,724	$34,205	$657
All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of September 25, 2020 to the Consolidated Statements of Income within the next 15-month period. Refer to Note O for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the third quarter and first nine months of 2020 and 2019:

		Third Quarter Ended
(Thousands)		September 25, 2020	September 27, 2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$191	$(3)
Precious metal swaps	Cost of sales	710	343
Copper swaps	Cost of sales	(353)	413
Total		$548	$753

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Nine Months Ended
(Thousands)		September 25, 2020	September 27, 2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$198	$(47)
Precious metal swaps	Cost of sales	1,519	281
Copper swaps	Cost of sales	100	505
Total		$1,817	$739

Note S — Contingencies
Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note R ("Contingencies and Commitments") in the Company's 2019 Annual Report on Form 10-K.
Two beryllium cases were outstanding as of September 25, 2020. The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.9 million at both September 25, 2020 and December 31, 2019. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note T — Debt

(Thousands)	September 25, 2020	December 31, 2019
Foreign debt	$6,988	$—
Fixed rate industrial development revenue bonds	1,602	2,218
Total long-term debt outstanding	8,590	2,218
Current portion of long-term debt	2,216	868
Gross long-term debt	6,374	1,350
Unamortized deferred financing fees	—	90
Long-term debt	$6,374	$1,260

In the first nine months of 2020, the Company borrowed $150.0 million under its revolving credit facility, of which $120.0 million was outstanding as of September 25, 2020. The remaining borrowing capacity under the revolving credit facility as of September 25, 2020 was $233.9 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2024.

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
Coronavirus (COVID-19) Third Quarter 2020 Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of the Company’s end markets beginning in the first quarter of 2020 primarily in the form of reduced demand, particularly in the consumer electronics, automotive, energy, aerospace and defense, and industrial end markets. In the first nine months of 2020, the Company recorded additional reserves for slow-moving and excess inventory of approximately $1.3 million related to the collapse in demand in the oil and gas industry.  The Company also reviewed for any other potential impairment indicators and did not identify any. We may temporarily shut down our facilities in response to reduced demand, due to employees being impacted by COVID-19, or changes in government policy. The Company is not experiencing any significant supply chain disruptions.  We expect reduced demand to continue at least through the remainder of 2020, but the extent and timing cannot be reasonably estimated due to the evolving nature of this pandemic.
In the third quarter of 2020, the Company incurred $0.8 million of expense related to COVID-19. These costs were primarily related to personal protective equipment and temperature-checking services.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot predict the extent to which our business, results of operations, financial condition, or cash flows will ultimately be impacted.
The Company suspended its share buyback program in the first quarter of 2020.  In addition, the Company is currently evaluating the impact of the CARES Act.  See Note G to the Consolidated Financial Statements for additional discussion.
From a liquidity perspective, we believe we are well positioned to manage through this global crisis. In order to ensure we have more than adequate liquidity, we borrowed $150.0 million under the revolving credit facility in April 2020, $30.0 million of which was repaid during the third quarter of 2020. We ended the third quarter with total cash of $117.8 million and $128.6 million of total debt, or in a net debt position of $10.9 million. In addition, we had $233.9 million of available borrowings under our revolving credit facility as of the end of the third quarter.
Additionally, in the third quarter of 2020, we completed the acquisition of Optics Balzers for a purchase price of $136.1 million, including the assumption of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility during the first nine months of 2020.

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	September 25,	September 27,	$	%
(Thousands, except per share data)	2020	2019	Change	Change
Net sales	$287,171	$305,979	$(18,808)	(6)%
Value-added sales	167,545	188,598	(21,053)	(11)%
Gross margin	46,640	65,231	(18,591)	(29)%
Gross margin as a % of value-added sales	28%	35%
Selling, general, and administrative (SG&A) expense	35,696	35,812	(116)	—%
SG&A expense as a % of value-added sales	21%	19%
Research and development (R&D) expense	5,417	5,262	155	3%
R&D expense as a % of value-added sales	3%	3%
Goodwill impairment charges	—	11,560	(11,560)	N/A
Asset impairment charges	—	2,581	(2,581)	N/A
Restructuring expense	2,593	785	1,808	N/A
Other—net	2,221	2,942	(721)	(25)%
Operating profit	713	6,289	(5,576)	(89)%
Other non-operating (income) expense—net	(1,076)	127	(1,203)	(947)%
Interest expense—net	1,334	436	898	206%
Income before income taxes	455	5,726	(5,271)	(92)%
Income tax (benefit) expense	(6,041)	2,263	(8,304)	(367)%
Net income	$6,496	$3,463	$3,033	88%

Diluted earnings per share	$0.32	$0.17	$0.15	88%
N/A = Not Applicable

Net sales of $287.2 million in the third quarter of 2020 decreased $18.8 million from $306.0 million in the third quarter of 2019. Net sales growth in our Advanced Materials and Precision Coatings segments was more than offset by decreased net sales in our Performance Alloys and Composites segments driven by lower sales volumes. The change in precious metal and copper prices favorably impacted net sales during the third quarter of 2020 by $24.2 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $167.5 million in the third quarter of 2020 decreased $21.1 million, or 11%, compared to the third quarter of 2019. The increase in semiconductor end market sales was more than offset by the decrease in value-added sales due to reduced demand in the aerospace and defense, energy, industrial, and telecom and data center end markets.

Gross margin in the third quarter of 2020 was $46.6 million, which was down 29% compared to the third quarter of 2019. Gross margin expressed as a percentage of value-added sales decreased to 28% in the third quarter of 2020 from 35% in the third quarter of 2019. The decrease was primarily driven by lower volumes, as well as $7.3 million of mine development costs recorded in the third quarter of 2020.

SG&A expense was $35.7 million in the third quarter of 2020, compared to $35.8 million in the third quarter of 2019. The decrease in SG&A expense for the third quarter of 2020 was primarily driven by the forfeiture of non-cash stock-based compensation awards, lower variable compensation expense, and cost management actions, partially offset by acquisition and integration costs related to the purchase of Optics Balzers. Expressed as a percentage of value-added sales, SG&A expense was 21% and 19% in the third quarter of 2020 and 2019, respectively.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense accounted for 3% of value-added sales in the third quarter of both 2020 and 2019.

Goodwill and Asset impairment charges includes non-recurring charges relating to goodwill and other assets recorded in the third quarter of 2019 in our Precision Coatings segment.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the third quarter of 2020, we recorded $2.2 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. In addition, in the third quarter of 2020, we recorded $0.4 million of restructuring charges related to cost reduction actions taken in our Precision Coatings segment. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $2.2 million of expense in the third quarter of 2020, or a $0.7 million decrease from the third quarter of 2019, which was primarily driven by a $1.1 million foreign currency hedge gain realized in the third quarter of 2020. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note N to the Consolidated Financial Statements for details of the components.

Interest expense-net was $1.3 million and $0.4 million in the third quarter of 2020 and 2019, respectively. The increase in interest expense is primarily due to borrowings under our revolving credit facility.

Income tax (benefit) expense for the third quarter of 2020 was a benefit of $6.0 million compared to expense of $2.3 million in the third quarter of 2019. The effective tax rate for the third quarter of 2020 was (1,327.7)% compared to 39.5% in the prior-year period. The effective tax rate for the third quarter of 2020 differed from the statutory tax rate primarily due to the impact of percentage depletion, the research and development credit, and the recognition of discrete tax benefits. The effective tax rate for the third quarter of 2020 included a net discrete income tax benefit of $3.8 million, primarily related to the release of a foreign valuation allowance. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.

Nine Months

	Nine Months Ended
	September 25,	September 27,	$	%
(Thousands, except per share data)	2020	2019	Change	Change
Net sales	$836,585	$905,263	$(68,678)	(8)%
Value-added sales	487,780	571,175	(83,395)	(15)%
Gross margin	140,305	204,137	(63,832)	(31)%
Gross margin as a % of value-added sales	29%	36%
SG&A expense	99,292	115,767	(16,475)	(14)%
SG&A expense as a % of value-added sales	20%	20%
R&D expense	14,104	13,064	1,040	8%
R&D expense as a % of value-added sales	3%	2%
Goodwill impairment charges	9,053	11,560	(2,507)	N/A
Asset impairment charges	1,713	2,581	(868)	N/A
Restructuring expense	7,144	785	6,359	N/A
Other—net	4,143	9,954	(5,811)	(58)%
Operating profit	4,856	50,426	(45,570)	(90)%
Other non-operating (income) expense—net	(2,871)	3,484	(6,355)	(182)%
Interest expense—net	2,839	1,402	1,437	102%
Income before income taxes	4,888	45,540	(40,652)	(89)%
Income tax (benefit) expense	(5,183)	9,631	(14,814)	(154)%
Net income	$10,071	$35,909	$(25,838)	(72)%

Diluted earnings per share	$0.49	$1.74	$(1.25)	(72)%

N/A = Not Applicable

Net sales of $836.6 million in the first nine months of 2020 decreased $68.7 million from $905.3 million in the first nine months of 2019. Net sales growth in our Advanced Materials segment was more than offset by decreased net sales in our Performance Alloys and Composites and Precision Coatings segments driven by lower sales volumes. The change in precious metal and copper prices favorably impacted net sales during the first nine months of 2020 by $63.8 million.

Value-added sales of $487.8 million in the first nine months of 2020 decreased $83.4 million, or 15%, compared to the first nine months of 2019. The increase in semiconductor end market sales was more than offset by the decrease in value-added sales due to reduced demand in the aerospace and defense, energy, telecom and data center, and industrial end markets.

Gross margin in the first nine months of 2020 was $140.3 million, which was down 31% compared to the first nine months of 2019. Gross margin expressed as a percentage of value-added sales decreased to 29% in the first nine months of 2020 from 36% in the first nine months of 2019. The decrease was primarily driven by lower volumes, as well as $7.3 million of mine development costs and a $1.3 million charge to reserve for slow moving and excess inventory related to the collapse in demand in the oil and gas industry, both recorded in the first nine months of 2020.

SG&A expense was $99.3 million in the first nine months of 2020, compared to $115.8 million in the first nine months of 2019. The decrease in SG&A expense for the first nine months of 2020 was primarily driven by lower variable compensation expense and cost management actions. Expressed as a percentage of value-added sales, SG&A expense was 20% in the first nine months of both 2020 and 2019.

R&D expense accounted for 3% and 2% of value-added sales in the first nine months of 2020 and 2019, respectively. The increase reflects additional investment in new product and application development.

Goodwill and Asset impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Coatings segment. Refer to Note K to the Consolidated Financial Statements for additional discussion.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first nine months of 2020, we recorded $7.1 million of restructuring charges primarily in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $4.1 million of expense in the first nine months of 2020, or a $5.8 million decrease from the first nine months of 2019. The decrease in Other-net was primarily driven by a $3.3 million foreign exchange hedge gain realized in the first nine months of 2020, as well as reduced metal consignment fees in the first nine months of 2020 compared to the first nine months of 2019. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs and a non-cash pre-tax pension curtailment charge of $3.3 million associated with the pension plan amendment to freeze the pay and service amounts used to calculate pension benefits during the first nine months of 2019. Refer to Note N to the Consolidated Financial Statements for details of the components.

Interest expense-net was $2.8 million and $1.4 million in the first nine months of 2020 and 2019, respectively. The increase is primarily due to borrowings under our revolving credit facility.

Income tax (benefit) expense for the first nine months of 2020 was a benefit of $5.2 million compared to an expense of $9.6 million in the first nine months of 2019. The effective tax rate for the first nine months of 2020 and 2019 was (106.0%) and 21.1%, respectively. The effective tax rate for the first nine months of 2020 differed from the statutory tax rate primarily due to the impact of percentage depletion and the research and development credit, and the recognition of discrete tax benefits. The effective tax rate for the first nine months of 2020 included a net discrete income tax benefit of $3.8 million, primarily related to the release of a valuation allowance. The effective tax rate for the first nine months of 2019 included a net discrete income tax expense of $1.3 million, primarily related to an impairment of goodwill and return to provision tax expense adjustments. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2020 and 2019 is as follows:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(Thousands)	2020	2019	2020	2019
Net sales
Performance Alloys and Composites	$91,203	$130,704	$291,884	$393,048
Advanced Materials	165,582	147,650	475,855	424,913
Precision Coatings	30,386	27,625	68,846	87,302
Other	—	—	—	—
Total	$287,171	$305,979	$836,585	$905,263

Less: pass-through metal costs
Performance Alloys and Composites	$9,321	$18,747	$36,531	$56,247
Advanced Materials	107,916	92,040	304,336	253,489
Precision Coatings	2,076	5,183	5,769	19,234
Other	313	1,411	2,169	5,118
Total	$119,626	$117,381	$348,805	$334,088

Value-added sales
Performance Alloys and Composites	$81,882	$111,957	$255,353	$336,801
Advanced Materials	57,666	55,610	171,519	171,424
Precision Coatings	28,310	22,442	63,077	68,068
Other	(313)	(1,411)	(2,169)	(5,118)
Total	$167,545	$188,598	$487,780	$571,175
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

Performance Alloys and Composites
Third Quarter

	Third Quarter Ended
	September 25,	September 27,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$91,203	$130,704	$(39,501)	(30)%
Value-added sales	81,882	111,957	(30,075)	(27)%
Operating profit	721	18,780	(18,059)	(96)%
Net sales from the Performance Alloys and Composites segment of $91.2 million in the third quarter of 2020 were 30% lower than net sales of $130.7 million in the third quarter of 2019. The decrease was due to reduced sales into all major end markets, with the largest declines in the aerospace and defense, industrial, and telecom and data center end markets.
Value-added sales of $81.9 million in the third quarter of 2020 were 27% lower than value-added sales of $112.0 million in the third quarter of 2019. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
Performance Alloys and Composites generated operating profit of $0.7 million in the third quarter of 2020 compared to $18.8 million in the third quarter of 2019. The decrease in operating profit was primarily due to reduced sales volumes as well as $7.3 million of mine development costs recorded in the third quarter of 2020. In addition, restructuring charges of $2.2 million were recorded in the third quarter of 2020 related to the closure of our Warren, Michigan and Fremont, California facilities.

Nine Months

	Nine Months Ended
	September 25,	September 27,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$291,884	$393,048	$(101,164)	(26)%
Value-added sales	255,353	336,801	(81,448)	(24)%
Operating profit	13,756	57,066	(43,310)	(76)%
Net sales from the Performance Alloys and Composites segment of $291.9 million in the first nine months of 2020 were 26% lower than net sales of $393.0 million in the first nine months of 2019. The decrease was due to reduced sales into all major end markets, with the largest declines in the aerospace and defense, telecom and data center, and energy end markets.
Value-added sales of $255.4 million in the first nine months of 2020 were 24% lower than value-added sales of $336.8 million in the first nine months of 2019. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
Performance Alloys and Composites generated operating profit of $13.8 million in the first nine months of 2020 compared to $57.1 million in the first nine months of 2019. The decrease in operating profit was primarily due to reduced sales volumes as well as $7.3 million of mine development costs recorded in the first nine months of 2020. In addition, we recorded $6.7 million of restructuring charges in the first nine months of 2020 related to the closure of our Warren, Michigan and Fremont, California facilities. We also recorded $1.3 million of additional reserves for slow-moving and excess inventory related to the collapse in demand in the oil and gas industry.

Advanced Materials
Third Quarter

	Third Quarter Ended
	September 25,	September 27,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$165,582	$147,650	17,932	12%
Value-added sales	57,666	55,610	2,056	4%
Operating profit	5,920	6,202	(282)	(5)%
Net sales from the Advanced Materials segment of $165.6 million in the third quarter of 2020 were 12% higher than net sales of $147.7 million in the third quarter of 2019. The increase in net sales was primarily due to the impact of higher pass-through metal prices of $24.2 million, partially offset by a lower mix of precious metal-containing products and the mix of customer-supplied material.
Value-added sales of $57.7 million in the third quarter of 2020 increased 4% compared to value-added sales of $55.6 million in the third quarter of 2019. Higher semiconductor end market sales were partially offset by decreased value-added sales into the energy end market.
The Advanced Materials segment generated operating profit of $5.9 million in the third quarter of 2020 compared to $6.2 million in the third quarter of 2019. Decreased operating profit in the third quarter of 2020, compared to the third quarter of 2019, was the primarily the result of reduced manufacturing yields.

Nine Months

	Nine Months Ended
	September 25,	September 27,	$	%
(Thousands)	2020	2019	Change	Change
Net sales	$475,855	$424,913	50,942	12%
Value-added sales	171,519	171,424	95	—%
Operating profit	15,075	19,421	(4,346)	(22)%
Net sales from the Advanced Materials segment of $475.9 million in the first nine months of 2020 were 12% higher than net sales of $424.9 million in the first nine months of 2019. The increase in net sales was primarily due to the impact of higher pass-through metal prices of $63.7 million, partially offset by a lower mix of precious metal-containing products and the mix of customer-supplied material.
Value-added sales of $171.5 million in the first nine months of 2020 were flat compared to value-added sales of $171.4 million in the first nine months of 2019. Higher semiconductor end market sales were partially offset by decreased value-added sales into the energy and industrial markets.
The Advanced Materials segment generated operating profit of $15.1 million in the first nine months of 2020 compared to $19.4 million in the first nine months of 2019. Decreased operating profit in the first nine months of 2020, compared to the first nine months of 2019, was the result of unfavorable sales mix and reduced manufacturing yields.

Precision Coatings
Third Quarter

(Thousands)	Third Quarter Ended
	September 25,	September 27,	$	%
	2020	2019	Change	Change
Net sales	$30,386	$27,625	2,761	10%
Value-added sales	28,310	22,442	5,868	26%
Operating profit (loss)	1,421	(11,198)	12,619	(113)%
Net sales from the Precision Coatings segment of $30.4 million in the third quarter of 2020 increased 10% compared to net sales of $27.6 million in the third quarter of 2019. The increase was due to sales attributable to our Optics Balzers acquisition, partially offset by lower sales related to our LAC reporting unit and projection display products.
Value-added sales of $28.3 million in the third quarter of 2020 increased 26% compared to value-added sales of $22.4 million in the third quarter of 2019. The increase in value-added sales was due to the same factors driving the increase in net sales.
The Precision Coatings segment generated an operating profit of $1.4 million in the third quarter of 2020, compared to an operating loss of $11.2 million in the third quarter of 2019. The operating loss in the third quarter of 2019 included a goodwill impairment charge of $11.6 million and an other assets impairment charge of $2.6 million related to our LAC reporting unit.

Nine Months

(Thousands)	Nine Months Ended
	September 25,	September 27,	$	%
	2020	2019	Change	Change
Net sales	$68,846	$87,302	(18,456)	(21)%
Value-added sales	63,077	68,068	(4,991)	(7)%
Operating loss	(6,080)	(5,184)	(896)	17%
Net sales from the Precision Coatings segment of $68.8 million in the first nine months of 2020 decreased 21% compared to net sales of $87.3 million in the first nine months of 2019 primarily due to reduced sales volumes and lower mix of precious metal-containing products, partially offset by an increase of sales attributable to our Optics Balzers acquisition.
Value-added sales of $63.1 million in the first nine months of 2020 decreased 7% compared to value-added sales of $68.1 million in the first nine months of 2019. The decrease is primarily due to a reduction in value-added sales related to blood glucose test strip products, partially offset by an increase of sales attributable to our Optics Balzers acquisition.
The Precision Coatings segment generated an operating loss of $6.1 million and $5.2 million in the first nine months of 2020 and 2019, respectively. The operating loss in the first nine months of 2020 includes a goodwill impairment charge of $9.1 million and an other assets impairment charge of $1.7 million related to our LAC reporting unit. The operating loss in the first nine months of 2019 included a goodwill impairment charge of $11.6 million and an other assets impairment charge of $2.6 million related to our LAC reporting unit.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	September 25,	September 27,	$	%
	2020	2019	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(313)	(1,411)	1,098	(78)%
Operating loss	(7,349)	(7,495)	146	(2)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $7.3 million in the third quarter of 2020 compared to $7.5 million in the third quarter of 2019. Corporate costs accounted for 4% of Company-wide value-added sales in the third quarter of both 2020 and 2019. The decrease in corporate costs in the third quarter of 2020 compared to the third quarter of 2019 is primarily related to lower variable compensation expenses and cost management actions, partially offset by transaction costs related to the Optics Balzers acquisition.

Nine Months

(Thousands)	Nine Months Ended
	September 25,	September 27,	$	%
	2020	2019	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(2,169)	(5,118)	2,949	(58)%
Operating loss	(17,895)	(20,877)	2,982	(14)%
Corporate costs of $17.9 million in the first nine months of 2020 decreased $3.0 million as compared to $20.9 million in the first nine months of 2019. Corporate costs accounted for 4% of Company-wide value-added sales in the first nine months of both 2020 and 2019. The decrease in corporate costs in the first nine months of 2020 compared to the first nine months of 2019 is primarily related to lower variable compensation expense and cost management actions, partially offset by transaction costs related to the Optics Balzers acquisition.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	September 25,	September 27,	$
(Thousands)	2020	2019	Change
Net cash provided by operating activities	$79,444	$59,536	$19,908
Net cash used in investing activities	(173,716)	(20,079)	(153,637)
Net cash provided by (used in) financing activities	86,305	(15,154)	101,459
Effects of exchange rate changes	714	(422)	1,136
Net change in cash and cash equivalents	$(7,253)	$23,881	$(31,134)
Net cash provided by operating activities totaled $79.4 million in the first nine months of 2020 versus $59.5 million in the prior-year period. The increase in operating cash flow was primarily due to customer prepayments. See Note L to the Consolidated Financial Statements for additional discussion. In addition, working capital requirements used cash of $5.7 million and $28.2 million during the first nine months of 2020 and 2019, respectively. Cash flows provided by accounts receivable were $50.0 million higher than the prior-year period. Three-month trailing days sales outstanding was approximately 44 days at September 25, 2020 and 47 days at December 31, 2019. Cash flows used for inventory were $9.9 million in the first nine months of 2020, compared to providing $22.1 million of cash in the prior-year period primarily in our Performance Alloys and Composites and Advanced Materials segments. Cash flows used for accounts payable and accrued expenses were $9.8 million compared to the prior-year period use of cash of $14.1 million due to higher accounts payable balances related to increased inventory levels.
Net cash used in investing activities was $173.7 million in the first nine months of 2020 compared to $20.1 million in the prior-year period due to a $130.7 million payment, net of cash acquired, for the Optics Balzers acquisition. In addition, capital expenditures increased due to investments in new equipment funded by customer prepayments. See Notes B and L to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2020, the Company expects payments for property, plant, and equipment to be approximately $25.0 million, excluding any capital expenditures related to customer prepayments.
Net cash provided by financing activities totaled $86.3 million in the first nine months of 2020 versus $15.2 million used in financing activities in the comparable prior-year period. The increase is primarily due to net borrowings of $120.0 million under our revolving credit facility in the first nine months of 2020, partially offset by the paydown of $16.4 million of long-term debt, primarily related to repayment of debt assumed in the Optics Balzers acquisition.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, and the current dividend program, environmental remediation projects, and strategic acquisitions. At September 25, 2020, cash and cash equivalents held by our foreign operations totaled $33.2 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of September 25, 2020 and December 31, 2019 is as follows:

	September 25,	December 31,
(Thousands)	2020	2019
Cash and cash equivalents	$117,754	$125,007
Total outstanding debt	128,633	2,218
Net (debt) cash	$(10,879)	$122,789
Available borrowing capacity	$233,893	$340,906
Total outstanding debt increased $126.4 million compared to December 31, 2019 primarily due to additional borrowings on our revolving credit facility as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic.
Net (debt) cash is a non-GAAP financial measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
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
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or a prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 25, 2020. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
In the third quarter of 2020, we completed the acquisition of 100% of the capital stock of Optics Balzers. The purchase price was approximately $136.1 million, including the assumption of debt. The all-cash transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility in the second quarter of 2020.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $67.2 million as of September 25, 2020, compared to $140.7 million as of December 31, 2019. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the third quarter of 2020. In the first nine months of 2020, we repurchased 158,000 shares of our common stock for $6.8 million. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million. Due to the COVID-19 pandemic, we have temporarily suspended our share repurchase program.

We paid cash dividends of $2.3 million and $6.9 million on our common stock in the third quarter and first nine months of 2020, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $382.8 million and $309.3 million as of September 25, 2020 and December 31, 2019, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of September 25, 2020 and December 31, 2019. For additional information on our contractual obligations, refer to our 2019 Annual Report on Form 10-K.

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

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; the global economy, including the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns and sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of Optics Balzers; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including, without limitation, the acquisition of Optics Balzers being accretive in the expected timeframe or at all; our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; our ability to successfully complete the disposition of our LAC business; the disruptions on operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the second quarter 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2019 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 25, 2020 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 25, 2020.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of September 25, 2020, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases, as discussed more fully below.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 25, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 27 through July 31, 2020	—	$—	—	$8,316,239
August 1 through August 28, 2020	3,065	61.03	—	8,316,239
August 29 through September 25, 2020	—	—	—	8,316,239
Total	3,065	$61.03	—	$8,316,239

(1)	Includes 3,065 shares surrendered to the Company in August by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended September 25, 2020, we did not repurchase any shares under this program. As of September 25, 2020, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 25, 2020*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 22, 2020
/s/ Stephen F. Shamrock
Stephen F. Shamrock
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)