Form 10-K
period 2020-12-31
MATERION Corp
filed 2021-02-18
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 26, 2020 was $1,175,158,375.
As of January 29, 2021, there were 20,330,126 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; the global economy, including the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns and sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of Optics Balzers; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including, without limitation, the acquisition of Optics Balzers being accretive in the expected timeframe or at all; our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions on operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of this Form 10-K.

Item 1.    BUSINESS

THE COMPANY
Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.2 billion in net sales in 2020. The Company was incorporated in Ohio in 1931. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center.

SEGMENT INFORMATION
Our businesses are organized under four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Optics (formerly called Precision Coatings), and Other. Our Other reportable segment includes unallocated corporate costs. Additional information regarding our segments and business is presented below.
Performance Alloys and Composites
Performance Alloys and Composites (PAC) globally provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes produced at manufacturing facilities located throughout the United States and Europe and sold through distribution hubs globally. This segment operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for its beryllium businesses and external sales. In addition to the products described below, this segment globally provides engineering and product development services to help our customers and partners with product design, including delivering prototype parts and other data to demonstrate that the products will perform under the specified design conditions. PAC operates through three global product lines: Advanced Alloys, Specialty Materials, and Performance Solutions:
•Advanced Alloys manufactures and globally provides to our customers three upstream (primary) product lines: alloyed metals, high-performance beryllium products, and beryllium hydroxide. Alloyed metals are made with copper and/or nickel (with or without beryllium) in ingot, shot, billet, plate, rod, bar, tube forms, and customized shapes. Depending on the application, the materials may provide one or a combination of superior strength, specific strength, wear and corrosion resistance, thermal and electrical conductivity, tribological benefits, and machinability. Applications for alloyed metals products include oil & gas drilling and production components, bearings, bushings, welding electrodes, plastic injection or metal die casting mold tooling, and electrical or electronic connectors. Major end markets for alloyed metals include industrial, automotive, aerospace and defense, energy, and telecom and data center. Alloyed metals compete with companies around the world that produce alloys with similar properties. High performance beryllium products are primarily beryllium metal products, which may also be alloys or other mixtures with aluminum and may be beryllium oxide. The materials are manufactured in billet, ingot, plate, sheet, powder, and customized shape forms. These materials are used in applications that require high stiffness and/or low density or high thermal conductivity and/or high electrical resistance, which are provided from the unique combination of material properties, or in applications requiring specific interactions with sub-atomic, high-energy particles, or in applications requiring strong affinity for oxygen such as in the manufacture of primary aluminum and magnesium. Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite ore mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for beryllium-containing alloys and, to a lesser extent, beryllium products. Key competitors include NGK Insulators, IBC Advanced Alloys Corp., Ningxia Orient Tantalum Industry Co., Ltd., Le Bronze Alloys, Minotti Metals, SA, KME AG & Co. KG, Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, Chuetsu Metal Works Ltd, American Beryllia Inc., CBL Ceramics Limited, CoorsTek, Inc., and Ulba Metallurgical.
•Specialty Materials produces and provides our customers various thicknesses of precision strip products as well as various diameters of rod and wire products. The strip, rod, and wire products are beryllium and non-beryllium containing alloys that are made primarily with copper and nickel to provide unique combinations of high conductivity, high reliability, and high formability for use as connectors, contacts, springs, switches, relays, shielding, and bearings. In addition, Specialty Materials also produces and provides unique engineered strip metal products, which incorporate clad inlay and overlay metals, including precious and base metal electroplated systems, electron beam welded systems, contour profiled systems, and solder-coated metal systems. These engineered strip metal products provide a variety of thermal, electrical, or mechanical properties from a surface area or particular section of the material. Our precision cladding and plating capabilities allow for precious metal or other base metals to be applied in continuous strip form, only where it is needed, reducing the material cost to our customers as well as providing design flexibility and performance. Major end markets include consumer electronics, telecom and data center, automotive, aerospace and defense, industrial, and energy. Key competitors include NGK Insulators, Wieland Electric, Inc., Aurubis Stolberg GmbH, Diehl Metall Stiftung & Co. KG, Nippon Mining, Wickeder Group, Heraeus Inc., AMI Doduco, Inc., and other North American continuous strip and plating companies.
•Performance Solutions provides engineered end-product technologies to our customers, including near-net shape and finished machined beryllium containing and non-beryllium containing products. These products and materials are used in applications that require high stiffness and/or low density due to their unique combination of properties. Performance Solutions provides beryllium metal and beryllium alloy components mainly to the aerospace and defense and energy end markets. Beryllium foil products are provided for radiographic and acoustic applications, beryllium oxide ceramics are provided for a wide range of heat sink and high temperature industrial applications, and our copper beryllium products meet the demanding strength and corrosion resistance specifications required for sub-sea telecommunication equipment. In addition, our engineering teams have developed several innovative non-beryllium materials to meet demanding wear resistance or strength-to-weight applications used in a variety of industries. Our ToughMetTM alloys provide extended life for industrial bushings and bearings and tremendous wear resistance in oil and gas rig components. Our SupremEXTM products offer the industry’s highest quality aluminum silicon carbide metal matrix composite formulation, well suited for a wide range of applications from high performance engine components and aerospace structural components to high-stiffness consumer electronic components. Direct competitors include IBC Advanced Alloys, NGK Metals, CBL Ceramics Limited, and CoorsTek, Inc.
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
Precision Optics
The Precision Optics segment included the following businesses at December 31, 2020:
Precision Optics produces sputter-coated precision thin film coatings and optical filter materials. Based in Westford, Massachusetts, the group has manufacturing facilities in the United States and China. This business also includes Optics Balzers AG (Optics Balzers), which was acquired in July 2020. See Note B to the Consolidated Financial Statements for additional discussion regarding our acquisition of Optics Balzers.

Large Area Coatings (LAC) produced high-performance sputter-coated precision flexible thin film materials. Based in Windsor, Connecticut, the business manufactured and distributed coated and converted thin film material solutions primarily for medical testing and diagnosis applications. As of December 31, 2020, the LAC business was shut down. See Note E to the Consolidated Financial Statements for further discussion.

Precision Optics' products are sold directly from its facilities throughout the United States, Europe, and Asia, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Viavi Corporation, II-VI, MKS Newport Optics, Alluxa, and a number of smaller regional and national suppliers.
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
Approximately 750 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. No single customer accounted for more than 10% of our total net sales for 2020.

Availability of Raw Materials
The principal raw materials we use are beryllium, aluminum, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. Ore reserve data can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The availability of these raw materials, as well as other materials used by us, is adequate and generally not dependent on any one supplier.
Patents and Licenses
We own patents, patent applications, and licenses relating to certain of our products and processes. While our rights under these patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.
Backlog
The backlog of unshipped orders as of December 31, 2020, 2019, and 2018 was $279.2 million, $176.4 million, and $266.0 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2020 will be filled over the next 18 months.
Acquisitions
On July 17, 2020, the Company acquired 100% of the capital stock of Optics Balzers, an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of debt. This business operates within the Precision Optics segment and the results of operations are included as of the date of acquisition. Refer to Note B to the Consolidated Financial Statements for additional detail on the Company's acquisition.
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
In addition to laws that regulate the manufacturing, processing, use, handling, storage, transport, treatment, emission, release, and disposal of substances and wastes used or generated in manufacturing, we are subject to various laws around the world. For example, trade regulations, including tariffs or other import or export restrictions, may increase the cost of some of our raw materials or cross-border shipments, and limit our ability to do business in certain countries or with certain individuals. We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company's compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology, and capital.
Human Capital Management
Materion employees are located throughout the world. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. We employed approximately 3,072 people globally as of December 31, 2020. Approximately 651 were in the Asia–Pacific region, 428 were in the Europe, the Middle East, and Africa (EMEA) region, and 1,993 were in the North America region. Among our total global employee population, approximately 2,224 were employed in manufacturing. Our strong employee base, along with their commitment to customer service excellence and uncompromising values, provide the foundation for our Company’s success.
Our employees are responsible for upholding our core values, which include working safely and collaboratively, conducting all aspects of business with the highest standards of ethics and integrity, leveraging processes and data to drive continuous improvement, empowering individuals and teams, embracing change, attracting and developing diverse global talent, and partnering for the betterment of the communities where we live and operate.
Health and Safety
The health, safety, and well-being of our employees is our highest priority and is a Materion core value. We have a strong Environmental, Health, and Safety (EHS) program that focuses on implementing policies and training programs, as well as performing self-audits to ensure our colleagues leave their workplace safely, every day. On an annual basis, our corporate strategic long-range strategies are reviewed and updated, improvement plans are developed for each global location, progress is tracked, and daily critical safety statistics and metrics are published internally. Our corporate intranet site is visible to all global employees, where we share detailed descriptions of serious injuries and near misses and their corrective actions, as well as other proactive measures to promote lessons learned and ensure worker safety. Safety awareness and employee engagement programs have been implemented at all global facilities. We also have onsite medical teams at two key manufacturing sites to provide medical testing for employees to determine any potential exposure to beryllium, of which Materion is a leading global supplier.
The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. Our health and safety focus is evident in our response to the COVID-19 pandemic around the globe:
•adding work from home flexibility;
•encouraging those who are sick to stay home;
•increasing cleaning protocols across all locations;
•initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•implementing temperature screening of employees at all of our manufacturing facilities;
•establishing new physical distancing procedures for employees who need to be onsite;
•providing additional personal protective equipment and cleaning supplies;
•modifying work spaces with plexiglass dividers and touchless faucets;
•implementing protocols to address actual and suspected COVID-19 cases and potential exposure;

•prohibiting all domestic and international non-essential travel for all employees; and
•requiring masks to be worn in all locations where allowed by local law.

We manufacture products which are deemed essential to the critical infrastructure and all production sites have continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees.
Diversity and Inclusion
As part of our human capital management initiatives to attract, develop, and retain diverse global talent, we track and report internally on key talent metrics including workforce demographics, critical role pipeline data, and diversity hiring analytics. This data-driven approach helps ensure that we stay aligned to our goal of creating a positive and dynamic global work environment where all employees can flourish. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a broad range of backgrounds and experiences. To attract a global workforce, we strive to create and embed a culture where employees can bring their whole selves to work.
Our employee resource groups (ERGs) are Company-sponsored groups of global employees that support and promote the specific mutual objectives of both the employees and the Company, with emphasis on the inclusion, diversity, and professional development of employees. The ERGs provide opportunities for employees to connect, develop, and grow together in a supportive environment. As of December 31, 2020, we had three ERGs: ELEVATE (Women), V.E.T. (veterans and allies of the military), and United Voices of Materion (all ethnic backgrounds). Our focus continues to be on the recruitment of diverse candidates as well as the development of our internal cadres of diverse leaders so that they can advance their careers and move into leadership positions throughout the Company. Additionally, in 2020, we launched professional development training for our female leaders in partnership with the PRADCO organization. We plan to offer professional development training again in 2021 with a new cohort of female leaders.
Talent Development
We continue to prioritize professional development and training for all global employees. By providing employees with wide-ranging development programs, opportunities, and paths to success, we empower them to realize their full potential. We strongly encourage employees to create a career development plan with focused milestones and ongoing two-way communication with their managers and supervisors. Apprenticeship programs have been implemented in some of our large plant sites, and we continue to introduce similar programs throughout the Company.
We are committed to identifying and developing the talents of our next generation of leaders. Our robust and fully integrated talent and succession-planning process supports the development of our talent pipeline for critical roles in operations management, commercial excellence and finance. On an annual basis, we conduct organizational reviews with our Chief Executive Officer and all business unit and function senior leaders to identify and evaluate our high potential diverse talent and succession plans for our most critical roles.
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

Item 1A.    RISK FACTORS
Our business, financial condition, results of operations, and cash flows can be affected by a number of factors, including, but not limited to, those set forth below and elsewhere in this Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Therefore, an investment in us involves some risks, including the risks described below. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The risks discussed below are not the only risks that we may experience. If any of the following risks occur, our business, results of operations, or financial condition could be negatively impacted.

Risks Relating to the COVID-19 Pandemic
Our business, results of operations, financial position, and cash flows have been and are expected to continue to be adversely affected by the coronavirus (COVID-19) pandemic.
In December 2019, there was an outbreak of a novel strain of COVID-19 in China that has since spread to the majority of the regions of the world.  The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial position, and cash flows.  Such effects may be material and the potential impacts include, but are not limited to:

•disruptions to our facilities, including as a result of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including additional cleaning and disinfecting procedures;
•disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases, and closures of businesses or facilities;
•reductions in our operating effectiveness due to workforce disruptions resulting from “shelter in place,” “stay at home” orders, the need for social distancing, and the unavailability of key personnel necessary to conduct our business activities; and
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

In addition, we cannot predict the impact that COVID-19 will have on our customers, employees, suppliers, and distributors, and any adverse impacts on these parties may have a material adverse impact on our business. The impact of COVID-19 may also exacerbate other risks discussed below, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Risks Relating to Economic Conditions
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
Risks Relating to Our Business and Operations
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, and our annual performance will be affected by the fluctuations.
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
In 2020, 13% of our value-added sales was derived from sales to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
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
In certain product applications, we compete with manufacturers of non-beryllium-containing products, including organic composites, metal alloys or composites, titanium, and aluminum. Our customers may choose to use substitutes for beryllium-containing products in their products for a variety of reasons, including, among other things, the lower costs of those substitutes, the health and safety concerns relating to these products (despite numerous studies affirming the safety of beryllium in these products), and the risk of litigation relating to beryllium-containing products. If our customers use substitutes for beryllium-containing materials in their products, the demand for beryllium-containing products may decrease, which could reduce our sales.
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
While we maintain controls to prevent theft, including physical security measures, if our controls do not operate effectively or are designed ineffectively, our profitability could be adversely affected, including any charges that we might incur as a result of the shortage of our inventory and by costs associated with increased security, preventative measures, and insurance. Additionally, while we maintain insurance to cover the theft of our inventory, such coverage may not sufficiently cover any loss.
We have a limited number of manufacturing facilities, and damage to those facilities, or to critical pieces of equipment in these facilities, could interrupt our operations, increase our costs of doing business, and impair our ability to deliver our products on a timely basis.
Some of our facilities are interdependent. For instance, our manufacturing facility in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Reading, Pennsylvania and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility, and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. The destruction or closure of our mine, any of our manufacturing facilities, or to critical pieces of equipment within these facilities for a significant period of time as a result of harsh weather, fire, explosion, act of war or terrorism, or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business, and impair our ability to deliver our products on a timely basis. In addition, many of our manufacturing facilities depend on one source for electric power and natural gas, which could be interrupted due to equipment failures, terrorism, or another cause.
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
Risks Related to Legal, Compliance and Regulatory Matters
We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
We sell to customers outside of the United States from our United States and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 45% in 2020, 37% in 2019, and 40% in 2018 of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:
•burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements, increasingly complex requirements concerning privacy and data security, including the European Union's General Data Protection Regulation, and unexpected changes in any of these factors;
•difficulty in obtaining export licenses from the U.S. Government;
•political and economic instability and disruptions, including terrorist attacks;
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);
•potentially adverse tax consequences due to overlapping or differing tax structures;
•fluctuations in currency exchange rates; and
•disruptions in our business or the businesses of our suppliers or customers due to cyber security incidents, public health concerns (including viral outbreaks, such as the coronavirus) or natural disasters.
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
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2020, we had two CBD cases outstanding.
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
Risks Related to Our Debt
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
Risks Related to the Execution of Our Strategy
We may not be able to complete our acquisition strategy or successfully integrate acquired businesses.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2020, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2020, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,130
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/63,223
Alzenau, Germany (2)	Leased	136,433
Balzers, Lichtenstein(3)	Leased	83,399
Bloomfield, Connecticut (3)	Leased	44,800
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	97,000
Delta, Utah (1)	Owned	100,836
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Jena, Germany (3)	Owned	25,833
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	130,000/26,451
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned	98,750
Penang, Malaysia (3)	Leased	68,028
Reading, Pennsylvania (1)	Owned/Leased	128,863/287,000
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,743
Taoyuan City, Taiwan (2)	Leased	32,523
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	53,000
Wheatfield, New York (2)	Owned	35,000
Windsor, Connecticut (3)	Leased	34,700
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,500
Eschborn, Germany (3)	Leased	538
Maastricht, The Netherlands (2)	Leased	450
Port Charlotte, Florida(3)	Leased	161
Seoul, Korea (2)	Leased	13,654
Stuttgart, Germany (1)	Leased	24,800
Tokyo, Japan (1)	Leased	7,200

(1)PAC
(2)Advanced Materials
(3)Precision Optics

In addition to the above, the Company holds certain mineral rights on 7,500 acres in Juab County, Utah, from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. A portion of these mineral rights are held under lease. Ore reserve data can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Beryllium Claims
As of December 31, 2020, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases. During 2020, one new beryllium case was filed. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages. A co-defendent, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The Company believes that it has substantive defenses and intends to vigorously defend this suit.
In 2019, one beryllium case was filed. In Ronald Dwayne Manning v. Arconic Inc. et al., case number 19CI000219, filed in the Superior Court of the State of California, Tehama County, and later removed to the United States District Court, Eastern District of California (Sacramento Division), case number 2:19-CV-02202-MCE-DMC, the Company is one of four named defendants and 120 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products during his employment as an auto mechanic, welder, sprinkler installer, and movie projector operator, and asserts claims for negligence, strict liability, fraudulent concealment, and breach of implied warranties. The plaintiff seeks economic damages, non-economic damages, consequential damages, and punitive damages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.
The Company has insurance coverage, which may respond, subject to an annual deductible.
Other Claims
On October 14, 2020 Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff also alleges the Company failed to include all remuneration he and others received for premium and bonus pay when computing overtime pay. The case is currently in the preliminary stages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of January 29, 2021, there were 710 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
September 26 through October 30, 2020	—	$—	—	$8,316,239
October 31 through November 27, 2020	39	60.19	—	8,316,239
November 28 through December 31, 2020	109	60.75	—	8,316,239
Total	148	$60.61	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)	On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2020, we did not repurchase any shares under this program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

350
300
250
200
150
100
50
0
Dollars
2015
2016
2017
2018
2019
2020
Materion Common Stock
Russell 2000
S&P SmallCap 600
S&P SmallCap 600 - Materials

	2016	2017	2018	2019	2020
Materion Corporation	$172	$214	$199	$265	$287
Russell 2000	196	225	200	251	301
S&P SmallCap 600	215	244	223	273	304
S&P SmallCap 600 - Materials	196	216	168	202	246
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2015 and that all applicable dividends were reinvested.

Item 6.    SELECTED FINANCIAL DATA
Reserved.

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
Coronavirus (COVID-19) Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of our markets beginning in the first quarter of 2020 primarily in the form of reduced demand, particularly in the consumer electronics, automotive, energy, aerospace and defense, and industrial end markets. During 2020, we recorded additional reserves for slow-moving and excess inventory of approximately $1.3 million related to the collapse in demand in the oil and gas industry. We also reviewed for any other potential impairment indicators and did not identify any. We still may temporarily shut down our facilities in response to reduced demand, due to employees being impacted by COVID-19, or changes in government policy. We are not experiencing any significant supply chain disruptions. We expect reduced demand to continue at least through the first quarter of 2021, but the extent and timing cannot be reasonably estimated due to the evolving nature of this pandemic.
In 2020, the Company incurred $4.1 million of expense primarily related to premium pay for production workers who were deemed essential to work onsite during the pandemic, as well as for personal protective equipment and temperature-checking services.
The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot predict the extent to which our business, results of operations, financial condition, or cash flows will ultimately be impacted.
The Company suspended its share buyback program in the first quarter of 2020. The Company subsequently decided to lift the suspension of its share buyback program in the fourth quarter of 2020. In addition, the Company has evaluated the impact of the CARES Act and has determined it does not have a material impact to its consolidated financial statements. See Note H to the Consolidated Financial Statements for additional discussion.
From a liquidity perspective, we believe we are well positioned to manage through this global crisis. In order to ensure we have more than adequate liquidity, we borrowed $150.0 million under the revolving credit facility in April 2020, $116.0 million of which was repaid during the second half of 2020. We ended 2020 with total cash of $25.9 million and $38.5 million of total debt, or in a net debt position of $12.6 million. In addition, we had $245.8 million of available borrowings under our revolving credit facility as of December 31, 2020.
Additionally, in July 2020, we completed the acquisition of Optics Balzers for a purchase price of $136.1 million, including the assumption of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility during the second quarter of 2020.

RESULTS OF OPERATIONS
During the fourth quarter of 2020, we elected to change our method for valuing inventories that previously used the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Total inventories accounted for under the LIFO method represented approximately 45% of the Company's total inventories as of December 31, 2019 prior to this change in method. We determined that the FIFO method is preferable as it results in uniformity across materially all of our global operations, more closely resembles the physical flow of our inventory, and improves comparability with our peers. The effects of the change in accounting principle have been retrospectively applied to all periods presented in Item 7. Refer to “Note A - Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

(Thousands except per share data)	2020	2019	2018
Net sales	$1,176,274	$1,185,424	$1,207,815
Value-added sales	678,567	733,689	738,958
Gross margin	192,633	262,690	251,361
Gross margin as a % of Value-added sales	28%	36%	34%
Selling, general, and administrative (SG&A) expense	133,963	147,164	153,489
SG&A expense as a % of Value-added sales	20%	20%	21%
Research and development (R&D) expense	20,283	18,271	15,187
R&D expense as a % of Value-added sales	3%	2%	2%
Goodwill impairment charges	9,053	11,560	—
Asset impairment charges	1,419	2,581	—
Restructuring expense	11,237	785	5,599
Other — net	8,463	11,783	15,334
Operating profit	8,215	70,546	61,752
Other non-operating (income) expense — net	(3,939)	3,431	42,683
Interest expense — net	3,879	1,579	2,471
Income before income taxes	8,275	65,536	16,598
Income tax (benefit) expense	(7,187)	12,142	(4,446)
Net income	15,462	53,394	21,044

Diluted earnings per share	0.75	2.59	1.02

2020 Compared to 2019
Net sales of $1,176.3 million in 2020 decreased $9.1 million from $1,185.4 million in 2019. Increased net sales of $97.1 million in our Advanced Materials segment were more than offset by decreased net sales of $106.0 million and $0.2 million in our Performance Alloys and Composites and Precision Optics segments, respectively, driven by lower sales volumes. The change in precious metal and copper prices favorably impacted net sales during 2020 by $94.6 million.
Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $678.6 million in 2020 were down 8% compared to 2019. The increase in semiconductor end market value-added sales was more than offset by the decrease in value-added sales due to reduced demand in the aerospace and defense, energy, telecom and data center, and industrial end markets.
Gross margin was $192.6 million in 2020, or a 27% decrease from the $262.7 million gross margin recorded in 2019. Gross margin expressed as a percentage of value-added sales decreased to 28% in 2020 from 36% in 2019. The decrease was primarily driven by lower volumes, as well as $12.9 million of mine development costs relating to a recent mine expansion, $3.8 million of costs related to the COVID-19 pandemic, and a $1.3 million charge to reserves for slow-moving and excess inventory related to the collapse in demand in the oil and gas industry, all of which were recorded in 2020.
SG&A expense totaled $134.0 million in 2020 as compared to $147.2 million in 2019. The decrease in SG&A expense for 2020 was primarily driven by lower variable compensation expense and cost management actions, partially offset by integration and transaction costs related to the Optics Balzers acquisition. Expressed as a percentage of value-added sales, SG&A expense was 20% in both 2020 and 2019.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was $20.3 million, an increase of 11% compared to 2019 and increased to 3% as a percentage of value-added sales in 2020. The increase in R&D expense reflects additional investment in new product and application development.
Goodwill and Asset impairment charges includes non-recurring charges relating to goodwill and other assets in our Precision Optics segment. Refer to Note N to the Consolidated Financial Statements for additional discussion.
Restructuring expense consists primarily of cost reduction actions taken in order to improve the efficiency of our operations. In 2020, we recorded $11.2 million of restructuring charges. Of this amount, $8.8 million relates to the closure of our Warren, Michigan and Fremont, California facilities in our Performance Alloys and Composites segment and $1.7 million relates to the closure of our Large Area Coatings (LAC) business in our Precision Optics segment.
In 2019, we recorded $0.8 million of expenses related to restructuring actions taken in our LAC business and our Other segment. Refer to Note E to the Consolidated Financial Statements for additional discussion.
Other-net totaled expense of $8.5 million and $11.8 million in 2020 and 2019, respectively. The decrease in Other-net was primarily driven by a $3.3 million foreign exchange hedge gain realized in 2020. Refer to Note F to the Consolidated Financial Statements for the major components within Other-net.
Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. In 2019, other non-operating (income) expense-net included a non-cash pre-tax pension curtailment charge of $3.3 million associated with the pension plan amendment to freeze the pay and service amounts used to calculate pension benefits effective January 1, 2020. Refer to Note P of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $3.9 million in 2020 and $1.6 million in 2019. The increase in interest expense in 2020 compared to 2019 is primarily due to increased borrowings under our revolving credit facility.
Income tax (benefit) expense for 2020 was a benefit of $7.2 million compared to $12.1 million of expense in 2019. The effects of percentage depletion, the research and development credit, and the release of a valuation allowance in a foreign jurisdiction were the primary factors for the difference between the effective and statutory tax rates in 2020. Refer to Note H to the Consolidated Financial Statements for further details on income taxes.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results for 2019 compared to 2018.
Segment Disclosures
The Company consists of four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Alloys and Composites

(Thousands)	2020	2019	2018
Net sales	$394,195	$500,201	$500,590
Value-added sales	345,335	428,084	425,471
Operating profit	13,597	73,815	60,008

2020 Compared to 2019
Net sales from the Performance Alloys and Composites segment of $394.2 million in 2020 decreased 21% compared to 2019. The decrease was due to reduced sales into all major end markets, with the largest declines in the aerospace and defense, energy, telecom and data center, and industrial end markets.
Value-added sales of $345.3 million in 2020 were 19% lower than value-added sales of $428.1 million in 2019. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
Performance Alloys and Composites generated operating profit of $13.6 million, or 4% of value-added sales, in 2020 as compared to $73.8 million, or 17% of value-added sales, in 2019. The decrease in operating profit was primarily due to reduced sales volumes, as well as $12.9 million of mine development costs recorded in 2020. In addition, restructuring charges of $8.8 million were recorded in 2020 related to the closure of our Warren, Michigan and Fremont, California facilities.

Advanced Materials

(Thousands)	2020	2019	2018
Net sales	$670,867	$573,763	$586,643
Value-added sales	233,958	224,254	223,714
Operating profit	22,120	25,124	16,732

2020 Compared to 2019
Net sales from the Advanced Materials segment of $670.9 million in 2020 were 17% higher than net sales of $573.8 million in 2019. The increase in net sales was primarily due to the impact of higher pass-through metal prices of $92.6 million.
Value-added sales of $234.0 million increased $9.7 million compared to value-added sales of $224.3 million in 2019 primarily due to increased value-added sales into the semiconductor end market, partially offset by reduced value-added sales into the energy and other end markets.
Advanced Materials generated operating profit of $22.1 million in 2020, compared to $25.1 million in 2019. Decreased operating profit in 2020, compared to 2019, was the result of unfavorable sales mix and reduced manufacturing yields.
Precision Optics

(Thousands)	2020	2019	2018
Net sales	$111,212	$111,460	$120,582
Value-added sales	101,878	87,310	94,231
Operating (loss) profit	(4,382)	(3,550)	10,707

2020 Compared to 2019

Net sales from the Precision Optics segment of $111.2 million in 2020 decreased slightly compared to net sales of $111.5 million in 2019 primarily due to reduced sales volumes related to blood glucose test strip and projection display products and a lower mix of precious metal containing products, largely offset by an increase from sales attributable to our Optics Balzers acquisition.

Value-added sales of $101.9 million in 2020 increased 17% compared to value-added sales of $87.3 million in 2019. The increase was driven by our Optics Balzers acquisition, which was partially offset by reduced value-added sales related to blood glucose test strip and projection display products.

The Precision Optics segment generated operating losses of $4.4 million and $3.6 million in 2020 and 2019, respectively. The 2020 operating loss includes impairment charges of $10.5 million and restructuring charges of $2.1 million primarily related to the closure of our LAC business. The 2019 operating loss included impairment charges of $14.1 million related to our LAC business.
Other

(Thousands)	2020	2019	2018
Net sales	$—	$—	$—
Value-added sales	(2,604)	(5,959)	(4,458)
Operating loss	(23,120)	(24,843)	(25,695)

2020 Compared to 2019
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs of $23.1 million in 2020 decreased $1.7 million as compared to $24.8 million in 2019. Corporate costs were 3% of total Company value-added sales in both 2020 and 2019. The decrease in corporate costs in 2020 compared to 2019 is primarily related to lower variable compensation expense and cost management actions, partially offset by transaction costs related to the Optics Balzers acquisition.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2020, 2019, and 2018 is as follows:

(Thousands)	2020	2019	2018
Net sales
Performance Alloys and Composites	$394,195	$500,201	$500,590
Advanced Materials	670,867	573,763	586,643
Precision Optics	111,212	111,460	120,582
Other	—	—	—
Total	$1,176,274	$1,185,424	$1,207,815

Less: pass-through metal costs
Performance Alloys and Composites	$48,860	$72,117	$75,119
Advanced Materials	436,909	349,509	362,929
Precision Optics	9,334	24,150	26,351
Other	2,604	5,959	4,458
Total	$497,707	$451,735	$468,857

Value-added sales
Performance Alloys and Composites	$345,335	$428,084	$425,471
Advanced Materials	233,958	224,254	223,714
Precision Optics	101,878	87,310	94,231
Other	(2,604)	(5,959)	(4,458)
Total	$678,567	$733,689	$738,958

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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2020	2019	2018
Net cash provided by operating activities	$101,057	$99,222	$76,374
Net cash (used in) investing activities	(194,707)	(26,484)	(33,828)
Net cash (used in) financing activities	(7,091)	(18,054)	(13,605)
Effects of exchange rate changes	1,612	(322)	(140)
Net change in cash and cash equivalents	$(99,129)	$54,362	$28,801
Net cash provided by operating activities totaled $101.1 million in 2020 versus $99.2 million in 2019. Increased operating cash flow from customer prepayments of $49.4 million in 2020 was partially offset by $37.9 million of decreased net income. Working capital requirements used cash of $23.9 million during 2020 compared to using $22.0 million in 2019. Cash flows used in accounts receivable decreased $23.2 million. Three-month trailing days sales outstanding (DSO) was approximately 41 days at December 31, 2020 versus 47 days at December 31, 2019. Cash flows used for inventory were $1.3 million in 2020, compared to providing $20.5 million of cash in the prior year primarily in our Performance Alloys and Composites and Advanced Materials segments. Cash flows used for accounts payable and accrued expenses were $21.9 million compared to the prior-year use of cash of $18.6 million due to incentive compensation payouts. Price movements of precious and base metals are passed through to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize, our cash flow tends to stabilize as well.
Net cash used in investing activities was $194.7 million in 2020 compared to $26.5 million in 2019 due to a $130.7 million payment, net of cash acquired, for the Optics Balzers acquisition. In addition, capital expenditures increased $43.0 million in 2020, compared to 2019, due to investments in new equipment funded by customer prepayments. See Notes B and L to the Consolidated Financial Statements for additional discussion.
Net cash used in financing activities decreased $11.0 million from 2019 primarily due to net borrowings of $34.0 million under our revolving credit facility in 2020, partially offset by the paydown of $20.6 million of long-term debt, most of which was assumed in the Optics Balzers acquisition.
Dividends per common share increased 5% to $0.455 per share in 2020. Total dividend payments to common shareholders were $9.3 million in 2020 and $8.9 million in 2019. In May 2020, the Board of Directors declared an increase in our quarterly dividend from $0.11 to $0.115 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At December 31, 2020, cash and cash equivalents held by our foreign operations totaled $20.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2020 and December 31, 2019 is as follows:

	December 31,
(Thousands)	2020	2019
Cash and cash equivalents	$25,878	$125,007
Total outstanding debt	38,506	2,218
Net (debt) cash	(12,628)	122,789
Available borrowing capacity	$245,772	$340,906
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
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2020 and December 31, 2019. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
In July 2020, we completed the acquisition of 100% of the capital stock of Optics Balzers. The purchase price was approximately $136.1 million, including the assumption of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility in the second quarter of 2020.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022. The available and unused capacity under the metal financing lines totaled approximately $50.0 million as of December 31, 2020, compared to $140.7 million as of December 31, 2019. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We repurchased 158,000 shares of our common stock for $6.8 million during 2020. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.
Contractual Obligations
The following table summarizes contractual obligations as of December 31, 2020:

(Millions)	2021	2022	2023	2024	2025	There- after	Total
Debt (1)	$1.9	$0.5	$0.4	$34.4	$0.4	$0.9	$38.5
Interest payments on debt (2)	—	—	—	—	—	—	—
Finance lease obligations (3)	3.9	3.8	2.5	1.6	1.5	21.9	35.2
Non-cancelable lease payments (4)	10.7	9.4	8.8	6.6	6.3	53.0	94.8
Pension plan contributions (5)	—	—	—	—	—	—	—
Other long-term liabilities (6)	0.9	2.5	0.3	0.5	0.6	2.4	7.2
Purchase obligations	23.1	3.7	3.1	1.1	0.6	0.6	32.2
Total	$40.5	$19.9	$15.1	$44.2	$9.4	$78.8	$207.9

(1)     Refer to Note O to the Consolidated Financial Statements.
(2)    These amounts represent future interest payments related to our total debt, excluding any interest payments to be made on borrowings under our Credit Agreement.
(3)    Refer to Note M to the Consolidated Financial Statements.
(4)    The non-cancelable lease payments represent payments under operating leases with initial lease terms in excess of one year as of December 31, 2020.

(5)    Our domestic defined benefit pension plan is overfunded as of December 31, 2020. Contributions in future periods, if any, will be dependent upon regulatory requirements, the plan funded ratio, plan investment performance, discount rates, actuarial assumptions, plan amendments, our contribution objectives, and other factors. We anticipate funding those contributions with cash on hand, cash generated from operations, or borrowings under our existing lines of credit. It is not practical to estimate the required contributions beyond 2021 at the present time.
(6)    Other long-term liabilities include environmental remediation costs. We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $5.5 million at December 31, 2020 and $5.9 million at December 31, 2019. Environmental projects tend to be long term, and the associated payments are typically made over a number of years. Refer to Note T to the Consolidated Financial Statements for further discussion.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $400.0 million as of December 31, 2020 versus $309.3 million as of December 31, 2019. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2020 and December 31, 2019. Refer to Note J for additional information.

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

	Proven	Probable	Total
As of December 31, 2020
Tonnage (in thousands)	7,797	962	8,759
Grade (% beryllium)	0.246%	0.258%	0.247%
Beryllium pounds (in millions)	38.31	4.97	43.28

As of December 31, 2019
Tonnage (in thousands)	7,851	962	8,813
Grade (% beryllium)	0.246%	0.258%	0.248%
Beryllium pounds (in millions)	38.67	4.97	43.64

Based upon average production levels in recent years and our near-term production forecasts, proven and probable reserves would last a minimum of seventy-five years. The table below details our production of beryllium at our Utah location.

(Thousands of Pounds of Beryllium)	2020	2019	2018	2017	2016
Domestic ore	367	358	368	326	339
Purchased ore	—	3	—	12	23
Unyielded total	367	361	368	338	362
Annual yield	90%	90%	88%	88%	88%
Beryllium produced	334	324	324	296	318
% of mill capacity	52%	50%	50%	47%	42%
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
Management exercises judgment in its assessment that it is probable that the Company will collect substantially all of the payments attributed to products or services that will be transferred to our customers. We regularly review the creditworthiness of our customers considering such factors as the macroeconomic environment, current market conditions, geographic considerations, historical collection experience, a customer’s current credit standing, and the age of accounts receivable balances that may affect a customer’s ability to pay. If after we have recognized revenue, collectability of an account receivable becomes doubtful, we establish appropriate allowances and reserves against accounts receivable with respect to the previously recognized revenue that remains uncollected. Allowances and reserves against accounts receivable are maintained for estimated probable losses and are sufficient enough to ensure that accounts receivable are stated at amounts that are considered collectible.
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
Unearned revenue is recorded cash consideration from customers in advance of the shipment of the goods, which is a liability on our Consolidated Balance Sheets. This contract liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the Company has transferred control of the product to the customer. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid relating to contracts with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. Refer to Note D of the Consolidated Financial Statements for additional details on our contract balances.
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
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we used an expected rate of return on plan assets assumption of 5.75% at December 31, 2020 and 6.25% at December 31, 2019. This assumption is reflective of management’s view of the long-term returns in the marketplace, as well as changes in risk profiles and available investments. Should the assets earn an average return less than the expected return assumption over time, in all likelihood the future pension expense would increase.
The impact of a change in the discount rate or expected rate of return assumption on pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2021 projected pension expense approximately $32 thousand. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2021 projected pension expense by approximately $0.4 million.
Refer to Note P of the Consolidated Financial Statements for additional details on our pension and other post-employment benefit plans.
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
We had valuation allowances of $14.1 million and $17.7 million associated with certain federal, state, and foreign deferred tax assets as of year-end 2020 and 2019, respectively, primarily for net operating loss carryforwards.
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
Goodwill and Other Intangible Assets
We use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, royalty rates, asset lives, contributory asset charges, and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors.

Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination and is reviewed annually for impairment or more frequently if impairment indicators arise. Finite-lived intangible assets are reviewed for impairment if facts and circumstances warrant. The Company conducted its annual impairment assessment as of the first day of the fourth quarter.
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Advanced Materials segment totaled $50.5 million as of December 31, 2020. Within the Precision Optics segment, goodwill totaled $92.5 million. The remaining $1.9 million is related to the Performance Alloys and Composites segment.
In the first quarter of 2020, we recorded a $9.1 million charge to impair the remaining goodwill related to the closure of our LAC business. We did not identify any other events or circumstances during 2020 that required the performance of an interim impairment assessment.
For the purpose of the annual goodwill impairment assessment, we have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments including, but not limited to, macroeconomic conditions as related to our business, current and future financial performance of our reporting units, industry and market considerations, and cost factors such as changes in raw materials, labor, or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. The next step compares the fair value of the reporting unit to its carrying value, including goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit exceeds its fair value. At our September 26, 2020 annual assessment date, we opted to perform a “step zero” qualitative assessment for each of our reporting units. The results of the step zero indicated that no goodwill impairment existed.
We also compared the market capitalization as of September 26, 2020 to the carrying value of our equity, noting no impairment indicators or triggering events.

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
We are charged a consignment fee by the financial institutions that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2020, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $1.5 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts whose terms match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2020, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2020, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.1 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2020, 2019, or 2018 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances and borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. There were no interest rate derivatives outstanding as of December 31, 2020. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $90.0 million as of December 31, 2020. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2020 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2020 would reduce pre-tax profits by approximately $1.6 million in 2020. This calculation does not take into account the increase in margins as a result of translating foreign currency sales at the more favorable exchange rates, any changes in margins from potential volume fluctuations caused by currency movements, or the translation effects on any other foreign currency denominated income statement or balance sheet item.

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
Our bank lines are established with a number of different banks in order to mitigate our exposure with any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2020. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

The Company completed the acquisition of Optics Balzers AG (Optics Balzers) on July 17, 2020. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of December 31, 2020 did not include the internal control over financial reporting of Optics Balzers. The results of Optics Balzers are included in our consolidated financial statements from the date of acquisition and constituted 22% of total assets as of December 31, 2020.

Based on our assessment we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Materion Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
Change in Accounting Principles
As discussed in Note A to the consolidated financial statements, the Company elected to change its method of accounting for certain inventories to the first-in, first-out (“FIFO”) method during the year ended December 31, 2020.
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

Reconciliation of Precious Metals Consignment Inventory
Description of the matter
At December 31, 2020, the notional value of the Company’s off-balance sheet precious metals was $400.0 million. As discussed in Note J to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
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
To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the significant assumptions and data used to estimate the total value of the precious metal which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31, 2020, evaluated the underlying data used in the reconciliation, and confirmed the consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from their refine vendors, and other factors and assessed the historical accuracy of management’s analysis to evaluate the assumptions that were most significant to the calculated weight of the precious metal inventory.

Accounting for Business Combinations
Description of the matter
During 2020, the Company completed its acquisition of Optics Balzers AG for a purchase price of $136.1 million, including the assumption of debt, as disclosed in Note B to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of Optics Balzers AG was complex due to the significant estimation required by management and its specialists to determine the fair value of the acquired intangible assets, specifically customer relationships. The significant estimation was primarily due to the subjectivity of the assumptions used by management to measure the fair value of the customer relationships intangible asset and the sensitivity of the respective fair value to the significant underlying assumptions. The Company used a multi-period excess earnings method under the income approach to value this intangible asset. The significant assumptions used to estimate the fair value included the discount rate and certain assumptions that form the basis of future cash flows (including revenue growth rates and attrition rate). These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the recognition and measurement of customer relationships intangible assets that address the risks of material misstatement. Our tests included controls over the recognition and measurement of customer relationships, including the valuation models and underlying assumptions, as described above, used to develop such estimates.
To test the estimated fair value of customer relationships, we performed audit procedures that included, among others, evaluating the methods and significant assumptions used by the Company, as described above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also utilized our specialists to review the valuation methodology, discount rate, and attrition rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1958, but we are unable to determine the specific year.
Cleveland, Ohio
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation
Opinion on Internal Control over Financial Reporting
We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Optic Balzers AG, which is included in the 2020 consolidated financial statements of the Company and constituted 22% of total assets as of December 31, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Optics Balzers AG.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 18, 2021

Materion Corporation and Subsidiaries
Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Income

(Thousands except per share amounts)	2020	2019*	2018*
Net sales	$1,176,274	$1,185,424	$1,207,815
Cost of sales	983,641	922,734	956,454
Gross margin	192,633	262,690	251,361
Selling, general, and administrative expense	133,963	147,164	153,489
Research and development expense	20,283	18,271	15,187
Goodwill impairment charges (Note N)	9,053	11,560	—
Asset impairment charges (Note N)	1,419	2,581	—
Restructuring expense (Note E)	11,237	785	5,599
Other — net (Note F)	8,463	11,783	15,334
Operating profit	8,215	70,546	61,752
Other non-operating (income) expense — net (Note P)	(3,939)	3,431	42,683
Interest expense — net (Note G)	3,879	1,579	2,471
Income before income taxes	8,275	65,536	16,598
Income tax (benefit) expense (Note H)	(7,187)	12,142	(4,446)
Net income	$15,462	$53,394	$21,044
Basic earnings per share:
Net income per share of common stock	$0.76	$2.62	$1.04
Diluted earnings per share:
Net income per share of common stock	$0.75	$2.59	$1.02

Weighted-average number of shares of common stock outstanding:
Basic	20,338	20,365	20,212
Diluted	20,603	20,655	20,613
*Years ended December 31, 2019 and 2018 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income

(Thousands)	2020	2019*	2018*
Net income	$15,462	$53,394	$21,044
Other comprehensive income:
Foreign currency translation adjustment	9,030	(421)	(484)
Derivative and hedging activity, net of tax benefit of $28, $5, and $672, respectively	(80)	(4)	138
Pension and post-employment benefit adjustment, net of tax benefit (expense) of $651, ($4,741), and ($13,300), respectively	(2,127)	13,197	45,049
Other comprehensive income	6,823	12,772	44,703
Comprehensive income	$22,285	$66,166	$65,747
*Years ended December 31, 2019 and 2018 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows

(Thousands)	2020	2019*	2018*
Cash flows from operating activities:
Net income	$15,462	$53,394	$21,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	42,384	41,116	35,524
Amortization of deferred financing costs in interest expense	790	962	1,009
Stock-based compensation expense (non-cash)	5,528	7,170	5,313
Amortization of pension and post-retirement costs	(151)	386	5,551
Loss on sale of property, plant, and equipment	466	344	518
Deferred income tax (benefit) expense	(9,850)	3,945	(1,912)
Impairment charges	10,472	14,141	—
Net pension curtailments and settlements	94	3,328	41,406
Changes in assets and liabilities net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(707)	(23,933)	(7,219)
Decrease (increase) in inventory	(1,288)	20,485	3,978
Decrease (increase) in prepaid and other current assets	2,475	869	1,814
Increase (decrease) in accounts payable and accrued expenses	(21,877)	(18,575)	8,820
Increase (decrease) in unearned revenue	2,935	(2,538)	477
Increase (decrease) in interest and taxes payable	(157)	(805)	435
Increase (decrease) in unearned income due to customer prepayments	54,103	4,733	—
Domestic pension plan contributions	—	(4,500)	(42,000)
Other — net	378	(1,300)	1,616
Net cash provided by operating activities	101,057	99,222	76,374
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(130,715)	—	—
Payments for purchase of property, plant, and equipment	(67,274)	(24,251)	(27,702)
Payments for mine development	—	(2,277)	(6,558)
Proceeds from settlement of currency exchange contract	3,249	—	—
Proceeds from sale of property, plant, and equipment	33	44	432
Net cash used in investing activities	(194,707)	(26,484)	(33,828)
Cash flows from financing activities:
Proceeds from short-term debt under revolving credit agreement, net	34,000	—	—
Repayment of long-term debt	(20,634)	(823)	(777)
Principal payments under finance lease obligations	(2,213)	(1,200)	(861)
Cash dividends paid	(9,257)	(8,856)	(8,389)
Deferred financing costs	—	(2,130)	—
Repurchase of common stock	(6,766)	(199)	(422)
Payments of withholding taxes for stock-based compensation awards	(2,221)	(4,846)	(3,156)
Net cash used in financing activities	(7,091)	(18,054)	(13,605)
Effects of exchange rate changes	1,612	(322)	(140)
Net change in cash and cash equivalents	(99,129)	54,362	28,801
Cash and cash equivalents at beginning of period	125,007	70,645	41,844
Cash and cash equivalents at end of period	$25,878	$125,007	$70,645
*Years ended December 31, 2019 and 2018 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2020 and 2019
Consolidated Balance Sheets

(Thousands)	2020	2019*
Assets
Current assets
Cash and cash equivalents (Note A)	$25,878	$125,007
Accounts receivable (Note A)	166,447	154,751
Inventories, net (Notes A and J)	250,778	236,253
Prepaid and other current assets	20,896	21,736
Total current assets	463,999	537,747
Deferred income taxes (Notes A and H)	3,134	1,666
Property, plant, and equipment (Notes A and K)	998,312	916,965
Less allowances for depreciation, depletion, and amortization	(688,626)	(684,689)
Property, plant, and equipment — net	309,686	232,276
Operating lease, right-of-use asset (Note M)	62,089	23,413
Intangible assets (Notes A and N)	54,672	6,380
Other assets (Note P)	19,364	17,937
Goodwill (Notes A and N)	144,916	79,011
Total Assets	$1,057,860	$898,430

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note O)	$1,937	$868
Accounts payable	55,640	43,206
Salaries and wages	18,809	41,167
Other liabilities and accrued items	40,887	32,477
Income taxes (Notes A and H)	1,898	1,342
Unearned revenue (Note D)	7,713	3,380
Total current liabilities	126,884	122,440
Other long-term liabilities	14,313	11,560
Operating lease liabilities (Note M)	56,761	18,091
Finance lease liabilities (Note M)	20,539	17,424
Retirement and post-employment benefits (Note P)	41,877	32,466
Unearned income (Notes A and L)	86,761	32,891
Long-term income taxes (Notes A and H)	2,689	3,451
Deferred income taxes (Notes A and H)	15,864	13,104
Long-term debt (Note O)	36,542	1,260
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2020 and 2019)	258,642	249,674
Retained earnings	631,058	624,954
Common stock in treasury (6,820 shares for 2020 and 6,744 shares for 2019)	(199,187)	(186,845)
Accumulated other comprehensive loss (Note Q)	(38,639)	(45,462)
Other equity	3,756	3,422
Total shareholders’ equity	655,630	645,743
Total Liabilities and Shareholders’ Equity	$1,057,860	$898,430
*December 31, 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings*	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total*
Balance at January 1, 2018 (previously reported)	20,107	7,042	$223,484	$536,116	$(166,128)	$(102,937)	$4,446	$494,981
Inventory accounting method change*	—	—	—	32,134	—	—	—	32,134
Balance at January 1, 2018*	20,107	7,042	223,484	568,250	(166,128)	(102,937)	4,446	527,115
Net income*	—	—	—	21,044	—	—	—	21,044
Other comprehensive income	—	—	—	—	—	2,722	—	2,722
Net pension curtailments and settlements	—	—	—	—	—	41,406	—	41,406
Tax Cuts and Jobs Act Reclassification	—	—	—	(575)	—	575	—	—
Cumulative effect of accounting change	—	—	—	425	—	—	—	425
Cash dividends declared ($0.415 per share)	—	—	—	(8,389)	—	—	—	(8,389)
Stock-based compensation activity	202	(203)	11,131	(49)	(5,768)	—	—	5,314
Payments for withholding taxes for stock-based compensation awards	(60)	60	—	—	(3,156)	—	—	(3,156)
Repurchase of shares	(10)	10	—	—	(422)	—	—	(422)
Directors' deferred compensation	3	(3)	89	—	48	—	42	179
Balance at December 31, 2018*	20,242	6,906	$234,704	$580,706	$(175,426)	$(58,234)	$4,488	$586,238
Net income*	—	—	—	53,394	—	—	—	53,394
Other comprehensive income	—	—	—	—	—	9,444	—	9,444
Net pension curtailments and settlements	—	—	—	—	—	3,328	—	3,328
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.435 per share)	—	—	—	(8,856)	—	—	—	(8,856)
Stock-based compensation activity	252	(252)	14,876	(111)	(7,595)	—	—	7,170
Payments for withholding taxes for stock-based compensation awards	(89)	89	—	—	(4,846)	—	—	(4,846)
Repurchase of shares	(5)	5	—	—	(199)	—	—	(199)
Directors’ deferred compensation	4	(4)	94	—	1,221	—	(1,066)	249
Balance at December 31, 2019*	20,404	6,744	$249,674	$624,954	$(186,845)	$(45,462)	$3,422	$645,743
Net income	—	—	—	15,462	—	—	—	15,462
Other comprehensive income	—	—	—	—	—	6,729	—	6,729
Net pension curtailments and settlements	—	—	—	—	—	94	—	94
Cash dividends declared ($0.455 per share)	—	—	—	(9,257)	—	—	—	(9,257)
Stock-based compensation activity	117	(117)	8,867	(101)	(3,147)	—	—	5,619
Payments for withholding taxes for stock-based compensation awards	(39)	39	—	—	(2,221)	—	—	(2,221)
Repurchase of shares	(158)	158	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	4	(4)	101	—	(208)	—	334	227
Balance at December 31, 2020	20,328	6,820	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
*The balances at January 1, 2018 and the years ended December 31, 2018 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Organization:  Materion Corporation (the Company) is a holding company with subsidiaries that have operations in the United States, Europe, and Asia. These operations manufacture advanced engineered materials used in a variety of end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center. The Company has four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Optics, and Other. Other includes unallocated corporate costs.
Refer to Note C for additional segment details. The Company distributes its products through a combination of company-owned facilities and independent distributors and agents.
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
The amounts reflected in Note B to the Consolidated Financial Statements are the results of the preliminary purchase price allocation for the Optics Balzers acquisition and will be updated upon completion of the final valuation. The Company is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined.
Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Change in Accounting Principle:  During the fourth quarter of 2020, the Company changed its method of accounting for certain domestic inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All prior periods presented have been retroactively adjusted to apply the new method of accounting.
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2020. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the expected losses resulting from the inability of customers to pay amounts due. The Company considers the current market conditions and credit losses related to the Company's trade receivables based on the macroeconomic environment, geographic considerations, and other expected market trends. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. Accounts receivable were net of an allowance for credit losses of $0.5 million and $0.4 million at December 31, 2020 and 2019, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are material. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.

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
Historically, the Company’s mine development costs involved the development of a new source of ore, and, as such, mine development costs incurred were capitalized during the pre-production phase of a mine and amortized into inventory as the ore was extracted. In 2020, the Company expanded a mine to further develop an ore body. Since the pre-production phase ended when ore was first extracted from this mine, the Company recognized approximately $12.9 million of mine development costs in 2020 as a component of cost of sales. This expansion is expected to benefit future periods.
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
Derivatives:  The Company recognizes all derivatives on the balance sheet at fair value. If the derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income, a component of shareholders’ equity, until the hedged item is recognized in earnings. If the derivative is designated as a fair value hedge, changes in fair value are offset against the change in the fair value of the hedged asset, liability, or commitment through earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in its fair value are adjusted through the income statement.
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
Also included in Unearned Income as of December 31, 2020 are $58.8 million of customer prepayments. See Note L for additional discussion.
Advertising Costs: The Company expenses all advertising costs as incurred. Advertising costs were $0.3 million in 2020, $0.7 million in 2019, and $1.2 million in 2018.
Stock-based Compensation:  The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Stock-based awards include performance-based restricted stock units (PRSUs), restricted stock units (RSUs), and stock appreciation rights (SARs). The fair value of PRSUs and RSUs is primarily based on the closing market price of a share of the Company's common stock on the date of grant, modified as appropriate to take into account the features of such grants. SARs are granted with an exercise price equal to the closing price of the Company's common shares on the date of grant. The fair value of SARs is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note R for additional information about stock-based compensation.
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
In August 2018, the FASB issued ASU 2018-14 Defined Benefit Plans (Topic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans, which intends to improve disclosure effectiveness by adding, removing, or clarifying certain disclosure requirements related to defined benefit pension or other postretirement plans. The standard is effective for fiscal years ending after December 15, 2020. The Company adopted this guidance as of December 31, 2020. The effect of the adoption did not materially impact the Company's financial statements or related disclosures.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.
Inventories:  Inventories are stated at the lower of cost or net realizable value. In the fourth quarter of 2020, the Company voluntarily changed its method of inventory costing for the majority of its domestic inventories to the FIFO method from the LIFO method. Except for its bertrandite ore mine which values inventory using a weighted average cost method, the Company's remaining inventories are valued using the FIFO method. The Company believes that a current costing method is preferable as it improves comparability with its most similar peers, it more closely resembles the physical flow of its inventory (i.e., it provides better matching of revenues and expenses), and it results in uniformity across a significant majority of the Company’s inventory. Prior to the change in method, inventories valued on the LIFO cost method were approximately 45% of the Company's total inventories as of December 31, 2020.
The effects of the change in accounting principle from LIFO to FIFO have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheets as of December 31, 2019 and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018 were adjusted as necessary.
As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying financial statements were adjusted, as follows:
Consolidated Statements of Income

(Thousands except per share amounts)
	2020			2019			2018
Selected Items	As Computed Under LIFO	As Reported Under FIFO	Difference	Previously Reported	As Adjusted	Adjustment	Previously Reported	As Adjusted	Adjustment
Cost of sales	$981,722	$983,641	$1,919	$926,280	$922,734	$(3,546)	$956,710	$956,454	$(256)
Gross margin	194,552	192,633	(1,919)	259,144	262,690	3,546	251,105	251,361	256
Operating profit	10,134	8,215	(1,919)	67,000	70,546	3,546	61,496	61,752	256
Income before income taxes	10,194	8,275	(1,919)	61,990	65,536	3,546	16,342	16,598	256
Income tax (benefit) expense	(6,748)	(7,187)	(439)	11,330	12,142	812	(4,504)	(4,446)	58
Net income	16,942	15,462	(1,480)	50,660	53,394	2,734	20,846	21,044	198
Basic earnings per share:
Net income per share of common stock	$0.83	$0.76	$(0.07)	$2.49	$2.62	$0.13	$1.03	$1.04	$0.01
Diluted earnings per share:
Net income per share of common stock	$0.82	$0.75	$(0.07)	$2.45	$2.59	$0.14	$1.01	$1.02	$0.01

Consolidated Statements of Comprehensive Income

(Thousands)
	2020			2019			2018
Selected Items	As Computed Under LIFO	As Reported Under FIFO	Difference	Previously Reported	As Adjusted	Adjustment	Previously Reported	As Adjusted	Adjustment
Net income	$16,942	$15,462	$(1,480)	$50,660	$53,394	$2,734	$20,846	$21,044	$198
Comprehensive income	23,765	22,285	(1,480)	63,432	66,166	2,734	65,549	65,747	198
Consolidated Balance Sheets

(Thousands)
	2020			2019
Selected Items	As Computed Under LIFO	As Reported Under FIFO	Difference	Previously Reported	As Adjusted	Adjustment
Inventories, net	$206,834	$250,778	$43,944	$190,390	$236,253	$45,863
Prepaid and other current assets	23,470	20,896	(2,574)	21,839	21,736	(103)
Deferred income taxes (liability)	8,081	15,864	7,783	2,410	13,104	10,694
Retained earnings	597,471	631,058	33,587	589,888	624,954	35,066
Consolidated Statements of Cash Flows

(Thousands)
	2020			2019			2018
Selected Items	As Computed Under LIFO	As Reported Under FIFO	Difference	Previously Reported	As Adjusted	Adjustment	Previously Reported	As Adjusted	Adjustment
Net income	$16,942	$15,462	$(1,480)	$50,660	$53,394	$2,734	$20,846	$21,044	$198
Deferred income tax (benefit) expense	(6,940)	(9,850)	(2,910)	2,584	3,945	1,361	(1,318)	(1,912)	(594)
Decrease (increase) in inventory	(3,207)	(1,288)	1,919	24,031	20,485	(3,546)	4,234	3,978	(256)
Decrease (increase) in prepaid and other current assets	4	2,475	2,471	1,418	869	(549)	1,162	1,814	652

As a result of the retrospective application of this change in accounting principle, the following financial statement line items within the unaudited interim 2020 and 2019 quarterly condensed consolidated financial statements were adjusted, as follows:

Quarterly Data (unaudited)

(Thousands except per share amounts)
	2020
	First Quarter			Second Quarter
Selected Items	Previously Reported	As Adjusted	Adjustment	Previously Reported	As Adjusted	Adjustment
Cost of sales	$232,371	$233,376	$1,005	$223,378	$224,513	$1,135
Gross margin	45,575	44,570	(1,005)	48,090	46,955	(1,135)
Operating (loss) profit	(4,563)	(5,568)	(1,005)	8,706	7,571	(1,135)
(Loss) Income before income taxes	(3,865)	(4,870)	(1,005)	8,298	7,163	(1,135)
Income tax (benefit) expense	(762)	(992)	(230)	1,620	1,360	(260)
Net (loss) income	(3,103)	(3,878)	(775)	6,678	5,803	(875)
Basic earnings per share:
Net (loss) income per share of common stock	$(0.15)	$(0.19)	$(0.04)	$0.33	$0.29	$(0.04)
Diluted earnings per share:
Net (loss) income per share of common stock	$(0.15)	$(0.19)	$(0.04)	$0.32	$0.28	$(0.04)

(Thousands except per share amounts)
	2020
	Third Quarter			Fourth Quarter
Selected Items	Previously Reported	As Adjusted	Adjustment	As Computed Under LIFO	As Reported	Difference
Cost of sales	$240,531	$241,860	$1,329	$285,442	$283,892	$(1,550)
Gross margin	46,640	45,311	(1,329)	54,247	55,797	1,550
Operating (loss) profit	713	(616)	(1,329)	5,278	6,828	1,550
(Loss) Income before income taxes	455	(874)	(1,329)	5,306	6,856	1,550
Income tax (benefit) expense	(6,041)	(6,345)	(304)	(1,565)	(1,210)	355
Net income	6,496	5,471	(1,025)	6,871	8,066	1,195
Basic earnings per share:
Net income per share of common stock	$0.32	$0.27	$(0.05)	$0.34	$0.40	$0.06
Diluted earnings per share:
Net income per share of common stock	$0.32	$0.27	$(0.05)	$0.33	$0.39	$0.06

(Thousands except per share amounts)
	2019
	First Quarter			Second Quarter
Selected Items	Previously Reported	As Adjusted	Adjustment	Previously Reported	As Adjusted	Adjustment
Cost of sales	$232,129	$231,835	$(294)	$228,249	$225,846	$(2,403)
Gross margin	69,312	69,606	294	69,594	71,997	2,403
Operating profit	21,387	21,681	294	22,750	25,153	2,403
Income before income taxes	20,676	20,970	294	19,138	21,541	2,403
Income tax expense	3,770	3,837	67	3,598	4,148	550
Net income	16,906	17,133	227	15,540	17,393	1,853
Basic earnings per share:
Net income per share of common stock	$0.83	$0.85	$0.02	$0.76	$0.85	$0.09
Diluted earnings per share:
Net income per share of common stock	$0.82	$0.83	$0.01	$0.75	$0.84	$0.09

(Thousands except per share amounts)
	2019
	Third Quarter			Fourth Quarter
Selected Items	Previously Reported	As Adjusted	Adjustment	Previously Reported	As Adjusted	Adjustment
Cost of sales	$240,748	$239,374	$(1,374)	$225,154	$225,679	$525
Gross margin	65,231	66,605	1,374	55,007	54,482	(525)
Operating profit	6,289	7,663	1,374	16,574	16,049	(525)
Income before income taxes	5,726	7,100	1,374	16,450	15,925	(525)
Income tax expense	2,263	2,578	315	1,699	1,579	(120)
Net income	3,463	4,522	1,059	14,751	14,346	(405)
Basic earnings per share:
Net income per share of common stock	$0.17	$0.22	$0.05	$0.72	$0.70	$(0.02)
Diluted earnings per share:
Net income per share of common stock	$0.17	$0.22	$0.05	$0.71	$0.69	$(0.02)

Note B — Acquisition

On July 17, 2020, the Company acquired 100% of the capital stock of Optics Balzers, an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of $22.5 million of debt. The transaction was funded with cash on hand, including a portion of the $150.0 million borrowed under our revolving credit facility during the first half of 2020. This business operates within the Precision Optics segment, and the results of operations are included as of the date of acquisition. The combination of Materion and Optics Balzers creates a premier optical thin film coating solutions provider with a highly complementary geographic, product, and end market portfolio.

The preliminary purchase price allocation for the acquisition is as follows:

(Thousands)	July 17, 2020
Assets:
Cash and cash equivalents	$5,390
Accounts receivable	8,484
Inventories	10,715
Prepaid and other current assets	937
Property, plant, and equipment	46,791
Operating lease, right-of-use assets	13,357
Intangible assets	49,300
Goodwill	70,639
Total assets acquired	$205,613

Liabilities:
Short-term debt	$600
Accounts payable	2,851
Salaries and wages	4,392
Other liabilities and accrued items	3,678
Income taxes	61
Unearned revenue	1,259
Other long-term liabilities	207
Operating lease liabilities	12,356
Finance lease liabilities	2,642
Retirement and post-employment benefits	6,586
Unearned income	1,835
Long-term income taxes	181
Deferred income taxes	10,934
Long-term debt	21,926
Total liabilities assumed	$69,508
Net assets acquired	$136,105

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The Company engaged specialists to assist in the valuation of property, plant, and equipment, intangible assets, and retirement and post-employment benefits. The estimates in the purchase price allocation are based on available information and will be revised during the measurement period, not to exceed 12 months, as additional information becomes available on tax-related items, and as additional analysis is performed. Such revisions are not expected to have a material impact on the Company's results of operations and financial position. No material measurement period adjustments have been recorded since the acquisition date.

The Company's consolidated financial statements include the results of operations of Optics Balzers from the acquisition date through December 31, 2020. The amount of Net sales and operating results attributable to the acquisition during this period were not material.

Acquisition-related transaction and integration costs totaled $6.5 million in 2020. These costs are included in selling, general, and administrative expense in the Consolidated Statements of Income.

As part of the acquisition, the Company recorded approximately $70.6 million of goodwill in its Precision Optics segment. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired and primarily attributable to the synergies expected to arise after the acquisition dates. The goodwill is not expected to be deductible for U.S. tax purposes.

The following table reports the intangible assets by asset category as of the closing date:

(Thousands)	Value at Acquisition	Weighted Average Life
Customer relationships	$40,141	18 years
Technology	4,059	5 years
Licenses and other	5,100	5 years
Total	$49,300
Note C — Segment Reporting and Geographic Information
Certain amounts below have been adjusted to reflect the retrospective application of the Company's change in inventory accounting method, as described in Note A.
The Company has the following operating segments: Performance Alloys and Composites, Advanced Materials, Precision Optics, and Other. The Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the availability of discrete financial information and the Company’s organizational and management structure.
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
Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

Financial information for reportable segments was as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
2020
Net sales	$394,195	$670,867	$111,212	$—	$1,176,274
Intersegment sales	6	35,912	—	—	35,918
Operating profit (loss)	13,597	22,120	(4,382)	(23,120)	8,215
Depreciation, depletion, and amortization	25,782	8,061	6,564	1,977	42,384
Expenditures for long-lived assets	53,841	9,003	908	3,522	67,274
Total Assets	477,892	251,637	268,004	60,327	1,057,860
2019
Net sales	$500,201	$573,763	$111,460	$—	$1,185,424
Intersegment sales	38	70,047	—	—	70,085
Operating profit (loss)	73,815	25,124	(3,550)	(24,843)	70,546
Depreciation, depletion, and amortization	24,437	8,955	5,695	2,029	41,116
Expenditures for long-lived assets	15,520	7,572	1,045	2,391	26,528
Total Assets	442,885	214,961	78,981	161,603	898,430
2018
Net sales	$500,590	$586,643	$120,582	$—	$1,207,815
Intersegment sales	37	50,460	—	—	50,497
Operating profit (loss)	60,008	16,732	10,707	(25,695)	61,752
Depreciation, depletion, and amortization	17,434	8,575	7,066	2,449	35,524
Expenditures for long-lived assets	15,396	15,523	1,983	1,358	34,260
Total Assets	453,345	206,393	90,537	93,035	843,310
Intersegment sales are eliminated in consolidation.
The primary measure of evaluating segment performance is operating profit. From an assets perspective, segments are evaluated based upon a return on invested capital metric, which includes inventory, accounts receivable, and property, plant, and equipment.
A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

(Thousands)	2020	2019	2018
Total operating profit for reportable segments	8,215	70,546	61,752
Other non-operating (income) expense - net	(3,939)	3,431	42,683
Interest expense - net	3,879	1,579	2,471
Income before income taxes	$8,275	$65,536	$16,598

Other geographic information includes the following:

(Thousands)	2020	2019	2018
Net sales
United States	$641,727	$743,345	$726,881
Asia	329,968	256,114	270,672
Europe	189,281	169,132	186,081
All other	15,298	16,833	24,181
Total	$1,176,274	$1,185,424	$1,207,815
Property, plant, and equipment, net by country deployed
United States	$223,340	$194,596	$215,395
All other	86,346	37,680	35,623
Total	$309,686	$232,276	$251,018
International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.
The following table disaggregates revenue for each segment by end market for 2020 and 2019:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
2020
End Market
Semiconductor	$4,626	$526,553	$456	$—	$531,635
Industrial	90,884	38,052	18,096	—	147,032
Aerospace and Defense	67,173	6,241	19,539	—	92,953
Consumer Electronics	47,983	479	21,566	—	70,028
Automotive	66,489	6,262	3,532	—	76,283
Energy	20,587	75,768	—	—	96,355
Telecom and Data Center	44,313	2,183	—	—	46,496
Other	52,140	15,329	48,023	—	115,492
Total	$394,195	$670,867	$111,212	$—	$1,176,274

2019
End Market
Semiconductor	$5,353	$432,658	$711	$—	$438,722
Industrial	106,334	29,917	14,253	—	150,504
Aerospace and Defense	109,717	5,647	20,731	—	136,095
Consumer Electronics	72,360	1,254	18,201	—	91,815
Automotive	69,057	8,179	969	—	78,205
Energy	41,101	74,613	—	—	115,714
Telecom and Data Center	61,344	2,981	—	—	64,325
Other	34,935	18,514	56,595	—	110,044
Total	$500,201	$573,763	$111,460	$—	$1,185,424

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
Shipping and Handling Costs: The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, customer payments for shipping and handling costs are recorded as a component of net sales, and related costs are recorded as a component of cost of sales.
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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2020. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $10.2 million.
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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2020	December 31, 2019	$ change	% change
Accounts receivable, trade	$156,821	$141,168	$15,653	11%
Unbilled receivables	8,832	13,583	(4,751)	(35)%
Unearned revenue	7,713	3,380	4,333	128%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2020.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.
Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $3.2 million of the December 31, 2019 unearned amounts as revenue during 2020.
As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Restructuring
During 2020, the Company committed to a plan to sell its Large Area Coatings (LAC) business (a reporting unit within the Precision Optics segment) and determined that it met the criteria to be classified as held for sale. The Company recorded a goodwill impairment charge of $9.1 million in the first quarter of 2020 to write-off the remaining balance of goodwill for the LAC reporting unit. In addition, the Company estimated the fair value of the disposal group as a whole, less costs to sell, and compared the fair value to the remaining carrying value. Based on this review, the Company recorded an additional $1.4 million asset impairment loss. During the third quarter of 2020, the Company concluded that it intended to close its LAC business and, as a result, only a portion of the fixed assets of the LAC business are classified as held for sale. At December 31, 2020, fixed assets totaling $0.2 million were classified as held for sale and reflected within Prepaid and other current assets in the Consolidated Balance Sheet.

Costs associated with the closure of the LAC business totaled $1.7 million in 2020 and included $0.7 million of severance associated with approximately 20 employees and $1.0 million of facility and other related costs.
Remaining severance payments of $0.6 million and facility costs of $1.0 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items, respectively, in the Consolidated Balance Sheet. The Company expects to incur additional costs related to these initiatives of approximately $0.2 million in the first quarter of 2021.
In addition, in 2020, the Company completed additional cost reduction actions in order to align costs with commensurate business levels in its Precision Optics segment. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reductions. Costs associated with these actions totaled $0.4 million and included severance associated with approximately 28 employees and other related costs, all of which was paid during 2020.
Also, in 2020, the Company initiated a restructuring plan in its PAC segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $8.8 million in 2020 and included $2.1 million of severance associated with approximately 63 employees, and $5.3 million of facility and other related costs.
Remaining severance payments of $0.5 million and facility costs of $0.5 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items in the Consolidated Balance Sheet as of December 31, 2020. The Company does not expect to incur any additional costs associated with these initiatives.
In 2019, the Company initiated a restructuring plan in its LAC business to reduce headcount, idle certain machinery and equipment, and exit a facility in Windsor, Connecticut. Costs associated with this plan also included severance and related costs for 19 employees, all of which was paid out by the end of 2020.
In addition, in 2019, the Company completed cost reduction actions in order to align costs with commensurate business levels. These actions were accomplished through elimination of vacant positions, consolidation of roles, and staff reduction. Costs associated with these actions were in the Other segment and included severance associated with seven employees and other related costs. All severance payments were paid by the end of 2020.
Costs associated with cost reduction actions in 2018 were in the Advanced Materials segment and included severance associated with approximately forty employees and other related costs. Remaining severance payments amount to approximately $0.3 million as of December 31, 2020.
These costs are presented in the Company's segment results as follows:

(Thousands)	2020	2019	2018
Performance Alloys and Composites	$8,763	$—	$—
Advanced Materials	—	—	5,599
Precision Optics	2,052	328	—
Other	422	457	—
Total	$11,237	$785	$5,599
Note F — Other-net
Other-net is summarized for 2020, 2019, and 2018 as follows:

	(Income) Expense
(Thousands)	2020	2019	2018
Metal consignment fees	$8,587	$9,247	$10,999
Amortization of intangible assets	2,377	1,400	2,265
Foreign currency (gain) loss	(2,569)	666	1,487
Net loss on disposal of fixed assets	466	344	518
Rental income	—	(87)	(416)
Other items	(398)	213	481
Total other-net	$8,463	$11,783	$15,334

Note G — Interest expense-net
The following chart summarizes the interest incurred, capitalized, and paid for 2020, 2019, and 2018:

(Thousands)	2020	2019	2018
Interest incurred, net	$3,889	$1,641	$2,870
Less: Capitalized interest	10	62	399
Total net expense	$3,879	$1,579	$2,471
Interest paid	$3,442	$1,799	$1,436
The increase in interest expense for 2020 versus 2019 was primarily due to increased borrowings under our revolving credit facility during 2020. The decrease in interest expense in 2019 compared to 2018 was primarily due to interest income earned on investments held in money market accounts. Amortization of deferred financing costs within interest expense was $0.8 million in 2020 and $1.0 million in both 2019 and 2018.

Note H — Income Taxes
Certain amounts below have been adjusted to reflect the retrospective application of the Company's change in inventory accounting method, as described in Note A.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The Company has examined the impact of the CARES Act on its business and has determined it does not have a material impact to its consolidated financial statements.
On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions. The U.S. Treasury Department also released final tax regulations on July 20, 2020 permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. On December 31, 2020, the U.S. Treasury Department issued final tax regulations for certain employee renumeration in excess of $1 million under IRC Section 162(m). The Company has applied the new legislation to its consolidated financial statements.
On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA) was enacted in the United States. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA in 2017 and 2018.

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
Income before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2020	2019	2018
Income (loss) before income taxes:
Domestic	$(1,153)	$60,271	$20,528
Foreign	9,428	5,265	(3,930)
Total income before income taxes	$8,275	$65,536	$16,598
Income tax expense:
Current income tax expense (benefit):
Domestic	$812	$6,995	$(5,244)
Foreign	1,851	1,202	2,710
Total current	$2,663	$8,197	$(2,534)
Deferred income tax (benefit) expense:
Domestic	$(5,641)	$2,687	$(4,677)
Foreign	(4,209)	1,258	2,765
Total deferred	$(9,850)	$3,945	$(1,912)
Total income tax (benefit) expense	$(7,187)	$12,142	$(4,446)
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax effect	(10.0)	1.0	0.2
Effect of excess of percentage depletion over cost depletion	(43.0)	(4.3)	(17.5)
Manufacturing production deduction, including impact of NOL carryback	—	—	6.2
Foreign derived intangible income deduction	(1.8)	(3.0)	(2.8)
Non-deductible goodwill impairment	7.1	1.1	—
Tax Cuts and Jobs Act impact	—	2.3	(66.7)
Research and development tax credit	(16.4)	(1.1)	(7.5)
Foreign tax credit	—	(0.3)	(1.9)
Impact of foreign operations	(5.3)	0.9	1.8
Non-deductible transaction costs	6.9	0.2	1.3
Interest from tax authorities	(3.8)	—	—
Adjustment to unrecognized tax benefits	1.8	0.2	2.7
Equity compensation	(5.3)	(3.2)	(4.3)
Non-deductible officers' compensation	6.8	0.8	—
Valuation allowance	(45.5)	2.1	38.1
Other items	0.6	0.8	2.6
Effective tax rate	(86.9)%	18.5%	(26.8)%

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2020	2019
Asset (liability)
Post-employment benefits other than pensions	$1,564	$1,626
Other reserves	226	543
Deferred compensation	3,322	3,314
Environmental reserves	1,301	1,384
Lease liabilities	10,469	4,614
Pensions	7,456	5,149
Accrued compensation expense	2,683	5,364
Net operating loss and credit carryforwards	12,685	13,513
Research and development tax credit carryforward	26	25
Subtotal	39,732	35,532
Valuation allowance	(14,134)	(17,676)
Total deferred tax assets	25,598	17,856
Depreciation	(12,112)	(10,780)
Lease assets	(10,261)	(4,428)
Inventory	(3,532)	(7,954)
Amortization	(10,754)	(2,426)
Mine development	(1,669)	(3,706)
Total deferred tax liabilities	(38,328)	(29,294)
Net deferred tax liabilities	$(12,730)	$(11,438)

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
At December 31, 2020, for income tax purposes, the Company had foreign net operating loss carryforwards of $27.8 million that do not expire, and $7.1 million that expire in calendar years 2021 through 2027. The Company also had state net operating loss carryforwards of $20.5 million that expire in calendar years 2021 through 2040 and state tax credits of $3.7 million that expire in calendar years 2021 through 2035. A valuation allowance of $9.5 million has been provided against certain foreign and state net operating loss carryforwards and state tax credits due to uncertainty of their realization.
The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2016, and foreign examinations for tax years before 2011.
We operate under a tax holiday in Malaysia, which is effective through July 31, 2022, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment, sales, and investment thresholds. The impact of this holiday decreased foreign taxes by $0.5 million in 2020. The benefit of the tax holiday on net income per share (diluted) was $0.03 in 2020.

A reconciliation of the Company’s unrecognized tax benefits (excluding interest and penalties) for the year-to-date periods ended December 31, 2020 and 2019 is as follows:

(Thousands)	2020	2019
Balance at January 1	$3,221	$2,883
Additions to tax provisions related to the current year	191	—
Additions to tax positions related to prior years	—	399
Reduction to tax positions related to prior years	(349)	—
Lapses on statutes of limitations	(703)	(61)
Balance at December 31	$2,360	$3,221
Included in the balance as of December 31, 2020 and December 31, 2019 are $2.7 million and $2.4 million, respectively, of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized. We believe it is reasonably possible that a decrease of up to $1.6 million of unrecognized tax benefits related to federal exposures may be recognized in the next twelve months as a result of the lapse of the statute of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2020, 2019, and 2018. As of December 31, 2020 and 2019, accrued interest and penalties, net of the related tax benefit, were immaterial.
Income taxes paid during 2020, 2019, and 2018, were approximately $3.9 million, $9.3 million, and $2.6 million, respectively.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2020. The amount of such unrepatriated earnings totaled $98.4 million as of December 31, 2020. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Note I — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2020	2019*	2018*
Numerator for basic and diluted EPS:
Net income	$15,462	$53,394	$21,044
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,338	20,365	20,212
Effect of dilutive securities:
Stock appreciation rights	39	72	170
Restricted stock units	102	75	85
Performance-based restricted stock units	124	143	146
Diluted potential common shares	265	290	401
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,603	20,655	20,613
Basic EPS	$0.76	$2.62	$1.04
Diluted EPS	$0.75	$2.59	$1.02
*Amounts for the years ended December 31, 2019 and 2018 have been adjusted to reflect the change in inventory accounting method, as described in Note A.
Equity awards covering shares of common stock totaling 166,255 in 2020, 71,199 in 2019, and 65,122 in 2018 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

Note J — Inventories, net
Inventories are stated at the lower of cost or net realizable value. In the fourth quarter of 2020, the Company voluntarily changed its method of inventory costing for the majority of its domestic inventories to the FIFO method from the LIFO method. The Company believes that the FIFO method is preferable as it results in uniformity across the Company's global operations, provides better matching of revenues and expenses, and improves comparability with the Company's peers.
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2020	2019*
Raw materials and supplies	$42,905	$35,612
Work in process	200,741	175,135
Finished goods	7,132	25,506
Inventories, net	250,778	236,253
*December 31, 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A.
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
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $400.0 million as of December 31, 2020 versus $309.3 million as of December 31, 2019.
Note K — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2020	2019
Land	$5,686	$4,874
Buildings	165,144	150,323
Machinery and equipment	645,195	639,310
Software	43,652	44,652
Construction in progress	69,297	16,699
Allowances for depreciation	(662,724)	(669,250)
Subtotal	266,250	186,608
Finance leases	34,301	26,069
Allowances for depreciation	(4,914)	(3,569)
Subtotal	29,387	22,500
Mineral resources	4,979	4,980
Mine development	30,058	30,058
Allowances for amortization and depletion	(20,988)	(11,870)
Subtotal	14,049	23,168
Property, plant, and equipment — net	$309,686	$232,276

The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in Unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment. Unearned income was reduced by $4.3 million in both 2020 and 2018 and $4.4 million in 2019 and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin.
We recorded depreciation and depletion expense of $30.9 million in 2020, $30.3 million in 2019, and $33.3 million in 2018. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is also net of the reduction in the unearned income liability in 2020, 2019, and 2018. The net carrying value of capitalized software was $5.0 million and $7.9 million at December 31, 2020 and December 31, 2019, respectively. Depreciation expense related to software was $1.8 million, $2.4 million, and $2.6 million in 2020, 2019, and 2018, respectively.
Note L — Customer Prepayments
The Company entered into investment and master supply agreements with a customer to procure equipment to manufacture product for the customer. The customer will make prepayments to the Company in the amount of approximately $70 million in the aggregate to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when commercial production of the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, as of December 31, 2020, $58.8 million of prepayments are classified as Unearned income in the Consolidated Balance Sheet and the liabilities are expected to be settled as commercial shipments are made.
Note M — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of December 31, 2020, we had no material leases that had yet to commence.
The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term in which lease payments are made, adjusted for impacts of collateral.
The components of operating and finance lease cost for 2020 and 2019 were as follows:

(Thousands)	2020	2019
Components of lease expense
Operating lease cost	$10,602	$9,835

Finance lease cost
Amortization of right-of-use assets	1,324	1,414
Interest on lease liabilities	1,021	1,028
Total lease cost	$12,947	$12,277
Operating lease expense under ASC 840 amounted to $11.6 million during 2018. The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2020 and 2019 was as follows:

(Thousands, except lease term and discount rate)	2020	2019
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$62,089	$23,413
Other liabilities and accrued items	6,908	6,542
Operating lease liabilities	56,761	18,091

Finance Leases
Property, plant, and equipment	$34,301	$26,069
Allowances for depreciation, depletion, and amortization	(4,914)	(3,570)
Finance lease assets, net	$29,387	$22,499
Other liabilities and accrued items	$2,925	$1,265
Finance lease liabilities	20,539	17,424
Total principal payable on finance leases	$23,464	$18,689

Weighted Average Remaining Lease Term
Operating leases	12.72	4.69
Finance leases	16.59	19.47

Weighted Average Discount Rate
Operating leases	6.46%	5.91%
Finance leases	4.88%	5.31%

Future maturities of the Company's lease liabilities as of December 31, 2020 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2021	$3,877	$10,707
2022	3,827	9,415
2023	2,536	8,750
2024	1,595	6,608
2025	1,432	6,278
2026 and thereafter	21,906	53,041
Total lease payments	35,173	94,799
Less amount of lease payment representing interest	11,709	31,130
Total present value of lease payments	$23,464	$63,669

Supplemental cash flow information related to leases was as follows:

(Thousands)	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,216	$15,841
Operating cash flows from finance leases	1,021	1,028
Financing cash flows from finance leases	2,213	1,200

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	43,037	32,534
Finance leases	6,736	3,919

Note N — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2020 and 2019, is as follows:

	2020			2019
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$81,231	$(38,773)	$42,458	$39,601	$(37,692)	$1,909
Technology	16,915	(13,290)	3,625	13,377	(12,816)	561
Licenses and other	11,457	(4,840)	6,617	4,257	(3,046)	1,211
Total	$109,603	$(56,903)	$52,700	$57,235	$(53,554)	$3,681

During 2020, the Company acquired $40.1 million in customer relationships with a useful life of eighteen years, as well as $4.1 million in technology and $5.1 million in other intangible assets, both of which have a five years useful life.
Amortization expense for 2020, 2019, and 2018 was $2.4 million, $1.4 million, and $2.3 million, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2021	4,596
2022	4,585
2023	4,565
2024	4,563
2025	4,084
Intangible assets also includes deferred financing costs relating to the Company's revolving credit and consignments lines of $2.0 million and $2.7 million at December 31, 2020 and 2019, respectively.
Goodwill
In 2020, the Company acquired Optics Balzers for a total purchase price of $136.1 million, including the assumption of debt, and recorded goodwill of $70.6 million. Optics Balzers is included in the Precision Optics segment.
The balance of goodwill at December 31, 2020 and 2019 was $144.9 million and $79.0 million, respectively.

A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Total
Balance at December 31, 2018	$1,899	$50,276	$38,482	$90,657
Impairment charge	—	—	(11,560)	(11,560)
Other	—	(86)	—	(86)
Balance at December 31, 2019	$1,899	$50,190	$26,922	$79,011
Acquisition	—	—	70,577	70,577
Impairment charge	—	—	(9,053)	(9,053)
Other	—	337	4,044	4,381
Balance at December 31, 2020	$1,899	50,527	$92,490	$144,916
In 2020, the Company recorded a $9.1 million goodwill impairment charge to write-off the remaining balance of goodwill for the LAC reporting unit which was closed as of December 31, 2020. See Note E for additional details of the restructuring plan. During the third quarter of 2019, the LAC reporting unit began to experience a decline in sales volume from a significant customer. Based on an assessment that the decline in sales volume was expected to continue, the Company initiated a restructuring plan at the end of the third quarter to reduce the LAC reporting unit’s cost structure. Refer to Note E for further details of the restructuring plan. The Company considered these factors to be impairment indicators. As a result, the Company performed an interim impairment analysis as of September 27, 2019 using a "step one" quantitative assessment for the LAC reporting unit. The LAC reporting unit prepared an operating forecast that included several assumptions including future sales growth from new products and applications, as well as assumptions regarding future industry-specific market conditions, capital expenditures, and working capital changes. In addition to the estimates of future cash flows, other significant estimates involved in the determination of fair value of the reporting unit were the weighted average cost of capital (discount rate), annual growth rate, and terminal growth rate used in the discounted cash flow (DCF) model. The discount rates used in the DCF model consider market and industry data as well as specific risk premiums for the LAC reporting unit. The Company first reviewed long-lived assets, which resulted in an impairment charge of $2.6 million in the third quarter of 2019. The Company then performed a goodwill impairment analysis which resulted in an $11.6 million charge in the third quarter of 2019, which represents the excess of the carrying value over the estimated fair value of LAC. The Company estimated fair value using a discounted cash flow analysis for goodwill and estimated market values for other assets. These non-cash charges relating to goodwill and other assets were recorded in Goodwill impairment charges and Asset impairment charges, respectively, in the Consolidated Statements of Income.
The results of the Company's 2020, 2019, and 2018 annual goodwill impairment assessments indicated that no other goodwill impairment existed.
Accumulated impairment losses were $20.6 million and $11.6 million at December 31, 2020 and 2019, respectively, all of which related to the LAC reporting unit.
Note O — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2020	2019
Borrowings under Credit Agreement with average interest rate of 1.65% at December 31, 2020	$34,000	$—
Foreign debt	3,157	—
Fixed rate industrial development revenue bonds	1,322	2,218
Total long-term debt outstanding	38,479	2,218
Current portion of long-term debt	(1,937)	(868)
Gross long-term debt	36,542	1,350
Unamortized deferred financing fees	—	(90)
Long-term debt	$36,542	$1,260

Maturities on long-term debt instruments as of December 31, 2020 are as follows:

(Thousands)
2021	$1,937
2022	500
2023	387
2024	34,387
2025	387
2026 and thereafter	881
Total	$38,479

In September 2019, the Company amended and restated the agreement governing its $375.0 million revolving credit facility (Credit Agreement). The maturity date of the Credit Agreement was extended from 2020 to 2024, and the Credit Agreement provides more favorable interest rates under certain circumstances. In addition, the Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. The Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $200.0 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property and certain other assets. The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the Credit Agreement. The Company borrowed $150.0 million under the Credit Agreement during 2020 as a precaution in light of the COVID-19 pandemic. A portion of the amount borrowed was used to fund the Optics Balzers acquisition. At December 31, 2020, there was $34.0 million outstanding under this Credit Agreement. No amounts were outstanding at December 31, 2019.

The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of December 31, 2020 and December 31, 2019.
At December 31, 2020 and 2019 there was $48.1 million and $41.8 million outstanding against the letters of credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.2% as of December 31, 2020) of the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines total $245.8 million as of December 31, 2020.
In April 2011, the Company entered into an agreement with the Toledo-Lucas County Port Authority and the Dayton–Montgomery County Port Authority in Ohio to co-issue $8.0 million in taxable development revenue bonds, with a fixed amortization term that will mature in 2021. The interest rate on these bonds was fixed at 4.90%, and the unamortized balance of the bonds was $1.3 million and $2.2 million at December 31, 2020 and 2019, respectively.

Note P — Pensions and Other Post-Employment Benefits
The obligation and funded status of the Company’s pension and other post-employment benefit plans are shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, and England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
(Thousands)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$186,760	$170,136	$8,681	$11,375
Service cost	1,403	5,918	59	67
Interest cost	5,234	6,292	213	399
Net pension curtailments and settlements	(609)	(12,212)	—	—
Acquisition	30,360	—	—	—
Plan amendments	(799)	—	—	—
Actuarial loss (gain)	24,259	20,409	224	(2,192)
Benefit payments	(4,612)	(3,170)	(989)	(981)
Foreign currency exchange rate changes and other	4,111	(613)	2	13
Benefit obligation at end of year	246,107	186,760	8,190	8,681
Change in plan assets
Fair value of plan assets at beginning of year	174,046	145,046	—	—
Plan settlements	—	—	—	—
Acquisition	23,774	—	—	—
Actual return on plan assets	30,330	27,264	—	—
Employer contributions	614	4,702	—	—
Employee contributions	498	124	—	—
Benefit payments from fund	(4,720)	(2,933)	—	—
Expenses paid from assets	(234)	(391)	—	—
Foreign currency exchange rate changes and other	1,868	234	—	—
Fair value of plan assets at end of year	226,176	174,046	—	—
Funded status at end of year	$(19,931)	$(12,714)	$(8,190)	$(8,681)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$13,074	$11,298	$—	$—
Other liabilities and accrued items	(470)	(997)	(866)	(1,012)
Retirement and post-employment benefits	(32,535)	(23,015)	(7,324)	(7,669)
Net amount recognized	$(19,931)	$(12,714)	$(8,190)	$(8,681)

The benefit obligation increased in 2020 primarily due to the Optics Balzers acquisition, as well as actuarial losses that were driven by decreases in the discount rate as well as participant census data updates.
In 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company froze the pay and service amounts used to calculate the pension benefits for active participants as of January 1, 2020. The Company recognized a non-cash pretax pension curtailment charge of $3.3 million associated with the plan amendment in 2019.
The following amounts are included within accumulated other comprehensive loss at December 31, 2020:

	Pension Benefits		Other Benefits
(Thousands)	2020	2019	2020	2019
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$49,472	$48,073	$(3,973)	$(4,529)
Net prior service cost (credit)	(799)	—	(3,552)	(5,049)
Net amount recognized	$48,673	$48,073	$(7,525)	$(9,578)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2020	2019	2020	2019
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$243,953	$185,402	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	62,012	25,640	—	—
Aggregate fair value of plan assets	29,938	3,045	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	59,858	24,482	—	—
Aggregate fair value of plan assets	29,938	3,045	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2020	2019	2018	2020	2019	2018
Net benefit cost
Service cost	$1,403	$5,918	$6,953	$59	$67	$111
Interest cost	5,234	6,292	9,554	213	399	396
Expected return on plan assets	(9,333)	(8,777)	(14,231)	—	—	—
Amortization of prior service credit	—	483	(123)	(1,497)	(1,497)	(1,497)
Recognized net actuarial loss (gain)	1,678	3,304	7,171	(332)	(93)	—
Net periodic benefit (credit) cost	(1,018)	7,220	9,324	(1,557)	(1,124)	(990)
Net pension curtailments and settlements	94	3,328	41,406	—	—	—
Total net benefit (credit) cost	$(924)	$10,548	$50,730	$(1,557)	$(1,124)	$(990)

In 2019, net benefit cost includes a $3.3 million curtailment charge related to the freeze of our U.S. defined benefit plan effective January 1, 2020.
Net benefit cost for 2018 includes settlement charges of $41.4 million primarily related to the remeasurement of the periodic benefit obligation of the U.S. plans in conjunction with the purchase of a group annuity contract from Mutual of America.
Components of net periodic benefit cost, other than service cost, are included in Other non-operating (income) expense in the Consolidated Statements of Income. Additionally, Pension Benefit Guaranty Corporation premiums are reported within expected return on plan assets.

The following table summarizes amounts recognized in other comprehensive income (OCI):

	Pension Benefits			Other Benefits
(Thousands)	2020	2019	2018	2020	2019	2018
Change in other comprehensive income
OCI at beginning of year	$48,073	$65,409	$122,802	$(9,578)	$(8,976)	$(8,020)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	—	(3,811)	123	1,497	1,497	1,497
Recognized during year — net actuarial (losses) gains	(1,678)	(3,304)	(7,171)	332	93	—
Occurring during year — prior service cost	(799)	—	—	—	—	—
Occurring during year — net actuarial losses (gains)	3,146	2,062	(8,997)	224	(2,192)	(2,453)
Other adjustments	(94)	(12,212)	(41,406)	—	—	—
Foreign currency exchange rate changes	25	(71)	58	—	—	—
OCI at end of year	$48,673	$48,073	$65,409	$(7,525)	$(9,578)	$(8,976)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	2.14%	3.12%	4.07%	2.45%	3.20%	4.11%
Rate of compensation increase	2.22%	3.00%	3.87%	3.00%	3.00%	4.00%
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	8.37%	4.16%	3.63%	3.20%	4.11%	3.43%
Expected long-term return on plan assets	5.70%	6.06%	6.63%	N/A	N/A	N/A
Rate of compensation increase	2.87%	2.99%	3.98%	3.00%	4.00%	4.00%
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
Rate of Compensation Increase. The rate of compensation increase assumption was not applicable for the domestic defined benefit plan in 2019 due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption for the domestic retiree medical plan was 3.0% in 2020 and 4.0% in 2019 for both the domestic defined benefit pension plan and the domestic retiree medical plan.

Assumptions for the defined benefit pension plans in Germany, Liechtenstein, and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in each respective country. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2020	2019
Health care trend rate assumed for next year	6.00%	6.25%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2020 and 2019 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note S for definitions of the fair value hierarchy.

	December 31, 2020
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,204	$2,204	$—	$—
Equity securities (a)	49,293	49,293	—	—
Fixed-income securities (b)	20,375	20,375	—	—
Other types of investments:
Real estate fund (c)	6,105	6,105	—	—
Total	77,977	77,977	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	143,503
Multi-strategy hedge funds (f)	4,624
Private equity funds	72
Total assets at fair value	$226,176

	December 31, 2019
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,718	$1,718	$—	$—
Equity securities (a)	47,722	47,722	—	—
Fixed-income securities (b)	3,923	3,923	—	—
Other types of investments:
Real estate fund (c)	3,121	3,121	—	—
Total	56,484	56,484	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	113,187
Multi-strategy hedge funds (f)	4,277
Private equity funds	98
Total assets at fair value	$174,046
(a)Equity securities are primarily comprised of corporate stock and mutual funds directly held by the plans. Equity securities are valued using the closing price reported on the active market on which the individual securities are traded.
(b)Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(c)Includes a mutual fund that typically invests at least 80% of its assets in equity and debt securities of companies in the real estate industry or related industries or in companies which own significant real estate assets at the time of investment.
(d)Certain assets that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy.
(e)Pooled investment fund consists of various investment types including equity investments covering a range of geographies and including investment managers that hold long and short positions, property investments, and other multi-strategy funds which combine a range of different credit, equity, and macro-orientated ideas and dynamically allocate funds across asset classes.
(f)Includes a fund that invests in a broad portfolio of hedge funds.
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

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2021.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2021	4,987	867	853
2022	5,854	812	800
2023	7,401	746	736
2024	8,689	667	659
2025	8,924	603	596
2026 through 2030	54,116	2,140	2,120
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $1.7 million at December 31, 2020 and $1.4 million at December 31, 2019, and was included in retirement and post-employment benefits in the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $9.8 million in 2020, $7.0 million in 2019, and $5.2 million in 2018.

Note Q — Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, including amounts reclassified out, for 2020, 2019, and 2018, and the balances in accumulated other comprehensive (loss) income as of December 31, 2020, 2019, and 2018 are as follows:

	Gains and Losses On Cash Flow Hedges				Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals	Copper	Total			Total
Balance at December 31, 2017	$959	$(196)	$—	$763	$(99,592)	$(4,108)	$(102,937)
Other comprehensive income (loss) before reclassifications	(333)	467	(569)	(435)	11,396	(484)	10,477
Amounts reclassified from accumulated other comprehensive income	10	(109)	—	(99)	46,953	—	46,854
Other comprehensive income (loss) before tax	(323)	358	(569)	(534)	58,349	(484)	57,331
Deferred taxes on current period activity	(627)	83	(128)	(672)	13,300	—	12,628
Other comprehensive income (loss) after tax	304	275	(441)	138	45,049	(484)	44,703
Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)

Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income (loss) before reclassifications	108	(1,285)	209	(968)	9,085	(421)	7,696
Amounts reclassified from accumulated other comprehensive income	(29)	595	393	959	8,853	—	9,812
Other comprehensive income (loss) before tax	79	(690)	602	(9)	17,938	(421)	17,508
Deferred taxes on current period activity	18	(159)	136	(5)	4,741	—	4,736
Other comprehensive income (loss) after tax	61	(531)	466	(4)	13,197	(421)	12,772
Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)

Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive income (loss) before reclassifications	(1,268)	(1,675)	218	(2,725)	(2,721)	9,030	3,584
Amounts reclassified from accumulated other comprehensive income	222	2,041	354	2,617	(57)	—	2,560
Other comprehensive income (loss) before tax	(1,046)	366	572	(108)	(2,778)	9,030	6,144
Deferred taxes on current period activity	(241)	84	129	(28)	(651)	—	(679)
Other comprehensive income (loss) after tax	(805)	282	443	(80)	(2,127)	9,030	6,823
Balance at December 31, 2020	$519	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Reclassifications from accumulated other comprehensive income of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note S for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note P for additional details on pension and other post-employment expenses.

Note R — Stock-based Compensation
Stock incentive plans (the 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan) were approved at the May 2006 annual meeting of shareholders. These plans authorize the granting of option rights, stock appreciation rights (SARs), performance-restricted shares, performance shares, performance units, restricted shares, and restricted stock units (RSUs). The 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan were amended to, among other things, add additional shares to the plans. These amendments were last approved by shareholders at the May 2017 annual meeting.
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $5.7 million, $11.1 million, and $11.4 million in 2020, 2019, and 2018, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $0.5 million, $2.1 million, and $1.2 million of tax benefits in 2020, 2019, and 2018, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
The following sections provide information on awards settled in shares.
SARs. The Company grants SARs to certain employees. Upon exercise of vested SARs, the participant will receive a number of shares of common stock equal to the spread (the difference between the market price of the Company’s common shares at the time of exercise and the strike price established on the grant date) divided by the common share price. The strike price of the SARs is equal to the market value of the Company’s common shares on the day of the grant. The number of SARs available to be issued is established by plans approved by the shareholders. The vesting period and the life of the SARs are established at the time of grant. The exercise of the SARs is generally satisfied by the issuance of treasury shares. SARs vest in equal installments annually over three years. SARs expire in seven years.
The following table summarizes the Company's SARs activity during 2020:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2019	250	$44.95
Granted	65	50.95
Exercised	(29)	40.70
Cancelled	(32)	51.43
Outstanding at December 31, 2020	254	46.18	$4,454	4.2
Vested and expected to vest as of December 31, 2020	254	46.18	4,454	4.2
Exercisable at December 31, 2020	148	41.00	3,368	3.4
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2019	178	$14.72
Granted	65	13.67
Vested	(109)	13.21
Cancelled	(28)	15.50
Nonvested as of December 31, 2020	106	$15.46
As of December 31, 2020, $0.9 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 20 months. The total fair value of shares vested during 2020 was $1.5 million, compared to $1.9 million in both 2019 and 2018.
The weighted-average grant date fair value for 2020, 2019, and 2018 was $13.67, $17.76, and $15.73, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible as defined in the Plan. Stock-based compensation expense relating to SARs was $0.9 million in both 2020 and 2019 and $0.7 million in 2018.

The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.41%	2.47%	2.58%
Dividend yield	0.9%	0.7%	0.8%
Volatility	31.8%	31.7%	31.9%
Expected lives (in years)	4.8	5.2	5.5
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
The fair value of the RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2020, 2019, and 2018 was $51.55, $58.33, and $50.35, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $2.7 million in 2020, $2.2 million in 2019, and $1.2 million in 2018. The unamortized compensation cost on the outstanding RSUs was $4.3 million as of December 31, 2020 and is expected to be recognized over a weighted-average period of 28 months. The total fair value of shares vested during both 2020 and 2019 was $1.2 million, compared to $1.4 million in 2018.
The following table summarizes the stock-settled RSU activity during 2020:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2019	145	$50.79
Granted	84	51.55
Vested	(33)	36.39
Forfeited	(35)	53.52
Outstanding at December 31, 2020	161	$53.50
RSUs - Non-Employee Directors. In 2020, 2019, and 2018, 15,976, 11,048, and 14,728 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs were $48.42, $68.79, and $51.60 in 2020, 2019, and 2018, respectively. The Company recognized $0.7 million of expense with respect to these awards in each of the last three years. At December 31, 2020, $0.3 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2020, 2019, and 2018, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants will be settled in Materion common shares and are equity classified. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.

The following table summarizes the activity related to equity-based, performance-based RSUs during 2020:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2019	169	$52.74
Granted	46	57.65
Vested	(63)	30.28
Forfeited	(26)	63.59
Outstanding at December 31, 2020	126	$63.61
Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $2.0 million for 2020, $3.3 million for 2019, and $2.7 million for 2018.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. At December 31, 2020, shareholders’ equity included 0.1 million shares related to this plan.
Note S — Fair Value Information and Derivative Financial Instruments
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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets at December 31, 2020 and 2019:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial Assets
Deferred compensation investments	$3,802	$3,802	$—	$—
Foreign currency forward contracts	107	—	107	—
Precious metal swaps	127	—	127	—
Copper swaps	632	—	632	—
Total	$4,668	$3,802	$866	$—
Financial Liabilities
Deferred compensation liability	$3,802	$3,802	$—	$—
Foreign currency forward contracts	1,203	—	1,203	—
Precious metal swaps	349	—	349	—
Copper swaps	27	—	27	—
Total	$5,381	$3,802	$1,579	$—
December 31, 2019
Financial Assets
Deferred compensation investments	$3,391	$3,391	$—	$—
Foreign currency forward contracts	188	—	188	—
Precious metal swaps	35	—	35	—
Copper swaps	61	—	61	—
Total	$3,675	$3,391	$284	$—
Financial Liabilities
Deferred compensation liability	$3,391	$3,391	$—	$—
Foreign currency forward contracts	211	—	211	—
Precious metal swaps	623	—	623	—
Copper swaps	28	—	28	—
Total	$4,253	$3,391	$862	$—
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
The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values at December 31, 2020 and 2019.
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
The use of derivatives is governed by policies adopted by the Audit and Risk Committee of the Board of Directors. The Company will only enter into a derivative contract if there is an underlying identified exposure. Contracts are typically held to maturity. The Company does not engage in derivative trading activities and does not use derivatives for speculative purposes. The Company only uses hedge contracts that are denominated in the same currency or metal as the underlying exposure.
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

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$62,012	$107	$13,734	$95
Other liabilities and accrued items	7,695	55	5,757	16
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency gains relating to these derivatives of $2.7 million in 2020, primarily due to a gain realized on the settlement of a foreign currency hedge for the purchase of Optics Balzers. In 2019, Other-net included $0.1 million of foreign currency losses relating to these derivatives.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$—	$—	$1,025	$10
Foreign currency forward contracts - euro	—	—	3,466	83
Precious metal swaps	2,155	127	1,116	34
Copper swaps	6,225	632	1,951	61
	8,380	759	7,558	188

Other assets
Precious metal swaps	—	—	157	1

Other liabilities and accrued items
Foreign currency forward contracts - yen	2,668	59	2,355	12
Foreign currency forward contracts - euro	17,611	1,089	15,686	183
Precious metal swaps	4,964	349	7,034	618
Copper swaps	2,445	27	1,266	28
	27,688	1,524	26,341	841

Other long-term liabilities
Precious metal swaps	—	—	149	5

Total	$36,068	$765	$34,205	$657
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2020, 2019, or 2018.
The fair value of derivative contracts recorded in accumulated other comprehensive loss totaled $0.8 million and $0.7 million as of December 31, 2020 and December 31, 2019, respectively. Deferred losses of $0.8 million at December 31, 2020 are expected to be reclassified to earnings within the next 18-month period.

The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for years ended December 31, 2020 and 2019:

(Thousands)		2020	2019
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$222	$(29)
Precious metal swaps	Cost of sales	2,041	595
Copper swaps	Cost of sales	354	393
Total		$2,617	$959
The derivative activity in the table above is reflected in cash flows from operating activities.
Note T — Contingencies and Commitments
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
Non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. Defense and indemnity costs were less than or equal to the deductible in both 2020 and 2019.
As of December 31, 2020, the Company was a defendant in two beryllium litigation cases, one of which was outstanding as of December 31, 2019. The Company does not expect the resolution of these matters to have a material impact on its consolidated financial statements.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2020 and 2019 are as follows:

(Thousands)	2020	2019
Reserve balance at beginning of year	$5,937	$6,521
Expensed	288	482
Paid	(749)	(1,066)
Reserve balance at end of year	$5,476	$5,937
Ending balance recorded in:
Other liabilities and accrued items	$845	$982
Other long-term liabilities	4,631	4,955
The majority of spending in both 2020 and 2019 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The Company has asset retirement obligations related to its mine in Utah, as well as for certain leased facilities where the Company is contractually obligated to restore the facility back to its original condition at the end of the lease. The following represents a roll forward of the Company's asset retirement obligation liabilities for the years ended December 31, 2020 and 2019:

(Thousands)	2020	2019
Asset retirement obligation at beginning of period	$1,421	$1,257
Accretion expense	137	164
Change in liability	207	—
Asset retirement obligation at end of period	$1,765	$1,421
These obligations are reflected in Other long-term liabilities on the Consolidated Balance Sheet.
Other
The Company is subject to various legal or other proceedings that relate to the ordinary course of its business. The Company believes that the resolution of these proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.
On October 14, 2020 Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff also alleges the Company failed to include all remuneration he and others received for premium and bonus pay when computing overtime pay. The case is currently in the preliminary stages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.
At December 31, 2020, the Company had outstanding letters of credit totaling $48.1 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2021 and are expected to be renewed.

Note U — Quarterly Data (Unaudited)
The following tables summarize selected quarterly financial data for the years ended December 31, 2020 and 2019:

	2020
(Thousands except per share amounts)	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter	Total
Net sales	$277,946	$271,468	$287,171	$339,689	$1,176,274
Gross margin	44,570	46,955	45,311	55,797	192,633
Percent of net sales	16.0%	17.3%	15.8%	16.4%	16.4%
Net (loss) income(1)	$(3,878)	$5,803	$5,471	$8,066	$15,462
Net (loss) income per share of common stock:
Basic	$(0.19)	$0.29	$0.27	$0.40	0.76
Diluted(2)	(0.19)	0.28	0.27	0.39	0.75

	2019
	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter*	Total
Net sales	$301,441	$297,843	$305,979	$280,161	$1,185,424
Gross margin	69,606	71,997	66,605	54,482	262,690
Percent of net sales	23.1%	24.2%	21.8%	19.4%	22.2%
Net income(3)	$17,133	$17,393	$4,522	$14,346	$53,394
Net income per share of common stock:
Basic	$0.85	$0.85	$0.22	$0.70	$2.62
Diluted	0.83	0.84	0.22	0.69	2.59
(1) The net loss for the first quarter of 2020 includes the impact of $10.8 million of non-cash impairment charges. See Note N for additional information.
(2) Since the Company reported a net loss for the first quarter of 2020, the effect of potential common shares were excluded from diluted earnings per share, as their inclusion would have been anti-dilutive.
(3) Net income for the third quarter of 2019 includes the impact of $14.1 million of non-cash impairment charges. For additional information refer to Note N.
*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Friday and the fiscal year always ends on December 31.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2020.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2021 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	52
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Shelly M. Chadwick	49	Vice President, Finance and Chief Financial Officer (November 2020-Present); Vice President Finance and Chief Accounting Officer at The Timken Company, a world leader in engineered bearings and power transmission products (November 2016-November 2020); Vice President, Treasury and Investor Relations at The Timken Company (prior to November 2016)
Gregory R. Chemnitz	63	Vice President, General Counsel and Secretary (January 2017-Present); Vice President, General Counsel (prior to January 2017)
The information required by Item 10 with respect to directors, the Audit and Risk Committee of the Board of Directors, and Audit and Risk Committee financial experts is incorporated herein by reference from the section entitled “Corporate Governance; Committees of the Board of Directors — Audit and Risk Committee” and “Audit and Risk Committee Expert, Financial Literacy and Independence” in the Proxy Statement.

We have adopted a Policy Statement on Significant Corporate Governance Issues and a Code of Conduct Policy that applies to our chief executive officer and senior financial officers, including the principal financial and accounting officer, controller, and other persons performing similar functions, in compliance with applicable New York Stock Exchange and Securities and Exchange Commission requirements. The aforementioned materials and any amendments thereto, along with the charters of the Audit and Risk, Nominating, Governance, and Corporate Social Responsibility, and Compensation and Human Capital Committees of our Board of Directors, which also comply with applicable requirements, are available on our website at http://materion.com, and copies are also available upon request by any shareholder to Secretary, Materion Corporation, 6070 Parkland Boulevard, Mayfield Heights, Ohio 44124.
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2020 Compensation of Non-Employee Directors."

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

(a)1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2020, 2019, and 2018 is submitted herewith:
Schedule II — Valuation and qualifying accounts.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3. Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

3.1
Amended and Restated Articles of Incorporation of Materion Corporation (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended on June 27, 2014), incorporated herein by reference.

3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2014), incorporated herein by reference.
4.1	Description of Materion Corporation Common Stock (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019), incorporated herein by reference.
4.2
Third Amended and Restated Credit Agreement, dated September 24, 2019, by and among Materion Corporation, Materion Netherlands B.V., the other foreign borrowers from time to time party thereto, the financial institutions from time to time party thereto as lenders, JPMorgan Chase Bank, N.A. as administrative agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-syndication agents, and KeyBank National Association, as documentation agent (filed as Exhibit 10.1 to the Company's 8-K filed on September 30, 2019), incorporated herein by reference.

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

10.8*	Form of Severance Agreement for Key Employees (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.9*	Severance Agreement for Jugal Vijayvargiya dated as of March 3, 2017 (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.

10.10*	CEO Offer Letter for Jugal Vijayvargiya dated as of March 1, 2017 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.11*#	Severance Agreement for Shelly M. Chadwick dated as of December 15, 2020.
10.12*#	CFO Offer Letter for Shelly M. Chadwick dated as of October 24, 2020.
10.13*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.
10.14*	2019 Management Incentive Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019), incorporated herein by reference.
10.15*
Materion and Subsidiaries Management Incentive Plan for the 2020 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.16*
Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217633), incorporated herein by reference.

10.17*
Form of 2018 Restricted Stock Unit Agreement covering grants made in 2018 and 2019 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

10.18*
Form of 2020 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.19*
Form of 2018 Performance-Based Restricted Stock Unit Agreement covering grants made in 2018 and 2019 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

10.20*
Form of 2020 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.21*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
10.22*	Form of 2016 Stock Appreciation Rights Agreement (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference. .
10.23*
Form of 2020 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.24*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.25*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.26*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.27*
Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217618), incorporated herein by reference.

10.28*
Form of 2020 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2020), incorporated herein by reference.

10.29*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.30*
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

10.32*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.33*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.34*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.35*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(18.1)#	LIFO Preferability Letter.
(21)#	Subsidiaries of the Registrant.
(23)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2020.

(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
Jugal K. Vijayvargiya

/s/ Shelly M. Chadwick	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2021
Shelly M. Chadwick

*	Director	February 18, 2021
Vinod M. Khilnani

*	Director	February 18, 2021
Emily M. Liggett

*	Director	February 18, 2021
Robert J. Phillippy

*	Director	February 18, 2021
Patrick Prevost

*	Director	February 18, 2021
N. Mohan Reddy

*	Director	February 18, 2021
Craig S. Shular

*	Director	February 18, 2021
Darlene J. S. Solomon

*	Director	February 18, 2021
Robert B. Toth

*	Shelly M. Chadwick, by signing her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Shelly M. Chadwick
Shelly M. Chadwick
February 18, 2021		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(Thousands)
Allowance for uncollectible accounts:	2020	2019	2018
Balance at Beginning of Period	$392	$616	$640
Additions:
Charged to Costs and Expenses (1)	224	(39)	271
Deductions (2)	(80)	(185)	(295)
Balance at End of Period	$536	$392	$616

Allowance for inventory reserves:	2020	2019*	2018*
Balance at Beginning of Period	$14,697	$13,065	$14,381
Additions:
Charged to Costs and Expenses (3)	9,282	2,367	3,175
Deductions (4)	(1,830)	(735)	(4,491)
Balance at End of Period	$22,149	$14,697	$13,065

Valuation allowance on deferred tax assets:	2020	2019	2018
Balance at Beginning of Period	$17,676	$15,917	$16,246
Additions:
Charged to Costs and Expenses (5)	884	2,475	9,700
Deductions (6)	(4,426)	(716)	(10,029)
Balance at End of Period	$14,134	$17,676	$15,917
(1) Provision for uncollectible accounts included in expenses.
(2) Bad debts written-off, net of recoveries
(3) Provisions for surplus and obsolete inventory and lower cost or net realizable value included in expenses.
(4) Inventory write-offs.
(5) Increase in valuation allowance is recorded as a component of the provision for income taxes.
(6) Includes valuation allowances recorded against other comprehensive income.

*Certain amounts have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements.