Form 10-Q
period 2021-04-02
MATERION Corp
filed 2021-04-29
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at April 2, 2021: 20,413,705.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	April 2, 2021	March 27, 2020*
Net sales	$354,386	$277,946
Cost of sales	287,590	233,376
Gross margin	66,796	44,570
Selling, general, and administrative expense	36,776	30,744
Research and development expense	6,206	4,185
Goodwill impairment charges	—	9,053
Asset impairment charges	—	1,713
Restructuring (income) expense	(378)	2,164
Other—net	4,474	2,279
Operating profit (loss)	19,718	(5,568)
Other non-operating income—net	(1,276)	(944)
Interest expense—net	761	246
Income (loss) before income taxes	20,233	(4,870)
Income tax expense (benefit)	3,466	(992)
Net income (loss)	$16,767	$(3,878)
Basic earnings per share:
Net income (loss) per share of common stock	$0.82	$(0.19)
Diluted earnings per share:
Net income (loss) per share of common stock	$0.81	$(0.19)
Weighted-average number of shares of common stock outstanding:
Basic	20,374	20,384
Diluted	20,628	20,384
*Amounts for the period ended March 27, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	First Quarter Ended
	April 2,	March 27
(Thousands)	2021	2020*
Net income (loss)	$16,767	$(3,878)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,857)	(873)
Derivative and hedging activity, net of tax	1,245	(854)
Pension and post-employment benefit adjustment, net of tax	164	16
Other comprehensive loss	(7,448)	(1,711)
Comprehensive income (loss)	$9,319	$(5,589)
*Amounts for the period ended March 27, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	April 2,	Dec. 31,
(Thousands)	2021	2020
Assets
Current assets
Cash and cash equivalents	$18,934	$25,878
Accounts receivable, net	180,544	166,447
Inventories, net	272,828	250,778
Prepaid and other current assets	22,449	20,896
Total current assets	494,755	463,999
Deferred income taxes	1,932	3,134
Property, plant, and equipment	1,021,174	998,312
Less allowances for depreciation, depletion, and amortization	(692,101)	(688,626)
Property, plant, and equipment, net	329,073	309,686
Operating lease, right-of-use assets	59,826	62,089
Intangible assets, net	51,503	54,672
Other assets	20,791	19,364
Goodwill	140,392	144,916
Total Assets	$1,098,272	$1,057,860
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$1,541	$1,937
Accounts payable	72,489	55,640
Salaries and wages	22,803	18,809
Other liabilities and accrued items	36,927	40,887
Income taxes	5,102	1,898
Unearned revenue	8,573	7,713
Total current liabilities	147,435	126,884
Other long-term liabilities	17,777	17,002
Operating lease liabilities	54,593	56,761
Finance lease liabilities	18,937	20,539
Retirement and post-employment benefits	39,662	41,877
Unearned income	92,301	86,761
Deferred income taxes	14,824	15,864
Long-term debt	51,407	36,542
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at April 2 and December 31)	264,940	258,642
Retained earnings	645,468	631,058
Common stock in treasury	(206,845)	(199,187)
Accumulated other comprehensive loss	(46,087)	(38,639)
Other equity	3,860	3,756
Total shareholders' equity	661,336	655,630
Total Liabilities and Shareholders’ Equity	$1,098,272	$1,057,860

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 2,	March 27
(Thousands)	2021	2020*
Cash flows from operating activities:
Net income (loss)	$16,767	$(3,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	8,599	14,274
Amortization of deferred financing costs in interest expense	182	182
Stock-based compensation expense (non-cash)	1,473	1,492
Deferred income tax expense (benefit)	382	(1,457)
Impairment charges	—	10,766
Changes in assets and liabilities:
Accounts receivable	(15,697)	11,049
Inventory	(23,219)	(15,718)
Prepaid and other current assets	(2,107)	1,127
Accounts payable and accrued expenses	19,224	(13,002)
Unearned revenue	932	(938)
Interest and taxes payable	3,164	368
Unearned income due to customer prepayments	5,890	7,113
Other-net	(140)	(2,248)
Net cash provided by operating activities	15,450	9,130
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(31,250)	(14,789)
Proceeds from sale of property, plant, and equipment	575	10
Net cash used in investing activities	(30,675)	(14,779)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	14,955	—
Repayment of long-term debt	(377)	(142)
Principal payments under finance lease obligations	(675)	(233)
Cash dividends paid	(2,338)	(2,245)
Repurchase of common stock	—	(6,766)
Payments of withholding taxes for stock-based compensation awards	(2,838)	(2,015)
Net cash provided by (used in) financing activities	8,727	(11,401)
Effects of exchange rate changes	(446)	(381)
Net change in cash and cash equivalents	(6,944)	(17,431)
Cash and cash equivalents at beginning of period	25,878	125,007
Cash and cash equivalents at end of period	$18,934	$107,576
*Amounts for the period ended March 27, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings*	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total*
Balance at December 31, 2020	20,328	(6,820)	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	16,767	—	—	—	16,767
Other comprehensive loss	—	—	—	—	—	(7,448)	—	(7,448)
Cash dividends declared ($0.115 per share)	—	—	—	(2,338)	—	—	—	(2,338)
Stock-based compensation activity	127	127	6,259	(19)	(4,767)	—	—	1,473
Payments of withholding taxes for stock-based compensation awards	(43)	(43)	—	—	(2,838)	—	—	(2,838)
Directors’ deferred compensation	2	2	39	—	(53)	—	104	90
Balance at April 2, 2021	20,414	(6,734)	$264,940	$645,468	$(206,845)	$(46,087)	$3,860	$661,336

Balance at December 31, 2019	20,404	(6,744)	$249,674	$624,954	$(186,845)	$(45,462)	$3,422	$645,743
Net loss	—	—	—	(3,878)	—	—	—	(3,878)
Other comprehensive loss	—	—	—	—	—	(1,711)	—	(1,711)
Cash dividends declared ($0.11 per share)	—	—	—	(2,245)	—	—	—	(2,245)
Stock-based compensation activity	99	99	4,262	(35)	(2,643)	—	—	1,584
Payments of withholding taxes for stock-based compensation awards	(36)	(36)	—	—	(2,015)	—	—	(2,015)
Repurchase of shares	(158)	(158)	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	1	1	31	—	(42)	—	68	57
Balance at March 27, 2020	20,310	(6,838)	$253,967	$618,796	$(198,311)	$(47,173)	$3,490	$630,769

*Amounts for the period ended March 27, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Materion Corporation and its subsidiaries (referred to herein as the Company, our, we, or us) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All adjustments were of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the 2021 consolidated financial statement presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2020 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The amounts reflected in Note B to the Consolidated Financial Statements are the results of a preliminary purchase price allocation and will be updated upon completion of the final valuation. The Company is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined.

Change in Accounting Principle: During the fourth quarter of 2020, the Company elected to change its method for valuing its inventories at locations that previously used the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method is preferable as it improves comparability with its most similar peers, it more closely resembles the physical flow of its inventory (i.e., it provides better matching of revenues and expenses), and it results in uniformity across a significant majority of the Company’s inventory. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheets as of March 27, 2020 and the consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the three months ended March 27, 2020 were adjusted as necessary. For further information, refer to the Company's 2020 Annual Report on Form 10-K.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following tables reflect the impact to the financial statement line items as a result of the change in accounting principle for the prior periods presented in the accompanying financial statements:

Consolidated Statement of Income

(Thousands except per share amounts)
	First Quarter Ended
	March 27, 2020
Selected Items	As Reported	As Adjusted	Adjustment
Cost of sales	$232,371	$233,376	$1,005
Gross margin	45,575	44,570	(1,005)
Operating loss	(4,563)	(5,568)	(1,005)
Loss before income taxes	(3,865)	(4,870)	(1,005)
Income tax (benefit)	(762)	(992)	(230)
Net loss	(3,103)	(3,878)	(775)
Basic earnings per share:
Net loss per share of common stock	$(0.15)	$(0.19)	$(0.04)
Diluted earnings per share:
Net loss per share of common stock	$(0.15)	$(0.19)	$(0.04)

Consolidated Statement of Comprehensive Income (Loss)

(Thousands)
	First Quarter Ended
	March 27, 2020
Selected Items	As Reported	As Adjusted	Adjustment
Net loss	$(3,103)	$(3,878)	$(775)
Comprehensive loss	(4,814)	(5,589)	(775)

Consolidated Statement of Cash Flow

(Thousands)
	Three Months Ended
	March 27, 2020
Selected Items	As Reported	As Adjusted	Adjustment
Net loss	$(3,103)	$(3,878)	$(775)
Deferred income tax benefit	(1,227)	(1,457)	(230)
Decrease (increase) in inventory	(16,723)	(15,718)	1,005

New Pronouncements Adopted: In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted the standard on January 1, 2021. The adoption did not materially impact the Company's financial statements or disclosures.

New Accounting Guidance Issued and Not Yet Adopted: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate, and will determine the timing for implementation of this guidance at the completion of that analysis.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Acquisition

Business acquisitions have been accounted for using the acquisition method, with acquired assets and assumed liabilities recognized at their respective fair values as of the acquisition date. The cost in excess of the net assets of the business acquired is included in goodwill.
On July 17, 2020, the Company completed the acquisition of Optics Balzers AG (Optics Balzers), an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of $22.5 million of debt. The transaction was funded with cash on hand. Based on the fair value of assets acquired and liabilities assumed, goodwill of $70.8 million and identifiable intangible assets of $49.3 million were recorded. Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Precision Optics segment and the results of Optics Balzers are not material to our Consolidated Financial Statements. No material measurement period adjustments have been recorded during the first quarter of 2021. As of April 2, 2021, the purchase price allocation remains preliminary as the Company completes its assessments of income taxes.

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
Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
First Quarter 2021
Net sales	$114,143	$204,644	$35,599	$—	$354,386
Intersegment sales	5	2,687	—	—	2,692
Operating profit (loss)	13,491	8,933	4,558	(7,264)	19,718
First Quarter 2020
Net sales	$99,067	$160,165	$18,714	$—	$277,946
Intersegment sales	215	9,191	—	—	9,406
Operating profit (loss)	3,523	5,050	(9,592)	(4,549)	(5,568)

The following table disaggregates revenue for each segment by end market for the first quarter of 2021 and 2020:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
First Quarter 2021
End Market
Semiconductor	$997	$155,061	$471	$—	$156,529
Industrial	24,030	12,590	7,375	—	43,995
Aerospace and defense	21,842	1,398	6,576	—	29,816
Consumer electronics	10,044	165	9,460	—	19,669
Automotive	23,507	1,669	2,193	—	27,369
Energy	4,137	27,190	—	—	31,327
Telecom and data center	11,343	70	—	—	11,413
Other	18,243	6,501	9,524	—	34,268
Total	$114,143	$204,644	$35,599	$—	$354,386

First Quarter 2020
End Market
Semiconductor	$906	$120,819	$11	$—	$121,736
Industrial	23,340	8,362	3,097	—	34,799
Aerospace and defense	14,206	1,426	5,109	—	20,741
Consumer electronics	14,695	118	3,541	—	18,354
Automotive	18,163	2,080	17	—	20,260
Energy	5,429	23,468	—	—	28,897
Telecom and data center	9,989	871	—	—	10,860
Other	12,339	3,021	6,939	—	22,299
Total	$99,067	$160,165	$18,714	$—	$277,946
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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at April 2, 2021. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at April 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $81.9 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	April 2, 2021	December 31, 2020	$ change	% change
Accounts receivable, trade	$166,411	$156,821	$9,590	6%
Unbilled receivables	13,895	8,832	5,063	57%
Unearned revenue	8,573	7,713	860	11%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the first quarter of 2021.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $2.4 million of the December 31, 2020 unearned amounts as revenue during the first three months of 2021.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net

Other-net for the first quarter of 2021 and 2020 is summarized as follows:

	First Quarter Ended
	April 2,	March 27
(Thousands)	2021	2020
Metal consignment fees	$2,150	$2,229
Amortization of intangible assets	1,173	188
Foreign currency loss (gain)	1,249	(62)
Net (gain) loss on disposal of fixed assets	(388)	46
Other items	290	(122)
Total	$4,474	$2,279

Note F — Restructuring

During 2020, the Company determined it would close its Large Area Coatings (LAC) business (a reporting unit in the Precision Optics segment). The closure was substantially completed by the end of the first quarter of 2021. Income of $0.4 million was recorded in 2021 primarily related to lower than previously estimated facility closure costs that were recorded in 2020.
Remaining severance payments of $0.2 million are reflected in Salaries and wages in the Consolidated Balance Sheet as of April 2, 2021 and are expected to be substantially paid by the end of 2021. Any additional costs related to the closure of this business are expected to be immaterial.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
In addition, during 2020, the Company initiated a restructuring plan in its Performance Alloys and Composites segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $2.2 million in the first quarter of 2020 and included $0.5 million of severance associated with approximately 63 employees and $1.3 million of facility and other related costs. This plan was substantially complete by the end of 2020.
Remaining severance payments of $0.2 million and facility costs of $0.5 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items, respectively, in the Consolidated Balance Sheets and are expected to be substantially paid by the end of the second quarter of 2021.
Note G — Income Taxes

The Company's effective tax rate for the first quarter of 2021 and 2020 was 17.1% and 20.4%, respectively. The effective tax rate for the first quarter of 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion and research and development credits. The effective tax rate for the first three months of 2021 included a net discrete income tax benefit of $0.3 million, primarily related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first quarter of 2020 included a net discrete income tax expense of $0.2 million, primarily related to an impairment of goodwill and excess tax benefits from stock-based compensation awards.

On March 11, 2021, President Biden signed the American Rescue Plan (the Plan) into law. The Plan, among other things, extends and enhances a number of current-law tax incentives for businesses. While the Company continues to examine the impacts the Plan may have on its business, it does not expect it will have a material impact to its consolidated financial statements.

Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	April 2,	March 27
(Thousands, except per share amounts)	2021	2020
Numerator for basic and diluted EPS:
Net income (loss)	$16,767	$(3,878)
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,374	20,384
Effect of dilutive securities:
Stock appreciation rights	72	—
Restricted stock units	108	—
Performance-based restricted stock units	74	—
Diluted potential common shares	254	—
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,628	20,384
Basic EPS	$0.82	$(0.19)
Diluted EPS	$0.81	$(0.19)
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 63,627 and 302,573 for the quarters ended April 2, 2021 and March 27, 2020, respectively. These securities are primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Additionally, adjusted weighted-average shares outstanding - diluted for the three months ended March 27, 2020 exclude the dilutive effect of approximately 239,000 shares, primarily related to restricted stock units and stock appreciation rights, as their inclusion would have been anti-dilutive due to the Company's net loss.

Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	April 2,	December 31,
(Thousands)	2021	2020
Raw materials and supplies	$59,384	$42,905
Work in process	164,497	156,093
Finished goods	48,947	51,780
Inventories, net	$272,828	$250,778
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $411.9 million and $400.0 million as of April 2, 2021 and December 31, 2020, respectively. Amounts for the year ended December 31, 2020 have been revised to reflect a $44.6 million reclassification out of work in process and into finished goods inventory.

Note J — Customer Prepayments

The Company entered into investment and master supply agreements with a customer to procure equipment to manufacture product for the customer. The customer is providing prepayments to the Company in the amount of approximately $70 million in the aggregate to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when commercial production of the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, as of April 2, 2021 and December 31, 2020, $64.7 million and $58.8 million, respectively, of prepayments are classified as Unearned Income in the Consolidated Balance Sheet, of which $5.9 million was received during the first quarter of 2021.

Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the first quarter of 2021 and 2020 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 2,	March 27	April 2,	March 27
(Thousands)	2021	2020	2021	2020
Components of net periodic benefit (income) cost
Service cost	$—	$—	$20	$15
Interest cost	986	1,215	29	53
Expected return on plan assets	(2,234)	(2,205)	—	—
Amortization of prior service cost (benefit)	—	—	(374)	(374)
Amortization of net loss (gain)	418	284	(69)	(83)
Total net benefit (income) cost	$(830)	$(706)	$(394)	$(389)
The Company did not make any contributions to its domestic defined benefit plan in the first quarter of 2021 or 2020.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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

Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2021 and 2020 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2020	$519	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive income (loss) before reclassifications	1,085	741	1,291	3,117	—	(8,857)	(5,740)
Amounts reclassified from accumulated other comprehensive income (loss)	140	(104)	(1,534)	(1,498)	157	—	(1,341)
Net current period other comprehensive (loss) income before tax	1,225	637	(243)	1,619	157	(8,857)	(7,081)
Deferred taxes	282	147	(55)	374	(7)	—	367
Net current period other comprehensive (loss) income after tax	943	490	(188)	1,245	164	(8,857)	(7,448)
Balance at April 2, 2021	$1,462	$320	$280	$2,062	$(43,309)	$(4,840)	$(46,087)

Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive (loss) income before reclassifications	(142)	(823)	(778)	(1,743)	—	(873)	(2,616)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	318	321	638	(24)	—	614
Net current period other comprehensive (loss) income before tax	(143)	(505)	(457)	(1,105)	(24)	(873)	(2,002)
Deferred taxes	(33)	(116)	(102)	(251)	(40)	—	(291)
Net current period other comprehensive (loss) income after tax	(110)	(389)	(355)	(854)	16	(873)	(1,711)
Balance at March 27, 2020	$1,214	$(841)	$(330)	$43	$(41,330)	$(5,886)	$(47,173)

Reclassifications from accumulated other comprehensive income (loss) of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income (Loss). Reclassifications from accumulated other comprehensive income (loss) of gains and losses on precious metal and copper cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note O for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income (loss) for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note K for additional details on pension and post-employment expenses.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $1.6 million and $1.0 million in the first quarter of 2021 and 2020, respectively.
The Company granted 52,709 stock appreciation rights (SARs) to certain employees during the first quarter of 2021. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended April 2, 2021 were $68.82 and $20.66, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	0.57%
Dividend yield	0.7%
Volatility	37.6%
Expected term (in years)	4.6
The Company granted 53,199 stock-settled restricted stock units (RSUs) to certain employees during the first quarter of 2021. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $68.49 for stock-settled RSUs granted to employees during the three months ended April 2, 2021. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2021. The weighted-average fair value of the stock-settled PRSUs was $83.78 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At April 2, 2021, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $13.8 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of April 2, 2021 and December 31, 2020:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2021	2020	2021	2020	2021	2020	2021	2020
Financial Assets
Deferred compensation investments	$3,802	$3,802	$3,802	$3,802	$—	$—	$—	$—
Foreign currency forward contracts	299	107	—	—	299	107	—	—
Precious metal swaps	418	127	—	—	418	127	—	—
Copper swaps	550	632	—	—	550	632	—	—
Total	$5,069	$4,668	$3,802	$3,802	$1,267	$866	$—	$—
Financial Liabilities
Deferred compensation liability	$3,802	$3,802	$3,802	$3,802	$—	$—	$—	$—
Foreign currency forward contracts	685	1,203	—	—	685	1,203	—	—
Precious metal swaps	3	349	—	—	3	349	—	—
Copper swaps	188	27	—	—	188	27	—	—
Total	$4,678	$5,381	$3,802	$3,802	$876	$1,579	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of April 2, 2021 and December 31, 2020. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of April 2, 2021 and December 31, 2020:

	April 2, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$4,261	$45	$62,012	$107
Other liabilities and accrued items	63,062	509	7,695	55
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $1.6 million and $0.6 million of foreign currency gains related to derivatives in the first quarter of 2021 and 2020, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of April 2, 2021 and December 31, 2020:

	April 2, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$2,887	$108	$—	$—
Foreign currency forward contracts - euro	12,818	129	—	—
Precious metal swaps	4,568	418	2,155	127
Copper swaps	6,533	550	6,225	632
Total	26,806	1,205	8,380	759

Other assets
Foreign currency forward contracts - yen	111	2	—	—
Foreign currency forward contracts - euro	1,202	15	—	—
Total	1,313	17	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	—	—	2,668	59
Foreign currency forward contracts - euro	2,179	176	17,611	1,089
Precious metal swaps	515	3	4,964	349
Copper swaps	4,254	188	2,445	27
Total	6,948	367	27,688	1,524

Total	$35,067	$855	$36,068	$765
All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of April 2, 2021 to the Consolidated Statements of Income within the next 15-month period. Refer to Note L for additional OCI details.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the first quarter of 2021 and 2020:

		First Quarter Ended
(Thousands)		April 2, 2021	March 27, 2020
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$140	$(1)
Precious metal swaps	Cost of sales	(104)	318
Copper swaps	Cost of sales	(1,534)	321
Total		$(1,498)	$638

Note P — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note T ("Contingencies and Commitments") in the Company's 2020 Annual Report on Form 10-K.
Two beryllium cases were outstanding as of April 2, 2021. The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
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
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff also alleges the Company failed to include all remuneration he and others received for premium and bonus pay when computing overtime pay. The case is currently in the preliminary stages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.4 million and $5.5 million at April 2, 2021 and December 31, 2020, respectively. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note Q — Debt

(Thousands)	April 2, 2021	December 31, 2020
Borrowings under Credit Agreement	$48,955	$34,000
Foreign debt	2,880	3,157
Fixed rate industrial development revenue bonds	1,113	1,322
Total debt outstanding	52,948	38,479
Current portion of long-term debt	(1,541)	(1,937)
Long-term debt	$51,407	$36,542

As of April 2, 2021 and December 31, 2020, the Company had $49.0 million and $34.0 million, respectively, outstanding against its revolving credit facility with average interest rates of 1.88% and 1.65% at April 2, 2021 and December 31, 2020, respectively. The remaining borrowing capacity under the revolving credit facility as of April 2, 2021 and December 31, 2020 was $250.4 million and $245.8 million, respectively. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2024. The Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of April 2, 2021.

At both April 2, 2021 and December 31, 2020, there was $48.1 million outstanding against the letters of credit sub-facility.

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
Coronavirus (COVID-19) First Quarter 2021 Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of our end markets throughout 2020 primarily in the first half of the year in the form of reduced demand, particularly in the consumer electronics, automotive, energy, aerospace and defense, and industrial end markets. During the first quarter of 2021, we began to see improvements in demand as global government-imposed restrictions continued to be lifted and many country vaccination programs gained momentum. However, the world continues to be impacted by the COVID-19 pandemic and the impact on our operations and the markets we serve is fluid and will depend largely on future developments, including the availability and effectiveness of vaccines globally, new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or mitigate its economic, public health, and other impacts. These developments are constantly evolving and cannot be accurately predicted. We continue to invest in the business, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the course of the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety.

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	April 2,	March 27	$	%
(Thousands, except per share data)	2021	2020	Change	Change
Net sales	$354,386	$277,946	$76,440	28%
Value-added sales	198,582	153,971	44,611	29%
Gross margin	66,796	44,570	22,226	50%
Gross margin as a % of value-added sales	34%	29%
Selling, general, and administrative (SG&A) expense	36,776	30,744	6,032	20%
SG&A expense as a % of value-added sales	19%	20%
Research and development (R&D) expense	6,206	4,185	2,021	48%
R&D expense as a % of value-added sales	3%	3%
Impairment charges	—	10,766	(10,766)	NM
Restructuring (income) expense	(378)	2,164	(2,542)	NM
Other—net	4,474	2,279	2,195	96%
Operating profit (loss)	19,718	(5,568)	25,286	NM
Other non-operating (income)—net	(1,276)	(944)	(332)	35%
Interest expense—net	761	246	515	209%
Income (loss) before income taxes	20,233	(4,870)	25,103	NM
Income tax expense (benefit)	3,466	(992)	4,458	NM
Net income (loss)	$16,767	$(3,878)	$20,645	NM

Diluted earnings per share	$0.81	$(0.19)	$1.00	NM
NM = Not Meaningful

Net sales of $354.4 million in the first quarter of 2021 increased $76.5 million from $277.9 million in the first quarter of 2020. Net sales increased in all of our segments primarily due to increased volumes, as well as due to sales attributable to our Optics Balzers acquisition, which was completed during the third quarter of 2020. The change in precious metal and copper prices favorably impacted net sales during the first quarter of 2021 by $18.6 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $198.6 million in the first quarter of 2021 increased $44.6 million, or 29%, compared to the first quarter of 2020. The increase is primarily driven by increased value-added sales into the semiconductor, aerospace and defense, and automotive end markets, as well as value-added sales from our Optics Balzers acquisition.

Gross margin in the first quarter of 2021 was $66.8 million, which was up 50% compared to the first quarter of 2020. Gross margin expressed as a percentage of value-added sales increased to 34% in the first quarter of 2021 from 29% in the first quarter of 2020. The increase was primarily driven by increased sales volumes in 2021. In addition, gross margin in the first quarter of 2020 included a $1.3 million charge to reserve for slow moving and excess inventory related to the oil and gas industry.

SG&A expense was $36.8 million in the first quarter of 2021, compared to $30.7 million in the first quarter of 2020. The increase in SG&A expense for the first quarter of 2021 was primarily driven by increased variable compensation expense. Expressed as a percentage of value-added sales, SG&A expense was 19% and 20% in the first quarter of 2021 and 2020, respectively.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense accounted for 3% of value-added sales in the first quarter of both 2021 and 2020.

Impairment charges includes non-recurring charges relating to goodwill and other assets recorded in the first quarter of 2020 in our Precision Optics segment.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. During the first quarter of 2021, we substantially completed the closure of our LAC business and recorded $0.4 million of income related to lower than expected facility closure costs that were recorded in 2020.

In the first quarter of 2020, we recorded $2.2 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $4.5 million of expense in the first quarter of 2021, or a $2.2 million increase from the first quarter of 2020, which was primarily driven by $1.3 million of increased foreign exchange losses and $1.0 million of increased intangible asset amortization expense, related to the acquisition of Optics Balzers in July 2020. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $0.8 million and $0.2 million in the first quarter of 2021 and 2020, respectively. The increase in interest expense is primarily due to reduced interest income from investments in money market accounts, as well as increased borrowings under our revolving credit facility.

Income tax expense (benefit) for the first quarter of 2021 was expense of $3.5 million, compared to a benefit of $1.0 million in the first quarter of 2020. The effective tax rate for the first quarter of 2021 and 2020 was 17.1% and 20.4%, respectively. The effective tax rate for the first quarter of 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion and research and development credits. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2021 and 2020 is as follows:

	First Quarter Ended
	April 2,	March 27
(Thousands)	2021	2020
Net sales
Performance Alloys and Composites	$114,143	$99,067
Advanced Materials	204,644	160,165
Precision Optics	35,599	18,714
Other	—	—
Total	$354,386	$277,946

Less: pass-through metal costs
Performance Alloys and Composites	$13,311	$15,352
Advanced Materials	141,695	105,672
Precision Optics	34	1,725
Other	764	1,226
Total	$155,804	$123,975

Value-added sales
Performance Alloys and Composites	$100,832	$83,715
Advanced Materials	62,949	54,493
Precision Optics	35,565	16,989
Other	(764)	(1,226)
Total	$198,582	$153,971
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
The cost of gold, silver, platinum, palladium, copper, ruthenium, iridium, rhodium, rhenium, and osmium can be quite volatile. Our pricing policy is to directly pass the cost of these metals on to the customer in order to mitigate the impact of metal price volatility on our results from operations. Trends and comparisons of net sales are affected by movements in the market prices of these metals, but changes in net sales due to metal price movements may not have a proportionate impact on our profitability. During the first quarter of 2021, we added ruthenium, iridium, rhodium, rhenium, and osmium to our definition of value-added sales as the costs of these materials are treated as pass-through and the business use and price volatility of these materials has increased in recent periods. Prior period value-added sales amounts have been recast to reflect this change.
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
Performance Alloys and Composites
First Quarter

	First Quarter Ended
	April 2,	March 27	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$114,143	$99,067	$15,076	15%
Value-added sales	100,832	83,715	17,117	20%
Operating profit	13,491	3,523	9,968	283%
Net sales from the Performance Alloys and Composites segment of $114.1 million in the first quarter of 2021 increased 15% compared to net sales of $99.1 million in the first quarter of 2020. The increase was due to sales related to our new precision clad engineered strip project, as well as increased sales into the aerospace and defense and automotive end markets.
Value-added sales of $100.8 million in the first quarter of 2021 were 20% higher than value-added sales of $83.7 million in the first quarter of 2020. The increase in value-added sales was due to the same factors driving the increase in net sales.
Performance Alloys and Composites generated operating profit of $13.5 million in the first quarter of 2021 compared to $3.5 million in the first quarter of 2020. The increase in operating profit was primarily due to increased sales volumes. Operating profit for the first quarter of 2020 included restructuring charges of $2.2 million related to the closure of our Warren, Michigan and Fremont, California facilities, as well as a $1.3 million charge to reserve for slow moving and excess inventory related to the oil and gas industry.

Advanced Materials
First Quarter

	First Quarter Ended
	April 2,	March 27	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$204,644	$160,165	44,479	28%
Value-added sales	62,949	54,493	8,456	16%
Operating profit	8,933	5,050	3,883	77%
Net sales from the Advanced Materials segment of $204.6 million in the first quarter of 2021 were 28% higher than net sales of $160.2 million in the first quarter of 2020. The increase in net sales was primarily due to increased volumes, as well as the impact of higher pass-through metal prices of $19.7 million.
Value-added sales of $62.9 million in the first quarter of 2021 increased 16% compared to value-added sales of $54.5 million in the first quarter of 2020. The increase was primarily driven by increased value-added sales into the semiconductor end market.
The Advanced Materials segment generated operating profit of $8.9 million in the first quarter of 2021 compared to $5.1 million in the first quarter of 2020. The increase in operating profit is due to increased sales volumes partially offset by increased variable compensation expense.

Precision Optics
First Quarter

(Thousands)	First Quarter Ended
	April 2,	March 27	$	%
	2021	2020	Change	Change
Net sales	$35,599	$18,714	16,885	90%
Value-added sales	35,565	16,989	18,576	109%
Operating profit (loss)	4,558	(9,592)	14,150	NM
NM = Not Meaningful
Net sales from the Precision Optics segment of $35.6 million in the first quarter of 2021 increased 90% compared to net sales of $18.7 million in the first quarter of 2020. The increase was primarily due to sales attributable to our Optics Balzers acquisition, partially offset by lower sales related to our LAC reporting unit, whose closure was finalized in the first quarter of 2021, and projection display products.
Value-added sales of $35.6 million in the first quarter of 2021 increased 109% compared to value-added sales of $17.0 million in the first quarter of 2020. The increase in value-added sales was due to the same factors driving the increase in net sales.
The Precision Optics segment generated an operating profit of $4.6 million in the first quarter of 2021, compared to an operating loss of $9.6 million in the first quarter of 2020. The operating profit in the first quarter of 2021 was driven by increased sales volumes, as well as our Optics Balzers acquisition. The operating loss in the first quarter of 2020 included a goodwill impairment charge of $9.1 million and an other assets impairment charge of $1.7 million related to our LAC reporting unit.

Other
First Quarter

(Thousands)	First Quarter Ended
	April 2,	March 27	$	%
	2021	2020	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(764)	(1,226)	462	(38)%
Operating loss	(7,264)	(4,549)	(2,715)	60%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $7.3 million in the first quarter of 2021 compared to $4.5 million in the first quarter of 2020. Corporate costs accounted for 4% and 3% of Company-wide value-added sales in the first quarter of 2021 and 2020, respectively. The increase in corporate costs in the first quarter of 2021 compared to the first quarter of 2020 is primarily related to increased variable compensation expenses.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	April 2,	March 27	$
(Thousands)	2021	2020	Change
Net cash provided by operating activities	$15,450	$9,130	$6,320
Net cash used in investing activities	(30,675)	(14,779)	(15,896)
Net cash provided by (used in) financing activities	8,727	(11,401)	20,128
Effects of exchange rate changes	(446)	(381)	(65)
Net change in cash and cash equivalents	$(6,944)	$(17,431)	$10,487
Net cash provided by operating activities totaled $15.5 million in the first three months of 2021 versus $9.1 million in the prior-year period. The increase in operating cash flow was primarily due to increased net income of $20.6 million. In addition, working capital requirements used cash of $19.7 million and $17.7 million during the first three months of 2021 and 2020, respectively. Cash flows used in accounts receivable were $26.7 million higher than in the prior-year period. Three-month trailing days sales outstanding was approximately 43 days at April 2, 2021 and 41 days at December 31, 2020. Cash flows used for inventory were $23.2 million in the first quarter of 2021, compared to a use of $15.7 million of cash in the prior-year period. Cash flows provided by accounts payable and accrued expenses were $19.2 million compared to the prior-year period use of cash of $13.0 million.
Net cash used in investing activities was $31.3 million in the first quarter of 2021 compared to $14.8 million in the prior-year period due increased capital expenditures, primarily related to investments in new equipment funded by customer prepayments. See Note J to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2021, the Company expects payments for property, plant, and equipment to be approximately $100.0 million.
Net cash provided by financing activities totaled $8.7 million in the first three months of 2021 versus $11.4 million used in financing activities in the comparable prior-year period. The increase is primarily due to increased net borrowings of $15.0 million under our revolving credit facility in the first quarter of 2021, partially offset by payments made for taxes withheld on stock-based compensation awards and dividends.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions. At April 2, 2021, cash and cash equivalents held by our foreign operations totaled $17.1 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of April 2, 2021 and December 31, 2020 is as follows:

	April 2,	December 31,
(Thousands)	2021	2020
Cash and cash equivalents	$18,934	$25,878
Total outstanding debt	52,960	38,506
Net debt	$(34,026)	$(12,628)
Available borrowing capacity	$250,418	$245,772
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
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or a prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of April 2, 2021. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $38.1 million as of April 2, 2021, compared to $50.0 million as of December 31, 2020. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the first quarter of 2021. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.3 million on our common stock in the first quarter of 2021. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $411.9 million and $400.0 million as of April 2, 2021 and December 31, 2020, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of April 2, 2021. For additional information on our contractual obligations, refer to our 2020 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2020 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; the global economy, including the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns and sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of Optics Balzers; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including, without limitation, the acquisition of Optics Balzers being accretive in the expected timeframe or at all; our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions on operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of the Company's 2020 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2020 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of April 2, 2021 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of April 2, 2021.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of April 2, 2021, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases. During 2020, one beryllium case was filed. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages. A co-defendent, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

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

Other Claims
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff also alleges the Company failed to include all remuneration he and others received for premium and bonus pay when computing overtime pay. The case is currently in the preliminary stages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended April 2, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 5, 2021	145	$68.73	—	$8,316,239
February 6 through March 5, 2021	42,543	66.48	—	8,316,239
March 6 through April 2, 2021	—	—	—	8,316,239
Total	42,688	$66.49	—	$8,316,239

(1)	Includes 145 and 42,543 shares surrendered to the Company in January and February, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended April 2, 2021, we did not repurchase any shares under this program. As of April 2, 2021, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

10.1	Materion and Subsidiaries Management Incentive Plan for the 2021 Plan Year*
10.2	Form of 2021 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021*
10.3	Form of 2021 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021*
10.4	Form of 2021 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended April 2, 2021*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 29, 2021
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)