Form 10-Q
period 2021-07-02
MATERION Corp
filed 2021-08-03
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at July 2, 2021: 20,437,646.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(Thousands, except per share amounts)	July 2, 2021	June 26, 2020*	July 2, 2021	June 26, 2020*
Net sales	$370,999	$271,468	$725,385	$549,414
Cost of sales	301,418	224,513	589,008	457,889
Gross margin	69,581	46,955	136,377	91,525
Selling, general, and administrative expense	38,060	32,852	74,836	63,596
Research and development expense	6,604	4,502	12,810	8,687
Goodwill impairment charges	—	—	—	9,053
Asset impairment charges	—	—	—	1,713
Restructuring expense (income)	—	2,387	(378)	4,551
Other—net	4,194	(357)	8,668	1,922
Operating profit	20,723	7,571	40,441	2,003
Other non-operating income—net	(1,277)	(851)	(2,553)	(1,795)
Interest expense—net	858	1,259	1,619	1,505
Income before income taxes	21,142	7,163	41,375	2,293
Income tax expense	3,274	1,360	6,740	368
Net income	$17,868	$5,803	$34,635	$1,925
Basic earnings per share:
Net income per share of common stock	$0.87	$0.29	$1.70	$0.09
Diluted earnings per share:
Net income per share of common stock	$0.87	$0.28	$1.68	$0.09
Weighted-average number of shares of common stock outstanding:
Basic	20,429	20,317	20,402	20,350
Diluted	20,651	20,554	20,647	20,587
*Amounts for the periods ended June 26, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(Thousands)	2021	2020*	2021	2020*
Net income	$17,868	$5,803	$34,635	$1,925
Other comprehensive income (loss):
Foreign currency translation adjustment	3,193	1,166	(5,664)	293
Derivative and hedging activity, net of tax	(273)	347	972	(507)
Pension and post-employment benefit adjustment, net of tax	83	89	247	105
Other comprehensive income (loss)	3,003	1,602	(4,445)	(109)
Comprehensive income	$20,871	$7,405	$30,190	$1,816
*Amounts for the periods ended June 26, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 2,	Dec. 31,
(Thousands)	2021	2020
Assets
Current assets
Cash and cash equivalents	$24,345	$25,878
Accounts receivable, net	179,326	166,447
Inventories, net	290,739	250,778
Prepaid and other current assets	22,155	20,896
Total current assets	516,565	463,999
Deferred income taxes	1,909	3,134
Property, plant, and equipment	1,052,464	998,312
Less allowances for depreciation, depletion, and amortization	(702,903)	(688,626)
Property, plant, and equipment, net	349,561	309,686
Operating lease, right-of-use assets	58,833	62,089
Intangible assets, net	50,851	54,672
Other assets	21,724	19,364
Goodwill	142,054	144,916
Total Assets	$1,141,497	$1,057,860
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$435	$1,937
Accounts payable	80,600	55,640
Salaries and wages	27,505	18,809
Other liabilities and accrued items	36,930	40,887
Income taxes	4,837	1,898
Unearned revenue	10,920	7,713
Total current liabilities	161,227	126,884
Other long-term liabilities	17,477	17,002
Operating lease liabilities	53,736	56,761
Finance lease liabilities	18,410	20,539
Retirement and post-employment benefits	40,001	41,877
Unearned income	95,290	86,761
Deferred income taxes	14,817	15,864
Long-term debt	58,838	36,542
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both July 2nd and December 31st)	268,205	258,642
Retained earnings	660,851	631,058
Common stock in treasury	(208,854)	(199,187)
Accumulated other comprehensive loss	(43,084)	(38,639)
Other equity	4,583	3,756
Total shareholders' equity	681,701	655,630
Total Liabilities and Shareholders’ Equity	$1,141,497	$1,057,860

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 2,	June 26,
(Thousands)	2021	2020*
Cash flows from operating activities:
Net income	$34,635	$1,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	19,063	23,522
Amortization of deferred financing costs in interest expense	364	364
Stock-based compensation expense (non-cash)	3,512	3,966
Deferred income tax expense (benefit)	367	(723)
Impairment charges	—	10,766
Changes in assets and liabilities:
Accounts receivable	(13,941)	5,331
Inventory	(40,651)	(18,446)
Prepaid and other current assets	(1,718)	(7,264)
Accounts payable and accrued expenses	28,403	(7,634)
Unearned revenue	3,246	(257)
Interest and taxes payable	2,868	1,058
Unearned income due to customer prepayments	8,043	26,713
Other-net	(126)	(2,888)
Net cash provided by operating activities	44,065	36,433
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(57,712)	(32,034)
Proceeds from sale of property, plant, and equipment	603	33
Net cash used in investing activities	(57,109)	(32,001)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	22,500	150,000
Repayment of long-term debt	(1,654)	(428)
Principal payments under finance lease obligations	(1,512)	(626)
Cash dividends paid	(4,791)	(4,582)
Repurchase of common stock	—	(6,766)
Payments of withholding taxes for stock-based compensation awards	(3,021)	(2,025)
Net cash provided by financing activities	11,522	135,573
Effects of exchange rate changes	(11)	56
Net change in cash and cash equivalents	(1,533)	140,061
Cash and cash equivalents at beginning of period	25,878	125,007
Cash and cash equivalents at end of period	$24,345	$265,068
*Amounts for the period ended June 26, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings*	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total*
Balance at April 2, 2021	20,414	(6,734)	$264,940	$645,468	$(206,845)	$(46,087)	$3,860	$661,336
Net income	—	—	—	17,868	—	—	—	17,868
Other comprehensive income	—	—	—	—	—	3,003	—	3,003
Cash dividends declared ($0.12 per share)	—	—	—	(2,453)	—	—	—	(2,453)
Stock-based compensation activity	25	25	3,215	(32)	(1,144)	—	—	2,039
Payments of withholding taxes for stock-based compensation awards	(2)	(2)	—	—	(183)	—	—	(183)
Directors’ deferred compensation	1	1	50	—	(682)	—	723	91
Balance at July 2, 2021	20,438	(6,710)	$268,205	$660,851	$(208,854)	$(43,084)	$4,583	$681,701

Balance at March 27, 2020	20,310	(6,838)	$253,967	$618,796	$(198,311)	$(47,173)	$3,490	$630,769
Net income	—	—	—	5,803	—	—	—	5,803
Other comprehensive income	—	—	—	—	—	1,602	—	1,602
Cash dividends declared ($0.115 per share)	—	—	—	(2,337)	—	—	—	(2,337)
Stock-based compensation activity	11	11	2,775	(43)	(259)	—	—	2,473
Payments of withholding taxes for stock-based compensation awards	—	—	—	—	(10)	—	—	(10)
Directors’ deferred compensation	1	1	14	—	(146)	—	188	56
Balance at June 26, 2020	20,322	(6,826)	$256,756	$622,219	$(198,726)	$(45,571)	$3,678	$638,356

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings*	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total*
Balance at December 31, 2020	20,328	(6,820)	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	34,635	—	—	—	34,635
Other comprehensive loss	—	—	—	—	—	(4,445)	—	(4,445)
Cash dividends declared ($0.235 per share)	—	—	—	(4,791)	—	—	—	(4,791)
Stock-based compensation activity	152	152	9,474	(51)	(5,911)	—	—	3,512
Payments of withholding taxes for stock-based compensation awards	(45)	(45)	—	—	(3,021)	—	—	(3,021)
Directors’ deferred compensation	3	3	89	—	(735)	—	827	181
Balance at July 2, 2021	20,438	(6,710)	$268,205	$660,851	$(208,854)	$(43,084)	$4,583	$681,701

Balance at December 31, 2019	20,404	(6,744)	$249,674	$624,954	$(186,845)	$(45,462)	$3,422	$645,743
Net income	—	—	—	1,925	—	—	—	1,925
Other comprehensive loss	—	—	—	—	—	(109)	—	(109)
Cash dividends declared ($0.225 per share)	—	—	—	(4,582)	—	—	—	(4,582)
Stock-based compensation activity	110	110	7,037	(78)	(2,902)	—	—	4,057
Payments of withholding taxes for stock-based compensation awards	(36)	(36)	—	—	(2,025)	—	—	(2,025)
Repurchase of shares	(158)	(158)	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	2	2	45	—	(188)	—	256	113
Balance at June 26, 2020	20,322	(6,826)	$256,756	$622,219	$(198,726)	$(45,571)	$3,678	$638,356
*Amounts for the periods ended June 26, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

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

Change in Accounting Principle: During the fourth quarter of 2020, the Company elected to change its method for valuing its inventories at locations that previously used the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method is preferable as it improves comparability with its most similar peers, it more closely resembles the physical flow of its inventory (i.e., it provides better matching of revenues and expenses), and it results in uniformity across a significant majority of the Company’s inventory. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheet as of June 26, 2020 and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three and six months ended June 26, 2020 were adjusted as necessary. For further information, refer to the Company's 2020 Annual Report on Form 10-K.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following tables reflect the impact to the financial statement line items as a result of the change in accounting principle for the prior periods presented in the accompanying financial statements:

Consolidated Statement of Income

(Thousands except per share amounts)
	Second Quarter Ended			Six Months Ended
	June 26, 2020			June 26, 2020
Selected Items	As Reported	As Adjusted	Adjustment	As Reported	As Adjusted	Adjustment
Cost of sales	$223,378	$224,513	$1,135	$455,749	$457,889	$2,140
Gross margin	48,090	46,955	(1,135)	93,665	91,525	(2,140)
Operating profit	8,706	7,571	(1,135)	4,143	2,003	(2,140)
Income before income taxes	8,298	7,163	(1,135)	4,433	2,293	(2,140)
Income tax expense	1,620	1,360	(260)	858	368	(490)
Net income	6,678	5,803	(875)	3,575	1,925	(1,650)
Basic earnings per share:
Net income per share of common stock	$0.33	$0.29	$(0.04)	$0.18	$0.09	$(0.09)
Diluted earnings per share:
Net income per share of common stock	$0.32	$0.28	$(0.04)	$0.17	$0.09	$(0.08)

Consolidated Statement of Comprehensive Income

(Thousands)
	Second Quarter Ended			Six Months Ended
	June 26, 2020			June 26, 2020
Selected Items	As Reported	As Adjusted	Adjustment	As Reported	As Adjusted	Adjustment
Net income	$6,678	$5,803	$(875)	$3,575	$1,925	$(1,650)
Comprehensive income	8,280	7,405	(875)	3,466	1,816	(1,650)

Consolidated Statement of Cash Flows

(Thousands)
	Six Months Ended
	June 26, 2020
Selected Items	As Reported	As Adjusted	Adjustment
Net income	$3,575	$1,925	$(1,650)
Deferred income tax benefit	(234)	(723)	(489)
Increase in inventory	(20,585)	(18,446)	2,139

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
On July 17, 2020, the Company completed the acquisition of Optics Balzers AG (Optics Balzers), an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of $22.5 million of debt. The transaction was funded with cash on hand. Based on the fair value of assets acquired and liabilities assumed, goodwill of $70.8 million and identifiable intangible assets of $49.3 million were recorded. Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Precision Optics segment and the results of Optics Balzers are not material to our Consolidated Financial Statements. No material measurement period adjustments have been recorded during the second quarter or first six months of 2021. As of July 2, 2021, the purchase price allocation remains preliminary as the Company completes its assessments of income taxes.

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
Performance Alloys and Composites produces strip and bulk form alloy products, strip metal products with clad inlay and overlay metals, beryllium-based metals, beryllium, and aluminum metal matrix composites, in rod, sheet, foil, and a variety of customized forms, and beryllia ceramics.
Advanced Materials produces advanced chemicals, microelectric packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature, and braze materials.
Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
Second Quarter 2021
Net sales	$125,294	$213,114	$32,591	$—	$370,999
Intersegment sales	10	3,185	—	—	3,195
Operating profit (loss)	17,314	8,333	2,626	(7,550)	20,723
Second Quarter 2020
Net sales	$101,614	$150,108	$19,746	$—	$271,468
Intersegment sales	(213)	8,997	—	—	8,784
Operating profit (loss)	6,824	4,653	2,091	(5,997)	7,571

First Six Months 2021
Net sales	$239,437	$417,758	$68,190	$—	$725,385
Intersegment sales	15	5,872	—	—	5,887
Operating profit (loss)	30,805	17,266	7,184	(14,814)	40,441
First Six Months 2020
Net sales	$200,681	$310,273	$38,460	$—	$549,414
Intersegment sales	2	18,188	—	—	18,190
Operating profit (loss)	10,347	9,703	(7,501)	(10,546)	2,003

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2021 and 2020:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
Second Quarter 2021
End Market
Semiconductor	$1,806	$166,968	$563	$—	$169,337
Industrial	30,264	10,687	7,634	—	48,585
Aerospace and defense	19,250	1,660	5,597	—	26,507
Consumer electronics	10,722	266	6,964	—	17,952
Automotive	25,766	1,757	2,107	—	29,630
Energy	4,880	24,216	—	—	29,096
Telecom and data center	13,025	39	—	—	13,064
Other	19,581	7,521	9,726	—	36,828
Total	$125,294	$213,114	$32,591	$—	$370,999

Second Quarter 2020
End Market
Semiconductor	$1,537	$123,908	$232	$—	$125,677
Industrial	23,831	8,419	2,574	—	34,824
Aerospace and defense	17,952	1,650	4,119	—	23,721
Consumer electronics	9,956	21	3,404	—	13,381
Automotive	16,415	1,186	7	—	17,608
Energy	5,590	9,327	—	—	14,917
Telecom and data center	12,586	788	—	—	13,374
Other	13,747	4,809	9,410	—	27,966
Total	$101,614	$150,108	$19,746	$—	$271,468

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
First Six Months 2021
End Market
Semiconductor	$2,803	$322,029	$1,034	$—	$325,866
Industrial	54,294	23,277	15,009	—	92,580
Aerospace and defense	41,092	3,058	12,173	—	56,323
Consumer electronics	20,766	431	16,424	—	37,621
Automotive	49,273	3,426	4,300	—	56,999
Energy	9,017	51,406	—	—	60,423
Telecom and data center	24,368	109	—	—	24,477
Other	37,824	14,022	19,250	—	71,096
Total	$239,437	$417,758	$68,190	$—	$725,385

First Six Months 2020
End Market
Semiconductor	$2,443	$244,727	$243	$—	$247,413
Industrial	47,171	16,781	5,671	—	69,623
Aerospace and defense	32,158	3,077	9,228	—	44,463
Consumer electronics	24,651	138	6,946	—	31,735
Automotive	34,579	3,266	24	—	37,869
Energy	11,019	32,795	—	—	43,814
Telecom and data center	22,575	1,658	—	—	24,233
Other	26,085	7,831	16,348	—	50,264
Total	$200,681	$310,273	$38,460	$—	$549,414
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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at July 2, 2021. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at July 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $78.1 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	July 2, 2021	December 31, 2020	$ change	% change
Accounts receivable, trade	$169,279	$156,821	$12,458	8%
Unbilled receivables	10,682	8,832	1,850	21%
Unearned revenue	10,920	7,713	3,207	42%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the first six months of 2021.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $3.2 million of the December 31, 2020 unearned amounts as revenue during the first six months of 2021.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net

Other-net for the second quarter and first six months of 2021 and 2020 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(Thousands)	2021	2020	2021	2020
Metal consignment fees	$2,464	$2,037	$4,614	$4,266
Amortization of intangible assets	1,005	106	2,178	294
Foreign currency (gain) loss	(33)	(2,486)	1,216	(2,548)
Net loss (gain) on disposal of fixed assets	24	9	(364)	55
Other items	734	(23)	1,024	(145)
Total	$4,194	$(357)	$8,668	$1,922

Note F — Restructuring

During 2020, the Company determined it would close its Large Area Coatings (LAC) business (a reporting unit in the Precision Optics segment). The closure was substantially completed by the end of the first quarter of 2021. Income of $0.4 million was recorded in the first quarter of 2021, primarily related to lower than previously estimated facility closure costs that were recorded in 2020.
Remaining severance payments are immaterial and reflected in Salaries and wages in the Consolidated Balance Sheet as of July 2, 2021. Any additional costs related to the closure of this business are expected to be immaterial.
In addition, during 2020, the Company initiated a restructuring plan in its Performance Alloys and Composites segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $2.4 million and

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
Remaining severance payments of $0.1 million and facility costs of $0.5 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items, respectively, in the Consolidated Balance Sheet and are expected to be substantially paid in the next twelve months.
Note G — Income Taxes

The Company's effective tax rate for the second quarter of 2021 and 2020 was 15.5% and 19.0%, respectively, and 16.3% and 16.0% in the first six months of 2021 and 2020, respectively. The effective tax rate for each period in 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits, and the foreign derived intangible income deduction. The effective tax rate for each period in 2020 was lower than the statutory rate primarily due to the impact of percentage depletion and research and development credits. The effective tax rate for the first six months of 2021 included a net discrete income tax benefit of $0.5 million, primarily related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first six months of 2020 included a net discrete income tax expense of $0.8 million, primarily related to an impairment of goodwill.

On March 11, 2021, President Biden signed the American Rescue Plan (the Rescue Plan) into law. The Rescue Plan, among other things, extends and enhances a number of current-law tax incentives for businesses. While the Company continues to examine the impacts the Rescue Plan may have on its business, it does not expect it will have a material impact to its consolidated financial statements.

Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(Thousands, except per share amounts)	2021	2020	2021	2020
Numerator for basic and diluted EPS:
Net income	$17,868	$5,803	$34,635	$1,925
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,429	20,317	20,402	20,350
Effect of dilutive securities:
Stock appreciation rights	79	36	75	36
Restricted stock units	93	63	108	80
Performance-based restricted stock units	50	138	62	121
Diluted potential common shares	222	237	245	237
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,651	20,554	20,647	20,587
Basic EPS	$0.87	$0.29	$1.70	$0.09
Diluted EPS	$0.87	$0.28	$1.68	$0.09
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 52,709 and 191,500 for the quarters ended July 2, 2021 and June 26, 2020, respectively and 64,478 and 230,893 for the six months ended July 2, 2021 and June 26, 2020, respectively. These securities are primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	July 2,	December 31,
(Thousands)	2021	2020
Raw materials and supplies	$67,281	$42,905
Work in process	172,425	156,093
Finished goods	51,033	51,780
Inventories, net	$290,739	$250,778
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $456.3 million and $400.0 million as of July 2, 2021 and December 31, 2020, respectively. Amounts for the year ended December 31, 2020 have been revised to reflect a $44.6 million reclassification out of work in process and into finished goods inventory.

Note J — Customer Prepayments

The Company entered into investment and master supply agreements with a customer to procure equipment to manufacture product for the customer. The customer is providing prepayments to the Company in the amount of approximately $70 million in the aggregate to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when commercial production of the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, as of July 2, 2021 and December 31, 2020, $66.9 million and $58.8 million, respectively, of prepayments are classified as Unearned Income in the Consolidated Balance Sheet, of which $2.2 million and $8.0 million, respectively, was received during the second quarter and first six months of 2021.

Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the second quarter and first six months of 2021 and 2020 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	July 2,	June 26,	July 2,	June 26,
(Thousands)	2021	2020	2021	2020
Components of net periodic benefit (credit) cost
Service cost	$—	$—	$20	$15
Interest cost	987	1,215	29	53
Expected return on plan assets	(2,234)	(2,205)	—	—
Amortization of prior service cost (benefit)	—	—	(375)	(374)
Amortization of net loss (gain)	417	284	(68)	(83)
Net periodic benefit (credit) cost	$(830)	$(706)	$(394)	$(389)
Settlements	—	94	—	—
Total net benefit (credit) cost	$(830)	$(612)	$(394)	$(389)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(Thousands)	2021	2020	2021	2020
Components of net periodic benefit (credit) cost
Service cost	$—	$—	$40	$31
Interest cost	1,973	2,429	58	107
Expected return on plan assets	(4,468)	(4,410)	—	—
Amortization of prior service cost (benefit)	—	—	(749)	(749)
Amortization of net loss (gain)	835	568	(137)	(166)
Net periodic benefit (credit) cost	$(1,660)	$(1,413)	$(788)	$(777)
Settlements	—	94	—	—
Total net benefit (credit) cost	$(1,660)	$(1,319)	$(788)	$(777)
The Company did not make any contributions to its domestic defined benefit plan in the second quarter or first six months of 2021 or 2020.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2021 and 2020 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at April 2, 2021	$1,462	$320	$280	$2,062	$(43,309)	$(4,840)	$(46,087)
Other comprehensive income (loss) before reclassifications	183	(239)	1,145	1,089	—	3,193	4,282
Amounts reclassified from accumulated other comprehensive income (loss)	—	65	(1,507)	(1,442)	77	—	(1,365)
Net current period other comprehensive (loss) income before tax	183	(174)	(362)	(353)	77	3,193	2,917
Deferred taxes	42	(40)	(82)	(80)	(6)	—	(86)
Net current period other comprehensive (loss) income after tax	141	(134)	(280)	(273)	83	3,193	3,003
Balance at July 2, 2021	$1,603	$186	$—	$1,789	$(43,226)	$(1,647)	$(43,084)

Balance at March 27, 2020	$1,214	$(841)	$(330)	$43	$(41,330)	$(5,886)	$(47,173)
Other comprehensive (loss) income before reclassifications	(201)	(411)	426	(186)	—	1,166	980
Amounts reclassified from accumulated other comprehensive income (loss)	8	491	132	631	70	—	701
Net current period other comprehensive (loss) income before tax	(193)	80	558	445	70	1,166	1,681
Deferred taxes	(44)	18	124	98	(19)	—	79
Net current period other comprehensive (loss) income after tax	(149)	62	434	347	89	1,166	1,602
Balance at June 26, 2020	$1,065	$(779)	$104	$390	$(41,241)	$(4,720)	$(45,571)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2020	$519	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive income (loss) before reclassifications	1,268	502	2,436	4,206	—	(5,664)	(1,458)
Amounts reclassified from accumulated other comprehensive income (loss)	140	(39)	(3,041)	(2,940)	234	—	(2,706)
Net current period other comprehensive (loss) income before tax	1,408	463	(605)	1,266	234	(5,664)	(4,164)
Deferred taxes	324	107	(137)	294	(13)	—	281
Net current period other comprehensive (loss) income after tax	1,084	356	(468)	972	247	(5,664)	(4,445)
Balance at July 2, 2021	$1,603	$186	$—	$1,789	$(43,226)	$(1,647)	$(43,084)

Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive (loss) income before reclassifications	(343)	(1,234)	(352)	(1,929)	—	293	(1,636)
Amounts reclassified from accumulated other comprehensive income (loss)	7	809	453	1,269	46	—	1,315
Net current period other comprehensive (loss) income before tax	(336)	(425)	101	(660)	46	293	(321)
Deferred taxes	(77)	(98)	22	(153)	(59)	—	(212)
Net current period other comprehensive (loss) income after tax	(259)	(327)	79	(507)	105	293	(109)
Balance at June 26, 2020	$1,065	$(779)	$104	$390	$(41,241)	$(4,720)	$(45,571)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.2 million and $3.8 million in the second quarter and first six months of 2021, respectively, compared to $3.1 million and $4.1 million, respectively, in the same periods of 2020.
The Company granted 52,709 stock appreciation rights (SARs) to certain employees during the first six months of 2021. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended July 2, 2021 were $68.82 and $20.66, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	0.57%
Dividend yield	0.7%
Volatility	37.6%
Expected term (in years)	4.6
The Company granted 55,064 stock-settled restricted stock units (RSUs) to certain employees and 9,904 to non-employee directors during the first six months of 2021. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $68.44 and $75.77 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the six months ended July 2, 2021. RSUs are generally expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2021. The weighted-average fair value of the stock-settled PRSUs was $83.78 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At July 2, 2021, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $12.7 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of July 2, 2021 and December 31, 2020:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2021	2020	2021	2020	2021	2020	2021	2020
Financial Assets
Deferred compensation investments	$3,881	$3,802	$3,881	$3,802	$—	$—	$—	$—
Foreign currency forward contracts	477	107	—	—	477	107	—	—
Precious metal swaps	258	127	—	—	258	127	—	—
Copper swaps	—	632	—	—	—	632	—	—
Total	$4,616	$4,668	$3,881	$3,802	$735	$866	$—	$—
Financial Liabilities
Deferred compensation liability	$3,881	$3,802	$3,881	$3,802	$—	$—	$—	$—
Foreign currency forward contracts	151	1,203	—	—	151	1,203	—	—
Precious metal swaps	17	349	—	—	17	349	—	—
Copper swaps	—	27	—	—	—	27	—	—
Total	$4,049	$5,381	$3,881	$3,802	$168	$1,579	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of July 2, 2021 and December 31, 2020. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of July 2, 2021 and December 31, 2020:

	July 2, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$62,324	$142	$62,012	$107
Other liabilities and accrued items	12,427	75	7,695	55
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.4 million of foreign currency losses in the second quarter of 2021 and $1.2 million of foreign currency gains related to derivatives in the first six months of 2021, compared to $1.7 million and $2.3 million of foreign currency gains in the second quarter and first six months of 2020, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of July 2, 2021 and December 31, 2020:

	July 2, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$3,778	$107	$—	$—
Foreign currency forward contracts - euro	20,727	199	—	—
Precious metal swaps	4,538	258	2,155	127
Copper swaps	—	—	6,225	632
Total	29,043	564	8,380	759

Other assets
Foreign currency forward contracts - yen	275	3	—	—
Foreign currency forward contracts - euro	1,822	26	—	—
Total	2,097	29	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	471	2	2,668	59
Foreign currency forward contracts - euro	5,900	61	17,611	1,089
Precious metal swaps	518	17	4,964	349
Copper swaps	—	—	2,445	27
Total	6,889	80	27,688	1,524

Other long-term liabilities
Foreign currency forward contracts - yen	271	—	—	—
Foreign currency forward contracts - euro	2,383	13	—	—
Total	2,654	13	—	—

Total	$40,683	$500	$36,068	$765
All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of July 2, 2021 to the Consolidated Statements of Income within the next 15-months. Refer to Note L for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the second quarter and first six months of 2021 and 2020:

		Second Quarter Ended
(Thousands)		July 2, 2021	June 26, 2020
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$—	$8
Precious metal swaps	Cost of sales	65	491
Copper swaps	Cost of sales	(1,507)	132
Total		$(1,442)	$631

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Six Months Ended
(Thousands)		July 2, 2021	June 26, 2020
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$140	$7
Precious metal swaps	Cost of sales	(39)	809
Copper swaps	Cost of sales	(3,041)	453
Total		$(2,940)	$1,269

Note P — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note T ("Contingencies and Commitments") in the Company's 2020 Annual Report on Form 10-K.
Two beryllium cases were outstanding as of July 2, 2021. The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
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
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, among other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. The case is currently in the preliminary stages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $5.2 million and $5.5 million at July 2, 2021 and December 31, 2020, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note Q — Debt

(Thousands)	July 2, 2021	December 31, 2020
Borrowings under Credit Agreement	$56,500	$34,000
Foreign debt	2,773	3,157
Fixed rate industrial development revenue bonds	—	1,322
Total debt outstanding	59,273	38,479
Current portion of long-term debt	(435)	(1,937)
Long-term debt	$58,838	$36,542

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

As of July 2, 2021 and December 31, 2020, the Company had $56.5 million and $34.0 million, respectively, outstanding against its revolving credit facility with average interest rates of 1.46% and 1.65% at July 2, 2021 and December 31, 2020, respectively. The remaining borrowing capacity under the revolving credit facility as of July 2, 2021 and December 31, 2020 was $273.0 million and $245.8 million, respectively. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2024. The Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of July 2, 2021.

At July 2, 2021 and December 31, 2020, there was $47.3 million and $48.1 million outstanding against the letters of credit sub-facility, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electronic, thermal, and structural applications. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, consumer electronics, energy, and telecom and data center.
Coronavirus (COVID-19) Second Quarter 2021 Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of our end markets throughout 2020 primarily in the first half of the year in the form of reduced demand, particularly in the consumer electronics, automotive, energy, aerospace and defense, and industrial end markets. During the first six months of 2021, we continued to see improvements in demand as global government-imposed restrictions continued to be lifted and many country vaccination programs gained further momentum. However, the world continues to be impacted by the COVID-19 pandemic and the impact on our operations and the markets we serve is fluid and will depend largely on future developments, including the availability and effectiveness of vaccines globally, new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or mitigate its economic, public health, and other impacts. These developments are constantly evolving and cannot be accurately predicted. We continue to invest in the business, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the course of the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety.

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	July 2,	June 26,	$	%
(Thousands, except per share data)	2021	2020	Change	Change
Net sales	$370,999	$271,468	$99,531	37%
Value-added sales	207,887	159,068	48,819	31%
Gross margin	69,581	46,955	22,626	48%
Gross margin as a % of value-added sales	33%	30%
Selling, general, and administrative (SG&A) expense	38,060	32,852	5,208	16%
SG&A expense as a % of value-added sales	18%	21%
Research and development (R&D) expense	6,604	4,502	2,102	47%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	—	2,387	(2,387)	(100)%
Other—net	4,194	(357)	4,551	(1,275)%
Operating profit	20,723	7,571	13,152	174%
Other non-operating (income)—net	(1,277)	(851)	(426)	50%
Interest expense—net	858	1,259	(401)	(32)%
Income before income taxes	21,142	7,163	13,979	195%
Income tax expense	3,274	1,360	1,914	141%
Net income	$17,868	$5,803	$12,065	208%

Diluted earnings per share	$0.87	$0.28	$0.59	211%

Net sales of $371.0 million in the second quarter of 2021 increased $99.5 million from $271.5 million in the second quarter of 2020. Net sales increased in all of our segments primarily due to increased volumes, as well as due to sales attributable to our Optics Balzers acquisition, which was completed during the third quarter of 2020. The change in precious metal and copper prices favorably impacted net sales during the second quarter of 2021 by $19.8 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $207.9 million in the second quarter of 2021 increased $48.8 million, or 31%, compared to the second quarter of 2020. The increase is primarily driven by increased value-added sales into the semiconductor, industrial, and automotive end markets, as well as value-added sales from our Optics Balzers acquisition.

Gross margin in the second quarter of 2021 was $69.6 million, which was up 48% compared to the second quarter of 2020. Gross margin expressed as a percentage of value-added sales increased to 33% in the second quarter of 2021 from 30% in the second quarter of 2020. The increase was primarily driven by increased sales volumes in the second quarter of 2021.

SG&A expense was $38.1 million in the second quarter of 2021, compared to $32.9 million in the second quarter of 2020. The increase in SG&A expense for the second quarter of 2021 was primarily driven by increased variable compensation expense, as well as costs attributable to our Optics Balzers acquisition. Expressed as a percentage of value-added sales, SG&A expense was 18% and 21% in the second quarter of 2021 and 2020, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the second quarter of both 2021 and 2020.

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

Other-net was $4.2 million of expense in the second quarter of 2021, or a $4.6 million increase from the second quarter of 2020, which was primarily driven by $2.5 million of decreased foreign exchange gains, primarily related to a $2.2 million foreign exchange hedge gain realized in the second quarter of 2020, and $0.9 million of increased intangible asset amortization expense, both related to the acquisition of Optics Balzers. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $0.9 million and $1.3 million in the second quarter of 2021 and 2020, respectively. The decrease in interest expense is primarily due to reduced borrowings under our revolving credit facility in the second quarter of 2021, compared to the second quarter of 2020.

Income tax expense for the second quarter of 2021 was $3.3 million, compared to $1.4 million in the second quarter of 2020. The effective tax rate for the second quarter of 2021 and 2020 was 15.5% and 19.0%, respectively. The effective tax rate for the second quarter of both 2021 and 2020 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits, and the foreign derived intangible income deduction. See Note G to the Consolidated Financial Statements for additional discussion.

Six Months

	Six Months Ended
	July 2,	June 26,	$	%
(Thousands, except per share data)	2021	2020	Change	Change
Net sales	$725,385	$549,414	$175,971	32%
Value-added sales	406,469	313,039	93,430	30%
Gross margin	136,377	91,525	44,852	49%
Gross margin as a % of value-added sales	34%	29%
SG&A expense	74,836	63,596	11,240	18%
SG&A expense as a % of value-added sales	18%	20%
R&D expense	12,810	8,687	4,123	47%
R&D expense as a % of value-added sales	3%	3%
Impairment charges	—	10,766	(10,766)	(100)%
Restructuring (income) expense	(378)	4,551	(4,929)	(108)%
Other—net	8,668	1,922	6,746	351%
Operating profit	40,441	2,003	38,438	1,919%
Other non-operating (income)—net	(2,553)	(1,795)	(758)	42%
Interest expense—net	1,619	1,505	114	8%
Income before income taxes	41,375	2,293	39,082	1,704%
Income tax expense	6,740	368	6,372	1,732%
Net income	$34,635	$1,925	$32,710	1,699%

Diluted earnings per share	$1.68	$0.09	$1.59	1,767%

Net sales of $725.4 million in the first six months of 2021 increased $176.0 million from $549.4 million in the first six months of 2020. Net sales increased in all of our segments primarily due to increased volumes, as well as due to sales attributable to our Optics Balzers acquisition, which was completed during the third quarter of 2020. The change in precious metal and copper prices favorably impacted net sales during the first six months of 2021 by $37.6 million.

Value-added sales of $406.5 million in the first six months of 2021 increased $93.0 million, or 30%, compared to the first six months of 2020. The increase is primarily driven by increased value-added sales into the semiconductor, automotive, aerospace and defense, and industrial end markets, as well as value-added sales from our Optics Balzers acquisition.

Gross margin in the first half of 2021 was $136.4 million, which was up 49% compared to the first half of 2020. Gross margin expressed as a percentage of value-added sales increased to 34% in the first six months of 2021 from 29% in the first six months of 2020. The increase was primarily driven by increased sales volumes in the first half of 2021.

SG&A expense was $74.8 million in the first six months of 2021, compared to $63.6 million in the first six months of 2020. The increase in SG&A expense for the first half of 2021 was primarily driven by increased variable compensation expense, as well as costs attributable to our Optics Balzers acquisition. Expressed as a percentage of value-added sales, SG&A expense was 18% and 20% in the first half of 2021 and 2020, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the first half of both 2021 and 2020.

Impairment charges include non-recurring charges relating to goodwill and other assets recorded in the first six months of 2020 in our Precision Optics segment.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. During the first quarter of 2021, we substantially completed the closure of our LAC business.

In the first half of 2020, we recorded $4.6 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $8.7 million of expense in the first six months of 2021, or a $6.7 million increase from the first six months of 2020, which was primarily driven by $2.5 million of foreign exchange gains realized during the first six months of 2020 compared to $1.2 million of foreign exchange losses realized in the first six months of 2021, as well as $1.9 million of increased intangible asset amortization expense, both of which were primarily related to the acquisition of Optics Balzers in third quarter of 2020. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $1.6 million and $1.5 million in the first six months of 2021 and 2020, respectively.

Income tax expense for the first half of 2021 was $6.7 million, compared to $0.4 million in the first half of 2020. The effective tax rate for the first half of 2021 and 2020 was 16.3% and 16.0%, respectively. The effective tax rate for the first six months of both 2021 and 2020 was lower than the statutory tax rate primarily due to the impact of percentage depletion and research and development credits. The effective tax rate for the first six months of 2021 included a net discrete income tax benefit of $0.5 million, primarily related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first six months of 2020 included a net discrete income tax expense of $0.8 million, primarily related to an impairment of goodwill. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2021 and 2020 is as follows:

	Second Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(Thousands)	2021	2020	2021	2020
Net sales
Performance Alloys and Composites	$125,294	$101,614	$239,437	$200,681
Advanced Materials	213,114	150,108	417,758	310,273
Precision Optics	32,591	19,746	68,190	38,460
Other	—	—	—	—
Total	$370,999	$271,468	$725,385	$549,414

Less: pass-through metal costs
Performance Alloys and Composites	$16,696	$11,858	$30,007	$27,210
Advanced Materials	146,214	97,944	287,909	203,616
Precision Optics	9	1,968	43	3,693
Other	193	630	957	1,856
Total	$163,112	$112,400	$318,916	$236,375

Value-added sales
Performance Alloys and Composites	$108,598	$89,756	$209,430	$173,471
Advanced Materials	66,900	52,164	129,849	106,657
Precision Optics	32,582	17,778	68,147	34,767
Other	(193)	(630)	(957)	(1,856)
Total	$207,887	$159,068	$406,469	$313,039
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
Performance Alloys and Composites
Second Quarter

	Second Quarter Ended
	July 2,	June 26,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$125,294	$101,614	$23,680	23%
Value-added sales	108,598	89,756	18,842	21%
Operating profit	17,314	6,824	10,490	154%
Net sales from the Performance Alloys and Composites segment of $125.3 million in the second quarter of 2021 increased 23% compared to net sales of $101.6 million in the second quarter of 2020. The increase was due to sales related to our new precision clad engineered strip project, as well as increased sales into the automotive and industrial end markets. Value-added sales of $108.6 million in the second quarter of 2021 were 21% higher than value-added sales of $89.8 million in the second quarter of 2020.
Performance Alloys and Composites generated operating profit of $17.3 million in the second quarter of 2021 compared to $6.8 million in the second quarter of 2020. The increase in operating profit was primarily due to increased sales volumes and improved operating performance. Operating profit for the second quarter of 2020 included restructuring charges of $2.4 million related to the closure of our Warren, Michigan and Fremont, California facilities.
Six Months

	Six Months Ended
	July 2,	June 26,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$239,437	$200,681	$38,756	19%
Value-added sales	209,430	173,471	35,959	21%
Operating profit	30,805	10,347	20,458	198%
Net sales from the Performance Alloys and Composites segment of $239.4 million in the first six months of 2021 increased 19% compared to net sales of $200.7 million in the first six months of 2020. The increase was due to sales related to our new precision clad engineered strip project, as well as increased sales into the automotive and aerospace and defense end markets. Value-added sales of $209.4 million in the first six months of 2021 were 21% higher than value-added sales of $173.5 million in the first six months of 2020.
Performance Alloys and Composites generated operating profit of $30.8 million in the first six months of 2021 compared to $10.3 million in the first six months of 2020. The increase in operating profit was primarily due to increased sales volumes. Operating profit for the first half of 2020 included restructuring charges of $4.6 million related to the closure of our Warren, Michigan and Fremont, California facilities.

Advanced Materials
Second Quarter

	Second Quarter Ended
	July 2,	June 26,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$213,114	$150,108	63,006	42%
Value-added sales	66,900	52,164	14,736	28%
Operating profit	8,333	4,653	3,680	79%
Net sales from the Advanced Materials segment of $213.1 million in the second quarter of 2021 were 42% higher than net sales of $150.1 million in the second quarter of 2020. The increase in net sales was primarily due to increased sales volumes, as well as the impact of higher pass-through metal prices of $20.8 million.
Value-added sales of $66.9 million in the second quarter of 2021 increased 28% compared to value-added sales of $52.2 million in the second quarter of 2020. The increase was primarily driven by increased value-added sales into the semiconductor end market.
The Advanced Materials segment generated operating profit of $8.3 million in the second quarter of 2021 compared to $4.7 million in the second quarter of 2020. The increase in operating profit is due to increased sales volumes, as well as improved operating performance.

Six Months

	Six Months Ended
	July 2,	June 26,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$417,758	$310,273	107,485	35%
Value-added sales	129,849	106,657	23,192	22%
Operating profit	17,266	9,703	7,563	78%
Net sales from the Advanced Materials segment of $417.8 million in the first six months of 2021 were 35% higher than net sales of $310.3 million in the first six months of 2020. The increase in net sales was primarily due to increased sales volumes, as well as the impact of higher pass-through metal prices of $39.8 million.
Value-added sales of $129.8 million in the first half of 2021 increased 22% compared to value-added sales of $106.7 million in the first half of 2020. The increase was primarily driven by increased value-added sales into the semiconductor end market.
The Advanced Materials segment generated operating profit of $17.3 million in the first half of 2021 compared to $9.7 million in the first half of 2020. The increase in operating profit is due to increased sales volumes, as well as improved operating performance.

Precision Optics
Second Quarter

(Thousands)	Second Quarter Ended
	July 2,	June 26,	$	%
	2021	2020	Change	Change
Net sales	$32,591	$19,746	12,845	65%
Value-added sales	32,582	17,778	14,804	83%
Operating profit	2,626	2,091	535	26%
Net sales from the Precision Optics segment of $32.6 million in the second quarter of 2021 increased 65% compared to net sales of $19.7 million in the second quarter of 2020. The increase was primarily due to sales attributable to our Optics Balzers acquisition, partially offset by no sales related to our LAC reporting unit, whose closure was finalized in the first quarter of 2021. In addition the base business increased slightly compared to the same period last year.
Value-added sales of $32.6 million in the second quarter of 2021 increased 83% compared to value-added sales of $17.8 million in the second quarter of 2020. The increase in value-added sales was due to the same factors driving the increase in net sales.
The Precision Optics segment generated an operating profit of $2.6 million in the second quarter of 2021, compared to an operating profit of $2.1 million in the second quarter of 2020. The increase was driven by our Optics Balzers acquisition.

Six Months

(Thousands)	Six Months Ended
	July 2,	June 26,	$	%
	2021	2020	Change	Change
Net sales	$68,190	$38,460	29,730	77%
Value-added sales	68,147	34,767	33,380	96%
Operating profit (loss)	7,184	(7,501)	14,685	NM
NM = Not Meaningful
Net sales from the Precision Optics segment of $68.2 million in the first half of 2021 increased 77% compared to net sales of $38.5 million in the first half of 2020. The increase was primarily due to sales attributable to our Optics Balzers acquisition, partially offset by lower sales related to our LAC reporting unit, whose closure was finalized in the first quarter of 2021.
Value-added sales of $68.1 million in the first half of 2021 increased 96% compared to value-added sales of $34.8 million in the first half of 2020. The increase in value-added sales was due to the same factors driving the increase in net sales.
The Precision Optics segment generated an operating profit of $7.2 million in the first six months of 2021, compared to an operating loss of $7.5 million in the first six months of 2020. The operating profit in the first six months of 2021 was driven by our Optics Balzers acquisition. The operating loss in the first six months of 2020 included impairment charges of $10.8 million related to our LAC reporting unit.

Other
Second Quarter

(Thousands)	Second Quarter Ended
	July 2,	June 26,	$	%
	2021	2020	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(193)	(630)	437	(69)%
Operating loss	(7,550)	(5,997)	(1,553)	26%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $7.6 million in the second quarter of 2021 compared to $6.0 million in the second quarter of 2020. Corporate costs accounted for 4% of Company-wide value-added sales in the second quarter of both 2021 and 2020. The increase in corporate costs in the second quarter of 2021 compared to the second quarter of 2020 is primarily related to increased variable compensation expenses.

Six Months

(Thousands)	Six Months Ended
	July 2,	June 26,	$	%
	2021	2020	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(957)	(1,856)	899	(48)%
Operating loss	(14,814)	(10,546)	(4,268)	40%
Corporate costs were $14.8 million in the first half of 2021 compared to $10.5 million in the first half of 2020. Corporate costs accounted for 4% and 3% of Company-wide value-added sales in the first half of 2021 and 2020, respectively. The increase in corporate costs in the first half of 2021 compared to the first half of 2020 is primarily related to increased variable compensation expenses.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	July 2,	June 26,	$
(Thousands)	2021	2020	Change
Net cash provided by operating activities	$44,065	$36,433	$7,632
Net cash used in investing activities	(57,109)	(32,001)	(25,108)
Net cash provided by financing activities	11,522	135,573	(124,051)
Effects of exchange rate changes	(11)	56	(67)
Net change in cash and cash equivalents	$(1,533)	$140,061	$(141,594)
Net cash provided by operating activities totaled $44.1 million in the first six months of 2021 versus $36.4 million in the prior-year period. The increase in operating cash flow was primarily due to increased net income of $32.7 million, partially offset by a usage in working capital change of $5.4 million discussed below and less unearned income due to customer prepayments of $18.7 million.
The following table displays the impact of working capital items on cash during the first six months of 2021 and 2020, respectively:

	Six Months Ended
	July 2,	June 26,	$
(Thousands)	2021	2020	Change
Cash provided (used):
Accounts receivable	$(13,941)	$5,331	$(19,272)
Inventory	(40,651)	(18,446)	(22,205)
Accounts payable and accrued expenses	28,403	(7,634)	36,037
Cash used in working capital items	$(26,189)	$(20,749)	$(5,440)
Three-month trailing days sales outstanding was approximately 42 days at July 2, 2021 and 41 days at December 31, 2020.
Net cash used in investing activities was $57.1 million in the first six months of 2021 compared to $32.0 million in the prior-year period due to increased capital expenditures, primarily related to investments in new equipment funded by customer prepayments. See Note J to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2021, the Company expects payments for property, plant, and equipment to be approximately $100.0 million.
Net cash provided by financing activities totaled $11.5 million in the first six months of 2021 and $135.6 million in the comparable prior-year period. The decrease is primarily due to decreased net borrowings of $127.5 million under our revolving credit facility in the first six months of 2021, partially offset by no repurchases of common stock in the first six months of 2021 compared to $6.8 million in the first six months of 2020.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions. At July 2, 2021, cash and cash equivalents held by our foreign operations totaled $22.5 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of July 2, 2021 and December 31, 2020 is as follows:

	July 2,	December 31,
(Thousands)	2021	2020
Cash and cash equivalents	$24,345	$25,878
Total outstanding debt	59,273	38,506
Net debt	$(34,928)	$(12,628)
Available borrowing capacity	$272,989	$245,772
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
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or a prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of July 2, 2021. Cash on hand does not affect the covenants or the borrowing capacity under our debt agreements.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022, which replaced the consignment agreement that would have matured on September 30, 2019. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $93.7 million as of July 2, 2021, compared to $50.0 million as of December 31, 2020. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the second quarter or first six months of 2021. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.5 million and $4.8 million on our common stock in the second quarter and first six months of 2021, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $456.3 million and $400.0 million as of July 2, 2021 and December 31, 2020, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of July 2, 2021. For additional information on our contractual obligations, refer to our 2020 Annual Report on Form 10-K.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of July 2, 2021 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of July 2, 2021.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of July 2, 2021, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases. During 2020, one beryllium case was filed. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages. A co-defendent, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the denial of the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

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

Other Claims
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, among other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. The case is currently in the preliminary stages. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended July 2, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3 through May 7, 2021	1,680	$72.94	—	$8,316,239
May 8 through June 4, 2021	621	77.50	—	8,316,239
June 5 through July 2, 2021	163	76.78	—	8,316,239
Total	2,464	$74.34	—	$8,316,239

(1)	Includes 1,680, 621, and 163 shares surrendered to the Company in April, May, and June, respectively, by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)	On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended July 2, 2021, the Company did not repurchase any shares under this program. As of July 2, 2021, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended July 2, 2021*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: August 3, 2021
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)