Form 10-Q
period 2021-10-01
MATERION Corp
filed 2021-11-02
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at October 1, 2021: 20,439,191.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	October 1, 2021	September 25, 2020*	October 1, 2021	September 25, 2020*
Net sales	$388,028	$287,171	$1,113,413	$836,585
Cost of sales	313,715	241,860	902,723	699,749
Gross margin	74,313	45,311	210,690	136,836
Selling, general, and administrative expense	43,195	35,696	118,031	99,292
Research and development expense	6,354	5,417	19,164	14,104
Goodwill impairment charges	—	—	—	9,053
Asset impairment charges	—	—	—	1,713
Restructuring (income) expense	—	2,593	(378)	7,144
Other—net	3,604	2,221	12,272	4,143
Operating profit (loss)	21,160	(616)	61,601	1,387
Other non-operating income—net	(1,279)	(1,076)	(3,832)	(2,871)
Interest expense—net	861	1,334	2,480	2,839
Income (Loss) before income taxes	21,578	(874)	62,953	1,419
Income tax expense (benefit)	3,422	(6,345)	10,162	(5,977)
Net income	$18,156	$5,471	$52,791	$7,396
Basic earnings per share:
Net income per share of common stock	$0.89	$0.27	$2.59	$0.36
Diluted earnings per share:
Net income per share of common stock	$0.88	$0.27	$2.56	$0.36
Weighted-average number of shares of common stock outstanding:
Basic	20,439	20,325	20,414	20,342
Diluted	20,657	20,592	20,659	20,595
*Amounts for the periods ended September 25, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(Thousands)	2021	2020*	2021	2020*
Net income	$18,156	$5,471	$52,791	$7,396
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,029)	3,076	(7,693)	3,369
Derivative and hedging activity, net of tax	439	(315)	1,411	(822)
Pension and post-employment benefit adjustment, net of tax	121	29	368	134
Other comprehensive (loss) income	(1,469)	2,790	(5,914)	2,681
Comprehensive income	$16,687	$8,261	$46,877	$10,077
*Amounts for the periods ended September 25, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 1,	Dec. 31,
(Thousands)	2021	2020
Assets
Current assets
Cash and cash equivalents	$18,009	$25,878
Accounts receivable, net	190,601	166,447
Inventories, net	311,745	250,778
Prepaid and other current assets	36,138	20,896
Total current assets	556,493	463,999
Deferred income taxes	1,908	3,134
Property, plant, and equipment	1,069,592	998,312
Less allowances for depreciation, depletion, and amortization	(715,158)	(688,626)
Property, plant, and equipment, net	354,434	309,686
Operating lease, right-of-use assets	56,556	62,089
Intangible assets, net	49,012	54,672
Other assets	23,269	19,364
Goodwill	140,990	144,916
Total Assets	$1,182,662	$1,057,860
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$529	$1,937
Accounts payable	71,576	55,640
Salaries and wages	37,168	18,809
Other liabilities and accrued items	54,749	40,887
Income taxes	439	1,898
Unearned revenue	8,308	7,713
Total current liabilities	172,769	126,884
Other long-term liabilities	17,572	17,002
Operating lease liabilities	52,177	56,761
Finance lease liabilities	17,285	20,539
Retirement and post-employment benefits	39,216	41,877
Unearned income	93,061	86,761
Deferred income taxes	14,118	15,864
Long-term debt	79,036	36,542
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both October 1st and December 31st)	269,716	258,642
Retained earnings	676,527	631,058
Common stock in treasury	(208,952)	(199,187)
Accumulated other comprehensive loss	(44,553)	(38,639)
Other equity	4,690	3,756
Total shareholders' equity	697,428	655,630
Total Liabilities and Shareholders’ Equity	$1,182,662	$1,057,860

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 1,	September 25,
(Thousands)	2021	2020*
Cash flows from operating activities:
Net income	$52,791	$7,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	32,478	32,042
Amortization of deferred financing costs in interest expense	546	547
Stock-based compensation expense (non-cash)	4,924	3,989
Deferred income tax benefit	(263)	(5,981)
Impairment charges	—	10,766
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(26,041)	13,899
Inventory	(62,353)	(6,414)
Prepaid and other current assets	(7,020)	(686)
Accounts payable	14,863	6,281
Accrued expenses	20,451	(16,040)
Unearned revenue	650	(298)
Interest and taxes payable	(1,504)	143
Unearned income due to customer prepayments	9,022	40,385
Other-net	1,974	(6,585)
Net cash provided by operating activities	40,518	79,444
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	—	(130,715)
Payments for purchase of property, plant, and equipment	(77,640)	(46,285)
Proceeds from settlement of currency exchange contract	—	3,249
Proceeds from sale of property, plant, and equipment	686	35
Net cash used in investing activities	(76,954)	(173,716)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	43,010	120,000
Repayment of long-term debt	(1,803)	(16,357)
Principal payments under finance lease obligations	(2,152)	(1,440)
Cash dividends paid	(7,243)	(6,920)
Repurchase of common stock	—	(6,766)
Payments of withholding taxes for stock-based compensation awards	(3,033)	(2,212)
Net cash provided by financing activities	28,779	86,305
Effects of exchange rate changes	(212)	714
Net change in cash and cash equivalents	(7,869)	(7,253)
Cash and cash equivalents at beginning of period	25,878	125,007
Cash and cash equivalents at end of period	$18,009	$117,754
*Amounts for the period ended September 25, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings*	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total*
Balance at July 2, 2021	20,438	(6,710)	$268,205	$660,851	$(208,854)	$(43,084)	$4,583	$681,701
Net income	—	—	—	18,156	—	—	—	18,156
Other comprehensive income	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends declared ($0.12 per share)	—	—	—	(2,452)	—	—	—	(2,452)
Stock-based compensation activity	—	—	1,458	(28)	(18)	—	—	1,412
Payments of withholding taxes for stock-based compensation awards	—	—	—	—	(12)	—	—	(12)
Directors’ deferred compensation	1	1	53	—	(68)	—	107	92
Balance at October 1, 2021	20,439	(6,709)	$269,716	$676,527	$(208,952)	$(44,553)	$4,690	$697,428

Balance at June 26, 2020	20,322	(6,826)	$256,756	$622,219	$(198,726)	$(45,571)	$3,678	$638,356
Net income	—	—	—	5,471	—	—	—	5,471
Other comprehensive income	—	—	—	—	—	2,790	—	2,790
Cash dividends declared ($0.115 per share)	—	—	—	(2,338)	—	—	—	(2,338)
Stock-based compensation activity	7	7	235	19	(231)	—	—	23
Payments of withholding taxes for stock-based compensation awards	(3)	(3)	—	—	(187)	—	—	(187)
Directors’ deferred compensation	1	1	28	—	(41)	—	70	57
Balance at September 25, 2020	20,327	(6,821)	$257,019	$625,371	$(199,185)	$(42,781)	$3,748	$644,172

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings*	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total*
Balance at December 31, 2020	20,328	(6,820)	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	52,791	—	—	—	52,791
Other comprehensive loss	—	—	—	—	—	(5,914)	—	(5,914)
Cash dividends declared ($0.355 per share)	—	—	—	(7,243)	—	—	—	(7,243)
Stock-based compensation activity	152	152	10,932	(79)	(5,929)	—	—	4,924
Payments of withholding taxes for stock-based compensation awards	(45)	(45)	—	—	(3,033)	—	—	(3,033)
Directors’ deferred compensation	4	4	142	—	(803)	—	934	273
Balance at October 1, 2021	20,439	(6,709)	$269,716	$676,527	$(208,952)	$(44,553)	$4,690	$697,428

Balance at December 31, 2019	20,404	(6,744)	$249,674	$624,954	$(186,845)	$(45,462)	$3,422	$645,743
Net income	—	—	—	7,396	—	—	—	7,396
Other comprehensive loss	—	—	—	—	—	2,681	—	2,681
Cash dividends declared ($0.34 per share)	—	—	—	(6,920)	—	—	—	(6,920)
Stock-based compensation activity	117	117	7,272	(59)	(3,133)	—	—	4,080
Payments of withholding taxes for stock-based compensation awards	(39)	(39)	—	—	(2,212)	—	—	(2,212)
Repurchase of shares	(158)	(158)	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	3	3	73	—	(229)	—	326	170
Balance at September 25, 2020	20,327	(6,821)	$257,019	$625,371	$(199,185)	$(42,781)	$3,748	$644,172
*Amounts for the periods ended September 25, 2020 have been adjusted to reflect the change in inventory accounting method, as described in Note A to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.

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

Change in Accounting Principle: During the fourth quarter of 2020, the Company elected to change its method for valuing its inventories at locations that previously used the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method is preferable as it improves comparability with its most similar peers, it more closely resembles the physical flow of its inventory (i.e., it provides better matching of revenues and expenses), and it results in uniformity across a significant majority of the Company’s inventory. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheet as of September 25, 2020 and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three and nine months ended September 25, 2020 were adjusted as necessary. For further information, refer to the Company's 2020 Annual Report on Form 10-K.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following tables reflect the impact to the financial statement line items as a result of the change in accounting principle for the prior periods presented in the accompanying financial statements:

Consolidated Statement of Income

(Thousands except per share amounts)
	Third Quarter Ended			Nine Months Ended
	September 25, 2020			September 25, 2020
Selected Items	As Reported	As Adjusted	Adjustment	As Reported	As Adjusted	Adjustment
Cost of sales	$240,531	$241,860	$1,329	$696,280	$699,749	$3,469
Gross margin	46,640	45,311	(1,329)	140,305	136,836	(3,469)
Operating profit (loss)	713	(616)	(1,329)	4,856	1,387	(3,469)
Income (Loss) before income taxes	455	(874)	(1,329)	4,888	1,419	(3,469)
Income tax benefit	(6,041)	(6,345)	(304)	(5,183)	(5,977)	(794)
Net income	6,496	5,471	(1,025)	10,071	7,396	(2,675)
Basic earnings per share:
Net income per share of common stock	$0.32	$0.27	$(0.05)	$0.50	$0.36	$(0.14)
Diluted earnings per share:
Net income per share of common stock	$0.32	$0.27	$(0.05)	$0.49	$0.36	$(0.13)

Consolidated Statement of Comprehensive Income

(Thousands)
	Third Quarter Ended			Nine Months Ended
	September 25, 2020			September 25, 2020
Selected Items	As Reported	As Adjusted	Adjustment	As Reported	As Adjusted	Adjustment
Net income	$6,496	$5,471	$(1,025)	$10,071	$7,396	$(2,675)
Comprehensive income	9,286	8,261	(1,025)	12,752	10,077	(2,675)

Consolidated Statement of Cash Flows

(Thousands)
	Nine Months Ended
	September 25, 2020
Selected Items	As Reported	As Adjusted	Adjustment
Net income	$10,071	$7,396	$(2,675)
Deferred income tax benefit	(5,187)	(5,981)	(794)
Increase in inventory	(9,883)	(6,414)	3,469

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
On July 17, 2020, the Company completed the acquisition of Optics Balzers AG (Optics Balzers), an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of $22.5 million of debt. The transaction was funded with cash on hand. Based on the fair value of assets acquired and liabilities assumed, goodwill of $70.8 million and identifiable intangible assets of $49.3 million were recorded. Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in the Company's Precision Optics segment and the results of Optics Balzers are not material to the Company's Consolidated Financial Statements. No material measurement period adjustments have been recorded during the third quarter or first nine months of 2021, and as of October 1, 2021, the purchase price allocation is complete.

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
Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
Third Quarter 2021
Net sales	$136,096	$220,723	$31,209	$—	$388,028
Intersegment sales	32	3,036	—	—	3,068
Operating profit (loss)	20,928	9,281	3,329	(12,378)	21,160
Third Quarter 2020
Net sales	$91,203	$165,582	$30,386	$—	$287,171
Intersegment sales	—	6,602	—	—	6,602
Operating (loss) profit	(437)	5,749	1,421	(7,349)	(616)

First Nine Months 2021
Net sales	$375,533	$638,481	$99,399	$—	$1,113,413
Intersegment sales	47	8,908	—	—	8,955
Operating profit (loss)	51,733	26,547	10,513	(27,192)	61,601
First Nine Months 2020
Net sales	$291,884	$475,855	$68,846	$—	$836,585
Intersegment sales	2	24,790	—	—	24,792
Operating profit (loss)	9,910	15,452	(6,080)	(17,895)	1,387

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2021 and 2020:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
Third Quarter 2021
End Market
Semiconductor	$3,163	$173,689	$630	$—	$177,482
Industrial	31,521	10,479	8,296	—	50,296
Aerospace and defense	19,129	1,622	5,652	—	26,403
Consumer electronics	9,717	530	7,788	—	18,035
Automotive	28,922	1,719	2,571	—	33,212
Energy	7,524	27,081	—	—	34,605
Telecom and data center	14,980	31	—	—	15,011
Other	21,140	5,572	6,272	—	32,984
Total	$136,096	$220,723	$31,209	$—	$388,028

Third Quarter 2020
End Market
Semiconductor	$983	$131,380	$1,008	$—	$133,371
Industrial	21,630	9,967	4,976	—	36,573
Aerospace and defense	14,740	1,687	4,867	—	21,294
Consumer electronics	11,074	78	6,550	—	17,702
Automotive	14,077	1,477	1,059	—	16,613
Energy	5,825	16,693	—	—	22,518
Telecom and data center	10,452	500	—	—	10,952
Other	12,422	3,800	11,926	—	28,148
Total	$91,203	$165,582	$30,386	$—	$287,171

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
First Nine Months 2021
End Market
Semiconductor	$5,966	$495,718	$1,664	$—	$503,348
Industrial	85,815	33,756	23,305	—	142,876
Aerospace and defense	60,221	4,680	17,825	—	82,726
Consumer electronics	30,483	961	24,212	—	55,656
Automotive	78,195	5,145	6,871	—	90,211
Energy	16,541	78,487	—	—	95,028
Telecom and data center	39,348	140	—	—	39,488
Other	58,964	19,594	25,522	—	104,080
Total	$375,533	$638,481	$99,399	$—	$1,113,413

First Nine Months 2020
End Market
Semiconductor	$3,426	$376,107	$1,251	$—	$380,784
Industrial	68,801	26,748	10,647	—	106,196
Aerospace and defense	46,898	4,764	14,095	—	65,757
Consumer electronics	35,725	216	13,496	—	49,437
Automotive	48,656	4,743	1,083	—	54,482
Energy	16,844	49,488	—	—	66,332
Telecom and data center	33,027	2,158	—	—	35,185
Other	38,507	11,631	28,274	—	78,412
Total	$291,884	$475,855	$68,846	$—	$836,585
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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at October 1, 2021. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at October 1, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $81.0 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	October 1, 2021	December 31, 2020	$ change	% change
Accounts receivable, trade	$176,766	$156,821	$19,945	13%
Unbilled receivables	12,450	8,832	3,618	41%
Unearned revenue	8,308	7,713	595	8%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during the first nine months of 2021.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $5.6 million of the December 31, 2020 unearned amounts as revenue during the first nine months of 2021.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net

Other-net for the third quarter and first nine months of 2021 and 2020 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(Thousands)	2021	2020	2021	2020
Metal consignment fees	$2,243	$2,317	$6,857	$6,583
Amortization of intangible assets	1,283	907	3,461	1,201
Foreign currency loss (gain)	380	(1,029)	1,596	(3,577)
Net loss (gain) on disposal of fixed assets	81	19	(283)	74
Other items	(383)	7	641	(138)
Total	$3,604	$2,221	$12,272	$4,143

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
Remaining severance payments are immaterial and reflected in Salaries and wages in the Consolidated Balance Sheet as of October 1, 2021. Any additional costs related to the closure of this business are expected to be immaterial.

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
Note G — Income Taxes

The Company's effective tax rate for the third quarter of 2021 and 2020 was 15.9% and 726.0%, respectively, and 16.1% and (421.2)% in the first nine months of 2021 and 2020, respectively. The effective tax rate for each period in 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits, and the foreign derived intangible income deduction. The effective tax rate for the third quarter of 2020 was higher than the statutory tax rate primarily due to the release of a significant valuation allowance, which generated a tax benefit on a loss for the period. The effective tax rate for the first nine months of 2020 was lower than the statutory tax rate primarily due to the release of a significant valuation allowance, which generated a tax benefit on income for the period. The effective tax rate for the first nine months of 2021 included a net discrete income tax benefit of $0.9 million, primarily related to excess tax benefits from stock-based compensation awards and return to provision adjustments recorded. The effective tax rate for the first nine months of 2020 included a net discrete income tax benefit of $3.8 million, primarily related to the release of a valuation allowance.

Given the Company’s recent history of foreign earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held by its German subsidiaries will be reversed. The reversal would result in an income tax benefit for the quarterly and annual period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(Thousands, except per share amounts)	2021	2020	2021	2020
Numerator for basic and diluted EPS:
Net income	$18,156	$5,471	$52,791	$7,396
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,439	20,325	20,414	20,342
Effect of dilutive securities:
Stock appreciation rights	72	46	73	39
Restricted stock units	94	77	113	90
Performance-based restricted stock units	52	144	59	124
Diluted potential common shares	218	267	245	253
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,657	20,592	20,659	20,595
Basic EPS	$0.89	$0.27	$2.59	$0.36
Diluted EPS	$0.88	$0.27	$2.56	$0.36
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 55,598 and 114,335 for the quarters ended October 1, 2021 and September 25, 2020, respectively and 56,319 and 164,447 for the nine months ended October 1, 2021 and September 25, 2020, respectively. These securities are primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	October 1,	December 31,
(Thousands)	2021	2020
Raw materials and supplies	$79,937	$42,905
Work in process	179,616	156,093
Finished goods	52,192	51,780
Inventories, net	$311,745	$250,778
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $452.9 million and $400.0 million as of October 1, 2021 and December 31, 2020, respectively. Amounts for the year ended December 31, 2020 have been revised to reflect a $44.6 million reclassification out of work in process and into finished goods inventory.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note J — Customer Prepayments

The Company entered into investment and master supply agreements with a customer to procure equipment to manufacture product for the customer. The customer is providing prepayments to the Company in the amount of approximately $70 million in the aggregate to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when commercial production of the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, as of October 1, 2021 and December 31, 2020, $67.9 million and $58.8 million, respectively, of prepayments were classified as Unearned income in the Consolidated Balance Sheet, of which $1.0 million and $9.0 million, respectively, was received during the third quarter and first nine months of 2021.

Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit credit for the third quarter and first nine months of 2021 and 2020 for the domestic pension plans (which include the defined benefit pension plan and the supplemental retirement plans) and the domestic retiree medical plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	October 1,	September 25,	October 1,	September 25,
(Thousands)	2021	2020	2021	2020
Components of net periodic benefit (credit) cost
Service cost	$—	$—	$20	$14
Interest cost	986	1,215	29	53
Expected return on plan assets	(2,234)	(2,206)	—	—
Amortization of prior service cost (benefit)	—	—	(374)	(374)
Amortization of net loss (gain)	418	284	(69)	(83)
Total net benefit (credit) cost	$(830)	$(707)	$(394)	$(390)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(Thousands)	2021	2020	2021	2020
Components of net periodic benefit (credit) cost
Service cost	$—	$—	$60	$45
Interest cost	2,959	3,644	87	160
Expected return on plan assets	(6,702)	(6,616)	—	—
Amortization of prior service cost (benefit)	—	—	(1,123)	(1,123)
Amortization of net loss (gain)	1,253	852	(206)	(249)
Net periodic benefit (credit) cost	$(2,490)	$(2,120)	$(1,182)	$(1,167)
Settlements	—	94	—	—
Total net benefit (credit) cost	$(2,490)	$(2,026)	$(1,182)	$(1,167)
The Company did not make any contributions to its domestic defined benefit plan in the third quarter or first nine months of 2021 or 2020.
The Company reports the service cost component of net periodic benefit credit in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit credit in Other non-operating (income) expense.
In May 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
froze the pay and service amounts used to calculate pension benefits for active participants in the pension plan as of January 1, 2020.

Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2021 and 2020 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at July 2, 2021	$1,603	$186	$—	$1,789	$(43,226)	$(1,647)	$(43,084)
Other comprehensive income (loss) before reclassifications	625	30	8	663	—	(2,029)	(1,366)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(83)	(8)	(93)	114	—	21
Net current period other comprehensive (loss) income before tax	623	(53)	—	570	114	(2,029)	(1,345)
Deferred taxes	143	(12)	—	131	(7)	—	124
Net current period other comprehensive (loss) income after tax	480	(41)	—	439	121	(2,029)	(1,469)
Balance at October 1, 2021	$2,083	$145	$—	$2,228	$(43,105)	$(3,676)	$(44,553)

Balance at June 26, 2020	$1,065	$(779)	$104	$390	$(41,241)	$(4,720)	$(45,571)
Other comprehensive (loss) income before reclassifications	(520)	(617)	182	(955)	—	3,076	2,121
Amounts reclassified from accumulated other comprehensive income (loss)	191	710	(353)	548	(11)	—	537
Net current period other comprehensive (loss) income before tax	(329)	93	(171)	(407)	(11)	3,076	2,658
Deferred taxes	(76)	22	(38)	(92)	(40)	—	(132)
Net current period other comprehensive (loss) income after tax	(253)	71	(133)	(315)	29	3,076	2,790
Balance at September 25, 2020	$812	$(708)	$(29)	$75	$(41,212)	$(1,644)	$(42,781)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2020	$519	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive income (loss) before reclassifications	1,893	532	2,444	4,869	—	(7,693)	(2,824)
Amounts reclassified from accumulated other comprehensive income (loss)	138	(122)	(3,049)	(3,033)	348	—	(2,685)
Net current period other comprehensive (loss) income before tax	2,031	410	(605)	1,836	348	(7,693)	(5,509)
Deferred taxes	467	95	(137)	425	(20)	—	405
Net current period other comprehensive (loss) income after tax	1,564	315	(468)	1,411	368	(7,693)	(5,914)
Balance at October 1, 2021	$2,083	$145	$—	$2,228	$(43,105)	$(3,676)	$(44,553)

Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive (loss) income before reclassifications	(863)	(1,851)	(170)	(2,884)	—	3,369	485
Amounts reclassified from accumulated other comprehensive income (loss)	198	1,519	100	1,817	34	—	1,851
Net current period other comprehensive (loss) income before tax	(665)	(332)	(70)	(1,067)	34	3,369	2,336
Deferred taxes	(153)	(76)	(16)	(245)	(100)	—	(345)
Net current period other comprehensive (loss) income after tax	(512)	(256)	(54)	(822)	134	3,369	2,681
Balance at September 25, 2020	$812	$(708)	$(29)	$75	$(41,212)	$(1,644)	$(42,781)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $1.5 million and $5.3 million in the third quarter and first nine months of 2021, respectively, compared to less than $0.1 million and $4.1 million, respectively, in the same periods of 2020.
The Company granted 52,709 stock appreciation rights (SARs) to certain employees during the first nine months of 2021. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended October 1, 2021 were $68.82 and $20.66, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	0.57%
Dividend yield	0.7%
Volatility	37.6%
Expected term (in years)	4.6
The Company granted 59,818 stock-settled restricted stock units (RSUs) to certain employees and 9,904 to non-employee directors during the first nine months of 2021. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $68.62 and $75.77 for stock-settled RSUs granted to employees and non-employee directors, respectively, during the nine months ended October 1, 2021. RSUs are generally expensed over the vesting period of three years for employees and one year for non-employee directors.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2021. The weighted-average fair value of the stock-settled PRSUs was $83.78 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At October 1, 2021, unamortized compensation cost related to the unvested portion of all stock-based awards was approximately $10.9 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of October 1, 2021 and December 31, 2020:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2021	2020	2021	2020	2021	2020	2021	2020
Financial Assets
Deferred compensation investments	$3,994	$3,802	$3,994	$3,802	$—	$—	$—	$—
Foreign currency forward contracts	1,800	107	—	—	1,800	107	—	—
Precious metal swaps	237	127	—	—	237	127	—	—
Copper swaps	—	632	—	—	—	632	—	—
Total	$6,031	$4,668	$3,994	$3,802	$2,037	$866	$—	$—
Financial Liabilities
Deferred compensation liability	$3,994	$3,802	$3,994	$3,802	$—	$—	$—	$—
Foreign currency forward contracts	128	1,203	—	—	128	1,203	—	—
Precious metal swaps	49	349	—	—	49	349	—	—
Copper swaps	—	27	—	—	—	27	—	—
Total	$4,171	$5,381	$3,994	$3,802	$177	$1,579	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies and metals. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of October 1, 2021 and December 31, 2020. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of October 1, 2021 and December 31, 2020:

	October 1, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$58,289	$914	$62,012	$107
Other liabilities and accrued items	17,735	125	7,695	55
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.7 million of foreign currency gains in the third quarter of 2021 and $0.5 million of foreign currency losses related to derivatives in the first nine months of 2021, compared to $0.4 million and $2.7 million of foreign currency gains in the third quarter and first nine months of 2020, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of October 1, 2021 and December 31, 2020:

	October 1, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$4,786	$109	$—	$—
Foreign currency forward contracts - euro	27,028	720	—	—
Precious metal swaps	4,447	225	2,155	127
Copper swaps	—	—	6,225	632
Total	36,261	1,054	8,380	759

Other assets
Foreign currency forward contracts - yen	327	1	—	—
Foreign currency forward contracts - euro	3,567	56	—	—
Precious metal swaps	541	12	—	—
Total	4,435	69	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	606	3	2,668	59
Foreign currency forward contracts - euro	—	—	17,611	1,089
Precious metal swaps	870	49	4,964	349
Copper swaps	—	—	2,445	27
Total	1,476	52	27,688	1,524

Total	$42,172	$1,071	$36,068	$765

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
All of these contracts were designated and effective as cash flow hedges. The Company expects to relieve substantially the entire balance in OCI as of October 1, 2021 to the Consolidated Statements of Income within the next 15-months. Refer to Note L for additional OCI details.
The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification as of the third quarter and first nine months of 2021 and 2020:

		Third Quarter Ended
(Thousands)		October 2, 2021	September 25, 2020
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(2)	$191
Precious metal swaps	Cost of sales	(83)	710
Copper swaps	Cost of sales	(8)	(353)
Total		$(93)	$548

		Nine Months Ended
(Thousands)		October 1, 2021	September 25, 2020
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$138	$198
Precious metal swaps	Cost of sales	(122)	1,519
Copper swaps	Cost of sales	(3,049)	100
Total		$(3,033)	$1,817

Note P — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note T ("Contingencies and Commitments") in the Company's 2020 Annual Report on Form 10-K.
Two beryllium cases were outstanding as of October 1, 2021. The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.9 million and $5.5 million at October 1, 2021 and December 31, 2020, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note Q — Debt

(Thousands)	October 1, 2021	December 31, 2020
Borrowings under Credit Agreement	$77,010	$34,000
Foreign debt	2,555	3,157
Fixed rate industrial development revenue bonds	—	1,322
Total debt outstanding	79,565	38,479
Current portion of long-term debt	(529)	(1,937)
Long-term debt	$79,036	$36,542

As of October 1, 2021 and December 31, 2020, the Company had $77.0 million and $34.0 million, respectively, outstanding against its revolving credit facility (Credit Agreement) with average interest rates of 1.51% and 1.65% at October 1, 2021 and December 31, 2020, respectively. The remaining borrowing capacity under the revolving credit facility as of October 1, 2021 and December 31, 2020 was $319.4 million and $245.8 million, respectively. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2024. The Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all of its debt covenants as of October 1, 2021.

At October 1, 2021 and December 31, 2020, there was $47.3 million and $48.1 million outstanding against the letters of credit sub-facility, respectively.

Note R — Subsequent Event

On September 19, 2021, the Company entered into a definitive agreement under which it has agreed to acquire the industry-leading electronic materials business of H.C. Starck (HCS) for a purchase price of approximately $380 million in cash, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. Acquisition-related transaction and integration costs totaled $5.3 million in the third quarter of 2021. These costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income. On November 1, 2021, the Company completed the acquisition. The Company financed the purchase price for the HCS acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility entered during October 2021 and $103 million of borrowings under its amended revolving credit facility, which was also extended to expire five years in October 2026. The interest rate for the term loan is based on LIBOR plus a tiered rate determined by the Company's quarterly leverage ratio.

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

On September 19, 2021, the Company entered into a definitive agreement under which it has agreed to acquire the industry-leading electronic materials business of H.C. Starck (HCS) for a purchase price of approximately $380 million in cash, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. Acquisition-related transaction and integration costs totaled $5.3 million in the third quarter of 2021. These costs are included in selling, general, and administrative expenses in the Consolidated Statement of Income. On November 1, 2021, the Company completed the acquisition. The Company financed the purchase price for the HCS acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility entered during October 2021 and $103 million of borrowings under its amended revolving credit facility, which was also extended to expire five years in October 2026. The interest rate for the term loan is based on LIBOR plus a tiered rate determined by the Company's quarterly leverage ratio.
Coronavirus (COVID-19) Third Quarter 2021 Update
The significant macroeconomic impact of the ongoing COVID-19 pandemic impacted several of our end markets throughout 2020 primarily in the first half of the year in the form of reduced demand, particularly in the consumer electronics, automotive, energy, aerospace and defense, and industrial end markets. During the first nine months of 2021, we continued to see improvements in demand as global government-imposed restrictions continued to be lifted and many country vaccination programs gained further momentum. However, the world continues to be impacted by the COVID-19 pandemic and the impact on our operations and the markets we serve is fluid and will depend largely on future developments, including the availability and effectiveness of vaccines globally, new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or mitigate its economic, public health, and other impacts. These developments are constantly evolving and cannot be accurately predicted. We continue to invest in the business, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the course of the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety.

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	October 1,	September 25,	$	%
(Thousands, except per share data)	2021	2020	Change	Change
Net sales	$388,028	$287,171	$100,857	35%
Value-added sales	215,826	164,905	50,921	31%
Gross margin	74,313	45,311	29,002	64%
Gross margin as a % of value-added sales	34%	27%
Selling, general, and administrative (SG&A) expense	43,195	35,696	7,499	21%
SG&A expense as a % of value-added sales	20%	22%
Research and development (R&D) expense	6,354	5,417	937	17%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	—	2,593	(2,593)	n.m.
Other—net	3,604	2,221	1,383	62%
Operating profit (loss)	21,160	(616)	21,776	n.m.
Other non-operating (income)—net	(1,279)	(1,076)	(203)	19%
Interest expense—net	861	1,334	(473)	(35)%
Income (Loss) before income taxes	21,578	(874)	22,452	n.m.
Income tax expense (benefit)	3,422	(6,345)	9,767	n.m.
Net income	$18,156	$5,471	$12,685	232%

Diluted earnings per share	$0.88	$0.27	$0.61	226%
n.m. = not meaningful

Net sales of $388.0 million in the third quarter of 2021 increased $100.9 million from $287.2 million in the third quarter of 2020. Net sales increased in all of our segments primarily due to increased volumes, as well as due to sales attributable to our Optics Balzers acquisition, which was completed during the third quarter of 2020.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $215.8 million in the third quarter of 2021 increased $50.9 million, or 31%, compared to the third quarter of 2020. The increase is primarily driven by increased value-added sales into the semiconductor, industrial, and automotive end markets, as well as value-added sales from our Optics Balzers acquisition.

Gross margin in the third quarter of 2021 was $74.3 million, which was up 64% compared to the third quarter of 2020. Gross margin expressed as a percentage of value-added sales increased to 34% in the third quarter of 2021 from 27% in the third quarter of 2020. The increase was primarily driven by increased sales volumes in the third quarter of 2021, as well as the absence of $7.3 million of mine development costs recorded in the third quarter of 2020.

SG&A expense was $43.2 million in the third quarter of 2021, compared to $35.7 million in the third quarter of 2020. The increase in SG&A expense for the third quarter of 2021 was primarily driven by increased variable compensation expense, as well as costs attributable to our Optics Balzers acquisition. Expressed as a percentage of value-added sales, SG&A expense was 20% and 22% in the third quarter of 2021 and 2020, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the third quarter of both 2021 and 2020.

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

Other-net was $3.6 million of expense in the third quarter of 2021, or a $1.4 million increase from the third quarter of 2020, which was primarily driven by $1.4 million of decreased foreign exchange gains. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $0.9 million and $1.3 million in the third quarter of 2021 and 2020, respectively. The decrease in interest expense is primarily due to reduced borrowings under our revolving credit facility in the third quarter of 2021, compared to the third quarter of 2020.

Income tax expense (benefit) for the third quarter of 2021 was $3.4 million, compared to a $6.3 million benefit in the third quarter of 2020. The effective tax rate for the third quarter of 2021 and 2020 was 15.9% and 726.0%, respectively. The effective tax rate for the third quarter of 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits, and the foreign derived intangible income deduction. The effective tax rate for the third quarter of 2020 was higher than the statutory tax rate primarily due to the release of a significant valuation allowance, which generated a tax benefit on a loss for the period. See Note G to the Consolidated Financial Statements for additional discussion.

Nine Months

	Nine Months Ended
	October 1,	September 25,	$	%
(Thousands, except per share data)	2021	2020	Change	Change
Net sales	$1,113,413	$836,585	$276,828	33%
Value-added sales	622,295	477,944	144,351	30%
Gross margin	210,690	136,836	73,854	54%
Gross margin as a % of value-added sales	34%	29%
SG&A expense	118,031	99,292	18,739	19%
SG&A expense as a % of value-added sales	19%	21%
R&D expense	19,164	14,104	5,060	36%
R&D expense as a % of value-added sales	3%	3%
Impairment charges	—	10,766	(10,766)	(100)%
Restructuring (income) expense	(378)	7,144	(7,522)	n.m.
Other—net	12,272	4,143	8,129	196%
Operating profit	61,601	1,387	60,214	4,341%
Other non-operating (income)—net	(3,832)	(2,871)	(961)	33%
Interest expense—net	2,480	2,839	(359)	(13)%
Income before income taxes	62,953	1,419	61,534	4,336%
Income tax expense (benefit)	10,162	(5,977)	16,139	n.m.
Net income	$52,791	$7,396	$45,395	614%

Diluted earnings per share	$2.56	$0.36	$2.20	611%
n.m. = not meaningful

Net sales of $1.1 billion in the first nine months of 2021 increased $276.8 million from $836.6 million in the first nine months of 2020. Net sales increased in all of our segments primarily due to increased volumes, as well as due to sales attributable to our Optics Balzers acquisition, which was completed during the third quarter of 2020. The change in precious metal and copper prices favorably impacted net sales during the first nine months of 2021 by $42.2 million.

Value-added sales of $622.3 million in the first nine months of 2021 increased $144.4 million, or 30%, compared to the first nine months of 2020. The increase is primarily driven by increased value-added sales into the semiconductor, automotive, industrial, and aerospace and defense end markets, as well as value-added sales from our Optics Balzers acquisition.

Gross margin in the first nine months of 2021 was $210.7 million, which was up 54% compared to the first nine months of 2020. Gross margin expressed as a percentage of value-added sales increased to 34% in the first nine months of 2021 from 29% in the first nine months of 2020. The increase was primarily driven by increased sales volumes in the first nine months of 2021, as well as the absence in 2021 of $7.3 million of mine development costs and a $1.3 million charge to reserve for slow moving and excess inventory related to the collapse in demand in the oil and gas industry, both recorded in the first nine months of 2020.

SG&A expense was $118.0 million in the first nine months of 2021, compared to $99.3 million in the first nine months of 2020. The increase in SG&A expense for the first nine months of 2021 was primarily driven by increased variable compensation expense, as well as costs attributable to our Optics Balzers acquisition. Expressed as a percentage of value-added sales, SG&A expense was 19% and 21% in the first nine months of 2021 and 2020, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the first nine months of both 2021 and 2020.

Impairment charges include non-recurring charges relating to goodwill and other assets recorded in the first nine months of 2020 in our Precision Optics segment.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. During the first quarter of 2021, we substantially completed the closure of our LAC business.

In the first nine months of 2020, we recorded $6.8 million of restructuring charges in our Performance Alloys and Composites segment related to the closure of our Warren, Michigan and Fremont, California facilities. Refer to Note F to the Consolidated Financial Statements for additional discussion.

Other-net was $12.3 million of expense in the first nine months of 2021, or a $8.1 million increase from the first nine months of 2020, which was primarily driven by $3.6 million of foreign exchange gains realized during the first nine months of 2020 compared to $1.6 million of foreign exchange losses realized in the first nine months of 2021, as well as $2.3 million of increased intangible asset amortization expense, both of which were primarily related to the acquisition of Optics Balzers in third quarter of 2020. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $2.5 million and $2.8 million in the first nine months of 2021 and 2020, respectively.

Income tax expense (benefit) for the first nine months of 2021 was $10.2 million of expense, compared to a benefit of $6.0 million in the first nine months of 2020. The effective tax rate for the first nine months of 2021 and 2020 was 16.1% and (421.2)%, respectively. The effective tax rate for the first nine months of 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits, and the foreign derived intangible income deduction. The effective tax rate for the first nine months of 2020 was lower than the statutory tax rate primarily due to the release of a significant valuation allowance, which generated a tax benefit on income for the period. The effective tax rate for the first nine months of 2021 included a net discrete income tax benefit of $0.9 million, primarily related to excess tax benefits from stock-based compensation awards and return to provision adjustments recorded. The effective tax rate for the first nine months of 2020 included a net discrete income tax benefit of $3.8 million, primarily related to the release of a valuation allowance. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2021 and 2020 is as follows:

	Third Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
(Thousands)	2021	2020	2021	2020
Net sales
Performance Alloys and Composites	$136,096	$91,203	$375,533	$291,884
Advanced Materials	220,723	165,582	638,481	475,855
Precision Optics	31,209	30,386	99,399	68,846
Other	—	—	—	—
Total	$388,028	$287,171	$1,113,413	$836,585

Less: pass-through metal costs
Performance Alloys and Composites	$20,929	$9,321	$50,936	$36,531
Advanced Materials	151,019	110,556	438,928	314,172
Precision Optics	—	2,076	43	5,769
Other	254	313	1,211	2,169
Total	$172,202	$122,266	$491,118	$358,641

Value-added sales
Performance Alloys and Composites	$115,167	$81,882	$324,597	$255,353
Advanced Materials	69,704	55,026	199,553	161,683
Precision Optics	31,209	28,310	99,356	63,077
Other	(254)	(313)	(1,211)	(2,169)
Total	$215,826	$164,905	$622,295	$477,944
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
Performance Alloys and Composites
Third Quarter

	Third Quarter Ended
	October 1,	September 25,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$136,096	$91,203	$44,893	49%
Value-added sales	115,167	81,882	33,285	41%
Operating profit (loss)	20,928	(437)	21,365	4,889%
Net sales from the Performance Alloys and Composites segment of $136.1 million in the third quarter of 2021 increased 49% compared to net sales of $91.2 million in the third quarter of 2020. The increase was due to sales related to our new precision clad engineered strip project and the timing of beryllium hydroxide sales, as well as increased sales into the automotive, industrial, and aerospace and defense end markets. Value-added sales of $115.2 million in the third quarter of 2021 were 41% higher than value-added sales of $81.9 million in the third quarter of 2020.
Performance Alloys and Composites generated operating profit of $20.9 million in the third quarter of 2021 compared to an operating loss of $0.4 million in the third quarter of 2020. The increase in operating profit was primarily due to increased sales volumes and improved operating performance. The operating loss for the third quarter of 2020 included $7.3 million of mine development costs, as well as restructuring charges of $2.2 million related to the closure of our Warren, Michigan and Fremont, California facilities.
Nine Months

	Nine Months Ended
	October 1,	September 25,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$375,533	$291,884	$83,649	29%
Value-added sales	324,597	255,353	69,244	27%
Operating profit	51,733	9,910	41,823	422%
Net sales from the Performance Alloys and Composites segment of $375.5 million in the first nine months of 2021 increased 29% compared to net sales of $291.9 million in the first nine months of 2020. The increase was due to sales related to our new precision clad engineered strip project, as well as increased sales into the automotive and industrial end markets. Value-added sales of $324.6 million in the first nine months of 2021 were 27% higher than value-added sales of $255.4 million in the first nine months of 2020.
Performance Alloys and Composites generated operating profit of $51.7 million in the first nine months of 2021 compared to $9.9 million in the first nine months of 2020. The increase in operating profit was primarily due to increased sales volumes. Operating profit for the first nine months of 2020 included $7.3 million of mine development costs, as well as restructuring charges of $6.8 million related to the closure of our Warren, Michigan and Fremont, California facilities.

Advanced Materials
Third Quarter

	Third Quarter Ended
	October 1,	September 25,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$220,723	$165,582	55,141	33%
Value-added sales	69,704	55,026	14,678	27%
Operating profit	9,281	5,749	3,532	61%
Net sales from the Advanced Materials segment of $220.7 million in the third quarter of 2021 were 33% higher than net sales of $165.6 million in the third quarter of 2020. The increase in net sales was primarily due to increased sales volumes in the semiconductor end market, partially offset by the impact of pass-through metal prices of $5.3 million.
Value-added sales of $69.7 million in the third quarter of 2021 increased 27% compared to value-added sales of $55.0 million in the third quarter of 2020. The increase was primarily driven by increased value-added sales into the semiconductor end market.
The Advanced Materials segment generated operating profit of $9.3 million in the third quarter of 2021 compared to $5.7 million in the third quarter of 2020. The increase in operating profit is due to increased sales volumes, as well as improved operating performance.

Nine Months

	Nine Months Ended
	October 1,	September 25,	$	%
(Thousands)	2021	2020	Change	Change
Net sales	$638,481	$475,855	162,626	34%
Value-added sales	199,553	161,683	37,870	23%
Operating profit	26,547	15,452	11,095	72%
Net sales from the Advanced Materials segment of $638.5 million in the first nine months of 2021 were 34% higher than net sales of $475.9 million in the first nine months of 2020. The increase in net sales was primarily due to increased sales volumes, as well as the impact of higher pass-through metal prices of $34.6 million.
Value-added sales of $199.6 million in the first nine months of 2021 increased 23% compared to value-added sales of $161.7 million in the first nine months of 2020. The increase was primarily driven by increased value-added sales into the semiconductor end market.
The Advanced Materials segment generated operating profit of $26.5 million in the first nine months of 2021 compared to $15.5 million in the first nine months of 2020. The increase in operating profit is due to increased sales volumes, as well as improved operating performance.

Precision Optics
Third Quarter

(Thousands)	Third Quarter Ended
	October 1,	September 25,	$	%
	2021	2020	Change	Change
Net sales	$31,209	$30,386	823	3%
Value-added sales	31,209	28,310	2,899	10%
Operating profit	3,329	1,421	1,908	134%
Net sales from the Precision Optics segment of $31.2 million in the third quarter of 2021 increased 3% compared to net sales of $30.4 million in the third quarter of 2020. The increase was primarily due to to a full quarter of sales attributable to our Optics Balzers acquisition compared to only two months in the prior-year same period, partially offset by no sales related to our LAC reporting unit, whose closure was finalized in the first quarter of 2021.
Value-added sales of $31.2 million in the third quarter of 2021 increased 10% compared to value-added sales of $28.3 million in the third quarter of 2020. The increase in value-added sales was due to the same factors driving the increase in net sales.
The Precision Optics segment generated an operating profit of $3.3 million in the third quarter of 2021, compared to an operating profit of $1.4 million in the third quarter of 2020. The increase was driven by our Optics Balzers acquisition.

Nine Months

(Thousands)	Nine Months Ended
	October 1,	September 25,	$	%
	2021	2020	Change	Change
Net sales	$99,399	$68,846	30,553	44%
Value-added sales	99,356	63,077	36,279	58%
Operating profit (loss)	10,513	(6,080)	16,593	NM
NM = Not Meaningful
Net sales from the Precision Optics segment of $99.4 million in the first nine months of 2021 increased 44% compared to net sales of $68.8 million in the first nine months of 2020. The increase was primarily due to sales attributable to our Optics Balzers acquisition, partially offset by lower sales related to our LAC reporting unit, whose closure was finalized in the first quarter of 2021. In addition, sales from our base Precision Optics business increased, compared to the first nine months of 2020.
Value-added sales of $99.4 million in the first nine months of 2021 increased 58% compared to value-added sales of $63.1 million in the first nine months of 2020. The increase in value-added sales was due to the same factors driving the increase in net sales.
The Precision Optics segment generated an operating profit of $10.5 million in the first nine months of 2021, compared to an operating loss of $6.1 million in the first nine months of 2020. The increased operating profit in the first nine months of 2021 was driven by our Optics Balzers acquisition. The operating loss in the first nine months of 2020 included impairment charges of $10.8 million related to our LAC reporting unit.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	October 1,	September 25,	$	%
	2021	2020	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(254)	(313)	59	(19)%
Operating loss	(12,378)	(7,349)	(5,029)	68%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $12.4 million in the third quarter of 2021 compared to $7.3 million in the third quarter of 2020. Corporate costs accounted for 6% and 4% of Company-wide value-added sales in the third quarter of 2021 and 2020, respectively. The increase in corporate costs in the third quarter of 2021 compared to the third quarter of 2020 is primarily related to increased variable compensation expenses, foreign exchange losses in the third quarter of 2021 compared to foreign exchange gains in the third quarter of 2020, as well as increased acquisition costs.

Nine Months

(Thousands)	Nine Months Ended
	October 1,	September 25,	$	%
	2021	2020	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,211)	(2,169)	958	(44)%
Operating loss	(27,192)	(17,895)	(9,297)	52%
Corporate costs were $27.2 million in the first nine months of 2021 compared to $17.9 million in the first nine months of 2020. Corporate costs accounted for 4% of Company-wide value-added sales in the first nine months of both 2021 and 2020. The increase in corporate costs in the first nine months of 2021 compared to the first nine months of 2020 is primarily related to foreign exchange losses in the first nine months of 2021 compared to foreign exchange gains in the first nine months of 2020, as well as increased variable compensation expenses.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	October 1,	September 25,	$
(Thousands)	2021	2020	Change
Net cash provided by operating activities	$40,518	$79,444	$(38,926)
Net cash used in investing activities	(76,954)	(173,716)	96,762
Net cash provided by financing activities	28,779	86,305	(57,526)
Effects of exchange rate changes	(212)	714	(926)
Net change in cash and cash equivalents	$(7,869)	$(7,253)	$(616)
Net cash provided by operating activities totaled $40.5 million in the first nine months of 2021 versus $79.4 million in the prior-year period. The decrease in operating cash flow was primarily due the usage in working capital change of $87.3 million (displayed below) and less unearned income due to customer prepayments of $31.4 million, partially offset by increased net income of $45.4 million.
The following table displays the impact of working capital items on cash during the first nine months of 2021 and 2020, respectively:

	Nine Months Ended
	October 1,	September 25,	$
(Thousands)	2021	2020	Change
Cash provided (used):
Accounts receivable	$(26,041)	$13,899	$(39,940)
Inventory	(62,353)	(6,414)	(55,939)
Accounts payable	14,863	6,281	8,582
Cash (used in) provided by working capital items	$(73,531)	$13,766	$(87,297)
Three-month trailing days sales outstanding was approximately 42 days at October 1, 2021 and 41 days at December 31, 2020.
Net cash used in investing activities was $77.0 million in the first nine months of 2021 compared to $173.7 million in the prior-year period. The decrease is primarily due to $130.7 million paid in the first nine months of 2020 for the acquisition of Optics Balzers, partially offset by increased capital expenditures, primarily related to investments in new equipment funded by customer prepayments. See Note J to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2021, the Company expects payments for property, plant, and equipment to be approximately $100.0 million.
Net cash provided by financing activities totaled $28.8 million in the first nine months of 2021 and $86.3 million in the comparable prior-year period. The decrease is primarily due to decreased net borrowings of $77.0 million under our revolving credit facility in the first nine months of 2021, partially offset by no repurchases of common stock in the first nine months of 2021 compared to $6.8 million in the first nine months of 2020.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions. At October 1, 2021, cash and cash equivalents held by our foreign operations totaled $16.6 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of October 1, 2021 and December 31, 2020 is as follows:

	October 1,	December 31,
(Thousands)	2021	2020
Cash and cash equivalents	$18,009	$25,878
Total outstanding debt	79,565	38,506
Net debt	$(61,556)	$(12,628)
Available borrowing capacity	$319,385	$245,772
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
In September and October 2021, we amended and then amended and restated the agreement governing our $375.0 million revolving credit facility (Credit Agreement) to, among other things, (i) include an increase in the maximum leverage ratio covenant on a temporary basis in connection with the HCS acquisition and permit the incurrence of certain debt in connection with the HCS acquisition, (ii) provide for a $300 million delayed draw term loan facility and (iii) extend the maturity of revolving credit facility to October 2026. We financed the purchase price for the HCS acquisition with the new $300 million term loan and $103 million of borrowings under the amended revolving credit facility. The Credit Agreement provides more favorable interest rates under certain circumstances. In addition, the Credit Agreement provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, certain precious metals and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or a prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and an interest coverage ratio. We were in compliance with all of our debt covenants as of October 1, 2021.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In 2019, we entered into a precious metals consignment agreement, maturing on August 27, 2022. The available and unused capacity under the metal financing lines expiring in August 2022 totaled approximately $97.1 million as of October 1, 2021, compared to $50.0 million as of December 31, 2020. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the third quarter or first nine months of 2021. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.4 million and $7.2 million on our common stock in the third quarter and first nine months of 2021, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $452.9 million and $400.0 million as of October 1, 2021 and December 31, 2020, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of October 1, 2021. For additional information on our contractual obligations, refer to our 2020 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2020 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; our ability to achieve the strategic and other objectives related to the HCS acquisition, included any expected synergies; the global economy, including the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns and sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of the HCS business; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including, without limitation, the HCS acquisition being accretive in the expected timeframe or at all; our success in implementing our strategic plans and the timely and successful completion and start-up of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions on operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of the Company's 2020 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2020 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of October 1, 2021 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of October 1, 2021.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of October 1, 2021, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases. During 2020, one beryllium case was filed. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the denial of the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

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
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended October 1, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3 through August 6, 2021	—	$—	—	$8,316,239
August 7 through September 3, 2021	154	72.37	—	8,316,239
September 4 through October 1, 2021	—	—	—	8,316,239
Total	154	$72.37	—	$8,316,239

(1)	Includes 154 shares surrendered to the Company in August by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)	On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended October 1, 2021, the Company did not repurchase any shares under this program. As of October 1, 2021, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
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

2.1
Share Purchase Agreement, dated as of September 19, 2021, by and among Materion Corporation, HCST Hungary Holding Vagyonkezelő Korlátolt Felelősségű Társaság, H.C. Starck Group GmbH and Opus HoldCo S.à r.l. (filed as Exhibit 2.1 to the Company's Form 8-K filed on September 20, 2021), incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended October 1, 2021*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: November 2, 2021
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)