Form 10-K
period 2021-12-31
MATERION Corp
filed 2022-02-17
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 1, 2021 was $1,552,331,552.
As of January 31, 2022, there were 20,448,226 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; our ability to achieve the strategic and other objectives related to the HCS-Electronic Materials (defined herein) acquisition, including any expected synergies; the global economy, including the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of the HCS-Electronic Materials business; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including, without limitation, the HCS-Electronic Materials acquisition being accretive in the expected timeframe or at all; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal financing fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of this Form 10-K.

Item 1.    BUSINESS

THE COMPANY
Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.5 billion in net sales in 2021. The Company was incorporated in Ohio in 1931. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center.

SEGMENT INFORMATION
Our businesses are organized under four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Optics, and Other. Our Other reportable segment includes unallocated corporate costs. Additional information regarding our segments and business is presented below.
Performance Alloys and Composites
Performance Alloys and Composites (PAC) provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes produced at manufacturing facilities located throughout the United States and Europe and sold through distribution global hubs. This segment operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for its beryllium businesses and external sale. In addition to the products described below, this segment globally provides engineering and product development services to help our customers and partners with product design, including delivering prototype parts and other data to demonstrate that the products will perform under the required design specifications. PAC operates through three global product lines: Advanced Alloys, Specialty Materials, and Performance Solutions, as described below:
•Advanced Alloys manufactures and globally provides to our customers three upstream (primary) product lines: alloyed metals, high-performance beryllium products, and beryllium hydroxide. Alloyed metals are made with copper and/or nickel (with or without beryllium) in ingot, shot, billet, plate, rod, bar, tube forms, and customized shapes. Depending on the application, the materials may provide one or a combination of superior strength, specific strength, wear and corrosion resistance, thermal and electrical conductivity, tribological benefits, and machinability. Applications for alloyed metals products include oil & gas drilling and production components, bearings, bushings, welding electrodes, plastic injection or metal die casting mold tooling, and electrical or electronic connectors. Major end markets for alloyed metals include industrial, automotive, aerospace and defense, energy, and telecom and data center. Alloyed metals competes with companies around the world that produce alloys with similar properties. High performance beryllium products are primarily beryllium metal products, which may also be alloys or other mixtures with aluminum and may be beryllium oxide. The materials are manufactured in billet, ingot, plate, sheet, powder, and customized shape forms. These materials are used in applications that require high stiffness and/or low density or high thermal conductivity and/or high electrical resistance. The properties are provided from the unique combination of material properties, or in applications requiring specific interactions with sub-atomic, high-energy particles, or in applications requiring strong affinity for oxygen such as in the manufacture of primary aluminum and magnesium. Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite ore mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for beryllium-containing alloys and, to a lesser extent, beryllium products. Key competitors include NGK Insulators, IBC Advanced Alloys Corp., Ningxia Orient Tantalum Industry Co., Ltd., Le Bronze Alloys, Minotti Metals, SA, KME AG & Co. KG, Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, Chuetsu Metal Works Ltd, American Beryllia Inc., CBL Ceramics Limited, CoorsTek, Inc., and Ulba Metallurgical.
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
•Performance Solutions provides engineered end-product technologies to our customers, including near-net shape and finished machined beryllium containing and non-beryllium containing products. These products and materials are suitable for applications that require high stiffness and/or low density due to their unique combination of properties. Performance Solutions provides beryllium metal and beryllium alloy components mainly to the aerospace and defense and energy end markets. Beryllium foil products are provided for radiographic and acoustic applications, beryllium oxide ceramics are provided for a wide range of heat sink and high temperature industrial applications, and our copper beryllium products meet the demanding strength and corrosion resistance specifications required for sub-sea telecommunication equipment. In addition, our engineering teams have developed several innovative non-beryllium materials to meet demanding wear resistance or strength-to-weight applications used in a variety of industries. Our ToughMetTM alloys provide extended life for industrial bushings and bearings and tremendous wear resistance in oil and gas rig components. Our SupremEXTM products offer the industry’s highest quality aluminum silicon carbide metal matrix composite formulation, well suited for a wide range of applications from high performance engine components and aerospace structural components to high-stiffness consumer electronic components. Direct competitors include IBC Advanced Alloys, NGK Metals, CBL Ceramics Limited, and CoorsTek, Inc.
PAC's products are primarily sold directly from its facilities throughout the United States, Asia, and Europe, as well as distributed internationally through a network of Company-owned service centers, outside distributors, and agents. This business includes a portion of the electronic materials business (HCS-Electronic Materials) that was acquired in November 2021 from H.C. Starck Group GmbH. See Note B to the Consolidated Financial Statements for additional discussion regarding our acquisition of HCS-Electronic Materials.
Advanced Materials

Advanced Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms, high temperature braze materials, and ultra-pure wire. These products are used in high-performance logic, advanced memory high-performance logic, advanced memory, micro-electromechanical systems and power management integrated circuits, radio frequency devices, data storage, display, architectural glass, solar, optical coating, and other applications within the semiconductor, energy, and industrial end markets. Advanced Materials also has metal recovery operations and in-house refining that allow for the recycling of precious metals. This business includes a portion of HCS-Electronic Materials. See Note B to the Consolidated Financial Statements for additional discussion regarding our acquisition of HCS-Electronic Materials.
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

Precision Optics
Precision Optics designs and produces precision thin film coatings, optical filters and assemblies. Headquartered in Westford, Massachusetts, the business has manufacturing facilities in Europe, Asia and the United States and its products are sold directly from these facilities, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes Viavi Corporation, II-VI, MKS Newport Optics, Alluxa, and a number of smaller regional and national suppliers. While our product and market development efforts allow us to capture new applications, we may lose existing applications and customers from time to time due to the rapid change in technologies and other factors.
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
Approximately 850 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. No single customer accounted for more than 10% of our total net sales for 2021.

Availability of Raw Materials
The principal raw materials we use are beryllium, tantalum, aluminum, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. Ore reserve data can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The availability of these raw materials, as well as other materials used by us, is adequate and generally not dependent on any one supplier.
Patents and Licenses
We own patents, patent applications, and licenses relating to certain of our products and processes. While our rights under these patents and licenses are of some importance to our operations, our business is not materially dependent on any one patent or license or on all of our patents and licenses as a group.
Backlog
The backlog of unshipped orders as of December 31, 2021, 2020, and 2019 was $481.5 million, $279.2 million, and $176.4 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2021 will be filled over the next 18 months.
Acquisitions
On November 1, 2021, the Company acquired HCS-Electronic Materials for a purchase price of approximately $395.9 million in cash, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. This business operates within the Performance Alloys and Composites and Advanced Materials segments, and the results of operations are included as of the date of acquisition. Refer to Note B to the Consolidated Financial Statements for additional detail on the acquisition of HCS-Electronic Materials.
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
On January 9, 2017, the U.S. Occupational Safety and Health Administration (OSHA) published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and record-keeping. Materion was a participant in the development of the new standards, which fundamentally represent our current health and safety operating practices. On July 6, 2018, OSHA issued a Direct Final Rule that amended the text of the new standard to clarify OSHA’s intent with respect to certain terms and provisions of the standard, and on December 11, 2018, OSHA issued a Notice of Proposed Rulemaking concerning additional modifications to the standard “to clarify certain provisions and to simplify or improve compliance.” OSHA issued the final beryllium standard incorporating these additional modifications on July 14, 2020. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect the buying decisions of the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
In addition to laws that regulate the manufacturing, processing, use, handling, storage, transport, treatment, emission, release, and disposal of substances and wastes used or generated in manufacturing, we are subject to various laws around the world. For example, trade regulations, including tariffs or other import or export restrictions, may increase the cost of some of our raw materials or cross-border shipments, and limit our ability to do business in certain countries or with certain individuals. We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company's compliance programs may, under certain circumstances, involve material investments in the form of additional processes, training, personnel, information technology, and capital.
Human Capital Management
Materion employees are located throughout the world. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. We employed approximately 3,443 people globally as of December 31, 2021. Approximately 575 were in the Asia–Pacific region, 472 were in the Europe, the Middle East, and Africa (EMEA) region, and 2,396 were in the North America region. Among our total global employee population, approximately 2,183 were employed in manufacturing. Our strong employee base, along with their commitment to customer service excellence and uncompromising values, provides the foundation for our Company’s success.
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
Health and Safety
The health, safety, and well-being of our employees is our highest priority and is a Materion core value. We have a strong Environmental, Health, and Safety (EHS) program that focuses on implementing policies and training programs, as well as performing self-audits to ensure our colleagues leave their workplace safely, every day. On an annual basis, our corporate long-range strategies are reviewed and updated, improvement plans are developed for each global location, progress is tracked, and daily critical safety statistics and metrics are published internally. Our corporate intranet site is visible to all global employees, where we share detailed descriptions of serious injuries and near misses and their corrective actions, as well as other proactive measures to promote lessons learned and ensure worker safety. Safety awareness and employee engagement programs have been implemented at all global facilities. We also have onsite medical teams at two key manufacturing sites to provide medical testing for employees to determine any potential exposure to beryllium, of which Materion is a leading global supplier.
The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so our employees can more safely and effectively perform their work. Our health and safety focus is evident in our response to the COVID-19 pandemic around the globe, which has included the following:
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
•giving financial incentives for employees to become vaccinated, including booster shots; and
•requiring masks to be worn in all locations where allowed by local law.

We manufacture products which are deemed essential to critical infrastructure and all production sites have continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees.
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
Our employee resource groups (ERGs) are Company-sponsored groups of global employees that support and promote the specific mutual objectives of both the employees and the Company, with emphasis on the inclusion, diversity, and professional development of employees. The ERGs provide opportunities for employees to connect, develop, and grow together in a supportive environment. As of December 31, 2021, we had four ERGs: ELEVATE (Women); V.E.T. (veterans and allies of the military); LGBTQ+; and United Voices of Materion (all ethnic backgrounds). Our focus continues to be on the recruitment of diverse candidates as well as the development of our internal cadres of diverse leaders so that they can advance their careers and move into leadership positions throughout the Company. Additionally, in 2020, we launched professional development training for our female leaders in partnership with the PRADCO organization. We plan to offer professional development training again in 2022 with a new cohort of female leaders.
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
We are committed to identifying and developing the talents of our next generation of leaders. Our robust and fully integrated talent and succession-planning process supports the development of our talent pipeline for critical roles in operations management, commercial excellence and finance. On an annual basis, we conduct organizational reviews with our Chief Executive Officer and all business unit and function senior leaders to identify and evaluate our high potential, diverse talent and succession plans for our most critical roles.
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

Item 1A.    RISK FACTORS

Our business, financial condition, results of operations, and cash flows can be affected by a number of factors, including, but not limited to, those set forth below and elsewhere in this Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Therefore, an investment in us involves some risks, including the risks described below. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. The risks discussed below are not the only risks that we may experience. If any of the following risks occur, our business, results of operations, or financial condition could be negatively impacted.

Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business.
We have continued to closely monitor the impact of the COVID-19 pandemic on our business, including how it has impacted our customers, employees, supply chain and distribution network. While our business was adversely affected by the COVID-19 pandemic in 2020, we have seen recovery over the course of 2021. The scope and duration of the pandemic continue to be uncertain, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants could impact the stability of the economic recovery and growth.
The COVID-19 pandemic could negatively impact our business, results of operations, financial position or cash flows in a number of ways in the future, including but not limited to:
•disruptions to our facilities, including shutdowns or slowdowns as a result of facility closures, reductions in operating hours or labor shortages;
•disruptions in our supply chain and our ability to obtain raw materials, packaging and other sourced materials due to labor shortages, governmental restrictions or the failure of our suppliers, distributors or manufacturers to meet their obligations to us;
•increases in raw material and commodity costs;
•the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions; and reduced liquidity of customers, which could negatively impact the collectability of outstanding receivables and our cash flows.

The extent to which our business, results of operations, financial position or cash flows may ultimately be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted. The impact of COVID-19 may also exacerbate other risks discussed below, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
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
In 2021, 12% of our value-added sales were to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
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
The process of developing new products can be technologically challenging and requires the accurate anticipation of technological and market trends. We may not be able to introduce new products successfully or do so on a timely basis. If we fail to develop new products that are appealing to our customers or fail to develop products on time and within budgeted amounts, we may lose customers or otherwise be unable to recover our research and development costs, which could adversely affect our margins and profitability.
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
We manufacture advanced engineered materials using various precious and non-precious metals, including beryllium, tantalum, aluminum, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, and tin. The availability of, and prices for, these raw materials are volatile and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the U.S. dollar exchange rate, production costs of U.S. and foreign competitors, anticipated or perceived shortages, and other factors. Precious metal prices have fluctuated significantly in recent years and the inflationary impact of the COVID-19 pandemic has added to the volatility. Higher prices can cause adjustments to our inventory carrying values, whether as a result of quantity discrepancies, normal manufacturing losses, differences in scrap rates, theft or other factors, which could have a negative impact on our profitability and cash flows. Also, the price of our products will generally increase in tandem with rising metal prices, as a result of changes in precious metal prices that are passed through to our customers, which could deter them from purchasing our products and adversely affect our net sales and operating profit.
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
Some of our facilities are interdependent. For instance, our manufacturing facility in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Reading, Pennsylvania and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility, and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. The destruction or closure of our mine, any of our manufacturing facilities, or to critical pieces of equipment within these facilities for a significant period of time as a result of harsh weather (including that caused by climate change), fire, explosion, act of war or terrorism, or other natural disaster or unexpected event may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business, and impair our ability to deliver our products on a timely basis. In addition, many of our manufacturing facilities depend on one source for electric power and natural gas, which could be interrupted due to equipment failures, terrorism, or another cause.
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
In the conduct of our business, we collect, use, transmit, store, and report data on information systems and interact with customers, vendors, and employees. Increased global information technology (IT) security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. We protect our sensitive information and confidential personal data, our facilities, and information technology systems, but we may be vulnerable to future security breaches. Despite our security measures, our IT systems and infrastructure may be vulnerable to customer viruses, cyber-attacks, security breaches caused by employee error or malfeasance, or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets. The Company has taken steps to protect our computer systems however there is always a risk of undetected successful intrusions. Intrusions could pose a risk of undetected data loss or theft that could later be used to harm the Company. In addition, we could be subject to legal claims or proceedings and/or liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees, or other parties is misappropriated from our computer systems.

Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisers, and other third parties with whom we conduct business. A security breach of those computer systems could result in the loss, theft, or disclosure of confidential information and could also interrupt or damage our operations, harm our reputation, and subject us to legal claims.
Data privacy breaches and the evolving global governmental regulation relating to data privacy could adversely affect our results of operations and profitability.
We collect, store, access and otherwise process certain confidential or sensitive data, including proprietary customer and business information, personal data or other information that is subject to privacy and security laws, regulations and customer-imposed requirements. The data privacy laws of the specific jurisdictions in which we operate may vary and potentially conflict. As such, we cannot predict the cost of compliance with future data privacy laws, regulations and standards, future interpretations of current laws, regulations and standards, or the potential effects on our business.

Government enforcement actions can be costly and interrupt the regular operation of our business, and a violation of data privacy laws or a security breach involving personal data can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our results of operations and profitability.

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
We provide post-employment health benefits to eligible employees. Our retiree health expense is directly affected by the assumptions we use to measure our retiree health plan obligations, including the assumed rate at which health care costs will increase and the discount rate used to calculate future obligations. For retiree health accounting purposes, we have used a graded assumption schedule to assume the rate at which health care costs will increase. We cannot predict whether changing market or economic conditions, regulatory changes, or other factors will further increase our retiree health care expenses or obligations, diverting funds we would otherwise apply elsewhere.

Unexpected events and natural disasters at our mine or manufacturing facilities could increase the cost of operating our business.
A portion of our production costs at our mine are fixed regardless of current operating levels. Our operating levels are subject to conditions beyond our control that may increase the cost of mining for varying lengths of time. These conditions include, among other things, weather (including severe weather caused by climate change), fire, natural disasters, pit wall failures, and ore processing changes. Our operations also involve the handling and production of potentially explosive materials. It is possible that an explosion at our mine or other manufacturing facilities could result in death or injuries to employees and others and material property damage to third parties and us. Any explosion could expose us to adverse publicity or liability for damages and materially adversely affect our operations. Any of these events could increase our cost of operations.
Risks Related to Legal, Compliance and Regulatory Matters
We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
We sell to customers outside of the United States from our domestic and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 47% in 2021, 45% in 2020, and 37% in 2019 of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:
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
•fluctuations in currency exchange rates; and
•disruptions in our business or the businesses of our suppliers or customers due to cyber security incidents, public health concerns (including viral outbreaks, such as COVID-19) or natural disasters.
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
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there may be significant changes in U.S. laws and regulations and international trade agreements that could affect a wide variety of industries and businesses, including those businesses we own and operate.
We may be exposed to certain regulatory and financial risks related to climate change.
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows.
We are exposed to lawsuits in the normal course of business, which could harm our business.
During the ordinary conduct of our business, we may become involved in certain legal proceedings, including those involving product liability claims, third-party lawsuits relating to exposure to beryllium, claims against us of infringement of intellectual property rights of third parties, or other litigation matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail in the resolution of future claims. Certain of these matters involve types of claims that, if they result in an adverse ruling to us, could give rise to substantial liability, which could have a material adverse effect on our business, operating results, or financial condition.
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
If exposed to respirable beryllium fumes, dusts, or powder, some individuals may demonstrate an allergic reaction and may later develop a chronic lung disease known as chronic beryllium disease (CBD). Some people who are diagnosed with CBD do not develop clinical symptoms at all. In others, the disease can lead to scarring and damage of lung tissue, causing clinical symptoms that include shortness of breath, wheezing, and coughing. Severe cases of CBD can cause disability or death.
Further, some scientists claim there is evidence of an association between beryllium exposure and lung cancer, and certain standard-setting organizations have classified beryllium and beryllium compounds as human carcinogens.
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2021, we had two CBD cases outstanding.
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
The terms of our credit facilities require us to comply with various covenants, including financial covenants. A global economic downturn could have a material adverse impact on our earnings and cash flow, which could adversely affect our ability to comply with our financial covenants and could limit our borrowing capacity. Our ability to comply with these covenants depends, in part, on factors over which we may have no control. A breach of any of these covenants could result in an event of default under one or more of the agreements governing our indebtedness which, if not cured or waived, could give the holders of the defaulted indebtedness the right to terminate commitments to lend and cause all amounts outstanding with respect to the indebtedness to be due and payable immediately. Acceleration of any of our indebtedness could result in cross-defaults under our other debt instruments. Our assets and cash flow may be insufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon an event of default, in which case we may be required to seek legal protection from our creditors.
The terms of our indebtedness may restrict our operations, including our ability to pursue our growth and acquisition strategies.

The terms of our credit facilities contain a number of restrictive covenants, including restrictions in our ability to, among other things, borrow and make investments, acquire other businesses, and consign additional precious metals. These covenants could adversely affect our business by limiting our ability to plan for or react to market conditions or to meet our capital needs, as well as adversely affect our ability to pursue our growth and acquisition strategies, and other strategic initiatives.
Risks Related to the Execution of Our Strategy
We may not be able to complete our acquisition strategy or successfully integrate acquired businesses.
We are active in pursuing acquisitions. We intend to continue to consider further growth opportunities through the acquisition of assets or companies and routinely review acquisition opportunities. We cannot predict whether we will be successful in pursuing any acquisition opportunities or whether we will be able to achieve the strategic and other objectives related to any acquisitions, including our recent acquisition of HCS-Electronic Materials, including the achievement of any expected synergies. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size, and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms, or at all. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition.
In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on the assets or companies we have already acquired or may acquire in the future. We cannot assure that rights to indemnification by the sellers of these assets or companies to us, even if obtained, or applicable representation and warranty insurance, will be enforceable, collectible, or sufficient in amount, scope, or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a materially adverse effect on our business, financial condition, and results of operations.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2021, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2021, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,130
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/63,223
Alzenau, Germany (2)	Leased	136,433
Balzers, Lichtenstein(3)	Leased	83,399
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	97,000
Delta, Utah (1)	Owned	100,836
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Jena, Germany (3)	Owned	25,833
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned	130,000
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned	98,750
Newton, MA (1,2)	Owned/Leased	125,024/69,936
Penang, Malaysia (3)	Leased	68,028
Reading, Pennsylvania (1)	Owned/Leased	128,863/287,000
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,743
Taoyuan City, Taiwan (2)	Leased	32,523
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	53,000
Wheatfield, New York (2)	Owned	35,000
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,500
Eschborn, Germany (3)	Leased	538
Seoul, Korea (2)	Leased	13,654
Stuttgart, Germany (1)	Leased	24,800
Tokyo, Japan (1)	Leased	7,200

(1)PAC
(2)Advanced Materials
(3)Precision Optics

Mine Property

The Company holds certain mineral rights on 7,443.5 acres at the Spor Mountain Mining Properties in Juab County, Utah, from which the beryllium-bearing ore, bertrandite, is mined by the open pit method. The Spor Mountain Mining Properties are a part of the Spor Mountain Mine that is owned by Materion. The Spor Mountain Mining Properties are in Juab County, Utah, west of the Thomas Mountain Range, approximately 47 miles northwest of the Spor Mountain Mill, which is 11.5 miles northeast of Delta, Utah, in Millard County. The land surface of the mining areas is owned by Materion. The mineral rights, exclusive of oil and gas, are held by Materion and the State of Utah through the School and Institutional Trust Lands Administration (TLA). TLA beryllium rights are leased by Materion in nine leasing arrangements with varying acreage and expiration dates ranging from 2025 through 2046. The leases have historically been renewed prior to the expiration dates. Several former owners are paid royalties as part of legacy agreements.
Ore resource and reserve data for the Spor Mountain Mine can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, a Technical Report Summary (TRS) for the Spor Mountain Mine was prepared by the qualified persons, Donald E. Hulse, Christopher Emanuel, and Sarah K. Milne (collectively, the Qualified Persons). The Qualified Persons are not affiliated with the Company. The TRS provides additional details regarding the Spor Mountain Mine, including the technical information and assumptions to support the estimates of mineral resources and mineral reserves.

Mine Exploration Status
The Spor Mountain Mine has been in production since 1968. Over the years, seven different mining areas have been identified. Development drilling was performed across the site for over 30 years and completed in 2000. Additional details can be found in the TRS.
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
Beryllium Claims
As of December 31, 2021, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants in addition to 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. The Company believes that it has substantive defenses and intends to vigorously defend itself against this suit.
In Ronald Dwayne Manning v. Arconic Inc. et al., case number 19CI000219, filed in the Superior Court of the State of California, Tehama County, and later moved to the United States District Court, Eastern District of California (Sacramento Division), case number 2:19-CV-02202-MCE-DMC, the Company is one of three named defendants in addition to 120 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products during his employment as an auto mechanic, welder, sprinkler installer, and movie projector operator, and asserts claims for negligence, strict liability, fraudulent concealment, and breach of implied warranties. The plaintiff seeks economic damages, non-economic damages, consequential damages, and punitive damages. The Company believes that it has substantive defenses and intends to vigorously defend itself against this suit.
No beryllium cases were filed in 2021.

The Company has insurance coverage, which may respond, subject to an annual deductible.
Other Claims
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action lawsuit, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. The case remains in the preliminary stages while the parties explore a negotiated resolution. The Company believes that it has substantive defenses and intends to vigorously defend this suit absent a negotiated resolution.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of January 31, 2022, there were 674 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 2 through November 5, 2021	2,144	$87.35	—	$8,316,239
November 6 through December 3, 2021	—	—	—	8,316,239
December 4 through December 31, 2021	—	—	—	8,316,239
Total	2,144	$—	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)	On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2021, we did not repurchase any shares under this program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

Dollars
350
300
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Materion Common Stock
Russell 2000
S&P SmallCap 600
S&P SmallCap 600 - Materials

	2017	2018	2019	2020	2021
Materion Corporation	$124	$116	$154	$166	$241
Russell 2000	115	102	128	154	176
S&P SmallCap 600	113	104	127	142	180
S&P SmallCap 600 - Materials	110	85	103	126	150
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2016 and that all applicable dividends were reinvested.

Item 6.    [RESERVED]
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
COVID-19 Update
In March 2020, the World Health Organization characterized a novel strain of the coronavirus, known as COVID-19, as a pandemic. The duration of the COVID-19 pandemic and the long-term impacts on the economy are uncertain and could impact the Company’s estimates. Management continues to manage global macroeconomic impacts on supply chains, inflationary costs, and labor availability and costs, all of which impacted the Company throughout 2021.

HCS-Electronic Materials Acquisition
On September 19, 2021, the Company entered into a definitive agreement under which it has agreed to acquire HCS-Electronic Materials from H.C. Starck Group GmbH for a purchase price of approximately $395.9 million in cash, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. Acquisition-related transaction and integration costs totaled $5.3 million in the third quarter of 2021. These costs are included in selling, general, and administrative expenses in the Consolidated Statement of Income. On November 1, 2021, the Company completed the acquisition. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility entered into during October 2021 and $103 million of borrowings under its amended revolving credit facility, which was also extended to expire five years in October 2026.

RESULTS OF OPERATIONS

(Thousands except per share data)	2021	2020	2019
Net sales	$1,510,644	$1,176,274	$1,185,424
Value-added sales	859,700	665,125	726,749
Gross margin	283,762	192,633	262,690
Gross margin as a % of Value-added sales	33%	29%	36%
Selling, general, and administrative (SG&A) expense	163,777	133,963	147,164
SG&A expense as a % of Value-added sales	19%	20%	20%
Research and development (R&D) expense	26,575	20,283	18,271
R&D expense as a % of Value-added sales	3%	3%	3%
Goodwill impairment charges	—	9,053	11,560
Asset impairment charges	—	1,419	2,581
Restructuring expense	(438)	11,237	785
Other — net	16,737	8,463	11,783
Operating profit	77,111	8,215	70,546
Other non-operating (income) expense — net	(5,115)	(3,939)	3,431
Interest expense — net	4,901	3,879	1,579
Income before income taxes	77,325	8,275	65,536
Income tax expense (benefit)	4,851	(7,187)	12,142
Net income	72,474	15,462	53,394

Diluted earnings per share	3.50	0.75	2.59

2021 Compared to 2020
Net sales of $1,510.6 million in 2021 increased $334.3 million from $1,176.3 million in 2020. Each segment recorded strong increases in sales when compared to the prior year, as sales in Performance Alloys and Composites grew 30%, sales in Advanced Materials grew 29% and sales in Precision Optics grew 19%. Strong market demand and our ability to capitalize on new business opportunities drove most of the increase. The change in precious metal and copper prices favorably impacted net sales during 2021 by $47.4 million. Sales in 2021 also included a full year of Optics Balzers sales and two months of HCS-Electronic Materials sales as compared to five and a half months of Optics Balzers sales in 2020.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $859.7 million in 2021 were up 29% compared to 2020. The increase was due to strong demand across all of our markets and our ability to capitalize on new business opportunities.

Gross margin was $283.8 million in 2021, a 47% increase from the $192.6 million gross margin recorded in 2020. Gross margin expressed as a percentage of value-added sales increased to 33% in 2021 from 29% in 2020. The increase was primarily driven by strong product demand across all of our manufacturing sites as core markets rebounded in 2021 and the Company's strong operating performance.

SG&A expense totaled $163.8 million in 2021 as compared to $134.0 million in 2020. The increase in SG&A expense for 2021 was primarily driven by the Optics Balzers and HCS-Electronic Materials additions, related transaction and integration costs from the HCS-Electronic Materials acquisition and higher variable compensation costs based on the strong 2021 operating performance. Expressed as a percentage of value-added sales, SG&A expense decreased 100 basis points in 2021 to 19% compared to 20% in 2020.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was $26.6 million in 2021, an increase of 31% compared to 2020. R&D costs as a percentage of value-added sales remained at 3%. The increase in R&D expense reflects the full-year impact of the Optics Balzers acquisition and the additional investment in new product and application development.

Goodwill and Asset impairment charges were $0 in 2021. Refer to Note N to the Consolidated Financial Statements for additional discussion regarding 2020.

Restructuring expense consists primarily of cost reduction actions taken in order to improve the efficiency of our operations. We incurred no material restructuring costs in 2021. All 2021 activity was related to final resolution of 2020 accrual balances that were remaining from the restructuring actions taken in 2020 when we recorded $11.2 million of restructuring charges associated with the permanent closure of our Warren, Michigan and Fremont, California facilities in our Performance Alloys and Composites segment and the closure of our Large Area Coatings (LAC) business in our Precision Optics segment.
Refer to Note E to the Consolidated Financial Statements for additional discussion.

Other-net totaled expense of $16.7 million and $8.5 million in 2021 and 2020, respectively. The increase in Other-net was driven by an increase in acquisition amortization due to the acquisition of HCS-Electronic Materials in the fourth quarter of 2021 and a full year of amortization from the Optics Balzers acquisition plus $3.3 million foreign exchange hedge gain realized in 2020 that did not reoccur in 2021. Refer to Note F to the Consolidated Financial Statements for the major components within Other-net.
Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note P of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $4.9 million in 2021 and $3.9 million in 2020. The increase in interest expense in 2021 compared to 2020 is primarily due to borrowings under our new term loan facility and increased borrowings under the revolving credit facility during the fourth quarter of 2021 as a result of funding the HCS-Electronic Materials acquisition.
Income tax expense (benefit) for 2021 was $4.9 million of expense compared to $7.2 million of benefit in 2020. The effects of percentage depletion, foreign derived intangible income deduction, and the release of a valuation allowance in a foreign jurisdiction were the primary factors for the difference between the effective and statutory tax rates in 2021. Refer to Note H to the Consolidated Financial Statements for further details on income taxes.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our results for 2020 compared to 2019.
Segment Disclosures
The Company has four reportable segments: Performance Alloys and Composites, Advanced Materials, Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Alloys and Composites

(Thousands)	2021	2020	2019
Net sales	$511,874	$394,195	$500,201
Value-added sales	440,432	345,335	428,084
Operating profit	67,908	13,597	73,815

2021 Compared to 2020
Net sales from the Performance Alloys and Composites segment of $511.9 million in 2021 increased 30% compared to 2020. The increase was due to higher sales into all major end markets, the largest of which were in the industrial, automotive, aerospace & defense and other end markets.

Value-added sales of $440.4 million in 2021 were 28% higher than value-added sales of $345.3 million in 2020. The increase in value-added sales was driven by the same factors driving the increase in net sales.

Performance Alloys and Composites generated operating profit of $67.9 million, or 15.4% of value-added sales, in 2021 as compared to $13.6 million, or 4% of value-added sales, in 2020. The increase in operating profit was primarily due to increased sales volume, and no mine development costs in 2021 compared to $12.9 million of mine development costs recorded in 2020. In addition, there were no restructuring charges in 2021 compared to $8.8 million that were recorded in 2020 related to the closure of our Warren, Michigan and Fremont, California facilities.

Advanced Materials

(Thousands)	2021	2020	2019
Net sales	$866,816	$670,867	$573,763
Value-added sales	289,119	220,516	217,313
Operating profit	35,330	22,120	25,124

2021 Compared to 2020
Net sales from the Advanced Materials segment of $866.8 million in 2021 were 29% higher than net sales of $670.9 million in 2020. The increase in net sales was due to higher sales volumes totaling $146.5 million, sales from HCS-Electronic Materials totaling $21.4 million and pass-through metal prices totaling $30 million.

Value-added sales of $289.1 million increased 31% compared to value-added sales of $220.5 million in 2020. Higher sales volumes into the semiconductor, industrial and energy markets accounted for $47.2 million and the HCS-Electronic Materials acquisition accounted for the remaining $21.4 million of the increase.

During the first quarter of 2021, we added ruthenium, iridium, rhodium, rhenium, and osmium to our definition of value-added sales as the costs of these materials are treated as pass-through and the business use and price volatility of these materials has increased in recent periods. Prior period value-added sales amounts have been recast to reflect this change.

Advanced Materials generated operating profit of $35.3 million in 2021, compared to $22.1 million in 2020. Increased operating profit in 2021, compared to 2020, was the result of strong demand across all of our product lines and improved product mix.
Precision Optics

(Thousands)	2021	2020	2019
Net sales	$131,954	$111,212	$111,460
Value-added sales	131,815	101,878	87,310
Operating (loss) profit	14,185	(4,382)	(3,550)

2021 Compared to 2020

Net sales from the Precision Optics segment were $132.0 million in 2021, an increase compared to net sales of $111.2 million in 2020. The increase was due to the full year impact of the Optics Balzers acquisition offset in part by the closure of our LAC business on December 31, 2020.

Value-added sales of $131.8 million in 2021 increased 29% compared to value-added sales of $101.9 million in 2020. The increase was driven by the full year impact of the Optics Balzers acquisition, which was partially offset by the closure of our LAC business on December 31, 2020.

The Precision Optics segment generated operating profit of $14.2 million in 2021 compared to an operating loss of $4.3 million in 2020. The operating profit was driven by the full year impact of the Optics Balzers acquisition. The 2020 operating loss includes impairment charges of $10.5 million and restructuring charges of $2.1 million primarily related to the closure of our LAC business.
Other

(Thousands)	2021	2020	2019
Net sales	$—	$—	$—
Value-added sales	(1,666)	(2,604)	(5,958)
Operating loss	(40,312)	(23,120)	(24,843)

2021 Compared to 2020
The Other reportable segment in total includes unallocated corporate costs.

Corporate costs of $40.3 million in 2021 increased $17.2 million as compared to $23.1 million in 2020. Corporate costs were 5% of total Company value-added sales in 2021 compared to 3% in 2020. The increase in corporate costs in 2021 compared to 2020 was primarily due to the transaction costs related to the HCS-Electronic Materials acquisition and higher variable compensation expense related to strong 2021 operating performance.
Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2021, 2020, and 2019 is as follows:

(Thousands)	2021	2020	2019
Net sales
Performance Alloys and Composites	$511,874	$394,195	$500,201
Advanced Materials	866,816	670,867	573,763
Precision Optics	131,954	111,212	111,460
Other	—	—	—
Total	$1,510,644	$1,176,274	$1,185,424

Less: pass-through metal costs
Performance Alloys and Composites	$71,442	$48,860	$72,117
Advanced Materials	577,697	450,351	356,450
Precision Optics	139	9,334	24,150
Other	1,666	2,604	5,958
Total	$650,944	$511,149	$458,675

Value-added sales
Performance Alloys and Composites	$440,432	$345,335	$428,084
Advanced Materials	289,119	220,516	217,313
Precision Optics	131,815	101,878	87,310
Other	(1,666)	(2,604)	(5,958)
Total	$859,700	$665,125	$726,749

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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2021	2020	2019
Net cash provided by operating activities	$90,241	$101,057	$99,222
Net cash (used in) investing activities	(494,269)	(194,707)	(26,484)
Net cash provided by (used in) financing activities	393,006	(7,091)	(18,054)
Effects of exchange rate changes	(394)	1,612	(322)
Net change in cash and cash equivalents	$(11,416)	$(99,129)	$54,362
Net cash provided by operating activities totaled $90.2 million in 2021 versus $101.1 million in 2020. Decreased operating cash flow was due in part to the increase in A/R of $29.8 million to support higher sales in 2021 and a decrease in customer prepayments of $40.3 million was partially offset by $56.8 million of increased net income. Working capital requirements used cash of $33.7 million during 2021 compared to a use of $23.9 million in 2020. Cash flows used for inventory were $43.5 million in 2021, compared to using $1.3 million of cash in the prior year primarily in our Performance Alloys and Composites and Advanced Materials segments. Price movements of precious and base metals are passed through to customers. Therefore, while sudden movements in the price of metals can cause a temporary imbalance in our cash receipts and payments in either direction, once prices stabilize, our cash flow tends to stabilize as well. Cash flows generated from accounts payable and accrued expenses were $40.2 million compared to the prior-year use of cash of $21.9 million.

Net cash used in investing activities was $494.2 million in 2021 compared to $194.7 million in 2020 due to a $393 million payment, net of cash acquired, for the HCS-Electronic Materials acquisition. In addition, capital expenditures increased by $35.6 million in 2021, compared to 2020, due to investments in new equipment funded in part by customer prepayments. See Notes B and L to the Consolidated Financial Statements for additional discussion.

Net cash provided by (used in) financing activities increased $400.1 million from 2020 primarily due to net borrowings of $384.3 million, of which $84.3 million was from our revolving credit facility and $300 million from a new term loan, partially offset by the paydown of $2.1 million of long-term debt, most of which was assumed in the Optics Balzers acquisition.

Dividends per common share increased 4% to $0.475 per share in 2021. Total dividend payments to common shareholders were $9.7 million in 2021 and $9.3 million in 2020. In May 2021, the Board of Directors declared an increase in our quarterly dividend from $0.115 to $0.12 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions. At December 31, 2021, cash and cash equivalents held by our foreign operations totaled $12.5 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2021 and December 31, 2020 is as follows:

	December 31,
(Thousands)	2021	2020
Cash and cash equivalents	$14,462	$25,878
Total outstanding debt	449,747	38,506
Net (debt) cash	(435,285)	(12,628)
Available borrowing capacity	$176,419	$245,772
Net (debt) cash is a non-GAAP financial measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.

The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each year depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation and amortization, and other adjustments.
In 2021, we amended and restated the agreement governing our $375.0 million revolving credit facility (Credit Agreement) in connection with the HCS-Electronic Materials acquisition. A $300 million delayed draw term loan facility was added to the Credit Agreement and the maturity date of the Credit Agreement was extended from 2024 to 2026. Moreover, the Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $150.0 million. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metal, copper and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a maximum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2021 and December 31, 2020. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.

In November 2021, we completed the acquisition of HCS-Electronic Materials. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to its delayed draw term loan facility under the Credit Agreement and $103 million of borrowings under of borrowings under its amended revolving credit facility. The interest rate for the term loan is based on LIBOR plus a tiered rate determined by the Company's quarterly leverage ratio.
Portions of our business utilize off-balance sheet consignment arrangements to finance metal requirements. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. The precious metal consignment agreement, entered into in 2019 and maturing on August 27, 2022, was amended in 2021 to be consistent with the Credit Agreement. The available and unused capacity under the metal financing lines totaled approximately $69.8 million as of December 31, 2021, compared to $50.0 million as of December 31, 2020. The availability is determined by Board approved levels and actual line capacity. The Board approved a $100.0 million capacity increase in 2021 to better support customer demand.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum number of common shares required to be repurchased in a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares in 2021. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.
Material Future Cash Obligations
The following table summarizes our material future cash obligations as of December 31, 2021:

(Millions)	2022	2023	2024	2025	2026	There- after	Total
Debt (1)	15.4	15.4	30.4	30.4	362.6	0.5	454.5
Interest payments on debt (2)	6.3	6.0	5.5	4.9	3.6	—	26.3
Finance lease obligations (3)	3.6	2.4	1.5	1.3	1.3	19.0	29.1
Non-cancelable lease payments (4)	11.5	11.0	8.8	7.9	6.5	47.1	92.8
Other long-term liabilities (5)	0.5	2.4	0.3	0.5	0.6	2.4	6.7
Total	$37.3	$37.2	$46.5	$45.0	$374.6	$69.0	$609.4

(1)     Refer to Note O to the Consolidated Financial Statements.
(2)    These amounts represent future interest payments related to our total debt, excluding any interest payments to be made on borrowings under our Credit Agreement.

(3)    Refer to Note M to the Consolidated Financial Statements.
(4)    The non-cancelable lease payments represent payments under operating leases with initial lease terms in excess of one year as of December 31, 2021.
(5)    Other long-term liabilities include environmental remediation costs. We have an active environmental compliance program. We estimate the probable cost of identified environmental remediation projects and establish reserves accordingly. The environmental remediation reserve balance was $4.8 million at December 31, 2021 and $5.5 million at December 31, 2020. Environmental projects tend to be long term, and the associated payments are typically made over a number of years. Refer to Note T to the Consolidated Financial Statements for further discussion.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $480.2 million as of December 31, 2021 versus $400.0 million as of December 31, 2020. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2021 and December 31, 2020. Refer to Note J for additional information.

ORE RESERVES

The following information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year.

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves, as defined by the SEC. We rely on estimates of our ore resources and recoverable reserves, which estimation is complex due to geological characteristics of the properties and the number of assumptions made.

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of additional work must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.

The information that follows relating to the Spor Mountain Mine is derived, for the most part, from the TRS, which was prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, which is filed as Exhibit 96 to this Form 10-K and is incorporated by reference herein.

Mineral Resources

A mineral resource is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed justifiable technical and economic conditions, is likely to, in whole or part, become economically extractable.

The term "measured mineral resource" is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling.

The term “indicated resources” means resources for which quantity and grade or quality can be estimated on the basis of adequate geological evidence and sampling.

The term “inferred resources” means resources for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling.

The following represents our indicated and inferred ore mineral resources, exclusive of mineral reserves, as of December 31, 2021:

	Indicated	Inferred
As of December 31, 2021
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

As of December 31, 2020
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

Mineral Reserves
A mineral reserve is an estimate of tonnage and grade, or quality, of indicated and measured mineral resources that, in the opinion of a qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or Indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Proven mineral reserves are the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. Probable mineral reserves are the economically mineable part of an indicated and, in some cases, a measured mineral resource. All mineral reserves are classified as proven or probable and are supported by life-of-mine plans. All mineral reserve estimates were reviewed and validated by the Qualified Persons.

The following represents our ore mineral reserves:

	Proven	Probable	Total
As of December 31, 2021
Tonnage (in thousands)	7,739	962	8,701
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	37.92	4.97	42.89

As of December 31, 2020
Tonnage (in thousands)	7,797	962	8,759
Grade (% beryllium)	0.246%	0.258%	0.248%
Beryllium pounds (in millions)	38.31	4.97	43.28
Internal Controls Disclosure

Under subpart 1305 of Regulation S-K, management has included information regarding the internal controls that the Company used in determining the mineral resource and reserve estimation efforts. There is no disclosure required regarding exploration procedures as the Company completed development drilling on all areas at the Spor Mountain Mine in 2000, and no future exploration is planned at this time. As it relates to estimating mineral resources and reserves, the Company incorporates the following items into the control process:

a.All samples are tested with a berylometer.

b.The berylometer calibration procedures are verified through comparison with the beryllium production from the mill for the same ores.
c.The lab and field berylometers are calibrated on site each shift.
d.Materion follows industry standard procedures for calibrating its field and laboratory berylometers each shift that they are utilized.
e.Resource models are reconciled to production data regularly.
f.Materion has been producing ore at the Spor Mountain Mine for over 45 years and has mined and processed materials from a range of pits from the property. It is considered that Materion has adequate data to support its milling practices.

The Qualified Persons have assessed that the Company’s control procedures, including redundant testing at various operational points, the quality control and quality assurance measures, the calibration measures, the extensive cataloging of sample duplicates, and the reconciliation with recovered beryllium, are sufficient.

Based upon average production levels in recent years and our near-term production forecasts, proven reserves would last a minimum of seventy-five years. The table below details our production of beryllium at our Utah location.

(Thousands of Pounds of Beryllium)	2021	2020	2019
Domestic ore	386	367	358
Purchased ore	—	—	3
Unyielded total	386	367	361
Annual yield	91%	90%	90%
Beryllium produced	353	334	324
% of mill capacity	55%	52%	50%
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
1) Identify the contract with a customer
A contract with a customer exists when the Company enters into an enforceable contract with a customer that identifies each party’s rights regarding the products to be transferred or services to be rendered and the related payment terms, the contract has commercial substance, and the Company determines that collection of substantially all consideration for products that are transferred is probable based on the customer’s intent and ability to pay.
Management exercises judgment in its assessment that it is probable that the Company will collect substantially all of the payments attributed to products or services that will be transferred to our customers. We regularly review the creditworthiness of our customers considering such factors as the macroeconomic environment, current market conditions, geographic considerations, historical collection experience, a customer’s current credit standing, and the age of outstanding accounts receivable balances that may affect a customer’s ability to pay. If, after we have recognized revenue, the collectability of an account receivable becomes doubtful, we establish appropriate allowances and reserves against accounts receivable with respect to the previously recognized revenue that remains uncollected. Allowances and reserves against accounts receivable are maintained for estimated probable losses and are sufficient enough to ensure that accounts receivable are stated at amounts that are considered collectible.
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
3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. The vast majority of our contracts contain fixed consideration terms. However, the Company also has contracts with customers that include variable consideration. Volume discounts and rebates are offered as an incentive to encourage additional purchases and customer loyalty. Volume discounts and rebates typically require a customer to purchase a specified quantity of products, after which the price of additional products decreases. These contracts include variable consideration because the total amount to be paid by the customer is not known at contract inception and is affected by the quantity of products ultimately purchased. As a result, management applies judgment to estimate the volume discounts based on experience with similar contracts, customers, and current sales forecasts. Also, the Company has contracts, primarily relating to its precious metal products, where the transaction price includes variable consideration at contract inception because it is calculated based on a commodity index at a specified date. Management exercises judgment to determine the minimum amount to be included in the transaction price. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
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
The Company recognizes revenue net of reserves for price adjustments, returns, and prompt payment discounts. Management generally estimates these amounts using the expected value method. The Company has sufficient historical experience with our customers that provides predictive value to support that the reserves recorded are appropriate.
Other considerations
We receive payment from customers equal to the invoice price for most of our sales transactions.
Returned products are generally not accepted unless the customer notifies the Company in writing, and we authorize the product return by the customer.
Unearned revenue is recorded cash consideration from customers in advance of the shipment of the goods, which is a liability on our Consolidated Balance Sheets. This contract liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the Company has transferred control of the product to the customer. The related inventory also remains on our balance sheet until the revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products relating to contracts with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital. Refer to Note D of the Consolidated Financial Statements for additional details on our contract balances.
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
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. As a result of our review of various factors, we used an expected rate of return on plan assets assumption of 5.25% at December 31, 2021 and 5.75% at December 31, 2020. This assumption is reflective of management’s view of the long-term returns in the marketplace, as well as changes in risk profiles and available investments. Should the assets earn an average return less than the expected return assumption over time, in all likelihood the future pension expense would increase.
The impact of a change in the discount rate or expected rate of return assumption on pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2022 projected pension expense approximately $40 thousand. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2022 projected pension expense by approximately $0.4 million.
Refer to Note P of the Consolidated Financial Statements for additional details on our pension and other post-employment benefit plans.
Deferred Taxes
We record deferred tax assets and liabilities based upon the temporary difference between the financial reporting and tax basis of assets and liabilities. If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established. All available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. We review the expiration dates of certain deferred tax assets against projected income levels to determine if a valuation allowance is needed. Certain deferred tax assets do not have an expiration date. We also evaluate deferred tax assets for realizability due to cumulative operating losses by jurisdiction and record a valuation allowance as warranted. A valuation allowance may increase tax expense and reduce net income in the period it is recorded. If a valuation allowance is no longer required, it will reduce tax expense and increase net income in the period in which it is reversed.

We had valuation allowances of $5.0 million and $14.1 million associated with certain federal, state, and foreign deferred tax assets as of year-end 2021 and 2020, respectively, primarily for net operating loss and capital loss carryforwards.
Refer to Note H of the Consolidated Financial Statements for additional deferred tax details.
Precious Metal Physical Inventory Counts
We take and record the results of a physical inventory count of our precious metals on a quarterly basis. Our precious metal operations include a refinery that processes precious metal-containing scrap and other materials from our customers, as well as our own internally generated scrap. We also outsource portions of our refining requirements to other vendors, particularly for those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from our refine vendors, and other factors. The resulting calculated weight of the precious metals in our refine operations may differ, in either direction, from what our records indicate that we should have on hand, which would then result in an adjustment to our pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
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
Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination and is reviewed annually for impairment or more frequently if impairment indicators arise. Finite-lived intangible assets are reviewed for impairment if facts and circumstances warrant. There were no indicators during interim periods that required the performance of an interim impairment assessment. The Company conducted its annual impairment assessment as of the first day of the fourth quarter.
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Advanced Materials segment totaled $204.5 million as of December 31, 2021. Within the Precision Optics segment, goodwill totaled $88.3 million. The remaining $25.8 million is related to the Performance Alloys and Composites segment.
For the purpose of the annual goodwill impairment assessment, we have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments including, but not limited to, macroeconomic conditions as related to our business, current and future financial performance of our reporting units, industry and market considerations, and cost factors such as changes in raw materials, labor, or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. The next step compares the fair value of the reporting unit to its carrying value, including goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit exceeds its fair value. At our October 2, 2021 annual assessment date, we opted to perform a “step zero” qualitative assessment for two of our reporting units, Performance Alloys and Composites and Advanced Materials. The results of the step zero indicated that no goodwill impairment existed.
The Company notes that reporting units with goodwill and indefinite-lived intangibles due to recent acquisitions are likely to have fair values to the proximity of the carrying value due to the shorter period of time for fair value from the recent acquisition to have changed. The Precision Optics reporting unit includes the 2020 goodwill of $70.6 million related to the Optics Balzers acquisition. As a result of the timing of the recent acquisition, the Company elected to assess the Precision Optics reporting unit goodwill balance by performing a quantitative impairment analysis.
The quantitative analysis compares estimated fair value of the reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value. The income approach and market approach are weighted in arriving at fair value based on the relative merits of the methods used and the quantity and quality of collected data to arrive at the indicated fair value.
The income approach requires several assumptions including future sales growth, EBITDA margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next five years. These forecasts form the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecast by the reporting units), as well as projections of future operating margins (for the period beyond the forecast five years). The Company used a discount rate in the mid-teens and a terminal growth rate of low single digits.
The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the reporting unit. During the fourth quarter of 2021, the Company considered sales multiples in the low single digits and EBITDA multiples in the range high single digits to low double digits.
Based on the October 2, 2021 quantitative assessment for the Precision Optics reporting unit, the fair value exceeded the carrying value by a sufficient amount to support no indicators of impairment.

We also compared our market capitalization as of October 2, 2021 to the carrying value of our equity, noting no impairment indicators or triggering events.

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
We are charged a consignment fee by the financial institutions that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2021, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $1.5 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts with terms that match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2021, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2021, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.4 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2021, 2020, or 2019 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances and borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. There were no interest rate derivatives outstanding as of December 31, 2021. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $93.7 million as of December 31, 2021. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2021 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2021 would reduce 2021 pre-tax profits by approximately $1.1 million. This reduction in profits would be primarily offset with the foreign currency gain from the 10% movement in the exchange rates with effective hedges.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure to any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2021. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

The Company completed the acquisition of HCS-Electronic Materials on November 1, 2021. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of December 31, 2021 did not include the internal control over financial reporting of HCS-Electronic Materials. The results of HCS-Electronic Materials are included in our consolidated financial statements from the date of acquisition and constituted 28% of total assets as of December 31, 2021 and less than 1% of both net sales and net income for the year then ended.

Based on our assessment we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Materion Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Reconciliation of Precious Metals Consignment Inventory
Description of the matter
At December 31, 2021, the notional value of the Company’s off-balance sheet precious metals was $480.2 million. As discussed in Note J to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
Auditing the reconciliation of precious metals consignment inventory is complex due to the highly detailed nature of the inventory reconciliation and the amount of information that is obtained from third parties. A physical inventory is performed by the Company on a quarterly basis to verify the existence of inventory. The precious metals inventory reconciliation includes estimates based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from refine vendors, and other factors. The reconciliation of precious metals consignment inventory presents the resulting calculated weight of the precious metals generated from these estimates within the Company’s refine operations. This calculated weight may differ from what the Company’s records indicate should be on hand, which would then result in an adjustment to pre-tax income.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s reconciliation of the precious metals consignment inventory process. This included controls over management's review of the significant inputs into and underlying the reconciliation.

To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the significant assumptions and data used to estimate the total value of the precious metal, which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31, 2021, evaluated the underlying data used in the reconciliation, and confirmed certain consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from their refine vendors, and other factors and assessed the historical accuracy of management’s analysis to evaluate the assumptions that were most significant to the calculated weight of the precious metal inventory.

Accounting for Business Combinations
Description of the matter
During 2021, the Company completed its acquisition of HCS-Electronic Materials for a purchase price of $395.9 million in cash, on a cash-free, debt-free basis, as disclosed in Note B to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of HCS-Electronic Materials was complex due to the significant estimation required by management and its specialists to determine the fair value of the acquired intangible assets, specifically trade names, developed technology and customer relationships. The significant estimation was primarily due to the subjectivity of the assumptions used by management to measure the fair value of these intangible assets and the sensitivity of the respective fair value to the significant underlying assumptions. The Company used a relief from royalty method under the income approach to value its tradenames and developed technology and the multi-period excess earnings method under the income approach to value customer relationships. The significant assumptions used to estimate the fair value of these intangible assets included the discount rate and certain assumptions that form the basis of future cash flows (including revenue growth rates, royalty rates for trade names and developed technology, and attrition rates for customer relationships). These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the recognition and measurement of these intangible assets that address the risks of material misstatement. Our tests included controls over the valuation models and underlying assumptions, as described above, used to develop such estimates.

To test the estimated fair value of these intangible assets, we performed audit procedures that included, among others, evaluating the methods and significant assumptions used by the Company, as described above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also utilized our specialists to review the valuation methodology, discount rates and royalty rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1958, but we are unable to determine the specific year.
Cleveland, Ohio
February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation
Opinion on Internal Control over Financial Reporting
We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HCS-Electronic Materials, which is included in the 2021 consolidated financial statements of the Company and constituted 28% of total assets as of December 31, 2021 and less than 1% of both net sales and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HCS-Electronic Materials.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 17, 2022

Materion Corporation and Subsidiaries
Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Income

(Thousands except per share amounts)	2021	2020	2019
Net sales	$1,510,644	$1,176,274	$1,185,424
Cost of sales	1,226,882	983,641	922,734
Gross margin	283,762	192,633	262,690
Selling, general, and administrative expense	163,777	133,963	147,164
Research and development expense	26,575	20,283	18,271
Goodwill impairment charges (Note N)	—	9,053	11,560
Asset impairment charges (Note N)	—	1,419	2,581
Restructuring (income) expense (Note E)	(438)	11,237	785
Other — net (Note F)	16,737	8,463	11,783
Operating profit	77,111	8,215	70,546
Other non-operating (income) expense — net (Note P)	(5,115)	(3,939)	3,431
Interest expense — net (Note G)	4,901	3,879	1,579
Income before income taxes	77,325	8,275	65,536
Income tax expense (benefit) (Note H)	4,851	(7,187)	12,142
Net income	$72,474	$15,462	$53,394
Basic earnings per share:
Net income per share of common stock	$3.55	$0.76	$2.62
Diluted earnings per share:
Net income per share of common stock	$3.50	$0.75	$2.59

Weighted-average number of shares of common stock outstanding:
Basic	20,422	20,338	20,365
Diluted	20,689	20,603	20,655

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income

(Thousands)	2021	2020	2019
Net income	$72,474	$15,462	$53,394
Other comprehensive income:
Foreign currency translation adjustment	(6,904)	9,030	(421)
Derivative and hedging activity, net of tax expense (benefit) of $482, $(28), and $(5), respectively	1,603	(80)	(4)
Pension and post-employment benefit adjustment, net of tax expense (benefit) of $1,094, $(651), and $4,741, respectively	3,771	(2,127)	13,197
Other comprehensive income	(1,530)	6,823	12,772
Comprehensive income	$70,944	$22,285	$66,166

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows

(Thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$72,474	$15,462	$53,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	44,137	42,384	41,116
Amortization of deferred financing costs in interest expense	967	790	962
Stock-based compensation expense (non-cash)	6,517	5,528	7,170
Amortization of pension and post-retirement costs	437	(151)	386
(Gain) loss on sale of property, plant, and equipment	(282)	466	344
Deferred income tax (benefit) expense	(12,957)	(9,850)	3,945
Impairment charges	—	10,472	14,141
Net pension curtailments and settlements	—	94	3,328
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(30,490)	(707)	(23,933)
Decrease (increase) in inventory	(43,458)	(1,288)	20,485
Decrease (increase) in prepaid and other current assets	(3,855)	2,475	869
Increase (decrease) in accounts payable and accrued expenses	40,219	(21,877)	(18,575)
Increase (decrease) in unearned revenue	106	2,935	(2,538)
Increase (decrease) in interest and taxes payable	(220)	(157)	(805)
Increase (decrease) in unearned income due to customer prepayments	13,752	54,103	4,733
Domestic pension plan contributions	—	—	(4,500)
Other — net	2,894	378	(1,300)
Net cash provided by operating activities	90,241	101,057	99,222
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(392,240)	(130,715)	—
Payments for purchase of property, plant, and equipment	(102,910)	(67,274)	(24,251)
Payments for mine development	—	—	(2,277)
Proceeds from settlement of currency exchange contract	—	3,249	—
Proceeds from sale of property, plant, and equipment	881	33	44
Net cash used in investing activities	(494,269)	(194,707)	(26,484)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	118,297	34,000	—
Proceeds from term loan	300,000	—	—
Repayment of long-term debt	(2,054)	(20,634)	(823)
Principal payments under finance lease obligations	(2,819)	(2,213)	(1,200)
Cash dividends paid	(9,697)	(9,257)	(8,856)
Deferred financing costs	(7,403)	—	(2,130)
Repurchase of common stock	—	(6,766)	(199)
Payments of withholding taxes for stock-based compensation awards	(3,318)	(2,221)	(4,846)
Net cash provided by (used in) financing activities	393,006	(7,091)	(18,054)
Effects of exchange rate changes	(394)	1,612	(322)
Net change in cash and cash equivalents	(11,416)	(99,129)	54,362
Cash and cash equivalents at beginning of period	25,878	125,007	70,645
Cash and cash equivalents at end of period	$14,462	$25,878	$125,007
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2021 and 2020
Consolidated Balance Sheets

(Thousands)	2021	2020
Assets
Current assets
Cash and cash equivalents (Note A)	$14,462	$25,878
Accounts receivable (Note A)	223,553	166,447
Inventories, net (Notes A and J)	361,115	250,778
Prepaid and other current assets	28,122	20,896
Total current assets	627,252	463,999
Deferred income taxes (Notes A and H)	5,431	3,134
Property, plant, and equipment (Notes A and K)	1,132,223	998,312
Less allowances for depreciation, depletion, and amortization	(723,248)	(688,626)
Property, plant, and equipment — net	408,975	309,686
Operating lease, right-of-use asset (Note M)	63,096	62,089
Intangible assets (Notes A and N)	156,736	54,672
Other assets (Note P)	27,369	19,364
Goodwill (Notes A and N)	318,620	144,916
Total Assets	$1,607,479	$1,057,860

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note O)	$15,359	$1,937
Accounts payable	86,243	55,640
Salaries and wages	37,544	18,809
Other liabilities and accrued items	53,388	40,887
Income taxes (Notes A and H)	4,205	1,898
Unearned revenue (Note D)	7,770	7,713
Total current liabilities	204,509	126,884
Other long-term liabilities	14,954	14,313
Operating lease liabilities (Note M)	57,099	56,761
Finance lease liabilities (Note M)	16,327	20,539
Retirement and post-employment benefits (Note P)	33,394	41,877
Unearned income (Notes A and L)	97,962	86,761
Long-term income taxes (Notes A and H)	1,190	2,689
Deferred income taxes (Notes A and H)	27,216	15,864
Long-term debt (Note O)	434,388	36,542
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2021 and 2020)	271,978	258,642
Retained earnings	693,756	631,058
Common stock in treasury (6,700 shares for 2021 and 6,820 shares for 2020)	(209,920)	(199,187)
Accumulated other comprehensive loss (Note Q)	(40,169)	(38,639)
Other equity	4,795	3,756
Total shareholders’ equity	720,440	655,630
Total Liabilities and Shareholders’ Equity	$1,607,479	$1,057,860
-

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2018	20,242	6,906	$234,704	$580,706	$(175,426)	$(58,234)	$4,488	$586,238
Net income	—	—	—	53,394	—	—	—	53,394
Other comprehensive income	—	—	—	—	—	9,444	—	9,444
Net pension curtailments and settlements	—	—	—	—	—	3,328	—	3,328
Cumulative effect of accounting change	—	—	—	(179)	—	—	—	(179)
Cash dividends declared ($0.435 per share)	—	—	—	(8,856)	—	—	—	(8,856)
Stock-based compensation activity	252	(252)	14,876	(111)	(7,595)	—	—	7,170
Payments for withholding taxes for stock-based compensation awards	(89)	89	—	—	(4,846)	—	—	(4,846)
Repurchase of shares	(5)	5	—	—	(199)	—	—	(199)
Directors' deferred compensation	4	(4)	94	—	1,221	—	(1,066)	249
Balance at December 31, 2019	20,404	6,744	$249,674	$624,954	$(186,845)	$(45,462)	$3,422	$645,743
Net income	—	—	—	15,462	—	—	—	15,462
Other comprehensive income	—	—	—	—	—	6,729	—	6,729
Net pension curtailments and settlements	—	—	—	—	—	94	—	94
Cash dividends declared ($0.455 per share)	—	—	—	(9,257)	—	—	—	(9,257)
Stock-based compensation activity	117	(117)	8,867	(101)	(3,147)	—	—	5,619
Payments for withholding taxes for stock-based compensation awards	(39)	39	—	—	(2,221)	—	—	(2,221)
Repurchase of shares	(158)	158	—	—	(6,766)	—	—	(6,766)
Directors’ deferred compensation	4	(4)	101	—	(208)	—	334	227
Balance at December 31, 2020	20,328	6,820	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	72,474	—	—	—	72,474
Other comprehensive income	—	—	—	—	—	(1,530)	—	(1,530)
Cash dividends declared ($0.475 per share)	—	—	—	(9,697)	—	—	—	(9,697)
Stock-based compensation activity	164	(164)	13,142	(79)	(6,546)	—	—	6,517
Payments for withholding taxes for stock-based compensation awards	(49)	49	—	—	(3,318)	—	—	(3,318)
Directors’ deferred compensation	5	(5)	193	—	(869)	—	1,040	364
Balance at December 31, 2021	20,448	6,700	$271,977	$693,756	$(209,920)	$(40,169)	$4,796	$720,440

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
The amounts reflected in Note B are the results of the preliminary purchase price allocation for the HCS-Electronic Materials acquisition and will be updated upon completion of the final valuation. The Company is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined.
Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2021. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the expected losses resulting from the inability of customers to pay amounts due. The Company considers the current market conditions and credit losses related to the Company's trade receivables based on the macroeconomic environment, geographic considerations, and other expected market trends. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. Accounts receivable were net of an allowance for credit losses of $0.5 million at both December 31, 2021 and 2020. The change in the allowance for credit losses includes expense and net write-offs, neither of which were material. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
Inventories: Inventories are stated at lower of cost or net realizable value. All of the Company's inventories, except for its bertrandite ore mine which values inventory using a weighted average cost method, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the first-in, first-out (FIFO) method as of December 31, 2021 and 2020.

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
Mineral Resources and Mine Development: Property acquisition costs are capitalized as mineral resources on the balance sheet and are depleted using the units-of-production method based upon total estimated recoverable proven reserves of the beryllium-bearing bertrandite ore body. The Company uses beryllium pounds as the unit of accounting measure, and depletion expense is recorded on a pro-rata basis based upon the amount of beryllium pounds extracted as a percentage of total estimated beryllium pounds contained in the ore body.
Mine development costs at our open pit surface mines include drilling, infrastructure, other related costs to delineate an ore body and the removal of overburden to initially expose an ore body. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.
In 2020, the Company expanded a mine to further develop an ore body. Since the pre-production phase ended when ore was first extracted from this mine, the Company recognized approximately $12.9 million of mine development costs in 2020 as a component of cost of sales. This expansion is expected to benefit future periods.
The cost of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production phase is capitalized during the development of an open-pit mine and are capitalized at each pit. These costs are amortized as the ore is extracted using the units-of-production method based upon total estimated recoverable proven reserves for the individual pit. The Company uses beryllium pounds as the unit of accounting measure for recording amortization.
To the extent that the aforementioned costs benefit an entire ore body, the costs are amortized over the estimated useful life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block area.
Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of costs applicable to sales. All other drilling and related costs are expensed as incurred.
Goodwill and Other Intangible Assets:  Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill and indefinite-lived intangible asset impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis of impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment ("step one") where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Intangible assets with finite lives are amortized using the straight-line method or effective interest method, as applicable, over the periods estimated to be benefited, which is generally 20 years or less. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant.

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
Also included in Unearned Income as of December 31, 2021 and 2020, are $72.6 million and $58.8 million, respectively, of customer prepayments. See Note L for additional discussion.
Advertising Costs: The Company expenses all advertising costs as incurred. Advertising costs were $0.3 million in 2021, $0.3 million in 2020, and $0.7 million in 2019.
Stock-based Compensation:  The Company recognizes stock-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Stock-based awards include performance-based restricted stock units (PRSUs), restricted stock units (RSUs), and stock appreciation rights (SARs). The fair value of PRSUs and RSUs is primarily based on the closing market price of a share of the Company's common stock on the date of grant, modified as appropriate to take into account the features of such grants. SARs are granted with an exercise price equal to the closing price of the Company's common shares on the date of grant. The fair value of SARs is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. The portion of the PRSU awards that are valued based on the Company's total shareholder return as compared to peers is valued using Monte Carlo simulations, which incorporates assumptions regarding the expected volatility, the expected correlation, and the risk-free interest rate. See Note R for additional information about stock-based compensation.
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
New Pronouncements Adopted:  In November 2020, the Securities Exchange Commission (SEC) issued the SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which simplifies Management’s Discussion and Analysis (MD&A) and certain financial disclosure requirements in SEC regulation S-K. The final rule eliminates Regulation S-K, Item 301, “Selected Financial Data”, simplifies Regulation S-

K, Item 302, “Supplementary Financial Information”, and amends certain aspects of Regulation S-K, Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company adopted the standard on December 31, 2021. The adoption did not materially impact the Company's financial statements or disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires companies to apply ASC 606 on the acquisition date to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This is an exception to the recognition and measurement principle in ASC 805 which generally requires an acquirer to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. For public entities, the guidance is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company has early adopted this guidance and has applied it to the accounting for contract assets and contract liabilities acquired as part of the HCS-Electronic Materials (as defined in Note B) acquisition.
New Accounting Guidance Issued and Not Yet Adopted: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company does not expect the transition away from LIBOR to have a material impact on interest expense or on the financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Acquisition

On November 1, 2021, the Company acquired the industry-leading electronic materials business of H.C. Starck Group GmbH (HCS-Electronic Materials) for a cash purchase price of approximately $395.9 million, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. Acquisition-related transaction and integration costs totaled $11.8 million in 2021. These costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income. Acquisition-related inventory step-up expense during the fourth quarter of 2021 was $5.0M and are recorded in cost of sales in the Consolidated Statements of Income. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility entered during October 2021 and $103 million of borrowings under its amended revolving credit facility, which was also extended to expire five years in October 2026. The interest rate for the term loan is based on LIBOR plus a tiered rate determined by the Company's quarterly leverage ratio. This acquired business operates within the Performance Alloys and Composites and Advanced Materials segments, and the results of operations are included as of the date of acquisition. The combination of Materion and HCS-Electronic Materials enhances the Company's position as the leading supplier to the high growth semiconductor industry.

The preliminary purchase price allocation for the acquisition is as follows:

(Thousands)	November 1, 2021
Assets:
Cash and cash equivalents	$3,685
Accounts receivable	28,352
Inventories	70,681
Prepaid and other current assets	660
Property, plant, and equipment	44,681
Operating lease, right-of-use assets	6,120
Intangible assets	107,800
Other long-term assets	4,528
Goodwill	178,181
Total assets acquired	$444,688

Liabilities:
Accounts payable	$12,139
Salaries and wages	2,516
Other liabilities and accrued items	28
Income taxes	2,183
Other long-term liabilities	5,543
Operating lease liabilities	6,042
Deferred income taxes	20,300
Total liabilities assumed	$48,751
Net assets acquired	$395,937

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The Company engaged specialists to assist in the valuation of inventories, property, plant, and equipment, and intangible assets. The estimates in the purchase price allocation are based on available information and will be revised during the measurement period, not to exceed 12 months, as additional information becomes available on tax-related items, and as additional analyses are performed. The purchase price allocation is preliminary as a result of the proximity of the acquisition date to December 31, 2021, and as a result, no elements of the purchase price allocation have been finalized. During the measurement period for each acquisition, we will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

In determining the fair value of the amounts above, inventory is fair valued based on the comparative sales method for work in process and finished goods at the selling price less cost to dispose and remaining manufacturing effort. The remaining working capital accounts' carrying values approximate fair value. For property, plant and equipment and intangible asset values, the Company utilized various forms of the income, cost and market approaches depending on the asset being valued. The Company used a relief from royalty method under the income approach to value its trade names and developed technology and the multi-period excess earnings method under the income approach to value customer relationships. The significant assumptions used to estimate the fair value of these intangible assets included the discount rate and certain assumptions that form the basis of future cash flows (including revenue growth rates, royalty rates for trade names and developed technology, and attrition rates for customer relationships). Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions and are considered Level 3 assets as the assumptions are unobservable inputs developed by the Company.

The Company's consolidated financial statements include the results of operations of HCS-Electronic Materials from the acquisition date through December 31, 2021.

As part of the acquisition, the Company recorded approximately $178.2 million of goodwill allocated between its Advance Materials and Performance Alloys and Composites segments based on the relative fair values. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired and primarily attributable to the synergies expected to arise after the acquisition dates. The goodwill is not expected to be deductible for U.S. tax purposes.

The following table reports the intangible assets by asset category as of the closing date:

(Thousands)	Value at Acquisition	Useful Life
Customer relationships	$50,200	13 years
Technology	35,300	13 years
Trade name	22,300	15 years
Total	$107,800

The amounts of revenue and income (loss) before taxes of HCS-Electronic Materials since the acquisition date in the consolidated statements are $26.7 million and ($2.8) million, respectively and include two months of the purchase accounting inventory step-up expense. Had the HCS-Electronic Materials acquisition occurred as of the beginning of fiscal 2020, the Company's sales and income (loss) before taxes would have been as follows:

	(Unaudited)
	Year Ended December 31,
	2021	2020
Net Sales	$1,659,620	$1,308,300
Profit income (loss) before taxes	$91,551	$(17,761)

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2020. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. The transaction accounting adjustments and other adjustments are based on available information and assumptions that the Company’s management believes are reasonable. Such adjustments are estimates and actual experience may differ from expectations. The amortization of inventory step-up from the preliminary purchase price allocation of approximately $15 million of expense is reflected in the 2020 unaudited pro forma income (loss) before taxes above. Additionally, the 2020 pro forma income (loss) before taxes includes approximately $10 million of additional interest expense related to committed financing to fund the acquisition, annual acquisition-related intangible asset amortization expense of $8.2 million, and transaction expenses of $5.5 million as if it occurred on January 1, 2020.

On July 17, 2020, the Company completed the acquisition of Optics Balzers AG (Optics Balzers), an industry leader in thin film optical coatings. The purchase price for Optics Balzers was $136.1 million, including the assumption of $22.5 million of debt. The transaction was funded with cash on hand. Based on the fair value of assets acquired and liabilities assumed, goodwill of $70.6 million and identifiable intangible assets of $49.3 million were recorded. Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in the Company's Precision Optics segment and the results of Optics Balzers are not material to the Company's Consolidated Financial Statements. No material measurement period adjustments have been recorded during 2021, and as of October 1, 2021, the purchase price allocation is complete.
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
Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.

The Other reportable segment includes unallocated corporate costs and assets.
Financial information for reportable segments was as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
2021
Net sales	$511,874	$866,816	$131,954	$—	$1,510,644
Intersegment sales	172	13,880	—	—	14,052
Operating profit (loss)	67,908	35,330	14,185	(40,312)	77,111
Depreciation, depletion, and amortization	21,685	9,602	10,883	1,967	44,137
Expenditures for long-lived assets	82,987	10,780	7,523	1,620	102,910
Total assets	636,182	653,595	252,711	64,991	1,607,479
2020
Net sales	$394,195	$670,867	$111,212	$—	$1,176,274
Intersegment sales	6	35,912	—	—	35,918
Operating profit (loss)	13,597	22,120	(4,382)	(23,120)	8,215
Depreciation, depletion, and amortization	25,782	8,061	6,564	1,977	42,384
Expenditures for long-lived assets	53,841	9,003	908	3,522	67,274
Total assets	477,892	251,637	268,004	60,327	1,057,860
2019
Net sales	$500,201	$573,763	$111,460	$—	$1,185,424
Intersegment sales	38	70,047	—	—	70,085
Operating profit (loss)	73,815	25,124	(3,550)	(24,843)	70,546
Depreciation, depletion, and amortization	24,437	8,955	5,695	2,029	41,116
Expenditures for long-lived assets	15,520	7,572	1,045	2,391	26,528
Total assets	442,885	214,961	78,981	161,603	898,430

Intersegment sales are eliminated in consolidation.
The primary measure used in evaluating segment performance is operating profit. Segment assets are evaluated based upon a return on invested capital metric, which includes inventory, accounts receivable, and property, plant, and equipment.
A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

(Thousands)	2021	2020	2019
Total operating profit for reportable segments	$77,111	$8,215	$70,546
Other non-operating (income) expense - net	(5,115)	(3,939)	3,431
Interest expense - net	4,901	3,879	1,579
Income before income taxes	$77,325	$8,275	$65,536

Other geographic information includes the following:

(Thousands)	2021	2020	2019
Net sales
United States	$794,862	$641,727	$743,345
Asia	426,303	329,968	256,114
Europe	270,213	189,281	169,132
All other	19,266	15,298	16,833
Total	$1,510,644	$1,176,274	$1,185,424
Property, plant, and equipment, net by country deployed
United States	$327,969	$223,340	$194,596
All other	81,006	86,346	37,680
Total	$408,975	$309,686	$232,276

International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.
The following table disaggregates revenue for each segment by end market for 2021 and 2020:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Other	Total
2021
End Market
Semiconductor	$8,481	$683,085	$2,572	$—	$694,138
Industrial	123,337	45,025	32,779	—	201,141
Aerospace and Defense	86,046	5,509	23,622	—	115,177
Consumer Electronics	41,694	1,184	32,485	—	75,363
Automotive	105,466	7,321	8,356	—	121,143
Energy	23,913	99,330	—	—	123,243
Telecom and Data Center	53,510	173	—	—	53,683
Other	69,427	25,189	32,140	—	126,756
Total	$511,874	$866,816	$131,954	$—	$1,510,644

2020
End Market
Semiconductor	$4,626	$526,553	$456	$—	$531,635
Industrial	90,884	38,052	18,096	—	147,032
Aerospace and Defense	67,173	6,241	19,539	—	92,953
Consumer Electronics	47,983	479	21,566	—	70,028
Automotive	66,489	6,262	3,532	—	76,283
Energy	20,587	75,768	—	—	96,355
Telecom and Data Center	44,313	2,183	—	—	46,496
Other	52,140	15,329	48,023	—	115,492
Total	$394,195	$670,867	$111,212	$—	$1,176,274

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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2021. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $81.9 million.
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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2021	December 31, 2020	$ change	% change
Accounts receivable, trade	$213,584	$156,821	$56,763	36%
Unbilled receivables	7,961	8,832	(871)	(10)%
Unearned revenue	7,770	7,713	57	1%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2021.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.
Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $6.8 million of the December 31, 2020 unearned amounts as revenue during 2021. The Company recognized approximately $3.2 million of the December 31, 2019 unearned amounts as revenue during 2020.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Restructuring
During 2020, the Company committed to a plan to sell its Large Area Coatings (LAC) business (a reporting unit within the Precision Optics segment) and determined that it met the criteria to be classified as held for sale. The Company recorded a goodwill impairment charge of $9.1 million in the first quarter of 2020 to write-off the remaining balance of goodwill for the LAC reporting unit. In addition, the Company estimated the fair value of the disposal group as a whole, less costs to sell, and compared the fair value to the remaining carrying value. Based on this review, the Company recorded an additional $1.4 million asset impairment loss. During the third quarter of 2020, the Company concluded that it intended to close its LAC business and, as a result, only a portion of the fixed assets of the LAC business are classified as held for sale. At December 31, 2020, fixed assets totaling $0.2 million were classified as held for sale and reflected within Prepaid and other current assets in the Consolidated Balance Sheet, and these assets were disposed of in early 2021.
In 2021, the Company resolved the remaining restructuring items that held over from 2020 and as a result reversed $0.4 million of accruals that were on the balance sheet at the end of 2020.
Costs associated with the closure of the LAC business totaled $1.7 million in 2020 and included $0.7 million of severance associated with approximately 20 employees and $1.0 million of facility and other related costs.
Remaining severance payments of $0.6 million and facility costs of $1.0 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items, respectively, in the Consolidated Balance Sheet. All remaining severance payments were paid in 2021.
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
Also, in 2020, the Company initiated a restructuring plan in its Performance Alloys and Composites segment to close its Warren, Michigan and Fremont, California locations. Costs associated with the plan totaled $8.8 million in 2020 and included $2.1 million of severance associated with approximately 63 employees, and $5.3 million of facility and other related costs. Remaining severance payments of $0.5 million and facility costs of $0.5 million related to these initiatives are reflected within Salaries and wages and Other liabilities and accrued items in the Consolidated Balance Sheet as of December 31, 2020. The Company does not expect to incur any additional costs associated with these initiatives. Remaining severance payments as of December 31, 2021 were immaterial.
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
Costs associated with cost reduction actions in 2018 were in the Advanced Materials segment and included severance associated with approximately forty employees and other related costs. Remaining severance payments as of December 31, 2021 are immaterial.
These costs are presented in the Company's segment results as follows:

(Thousands)	2021	2020	2019
Performance Alloys and Composites	$—	$8,763	$—
Advanced Materials	—	—	—
Precision Optics	(438)	2,052	328
Other	—	422	457
Total	$(438)	$11,237	$785

Note F — Other-net
Other-net is summarized for 2021, 2020, and 2019 as follows:

	(Income) Expense
(Thousands)	2021	2020	2019
Metal consignment fees	$9,305	$8,587	$9,247
Amortization of intangible assets	5,973	2,377	1,400
Foreign currency loss (gain)	1,573	(2,569)	666
Net (gain) loss on disposal of fixed assets	(282)	466	344
Rental income	—	—	(87)
Other items	168	(398)	213
Total other-net	$16,737	$8,463	$11,783
Note G — Interest Expense-net
The following chart summarizes the interest incurred, capitalized, and paid in 2021, 2020, and 2019:

(Thousands)	2021	2020	2019
Interest incurred, net	$5,277	$3,889	$1,641
Less: Capitalized interest	376	10	62
Total net expense	$4,901	$3,879	$1,579
Interest paid	$3,652	$3,442	$1,799
The increase in interest expense in 2021 versus 2020 was driven by increased borrowings under our revolving credit facility and new term loan during 2021 primarily to finance the acquisition of HCS-Electronic Materials. The increase in interest expense in 2020 compared to 2019 was driven by increased borrowings under our revolving credit facility during 2020 primarily to finance the acquisition of Optics Balzers. Amortization of deferred financing costs within interest expense was $1.0 million in 2021, $0.8 million in 2020, and $1.0 million in 2019.

Note H — Income Taxes

On March 11, 2021, President Biden signed the American Rescue Plan (the Rescue Plan) into law. The Rescue Plan, among other things, extended and enhanced a number of current-law tax incentives for businesses. The Company has examined the impact of the Rescue Plan on its business and has determined it does not have a material impact to its consolidated financial statements.

Income (loss) before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2021	2020	2019
Income (loss) before income taxes:
Domestic	$54,684	$(1,153)	$60,271
Foreign	22,641	9,428	5,265
Total income (loss) before income taxes	$77,325	$8,275	$65,536
Income tax expense:
Current income tax expense (benefit):
Domestic	$14,603	$812	$6,995
Foreign	3,205	1,851	1,202
Total current	$17,808	$2,663	$8,197
Deferred income tax (benefit) expense:
Domestic	$(7,953)	$(5,641)	$2,687
Foreign	(5,004)	(4,209)	1,258
Total deferred	$(12,957)	$(9,850)	$3,945
Total income tax expense (benefit)	$4,851	$(7,187)	$12,142

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax effect	(0.3)	(10.0)	1.0
Effect of excess of percentage depletion over cost depletion	(3.4)	(43.0)	(4.3)
Foreign derived intangible income deduction	(2.3)	(1.8)	(3.0)
Non-deductible goodwill impairment	—	7.1	1.1
Tax Cuts and Jobs Act impact	—	—	2.3
Research and development tax credit	(1.2)	(16.4)	(1.1)
Foreign tax credit	—	—	(0.3)
Impact of foreign operations	0.3	(5.3)	0.9
Non-deductible transaction costs	1.6	6.9	0.2
Interest from tax authorities	—	(3.8)	—
Adjustment to unrecognized tax benefits	(1.9)	1.8	0.2
Equity compensation	(0.5)	(5.3)	(3.2)
Non-deductible officers' compensation	1.4	6.8	0.8
Valuation allowance	(8.5)	(45.5)	2.1
Other items	0.1	0.6	0.8
Effective tax rate	6.3%	(86.9)%	18.5%

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2021	2020
Asset (liability)
Post-employment benefits other than pensions	$1,714	$1,564
Other reserves	1,901	226
Deferred compensation	3,263	3,322
Environmental reserves	1,358	1,301
Revenue recognition	5,027	—
Lease liabilities	11,639	10,469
Interest expense carryforward	14,163	—
Pensions	1,393	7,456
Accrued compensation expense	6,410	2,683
Net operating loss and credit carryforwards	11,423	12,711
Subtotal	58,291	39,732
Valuation allowance	(4,957)	(14,134)
Total deferred tax assets	53,334	25,598
Depreciation	(24,484)	(12,112)
Lease assets	(11,184)	(10,261)
Inventory	(2,329)	(3,532)
Amortization	(35,542)	(10,754)
Mine development	(917)	(1,669)
Unrealized gains	(663)	—
Total deferred tax liabilities	(75,119)	(38,328)
Net deferred tax liabilities	$(21,785)	$(12,730)

The Company had deferred income tax assets offset with a valuation allowance for certain foreign and state net operating losses, a domestic capital loss carryforward, state investment and research and development tax credit carryforwards, and deferred tax assets that are not likely to be realized for certain of the Company's controlled foreign corporations. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, the Company came out of a three year cumulative loss in Germany in the fourth quarter due to improving profitability. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable and released the related $6.9 million valuation allowance on deferred tax assets in Germany, resulting in an income tax benefit for this amount.

At December 31, 2021, for income tax purposes, the Company had foreign net operating loss carryforwards of $20.8 million that do not expire, and $6.7 million that expire in calendar years 2022 through 2027. The Company had state net operating loss carryforwards of $24.5 million that expire in calendar years 2022 through 2040 and state tax credits of $4.2 million that expire in calendar years 2022 through 2036. The Company also had a capital loss carryforward of $8.4 million that expires in 2026. A valuation allowance of $5.0 million has been provided against certain foreign and state net operating loss carryforwards, a U.S. capital loss carryforward, and state tax credits due to uncertainty of their realization.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2018, state and local examinations for years before 2017, and foreign examinations for tax years before 2015.

We operate under a tax holiday in Malaysia, which is effective through July 31, 2022 and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment, sales, and investment thresholds. The impact of this tax holiday decreased foreign taxes by $0.4 million and $0.5 million in 2021 and 2020, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.02 and $0.03 in 2021 and 2020, respectively.

A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2021 and 2020 is as follows:

(Thousands)	2021	2020
Balance at January 1	$2,360	$3,221
Additions to tax provisions related to the current year	431	191
Additions to tax positions related to prior years	—	—
Reduction to tax positions related to prior years	(45)	(349)
Lapses on statutes of limitations	(1,604)	(703)
Balance at December 31	$1,142	$2,360
Included in the balance of unrecognized tax benefits, including interest and penalties, as of December 31, 2021 and December 31, 2020 are $1.2 million and $2.7 million, respectively, of tax benefits that would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2021, 2020, and 2019. As of December 31, 2021 and 2020, accrued interest and penalties, net of the related tax benefit, were immaterial.
Income taxes paid during 2021, 2020, and 2019, were approximately $21.8 million, $3.9 million, and $9.3 million, respectively.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2021. The amount of such unrepatriated earnings totaled $102.3 million as of

December 31, 2021. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Note I — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2021	2020	2019
Numerator for basic and diluted EPS:
Net income	$72,474	$15,462	$53,394
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,422	20,338	20,365
Effect of dilutive securities:
Stock appreciation rights	78	39	72
Restricted stock units	124	102	75
Performance-based restricted stock units	65	124	143
Diluted potential common shares	267	265	290
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,689	20,603	20,655
Basic EPS	$3.55	$0.76	$2.62
Diluted EPS	$3.50	$0.75	$2.59
Equity awards covering shares of common stock totaling 55,598 in 2021, 166,255 in 2020, and 71,199 in 2019 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note J — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2021	2020
Raw materials and supplies	$93,518	$42,905
Work in process	221,638	156,093
Finished goods	45,959	51,780
Inventories, net	361,115	250,778
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
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $480.2 million as of December 31, 2021 versus $400.0 million as of December 31, 2020.

Amounts for the year ended December 31, 2020 have been revised to reflect a $44.6 million reclassification out of work in process and into finished goods inventory.
Note K — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2021	2020
Land	$26,627	$5,686
Buildings	173,907	165,144
Machinery and equipment	687,502	645,195
Software	45,445	43,652
Construction in progress	130,838	69,297
Allowances for depreciation	(690,166)	(662,724)
Subtotal	374,153	266,250
Finance leases	32,865	34,301
Allowances for depreciation	(6,193)	(4,914)
Subtotal	26,672	29,387
Mineral resources	4,980	4,979
Mine development	30,059	30,058
Allowances for amortization and depletion	(26,889)	(20,988)
Subtotal	8,150	14,049
Property, plant, and equipment — net	$408,975	$309,686
The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in Unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment. Unearned income was reduced by $4.3 million in both 2021 and 2020 and $4.4 million in 2019 and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin.
We recorded depreciation and depletion expense of $31.4 million in 2021, $30.9 million in 2020, and $30.3 million in 2019. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is net of the reduction in the unearned income liability in 2021, 2020, and 2019. The net carrying value of capitalized software was $5.4 million and $5.0 million at December 31, 2021 and December 31, 2020, respectively. Depreciation expense related to software was $1.8 million, $1.8 million, and $2.4 million in 2021, 2020, and 2019, respectively.
Note L — Customer Prepayments
The Company entered into investment and master supply agreements with a customer to procure equipment to manufacture product for the customer. The customer provided prepayments to the Company to enable the Company to purchase and install certain equipment and make necessary infrastructure improvements to supply product to the customer. The Company will own the equipment and be responsible for operating and maintenance costs. The prepayment from the customer will be applied when the product is sold and delivered to the customer in connection with a master supply agreement. Accordingly, as of December 31, 2021 and 2020, $72.6 million and $58.8 million, respectively, of prepayments are classified as Unearned income in the Consolidated Balance Sheet and the liabilities are expected to be settled as commercial shipments are made.

Note M — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of December 31, 2021, we had no material leases that had yet to commence.
The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term over which lease payments are made, adjusted for the impact of collateral.
The components of operating and finance lease cost for 2021 and 2020 were as follows:

(Thousands)	2021	2020
Components of lease expense
Operating lease cost	$11,825	$10,602

Finance lease cost
Amortization of right-of-use assets	1,989	1,324
Interest on lease liabilities	1,009	1,021
Total lease cost	$14,823	$12,947
The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2021 and 2020 is as follows:

(Thousands, except lease term and discount rate)	2021	2020
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$63,096	$62,089
Other liabilities and accrued items	7,906	6,908
Operating lease liabilities	57,099	56,761

Finance Leases
Property, plant, and equipment	$32,865	$34,301
Allowances for depreciation, depletion, and amortization	(6,193)	(4,914)
Finance lease assets, net	$26,672	$29,387
Other liabilities and accrued items	$2,800	$2,925
Finance lease liabilities	16,327	20,539
Total principal payable on finance leases	$19,127	$23,464

Weighted Average Remaining Lease Term
Operating leases	11.47	12.72
Finance leases	16.96	16.59

Weighted Average Discount Rate
Operating leases	6.19%	6.46%
Finance leases	4.99%	4.88%

Future maturities of the Company's lease liabilities as of December 31, 2021 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2022	$3,644	$11,551
2023	2,384	10,970
2024	1,466	8,785
2025	1,311	7,909
2026	1,285	6,500
2027 and thereafter	18,980	47,129
Total lease payments	29,070	92,844
Less amount of lease payment representing interest	9,943	27,839
Total present value of lease payments	$19,127	$65,005

Supplemental cash flow information related to leases was as follows:

(Thousands)	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,580	$16,216
Operating cash flows from finance leases	1,009	1,021
Financing cash flows from finance leases	2,819	2,213

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,191	43,037
Finance leases	—	6,736

Note N — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2021 and 2020, is as follows:

	2021			2020
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$111,220	$(22,777)	$88,443	$81,231	$(38,773)	$42,458
Technology	45,614	(7,517)	38,097	16,915	(13,290)	3,625
Licenses and other	33,868	(7,279)	26,589	11,457	(4,840)	6,617
Total	$190,702	$(37,573)	$153,129	$109,603	$(56,903)	$52,700

During 2021, the Company acquired $50.2 million in customer relationships with a useful life of 13 years and $35.3 million in technology with a useful life of 13 years, as well as a $22.3 million trade name with a useful life of 15 years related to the HCS-Electronic Materials acquisition.
During 2020, the Company accelerated amortization on $26.2 million of intangible assets for its LAC business that was shut down on December 31, 2020. These assets were fully amortized as of December 31, 2020 and fully written off in 2021 with no impact to the Consolidated Statements of Income in 2021.

Amortization expense for 2021, 2020, and 2019 was $6.0 million, $2.4 million, and $1.4 million, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2022	13,159
2023	12,520
2024	12,427
2025	11,794
2026	10,515
Intangible assets also includes deferred financing costs relating to the Company's revolving credit and consignments lines of $3.6 million and $2.0 million at December 31, 2021 and 2020, respectively.
Goodwill
In 2021, the Company acquired HCS-Electronic Materials for a total purchase price of $395.9 million, and recorded goodwill of $178.2 million. Goodwill of $154.3 million and $23.9 million associated with the HCS-Electronic Materials acquisition was allocated to the Advanced Materials and Performance Alloys and Composites segments, respectively.
The balance of goodwill at December 31, 2021 and 2020 was $318.6 million and $144.9 million, respectively.
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Alloys and Composites	Advanced Materials	Precision Optics	Total
Balance at December 31, 2019	$1,899	$50,190	$26,922	$79,011
Acquisition	—	—	70,577	70,577
Impairment charge	—	—	(9,053)	(9,053)
Other	—	337	4,044	4,381
Balance at December 31, 2020	$1,899	$50,527	$92,490	$144,916
Acquisition	23,904	154,277	—	178,181
Impairment charge	—	—	—	—
Other	—	(284)	(4,193)	(4,477)
Balance at December 31, 2021	$25,803	204,520	$88,297	$318,620
In 2019, the Company recorded a $11.6 million goodwill impairment charge to record an initial impairment charge for the LAC reporting unit that was determined to have a fair value below the carrying value of the assets for the reporting unit. In 2020, the Company recorded a $9.1 million goodwill impairment charge to write-off the remaining balance of goodwill for the LAC reporting unit which was closed as of December 31, 2020. The results of the Company's 2021, 2020, and 2019 annual goodwill impairment assessments indicated that no other goodwill impairment existed.
There were no accumulated impairment losses in 2021, compared to $20.6 million at December 31, 2020, all of which related to the LAC reporting unit.

Note O — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2021	2020
Borrowings under Credit Agreement with average interest rate of 2.12% at December 31, 2021	$152,296	$34,000
Borrowings under the Term Loan Facility	300,000	—
Foreign debt	2,252	3,157
Fixed rate industrial development revenue bonds	—	1,322
Total long-term debt outstanding	454,548	38,479
Current portion of long-term debt	(15,359)	(1,937)
Gross long-term debt	$439,189	$36,542
Unamortized deferred financing fees	(4,801)	—
Long-term debt	$434,388	$36,542
Maturities on long-term debt instruments as of December 31, 2021 are as follows:

(Thousands)
2022	$15,359
2023	15,359
2024	30,359
2025	30,359
2026	362,620
2027 and thereafter	492
Total	$454,548

In 2021, the Company amended and restated our $375.0 million revolving credit facility (Credit Agreement) in connection with the HCS-Electronic Materials acquisition. A $300 million delayed draw term loan facility was added to the Credit Agreement and the maturity date of the Credit Agreement was extended from 2024 to 2026. Moreover, the Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $150.0 million. On November 1, 2021, Materion borrowed the full $300 million available under the delayed draw term loan facility and used the proceeds to pay a portion of the purchase price of the HCS-Electronic Materials acquisition.

The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metals, copper and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2021 and December 31, 2020. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement. At December 31, 2021 and 2020, there was $452.3 million and $34.0 million outstanding under the Credit Agreement, respectively.

At December 31, 2021 and 2020 there was $46.3 million and $48.1 million letters of credit outstanding against the credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.35% as of December 31, 2021) on the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines totaled $176.4 million as of December 31, 2021.

Note P — Pensions and Other Post-Employment Benefits
The obligation and funded status of the Company’s pension and other post-employment benefit plans are shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
(Thousands)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$246,107	$186,760	$8,190	$8,681
Service cost	1,722	1,403	80	59
Interest cost	4,186	5,234	116	213
Net pension curtailments and settlements	—	(609)	—	—
Acquisition	—	30,360	—	—
Plan amendments	—	(799)	—	—
Actuarial (gain) loss	(8,448)	24,259	(112)	224
Benefit payments	(4,927)	(4,612)	(742)	(989)
Foreign currency exchange rate changes and other	(2,861)	4,111	(18)	2
Benefit obligation at end of year	235,779	246,107	7,514	8,190
Change in plan assets
Fair value of plan assets at beginning of year	226,176	174,046	—	—
Plan settlements	—	—	—	—
Acquisition	—	23,774	—	—
Actual return on plan assets	6,082	30,330	—	—
Employer contributions	955	614	—	—
Employee contributions	878	498	—	—
Benefit payments from fund	(5,399)	(4,720)	—	—
Expenses paid from assets	(313)	(234)	—	—
Foreign currency exchange rate changes and other	(1,039)	1,868	—	—
Fair value of plan assets at end of year	227,340	226,176	—	—
Funded status at end of year	$(8,439)	$(19,931)	$(7,514)	$(8,190)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$18,566	$13,074	$—	$—
Other liabilities and accrued items	(1,662)	(470)	(754)	(866)
Retirement and post-employment benefits	(25,343)	(32,535)	(6,760)	(7,324)
Net amount recognized	$(8,439)	$(19,931)	$(7,514)	$(8,190)

The benefit obligation decreased in 2021 due to actuarial gains that were driven by increases in the discount rate as well as participant census data updates.
In 2019, the Company's Board of Directors approved changes to the U.S. defined benefit pension plan. The Company froze the pay and service amounts used to calculate the pension benefits for active participants as of January 1, 2020. The Company recognized a non-cash pretax pension curtailment charge of $3.3 million associated with the plan amendment in 2019.
The following amounts are included within accumulated other comprehensive loss at December 31, 2021:

	Pension Benefits		Other Benefits
(Thousands)	2021	2020	2021	2020
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$42,440	$49,472	$(4,044)	$(3,973)
Net prior service cost (credit)	(695)	(799)	(2,054)	(3,552)
Net transition obligation/(asset)	637	—	—	—
Net amount recognized	$42,382	$48,673	$(6,098)	$(7,525)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2021	2020	2021	2020
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$233,717	$243,953	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	58,052	62,012	—	—
Aggregate fair value of plan assets	33,148	29,938	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	56,043	59,858	—	—
Aggregate fair value of plan assets	33,148	29,938	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2021	2020	2019	2021	2020	2019
Net benefit cost
Service cost	$1,722	$1,403	$5,918	$80	$59	$67
Interest cost	4,186	5,234	6,292	116	213	399
Expected return on plan assets	(9,881)	(9,333)	(8,777)	—	—	—
Amortization of prior service credit	(82)	—	483	(1,497)	(1,497)	(1,497)
Recognized net actuarial loss (gain)	2,344	1,678	3,304	(275)	(332)	(93)
Net periodic benefit (credit) cost	(1,711)	(1,018)	7,220	(1,576)	(1,557)	(1,124)
Net pension curtailments and settlements	—	94	3,328	—	—	—
Total net benefit (credit) cost	$(1,711)	$(924)	$10,548	$(1,576)	$(1,557)	$(1,124)

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

The following table summarizes amounts recognized in other comprehensive income (OCI):

	Pension Benefits			Other Benefits
(Thousands)	2021	2020	2019	2021	2020	2019
Change in other comprehensive income
OCI at beginning of year	$48,673	$48,073	$65,409	$(7,525)	$(9,578)	$(8,976)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	82	—	(3,811)	1,497	1,497	1,497
Recognized during year — net actuarial (losses) gains	(2,344)	(1,678)	(3,304)	275	332	93
Occurring during year — prior service cost	—	(799)	—	—	—	—
Occurring during year — net actuarial losses (gains)	(4,553)	3,146	2,062	(345)	224	(2,192)
Other adjustments	—	(94)	(12,212)	—	—	—
Foreign currency exchange rate changes	524	25	(71)	—	—	—
OCI at end of year	$42,382	$48,673	$48,073	$(6,098)	$(7,525)	$(9,578)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	2.42%	2.14%	3.12%	2.90%	2.45%	3.20%
Rate of compensation increase	2.19%	2.22%	3.00%	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine net cost for the fiscal year
Discount rate	4.69%	8.37%	4.16%	2.45%	3.20%	4.11%
Expected long-term return on plan assets	5.44%	5.70%	6.06%	N/A	N/A	N/A
Rate of compensation increase	2.87%	2.87%	2.99%	3.00%	3.00%	4.00%
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
Rate of Compensation Increase. The rate of compensation increase assumption is no longer applicable for the domestic defined benefit due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption for the domestic retiree medical plan was 3.0% in both 2021 and 2020.

Assumptions for the defined benefit pension plans in Germany, Liechtenstein, and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in each respective country. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2021	2020
Health care trend rate assumed for next year	6.00%	6.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2025

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2021 and 2020 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note S for definitions of the fair value hierarchy.

	December 31, 2021
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$4,777	$4,777	$—	$—
Equity securities (a)	49,618	49,618	—	—
Fixed-income securities (b)	14,344	14,344	—	—
Other types of investments:
Real estate fund (c)	3,258	3,258	—	—
Total	71,997	71,997	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	147,832
Multi-strategy hedge funds (f)	7,438
Private equity funds	73
Total assets at fair value	$227,340

	December 31, 2020
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,204	$2,204	$—	$—
Equity securities (a)	49,293	49,293	—	—
Fixed-income securities (b)	20,375	20,375	—	—
Other types of investments:
Real estate fund (c)	6,105	6,105	—	—
Total	77,977	77,977	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	143,503
Multi-strategy hedge funds (f)	4,624
Private equity funds	72
Total assets at fair value	$226,176
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

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2022.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2022	6,286	756	756
2023	7,713	708	708
2024	8,778	634	634
2025	8,932	567	567
2026	9,768	504	504
2027 through 2031	54,751	1,925	1,925
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $1.1 million at December 31, 2021 and $1.7 million at December 31, 2020, and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $9.9 million in 2021, $9.8 million in 2020, and $7.0 million in 2019.

Note Q — Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, including amounts reclassified out, for 2021, 2020, and 2019, and the balances in accumulated other comprehensive (loss) income as of December 31, 2021, 2020, and 2019 are as follows:

	Gains and Losses On Cash Flow Hedges				Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Precious Metals	Copper	Total			Total
Balance at December 31, 2018	$1,263	$79	$(441)	$901	$(54,543)	$(4,592)	$(58,234)
Other comprehensive income (loss) before reclassifications	108	(1,285)	209	(968)	9,085	(421)	7,696
Amounts reclassified from accumulated other comprehensive income	(29)	595	393	959	8,853	—	9,812
Other comprehensive income (loss) before tax	79	(690)	602	(9)	17,938	(421)	17,508
Deferred taxes on current period activity	18	(159)	136	(5)	4,741	—	4,736
Other comprehensive income (loss) after tax	61	(531)	466	(4)	13,197	(421)	12,772
Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)

Balance at December 31, 2019	$1,324	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive income (loss) before reclassifications	(1,268)	(1,675)	218	(2,725)	(2,721)	9,030	3,584
Amounts reclassified from accumulated other comprehensive income	222	2,041	354	2,617	(57)	—	2,560
Other comprehensive income (loss) before tax	(1,046)	366	572	(108)	(2,778)	9,030	6,144
Deferred taxes on current period activity	(241)	84	129	(28)	(651)	—	(679)
Other comprehensive income (loss) after tax	(805)	282	443	(80)	(2,127)	9,030	6,823
Balance at December 31, 2020	$519	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)

Balance at December 31, 2020	$519	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive income (loss) before reclassifications	2,252	508	2,444	5,204	4,428	(6,904)	2,728
Amounts reclassified from accumulated other comprehensive income	123	(193)	(3,049)	(3,119)	437	—	(2,682)
Other comprehensive income (loss) before tax	2,375	315	(605)	2,085	4,865	(6,904)	46
Deferred taxes on current period activity	546	73	(137)	482	1,094	—	1,576
Other comprehensive income (loss) after tax	1,829	242	(468)	1,603	3,771	(6,904)	(1,530)
Balance at December 31, 2021	$2,348	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)
Reclassifications of gains and losses on foreign currency cash flow hedges from accumulated other comprehensive income are recorded in Net sales in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note S for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note P for additional details on pension and other post-employment expenses.

Note R — Stock-based Compensation
The Company maintains two stock incentive plans (the 2006 Stock Incentive Plan and the 2006 Non-employee Director Equity Plan) that have been approved by its shareholders. These plans authorize the granting of option rights, stock appreciation rights (SARs), performance-restricted shares, performance shares, performance units, restricted shares, and restricted stock units (RSUs).
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $7.3 million, $5.7 million, and $11.1 million in 2021, 2020, and 2019, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $0.9 million, $0.5 million, and $2.1 million of tax benefits in 2021, 2020, and 2019, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
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
The following table summarizes the Company's SARs activity during 2021:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2020	254	$46.18
Granted	53	68.82
Exercised	(44)	41.02
Cancelled	(3)	54.61
Outstanding at December 31, 2021	260	51.55	$10,487	4.0
Vested and expected to vest as of December 31, 2021	260	51.55	10,487	4.0
Exercisable at December 31, 2021	160	45.41	7,277	3.1
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2020	106	$15.46
Granted	53	20.66
Vested	(55)	15.80
Cancelled	(4)	16.53
Nonvested as of December 31, 2021	100	$17.97

As of December 31, 2021, $1.1 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 20 months. The total fair value of shares vested during 2021, 2020, and 2019 was $0.8 million, $1.5 million, and $1.9 million, respectively.
The weighted-average grant date fair value for 2021, 2020, and 2019 was $20.66, $13.67, and $17.76, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible and continued vesting is approved by the Board of Directors as defined in the Plan. Stock-based compensation expense relating to SARs was $0.9 million in each of the last three years.

The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.57%	1.41%	2.47%
Dividend yield	0.7%	0.9%	0.7%
Volatility	37.6%	31.8%	31.7%
Expected lives (in years)	4.6	4.8	5.2
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
The fair value of RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2021, 2020, and 2019 was $68.62, $51.55, and $58.33, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $3.5 million in 2021, $2.7 million in 2020, and $2.2 million in 2019. The unamortized compensation cost on the outstanding RSUs was $4.6 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 23 months. The total fair value of shares that vested during 2021 was $2.0 million, compared to $1.2 million in both 2020 and 2019.

The following table summarizes the stock-settled RSU activity during 2021:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2020	161	$53.50
Granted	59	68.62
Vested	(40)	51.14
Forfeited	(18)	56.85
Outstanding at December 31, 2021	162	$59.23
RSUs - Non-Employee Directors. In 2021, 2020, and 2019, 9,904, 15,976, and 11,048 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs was $75.77, $48.42, and $68.79 in 2021, 2020, and 2019, respectively. The Company recognized $0.8 million of expense related to these awards in 2021, compared to $0.7 million of expense in both 2020, and 2019. At December 31, 2021, $0.3 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under the long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2021, 2020, and 2019, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants will be settled in Materion common shares and are equity classified. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.

The following table summarizes the activity related to performance-based RSUs during 2021:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2020	126	$63.61
Granted	41	83.78
Vested	(43)	50.35
Forfeited	(5)	69.00
Outstanding at December 31, 2021	119	$70.77
Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $2.2 million for 2021, $2.0 million for 2020, and $3.3 million for 2019.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. At December 31, 2021, shareholders’ equity included 0.1 million shares related to this plan.
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

The following table summarizes the financial instruments measured at fair value on the Consolidated Balance Sheets at December 31, 2021 and 2020:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial Assets
Deferred compensation investments	$4,426	$4,426	$—	$—
Foreign currency forward contracts	3,368	—	3,368	—
Precious metal swaps	116	—	116	—
Copper swaps	—	—	—	—
Total	$7,910	$4,426	$3,484	$—
Financial Liabilities
Deferred compensation liability	$4,426	$4,426	$—	$—
Foreign currency forward contracts	136	—	136	—
Precious metal swaps	24	—	24	—
Copper swaps	—	—	—	—
Total	$4,586	$4,426	$160	$—
December 31, 2020
Financial Assets
Deferred compensation investments	$3,802	$3,802	$—	$—
Foreign currency forward contracts	107	—	107	—
Precious metal swaps	127	—	127	—
Copper swaps	632	—	632	—
Total	$4,668	$3,802	$866	$—
Financial Liabilities
Deferred compensation liability	$3,802	$3,802	$—	$—
Foreign currency forward contracts	1,203	—	1,203	—
Precious metal swaps	349	—	349	—
Copper swaps	27	—	27	—
Total	$5,381	$3,802	$1,579	$—
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
The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values at December 31, 2021 and 2020.
The Company uses derivative contracts to hedge portions of its foreign currency exposures and may also use derivatives to hedge a portion of its precious metal exposures. The objectives and strategies for using derivatives in these areas are as follows:
Foreign Currency.  The Company sells a portion of its products to overseas customers in their local currencies, primarily in euro and yen. The Company secures foreign currency derivatives, mainly forward contracts and options, to hedge these anticipated sales transactions. The purpose of the hedge program is to protect against the reduction in the dollar value of foreign currency sales from adverse exchange rate movements. Should the dollar strengthen significantly, the decrease in the translated value of the foreign currency sales should be partially offset by gains on the hedge contracts. Depending upon the methods used, the hedge contracts may limit the benefits from a weakening U.S. dollar.

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
Precious Metals.    The Company maintains the majority of its precious metal production requirements on consignment in order to reduce its working capital investment and the exposure to metal price movements. When a precious metal product is fabricated and ready for shipment to the customer, the metal is purchased out of consignment at the current market price. The price paid by the Company forms the basis for the price charged to the customer. This methodology allows for changes in either direction in the market prices of the precious metals used by the Company to be passed through to the customer and reduces the impact that changes in prices could have on the Company's margins and operating profit. The consigned metal is owned by financial institutions who charge the Company a financing fee based upon the current value of the metal on hand.
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

The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$55,063	$2,132	$62,012	$107
Other liabilities and accrued items	9,425	128	7,695	55
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency gains related to these derivatives of $1.2 million in 2021, compared to $2.7 million of foreign currency gains in 2020.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Prepaid expenses
Foreign currency forward contracts - yen	$3,764	$131	$—	$—
Foreign currency forward contracts - euro	27,269	1,102	—	—
Precious metal swaps	4,096	116	2,155	127
Copper swaps	—	—	6,225	632
	35,129	1,349	8,380	759

Other assets
Foreign currency forward contracts - yen	143	2	—	—

Other liabilities and accrued items
Foreign currency forward contracts - yen	—	—	2,668	59
Foreign currency forward contracts - euro	—	—	17,611	1,089
Precious metal swaps	2,160	24	4,964	349
Copper swaps	—	—	2,445	27
	2,160	24	27,688	1,524

Other long-term liabilities
Foreign currency forward contracts - euro	1,143	8	—	—

Total	$38,575	$1,319	$36,068	$(765)
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2021, 2020, or 2019.
The fair value of derivative contracts recorded in accumulated other comprehensive income (loss) totaled $1.3 million and $0.8 million as of December 31, 2021 and December 31, 2020, respectively. Deferred gains of $1.3 million at December 31, 2021 are expected to be reclassified to earnings within the next 18-month period.

The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for years ended December 31, 2021 and 2020:

(Thousands)		2021	2020
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$123	$222
Precious metal swaps	Cost of sales	(193)	2,041
Copper swaps	Cost of sales	(3,049)	354
Total		$(3,119)	$2,617
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
Non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. Defense and indemnity costs were less than or equal to the deductible in both 2021 and 2020.
As of December 31, 2021, the Company was a defendant in two beryllium litigation cases, both of which were outstanding as of December 31, 2020. The Company does not expect the resolution of these matters to have a material impact on its consolidated financial statements.
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

Based upon currently known facts and assuming collectability of insurance, the Company does not believe that resolution of the current or any potential future beryllium proceedings will have a material adverse effect on the financial condition or cash flow of the Company. However, the Company’s results of operations could be materially affected by unfavorable results in one or more cases.
Environmental Proceedings
The Company has an active program for environmental compliance that includes the identification of environmental projects and estimating the impact on the Company’s financial performance and available resources. Environmental expenditures that relate to current operations, such as wastewater treatment and control of airborne emissions, are either expensed or capitalized as appropriate. The Company records reserves for the probable costs for identified environmental remediation projects. The Company’s environmental engineers perform routine ongoing analyses of the remediation sites and will use outside consultants to assist in their analyses from time to time. Reserve accruals are based upon their analyses and are established based on the reasonably estimable loss or range of loss. The accruals are revised for the results of ongoing studies, changes in strategies, inflation, and for differences between actual and projected costs. The accruals may also be affected by rulings and negotiations with regulatory agencies. The timing of payments often lags the accrual, as environmental projects typically require a number of years to complete.

The environmental reserves recorded represent the Company's best estimate of what is reasonably possible and cover existing or currently foreseen projects based upon current facts and circumstances. For sites where the investigative work and work plan development are substantially complete, the Company does not believe that it is reasonably possible that the cost to resolve environmental matters will be materially different than what has been accrued. For sites that are in the preliminary stages of investigation, the ultimate loss contingencies cannot be reasonably determined at the present time. As facts and circumstances change, the ultimate cost may be revised, and the recording of additional costs may be material in the period in which the additional costs are accrued. The Company does not believe that the ultimate liability for environmental matters will have a material impact on its financial condition or liquidity due to the nature of known environmental matters and the extended period of time over which environmental remediation normally takes place.
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2021 and 2020 are as follows:

(Thousands)	2021	2020
Reserve balance at beginning of year	$5,476	$5,937
Expensed	185	288
Paid	(891)	(749)
Reserve balance at end of year	$4,770	$5,476
Ending balance recorded in:
Other liabilities and accrued items	$539	$845
Other long-term liabilities	4,231	4,631
The majority of expenses in both 2021 and 2020 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The Company has asset retirement obligations related to its mine in Utah, as well as for certain leased facilities where the Company is contractually obligated to restore the facility back to its original condition at the end of the lease. The following represents a roll forward of the Company's asset retirement obligation liabilities for the years ended December 31, 2021 and 2020:

(Thousands)	2021	2020
Asset retirement obligation at beginning of period	$1,765	$1,421
Accretion expense	134	137
Change in liability	332	207
Asset retirement obligation at end of period	$2,231	$1,765
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
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. The case remains in the preliminary stages while the parties explore a negotiated resolution. The Company believes that it has substantive defenses and intends to vigorously defend this suit absent a negotiated resolution.
At December 31, 2021, the Company had outstanding letters of credit totaling $46.3 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2022 and are expected to be renewed.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2021.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

The Company completed the acquisition of HCS-Electronic Materials on November 1, 2021. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of December 31, 2021 did not include the internal control over financial reporting of HCS-Electronic Materials. The results of HCS-Electronic Materials are included in our consolidated financial statements from the date of acquisition and constituted 22% of total assets as of December 31, 2021 and less than 1% of net sales and net income for the year then ended. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2022 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	53
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Shelly M. Chadwick	50	Vice President, Finance and Chief Financial Officer (November 2020-Present); Vice President Finance and Chief Accounting Officer at The Timken Company, a world leader in engineered bearings and power transmission products (November 2016-November 2020)
Gregory R. Chemnitz	64	Vice President, General Counsel and Secretary
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
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2021 Compensation of Non-Employee Directors."

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2021, 2020, and 2019 is submitted herewith:
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

2.1
Share Purchase Agreement, dated as of September 19, 2021, by and among Materion Corporation, HCST Hungary Holding Vagyonkezelő Korlátolt Felelősségű Társaság, H.C. Starck Group GmbH and Opus HoldCo S.à r.l. (filed as Exhibit 2.1 to Materion’s Form 8-K filed on November 1, 2021), incorporated herein by reference

3.1
Amended and Restated Articles of Incorporation of Materion Corporation (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended on June 27, 2014), incorporated herein by reference.

3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2014), incorporated herein by reference.
4.1	Description of Materion Corporation Common Stock (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019), incorporated herein by reference.
4.2#
Amendment No. 1, dated September 30, 2021, to Third Amended and Restated Credit Agreement, dated September 24, 2019, by and among Materion, Materion’s subsidiary, Materion Netherlands B.V., Materion’s other foreign subsidiaries party thereto from time to time, the financial institutions party thereto from time to time as lenders, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank National Association and Bank of America, N.A., as co-syndication agents, and KeyBank National Association, as documentation agent.

4.3
Fourth Amended and Restated Credit Agreement, by and among Materion Corporation, Materion Netherlands B.V., the other foreign borrowers party thereto from time to time, the financial institutions party thereto from time to time as lenders, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-syndication agents, KeyBank National Association, as documentation agent, and JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and BofA Securities, Inc., as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to the Company's 8-K filed on November 1, 2021), incorporated herein by reference.

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

10.8*	Form of Severance Agreement for Key Employees (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.9*	Severance Agreement for Jugal Vijayvargiya dated as of March 3, 2017 (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.10*	CEO Offer Letter for Jugal Vijayvargiya dated as of March 1, 2017 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.11*	Severance Agreement for Shelly M. Chadwick dated as of December 15, 2020 (filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2020), incorporated herein by reference.
10.12*	CFO Offer Letter for Shelly M. Chadwick dated as of October 24, 2020 (filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2020), incorporated herein by reference.
10.13*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.
10.14*	2019 Management Incentive Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019), incorporated herein by reference.
10.15*
Materion and Subsidiaries Management Incentive Plan for the 2020 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.16*
Materion and Subsidiaries Management Incentive Plan for the 2021 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2021), incorporated herein by reference.

10.17*
Materion Corporation 2006 Stock Incentive Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217633), incorporated herein by reference.

10.18*
Form of 2018 Restricted Stock Unit Agreement covering grants made in 2018 and 2019 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

10.19*
Form of 2020 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.20*
Form of 2021 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2021), incorporated herein by reference.

10.21*
Form of 2018 Performance-Based Restricted Stock Unit Agreement covering grants made in 2018 and 2019 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2018), incorporated herein by reference.

10.22*
Form of 2020 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.23*
Form of 2021 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2021), incorporated herein by reference.

10.24*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
10.25*	Form of 2016 Stock Appreciation Rights Agreement (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.

10.26*
Form of 2020 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.27*
Form of 2021 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2021), incorporated herein by reference.

10.28*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.29*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.30*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.31*
Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217618), incorporated herein by reference.

10.32*
Form of 2020 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2020), incorporated herein by reference.

10.33*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.34*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.35*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.36*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.37*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.38*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.39*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23.1)#	Consent of Ernst & Young LLP.
(23.2)#	Consent of Donald E. Hulse.
(23.3)#	Consent of Christopher Emanuel.
(23.4)#	Consent of Sarah K. Milne .
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2021.

(96)#	Technical Report Summary on the Spor Mountain Mine
(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Jugal K. Vijayvargiya

/s/ Shelly M. Chadwick	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2022
Shelly M. Chadwick

*	Director	February 17, 2022
Vinod M. Khilnani

*	Director	February 17, 2022
Emily M. Liggett

*	Director	February 17, 2022
Robert J. Phillippy

*	Director	February 17, 2022
Patrick Prevost

*	Director	February 17, 2022
N. Mohan Reddy

*	Director	February 17, 2022
Craig S. Shular

*	Director	February 17, 2022
Darlene J. S. Solomon

*	Director	February 17, 2022
Robert B. Toth

*	Shelly M. Chadwick, by signing her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Shelly M. Chadwick
Shelly M. Chadwick
February 17, 2022		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(Thousands)
Allowance for uncollectible accounts:	2021	2020	2019
Balance at Beginning of Period	$536	$392	$616
Additions:
Charged to Costs and Expenses (1)	65	224	(39)
Charged to Other Accounts(7)	225	—	—
Deductions (2)	(282)	(80)	(185)
Balance at End of Period	$544	$536	$392

Allowance for inventory reserves:	2021	2020	2019
Balance at Beginning of Period	$22,149	$14,697	$13,065
Additions:
Charged to Costs and Expenses (3)	506	9,282	2,367
Charged to Other Accounts(7)	4,219	—	—
Deductions (4)	(2,769)	(1,830)	(735)
Balance at End of Period	$24,105	$22,149	$14,697

Valuation allowance on deferred tax assets:	2021	2020	2019
Balance at Beginning of Period	$14,134	$17,676	$15,917
Additions:
Charged to Costs and Expenses (5)	497	884	2,475
Charged to Other Accounts(7)	1,019	—	—
Deductions (6)	$(10,693)	$(4,426)	$(716)
Balance at End of Period	$4,957	$14,134	$17,676

(1) Provision for uncollectible accounts included in expenses.
(2) Bad debts written-off, net of recoveries.
(3) Provisions for surplus and obsolete inventory and lower cost or net realizable value included in expenses.
(4) Inventory write-offs.
(5) Increase in valuation allowance is recorded as a component of the provision for income taxes.
(6) 2021 includes a $6.9 million valuation allowance reversal in the fourth quarter of 2021 and a $3.8 million balance sheet impact to deferred taxes.
(7) Change in foreign currency exchange rates and acquired reserves. See acquisition footnote B for acquisition details.