Form 10-Q
period 2022-04-01
MATERION Corp
filed 2022-04-28
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at April 1, 2022: 20,511,415.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	April 1, 2022	April 2, 2021
Net sales	$449,045	$354,386
Cost of sales	373,754	287,590
Gross margin	75,291	66,796
Selling, general, and administrative expense	41,662	36,776
Research and development expense	7,074	6,206
Restructuring expense (income)	1,076	(378)
Other—net	5,873	4,474
Operating profit	19,606	19,718
Other non-operating income—net	(1,169)	(1,276)
Interest expense—net	3,735	761
Income before income taxes	17,040	20,233
Income tax expense	3,021	3,466
Net income	$14,019	$16,767
Basic earnings per share:
Net income per share of common stock	$0.69	$0.82
Diluted earnings per share:
Net income per share of common stock	$0.68	$0.81
Weighted-average number of shares of common stock outstanding:
Basic	20,464	20,374
Diluted	20,724	20,628

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	April 1,	April 2,
(Thousands)	2022	2021
Net income	$14,019	$16,767
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,047)	(8,857)
Derivative and hedging activity, net of tax	2,270	1,245
Pension and post-employment benefit adjustment, net of tax	(240)	164
Other comprehensive loss	(17)	(7,448)
Comprehensive income	$14,002	$9,319

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	April 1,	Dec. 31,
(Thousands)	2022	2021
Assets
Current assets
Cash and cash equivalents	$20,237	$14,462
Accounts receivable, net	237,712	223,553
Inventories, net	386,992	361,115
Prepaid and other current assets	27,971	28,122
Total current assets	672,912	627,252
Deferred income taxes	5,323	5,431
Property, plant, and equipment	1,149,458	1,132,223
Less allowances for depreciation, depletion, and amortization	(732,529)	(723,248)
Property, plant, and equipment, net	416,929	408,975
Operating lease, right-of-use assets	70,862	63,096
Intangible assets, net	152,922	156,736
Other assets	30,063	27,369
Goodwill	317,897	318,620
Total Assets	$1,666,908	$1,607,479
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$15,351	$15,359
Accounts payable	103,438	86,243
Salaries and wages	21,848	37,544
Other liabilities and accrued items	47,793	53,388
Income taxes	5,624	4,205
Unearned revenue	7,407	7,770
Total current liabilities	201,461	204,509
Other long-term liabilities	16,457	14,954
Operating lease liabilities	64,569	57,099
Finance lease liabilities	15,192	16,327
Retirement and post-employment benefits	32,704	33,394
Unearned income	96,971	97,962
Long-term income taxes	1,205	1,190
Deferred income taxes	27,564	27,216
Long-term debt	479,821	434,388
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at April 1 and December 31)	278,589	271,978
Retained earnings	705,255	693,756
Common stock in treasury	(217,549)	(209,920)
Accumulated other comprehensive loss	(40,186)	(40,169)
Other equity	4,855	4,795
Total shareholders' equity	730,964	720,440
Total Liabilities and Shareholders’ Equity	$1,666,908	$1,607,479

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(Thousands)	2022	2021
Cash flows from operating activities:
Net income	$14,019	$16,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,179	8,599
Amortization of deferred financing costs in interest expense	511	182
Stock-based compensation expense (non-cash)	1,699	1,473
Deferred income tax (benefit) expense	401	382
Changes in assets and liabilities:
Accounts receivable	(15,045)	(15,697)
Inventory	(28,129)	(23,219)
Prepaid and other current assets	(5)	(2,107)
Accounts payable and accrued expenses	(4,177)	19,224
Unearned revenue	(343)	932
Interest and taxes payable	1,874	3,164
Unearned income due to customer prepayments	—	5,890
Other-net	1,712	(140)
Net cash (used in) provided by operating activities	(14,304)	15,450
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(18,977)	(31,250)
Proceeds from sale of property, plant, and equipment	11	575
Net cash used in investing activities	(18,966)	(30,675)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	49,067	14,955
Repayment of long-term debt	(3,839)	(377)
Principal payments under finance lease obligations	(686)	(675)
Cash dividends paid	(2,520)	(2,338)
Payments of withholding taxes for stock-based compensation awards	(2,717)	(2,838)
Net cash provided by financing activities	39,305	8,727
Effects of exchange rate changes	(260)	(446)
Net change in cash and cash equivalents	5,775	(6,944)
Cash and cash equivalents at beginning of period	14,462	25,878
Cash and cash equivalents at end of period	$20,237	$18,934

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2021	20,448	(6,700)	$271,978	$693,756	$(209,920)	$(40,169)	$4,795	$720,440
Net income	—	—	—	14,019	—	—	—	14,019
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Cash dividends declared ($0.12 per share)	—	—	—	(2,520)	—	—	—	(2,520)
Stock-based compensation activity	95	95	6,572	—	(4,873)	—	—	1,699
Payments of withholding taxes for stock-based compensation awards	(33)	(33)	—	—	(2,717)	—	—	(2,717)
Directors’ deferred compensation	1	1	39	—	(39)	—	60	60
Balance at April 1, 2022	20,511	(6,637)	$278,589	$705,255	$(217,549)	$(40,186)	$4,855	$730,964

Balance at December 31, 2020	20,328	(6,820)	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	16,767	—	—	—	16,767
Other comprehensive loss	—	—	—	—	—	(7,448)	—	(7,448)
Cash dividends declared ($0.115 per share)	—	—	—	(2,338)	—	—	—	(2,338)
Stock-based compensation activity	127	127	6,259	(19)	(4,767)	—	—	1,473
Payments of withholding taxes for stock-based compensation awards	(43)	(43)	—	—	(2,838)	—	—	(2,838)
Directors’ deferred compensation	2	2	39	—	(53)	—	104	90
Balance at April 2, 2021	20,414	(6,734)	$264,940	$645,468	$(206,845)	$(46,087)	$3,860	$661,336

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2021 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

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

The amounts reflected in Note B of the consolidated financial statements are the results of a preliminary purchase price allocation and will be updated upon completion of the final valuation. The Company is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined.

New Pronouncements Adopted:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company has applied this guidance in accounting for the interest rate swap discussed in Note N. Any additional reference rate reform impacts will be accounted for in accordance with ASU 2020-04.

New Accounting Guidance Issued and Not Yet Adopted:
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). ASU 2021-10 is intended to increase transparency related to governmental assistance by requiring entities to disclose the types of government assistance, the entity's accounting for government assistance, and the effect of government assistance on an entity's financial statements. This new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company is in the process of evaluating the impact of the guidance on its annual disclosures.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Note B — Acquisition

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
On November 1, 2021, the Company acquired the industry-leading electronic materials business of H.C. Starck Group GmbH (HCS-Electronic Materials) for a cash purchase price of approximately $395.9 million, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. During the first quarter of 2022, acquisition-related inventory step-up expense was $7.5 million and classified in Cost of Sales and transaction and integration costs were $2.1 million and classified in Selling, General and Administrative expenses in the accompanying consolidated statements of income. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility executed in October 2021 and $103 million of borrowings under its amended revolving credit facility. The maturity date on the revolving credit facility was also extended to October 2026. The interest rate for the term loan is based on LIBOR plus a tiered credit spread that is indexed to the Company's quarterly leverage ratio. This acquired business operates within the Performance Materials and Electronic Materials segments, and the results of operations are included as of the date of acquisition. The combination of Materion and HCS-Electronic Materials enhances the Company's position as the leading supplier to the high growth semiconductor industry.

No adjustments to the preliminary purchase price allocation were made during the first quarter of 2022. The preliminary purchase price allocation for the acquisition is as follows:

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

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The Company engaged specialists to assist in the valuation of inventories, property, plant, and equipment, and intangible assets. The estimates in the purchase price allocation are based on available information and will be revised during the measurement period, not to exceed 12 months, as additional information becomes available on tax-related items, and as additional analyses are performed. During the measurement period for the acquisition, we will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
In determining the fair value of the amounts above, inventory is fair valued based on the comparative sales method for work in process and finished goods at the selling price less cost to dispose and remaining manufacturing effort. The remaining working capital accounts' carrying values approximate fair value. For property, plant and equipment and intangible asset values, the Company utilized various forms of the income, cost and market approaches depending on the asset being valued. The Company used a relief from royalty method under the income approach to value its trade names and the developed technology and the multi-period excess earnings method under the income approach to value customer relationships. The significant assumptions used to estimate the fair value of these intangible assets included the discount rate and certain assumptions that form the basis of forecasted future cash flows (including revenue growth rates, royalty rates for trade names and developed technology, and attrition rates for customer relationships). Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions and are considered Level 3 assets as the assumptions are unobservable inputs developed by the Company.

As part of the acquisition, the Company recorded approximately $178.2 million of goodwill allocated between its Electronic Materials and Performance Materials segments based on the relative fair values. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired and primarily attributable to the synergies expected to arise after the acquisition dates. The goodwill is not expected to be deductible for U.S. tax purposes.

The following table reports the intangible assets by asset category as of the closing date:

(Thousands)	Value at Acquisition	Useful Life
Customer relationships	$50,200	13 years
Technology	35,300	13 years
Trade name	22,300	15 years
Total	$107,800

The amounts of revenue and income (loss) before taxes of HCS-Electronic Materials in the first quarter of 2022 consolidated statements are $43.1 million and ($1.6) million, respectively, and include three months of the purchase accounting inventory step-up expense. Had the HCS-Electronic Materials acquisition occurred as of the beginning of fiscal 2020, the Company's sales and income (loss) before taxes would have been as follows:

(Unaudited)
Three months ended
April 2, 2021
Net Sales	$385,384
Profit income (loss) before taxes	$18,997

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2020. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. The transaction accounting adjustments and other adjustments are based on available information and assumptions that the Company’s management believes are reasonable. Such adjustments are estimates and actual experience may differ from expectations. The pro forma income (loss) before taxes includes approximately $2.9 million of additional interest expense related to committed financing to fund the acquisition and acquisition-related intangible asset amortization expense of $2.0 million as if the transaction occurred on January 1, 2020.

Note C — Segment Reporting

The Company changed two segment names during the first quarter of 2022: Performance Alloys and Composites became Performance Materials, and Advanced Materials became Electronic Materials. The Company believes these names better represent the markets served and the advanced next - generation product solutions provided to our customers. Other than the name changes, there were no changes in the composition or structure of the Company's reportable segments in the first quarter of 2022.

The Company has the following reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Company’s reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's chief operating decision maker, in determining how to allocate the Company’s resources and evaluate performance.

Performance Materials provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes.

Electronic Materials produces advanced chemicals, microelectric packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, and ultra-fine wire.

Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.

The Other reportable segment includes unallocated corporate costs and assets.

Beginning with the first quarter of 2022, the Company began using earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) as the main operating income metric used by management to measure the financial performance of the Company and each segment. The Company made this change because recent acquisitions have resulted in increased purchase accounting amortization expense, which in turn has affected the comparability of results across periods and when compared to other companies. Management believes EBITDA is useful to investors as it better represents the Company's performance excluding the effect of the recent acquisition of significant intangible assets that are now being amortized. EBITDA is not a measurement of financial performance under U.S. GAAP. Although the Company uses EBITDA to assess the performance of its business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and it should not be considered in isolation or as a substitute for analysis of the Company’s results of operations as reported in accordance with U.S. GAAP.

The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the first quarter of 2022 and 2021:

(Thousands)	Three months ended April 1, 2022	Three months ended April 2, 2021
Net sales:
Performance Materials (1)	149,630	114,143
Electronic Materials(1)	270,836	204,644
Precision Optics	28,579	35,599
Other	—	—
Net sales	$449,045	$354,386
Segment EBITDA:
Performance Materials	24,792	16,792
Electronic Materials	12,148	10,930
Precision Optics	2,191	7,471
Other	(5,177)	(5,600)
Total Segment EBITDA	33,954	29,593
Income tax expense	3,021	3,466
Interest expense - net	3,735	761
Depreciation, depletion and amortization	13,179	8,599
Net income	14,019	16,767
(1) Excludes inter-segment sales of $5.5 million for the first quarter of 2022 and $2.7 million for the first quarter of 2021 for Electronic Materials and $0.3 million for the first quarter of 2022 for Performance Materials. Inter-segment sales are eliminated in consolidation.

The following table disaggregates revenue for each segment by end market for the first quarter of 2022 and 2021:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Quarter 2022
End Market
Semiconductor	$1,800	$214,922	$1,327	$—	$218,049
Industrial	40,819	15,866	8,434	—	65,119
Aerospace and defense	23,684	2,614	5,145	—	31,443
Consumer electronics	13,002	325	5,312	—	18,639
Automotive	22,235	1,657	2,464	—	26,356
Energy	10,099	29,119	—	—	39,218
Telecom and data center	16,081	45	—	—	16,126
Other	21,910	6,288	5,897	—	34,095
Total	$149,630	$270,836	$28,579	$—	$449,045

First Quarter 2021
End Market
Semiconductor	$997	$155,061	$471	$—	$156,529
Industrial	24,030	12,590	7,375	—	43,995
Aerospace and defense	21,842	1,398	6,576	—	29,816
Consumer electronics	10,044	165	9,460	—	19,669
Automotive	23,507	1,669	2,193	—	27,369
Energy	4,137	27,190	—	—	31,327
Telecom and data center	11,343	70	—	—	11,413
Other	18,243	6,501	9,524	—	34,268
Total	$114,143	$204,644	$35,599	$—	$354,386

Note D — Revenue Recognition

Net sales consist primarily of revenue from the sale of precious and non-precious specialty metals, beryllium and copper-based alloys, beryllium composites, and other products into numerous end markets. The Company requires an agreement with a customer that creates enforceable rights and performance obligations. The Company generally recognizes revenue in an amount that reflects the consideration to which it expects to be entitled upon satisfaction of a performance obligation by transferring control over a product to the customer. Control over a product is generally transferred to the customer when the Company has a present right to payment, the customer has legal title, the customer has physical possession, the customer has the significant risks and rewards of ownership, and/or the customer has accepted the product.

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at April 1, 2022. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at April 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $76.5 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	April 1, 2022	December 31, 2021	$ change	% change
Accounts receivable, trade	$230,805	$213,584	$17,221	8%
Unbilled receivables	6,445	7,961	(1,516)	(19)%
Unearned revenue	7,407	7,770	(363)	(5)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the first quarter of 2022.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $4.5 million of the December 31, 2021 unearned amounts as revenue during the first three months of 2022.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net

Other-net for the first quarter of 2022 and 2021 is summarized as follows:

	First Quarter Ended
	April 1,	April 2,
(Thousands)	2022	2021
Amortization of intangible assets	$3,131	$1,173
Metal consignment fees	3,011	$2,150
Foreign currency (gain) loss	(333)	1,249
Net (gain) loss on disposal of fixed assets	(11)	(388)
Other items	75	290
Total	$5,873	$4,474
Note F — Income Taxes

The Company's effective tax rate for the first quarter of 2022 and 2021 was 17.7% and 17.1%, respectively. The effective tax rate for the first quarter of 2022 was lower than the statutory tax rate primarily due to the impact of percentage depletion and research and development credits. The effective tax rate for the first three months of 2022 included a net discrete income tax benefit of $0.1 million, primarily related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first quarter of 2021 included a net discrete income tax benefit of $0.3 million, primarily related to excess tax benefits from stock-based compensation awards.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	April 1,	April 2,
(Thousands, except per share amounts)	2022	2021
Numerator for basic and diluted EPS:
Net income (loss)	$14,019	$16,767
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,464	20,374
Effect of dilutive securities:
Stock appreciation rights	97	72
Restricted stock units	106	108
Performance-based restricted stock units	57	74
Diluted potential common shares	260	254
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,724	20,628
Basic EPS	$0.69	$0.82
Diluted EPS	$0.68	$0.81
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 117,390 and 63,627 for the quarters ended April 1, 2022 and April 2, 2021, respectively. These securities are primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	April 1,	December 31,
(Thousands)	2022	2021
Raw materials and supplies	$106,625	$93,518
Work in process	228,194	221,638
Finished goods	52,173	45,959
Inventories, net	$386,992	$361,115

The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $485.5 million and $480.2 million as of April 1, 2022 and December 31, 2021, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note I — Customer Prepayments

The Company had previously entered into an investment agreement and a master supply agreement with a customer to procure equipment to manufacture product for the customer. The customer provided prepayments to the Company to fund the necessary infrastructure and procure the equipment necessary to supply the customer with the desired product. The Company will own, operate and maintain the equipment in order to produce and provide product to the customer.

Revenue will be recognized when the Company receives and fulfills purchase orders, including shipment of the commercial product to the customer as the product delivery is considered the fulfillment of the performance obligation. To date there have been no purchase orders received from the customer for the commercial product out of these assets. Accordingly, as of April 1, 2022 and December 31, 2021, $72.6 million of prepayments are classified as Unearned income in the Consolidated Balance Sheet.

During the second quarter of 2022, the Company entered into an investment agreement amendment with the customer to procure additional equipment to manufacture product for the customer. No prepayments under this amendment were received as of April 1, 2022. As of April 28, 2022 the Company has received approximately $4 million in prepayments.

Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the first quarter of 2022 and 2021 for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 1,	April 2,	April 1,	April 2,
(Thousands)	2022	2021	2022	2021
Components of net periodic benefit (income) cost
Service cost	$318	$438	$22	$20
Interest cost	1,223	1,048	39	29
Expected return on plan assets	(2,400)	(2,474)	—	—
Amortization of prior service cost (benefit)	(20)	(21)	(374)	(374)
Amortization of net loss (gain)	430	577	(68)	(69)
Total net benefit (income) cost	$(449)	$(432)	$(381)	$(394)
The Company did not make any contributions to its defined benefit plan in the first quarter of 2022 or 2021.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2022 and 2021 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2021	$2,348	$—	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive income (loss) before reclassifications	153	3,112	(520)	—	2,745	—	(2,047)	698
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	115	107	—	203	(1,000)	—	(797)
Net current period other comprehensive (loss) income before tax	134	3,227	(413)	—	2,948	(1,000)	(2,047)	(99)
Deferred taxes	31	742	(95)	—	678	(760)	—	(82)
Net current period other comprehensive (loss) income after tax	103	2,485	(318)	—	2,270	(240)	(2,047)	(17)
Balance at April 1, 2022	$2,451	$2,485	$(246)	$—	$4,690	$(39,942)	$(4,934)	$(40,186)

Balance at December 31, 2020	$519	$—	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive (loss) income before reclassifications	1,085	—	741	1,291	3,117	—	(8,857)	(5,740)
Amounts reclassified from accumulated other comprehensive income (loss)	140	—	(104)	(1,534)	(1,498)	157	—	(1,341)
Net current period other comprehensive (loss) income before tax	1,225		637	(243)	1,619	157	(8,857)	(7,081)
Deferred taxes	282		147	(55)	374	(7)	—	367
Net current period other comprehensive (loss) income after tax	943		490	(188)	1,245	164	(8,857)	(7,448)
Balance at April 2, 2021	$1,462		$320	$280	$2,062	$(43,309)	$(4,840)	$(46,087)

Reclassifications from accumulated other comprehensive income (loss) of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income (Loss). Reclassifications from accumulated other comprehensive income (loss) of gains and losses on precious metal and copper cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Reclassifications from accumulated other comprehensive income (loss) of gains and losses on the interest rate cash flow hedge is recorded in Interest expense in the Consolidated Statements of Income. Refer to Note N for additional details on cash flow hedges.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $1.8 million and $1.6 million in the first quarter of 2022 and 2021, respectively.
The Company granted 45,016 stock appreciation rights (SARs) to certain employees during the first quarter of 2022. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended April 1, 2022 were $80.85 and $25.87, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.56%
Dividend yield	0.59%
Volatility	38.5%
Expected term (in years)	4.4
The Company granted 54,293 stock-settled restricted stock units (RSUs) to certain employees during the first quarter of 2022. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $80.95 for stock-settled RSUs granted to employees during the three months ended April 1, 2022. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2022. The weighted-average fair value of the stock-settled PRSUs was $97.79 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At April 1, 2022, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $16.1 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of April 1, 2022 and December 31, 2021:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2022	2021	2022	2021	2022	2021	2022	2021
Financial Assets
Deferred compensation investments	$3,675	$4,426	$3,675	$4,426	$—	$—	$—	$—
Foreign currency forward contracts	2,885	3,368	—	—	2,885	3,368	—	—
Interest rate swap	3,227	—	—	—	3,227	—	—	—
Precious metal swaps	—	116	—	—	—	116	—	—
Total	$9,787	$7,910	$3,675	$4,426	$6,112	$3,484	$—	$—
Financial Liabilities
Deferred compensation liability	$3,675	$4,426	$3,675	$4,426	$—	$—	$—	$—
Foreign currency forward contracts	480	136	—	—	480	136	—	—
Precious metal swaps	321	24	—	—	321	24	—	—
Total	$4,476	$4,586	$3,675	$4,426	$801	$160	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of April 1, 2022 and December 31, 2021. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note N — Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge exposure to movements in interest rates associated with borrowings, foreign currency exposures, and precious metal and copper exposures. The objectives and strategies for using derivatives in these areas are as follows:
Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note P. The swap hedges the change in 1-month LIBOR from March 4, 2022 to November 2, 2026. The purpose of this hedge is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The use of foreign currency derivative contracts is governed by policies approved by the Audit Committee of the Board of Directors. A team consisting of senior financial managers reviews the estimated exposure levels, as defined by budgets, forecasts, and other internal data, and determines the timing, amounts, and nature of instruments to use to hedge exposures. Management analyzes the effective hedged rates and the actual and projected gains and losses on the hedging transactions against the program objectives, targeted rates, and levels of risk assumed. Foreign currency contracts are typically layered in at different times for a specified exposure period in order to minimize the impact of market rate movements.

Precious Metals.    The Company maintains the majority of its precious metal production requirements on consignment in order to reduce its working capital investment and the exposure to metal price movements. When a product containing precious metal is fabricated and delivered to the customer, the metal content is purchased out of consignment based on the current market price. The price paid by the Company for the precious metal forms the basis for the price charged to the customer for the metal content in the product. This methodology allows for changes in either direction in the market prices of the precious metals used by the Company to be passed through to the customer and reduces the impact changes in prices could have on the Company's margins and operating profit. The consigned metal is owned by financial institutions that charge the Company consignment fees based upon the value of the metal as it fluctuates while on consignment. Each financial institution retains title to its consigned precious metal until it is purchased by the Company, and it is the Company’s typical practice to purchase metal out of consignment only after a product containing that metal has been purchased by one of our customers.
In certain instances, a customer may want to fix the price for the precious metal at the time the sales order is placed rather than at the time of shipment. Setting the sales price at a different date than when the material would be purchased out of consignment potentially creates an exposure to movements in the market price of the metal. Therefore, in these limited situations, the Company may elect to enter into a forward contract to purchase precious metal. The forward contract allows the Company to purchase metal at a fixed price on a specific future date. The price in the forward contract serves as the basis for the price to be charged to the customer. By doing so, the selling price and purchase price are matched, and the Company's price exposure is reduced.
The Company refines precious metal-containing materials for its customers and typically will purchase the refined metal from the customer at current market prices. In limited circumstances, the customer may want to fix the price to be paid at the time of the order as opposed to when the material is refined. The customer may also want to fix the price for a set period of time. The Company may then elect to enter into a hedge contract, either a forward contract or a swap, to fix the price for the estimated quantity of metal to be refined and purchased, thereby reducing the exposure to adverse movements in the price of the metal. The Company may also enter into hedges to mitigate the risk relating to the prices of the metals that we process or refine.
In certain circumstances, the Company also refines metal from the customer and may retain a portion of the refined metal as payment. The Company may elect to enter into a forward contract to sell precious metal to reduce the Company's price exposure in these instances.
The Company may, from time to time, elect to purchase precious metal and hold in inventory rather than on consignment due to potential credit line limitations or other factors. These purchases are infrequent and, when made are typically held for a short duration. A forward contract will be secured at the time of the purchase to fix the price to be paid when the metal is transferred back to the consignment line, thereby limiting any price exposure during the time when the metal was owned by the Company.
The Company will only enter into a derivative contract if there is an underlying identified exposure. Contracts are typically held to maturity. The Company does not engage in derivative trading activities and does not use derivatives for speculative

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
purposes. The Company only uses hedge contracts that are denominated in the same currency or metal as the underlying exposure.
All derivatives are recorded on the balance sheet at fair value. If a derivative is designated and effective as a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income (OCI) and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative's fair value, if any, is recognized in earnings immediately. If a derivative is not a hedge, changes in the fair value are adjusted through income. The fair values of the outstanding derivatives are recorded on the balance sheet as assets (if the derivatives are in a gain position) or liabilities (if the derivatives are in a loss position). The derivative assets and liabilities are classified as short-term or long-term depending upon the contract maturity date.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of April 1, 2022 and December 31, 2021:

	April 1, 2022		December 31, 2021
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$91,615	$1,350	$55,063	$2,132
Other liabilities and accrued items	18,474	307	9,425	128
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.7 million and $1.6 million of foreign currency gains related to derivatives in the first quarter of 2022 and 2021, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and the balance sheet classification as of April 1, 2022 and December 31, 2021:

	April 1, 2022
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$4,303	$275	$22	$6	$—
Foreign currency forward contracts - euro	31,199	1,238	—	81	86
Precious metal swaps	6,869	—	—	298	23
Interest rate swap	100,000	120	3,107	—	—
Total	142,371	1,633	3,129	385	109

	December 31, 2021
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	3,907	131	2	—	—
Foreign currency forward contracts - euro	28,412	1,102	—	—	8
Precious metal swaps	6,256	116	—	24	—
Total	38,575	1,349	2	24	8
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $1.2 million of gains into earnings in the next 12 months contemporaneously with the earnings effects of the related

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
forecasted transactions. At April 1, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income related to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the first quarter of 2022 and 2021:

		First Quarter Ended
(Thousands)		April 1, 2022	April 2, 2021
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(19)	$140
Precious metal swaps	Cost of sales	107	(104)
Interest rate swap	Interest expense - net	115	—
Copper swaps	Cost of sales	—	(1,534)
Total		$203	$(1,498)

Note O — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note T "Contingencies and Commitments" in the Company's 2021 Annual Report on Form 10-K.
Two beryllium cases were outstanding as of April 1, 2022; however, a settlement agreement has been reached in one of those cases, and the Company is awaiting the filing of the dismissal. The Company does not expect the resolution of these matters to have a material impact on the consolidated financial statements.
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
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, amoung other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. The case remains in the preliminary stages while the parties have explored a negotiated resolution. The Company believes that it has substantive defenses and intends to vigorously defend this suit, absent a negotiated resolution.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.4 million and $4.8 million at April 1, 2022 and December 31, 2021, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note P — Debt

(Thousands)	April 1, 2022	December 31, 2021
Borrowings under Credit Agreement	$201,363	$152,296
Borrowings under the Term Loan Facility	296,250	300,000
Foreign debt	2,112	2,252
Total debt outstanding	499,725	454,548
Current portion of long-term debt	(15,351)	(15,359)
Gross long-term debt	484,374	439,189
Unamortized deferred financing fees	(4,553)	(4,801)
Long-term debt	$479,821	$434,388

As of April 1, 2022 and December 31, 2021, the Company had $201.4 million outstanding at an average interest rate of 2.55% and $152.3 million outstanding at an average interest rate of 2.12%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of April 1, 2022 was $127.4 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of April 1, 2022.

The balance outstanding on the term loan facility as of April 1, 2022 and December 31, 2021 was $296.3 million and $300.0 million, respectively.

At both April 1, 2022 and December 31, 2021, there was $46.3 million outstanding against the letters of credit sub-facility.

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
Coronavirus (COVID-19) First Quarter 2022 Update
In March 2020, the World Health Organization characterized a novel strain of the coronavirus, known as COVID-19, as a pandemic. The duration of the COVID-19 pandemic and the long-term impacts on the economy are uncertain and could impact the Company’s estimates. Management continues to manage global macroeconomic impacts on supply chains, inflationary costs, and temporary plant shutdowns, labor availability and costs, all of which impacted the Company during the first quarter of 2022.

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	April 1,	April 2,	$	%
(Thousands, except per share data)	2022	2021	Change	Change
Net sales	$449,045	$354,386	$94,659	27%
Value-added sales	266,768	198,582	68,186	34%
Gross margin	75,291	66,796	8,495	13%
Gross margin as a % of value-added sales	28%	34%
Selling, general, and administrative (SG&A) expense	41,662	36,776	4,886	13%
SG&A expense as a % of value-added sales	16%	19%
Research and development (R&D) expense	7,074	6,206	868	14%
R&D expense as a % of value-added sales	3%	3%
Restructuring (income) expense	1,076	(378)	1,454	NM
Other—net	5,873	4,474	1,399	31%
Operating profit	19,606	19,718	(112)	(1)%
Other non-operating (income)—net	(1,169)	(1,276)	107	(8)%
Interest expense—net	3,735	761	2,974	391%
Income before income taxes	17,040	20,233	(3,193)	(16)%
Income tax expense (benefit)	3,021	3,466	(445)	(13)%
Net income	$14,019	$16,767	$(2,748)	(16)%

Diluted earnings per share	$0.68	$0.81	$(0.13)	(16)%
NM = Not Meaningful

Net sales of $449.0 million in the first quarter of 2022 increased $94.7 million from $354.4 million in the first quarter of 2021. Increased net sales in the Performance Materials and Electronic Materials segments was partially offset by net sales decrease in the Precision Optics segment. The acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021 accounted for $43.1 million of the net sales increase. Additionally, volume and price increases drove double digit growth in our semiconductor (16% excluding HCS-Electronic Materials), energy (25%), industrial (48%) and telecom (41%) end markets when compared to the same period last year. See Note C - Segment Reporting for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices favorably impacted net sales during the first quarter of 2022 by $5.2 million. In addition, there was an increase in the volume of raw material beryllium hydroxide sales in the first quarter of 2022 of $4.1 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $266.8 million in the first quarter of 2022 increased $68.2 million, or 34%, compared to the first quarter of 2021. The acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021, accounted for $43.1 million of the increase. The remaining value-added sales increase was driven by increased value-added sales into the industrial (36%) and semiconductor (20%) end markets as well as the increase in the volume of raw material beryllium hydroxide sales in the first quarter of 2022 of $4.1 million.

Gross margin in the first quarter of 2022 was $75.3 million, which was up 13% compared to the first quarter of 2021. Gross margin expressed as a percentage of value-added sales decreased to 28% in the first quarter of 2022 from 34% in the first quarter of 2021. The decrease was primarily driven by $7.5 million of amortization of the inventory step up from the HCS-Electronic Material acquisition made in the fourth quarter of 2021, and preproduction costs associated with the set-up of the new wide area clad facility.

SG&A expense was $41.7 million in the first quarter of 2022, compared to $36.8 million in the first quarter of 2021. The increase in SG&A expense for the first quarter of 2021 was primarily driven by $2.1 million of merger and acquisition costs related to the acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021. Expressed as a percentage of value-added sales, SG&A expense was 16% and 19% in the first quarter of 2022 and 2021, respectively.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D spend was 3% of value-added sales in both the first quarter of 2022 and 2021.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first quarter of 2022, we recorded a combined total of $1.1 million of restructuring charges in our Precision Optics, Electronic Materials and Other segments.

During the first quarter of 2021, we substantially completed the closure of our Large Area Coatings business and recorded $0.4 million of income related to lower than expected facility closure costs that were recorded in 2020.

Other-net was $5.9 million of expense in the first quarter of 2022, or a $1.4 million increase from the first quarter of 2021, primarily driven $2.0 million of increased intangible asset amortization expense, related to the acquisition of HCS-Electronic Materials, and a $0.9 million increase in metal consignment fees. These increases were partially offset by a favorable variance of $1.6 million due to foreign exchange gains in 2022 compared to losses in 2021. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $3.7 million and $0.8 million in the first quarter of 2022 and 2021, respectively. The increase in interest expense is primarily due to increased borrowings under our revolving credit facility and interest owed on our new term loan, the proceeds of which were used to fund the purchase price for the acquisition of HCS-Electronic Materials.

Income tax expense for the first quarter of 2022 was expense of $3.0 million, compared to $3.5 million in the first quarter of 2021. The effective tax rate for the first quarter of 2022 and 2021 was 17.7% and 17.1%, respectively. The effective tax rate for the first quarter of 2022 was lower than the statutory tax rate primarily due to the impact of percentage depletion and research and development credits. See Note F to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2022 and 2021 is as follows:

	First Quarter Ended
	April 1,	April 2,
(Thousands)	2022	2021
Net sales
Performance Materials	149,630	114,143
Electronic Materials	270,836	204,644
Precision Optics	28,579	35,599
Other	—	—
Total	$449,045	$354,386

Less: pass-through metal costs
Performance Materials	$20,512	$13,311
Electronic Materials	160,960	141,695
Precision Optics	49	34
Other	756	764
Total	$182,277	$155,804

Value-added sales
Performance Materials	$129,118	$100,832
Electronic Materials	109,876	62,949
Precision Optics	28,530	35,565
Other	(756)	(764)
Total	$266,768	$198,582
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

Segment Results
The Company consists of four reportable segments: Performance Materials (previously Performance Alloys and Composites), Electronic Materials (previously Advanced Materials), Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs. The Company changed two segment names during the first quarter of 2022. The Company believes these names better represent the markets served and the advanced, next generation product solutions provided to our customers.
Beginning in the first quarter of 2022, the main operating income metric used by management to measure the financial performance of each segment was earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). Although EBITDA is a non-GAAP measure, it allows for better comparability of results across periods in comparison to other companies as recent acquisitions have resulted in an increased amount of purchase accounting amortization expense. The primary measurement used by management to measure the financial performance of each segment prior to the first quarter of 2022 was Operating Profit. Segment results have been revised for all periods presented to be consistent with new measure of segment performance. Refer to Note C - Segment Reporting in the Notes to the Consolidated Financial Statements for the reconciliation of EBITDA by segment to consolidated net income.

Performance Materials
First Quarter

	First Quarter Ended
	April 1,	April 2,	$	%
(Thousands)	2022	2021	Change	Change
Net sales	$149,630	$114,143	$35,487	31%
Value-added sales	129,118	100,832	28,286	28%
EBITDA	24,792	16,792	8,000	48%
Net sales from the Performance Materials segment of $149.6 million in the first quarter of 2022 increased 31% compared to net sales of $114.1 million in the first quarter of 2021. The increase in sales was due to higher volume in industrial and aerospace markets and an increase of $4.1 million due to sales volume increases of raw material beryllium hydroxide. In addition, sales attributable to the HCS-Electronic Materials acquisition increased sales in this segment by $6.5 million. These impacts were slightly offset by a sale to a defense customer in 2021 that did not repeat in 2022 and a slight decrease in automotive market sales as a result of the global chip shortage impacting the timing of demand.
Value-added sales of $129.1 million in the first quarter of 2022 were 28% higher than value-added sales of $100.8 million in the first quarter of 2021. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $24.8 million in the first quarter of 2022 compared to $16.8 million in the first quarter of 2021. The increase in EBITDA was primarily due to the same factors driving the increase in net sales partially offset by acquisition costs of $2.7 million, primarily related to purchase accounting inventory step up charges.

Electronic Materials
First Quarter

	First Quarter Ended
	April 1,	April 2,	$	%
(Thousands)	2022	2021	Change	Change
Net sales	$270,836	$204,644	66,192	32%
Value-added sales	109,876	62,949	46,927	75%
EBITDA	12,148	10,930	1,218	11%
Net sales from the Electronic Materials segment of $270.8 million in the first quarter of 2022 were 32% higher than net sales of $204.6 million in the first quarter of 2021. The increase in net sales was primarily due to $36.6 million in net sales from the HCS-Electronic Materials acquisition and higher sales volumes in the semiconductor, energy and industrial markets, as well as the sales impact of higher pass-through metal prices of $2.1 million.
Value-added sales of $109.9 million in the first quarter of 2022 increased 75% compared to value-added sales of $62.9 million in the first quarter of 2021. The increase was primarily driven by $36.6 million in value-added sales from the HCS-Electronic Materials acquisition as well as higher organic sales volumes into the semiconductor, energy and industrial markets.

EBITDA for the Electronic Materials segment was $12.1 million in the first quarter of 2022 compared to $10.9 million in the first quarter of 2021. The increase in EBITDA is due to increased sales volumes partially offset by restructuring charges of $0.8 million incurred during the quarter and acquisition and integration costs of $6.0 million, primarily related to purchase accounting inventory step up charges.

Precision Optics
First Quarter

(Thousands)	First Quarter Ended
	April 1,	April 2,	$	%
	2022	2021	Change	Change
Net sales	$28,579	$35,599	(7,020)	(20)%
Value-added sales	28,530	35,565	(7,035)	(20)%
EBITDA	2,191	7,471	(5,280)	(71)%
Net sales from the Precision Optics segment of $28.6 million in the first quarter of 2022 decreased 20% compared to net sales of $35.6 million in the first quarter of 2021. The change was primarily driven by a reduction in sales related to COVID-19 PCR testing programs, the discontinuation of a consumer electronic application, as well as a temporary government-mandated shut down of our Shanghai facility due to COVID-19 at the end of the quarter.
Value-added sales of $28.5 million in the first quarter of 2022 decreased 20% compared to value-added sales of $35.6 million in the first quarter of 2021. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $2.2 million in the first quarter of 2022, compared to EBITDA of $7.5 million in the first quarter of 2021. The decrease in EBITDA was driven by decreased volumes and related unabsorbed cost and restructuring charges incurred during the quarter.

Other
First Quarter

(Thousands)	First Quarter Ended
	April 1,	April 2,	$	%
	2022	2021	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(756)	(764)	8	(1)%
EBITDA	(5,177)	(5,600)	423	(8)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $5.2 million in the first quarter of 2022 compared to $5.6 million in the first quarter of 2021. Corporate costs accounted for 2% and 3% of Company-wide value-added sales in the first quarter of 2022 and 2021, respectively. The decrease in corporate costs in the first quarter of 2022 compared to the first quarter of 2021 is primarily related to favorable foreign currency impacts and a decrease in incentive compensation expense.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	April 1,	April 2,	$
(Thousands)	2022	2021	Change
Net cash (used in) provided by operating activities	$(14,304)	$15,450	$(29,754)
Net cash used in investing activities	(18,966)	(30,675)	11,709
Net cash provided by financing activities	39,305	8,727	30,578
Effects of exchange rate changes	(260)	(446)	186
Net change in cash and cash equivalents	$5,775	$(6,944)	$12,719
Net cash used in operating activities totaled $14.3 million in the first three months of 2022 versus $15.5 million provided by operating activities in the prior-year period. Working capital requirements used cash of $47.4 million and $19.7 million during the first three months of 2022 and 2021, respectively. This was primarily driven by incremental cash outflow of $25.7 million used for incentive compensation payments in the first quarter of 2022 compared to the same period in the prior year. Cash flows used for inventory were $28.1 million in the first quarter of 2022, compared to $23.2 million in the prior-year period. Inventory levels have increased to support higher sales volumes as well as metal price increases and inventory build related to the ramp up of our new precision clad engineered strip operations.
Net cash used in investing activities was $18.9 million in the first quarter of 2022 compared to $30.7 million in the prior-year period. The decrease in cash used in investing activities is due to decreased capital expenditures, primarily related to investments in new equipment funded by customer prepayments in 2021. See Note I to the Consolidated Financial Statements for additional discussion.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2022, the Company expects payments for property, plant, and equipment to be approximately $75 million.
Net cash provided by financing activities totaled $39.3 million in the first three months of 2022 versus $8.7 million in the prior-year period. The increase is primarily due to increased net borrowings of $49.1 million under our revolving credit facility in the first quarter of 2022, compared to an increase in borrowings of $15.0 million in the same period in the prior year.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2021 Annual Report on Form 10-K.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At April 1, 2022, cash and cash equivalents held by our foreign operations totaled $16.8 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of April 1, 2022 and December 31, 2021 is as follows:

	April 1,	December 31,
(Thousands)	2022	2021
Cash and cash equivalents	$20,237	$14,462
Total outstanding debt	495,172	449,747
Net debt	$(474,935)	$(435,285)
Available borrowing capacity	$127,356	$176,419
Net debt is a non-GAAP financial measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each period depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts the borrowing capacity to a multiple of the twelve-month trailing earnings before interest, income taxes, depreciation, depletion and amortization, and other adjustments.
In 2021, we amended and restated the agreement governing our $375.0 million revolving credit facility (Credit Agreement) in connection with the HCS-Electronic Materials acquisition. A $300.0 million delayed draw term loan facility was added to the Credit Agreement and the maturity date of the Credit Agreement was extended from 2024 to 2026. Moreover, the Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $150.0 million. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment, borrowing, or leasing of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metal, copper and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a maximum interest coverage ratio. We were in compliance with all of our debt covenants as of April 1, 2022 and December 31, 2021. Cash on hand up to $25.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
In November 2021, we completed the acquisition of HCS-Electronic Materials. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300.0 million five-year term loan pursuant to its delayed draw term loan facility under the Credit Agreement and $103.0 million of borrowings under its amended revolving credit facility. The interest rate for the term loan is based on LIBOR plus a tiered rate determined by the Company's quarterly leverage ratio.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use bank owned metal as we manufacture product for customers. Metal is purchased from the consignee and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. The precious metal consignment agreements, including our largest such agreement entered into in 2019 and maturing on August 27, 2022, were amended in 2021 to be more consistent with the Credit Agreement. The available and unused capacity under the metal consignment lines totaled approximately $79.5 million as of April 1, 2022, compared to $69.8 million as of December 31, 2021. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the first quarter of 2022. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.

We paid cash dividends of $2.5 million on our common stock in the first quarter of 2022. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $485.5 million and $480.2 million as of April 1, 2022 and December 31, 2021, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of April 1, 2022. For additional information on our contractual obligations, refer to our 2021 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; our ability to achieve the strategic and other objectives related to the HCS-Electronic Materials (defined herein) acquisition, including any expected synergies; the global economy, including the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of the HCS-Electronic Materials business; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions, including, without limitation, the HCS-Electronic Materials acquisition being accretive in the expected timeframe or at all; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, including the conflict between Russia and Ukraine, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of the Company's 2021 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2021 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of April 1, 2022 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of April 1, 2022.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of April 1, 2022, our subsidiary, Materion Brush Inc., was a defendant in two beryllium cases; however, a settlement agreement has been reached in one of those cases and the Company is awaiting the filing of the dismissal. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the denial of the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. An amended scheduling order was entered on April 8, 2022, but a date for trial was not set. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

In Ronald Dwayne Manning v. Arconic Inc. et al., case number 19CI000219, filed in the Superior Court of the State of California, Tehama County, and later removed to the United States District Court, Eastern District of California (Sacramento Division), case number 2:19-CV-02202-MCE-DMC, the Company is one of three named defendants and 120 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products during his employment as an auto mechanic, welder, sprinkler installer, and movie projector operator, and asserts claims for negligence, strict liability, fraudulent concealment, and breach of implied warranties. The plaintiff seeks economic damages, non-economic damages, consequential damages, and punitive damages. A settlement agreement has been reached in the this case, and the Company is awaiting the filing of the dismissal.

No beryllium cases were filed in the first quarter of 2022.

The Company has insurance coverage, which may respond, subject to an annual deductible.

Other Claims
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, among other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. The case remains in the preliminary stages while the parties have explored a negotiated resolution. The Company believes that it has substantive defenses and intends to vigorously defend this suit absent a negotiated resolution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended April 1, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 4, 2022	—	$—	—	$8,316,239
February 5 through March 4, 2022	593	84.31	—	8,316,239
March 5 through April 1, 2022	32,601	81.98	—	8,316,239
Total	33,194	$82.30	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended April 1, 2022, we did not repurchase any shares under this program. As of April 1, 2022, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

10.1	Materion and Subsidiaries Management Incentive Plan for the 2022 Plan Year*
10.2	Form of 2022 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022*
10.3	Form of 2022 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended April 1, 2022*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 28, 2022
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)