Form 10-Q
period 2022-09-30
MATERION Corp
filed 2022-11-02
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at September 30, 2022: 20,528,138.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	$428,191	$388,028	$1,322,531	$1,113,413
Cost of sales	345,448	313,715	1,077,070	902,723
Gross margin	82,743	74,313	245,461	210,690
Selling, general, and administrative expense	38,958	43,195	122,666	118,031
Research and development expense	7,430	6,354	22,096	19,164
Restructuring expense (income)	484	—	1,560	(378)
Other—net	6,774	3,604	18,575	12,272
Operating profit	29,097	21,160	80,564	61,601
Other non-operating (income)—net	(1,175)	(1,279)	(3,512)	(3,832)
Interest expense—net	5,888	861	14,325	2,480
Income before income taxes	24,384	21,578	69,751	62,953
Income tax expense	4,432	3,422	12,525	10,162
Net income	$19,952	$18,156	$57,226	$52,791
Basic earnings per share:
Net income per share of common stock	$0.97	$0.89	$2.79	$2.59
Diluted earnings per share:
Net income per share of common stock	$0.96	$0.88	$2.76	$2.56
Weighted-average number of shares of common stock outstanding:
Basic	20,526	20,439	20,502	20,414
Diluted	20,780	20,657	20,756	20,659

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Thousands)	2022	2021	2022	2021
Net income	$19,952	$18,156	$57,226	$52,791
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,094)	(2,029)	(14,484)	(7,693)
Derivative and hedging activity, net of tax	4,125	439	8,289	1,411
Pension and post-employment benefit adjustment, net of tax	8	121	(216)	368
Other comprehensive loss	(1,961)	(1,469)	(6,411)	(5,914)
Comprehensive income	$17,991	$16,687	$50,815	$46,877

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	Dec. 31,
(Thousands)	2022	2021
Assets
Current assets
Cash and cash equivalents	$20,682	$14,462
Accounts receivable, net	238,975	223,553
Inventories, net	420,299	361,115
Prepaid and other current assets	29,708	28,122
Total current assets	709,664	627,252
Deferred income taxes	4,701	5,431
Property, plant, and equipment	1,173,073	1,132,223
Less allowances for depreciation, depletion, and amortization	(746,966)	(723,248)
Property, plant, and equipment, net	426,107	408,975
Operating lease, right-of-use assets	65,716	63,096
Intangible assets, net	145,089	156,736
Other assets	32,475	27,369
Goodwill	318,571	318,620
Total Assets	$1,702,323	$1,607,479
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$19,747	$15,359
Accounts payable	96,482	86,243
Salaries and wages	29,974	37,544
Other liabilities and accrued items	47,949	53,388
Income taxes	1,542	4,205
Unearned revenue	6,596	7,770
Total current liabilities	202,290	204,509
Other long-term liabilities	13,991	14,954
Operating lease liabilities	60,248	57,099
Finance lease liabilities	13,009	16,327
Retirement and post-employment benefits	29,421	33,394
Unearned income	110,723	97,962
Long-term income taxes	1,257	1,190
Deferred income taxes	30,427	27,216
Long-term debt	474,280	434,388
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both September 30th and December 31st)	284,024	271,978
Retained earnings	743,283	693,756
Common stock in treasury	(219,219)	(209,920)
Accumulated other comprehensive loss	(46,580)	(40,169)
Other equity	5,169	4,795
Total shareholders' equity	766,677	720,440
Total Liabilities and Shareholders’ Equity	$1,702,323	$1,607,479

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(Thousands)	2022	2021
Cash flows from operating activities:
Net income	$57,226	$52,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	39,223	32,478
Amortization of deferred financing costs in interest expense	1,310	546
Stock-based compensation expense (non-cash)	5,997	4,924
Deferred income tax expense (benefit)	1,825	(263)
Changes in assets and liabilities:
Accounts receivable	(20,964)	(26,041)
Inventory	(64,832)	(62,353)
Prepaid and other current assets	(3,019)	(7,020)
Accounts payable and accrued expenses	(1,785)	35,314
Unearned revenue	(2,191)	650
Interest and taxes payable	(1,741)	(1,504)
Unearned income due to customer prepayments	17,501	9,022
Other-net	5,654	1,974
Net cash provided by operating activities	34,204	40,518
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(54,236)	(77,640)
Proceeds from sale of property, plant, and equipment	827	686
Payments for acquisition	(2,971)	—
Net cash used in investing activities	(56,380)	(76,954)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	49,092	43,010
Proceeds from issuance of debt	6,643	—
Repayment of long-term debt	(11,761)	(1,803)
Principal payments under finance lease obligations	(1,985)	(2,152)
Cash dividends paid	(7,584)	(7,243)
Payments of withholding taxes for stock-based compensation awards	(3,056)	(3,033)
Net cash provided by financing activities	31,349	28,779
Effects of exchange rate changes	(2,953)	(212)
Net change in cash and cash equivalents	6,220	(7,869)
Cash and cash equivalents at beginning of period	14,462	25,878
Cash and cash equivalents at end of period	$20,682	$18,009

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at July 1, 2022	20,523	(6,625)	$281,296	$725,918	$(218,356)	$(44,619)	$4,915	$749,154
Net income	—	—	—	19,952	—	—	—	19,952
Other comprehensive income	—	—	—	—	—	(1,961)	—	(1,961)
Cash dividends declared ($0.125 per share)	—	—	—	(2,557)	—	—	—	(2,557)
Stock-based compensation activity	6	6	2,695	(30)	(392)	—	—	2,273
Payments of withholding taxes for stock-based compensation awards	(2)	(2)	—	—	(244)	—	—	(244)
Directors’ deferred compensation	1	1	33	—	(227)	—	254	60
Balance at September 30, 2022	20,528	(6,620)	$284,024	$743,283	$(219,219)	$(46,580)	$5,169	$766,677

Balance at July 2, 2021	20,438	(6,710)	$268,205	$660,851	$(208,854)	$(43,084)	$4,583	$681,701
Net income	—	—	—	18,156	—	—	—	18,156
Other comprehensive income	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends declared ($0.120 per share)	—	—	—	(2,452)	—	—	—	(2,452)
Stock-based compensation activity	—	—	1,458	(28)	(18)	—	—	1,412
Payments of withholding taxes for stock-based compensation awards	—	—	—	—	(12)	—	—	(12)
Directors’ deferred compensation	1	1	53	—	(68)	—	107	92
Balance at October 1, 2021	20,439	(6,709)	$269,716	$676,527	$(208,952)	$(44,553)	$4,690	$697,428

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2021	20,448	(6,700)	$271,978	$693,756	$(209,920)	$(40,169)	$4,795	$720,440
Net income	—	—	—	57,226	—	—	—	57,226
Other comprehensive loss	—	—	—	—	—	(6,411)	—	(6,411)
Cash dividends declared ($0.370 per share)	—	—	—	(7,584)	—	—	—	(7,584)
Stock-based compensation activity	115	115	11,938	(115)	(5,941)	—	—	5,882
Payments of withholding taxes for stock-based compensation awards	(37)	(37)	—	—	(3,056)	—	—	(3,056)
Directors’ deferred compensation	2	2	108	—	(302)	—	374	180
Balance at September 30, 2022	20,528	(6,620)	$284,024	$743,283	$(219,219)	$(46,580)	$5,169	$766,677

Balance at December 31, 2020	20,328	(6,820)	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	52,791	—	—	—	52,791
Other comprehensive loss	—	—	—	—	—	(5,914)	—	(5,914)
Cash dividends declared ($0.355 per share)	—	—	—	(7,243)	—	—	—	(7,243)
Stock-based compensation activity	152	152	10,932	(79)	(5,929)	—	—	4,924
Payments of withholding taxes for stock-based compensation awards	(45)	(45)	—	—	(3,033)	—	—	(3,033)
Directors’ deferred compensation	4	4	$142	$—	$(803)	$—	$934	$273
Balance at October 1, 2021	20,439	(6,709)	$269,716	$676,527	$(208,952)	$(44,553)	$4,690	$697,428

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

New Accounting Guidance Issued and Not Yet Adopted:
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). ASU 2021-10 is intended to increase transparency related to governmental assistance by requiring entities to disclose the types of government assistance, the entity's accounting for government assistance, and the effect of government assistance on an entity's financial statements. This new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company is in the process of evaluating the impact of the guidance on its annual disclosures, but do not expect material impact to our disclosures at this time.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note B — Acquisition

On November 1, 2021, the Company acquired the industry-leading electronic materials business of H.C. Starck Group GmbH (HCS-Electronic Materials) for a cash purchase price of approximately $398.9 million, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. During the nine months ended September 30, 2022, acquisition-related inventory step-up expense was $7.5 million and classified in Cost of Sales and transaction and integration costs were $3.3 million and classified in Selling, General and Administrative expenses in the accompanying consolidated statements of income. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility executed in October 2021 and $103 million of borrowings under its amended revolving credit facility. The maturity date on the revolving credit facility was also extended to October 2026. The interest rate for the term loan is based on LIBOR plus a tiered credit spread that is indexed to the Company's quarterly leverage ratio. This acquired business operates within the Performance Materials and Electronic Materials segments, and the results of operations are included as of the date of acquisition. The combination of Materion and HCS-Electronic Materials enhances the Company's position as the leading supplier to the high growth semiconductor industry.

The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the HCS-Electronic Materials acquisition date). The primary areas of accounting for the HCS-Electronic Materials Acquisition that are not yet finalized relate to the fair value of contingencies, income tax accruals, and the impact on residual goodwill. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the HCS-Electronic Materials acquisition date that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

During the period subsequent to the HCS-Electronic Materials acquisition, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. Additionally, we paid a working capital true-up of approximately $3.0 million during the second quarter of 2022, which increased the total purchase price. The preliminary purchase price allocation for the acquisition including these measurement period adjustments is as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Assets:
Cash and cash equivalents	$3,685	$—	$3,685
Accounts receivable	28,352	(132)	28,220
Inventories	70,681	—	70,681
Prepaid and other current assets	660	(355)	305
Property, plant, and equipment	44,681	355	45,036
Operating lease, right-of-use assets	6,120	—	6,120
Intangible assets	107,800	—	107,800
Other long-term assets	4,528	—	4,528
Goodwill	178,181	4,010	182,191
Total assets acquired	$444,688	$3,878	$448,566

Liabilities:
Accounts payable	$12,139	$—	$12,139
Salaries and wages	2,516	625	3,141
Other liabilities and accrued items	28	—	28
Income taxes	2,183	79	2,262
Other long-term liabilities	5,543	215	5,758
Operating lease liabilities	6,042	—	6,042
Deferred income taxes	20,300	—	20,300
Total liabilities assumed	$48,751	$919	$49,670
Net assets acquired	$395,937	$2,959	$398,896

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

As part of the acquisition, the Company recorded approximately $182.2 million of goodwill allocated between its Electronic Materials and Performance Materials segments based on the relative fair values. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired and primarily attributable to the synergies expected to arise after the acquisition date. The goodwill is not expected to be deductible for U.S. tax purposes.

The following table reports the intangible assets by asset category as of the closing date:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Value at Acquisition	Useful Life
Customer relationships	$50,200	13 years
Technology	35,300	13 years
Trade name	22,300	15 years
Total	$107,800

The amounts of revenue and income (loss) before taxes of HCS-Electronic Materials in the third quarter of 2022 consolidated statements are $49.2 million and $4.4 million, respectively. For the nine months ended September 30, 2022, revenue and income before taxes total $135.7 million and $10.5 million, respectively. Income before taxes includes the purchase accounting inventory step-up expense recorded in the first quarter of 2022. Had the HCS-Electronic Materials acquisition occurred as of the beginning of fiscal 2020, the Company's sales and income (loss) before taxes would have been as follows:

	(Unaudited)
	Three months ended	Nine months ended
	October 1, 2021	October 1, 2021
Net Sales	$428,864	$1,223,450
Income before taxes	$23,022	$65,926

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2020. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. The transaction accounting adjustments and other adjustments are based on available information and assumptions that the Company’s management believes are reasonable. Such adjustments are estimates and actual experience may differ from expectations. The pro forma income before taxes for the third quarter ended and nine months ended October 1, 2021 includes approximately $2.5 million and $8.1 million, respectively, of additional interest expense related to committed financing to fund the acquisition and acquisition-related intangible asset amortization expense of $2.0 million and $6.0 million, respectively, as if the acquisition occurred on January 1, 2020.

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

Beginning with the first quarter of 2022, the Company began using earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) as the main operating income metric used by management to measure the financial performance of the Company and each segment. The Company made this change because recent acquisitions have resulted in increased purchase accounting amortization expense, which in turn has affected the comparability of results across periods and when compared to other companies. Management believes EBITDA is useful to investors as it better represents the Company's performance, excluding the effect of the recent acquisition of significant intangible assets that are now being amortized. EBITDA is not a measurement of financial performance under U.S. GAAP. Although the Company uses EBITDA to assess the performance of its business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and it should not be considered in isolation or as a substitute for analysis of the Company’s results of operations as reported in accordance with U.S. GAAP.

The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the third quarter of 2022 and 2021:

(Thousands)	Third Quarter 2022	Third Quarter 2021	First Nine Months 2022	First Nine Months 2021
Net sales:
Performance Materials(1)	$169,357	$136,096	$473,876	$375,533
Electronic Materials(1)	230,841	220,723	762,649	638,481
Precision Optics	27,993	31,209	86,006	99,399
Other	—	—	—	—
Net sales	428,191	388,028	1,322,531	1,113,413
Segment EBITDA:
Performance Materials	$28,866	$28,917	$80,886	$68,027
Electronic Materials	16,853	11,326	51,338	32,668
Precision Optics	3,546	6,228	9,281	19,246
Other	(5,839)	(10,617)	(18,206)	(22,030)
Total Segment EBITDA	43,426	35,854	123,299	97,911
Income tax expense	4,432	3,422	12,525	10,162
Interest expense - net	5,888	861	14,325	2,480
Depreciation, depletion and amortization	13,154	$13,415	$39,223	$32,478
Net income	$19,952	$18,156	$57,226	$52,791

(1) Excludes inter-segment sales of $0.2 million for the third quarter of 2022 and $0.6 million for the first nine months of 2022 for Performance Materials and $3.8 million for the third quarter of 2022 and $12.1 million for the first nine months of 2022 for Electronic Materials. Inter-segment sales are eliminated in consolidation.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2022 and 2021:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Third Quarter 2022
End Market
Semiconductor	$2,410	$185,223	$1,151	$—	$188,784
Industrial	44,667	9,383	7,564	—	61,614
Aerospace and defense	28,262	1,243	3,532	—	33,037
Consumer electronics	9,607	364	6,799	—	16,770
Automotive	24,802	1,863	2,268	—	28,933
Energy	15,854	25,220	—	—	41,074
Telecom and data center	15,412	42	—	—	15,454
Other	28,343	7,503	6,679	—	42,525
Total	$169,357	$230,841	$27,993	$—	$428,191

Third Quarter 2021
End Market
Semiconductor	$3,163	$173,689	$630	$—	$177,482
Industrial	31,521	10,479	8,296	—	50,296
Aerospace and defense	19,129	1,622	5,653	—	26,404
Consumer electronics	9,717	530	7,789	—	18,036
Automotive	28,922	1,719	2,571	—	33,212
Energy	7,524	27,081	—	—	34,605
Telecom and data center	14,980	31	—	—	15,011
Other	21,140	5,572	6,270	—	32,982
Total	$136,096	$220,723	$31,209	$—	$388,028

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Nine Months 2022
End Market
Semiconductor	$6,657	$613,887	$4,007	$—	$624,551
Industrial	127,187	37,206	23,605	—	187,998
Aerospace and defense	79,561	5,141	12,344	—	97,046
Consumer electronics	38,822	969	17,925	—	57,716
Automotive	71,893	4,985	7,294	—	84,172
Energy	36,632	79,701	—	—	116,333
Telecom and data center	47,716	107	—	—	47,823
Other	65,408	20,653	20,831	—	106,892
Total	$473,876	$762,649	$86,006	$—	$1,322,531

First Nine Months 2021
End Market
Semiconductor	$5,966	$495,718	$1,664	$—	$503,348
Industrial	85,815	33,756	23,305	—	142,876
Aerospace and defense	60,221	4,680	17,825	—	82,726
Consumer electronics	30,483	961	24,212	—	55,656
Automotive	78,195	5,145	6,871	—	90,211
Energy	16,541	78,487	—	—	95,028
Telecom and data center	39,348	140	—	—	39,488
Other	58,964	19,594	25,522	—	104,080
Total	$375,533	$638,481	$99,399	$—	$1,113,413

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 30, 2022. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $69.4 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	September 30, 2022	December 31, 2021	$ change	% change
Accounts receivable, trade	$229,171	$213,584	$15,587	7%
Unbilled receivables	9,654	7,961	1,693	21%
Unearned revenue	6,596	7,770	(1,174)	(15)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the third quarter of 2022.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $7.2 million of the December 31, 2021 unearned amounts as revenue during the first nine months of 2022.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net

Other-net for the third quarter and first nine months of 2022 and 2021 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Thousands)	2022	2021	2022	2021
Amortization of intangible assets	$3,088	$1,283	$9,318	$3,461
Metal consignment fees	3,111	2,243	8,993	6,857
Foreign currency (gain) loss	235	380	(70)	1,596
Net loss (gain) on disposal of fixed assets	(1)	81	17	(283)
Other items	341	(383)	317	641
Total	$6,774	$3,604	$18,575	$12,272
Note F — Income Taxes

The Company's effective tax rate for the third quarter of 2022 and 2021 was 18.2% and 15.9%, respectively, and 18.0% and 16.1% in the first nine months of 2022 and 2021, respectively. The effective tax rate for each period in 2022 and 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits, and the foreign derived intangible income deduction. The effective tax rate for the first nine months of 2022 and 2021 included a net discrete income tax benefit of $0.9 million for each period, primarily related to excess tax benefits from stock-based compensation awards and return to provision adjustments recorded.

On August 9, 2022, President Biden signed the CHIPS and Science Act (the CHIPS Act) into law. The CHIPS Act provides incentives, beginning in 2023, for manufacturing semiconductors and certain tooling equipment used in the semiconductor manufacturing process. On August 16, 2022, President Biden also signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA, among other provisions, includes a new corporate alternative minimum tax on certain large corporations, an excise

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
tax on stock buybacks, and tax credits for certain critical minerals. The Company does not expect to be an applicable corporation subject to the alternative minimum tax based on our reported GAAP earnings the past three years. The Company does not expect the CHIPS Act or the IRA to have a material impact to our consolidated financial statements for the year ending December 31, 2022. We continue to examine the impacts the CHIPS Act and the IRA may have on the Company in 2023 and subsequent years.

Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted EPS:
Net income	$19,952	$18,156	$57,226	$52,791
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,526	20,439	20,502	20,414
Effect of dilutive securities:
Stock appreciation rights	85	72	85	73
Restricted stock units	98	94	113	113
Performance-based restricted stock units	71	52	55	59
Diluted potential common shares	254	218	254	245
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,780	20,657	20,756	20,659
Basic EPS	$0.97	$0.89	$2.79	$2.59
Diluted EPS	$0.96	$0.88	$2.76	$2.56

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 45,016 and 55,598 for the quarters ended September 30, 2022 and October 1, 2021, respectively, and 54,680 and 56,319 for the nine months ended September 30, 2022 and October 1, 2021, respectively. These securities are primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
(Thousands)	2022	2021
Raw materials and supplies	$114,225	$93,518
Work in process	252,077	221,638
Finished goods	53,997	45,959
Inventories, net	$420,299	$361,115
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $354.2 million and $480.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. As of September 30, 2022, the Company has received approximately $17.5 million in prepayments under the terms of this amended agreement.

As of September 30, 2022 and December 31, 2021, $88.2 million and $72.6 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of September 30, 2022 $1.0 million of the prepayments are classified as Unearned revenue.

Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the third quarter and first nine months ended September 30, 2022 and October 1, 2021, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	September 30,	October 1,	September 30,	October 1,
(Thousands)	2022	2021	2022	2021
Components of net periodic benefit (credit) cost
Service cost	$281	$410	$21	$20
Interest cost	1,203	1,045	39	29
Expected return on plan assets	(2,380)	(2,459)	—	—
Amortization of prior service (benefit) cost	(19)	(18)	(374)	(374)
Amortization of net loss (gain)	410	565	(68)	(69)
Net periodic benefit (credit) cost	$(505)	$(457)	$(382)	$(394)
Settlements	—	—	—	—
Total net benefit (credit) cost	$(505)	$(457)	$(382)	$(394)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Thousands)	2022	2021	2022	2021
Components of net periodic benefit (credit) cost
Service cost	$891	$1,284	$63	$60
Interest cost	3,639	3,141	117	87
Expected return on plan assets	(7,158)	(7,407)	—	—
Amortization of prior service (benefit) cost	(57)	(60)	(1,122)	(1,122)
Amortization of net loss (gain)	1,260	1,719	(204)	(207)
Net periodic benefit (credit) cost	$(1,425)	$(1,323)	$(1,146)	$(1,182)
Settlements	—	—	—	—
Total net benefit (credit) cost	$(1,425)	$(1,323)	$(1,146)	$(1,182)

The Company did not make any contributions to its domestic defined benefit plan in the third quarter or first nine months of 2022 or 2021.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2022 and 2021 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at July 1, 2022	$3,226	$3,250	$108	$—	$6,584	$(39,926)	$(11,277)	$(44,619)
Other comprehensive income (loss) before reclassifications	837	4,360	441	—	5,638	—	(6,094)	(456)
Amounts reclassified from accumulated other comprehensive income (loss)	(41)	(115)	(126)	—	(282)	(18)	—	(300)
Net current period other comprehensive (loss) income before tax	796	4,245	315	—	5,356	(18)	(6,094)	(756)
Deferred taxes	183	976	72	—	1,231	(26)	—	1,205
Net current period other comprehensive (loss) income after tax	613	3,269	243	—	4,125	8	(6,094)	(1,961)
Balance at September 30, 2022	$3,839	$6,519	$351	$—	$10,709	$(39,918)	$(17,371)	$(46,580)

Balance at July 2, 2021	$1,603	$—	$186	$—	$1,789	$(43,226)	$(1,647)	$(43,084)
Other comprehensive (loss) income before reclassifications	625	—	30	8	663	—	(2,029)	(1,366)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(83)	(8)	(93)	114	—	21
Net current period other comprehensive (loss) income before tax	623	—	(53)	—	570	114	(2,029)	(1,345)
Deferred taxes	143		(12)	—	131	(7)	—	124
Net current period other comprehensive (loss) income after tax	480	—	(41)	—	439	121	(2,029)	(1,469)
Balance at October 1, 2021	$2,083	$—	$145	$—	$2,228	$(43,105)	$(3,676)	$(44,553)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Copper	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2021	$2,348	$—	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive income (loss) before reclassifications	2,107	8,228	388	—	10,723	—	(14,484)	(3,761)
Amounts reclassified from accumulated other comprehensive income (loss)	(170)	238	(27)	—	41	(1,028)	—	(987)
Net current period other comprehensive (loss) income before tax	1,937	8,466	361	—	10,764	(1,028)	(14,484)	(4,748)
Deferred taxes	446	1,947	82	—	2,475	(812)	—	1,663
Net current period other comprehensive (loss) income after tax	1,491	6,519	279	—	8,289	(216)	(14,484)	(6,411)
Balance at September 30, 2022	$3,839	$6,519	$351	$—	$10,709	$(39,918)	$(17,371)	$(46,580)

Balance at December 31, 2020	$519	$—	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive (loss) income before reclassifications	1,893	—	532	2,444	4,869	—	(7,693)	(2,824)
Amounts reclassified from accumulated other comprehensive income (loss)	138	—	(122)	(3,049)	(3,033)	348	—	(2,685)
Net current period other comprehensive (loss) income before tax	2,031	—	410	(605)	1,836	348	(7,693)	(5,509)
Deferred taxes	467	—	95	(137)	425	(20)	—	405
Net current period other comprehensive (loss) income after tax	1,564	—	315	(468)	1,411	368	(7,693)	(5,914)
Balance at October 1, 2021	$2,083	$—	$145	$—	$2,228	$(43,105)	$(3,676)	$(44,553)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.2 million and $6.0 million in the third quarter and first nine months of 2022, respectively, compared to $1.5 million and $5.3 million, respectively, in the same periods of 2021.
The Company granted 45,016 stock appreciation rights (SARs) to certain employees during the first nine months of 2022. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 30, 2022 were $80.85 and $25.87, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	1.56%
Dividend yield	0.59%
Volatility	38.5%
Expected term (in years)	4.4

The Company granted 61,145 stock-settled restricted stock units (RSUs) to certain employees during the first nine months of 2022. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $80.88 for stock-settled RSUs granted to employees during the nine months ended September, 2022. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2022. The weighted-average fair value of the stock-settled PRSUs was $97.79 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 30, 2022, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $13.0 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2022	2021	2022	2021	2022	2021	2022	2021
Financial Assets
Deferred compensation investments	$2,754	$4,426	$2,754	$4,426	$—	$—	$—	$—
Foreign currency forward contracts	3,796	3,368	—	—	3,796	3,368	—	—
Interest rate swap	8,467	—	—	—	8,467	—	—	—
Precious metal swaps	476	116	—	—	476	116	—	—
Total	$15,493	$7,910	$2,754	$4,426	$12,739	$3,484	$—	$—
Financial Liabilities
Deferred compensation liability	$2,754	$4,426	$2,754	$4,426	$—	$—	$—	$—
Foreign currency forward contracts	736	136	—	—	736	136	—	—
Precious metal swaps	23	24	—	—	23	24	—	—
Total	$3,513	$4,586	$2,754	$4,426	$759	$160	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of September 30, 2022 and December 31, 2021. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$14,216	$619	$55,063	$2,132
Other liabilities and accrued items	16,144	722	9,425	128
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included less than $0.1 million of foreign currency losses in the third quarter of 2022 and $0.7 million of foreign currency gains related to derivatives in the first nine months of 2022, compared to $0.4 million of foreign currency losses and $2.7 million of foreign currency gains in the third quarter and first nine months of 2021, respectively.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$3,301	$460	$35	$14	$—
Foreign currency forward contracts - euro	27,030	2,494	188	—	—
Precious metal swaps	5,227	476	—	9	14
Interest rate swap	100,000	2,798	5,669	—	—
Total	$135,558	$6,228	$5,892	$23	$14

	December 31, 2021
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$3,907	$131	$2	$—	$—
Foreign currency forward contracts - euro	28,412	1,102	—	—	8
Precious metal swaps	6,256	116	—	24	—
Total	$38,575	$1,349	$2	$24	$8

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $6.2 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At September 30, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the third quarter and first nine months of 2022 and 2021:

		Third Quarter Ended
(Thousands)		September 30, 2022	October 1, 2021
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(41)	$(2)
Precious metal swaps	Cost of sales	(126)	(83)
Interest rate swap	Interest expense - net	(115)	—
Copper swaps	Cost of sales	—	(8)
Total		$(282)	$(93)

		Nine Months Ended
(Thousands)		September 30, 2022	October 1, 2021
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(171)	$138
Precious metal swaps	Cost of sales	(27)	(122)
Interest rate swap	Interest expense - net	238	—
Copper swaps	Cost of sales	—	(3,049)
Total		$40	$(3,033)

Note O — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note T "Contingencies and Commitments" in the Company's 2021 Annual Report on Form 10-K.
One beryllium case was outstanding as of September 30, 2022. The Company does not expect the resolution of this open matter to have a material impact on the consolidated financial statements.
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
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, among other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff filed a motion for conditional certification, which the Company opposed. On August 2, 2022, the Court conditionally certified a class of employees at the Company’s Elmore facility only and rejected certification of a class across the Company’s other facilities. The Company believes that it has substantive defenses and intends to vigorously defend this suit, absent a negotiated resolution.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.3 million and $4.8 million at September 30, 2022 and December 31, 2021, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note P — Debt

(Thousands)	September 30, 2022	December 31, 2021
Borrowings under Credit Agreement	$201,388	$152,296
Borrowings under the Term Loan Facility	288,750	300,000
Foreign debt	7,947	2,252
Total debt outstanding	498,085	454,548
Current portion of long-term debt	(19,747)	(15,359)
Gross long-term debt	478,338	439,189
Unamortized deferred financing fees	(4,058)	(4,801)
Long-term debt	$474,280	$434,388
As of September 30, 2022 and December 31, 2021, the Company had $201.4 million outstanding at an average interest rate of 4.74% and $152.3 million outstanding at an average interest rate of 2.12%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of September 30, 2022 was $127.2 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 30, 2022.

The balance outstanding on the term loan facility as of September 30, 2022 and December 31, 2021 was $288.8 million and $300.0 million, respectively.

At September 30, 2022 and December 31, 2021, there was $46.4 million and $46.3 million, respectively, outstanding against the letters of credit sub-facility.

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
Coronavirus (COVID-19) Third Quarter 2022 Update
In March 2020, the World Health Organization characterized a novel strain of the coronavirus, known as COVID-19, as a pandemic. The duration of the COVID-19 pandemic and the long-term impacts on the economy are uncertain and could impact the Company’s estimates. Management continues to manage global macroeconomic impacts on supply chains, inflationary costs, and temporary plant shutdowns, labor availability and costs, all of which impacted the Company during the nine months of 2022.

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	September 30,	October 1,	$	%
(Thousands, except per share data)	2022	2021	Change	Change
Net sales	$428,191	$388,028	$40,163	10%
Value-added sales	290,426	215,826	74,600	35%
Gross margin	82,743	74,313	8,430	11%
Gross margin as a % of value-added sales	28%	34%
Selling, general, and administrative (SG&A) expense	38,958	43,195	(4,237)	(10)%
SG&A expense as a % of value-added sales	13%	20%
Research and development (R&D) expense	7,430	6,354	1,076	17%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	484	—	484	—%
Other—net	6,774	3,604	3,170	88%
Operating profit	29,097	21,160	7,937	38%
Other non-operating (income)—net	(1,175)	(1,279)	104	(8)%
Interest expense—net	5,888	861	5,027	584%
Income before income taxes	24,384	21,578	2,806	13%
Income tax expense	4,432	3,422	1,010	30%
Net income	$19,952	$18,156	$1,796	10%

Diluted earnings per share	$0.96	$0.88	$0.08	9%

Net sales of $428.2 million in the third quarter of 2022 increased $40.2 million from $388.0 million in the third quarter of 2021. Increased net sales in the Performance Materials and Electronic Materials segments were partially offset by a net sales decrease in the Precision Optics segment. Volume and price increases drove growth in our industrial (23%), semiconductor (6%), aerospace and defense (25%) and energy (19%) end markets when compared to the same period last year. The acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021, accounted for $49.2 million of the net sales increase, most of which are sales into the semiconductor end market. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices unfavorably impacted net sales by $10.2 million during the third quarter of 2022 compared to prior year. Additionally, net sales were unfavorably impacted by foreign currency headwinds

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $290.4 million in the third quarter of 2022 increased $74.6 million, or 35%, compared to the third quarter of 2021. The acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021, accounted for $49.2 million of the increase. The remaining value-added sales increase was driven by increased value-added sales into the industrial (10%), energy (27%), aerospace and defense (10%) and semiconductor (7%) end markets. These increases were partially offset by foreign currency headwinds.

Gross margin in the third quarter of 2022 was $82.7 million, which was up 11% compared to the third quarter of 2021. Gross margin expressed as a percentage of value-added sales decreased to 28% in the third quarter of 2022 from 34% in the third quarter of 2021. The favorable impacts of volume and pricing were offset by the unfavorable impacts of product mix, higher pre-production costs associated with the production ramp of the new wide area clad facility and delayed Precision Optics recovery, resulting in an overall decrease in margin.

SG&A expense was $39.0 million in the third quarter of 2022, compared to $43.2 million in the third quarter of 2021. The decrease in SG&A expense is due to decreased variable compensation expense in 2022 as well as higher legal and due diligence related cost in the prior year due to the HCS-Electronic Materials acquisition. SG&A expense as a percentage of value-added sales decreased from 20% to 13% year over year.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the third quarter of both 2022 and 2021.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the third quarter of 2022, we recorded $0.5 million of restructuring charges primarily in our Precision Optics segment. There were no restructuring charges in the third quarter of 2021.

Other-net was $6.8 million of expense in the third quarter of 2022, or a $3.2 million increase from the third quarter of 2021, primarily driven by $1.8 million of increased intangible asset amortization expense, related to the acquisition of HCS-Electronic Materials and $0.9 million of increased metal consignment fees. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $5.9 million and $0.9 million in the third quarter of 2022 and 2021, respectively. The increase in interest expense is primarily due to increased borrowings under our revolving credit facility and interest owed on our new term loan, the proceeds of which were used to fund the purchase price for the acquisition of HCS-Electronic Materials.

Income tax expense for the third quarter of 2022 was $4.4 million, compared to $3.4 million in the third quarter of 2021. The effective tax rate for the third quarter of 2022 and 2021 was 18.2% and 15.9%, respectively. The effective tax rate for the third quarter of both 2022 and 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits and the foreign derived intangible income deduction. See Note F to the Consolidated Financial Statements for additional discussion.

Nine Months

	Nine Months Ended
	September 30,	October 1,	$	%
(Thousands, except per share data)	2022	2021	Change	Change
Net sales	$1,322,531	$1,113,413	$209,118	19%
Value-added sales	834,420	622,295	212,125	34%
Gross margin	245,461	210,690	34,771	17%
Gross margin as a % of value-added sales	29%	34%
SG&A expense	122,666	118,031	4,635	4%
SG&A expense as a % of value-added sales	15%	19%
R&D expense	22,096	19,164	2,932	15%
R&D expense as a % of value-added sales	3%	3%
Restructuring (income) expense	1,560	(378)	1,938	(513)%
Other—net	18,575	12,272	6,303	51%
Operating profit	80,564	61,601	18,963	31%
Other non-operating (income)—net	(3,512)	(3,832)	320	(8)%
Interest expense—net	14,325	2,480	11,845	478%
Income before income taxes	69,751	62,953	6,798	11%
Income tax expense	12,525	10,162	2,363	23%
Net income	$57,226	$52,791	$4,435	8%

Diluted earnings per share	$2.76	$2.56	$0.20	8%

Net sales of $1,322.5 million in the first nine months of 2022 increased $209.1 million from $1,113.4 million in the first nine months of 2021. Increased net sales in the Performance Materials and Electronic Materials segments were partially offset by a net sales decrease in the Precision Optics segment. Volume and price increases drove growth in our semiconductor (24%), industrial (32%), energy (22%) and aerospace and defense (17%) end markets when compared to the same period last year. The acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021, accounted for $135.7 million of the net sales increase, most of which are sales into the semiconductor end market. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper market prices unfavorably impacted net sales by $3.7 million during the first nine months of 2022 compared to the same period in the prior year. Additionally, net sales were unfavorably impacted by foreign currency headwinds.

Value-added sales of $834.4 million in the first nine months of 2022 increased $212.1 million, or 34%, compared to the first nine months of 2021. The acquisition of HCS-Electronic Materials, which was completed in the fourth quarter of 2021, accounted for $135.7 million of the increase. The remaining value-added sales increase was driven by increased value-added sales into the industrial (19%), semiconductor (16%), energy (42%) and aerospace and defense (6%) end markets. Additionally, value-added sales were unfavorably impacted by foreign currency headwinds.

Gross margin in the first nine months of 2022 was $245.5 million, which was up 17% compared to the first nine months of 2021. Gross margin expressed as a percentage of value-added sales decreased to 29% in the first nine months of 2022 from 34% in the first nine months of 2021. The decrease was primarily driven by $7.5 million of amortization of the inventory step up from the HCS-Electronic Material acquisition made in the fourth quarter of 2021, pre-production costs associated with the set-up of the new wide area clad facility and other manufacturing inefficiencies.

SG&A expense was $122.7 million in the first nine months of 2022, compared to $118.0 million in the first nine months of 2021. The increase in SG&A expense for the first nine months of 2022 was driven by $4.8 million of HCS-Electronic Materials ongoing spend as well as higher costs to support normal growth, partially offset by a decrease of $2.1 million in pre or post HCS acquisition spend. Expressed as a percentage of value-added sales, SG&A expense was 15% and 19% in the first nine months of 2022 and 2021, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the first nine months of both 2022 and 2021.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first nine months of 2022, we recorded a combined total of $1.6 million of restructuring charges in our Precision Optics, Electronic Materials and Other segments.

During the first nine months of 2021, we substantially completed the closure of our Large Area Coatings business and recorded $0.4 million of income related to lower than expected facility closure costs that were recorded in 2020.

Other-net was $18.6 million of expense in the first nine months of 2022, or a $6.3 million increase from the first nine months of 2021, primarily driven by $5.9 million of increased intangible asset amortization expense related to the acquisition of HCS-Electronic Materials, as well as $2.1 million of increased metal consignment fees, partially offset by a a $1.7 million decrease in foreign currency losses. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $14.3 million and $2.5 million in the first nine months of 2022 and 2021, respectively. The increase in interest expense is primarily due to increased borrowings under our revolving credit facility and interest owed on our new term loan, the proceeds of which were used to fund the purchase price for the acquisition of HCS-Electronic Materials.

Income tax expense for the first nine months of 2022 was $12.5 million, compared to $10.2 million in the nine months of 2021. The Company's effective tax rate for the first nine months of 2022 and 2021 was 18.0% and 16.1%, respectively. The effective tax rate for each period in 2022 and 2021 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits and the foreign derived intangible income deduction. The effective tax rate for the first nine months of 2022 and 2021 included a net discrete income tax benefit of $0.9 million, primarily related to excess tax benefits from stock-based compensation awards and return to provision adjustments recorded.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2022 and 2021 is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Thousands)	2022	2021	2022	2021
Net sales
Performance Materials	$169,357	$136,096	$473,876	$375,533
Electronic Materials	230,841	220,723	762,649	638,481
Precision Optics	27,993	31,209	86,006	99,399
Other	—	—	—	—
Total	$428,191	$388,028	$1,322,531	$1,113,413

Less: pass-through metal costs
Performance Materials	$20,525	$20,929	$61,959	$50,936
Electronic Materials	116,977	151,019	424,716	438,928
Precision Optics	16	—	83	43
Other	248	254	1,353	1,211
Total	$137,766	$172,202	$488,111	$491,118

Value-added sales
Performance Materials	$148,832	$115,167	$411,917	$324,597
Electronic Materials	113,864	69,704	337,933	199,553
Precision Optics	27,977	31,209	85,923	99,356
Other	(248)	(254)	(1,353)	(1,211)
Total	$290,425	$215,826	$834,420	$622,295
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

Performance Materials
Third Quarter

	Third Quarter Ended
	September 30,	October 1,	$	%
(Thousands)	2022	2021	Change	Change
Net sales	$169,357	$136,096	$33,261	24%
Value-added sales	$148,832	$115,167	33,665	29%
EBITDA	$28,866	$28,917	(51)	—%
Net sales from the Performance Materials segment of $169.4 million in the third quarter of 2022 increased 24% compared to net sales of $136.1 million in the third quarter of 2021. The increase in sales was primarily due to favorable pricing and higher volume in the industrial, aerospace and defense as well as energy end markets. In addition, sales attributable to the HCS-Electronic Materials acquisition increased sales in this segment by $9.4 million and incremental sales from the clad strip project increased sales by $13.1 million. Additionally, net sales were unfavorably impacted by foreign currency headwinds.
Value-added sales of $148.8 million in the third quarter of 2022 were 29% higher than value-added sales of $115.2 million in the third quarter of 2021. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $28.9 million in both the third quarter of 2022 and in the third quarter of 2021. Despite the increase in net sales, EBITDA remained flat primarily due to $1.6 million of start up costs and $4.1 million of additional resource cost and scrap for the new wide area precision strip clad facility and incremental selling, general and administrative expenses for the the HCS-Electronic Materials business.
Nine Months

	Nine Months Ended
	September 30,	October 1,	$	%
(Thousands)	2022	2021	Change	Change
Net sales	$473,876	$375,533	$98,343	26%
Value-added sales	$411,917	$324,597	87,320	27%
EBITDA	$80,886	$68,027	12,859	19%
Net sales from the Performance Materials segment of $473.9 million in the first nine months of 2022 increased 26% compared to net sales of $375.5 million in the first nine months of 2021. The increase in sales was due to higher volume in industrial, aerospace and defense and energy end markets. In addition, sales from HCS-Electronic Materials increased sales in this segment by $24.0 million and incremental sales from the clad strip project increased sales by $15.6 million. These impacts were slightly offset by a decrease in the defense end market, a slight decrease in automotive market sales as a result of the global chip shortage impacting the timing of demand and foreign currency headwinds
Value-added sales of $411.9 million in the first nine months of 2022 were 27% higher than value-added sales of $324.6 million in the first nine months of 2021. The increase in value-added sales was due to the same factors driving the increase in net sales.

EBITDA for the Performance Materials segment was $80.9 million in the first nine months of 2022 compared to $68.0 million in the first nine months of 2021. The increase in EBITDA was primarily due to the same factors driving the increase in net sales, partially offset by acquisition and integration costs of $2.7 million, primarily related to purchase accounting inventory step up charges, as well as $9.8 million of incremental start up costs and $4.1 million of additional resource cost and scrap for the new wide area precision strip clad facility, manufacturing inefficiencies and incremental selling, general and administrative expenses for the HCS-Electronic Materials business.

Electronic Materials
Third Quarter

	Third Quarter Ended
	September 30,	October 1,	$	%
(Thousands)	2022	2021	Change	Change
Net sales	230,841	220,723	10,118	5%
Value-added sales	113,864	69,704	44,160	63%
EBITDA	16,853	11,326	5,527	49%
Net sales from the Electronic Materials segment of $230.8 million in the third quarter of 2022 were 5% higher than net sales of $220.7 million in the third quarter of 2021. The increase in net sales was primarily due to $39.9 million in net sales from the HCS-Electronic Materials acquisition. The net sales increase from HCS-Electronic Materials was offset by higher customer owned precious metal transactions in the semiconductor market, lower precious metal prices impacting net sales by $8.2 million as well as foreign currency headwinds.
Value-added sales of $113.9 million in the third quarter of 2022 increased 63% compared to value-added sales of $69.7 million in the third quarter of 2021. The increase was primarily driven by $39.9 million in value-added sales from the HCS-Electronic Materials acquisition and an increase in value-added sales in the semiconductor end market. The impact of these items were partially offset by foreign currency headwinds.
EBITDA for the Electronic Materials segment was $16.9 million in the third quarter of 2022 compared to $11.3 million in the third quarter of 2021. The increase in EBITDA is primarily due to incremental EBITDA from HCS-Electronic Materials despite the impact of short term tantalum raw material headwinds, as well as the impacts of increased sales.

Nine Months

	Nine Months Ended
	September 30,	October 1,	$	%
(Thousands)	2022	2021	Change	Change
Net sales	762,649	638,481	124,168	19%
Value-added sales	337,933	199,553	138,380	69%
EBITDA	51,338	32,668	18,670	57%
Net sales from the Electronic Materials segment of $762.6 million in the first nine months of 2022 were 19% higher than net sales of $638.5 million in the first nine months of 2021. The increase in net sales was primarily due to $112.2 million from the HCS-Electronic Materials acquisition and higher organic sales volumes in the semiconductor, industrial and medical end markets. These impact of these items were partially offset by $6.8 million in lower precious metal prices and the impact of foreign currency headwinds.
Value-added sales of $337.9 million in the first nine months of 2022 increased 69% compared to value-added sales of $199.6 million in the first nine months of 2021. The increase was primarily driven by $112.2 million in value-added sales from the HCS-Electronic Materials acquisition as well as higher organic sales volumes into the semiconductor, industrial, and energy end markets. The impact of these items were partially offset by foreign currency headwinds.
EBITDA for the Electronic Materials segment was $51.3 million in the first nine months of 2022 compared to $32.7 million in the first nine months of 2021. The increase in EBITDA is primarily due to incremental EBITDA from HCS-Electronic Materials, as well as the impacts of increased sales volumes partially offset by the amortization of the HCS-Electronic Material inventory step up of $5.0 million.

Precision Optics
Third Quarter

(Thousands)	Third Quarter Ended
	September 30,	October 1,	$	%
	2022	2021	Change	Change
Net sales	27,993	31,209	(3,216)	(10)%
Value-added sales	27,977	31,209	(3,232)	(10)%
EBITDA	3,546	6,228	(2,682)	(43)%
Net sales from the Precision Optics segment of $28.0 million in the third quarter of 2022 decreased 10% compared to net sales of $31.2 million in the third quarter of 2021. The change was primarily driven by a reduction in sales related to lower volumes in the aerospace and defense and industrial end markets, the discontinuation of a consumer electronic application as well as foreign currency headwinds.
Value-added sales of $28.0 million in the third quarter of 2022 decreased 10% compared to value-added sales of $31.2 million in the third quarter of 2021. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $3.5 million in the third quarter of 2022 compared to $6.2 million in the third quarter of 2021. The decrease in EBITDA was driven by decreased volumes, unfavorable product mix, and restructuring charges taken during the quarter.

Nine Months

(Thousands)	Nine Months Ended
	September 30,	October 1,	$	%
	2022	2021	Change	Change
Net sales	86,006	99,399	(13,393)	(13)%
Value-added sales	85,923	99,356	(13,433)	(14)%
EBITDA	9,281	19,246	(9,965)	(52)%
Net sales from the Precision Optics segment of $86.0 million in the first nine months of 2022 decreased 13% compared to net sales of $99.4 million in the first nine months of 2021. The change was primarily driven by a reduction in sales related to COVID-19 PCR testing programs, the discontinuation of a consumer electronic application, foreign currency headwinds and the temporary government-mandated shut down of our Shanghai facility due to COVID-19 in the first and second quarters of 2022.
Value-added sales of $85.9 million in the first nine months of 2022 decreased 14% compared to value-added sales of $99.4 million in the first nine months of 2021. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $9.3 million in the first nine months of 2022 compared to $19.2 million in the first nine months of 2021. The decrease in EBITDA was driven by decreased volumes, the temporary shut down of the Shanghai facility in the first and second quarters of 2022, related unabsorbed costs and restructuring charges incurred during the first nine months of 2022.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	September 30,	October 1,	$	%
	2022	2021	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(248)	(254)	6	(2)%
EBITDA	(5,839)	(10,617)	4,778	(45)%
The Other reportable segment in total includes unallocated corporate costs.

Corporate costs were $5.8 million in the third quarter of 2022 compared to $10.6 million in the third quarter of 2021. Corporate costs decreased from 5% of Company-wide value-added sales in the third quarter of 2021 to 2% in the third quarter of 2022. The decrease in corporate costs in the third quarter of 2022 compared to the third quarter of 2021 is primarily related to acquisition costs in 2021 that did not reoccur in 2022.

Nine Months

(Thousands)	Nine Months Ended
	September 30,	October 1,	$	%
	2022	2021	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	(1,353)	(1,211)	(142)	12%
EBITDA	(18,206)	(22,030)	3,824	(17)%
Corporate costs were $18.2 million in the first nine months of 2022 compared to $22.0 million in the first nine months of 2021. Corporate costs accounted for 2% and 4% of Company-wide value-added sales in the first nine months of 2022 and 2021, respectively. The decrease in corporate costs in the first nine months of 2022 compared to the first nine months of 2021 is primarily related to 2021 acquisition costs that did not reoccur in 2022. This is offset slightly by an increase in employee related costs.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	September 30,	October 1,	$
(Thousands)	2022	2021	Change
Net cash provided by operating activities	$34,204	$40,518	$(6,314)
Net cash used in investing activities	(56,380)	(76,954)	20,574
Net cash provided by financing activities	31,349	28,779	2,570
Effects of exchange rate changes	(2,953)	(212)	(2,741)
Net change in cash and cash equivalents	$6,220	$(7,869)	$14,089
Net cash provided by operating activities totaled $34.2 million in the first nine months of 2022 versus $40.5 million in the prior-year period. The decrease in operating cash flow was primarily due to cash used to fund higher working capital due to higher inventory to support increasing demand and sales and higher incentive compensation paid out in the first quarter, partially offset by a higher net income and an increase in unearned income due to customer prepayments totaling $17.5 million received in the second and third quarters of 2022 vs the $9.0 million received through nine months in 2021.
Net cash used in investing activities was $56.4 million in the first nine months of 2022 compared to $77.0 million in the prior-year period due to decrease in capital expenditures primarily related to investments in new equipment funded by customer prepayments in 2021. See Note I to the Consolidated Financial Statements for additional discussion. Additionally, the Company paid a working capital true-up of approximately $3.0 million during the second quarter of 2022 related to the HCS-Electronic Materials acquisition. See Note B to the Consolidated Financial Statements for additional discussion.
Capital expenditures are primarily driven by customer partnerships like the precision clad strip project and investments within our HCS-Electronic Materials operations as well as infrastructure for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2022, the Company expects payments for property, plant, and equipment to be approximately $90 million.
Net cash provided by financing activities totaled $31.3 million in the first nine months of 2022 and $28.8 million in the comparable prior-year period. The increase is primarily due to net borrowings of $49.1 million under our revolving credit facility in the first nine months of 2022, compared to net borrowings of $43.0 million in the same period in the prior year.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At September 30, 2022, cash and cash equivalents held by our foreign operations totaled $17.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
(Thousands)	2022	2021
Cash and cash equivalents	$20,682	$14,462
Total outstanding debt	494,027	449,474
Net debt	$(473,345)	$(435,012)
Available borrowing capacity	$127,169	$176,419

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
The Credit Agreement allows the Company to borrow money at a premium over LIBOR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a maximum interest coverage ratio. We were in compliance with all of our debt covenants as of September 30, 2022 and December 31, 2021. Cash on hand up to $25.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use bank owned metal as we manufacture product for customers. Metal is purchased from the consignee and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In the third quarter of 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreement that would have matured on August 27, 2022. The available and unused capacity under the metal consignment lines expiring in August 2025 totaled approximately $260.8 million as of September 30, 2022, compared to $69.8 million as of December 31, 2021 under the metal financing lines that expired on August 27, 2022. The availability is determined by Board approved levels and actual line capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the third quarter or first nine months of 2022. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.6 million and $7.6 million on our common stock in the third quarter and first nine months of 2022. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $354.2 million and $480.2 million as of September 30, 2022 and December 31, 2021, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of September 30, 2022. For additional information on our material cash obligations, refer to our 2021 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2021 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity, including shut downs of our facilities; our ability to achieve the strategic and other objectives related to the HCS-Electronic Materials acquisition, including any expected synergies; the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of the HCS-Electronic Materials business; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, including the conflict between Russia and Ukraine, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic; and the risk factors set forth in Part 1, Item 1A of the Company's 2021 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2021 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 30, 2022.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of September 30, 2022, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the denial of the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. Amended scheduling orders were entered on April 8, 2022, and August 4, 2022, that likewise did not set a trial date. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

No beryllium cases were filed in the third quarter of 2022.

The Company has insurance coverage, which may respond, subject to an annual deductible.

Other Claims
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, among other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff filed a motion for conditional certification, which the Company opposed. On August 2, 2022, the Court conditionally certified a class of employees at the Company’s Elmore facility only and rejected certification of a class across the Company’s other facilities. The Company believes that it has substantive defenses and intends to vigorously defend this suit, absent a negotiated resolution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2 through August 5, 2022	—	$—	—	$8,316,239
August 6 through September 2, 2022	2,523	96.79	—	8,316,239
September 3 through September 30, 2022	—	—	—	8,316,239
Total	2,523	$96.79	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)	On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended September 30, 2022, the Company did not repurchase any shares under this program. As of September 30, 2022, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
10.1	Amended and Restated Metals Consignment Agreement, dated as of August 12, 2022 (filed as Exhibit 10.1 to the Company's 8-K filed on August 15, 2022), incorporated herein by reference.
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 30, 2022*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: November 2, 2022
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)