Form 10-K
period 2022-12-31
MATERION Corp
filed 2023-02-16
CIK 1104657

3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on July 1, 2022 was $1,488,381,335.
As of January 31, 2023, there were 20,543,518 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity, including shut downs of our facilities; the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses, including the integration of the HCS-Electronic Materials business; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic and the conflict between Russia and Ukraine; and the risk factors set forth in Part 1, Item 1A of this Form 10-K.

Item 1.    BUSINESS

THE COMPANY
Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.8 billion in net sales in 2022. The Company was incorporated in Ohio in 1931. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center.

SEGMENT INFORMATION
Our businesses are organized under four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. Our Other reportable segment includes unallocated corporate costs. Additional information regarding our segments and business is presented below.
Performance Materials
Performance Materials provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes produced at manufacturing facilities located throughout the United States and Europe and sold through distribution global hubs. This segment operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for our beryllium businesses and external sale. In addition to the products described below, this segment globally provides engineering and product development services to help our customers and partners with product design, including delivering prototype parts and other data to demonstrate that the products will perform under the required design specifications. Performance Materials operates through three global product lines: Advanced Alloys, Specialty Materials, and Performance Solutions, as described below:
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
Performance Material's products are primarily sold directly from its facilities throughout the United States, Asia, and Europe, as well as distributed internationally through a network of Company-owned service centers, outside distributors, and agents.
Electronic Materials

Electronic Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms, high temperature braze materials, and ultra-pure wire. These products are used in high-performance logic, advanced memory high-performance logic, advanced memory, micro-electromechanical systems and power management integrated circuits, radio frequency devices, data storage, display, architectural glass, solar, optical coating, and other applications within the semiconductor, energy, and industrial end markets. Electronic Materials also has metal recovery operations and in-house refining that allow for the recycling of precious metals. This business includes a portion of HCS-Electronic Materials. See Note B to the Consolidated Financial Statements for additional discussion regarding our acquisition of HCS-Electronic Materials.
Electronic Materials products are sold directly from its facilities throughout the United States, Asia, and Europe, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes companies such as Honeywell International, Inc., Praxair, Inc., Solar Applied Materials Technology Corp., Grikin, Solaris, Ametek Electronic Components and Packaging, and Tanaka Holding Co., Ltd., as well as a number of smaller regional and national suppliers.
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

Precision Optics
Precision Optics designs and produces precision thin film coatings, optical filters and assemblies. Headquartered in Westford, Massachusetts, the business has manufacturing facilities in Europe, Asia and the United States and its products are sold directly from these facilities, as well as through direct sales offices and independent sales representatives throughout the world. Principal competition includes Viavi Corporation, Coherent Corporation, MKS Newport Optics, Alluxa, and a number of smaller regional and national suppliers. While our product and market development efforts allow us to capture new applications, we may lose existing applications and customers from time to time due to the rapid change in technologies and other factors.
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
Approximately 800 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. No single customer accounted for more than 10% of our total net sales for 2022.

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
Backlog
The backlog of unshipped orders as of December 31, 2022, 2021, and 2020 was $576.2 million, $541.1 million, and $279.2 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2022 will be filled over the next 18 months.
Acquisitions
On November 1, 2021, the Company acquired HCS-Electronic Materials for a purchase price of approximately $395.9 million in cash, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. This business operates within the Performance Materials and Electronic Materials segments, and the results of operations are included as of the date of acquisition. Refer to Note B to the Consolidated Financial Statements for additional detail on the acquisition of HCS-Electronic Materials.
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
Human Capital Management
Materion employees are located throughout the world. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. We employed approximately 3,723 people globally as of December 31, 2022. Approximately 574 were in the Asia–Pacific region, 488 were in the Europe, the Middle East, and Africa (EMEA) region, and 2,661 were in the North America region. Among our total global employee population, approximately 2,336 were employed in manufacturing. Our strong employee base, along with their commitment to customer service excellence and uncompromising values, provides the foundation for our Company’s success.
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
Health and Safety
The health, safety, and well-being of our employees is our highest priority and is a Materion core value. We have a strong Environmental, Health, and Safety (EHS) program that focuses on implementing policies and training programs, as well as performing self-audits to ensure our colleagues leave their workplace safely, every day. We continue to invest in safety improvements such as capital improvements, new safety technology, safety controls, and engineering ergonomic solutions. On an annual basis, our corporate long-range strategies are reviewed and updated, improvement plans are developed for each global location, progress is tracked, and daily critical safety statistics and metrics are published internally. Our corporate intranet site is visible to all global employees, where we share detailed descriptions of serious injuries and near misses and their corrective actions, as well as other proactive measures to promote lessons learned and ensure worker safety. Safety awareness and employee engagement programs have been implemented at all global facilities. We also have onsite medical teams at two key manufacturing sites to provide medical testing for employees to determine any potential exposure to beryllium, of which Materion is a leading global supplier.

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
Our employee resource groups (ERGs) are Company-sponsored groups of global employees that support and promote the specific mutual objectives of both the employees and the Company, with emphasis on the inclusion, diversity, and professional development of employees. The ERGs provide opportunities for employees to connect, develop, and grow together in a supportive environment. As of December 31, 2022, we had four ERGs: ELEVATE (Women); V.E.T. (veterans and allies of the military); LGBTQ+; and United Voices of Materion (all ethnic backgrounds). Our focus continues to be on the recruitment of diverse candidates as well as the development of our internal cadres of diverse leaders so that they can advance their careers and move into leadership positions throughout the Company.
Talent Development
We continue to prioritize professional development and training for all global employees. By providing employees with wide-ranging development programs, opportunities, and paths to success, we empower them to realize their full potential. Our development activities provide further opportunities to retain employees and build upon critical capabilities. We strongly encourage employees to build development plans in partnership with their managers and supervisors, providing both ongoing and specific opportunities for two-way communication and corresponding action. Apprenticeship programs have been implemented in some of our large plant sites, and we continue to introduce similar programs throughout the Company. Likewise, we have implemented career development programs in other key professional functional areas.
We are committed to identifying and developing the talents of our next generation of leaders. Our robust and fully integrated talent and succession-planning process supports the development of our talent pipeline for critical roles in operations management, commercial excellence and engineering. We have continued to grow our campus recruitment initiatives while building programs that develop and grow our early career talent. Additionally, Company development programs have been designed to target and accelerate key leadership and functional skill sets. On an annual basis, we conduct organizational reviews with our Chief Executive Officer and all business unit and function senior leaders to identify and evaluate our high potential, diverse talent and succession plans for our most critical roles.

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
A substantial number of our customers are in the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. Each of these end markets is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, inflation, rising interest rates and the strength or weakness of the U.S. dollar, the strength of the semiconductor, automotive electronics, and oil and gas industries, the rate of construction of telecommunications infrastructure equipment, and government spending on defense.
Also, in times when growth rates in our markets are lower, or negative, there may be temporary inventory adjustments by our customers that may negatively affect our business.
Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business.
The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. These events have led, at times, to slowdowns in our operations, including the temporary shutdown of the Company's Shanghai facility in the first half of 2022. Through continued economic challenges, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures.

As normal business operations resume, we continue to practice enhanced sanitation procedures, health checks and social distancing protocols, however, none of these measures can completely eliminate the risk of exposure or spread of COVID-19. There could be additional waves or spikes in infection, again causing widespread social, economic and operational impacts.
Further, the lingering impacts of the COVID-19 pandemic may continue to adversely affect the economies and financial markets in many countries.

Any prolonged disruption of manufacturing or shipment of our products caused by the COVID-19 pandemic or any future pandemics could materially and adversely affect our results of operations and financial conditions. Surges in infection rate, new shutdowns or quarantines, emergence of new and potentially more contagious variants of the virus and staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner. Further, ongoing supply chain constraints and inflationary pressure could have a negative impact on our results.

Risks Relating to Our Business and Operations
Because we experience seasonal fluctuations in certain end-market sales, our quarterly results will fluctuate, and our annual performance will be affected by the fluctuations.
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
In 2022, 16% of our value-added sales were to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
The markets for our products are experiencing rapid changes in technology.
We operate in markets driven by rapidly changing technology and evolving customer specifications and industry standards. Next-generation solutions may quickly render an existing product obsolete and unmarketable. For example, for many years thermal and mechanical performance have been at the forefront of device packaging for wireless communications infrastructure devices. In recent years, a tremendous effort has been put into developing disruptive thermal spreading materials which requires newer technology that replaces the traditional approach of building package. Our growth and future results of operations depend in part upon our ability to enhance existing products and processes which introduce newly developed products on a timely basis that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer specifications, achieve market acceptance, and respond to our competitors’ products.
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
We manufacture advanced engineered materials using various precious and non-precious metals, including beryllium, tantalum, aluminum, cobalt, copper, gold, nickel, palladium, platinum, ruthenium, silver, tin, iridium, rhodium, niobium, hafnium, and tungsten. The availability of, and prices for, these raw materials are volatile and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute metals, the U.S. dollar exchange rate, production costs of U.S. and foreign competitors, anticipated or perceived shortages, and other factors. Prices for precious metal and certain non-precious metals including tantalum, nickel, iridium, rhodium, niobium, hafnium and tungsten have fluctuated significantly in recent years. Additionally, geopolitical instability and the inflationary environment have added to the volatility. Higher prices can cause adjustments to our inventory carrying values, whether as a result of quantity discrepancies, normal manufacturing losses, differences in scrap rates, theft or other factors, which could have a negative impact on our profitability and cash flows. Also, the price of our products will generally increase in tandem with rising metal prices, as a result of changes in precious metal prices that are passed through to our customers, which could deter them from purchasing our products and adversely affect our net sales and operating profit.

Further, we maintain some precious metals and copper on a consigned inventory basis. The owners of the precious metals and copper charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price or the consignment fee of precious metals and/or copper would increase our costs, negatively impacting our operating profit.
We are not dependent on any one supplier for our primary raw materials, but the business could be impacted by supply constraints. If, in the future, we are unable to obtain sufficient amounts of metals on a timely basis, we may not be able to obtain metals from alternate sources at competitive prices. In addition, interruptions or reductions in our supply of metals could make it difficult to satisfy our customers’ delivery requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Because we maintain a significant inventory of precious metals, we may experience losses due to theft or employee error.
Because we manufacture products that contain precious metals, we maintain a significant amount of precious metals at certain of our manufacturing facilities.  Accordingly, we are subject to the risk of precious metal shortages resulting from employee error or theft. In the past, we have had precious metal shortages resulting from theft and employee error, which could reoccur in the future.
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
Access to consigned metals may restrict our operations
We use gold and other precious metals in the production of some of our products. We obtain most precious metals from consignors under consignment agreements. The consignors retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. Because we do not control the consigned inventory, we may not be able to access the inventory to meet our forecasted needs, which could adversely impact our results of operations.
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
In the conduct of our business, we collect, use, transmit, store, and report data on information systems and interact with customers, vendors, and employees. Increased global information technology (IT) security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. We protect our sensitive information and confidential personal data, our facilities, and information technology systems, but we may be vulnerable to future security breaches. Despite our security measures, our IT systems and infrastructure may be vulnerable to customer viruses, cyber-attacks, security breaches caused by employee error or malfeasance, or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets. The Company has taken steps to protect our computer systems however there is always a risk of undetected successful intrusions. The Company requires employees to complete information security training programs multiple times a year to reinforce the importance of protecting company information and assets. Materion has not experienced a known information security breach to our systems, however intrusions could pose a risk of undetected data loss or theft that could later be used to harm the Company. There have been no financial penalties or settlements associated with an information security breach within the last three years.

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
Tax increases and changes in tax rules may adversely affect our financial results
As a company conducting business on a global basis with material operations throughout the United States, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local, and foreign tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows.
Economic and geopolitical instability including as a result of military conflict could have a material adverse effect on our operating results, financial condition, and cash flows
Geopolitical conflict may have a global impact on our operations, customers, or suppliers. Conflicts may result in various sanctions, including asset freezes and prohibitions on transactions. These sanctions could have a larger impact that expands into other geographies where we do business, including our supply chain, business partners, and customers in those markets, which could result in lost sales, supply shortages, commodity price fluctuations, increased manufacturing costs, transportation logistics challenges, customer credit and liquidity issues, and lost efficiencies.
Risks Related to Legal, Compliance and Regulatory Matters
We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
We sell to customers outside of the United States from our domestic and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 51% in 2022, 47% in 2021, and 45% in 2020 of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:
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
•fluctuations in currency exchange rates; and

•disruptions in our business or the businesses of our suppliers or customers due to cyber security incidents, public health concerns (including viral outbreaks, such as COVID-19), the ongoing conflict between Russia and Ukraine or natural disasters.
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
The health risks relating to exposure to beryllium have been, and will continue to be, a significant issue confronting the beryllium-containing products industry. The health risks associated with beryllium have resulted in product liability claims, employee, and third-party lawsuits. As of December 31, 2022, we had one CBD case outstanding.
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
Additionally we, as well as our customers, are subject to laws regulating worker exposure to beryllium. OSHA has published a new standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and recordkeeping. Materion was a participant in the development of the new standards, which fundamentally represent our current health and safety operating practices. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
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
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company is committed to ensuring that our organization’s governance and operations are fully aligned with environmentally and socially responsible practices. We make statements about our environmental, social and governance goals and initiatives through information provided on our website and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, which could be material, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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
The terms and amount of our indebtedness may restrict our operations, including our ability to pursue our growth and acquisition strategies.
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
Adverse business conditions could impact our ability to generate cash and service our indebtedness.

Our ability to pay interest on our debt and to satisfy our other debt obligations depends in part upon our future financial and operating performance and that of our subsidiaries, and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facility provide adequate sources of liquidity, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2022, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2022, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,100
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/63,200
Alzenau, Germany (2)	Leased	136,400
Balzers, Lichtenstein(3)	Leased	83,400
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	110,000
Delta, Utah (1)	Owned	100,800
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Jena, Germany (3)	Owned	25,800
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	166,500/27,100
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned/Leased	106,000/150,000
Newton, MA (1,2)	Owned/Leased	125,000/69,900
Penang, Malaysia (3)	Leased	68,000
Reading, Pennsylvania (1)	Owned/Leased	128,800/287,000
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Suzhou, China (2)	Leased	21,700
Taoyuan City, Taiwan (2)	Leased	32,500
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	78,000
Wheatfield, New York (2)	Owned	35,000
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,000
Eschborn, Germany (3)	Leased	500
Seoul, Korea (2)	Leased	2,200
Shanghai, China (1)	Leased	5,000
Stuttgart, Germany (1)	Leased	49,000
Tokyo, Japan (1)	Leased	5,400
Tyngsboro, Massachusetts (3)	Leased	4,200

(1)Performance Materials
(2)Electronic Materials
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
Ore resource and reserve data for the Spor Mountain Mine can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, a Technical Report Summary (TRS) for the Spor Mountain Mine was prepared in 2021, in accordance with Items 1300-1305 of Regulations S-K by qualified persons who have no affiliation with the Company. The TRS, which was filed as Exhibit 96 to our Annual Report on Form 10-K for the year ended December 31, 2021, provides additional details regarding the Spor Mountain Mine, including the technical information and assumptions to support the estimates of mineral resources and mineral reserves.

In accordance with Item 1302 of Regulation S-K, a registrant is required to file a TRS as an exhibit to its Annual Report on Form 10-K when disclosing for the first time ore reserves or resources or when ore reserves or resources have changed materially since the last TRS was filed for the property. Because there have been no material changes to the Company’s reserves or resources in 2022, it is not filing a TRS as an exhibit to this Form 10-K.

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
Beryllium Claims
As of December 31, 2022, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants in addition to 100 John/Jane Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. Amended scheduling orders were entered on April 8, 2022, August 4, 2022, and November 1, 2022, that likewise did not set a trial date. The Company believes that it has substantive defenses and intends to vigorously defend itself against this suit.
During 2022, one beryllium case was resolved.
No beryllium cases were filed in 2022.

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
In November 2022, the parties reached a settlement for an immaterial amount. The settlement is pending court approval.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of January 31, 2023, there were 652 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through November 4, 2022	5,021	$84.64	—	$8,316,239
November 5 through December 2, 2022	1,403	$80.17	—	8,316,239
December 3 through December 31, 2022	—	—	—	8,316,239
Total	6,424	$—	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)	On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2022, we did not repurchase any shares under this program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

350
300
250
200
150
100
50
0
Dollars
2017
2018
2019
2020
2021
2022
Materion Common Stock
Russell 2000
S&P SmallCap 600
S&P SmallCap 600 - Materials

	2018	2019	2020	2021	2022
Materion Corporation	$93	$124	$134	$193	$185
Russell 2000	86	108	127	145	114
S&P SmallCap 600	90	109	120	150	124
S&P SmallCap 600 - Materials	77	91	110	130	119
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2017 and that all applicable dividends were reinvested.

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

RESULTS OF OPERATIONS

(Thousands except per share data)	2022	2021	2020
Net sales	$1,757,109	$1,510,644	$1,176,274
Value-added sales	1,143,638	859,700	665,125
Gross margin	343,880	283,762	192,633
Gross margin as a % of Value-added sales	30%	33%	29%
Selling, general, and administrative (SG&A) expense	169,338	163,777	133,963
SG&A expense as a % of Value-added sales	15%	19%	20%
Research and development (R&D) expense	28,977	26,575	20,283
R&D expense as a % of Value-added sales	3%	3%	3%
Goodwill impairment charges	—	—	9,053
Asset impairment charges	—	—	1,419
Restructuring expense	1,573	(438)	11,237
Other — net	24,237	16,737	8,463
Operating profit	119,755	77,111	8,215
Other non-operating (income) expense — net	(5,250)	(5,115)	(3,939)
Interest expense — net	21,905	4,901	3,879
Income before income taxes	103,100	77,325	8,275
Income tax expense (benefit)	17,110	4,851	(7,187)
Net income	85,990	72,474	15,462

Diluted earnings per share	4.14	3.50	0.75

2022 Compared to 2021
Net sales of $1,757.1 million in 2022 increased $246.5 million from $1,510.6 million in 2021. Increased net sales in the Performance Materials and Electronic Materials segments were partially offset by a net sales decrease in the Precision Optics segment. Incremental sales from the full year of HCS-Electronic Materials accounted for $153.3 million of the net sales increase, most of which were sales into the semiconductor end market. Additionally, volume and price increases drove organic growth in our industrial (15%), energy (19%) and aerospace and defense (13%) end markets when compared to last year. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices, which are passed on to the customer as discussed in the value-added sales section below, unfavorably impacted net sales by $9.2 million in 2022 compared to 2021. This impact was partially offset by an increase in the volume of raw material beryllium hydroxide sales in 2022 of $4.0 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $1,143.6 million in 2022 were up 33% compared to 2021. Incremental sales from the full year of HCS-Electronic materials accounted for $153.3 million of the value-

added sales increase, most of which were sales into the semiconductor end market. Additionally, volume and price increases drove organic growth in our industrial (15%), semi-conductor (11%), energy (43%) and aerospace and defense (8%) end markets. These increases were partially offset by foreign currency headwinds.

Gross margin was $343.9 in 2022, a 21% increase from the $283.8 million gross margin recorded in 2021. Gross margin expressed as a percentage of value-added sales decreased to 30% in 2022 from 33% in 2021 mainly due to lower gross margin on the HCS-Electronic Materials business and the precision clad strip project.

SG&A expense totaled $169.3 million in 2022 as compared to $163.8 million in 2021. The increase in SG&A expense for 2022 was primarily due to incremental HCS-Electronic Materials SG&A expense of $4.8 million. Expressed as a percentage of value-added sales, SG&A expense decreased 400 basis points in 2022 to 15% compared to 19% in 2021.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was $29.0 million in 2022, an increase of 9% compared to 2021. R&D costs as a percentage of value-added sales remained at 3%.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In 2022, we recorded a combined total of $1.6 million of restructuring charges in our Precision Optics, Electronic Materials and Other segments.
Other-net totaled expense of $24.2 million and $16.7 million in 2022 and 2021, respectively. The increase in Other-net was driven by an increase in acquisition amortization due to a full year of intangible amortization from the HCS-Electronic Materials acquisition and higher metal consignment fees partially offset by foreign exchange gains in 2022 compared to losses in the prior year. Refer to Note E to the Consolidated Financial Statements for the major components within Other-net.
Other non-operating (income) expense-net includes components of pension and post-retirement income other than service costs. Refer to Note O of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $21.9 million in 2022 and $4.9 million in 2021. The increase in interest expense in 2022 compared to 2021 was primarily due to borrowings under our term loan facility and under our revolving credit facility incurred in the fourth quarter of 2021 used to finance the HCS-Electronic Materials acquisition.
Income tax expense (benefit) for 2022 was $17.1 million of expense compared to $4.9 million of benefit in 2021. The effects of percentage depletion, foreign derived intangible income deduction, and the impacts of research and development credits were the primary factors for the difference between the effective and statutory tax rates in 2022. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results for 2021 compared to 2020.
Segment Disclosures
The Company has four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Materials

(Thousands)	2022	2021	2020
Net sales	$671,525	$511,874	$394,195
Value-added sales	589,587	440,432	345,335
EBITDA	125,227	89,028	38,745

2022 Compared to 2021
Net sales from the Performance Materials segment of $671.5 in 2022 increased 31% compared to 2021. The increase in sales was due to higher organic volume in industrial, aerospace and defense, energy and telecom end markets as well as an increase in the volume of raw material beryllium hydroxide sales in the 2022 of $4 million. In addition, sales from HCS-Electronic Materials increased sales in this segment by $27.1 million and incremental sales from the clad strip project increased sales by $54.5 million. These impacts were slightly offset by a decrease in automotive market sales as a result of the global chip shortage impacting the timing of demand and foreign currency headwinds.

Value-added sales of $589.6 million in 2022 were 34% higher than value-added sales of $440.4 million in 2021. The increase in value-added sales was driven by the same factors driving the increase in net sales.

EBITDA for the Performance Materials segment was $125.2 million in 2022 compared to $89.0 million in 2021. The increase in EBITDA was primarily due to the same factors driving the increase in net sales, partially offset by incremental acquisition and integration costs of $1.1 million, primarily related to purchase accounting inventory step up charges, $9.8 million of incremental start up costs and $4.1 million of additional resource costs and scrap for the new wide area precision strip clad facility.

Electronic Materials

(Thousands)	2022	2021	2020
Net sales	$971,902	$866,816	$670,867
Value-added sales	441,955	289,119	220,516
EBITDA	67,806	44,852	30,127

2022 Compared to 2021
Net sales from the Electronic Materials segment of $971.9 million in 2022 were 12% higher than net sales of $866.8 million in 2021. The increase in net sales was primarily due to $126.2 million in net sales from the HCS-Electronic Materials acquisition. The net sales increase from HCS-Electronic Materials was offset by lower precious metal prices impacting net sales by $9.9 million and foreign currency headwinds. In addition, there was an increase in customer-supplied precious metal transactions in 2022, which does not impact value-added sales but would reduce net sales when compared to 2021.
Value-added sales of $442.0 million increased 53% compared to value-added sales of $289.1 million in 2021. The increase was primarily driven by $126.2 million in value-added sales from the HCS-Electronic Materials acquisition and an increase in value-added sales in the semiconductor end market. The impact of these items were partially offset by foreign currency headwinds.
EBITDA for the Electronic Materials segment was $67.8 million in 2022 compared to $44.9 million in 2021. The increase in EBITDA was primarily due to incremental EBITDA from HCS-Electronic Materials.
Precision Optics

(Thousands)	2022	2021	2020
Net sales	$113,682	$131,954	$111,212
Value-added sales	113,580	131,815	101,878
EBITDA	13,753	25,854	2,470

2022 Compared to 2021

Net sales from the Precision Optics segment were $113.7 million in 2022, a decrease of 14% compared to net sales of $132.0 million in 2021. The change was primarily driven by a reduction in sales related to COVID-19 PCR testing programs, the discontinuation of a consumer electronic application and foreign currency headwinds.

Value-added sales of $113.6 million in 2022 decreased 14% compared to value-added sales of $131.8 million in 2021. The decrease in value-added sales was due to the same factors driving the decrease in net sales.

EBITDA for the Precision Optics segment was $13.8 million in 2022 compared to $25.9 million in 2021. The decrease in EBITDA was driven by decreased volumes, the temporary shut down of the Shanghai facility in the first and second quarters of 2022, related unabsorbed costs and restructuring charges incurred during 2022.
Other

(Thousands)	2022	2021	2020
Net sales	$—	$—	$—
Value-added sales	(1,483)	(1,666)	(2,604)
EBITDA	(28,345)	(33,371)	(16,804)

2022 Compared to 2021
The Other reportable segment in total includes unallocated corporate costs. Corporate costs of $28.3 million in 2022 decreased $5.1 million as compared to $33.4 million in 2021. Corporate costs were 2% of total Company value-added sales in 2022 compared to 4% in 2021. The decrease in corporate costs in 2022 compared to 2021 was primarily due to a $7.3 million decrease in general and administrative expense, primarily related to a decrease in merger and acquisition costs, primarily related to the HCS-Electronic Materials acquisition in 2021.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2022, 2021, and 2020 is as follows:

(Thousands)	2022	2021	2020
Net sales
Performance Materials	$671,525	$511,874	$394,195
Electronic Materials	$971,902	866,816	$670,867
Precision Optics	113,682	131,954	$111,212
Other	—	—	—
Total	$1,757,109	$1,510,644	$1,176,274

Less: pass-through metal costs
Performance Materials	$81,938	$71,442	$48,860
Electronic Materials	529,947	577,697	450,351
Precision Optics	102	139	9,334
Other	1,483	1,666	2,604
Total	$613,470	$650,944	$511,149

Value-added sales
Performance Materials	589,587	440,432	345,335
Electronic Materials	441,955	289,119	220,516
Precision Optics	113,580	131,815	101,878
Other	(1,483)	(1,666)	(2,604)
Total	$1,143,639	$859,700	$665,125

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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2022	2021	2020
Net cash provided by operating activities	$115,958	$90,241	$101,057
Net cash (used in) investing activities	(79,729)	(494,269)	(194,707)
Net cash provided by (used in) financing activities	(35,558)	393,006	(7,091)
Effects of exchange rate changes	(2,032)	(394)	1,612
Net change in cash and cash equivalents	$(1,361)	$(11,416)	$(99,129)
Net cash provided by operating activities totaled $116.0 million in 2022 versus $90.2 million in 2021. Operating cash flow increased primarily due to net income increase of $13.5 million, despite an increase in depreciation and amortization of $9.3 million, customer prepayments increase of $8.2 million and favorable impact of deferred taxes of $14.7 million compared to the prior year. This was partially offset by an increase in working capital outflow, from $33.7 million in 2021 to $58.6 million in 2022. The increase in working capital outflow was primarily driven by an increase in inventory levels to support higher sales as well as increases in the price of raw materials.
Net cash used in investing activities was $79.7 million in 2022 compared to $494.3 million in 2021. The decrease was due to a $392.2 million payment, net of cash acquired, for the HCS-Electronic Materials acquisition in 2021. In addition, capital expenditures decreased by $25.3 million in 2022, compared to 2021, due to increased investments in new equipment funded in part by customer prepayments in 2021 compared to 2022, primarily related to the precision clad strip project. See Notes B and K to the Consolidated Financial Statements for additional discussion.
Net cash provided by (used in) financing activities decreased $428.6 million from 2021. In 2021, the Company entered into the $300 million term loan and incurred $100 million of incremental borrowings under the revolving credit facility used to fund the acquisition of HCS-Electronic Materials. In 2022, the Company began repaying the incurred debt from 2021 and the net amount due under the revolving credit facility and term loan decreased by $28.3 million.
Dividends per common share increased 4% to $0.495 per share in 2022. Total dividend payments to common shareholders were $10.2 million in 2022 and $9.7 million in 2021. In May 2022, the Board of Directors declared an increase in our quarterly dividend from $0.12 to $0.125 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions for at least the next 12 months and the foreseeable future thereafter. At December 31, 2022, cash and cash equivalents held by our foreign operations totaled $11.7 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2022 and December 31, 2021 is as follows:

	December 31,
(Thousands)	2022	2021
Cash and cash equivalents	$13,101	$14,462
Total outstanding debt	431,981	449,747
Net (debt) cash	(418,880)	(435,285)
Available borrowing capacity	$185,294	$176,419
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
In January 2023, we amended the agreement governing our $375.0 million revolving credit facility (Credit Agreement). Pursuant to the amendment, we transition U.S. dollar denominated borrowings from LIBOR to the Secured Overnight Financial Rate (SOFR) for both the revolving credit agreement and the term loan and increased the cap on precious metals facilities from $600 million to $615 million.
The Company had previously amended and restated the Credit Agreement in connection with the HCS-Electronic Materials acquisition in November 2021. A $300 million delayed draw term loan facility was added to the Credit Agreement and the maturity date of the Credit Agreement was extended from 2024 to 2026. Moreover, the Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $150.0 million. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metal, copper and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2022 and December 31, 2021. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
In November 2021, we completed the acquisition of HCS-Electronic Materials. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to its delayed draw term loan facility under the Credit Agreement and $103 million of borrowings under its amended revolving credit facility. The interest rate for the term loan is based on SOFR, following the January 2023 amendment, plus a tiered rate determined by the Company's quarterly leverage ratio.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $241.9 million as of December 31, 2022, compared to $69.8 million as of December 31, 2021 under the metal consignment agreements that expired on August 27, 2022. The availability is determined by Board approved levels and actual capacity. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum number of common shares required to be repurchased in a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares in 2021 or 2022. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.
Material Future Cash Obligations
The following table summarizes our material future obligations with respect to debt and associated interest as of December 31, 2022. In addition to the amounts below, the Company anticipates incurring costs related to its finance lease obligations and non-cancelable lease payments for operating leases with an initial lease term in excess of one year. These obligations are further detailed in Note L.

(Millions)	2023	2024	2025	2026	2027	There- after	Total
Debt (1)	21.1	30.3	30.3	353.5	0.2	0.3	435.7
Interest payments on debt (2)	17.3	15.9	14.1	10.3	—	—	57.6
Total	$38.4	$46.2	$44.4	$363.8	$0.2	$0.3	$493.3

(1)     Refer to Note O to the Consolidated Financial Statements.

(2)    These amounts represent future interest payments related to our total debt, excluding any interest payments to be made on borrowings under our Credit Agreement.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $373.1 million as of December 31, 2022 versus $480.2 million as of December 31, 2021. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2022 and December 31, 2021. Refer to Note I for additional information.

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

The following represents our indicated and inferred ore mineral resources, exclusive of mineral reserves, as of December 31, 2022 and December 31, 2021:

	Indicated	Inferred
As of December 31, 2022
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

As of December 31, 2021
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

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

The following represents our ore mineral reserves:

	Proven	Probable	Total
As of December 31, 2022
Tonnage (in thousands)	7,678	962	8,640
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	37.57	4.97	42.54

As of December 31, 2021
Tonnage (in thousands)	7,739	962	8,701
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	37.92	4.97	42.89
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

(Thousands of Pounds of Beryllium)	2022	2021	2020
Domestic ore	382	386	367
Purchased ore	—	—	—
Unyielded total	382	386	367
Annual yield	90%	91%	90%
Beryllium produced	344	353	334
% of mill capacity	53%	55%	52%
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
Our pension plan investment strategies are governed by a policy adopted by the Board of Directors. A senior management team oversees a group of outside investment analysts and brokerage firms that implement these strategies. The future return on pension assets is dependent upon the plan’s asset allocation, which changes from time to time, and the performance of the underlying investments. Consistent with December 31, 2021, we used an expected rate of return on domestic plan assets assumption of 5.25% at December 31, 2022. This assumption is reflective of management’s view of the long-term returns in the marketplace, as well as changes in risk profiles and available investments. Should the assets earn an average return less than the expected return assumption over time, in all likelihood the future pension expense would increase.
The impact of a change in the discount rate or expected rate of return assumption on domestic pension expense can vary from year to year depending upon the undiscounted liability level, the current discount rate, the asset balance, other changes to the plan, and other factors. A 0.25 percentage point decrease to the discount rate would increase the 2023 projected pension expense approximately $0.1 million. A 0.25 percentage point decrease in the expected rate of return assumption would increase the 2023 projected pension expense by approximately $0.4 million.
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

We had valuation allowances of $4.9 million and $5.0 million associated with certain federal, state, and foreign deferred tax assets as of year-end 2022 and 2021, respectively, primarily for net operating loss, capital loss carryforwards and state tax credits.
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
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Electronic Materials segment totaled $206.7 million as of December 31, 2022. Within the Precision Optics segment, goodwill totaled $86.7 million. The remaining $26.2 million is related to the Performance Materials segment.
For the purpose of the annual goodwill impairment assessment, we have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments including, but not limited to, macroeconomic conditions as related to our business, current and future financial performance of our reporting units, industry and market considerations, and cost factors such as changes in raw materials, labor, or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. The next step compares the fair value of the reporting unit to its carrying value, including goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit exceeds its fair value.
The Company notes that reporting units with goodwill due to recent acquisitions are likely to have fair values to the proximity of the carrying value due to the shorter period of time for fair value from the recent acquisition to have changed. The Precision Optics reporting unit includes the 2020 goodwill of $70.6 million related to the Optics Balzers acquisition and the Performance Materials and Electronic Materials segments include $24.3 million and $157.0 million, respectively, of goodwill related to the HCS-Electronic Materials acquisition. As a result of the timing of the recent acquisitions over the past few years, the Company elected to bybass the qualitative assessment and perform a quantitative assessment of the Performance Materials, Electronic Materials and Precision Optics reporting units' goodwill balances.
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
The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the reporting unit. During the fourth quarter of 2022, the Company considered sales multiples in the low single digits and EBITDA multiples in the range high single digits to low double digits.
Based on the quantitative assessment performed for the Precision Optics reporting unit, the fair value exceeded the carrying value by less than 10%, but by a sufficient amount to support no indicators of impairment as of October 1, 2022. As of October 1, 2022, based on the quantitative assessments for the other reporting units, the estimated fair value was substantially in excess of the carrying value for the remaining reporting units.
Management believes the future sales growth and EBITDA margins in the long range plan, terminal growth rate and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or recognize charges in future periods. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. The assumptions used for the reporting units and indefinite-lived intangibles with fair values exceeding carrying values of less than 10% are more sensitive to future performance and will be monitored accordingly.
We also compared our market capitalization as of October 1, 2022 to the carrying value of our equity and considering an implied control premium, we noted no impairment indicators or triggering events.

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
We are charged a consignment fee by the precious metal consignors that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2022, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $2.2 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
To further limit price and financing rate exposures, under some circumstances, we will require customers to furnish their own metal for processing. Customers may also elect to provide their own material for us to process on a toll basis as opposed to purchasing our material.
The available capacity of our existing consignment lines to consign precious metals is a function of the quantity and price of the metals on hand. As prices increase, a given quantity of metal will utilize a larger proportion of the existing consignment lines. A significant prolonged increase in metal prices could result in our consignment lines being fully utilized, and, absent securing additional consignment line capacity from precious metal consignors, could require us to purchase precious metals rather than consign them, require customers to supply their own metal, and/or force us to turn down additional business opportunities. If we were in a significant precious metal ownership position, we might elect to use derivative financial instruments to hedge the potential price exposure. The cost to finance and potentially hedge the purchased inventory may also be higher than the consignment fee. The financial statement impact of the risk from rising metal prices impacting our consignment availability cannot be estimated at the present time.
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts with terms that match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2022, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2022, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.5 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.

Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2022, 2021, or 2020 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances and borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. As of December 31, 2022 the fair value of our interest rate swap asset was $7.9 million. In February 2023 we amended the terms of the interest rate swap to hedge the change in 1-month USD-SOFR. See Note R for further discussion. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $55.8 million as of December 31, 2022. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2022 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2022 would reduce 2022 pre-tax profits by approximately $2.6 million. This reduction in profits would be primarily offset with the foreign currency gain from the 10% movement in the exchange rates with effective hedges.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure to any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2022. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Materion Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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

Reconciliation of Precious Metals Consignment Inventory
Description of the matter
At December 31, 2022, the notional value of the Company’s off-balance sheet precious metals was $373.1 million. As discussed in Note I to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
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

To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the significant assumptions and data used to estimate the total value of the precious metal, which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31, 2022, evaluated the underlying data used in the reconciliation, and confirmed certain consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from their refine vendors, and other factors and assessed the historical accuracy of management’s analysis to evaluate the assumptions that were most significant to the calculated weight of the precious metal inventory.

Precision Optics Goodwill Impairment Evaluation
Description of the matter
At December 31, 2022, the Company had goodwill of $319.5 million, of which, $86.7 million related to the Precision Optics reporting unit. As discussed in Notes A and M to the consolidated financial statements, due to recent acquisitions, the Company elected to perform a quantitative annual impairment assessment of its Precision Optics reporting unit’s goodwill as of October 1, 2022, and concluded that there was no impairment, but the estimated fair value of the Precision Optics reporting unit exceeded the carrying value by less than 10%.
Auditing the Company’s Precision Optics reporting unit’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the discount rate, revenue growth rates, terminal growth rate and EBITDA margins, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Precision Optics reporting unit goodwill impairment process, including controls over the significant assumptions discussed above. We also tested management’s controls over the completeness and accuracy of the underlying data used in its analysis.
To test the estimated fair value of the Company’s Precision Optics reporting unit, our audit procedures included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in fair value that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used by the Company in the determination of the fair value for the Company’s Precision Optics reporting unit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1958, but we are unable to determine the specific year.
Cleveland, Ohio
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation
Opinion on Internal Control over Financial Reporting

We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 16, 2023

Materion Corporation and Subsidiaries
Years Ended December 31, 2022, 2021, & 2020
Consolidated Statements of Income

(Thousands except per share amounts)	2022	2021	2020
Net sales	$1,757,109	$1,510,644	$1,176,274
Cost of sales	1,413,229	1,226,882	983,641
Gross margin	343,880	283,762	192,633
Selling, general, and administrative expense	169,338	163,777	133,963
Research and development expense	28,977	26,575	20,283
Goodwill impairment charges (Note M)	—	—	9,053
Asset impairment charges (Note M)	—	—	1,419
Restructuring expense (income)	1,573	(438)	11,237
Other — net (Note E)	24,237	16,737	8,463
Operating profit	119,755	77,111	8,215
Other non-operating (income) expense — net (Note O)	(5,250)	(5,115)	(3,939)
Interest expense — net (Note F)	21,905	4,901	3,879
Income before income taxes	103,100	77,325	8,275
Income tax expense (benefit) (Note G)	17,110	4,851	(7,187)
Net income	$85,990	$72,474	$15,462
Basic earnings per share:
Net income per share of common stock	$4.19	$3.55	$0.76
Diluted earnings per share:
Net income per share of common stock	$4.14	$3.50	$0.75

Weighted-average number of shares of common stock outstanding:
Basic	20,511	20,422	20,338
Diluted	20,760	20,689	20,603

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income

(Thousands)	2022	2021	2020
Net income	$85,990	$72,474	$15,462
Other comprehensive income:
Foreign currency translation adjustment	(5,869)	(6,904)	9,030
Derivative and hedging activity, net of tax expense (benefit) of $1,387, $482, and $(28), respectively	4,655	1,603	(80)
Pension and post-employment benefit adjustment, net of tax expense (benefit) of $518, $1,094 and $(651), respectively	(526)	3,771	(2,127)
Other comprehensive income (loss)	(1,740)	(1,530)	6,823
Comprehensive income	$84,250	$70,944	$22,285

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows

(Thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$85,990	$72,474	$15,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	53,436	44,137	42,384
Amortization of deferred financing costs in interest expense	1,734	967	790
Stock-based compensation expense (non-cash)	8,813	6,517	5,528
Amortization of pension and post-retirement costs	(146)	437	(151)
Loss (gain) on sale of property, plant, and equipment	14	(282)	466
Deferred income tax (benefit) expense	1,733	(12,957)	(9,850)
Impairment charges	—	—	10,472
Net pension curtailments and settlements	(551)	—	94
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(4,377)	(30,490)	(707)
Decrease (increase) in inventory	(63,986)	(43,458)	(1,288)
Decrease (increase) in prepaid and other current assets	(1,604)	(3,855)	2,475
Increase (decrease) in accounts payable and accrued expenses	12,860	40,219	(21,877)
Increase (decrease) in unearned revenue	207	106	2,935
Increase (decrease) in interest and taxes payable	154	(220)	(157)
Increase (decrease) in unearned income due to customer prepayments	21,942	13,752	54,103
Other — net	(261)	2,894	378
Net cash provided by operating activities	115,958	90,241	101,057
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(2,971)	(392,240)	(130,715)
Payments for purchase of property, plant, and equipment	(77,608)	(102,910)	(67,274)
Proceeds from settlement of currency exchange contract	—	—	3,249
Proceeds from sale of property, plant, and equipment	850	881	33
Net cash used in investing activities	(79,729)	(494,269)	(194,707)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under revolving credit agreement, net	(9,046)	118,297	34,000
Proceeds from issuance of debt	9,276	300,000	—
Repayment of debt	(19,299)	(2,054)	(20,634)
Principal payments under finance lease obligations	(2,736)	(2,819)	(2,213)
Cash dividends paid	(10,160)	(9,697)	(9,257)
Deferred financing costs	—	(7,403)	—
Repurchase of common stock	—	—	(6,766)
Payments of withholding taxes for stock-based compensation awards	(3,593)	(3,318)	(2,221)
Net cash provided by (used in) financing activities	(35,558)	393,006	(7,091)
Effects of exchange rate changes	(2,032)	(394)	1,612
Net change in cash and cash equivalents	(1,361)	(11,416)	(99,129)
Cash and cash equivalents at beginning of period	14,462	25,878	125,007
Cash and cash equivalents at end of period	$13,101	$14,462	$25,878
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2022 and 2021
Consolidated Balance Sheets

(Thousands)	2022	2021
Assets
Current assets
Cash and cash equivalents (Note A)	$13,101	$14,462
Accounts receivable (Note A)	215,211	213,819
Inventories, net (Notes A and I)	423,080	361,115
Prepaid and other current assets	39,056	37,856
Total current assets	690,448	627,252
Deferred income taxes (Notes A and G)	3,265	5,431
Property, plant, and equipment (Notes A and J)	1,209,205	1,132,223
Less allowances for depreciation, depletion, and amortization	(760,440)	(723,248)
Property, plant, and equipment — net	448,765	408,975
Operating lease, right-of-use asset (Note L)	64,249	63,096
Intangible assets (Notes A and M)	143,219	156,736
Other assets (Note O)	22,535	27,369
Goodwill (Notes A and M)	319,498	318,620
Total Assets	$1,691,979	$1,607,479

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note N)	$21,105	$15,359
Accounts payable	107,899	86,243
Salaries and wages	35,543	37,544
Other liabilities and accrued items	54,993	53,388
Income taxes (Notes A and G)	3,928	4,205
Unearned revenue (Note D)	15,496	7,770
Total current liabilities	238,964	204,509
Other long-term liabilities	12,181	14,954
Operating lease liabilities (Note L)	59,055	57,099
Finance lease liabilities (Note L)	13,876	16,327
Retirement and post-employment benefits (Note O)	20,422	33,394
Unearned income (Notes A and K)	107,736	97,962
Long-term income taxes (Notes A and G)	665	1,190
Deferred income taxes (Notes A and G)	28,214	27,216
Long-term debt (Note N)	410,876	434,388
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2022 and 2021)	288,100	271,978
Retained earnings	769,418	693,756
Common stock in treasury (6,605 shares for 2022 and 6,700 shares for 2021)	(220,864)	(209,920)
Accumulated other comprehensive loss (Note P)	(41,909)	(40,169)
Other equity	5,245	4,795
Total shareholders’ equity	799,990	720,440
Total Liabilities and Shareholders’ Equity	$1,691,979	$1,607,479
-

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2019	20,404	6,744	$249,674	$624,954	$(186,845)	$(45,462)	$3,422	$645,743
Net income	—	—	—	15,462	—	—	—	15,462
Other comprehensive income	—	—	—	—	—	6,729	—	6,729
Net pension curtailments and settlements	—	—	—	—	—	94	—	94
Cumulative effect of accounting change	—	—	—	—	—	—	—	—
Cash dividends declared ($0.455 per share)	—	—	—	(9,257)	—	—	—	(9,257)
Stock-based compensation activity	117	(117)	8,867	(101)	(3,147)	—	—	5,619
Payments for withholding taxes for stock-based compensation awards	(39)	39	—	—	(2,221)	—	—	(2,221)
Repurchase of shares	(158)	158	—	—	(6,766)	—	—	(6,766)
Directors' deferred compensation	4	(4)	101	—	(208)	—	334	227
Balance at December 31, 2020	20,328	6,820	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	72,474	—	—	—	72,474
Other comprehensive income	—	—	—	—	—	(1,530)	—	(1,530)
Cash dividends declared ($0.475 per share)	—	—	—	(9,697)	—	—	—	(9,697)
Stock-based compensation activity	164	(164)	13,142	(79)	(6,546)	—	—	6,517
Payments for withholding taxes for stock-based compensation awards	(49)	49	—	—	(3,318)	—	—	(3,318)
Directors’ deferred compensation	5	(5)	194	—	(869)	—	1,039	364
Balance at December 31, 2021	20,448	6,700	$271,978	$693,756	$(209,920)	$(40,169)	$4,795	$720,440
Net income	—	—	—	85,990	—	—	—	85,990
Other comprehensive income	—	—	—	—	—	(1,740)	—	(1,740)
Cash dividends declared ($0.495 per share)	—	—	—	(10,160)	—	—	—	(10,160)
Stock-based compensation activity	135	(135)	15,977	(168)	(6,996)	—	—	8,813
Payments for withholding taxes for stock-based compensation awards	(43)	43	—	—	(3,593)	—	—	(3,593)
Directors’ deferred compensation	3	(3)	145	—	(355)	—	450	240
Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Organization:  Materion Corporation (the Company) is a holding company with subsidiaries that have operations in the United States, Europe, and Asia. These operations manufacture advanced engineered materials used in a variety of end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center. The Company has four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. Other includes unallocated corporate costs.
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
See Note B for further discussion of the acquisition of HCS-Electronic Materials which was completed on November 1, 2021.
Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2022. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the expected losses resulting from the inability of customers to pay amounts due. The Company considers the current market conditions and credit losses related to the Company's trade receivables based on the macroeconomic environment, geographic considerations, and other expected market trends. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. Accounts receivable were net of an allowance for credit losses of $0.6 million and $0.5 million at December 31, 2022 and December 31, 2021, respectively. The change in the allowance for credit losses includes expense and net write-offs, neither of which were material. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
Inventories: Inventories are stated at net realizable value. The associated inventory reserve was $0.4 million and $0.3 million at December 31, 2022 and 2021, respectively. All of the Company's inventories, except for its bertrandite ore mine which values inventory using a weighted average cost method, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the first-in, first-out (FIFO) method as of December 31, 2022 and 2021.

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
Goodwill and Other Intangible Assets:  Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis of impairment of goodwill is necessary or a quantitative assessment ("step one") where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach). Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Intangible assets with finite lives are amortized using the straight-line method or effective interest method, as applicable, over the periods estimated to be benefited, which is generally 20 years or less. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant.
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
Also included in Unearned Income as of December 31, 2022 and 2021, are $85.9 million and $72.6 million, respectively, of customer prepayments. See Note K for additional discussion.
Advertising Costs: The Company expenses all advertising costs as incurred. Advertising costs were $0.3 million in 2022, 2021, and 2020.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is available immediately and the Company has applied this guidance in accounting for the interest rate swap as discussed in Note R. Any additional reference rate reform impacts will be accounted for in accordance with ASU 2020-04.
No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. These reclassifications had no impact on the Company’s financial position, results of operations, or cash flows.

Note B — Acquisition

On November 1, 2021, the Company acquired the industry-leading electronic materials business of H.C. Starck Group GmbH (HCS-Electronic Materials) for a cash purchase price of approximately $398.9 million, on a cash-free, debt-free basis, subject to a customary purchase price adjustment mechanism. In 2022, acquisition-related inventory step-up expense was $7.5 million and classified in Cost of Sales and transaction and integration costs were $4.2 million and classified in Selling, General and Administrative expenses in the accompanying consolidated statements of income. The Company financed the purchase price for the HCS-Electronic Materials acquisition with a new $300 million five-year term loan pursuant to a delayed draw term loan facility entered during October 2021 and $103 million of borrowings under its amended revolving credit facility, which was also extended to expire five years in October 2026. This acquired business operates within the Performance Materials and Electronic Materials segments, and the results of operations are included as of the date of acquisition. The combination of Materion and HCS-Electronic Materials enhances the Company's position as the leading supplier to the high growth semiconductor industry.

During the period subsequent to the HCS-Electronic Materials acquisition, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. Additionally, we paid a working capital true-up of approximately $3.0 million during the second quarter of 2022, which increased the total purchase price. As of November 1 2022, the purchase price allocation was final. The following table sets forth cumulative measurement period changes since the acquisition date, as well as the initial allocation of the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of HCS-Electronic Materials, with the excess recorded to goodwill:

(Thousands)	Initial Allocation of Consideration	Measurement Period Adjustments	Final Allocation
Assets:
Cash and cash equivalents	$3,685	$—	$3,685
Accounts receivable	28,352	35	28,387
Inventories	70,681	—	70,681
Prepaid and other current assets	660	(450)	210
Property, plant, and equipment	44,681	355	45,036
Operating lease, right-of-use assets	6,120	—	6,120
Intangible assets	107,800	—	107,800
Other long-term assets	4,528	—	4,528
Goodwill	178,181	3,144	181,325
Total assets acquired	$444,688	$3,084	$447,772

Liabilities:
Accounts payable	$12,139	$(240)	$11,899
Salaries and wages	2,516	$625	3,141
Other liabilities and accrued items	28	$—	28
Income taxes	2,183	$(457)	1,726
Other long-term liabilities	5,543	$215	5,758
Operating lease liabilities	6,042	$—	6,042
Deferred income taxes	20,300	$(30)	20,270
Total liabilities assumed	$48,751	$113	$48,864
Net assets acquired	$395,937	$2,971	$398,908

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

As part of the acquisition, the Company recorded approximately $181.3 million of goodwill allocated between its Electronic Materials and Performance Materials segments based on the relative fair values. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the tangible net assets and intangible assets acquired and primarily attributable to the synergies expected to arise after the acquisition dates. The goodwill is not expected to be deductible for U.S. tax purposes.

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
Note C — Segment Reporting and Geographic Information
The Company changed two segment names during the first quarter of 2022: Performance Alloys and Composites became Performance Materials, and Advanced Materials became Electronic Materials. The Company believes these names better represent the markets served and the advanced next-generation product solutions provided to our customers. Other than the name changes, there were no changes in the composition or structure of the Company's reportable segments in 2022.
The Company has the following operating segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the availability of discrete financial information and the Company’s organizational and management structure.
Performance Materials provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes.
Electronic Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature braze materials, and ultra-fine wire.
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

The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for 2022 and 2021:

(Thousands)	2022	2021
Net sales:
Performance Materials(1)	$671,525	$511,874
Electronic Materials(1)	$971,902	866,816
Precision Optics	113,682	131,954
Other	—	—
Net sales	1,757,109	1,510,644
Segment EBITDA:
Performance Materials	$125,227	89,028
Electronic Materials	67,806	$44,852
Precision Optics	13,753	25,854
Other	(28,345)	(33,371)
Total Segment EBITDA	178,441	126,363
Income tax expense	17,110	4,851
Interest expense - net	21,905	4,901
Depreciation, depletion and amortization	53,436	44,137
Net income	$85,990	$72,474
(1) Excludes inter-segment sales of $0.7 million for Performance Materials and $14.0 million for Electronic Materials for 2022 and $0.2 million for Performance Materials and $13.9 million for Electronic Materials for 2021. Inter-segment sales are eliminated in consolidation.

Other geographic information includes the following:

(Thousands)	2022	2021	2020
Net sales
United States	$867,053	$794,862	$641,727
Asia	519,395	426,303	329,968
Europe	355,691	270,213	189,281
All other	14,970	19,266	15,298
Total	$1,757,109	$1,510,644	$1,176,274
Property, plant, and equipment, net by country deployed
United States	$372,779	$327,969	$223,340
All other	75,986	81,006	86,346
Total	$448,765	$408,975	$309,686

International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, or customer accounted for 10% or more of the Company’s net sales for the years presented.

The following table disaggregates revenue for each segment by end market for 2022 and 2021:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
2022
End Market
Semiconductor	$8,666	$784,517	$5,107	$—	$798,290
Industrial	168,012	47,407	31,948	—	247,367
Aerospace and Defense	110,884	5,882	16,988	—	133,754
Consumer Electronics	49,859	1,144	22,666	—	73,669
Automotive	93,581	7,590	9,922	—	111,093
Energy	50,021	98,844	—	—	148,865
Telecom and Data Center	65,230	149	—	—	65,379
Other	125,272	26,369	27,051	—	178,692
Total	$671,525	$971,902	$113,682	$—	$1,757,109

2021
End Market
Semiconductor	$8,481	$683,085	$2,572	$—	$694,138
Industrial	123,337	45,025	32,779	—	201,141
Aerospace and Defense	86,046	5,509	23,622	—	115,177
Consumer Electronics	41,694	1,184	32,485	—	75,363
Automotive	105,466	7,321	8,356	—	121,143
Energy	23,913	99,330	—	—	123,243
Telecom and Data Center	53,510	173	—	—	53,683
Other	69,427	25,189	32,140	—	126,756
Total	$511,874	$866,816	$131,954	$—	$1,510,644

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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2022. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $63.9 million.

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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2022	December 31, 2021	$ change	% change
Accounts receivable, trade	$215,726	$213,584	$2,142	1%
Unbilled receivables	10,765	7,961	2,804	35%
Unearned revenue	15,496	7,770	7,726	99%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2022.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.
Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $7.1 million of the December 31, 2021 unearned amounts as revenue during 2022. The Company recognized approximately $6.8 million of the December 31, 2020 unearned amounts as revenue during 2021.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net
Other-net is summarized for 2022, 2021, and 2020 as follows:

	(Income) Expense
(Thousands)	2022	2021	2020
Metal consignment fees	$12,212	$9,305	$8,587
Amortization of intangible assets	12,400	5,973	2,377
Foreign currency loss (gain)	(679)	1,573	(2,569)
Net (gain) loss on disposal of fixed assets	14	(282)	466
Other items	290	168	(398)
Total other-net	$24,237	$16,737	$8,463
Note F — Interest Expense-net
The following chart summarizes the interest incurred, capitalized, and paid in 2022, 2021, and 2020:

(Thousands)	2022	2021	2020
Interest incurred, net	$23,014	$5,277	$3,889
Less: Capitalized interest	1,109	376	10
Total net expense	$21,905	$4,901	$3,879
Interest paid	$21,190	$3,652	$3,442
The increase in interest expense in 2022 versus 2021 was driven by increased borrowings under our revolving credit facility and new term loan during 2021 primarily to finance the acquisition of HCS-Electronic Materials. Amortization of deferred financing costs within interest expense was $1.7 million in 2022, $1.0 million in 2021, and $0.8 million in 2020.

Note G — Income Taxes

On August 9, 2022, President Biden signed the CHIPS and Science Act (CHIPS Act) into law. The CHIPS Act provides incentives, beginning in 2023, for manufacturing semiconductors and certain tooling equipment used in the semiconductor manufacturing process. On August 16, 2022, President Biden also signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA, among other provisions, includes a new corporate alternative minimum tax on certain large corporations, an excise tax on stock buybacks, and tax credits for certain critical minerals. The Company does not expect to be an applicable corporation subject to the alternative minimum tax based on our reported GAAP earnings the past three years. The CHIPS Act and the IRA did not have an impact to our consolidated financial statements for the year ended December 31, 2022. We continue to examine the impacts the CHIPS Act and the IRA may have on the Company in 2023 and subsequent years.

Income (loss) before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2022	2021	2020
Income (loss) before income taxes:
Domestic	$90,403	$54,684	$(1,153)
Foreign	12,697	22,641	9,428
Total income (loss) before income taxes	$103,100	$77,325	$8,275
Income tax expense:
Current income tax expense (benefit):
Domestic	$12,571	$14,603	$812
Foreign	2,806	3,205	1,851
Total current	$15,377	$17,808	$2,663
Deferred income tax (benefit) expense:
Domestic	$588	$(7,953)	$(5,641)
Foreign	1,145	(5,004)	(4,209)
Total deferred	$1,733	$(12,957)	$(9,850)
Total income tax expense (benefit)	$17,110	$4,851	$(7,187)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax effect	1.7	(0.3)	(10.0)
Effect of excess of percentage depletion over cost depletion	(3.1)	(3.4)	(43.0)
Foreign derived intangible income deduction	(1.7)	(2.3)	(1.8)
Non-deductible goodwill impairment	—	—	7.1
Research and development tax credit	(2.0)	(1.2)	(16.4)
Impact of foreign operations	0.6	0.3	(5.3)
Non-deductible transaction costs	—	1.6	6.9
Interest from tax authorities	—	—	(3.8)
Adjustment to unrecognized tax benefits	(0.5)	(1.9)	1.8
Equity compensation	(0.9)	(0.5)	(5.3)
Non-deductible officers' compensation	1.2	1.4	6.8
Valuation allowance	0.6	(8.5)	(45.5)
Other items	(0.3)	0.1	0.6
Effective tax rate	16.6%	6.3%	(86.9)%

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2022	2021
Asset (liability)
Post-employment benefits other than pensions	$1,230	$1,714
Other reserves	1,831	1,901
Deferred compensation	3,850	3,263
Environmental reserves	1,321	1,358
Inventory	6,118	—
Research expenditures	7,069	—
Revenue recognition	7,878	5,027
Lease liabilities	12,651	11,639
Interest expense carryforward	12,470	14,163
Pensions	—	1,393
Accrued compensation expense	5,477	6,410
Net operating loss and credit carryforwards	9,915	11,423
Subtotal	69,810	58,291
Valuation allowance	(4,935)	(4,957)
Total deferred tax assets	64,875	53,334
Depreciation	(42,481)	(24,484)
Lease assets	(12,078)	(11,184)
Inventory	—	(2,329)
Amortization	(32,925)	(35,542)
Mine development	—	(917)
Pensions	(400)	—
Unrealized gains	(1,940)	(663)
Total deferred tax liabilities	(89,824)	(75,119)
Net deferred tax liabilities	$(24,949)	$(21,785)

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

At December 31, 2022, for income tax purposes, the Company had foreign net operating loss carryforwards of $21.2 million that do not expire, and $3.2 million that expire in calendar years 2023 through 2027. The Company had state net operating loss carryforwards of $16.3 million that expire in calendar years 2023 through 2040 and state tax credits of $4.1 million that expire in calendar years 2023 through 2037. The Company also had a capital loss carryforward of $7.4 million that expires in 2026. A valuation allowance of $4.9 million has been provided against certain foreign and state net operating loss carryforwards, a U.S. capital loss carryforward, and state tax credits due to uncertainty of their realization.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2019, state and local examinations for years before 2018, and foreign examinations for tax years before 2017.

We operate under a tax holiday in Malaysia, which was extended and is effective through July 31, 2027. The tax holiday is conditional upon our meeting certain employment, sales, and investment thresholds. The impact of this holiday decreased foreign taxes by $3.0 million in 2022.

A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2022 and 2021 is as follows:

(Thousands)	2022	2021
Balance at January 1	$1,142	$2,360
Additions to tax provisions related to the current year	—	431
Additions to tax positions related to prior years	—	—
Reduction to tax positions related to prior years	(8)	(45)
Lapses on statutes of limitations	(482)	(1,604)
Balance at December 31	$652	$1,142
Included in the balance of unrecognized tax benefits, including interest and penalties, as of December 31, 2022 and December 31, 2021 are $0.7 million and $1.2 million, respectively, of tax benefits that would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2022, 2021, and 2020. As of December 31, 2022 and 2021, accrued interest and penalties, net of the related tax benefit, were immaterial.
Income taxes paid during 2022, 2021, and 2020, were approximately $14.5 million, $21.8 million, and $3.9 million, respectively.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2022. The amount of such unrepatriated earnings totaled $105.4 million as of December 31, 2022. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Note H — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2022	2021	2020
Numerator for basic and diluted EPS:
Net income	$85,990	$72,474	$15,462
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,511	20,422	20,338
Effect of dilutive securities:
Stock appreciation rights	81	78	39
Restricted stock units	102	124	102
Performance-based restricted stock units	66	65	124
Diluted potential common shares	249	267	265
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,760	20,689	20,603
Basic EPS	$4.19	$3.55	$0.76
Diluted EPS	$4.14	$3.50	$0.75
Equity awards covering shares of common stock totaling 56,636 in 2022, 55,598 in 2021, and 166,255 in 2020 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

Note I — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2022	2021
Raw materials and supplies	$113,694	$93,518
Work in process	249,105	221,638
Finished goods	60,281	45,959
Inventories, net	423,080	361,115
Inventory balances are presented net of an excess and obsolete reserve totaling $19.8 million and $23.9 million at December 31, 2022 and December 31, 2021, respectively.
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
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $373.1 million as of December 31, 2022 versus $480.2 million as of December 31, 2021.
Note J — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2022	2021
Land	$26,579	$26,627
Buildings	200,223	173,907
Machinery and equipment	770,628	687,502
Software	44,886	45,445
Construction in progress	100,188	130,838
Allowances for depreciation	(720,455)	(690,166)
Subtotal	422,049	374,153
Finance leases	31,662	32,865
Allowances for depreciation	(7,395)	(6,193)
Subtotal	24,267	26,672
Mineral resources	4,980	4,980
Mine development	30,059	30,059
Allowances for amortization and depletion	(32,590)	(26,889)
Subtotal	2,449	8,150
Property, plant, and equipment — net	$448,765	$408,975
The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in Unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment. Unearned income was reduced by $4.4 million in 2022 and $4.3 million in both 2021 and 2020 and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin. The unamortized unearned income balance was $15.3 million and $19.7 million at December 31, 2022 and December 31, 2021, respectively.
We recorded depreciation and depletion expense of $35.2 million in 2022, $31.4 million in 2021, and $30.9 million in 2020. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is net of the reduction in the unearned income liability in 2022, 2021, and 2020. The net carrying value of capitalized software was $4.6 million and $5.4 million at December 31, 2022 and December 31, 2021, respectively. Depreciation expense related to software was $1.8 million in 2022, 2021, and 2020, respectively.
As of December 31, 2022 and December 31, 2021 capital expenditures in accounts payable was $12.1 million and $2.1 million, respectively.
Note K — Customer Prepayments
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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. As of December 31, 2022, the Company has received approximately $21.9 million in prepayments under the terms of this amended agreement.

As of December 31, 2022 and 2021, $85.9 million and $72.6 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheet. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of December 31, 2022 $4.5 million of the prepayments are classified as Unearned revenue. No amounts of the prepayments were classified as short-term unearned revenue as of December 31, 2021
Note L — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of December 31, 2022, we had no material leases that had yet to commence.
The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term over which lease payments are made, adjusted for the impact of collateral.
The components of operating and finance lease cost for 2022 and 2021 were as follows:

(Thousands)	2022	2021
Components of lease expense
Operating lease cost	$13,381	$11,825

Finance lease cost
Amortization of right-of-use assets	1,202	1,989
Interest on lease liabilities	819	1,009
Total lease cost	$15,402	$14,823
The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2022 and 2021 is as follows:

(Thousands, except lease term and discount rate)	2022	2021
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$64,249	$63,096
Other liabilities and accrued items	8,401	7,906
Operating lease liabilities	59,055	57,099

Finance Leases
Property, plant, and equipment	$31,662	$32,865
Allowances for depreciation, depletion, and amortization	(7,395)	(6,193)
Finance lease assets, net	$24,267	$26,672
Other liabilities and accrued items	$1,485	$2,800
Finance lease liabilities	13,876	16,327
Total principal payable on finance leases	$15,361	$19,127

Weighted Average Remaining Lease Term
Operating leases	11.78	11.47
Finance leases	17.98	16.96

Weighted Average Discount Rate
Operating leases	6.08%	6.19%
Finance leases	5.11%	4.99%

Future maturities of the Company's lease liabilities as of December 31, 2022 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2023	$2,216	$12,338
2024	1,385	9,642
2025	1,230	8,743
2026	1,204	7,355
2027	1,204	5,913
2028 and thereafter	16,579	51,574
Total lease payments	23,818	95,565
Less amount of lease payment representing interest	8,457	28,109
Total present value of lease payments	$15,361	$67,456

Supplemental cash flow information related to leases was as follows:

(Thousands)	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,653	$17,580
Operating cash flows from finance leases	818	1,009
Financing cash flows from finance leases	2,736	2,819

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,967	9,191
Finance leases	—	—

Note M — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2022 and 2021, is as follows:

	2022			2021
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$110,347	$(28,950)	$81,397	$111,220	$(22,777)	$88,443
Technology	44,886	(10,420)	34,466	45,014	(6,917)	38,097
Licenses and other	34,300	(10,562)	23,738	34,468	(7,879)	26,589
Total	$189,533	$(49,932)	$139,601	$190,702	$(37,573)	$153,129

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

Amortization expense for 2022, 2021, and 2020 was $12.4 million, $6.0 million, and $2.4 million, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2023	12,473
2024	12,473
2025	11,851
2026	10,626
2027	10,471
Intangible assets also includes deferred costs relating to the Company's revolving credit and consignments lines of $3.6 million and $3.6 million at December 31, 2022 and 2021, respectively.
Goodwill
In 2021, the Company acquired HCS-Electronic Materials for a total purchase price of $398.9 million, and recorded goodwill of $181.3 million. Goodwill of $157.0 million and $24.3 million associated with the HCS-Electronic Materials acquisition was allocated to the Electronic Materials and Performance Materials segments, respectively.
The balance of goodwill at December 31, 2022 and 2021 was $319.5 million and $318.6 million, respectively.
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Total
Balance at December 31, 2020	$1,899	$50,527	$92,490	$144,916
Acquisition	23,904	154,277	—	178,181
Impairment charge	—	—	—	—
Other	—	(284)	(4,193)	(4,477)
Balance at December 31, 2021	$25,803	$204,520	$88,297	$318,620
Acquisition			—	—
Impairment charge	—	—	—	—
Other	354	2,150	(1,626)	878
Balance at December 31, 2022	$26,157	206,670	$86,671	$319,498
Due to recent acquisitions, the Company elected to perform a quantitative annual impairment assessment of its reporting units' goodwill as of October 1, 2022 and determined that the estimated fair values for each of its reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's Precision Optics reporting unit exceeded the carrying value by less than 10%.
Management believes the future sales growth and EBITDA margins in the long range plan, terminal growth rate and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or recognize charges in future periods. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. The assumptions used for the reporting units with fair values exceeding carrying values of less than 10% are more sensitive to future performance and will be monitored accordingly.
The results of the Company's 2022 and 2021 annual goodwill impairment assessments indicated that no goodwill impairment existed.
The Company's accumulated goodwill impairment losses were $20.6 million as of December 31, 2022, 2021 and 2020. Accumulated impairment losses were from the closure of the LAC reporting unit which was closed as of December 31, 2020.

Note N — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2022	2021
Borrowings under Credit Agreement with average interest rate of 6.08% at December 31, 2022 and 2.12% at December 31, 2021	$143,250	$152,296
Borrowings under the Term Loan Facility	285,000	300,000
Foreign debt	7,541	2,252
Total long-term debt outstanding	435,791	454,548
Current portion of long-term debt	(21,105)	(15,359)
Gross long-term debt	$414,686	$439,189
Unamortized deferred financing fees	(3,810)	(4,801)
Long-term debt	$410,876	$434,388
Maturities on long-term debt instruments as of December 31, 2022 are as follows:

(Thousands)
2023	21,105
2024	30,337
2025	30,337
2026	353,543
2027	204
2028 and thereafter	265
Total	$435,791

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

The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metals, copper and certain other assets.
In January 2023, we amended the Credit Agreement to transition U.S. dollar denominated borrowings from LIBOR to the Secured Overnight Financial Rate (SOFR) for both the revolving credit agreement and the term loan and to increase the cap on precious metals facilities from $600 million to $615 million.
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2022 and December 31, 2021. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement. At December 31, 2022 and 2021, there was $428.3 million and $452.3 million outstanding under the Credit Agreement, respectively.

At December 31, 2022 and 2021 there was $46.5 million and $46.3 million letters of credit outstanding against the credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.28% as of December 31, 2022) on the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines totaled $185.3 million as of December 31, 2022.

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

	Pension Benefits		Other Benefits
(Thousands)	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$235,779	$246,107	$7,514	$8,190
Service cost	1,231	1,722	78	80
Interest cost	4,874	4,186	156	116
Net pension curtailments and settlements	(3,104)	—	—	—
Acquisition	—	—	—	—
Plan amendments	—	—	—	—
Actuarial (gain) loss	(61,819)	(8,448)	(1,800)	(112)
Benefit payments	(5,821)	(4,927)	(443)	(742)
Foreign currency exchange rate changes and other	(3,108)	(2,861)	—	(18)
Benefit obligation at end of year	168,032	235,779	5,505	7,514
Change in plan assets
Fair value of plan assets at beginning of year	227,340	226,176	—	—
Plan settlements	(3,104)	—	—	—
Acquisition	—	—	—	—
Actual return on plan assets	(53,283)	5,769	—	—
Employer contributions	831	955	—	—
Employee contributions	786	878	—	—
Benefit payments from fund	(6,175)	(5,399)	—	—
Foreign currency exchange rate changes and other	(1,799)	(1,039)	—	—
Fair value of plan assets at end of year	164,596	227,340	—	—
Funded status at end of year	$(3,436)	$(8,439)	$(5,505)	$(7,514)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$11,761	$18,566	$—	$—
Other liabilities and accrued items	(536)	(1,662)	(754)	(754)
Retirement and post-employment benefits	(14,661)	(25,343)	(4,751)	(6,760)
Net amount recognized	$(3,436)	$(8,439)	$(5,505)	$(7,514)

The benefit obligation decreased in 2022 due to actuarial gains that were driven by increases in the discount rate.
The following amounts are included within accumulated other comprehensive loss at December 31, 2022:

	Pension Benefits		Other Benefits
(Thousands)	2022	2021	2022	2021
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$43,039	$42,440	$(5,573)	$(4,044)
Net prior service cost (credit)	(617)	(695)	(556)	(2,054)
Net transition obligation/(asset)	—	637	—	—
Net amount recognized	$42,422	$42,382	$(6,129)	$(6,098)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2022	2021	2022	2021
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$167,366	$233,717	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	18,490	58,052	—	—
Aggregate fair value of plan assets	3,279	33,148	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	17,833	56,043	—	—
Aggregate fair value of plan assets	3,279	33,148	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2022	2021	2020	2022	2021	2020
Net benefit cost
Service cost	$1,231	$1,722	$1,403	$78	$80	$59
Interest cost	4,874	4,186	5,234	156	116	213
Expected return on plan assets	(9,570)	(9,881)	(9,333)	—	—	—
Amortization of prior service credit	(78)	(82)	—	(1,497)	(1,497)	(1,497)
Recognized net actuarial loss (gain)	1,701	2,344	1,678	(272)	(275)	(332)
Net periodic benefit (credit) cost	(1,842)	(1,711)	(1,018)	(1,535)	(1,576)	(1,557)
Net pension curtailments and settlements	(551)	—	94	—	—	—
Total net benefit (credit) cost	$(2,393)	$(1,711)	$(924)	$(1,535)	$(1,576)	$(1,557)

Components of net periodic benefit cost, other than service cost, are included in Other non-operating (income) expense in the Consolidated Statements of Income. Additionally, Pension Benefit Guaranty Corporation premiums are reported within expected return on plan assets.
The following table summarizes amounts recognized in other comprehensive income (OCI):

	Pension Benefits			Other Benefits
(Thousands)	2022	2021	2020	2022	2021	2020
Change in other comprehensive income
OCI at beginning of year	$42,382	$48,673	$48,073	$(6,098)	$(7,525)	$(9,578)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	78	82	—	1,497	1,497	1,497
Recognized during year — net actuarial (losses) gains	(1,701)	(2,344)	(1,678)	272	275	332
Occurring during year — prior service cost	—	—	(799)	—	—	—
Occurring during year — net actuarial losses (gains)	1,112	(4,553)	3,146	(1,800)	(345)	224
Other adjustments	551	—	(94)	—	—	—
Foreign currency exchange rate changes		524	25	—	—	—
OCI at end of year	$42,422	$42,382	$48,673	$(6,129)	$(6,098)	$(7,525)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following assumptions:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Assumptions used to determine benefit obligations at fiscal year end
Discount rate	2.16% - 5.54%	0.22% - 3.02%	0.03% - 2.76%	5.52%	2.90%	2.45%
Rate of compensation increase	1.75% - 3.00%	1.50% - 3.00%	1.50% - 3.00%	3.50%	3.00%	3.00%
Assumptions used to determine net cost for the fiscal year
Discount rate	0.22% - 3.02%	0.03% - 2.76%	0.21% - 3.48%	2.90%	2.45%	3.20%
Expected long-term return on plan assets	1.20% - 5.25%	1.20% - 5.75%	1.80% - 6.00%	N/A	N/A	N/A
Rate of compensation increase	1.50% - 3.00%	1.50% - 3.00%	1.50% - 3.00%	3.00%	3.00%	3.00%
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
Rate of Compensation Increase. The rate of compensation increase assumption is no longer applicable for the domestic defined benefit due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption to determine the benefit obligation and net cost for the domestic retiree medical plan was 3.5% in 2022 and 3.0% in both 2022 and 2021.
Assumptions for the defined benefit pension plans in Germany, Liechtenstein, and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in each respective country. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2022	2021
Health care trend rate assumed for next year	6.00%	6.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2028

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2022 and 2021 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note R for definitions of the fair value hierarchy.

	December 31, 2022
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,058	$1,058	$—	$—
Equity securities (a)	37,083	37,083	—	—
Fixed-income securities (b)	13,314	13,314	—	—
Other types of investments:
Real estate fund (c)	3,115	3,115	—	—
Total	54,570	54,570	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	103,142
Multi-strategy hedge funds (f)	6,812
Private equity funds	72
Total assets at fair value	$164,596

	December 31, 2021
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$4,777	$4,777	$—	$—
Equity securities (a)	49,618	49,618	—	—
Fixed-income securities (b)	14,344	14,344	—	—
Other types of investments:
Real estate fund (c)	3,258	3,258	—	—
Total	71,997	71,997	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	147,832
Multi-strategy hedge funds (f)	7,438
Private equity funds	73
Total assets at fair value	$227,340
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
The Company’s domestic defined benefit pension plan investment strategy, as approved by the Governance and Organization Committee of the Board of Directors, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents, and alternative securities (which include real estate, private venture capital investments, hedge funds, and tactical asset allocation). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 0% to 40% in equity securities, 60% to

90% in fixed income securities and cash, and up to 20% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.
None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2023.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2023	7,565	767	767
2024	8,174	679	679
2025	8,880	608	608
2026	9,773	518	518
2027	10,638	478	478
2028 through 2032	56,634	1,815	1,815
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $0.5 million at December 31, 2022 and $1.1 million at December 31, 2021, and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $13.1 million in 2022, $9.9 million in 2021, and $9.8 million in 2020.

Note P — Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, including amounts reclassified out, for 2022, 2021, and 2020, and the balances in accumulated other comprehensive (loss) income as of December 31, 2022, 2021, and 2020 are as follows:

	Gains and Losses On Cash Flow Hedges					Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Copper	Total			Total
Balance at December 31, 2019	$1,324	$—	$(452)	$25	$897	$(41,346)	$(5,013)	$(45,462)
Other comprehensive income (loss) before reclassifications	(1,268)	—	(1,675)	218	$(2,725)	(2,721)	9,030	3,584
Amounts reclassified from accumulated other comprehensive income	222	—	2,041	354	2,617	(57)	—	2,560
Other comprehensive income (loss) before tax	(1,046)	—	366	572	(108)	(2,778)	9,030	6,144
Deferred taxes on current period activity	(241)	—	84	129	(28)	(651)	—	(679)
Other comprehensive income (loss) after tax	(805)	—	282	443	(80)	(2,127)	9,030	6,823
Balance at December 31, 2020	$519	$—	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)

Balance at December 31, 2020	$519	$—	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive income (loss) before reclassifications	2,252	—	508	2,444	5,204	4,428	(6,904)	2,728
Amounts reclassified from accumulated other comprehensive income	123	—	(193)	(3,049)	(3,119)	437	—	(2,682)
Other comprehensive income (loss) before tax	2,375	—	315	(605)	2,085	4,865	(6,904)	46
Deferred taxes on current period activity	546	—	73	(137)	482	1,094	—	1,576
Other comprehensive income (loss) after tax	1,829	—	242	(468)	1,603	3,771	(6,904)	(1,530)
Balance at December 31, 2021	$2,348	$—	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)

Balance at December 31, 2021	$2,348	$—	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive income (loss) before reclassifications	(1,260)	8,113	(259)	—	6,594	(394)	(5,869)	331
Amounts reclassified from accumulated other comprehensive income	(176)	(250)	(126)	—	(552)	386	—	(166)
Other comprehensive income (loss) before tax	(1,436)	7,863	(385)	—	6,042	(8)	(5,869)	165
Deferred taxes on current period activity	(331)	1,808	(90)	—	1,387	518	—	1,905
Other comprehensive income (loss) after tax	(1,105)	6,055	(295)	—	4,655	(526)	(5,869)	(1,740)
Balance at December 31, 2022	$1,243	$6,055	$(223)	$—	$7,075	$(40,228)	$(8,756)	$(41,909)
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
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $9.0 million, $7.3 million, and $5.7 million in 2022, 2021, and 2020, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $1.0 million, $0.9 million, and $0.5 million of tax benefits in 2022, 2021, and 2020, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
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
The following table summarizes the Company's SARs activity during 2022:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2021	260	$51.55
Granted	45	80.85
Exercised	(49)	42.83
Cancelled	—	—
Outstanding at December 31, 2022	256	58.38	$7,448	3.8
Vested and expected to vest as of December 31, 2022	256	58.38	7,448	3.8
Exercisable at December 31, 2022	160	50.56	5,928	2.8
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2021	100	$17.98
Granted	45	25.87
Vested	(50)	17.47
Cancelled	—	—
Nonvested as of December 31, 2022	95	$21.97

As of December 31, 2022, $1.3 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 22 months. The total fair value of shares vested during 2022, 2021, and 2020 was $0.9 million, $0.8 million, and $1.5 million, respectively.
The weighted-average grant date fair value for 2022, 2021, and 2020 was $25.87, $20.66, and $13.67, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible and continued vesting is approved by the Board of Directors as defined in the Plan. Stock-based compensation expense relating to SARs was $0.9 million in each of the last three years.
The total intrinsic value of stock options exercised during 2022, 2021 and 2020 was $2.1 million, $1.6 million and $0.5 million, respectively.

The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.56%	0.57%	1.41%
Dividend yield	0.6%	0.7%	0.9%
Volatility	38.5%	37.6%	31.8%
Expected lives (in years)	4.4	4.6	4.8
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
Restricted Stock Units (RSUs) - Employees. The Company may grant RSUs to employees of the Company. These units constitute an agreement to deliver shares of common stock to the participant at the end of the vesting period, which is defined at the date of the grant, and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the RSUs is determined on the date of the grant and is amortized over the vesting period. With the exception of the 2022 annual employee grant, the vesting period is typically three years unless the recipient is retirement eligible and continued vesting is approved by the Board of Directors. The 2022 annual employee grant vests in three equal annual installments on the anniversary of the grant date.
The fair value of RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2022, 2021, and 2020 was $80.96, $68.62, and $51.55, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $3.5 million in 2022, $3.5 million in 2021, and $2.7 million in 2020. The unamortized compensation cost on the outstanding RSUs was $5.5 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of 23 months. The total fair value of shares that vested during 2022 was $2.8 million, compared to $2.0 million in 2021 and $1.2 million in 2020.

The following table summarizes the stock-settled RSU activity during 2022:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2021	162	$59.23
Granted	61	80.96
Vested	(49)	58.29
Forfeited	(9)	64.91
Outstanding at December 31, 2022	165	$67.31

RSUs - Non-Employee Directors. In 2022, 2021, and 2020, 11,120, 9,904, and 15,976 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs was $81.59, $75.77, and $48.42 in 2022, 2021, and 2020, respectively. The Company recognized $0.9 million of expense related to these awards in 2022, compared to $0.8 million of expense in 2021 and $0.7 million of expense in 2020. At December 31, 2022, $0.3 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under the long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2022, 2021, and 2020, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants will be settled in Materion common shares and are equity classified. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.

The following table summarizes the activity related to performance-based RSUs during 2022:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2021	119	$70.77
Granted	38	95.44
Vested	(43)	69.84
Forfeited	(3)	79.01
Outstanding at December 31, 2022	111	$79.31
Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $3.6 million for 2022, $2.2 million for 2021, and $2.0 million for 2020.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. At December 31, 2022, shareholders’ equity included 0.1 million shares related to this plan.
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

The following table summarizes the financial instruments measured at fair value on the Consolidated Balance Sheets at December 31, 2022 and 2021:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial Assets
Deferred compensation investments	$3,001	$3,001	$—	$—
Foreign currency forward contracts	1,291	—	1,291	—
Interest rate swap	7,863		7,863
Precious metal swaps	118	—	118	—
Total	$12,273	$3,001	$9,272	$—
Financial Liabilities
Deferred compensation liability	$3,001	$3,001	$—	$—
Foreign currency forward contracts	1,757	—	1,757	—
Interest rate swap	—		—
Precious metal swaps	411	—	411	—
Total	$5,169	$3,001	$2,168	$—
December 31, 2021
Financial Assets
Deferred compensation investments	$4,246	$4,246	$—	$—
Foreign currency forward contracts	3,368	—	3,368	—
Precious metal swaps	116	—	116	—
Total	$7,730	$4,246	$3,484	$—
Financial Liabilities
Deferred compensation liability	$4,246	$4,246	$—	$—
Foreign currency forward contracts	136	—	136	—
Precious metal swaps	24	—	24	—
Total	$4,406	$4,246	$160	$—
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
Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. As noted in Note R, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the fixed rate portion of the Credit Agreement. The fair value of the interest rate swap asset was $7.9 million as of December 31, 2022, and was determined using level 2 inputs. The total of the outstanding amount on the fixed rate debt and the fair value of the interest rate swap approximates the total fair value of the fixed rate debt as of December 31, 2022.
The carrying values of the other working capital items in the Consolidated Balance Sheets approximate fair values at December 31, 2022 and 2021.
The Company uses derivative contracts to hedge portions of its foreign currency exposures and may also use derivatives to hedge a portion of its precious metal and interest expense fluctuations. The objectives and strategies for using derivatives in these areas are as follows:
Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note P. The swap hedges the change in 1-month LIBOR from March 4, 2022 to November 2, 2026. In February 2023 we amended the terms of the interest rate swap to hedge the change in 1-month

USD-SOFR. The purpose of this hedge is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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
Precious Metals.    The Company maintains the majority of its precious metal production requirements on consignment in order to reduce its working capital investment and the exposure to metal price movements. When a product containing precious metal is fabricated and delivered to the customer, the metal content is purchased out of consignment based on the current market price. The price paid by the Company for the precious metal forms the basis for the price charged to the customer for the metal content in the product. This methodology allows for changes in either direction in the market prices of the precious metals used by the Company to be passed through to the customer and reduces the impact that changes in prices could have on the Company's margins and operating profit. The consigned metal is owned by precious metal consignors that charge the Company consignment fees based upon the value of the metal as it fluctuates while on consignment. Each precious metal consignor retains title to its consigned precious metal until it is purchased by the Company, and it is the Company’s typical practice to purchase metal out of consignment only after a product containing that metal has been purchased by one of our customers.
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
The Company may from time to time elect to purchase precious metal and hold in inventory rather than on consignment due to potential consignment line limitations or other factors. These purchases are infrequent and, when made are typically held for a short duration. A forward contract will be secured at the time of the purchase to fix the price to be paid when the metal is transferred back to the consignment line, thereby limiting any price exposure during the time when the metal was owned by the Company.
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$12,242	$791	$55,063	$2,132
Other liabilities and accrued items	17,061	1,048	9,425	128
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency gains related to these derivatives of $0.2 million in 2022, compared to $1.2 million of foreign currency gains in 2021.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2022 and 2021:

	December 31, 2022
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,985	$145	$—	$74	$26
Foreign currency forward contracts - euro	25,712	355	—	472	137
Precious metal swaps	8,758	118	—	411	—
Interest rate swap	100,000	3,114	4,749	—	—
Total	$137,455	$3,732	$4,749	$957	$163

	December 31, 2021
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$3,907	$131	$2	$—	$—
Foreign currency forward contracts - euro	28,412	1,102	—	—	8
Precious metal swaps	6,256	116	—	24
Total	$38,575	$1,349	$2	$24	$8

All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2022, 2021, or 2020.
The fair value of derivative contracts recorded in accumulated other comprehensive income (loss) totaled $7.4 million and $1.3 million as of December 31, 2022 and December 31, 2021, respectively. Deferred gains of $3.9 million at December 31, 2022 are expected to be reclassified to earnings within the next 18-month period.
The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for years ended December 31, 2022 and 2021:

(Thousands)		2022	2021
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(176)	$123
Precious metal swaps	Cost of sales	(126)	(193)
Interest rate swap	Interest expense - net	(250)	—
Copper swaps	Cost of sales	—	(3,049)
Total		$(552)	$(3,119)
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
Non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. Defense and indemnity costs were less than or equal to the deductible in both 2022 and 2021.
As of December 31, 2022, the Company was a defendant in one beryllium litigation cases, which was also outstanding as of December 31, 2021. The Company does not expect the resolution of this case to have a material impact on its consolidated financial statements. During 2022, one beryllium litigation case was resolved.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2022 and 2021 are as follows:

(Thousands)	2022	2021
Reserve balance at beginning of year	$4,770	$5,476
Expensed	180	185
Paid	(480)	(891)
Reserve balance at end of year	$4,470	$4,770
Ending balance recorded in:
Other liabilities and accrued items	$440	$539
Other long-term liabilities	4,030	4,231
The majority of expenses in both 2022 and 2021 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The Company has asset retirement obligations related to its mine in Utah, as well as for certain leased facilities where the Company is contractually obligated to restore the facility back to its original condition at the end of the lease. The following represents a roll forward of the Company's asset retirement obligation liabilities for the years ended December 31, 2022 and 2021:

(Thousands)	2022	2021
Asset retirement obligation at beginning of period	$2,231	$1,765
Accretion expense	198	134
Change in liability	—	332
Asset retirement obligation at end of period	$2,429	$2,231
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

On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges that he and other similarly situated employees are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff filed a motion for conditional certification, which the Company opposed. On August 2, 2022, the Court conditionally certified a class of employees at the Company’s Elmore facility only and rejected certification of a class across the Company’s other facilities. In November 2022, the parties reached a settlement for an immaterial amount. The settlement is pending court approval.
At December 31, 2022, the Company had outstanding letters of credit totaling $46.5 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2023 and are expected to be renewed.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2022 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2022.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2023 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	54
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Shelly M. Chadwick	51	Vice President, Finance and Chief Financial Officer (November 2020-Present); Vice President Finance and Chief Accounting Officer at The Timken Company, a world leader in engineered bearings and power transmission products (November 2016-November 2020)
Gregory R. Chemnitz	65	Vice President, General Counsel and Secretary
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
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2022 Compensation of Non-Employee Directors."

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2022, 2021, and 2020 is submitted herewith:
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
4.2
Amendment No. 1, dated September 30, 2021, to Third Amended and Restated Credit Agreement, dated September 24, 2019, by and among Materion, Materion’s subsidiary, Materion Netherlands B.V., Materion’s other foreign subsidiaries party thereto from time to time, the financial institutions party thereto from time to time as lenders, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank National Association and Bank of America, N.A., as co-syndication agents, and KeyBank National Association, as documentation agent (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021), incorporated herein by reference.

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

4.4#
Amendment No. 1 dated as of January 13, 2023 to Fourth Amended and Restated Credit Agreement dated as of October 27, 2021, by and among Materion Corporation (the “Company”), Materion Netherlands B.V. (the “Dutch Borrower” and, together with the Company, the “Borrowers”), the financial institutions listed on the signature pages hereof and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”), under that certain Fourth Amended and Restated Credit Agreement dated as of October 27, 2021 by and among the Company, the Dutch Borrower, the other Foreign Subsidiary Borrowers from time to time party thereto.

10.1
Metals Consignment Agreement, dated as of August 12, 2022, among Materion Corporation, certain of its subsidiaries and Bank of Montreal (filed as Exhibit 10.1 to the Company's Form 8-K Filed on August 15, 2022), incorporated herein by reference.

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

10.8*	Form of Severance Agreement for Key Employees (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.9*	Severance Agreement for Jugal Vijayvargiya dated as of March 3, 2017 (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.10*	CEO Offer Letter for Jugal Vijayvargiya dated as of March 1, 2017 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.11*	Severance Agreement for Shelly M. Chadwick dated as of December 15, 2020 (filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2020), incorporated herein by reference.
10.12*	CFO Offer Letter for Shelly M. Chadwick dated as of October 24, 2020 (filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2020), incorporated herein by reference.
10.13*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.
10.14*	2022 Management Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.
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

10.18*
Form of 2022 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.

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

10.21*
Form of 2022 Performance-Based Restricted Stock Unit Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.

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

(21)#	Subsidiaries of the Registrant.
(23.1)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2022.

(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
Date:     February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Jugal K. Vijayvargiya

/s/ Shelly M. Chadwick	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Shelly M. Chadwick

/s/ John M. Zaranec	Chief Accounting Officer	February 16, 2023
John M. Zaranec

*	Director	February 16, 2023
Vinod M. Khilnani

*	Director	February 16, 2023
Emily M. Liggett

*	Director	February 16, 2023
Robert J. Phillippy

*	Director	February 16, 2023
Patrick Prevost

*	Director	February 16, 2023
N. Mohan Reddy

*	Director	February 16, 2023
Craig S. Shular

*	Director	February 16, 2023
Darlene J. S. Solomon

*	Director	February 16, 2023
Robert B. Toth

*	Shelly M. Chadwick, by signing her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Shelly M. Chadwick
Shelly M. Chadwick
February 16, 2023		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(Thousands)
Valuation allowance on deferred tax assets:	2022	2021	2020
Balance at Beginning of Period	$4,957	$14,134	$17,676
Additions:
Charged to Costs and Expenses (1)	373	497	884
Charged to Other Accounts(3)	—	1,019	—
Deductions (2)	$(395)	$(10,693)	$(4,426)
Balance at End of Period	$4,935	$4,957	$14,134

(1) Increase in valuation allowance is recorded as a component of the provision for income taxes.
(2) 2021 includes a $6.9 million valuation allowance reversal in the fourth quarter of 2021 and a $3.8 million balance sheet impact to deferred taxes.
(3) Change in foreign currency exchange rates and acquired reserves. See acquisition footnote B for acquisition details.