Form 10-Q
period 2023-03-31
MATERION Corp
filed 2023-05-03
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at March 31, 2023: 20,608,704.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	March 31, 2023	April 1, 2022
Net sales	$442,526	$449,045
Cost of sales	351,190	373,754
Gross margin	91,336	75,291
Selling, general, and administrative expense	40,336	41,662
Research and development expense	7,621	7,074
Restructuring expense (income)	664	1,076
Other—net	5,775	5,873
Operating profit	36,940	19,606
Other non-operating income—net	(730)	(1,169)
Interest expense—net	7,502	3,735
Income before income taxes	30,168	17,040
Income tax expense	4,580	3,021
Net income	$25,588	$14,019
Basic earnings per share:
Net income per share of common stock	$1.24	$0.69
Diluted earnings per share:
Net income per share of common stock	$1.23	$0.68
Weighted-average number of shares of common stock outstanding:
Basic	20,566	20,464
Diluted	20,887	20,724

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	March 31,	April 1,
(Thousands)	2023	2022
Net income	$25,588	$14,019
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,689	(2,047)
Derivative and hedging activity, net of tax	(2,339)	2,270
Pension and post-employment benefit adjustment, net of tax	(67)	(240)
Other comprehensive loss	283	(17)
Comprehensive income	$25,871	$14,002

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	Dec. 31,
(Thousands)	2023	2022
Assets
Current assets
Cash and cash equivalents	$15,243	$13,101
Accounts receivable, net	207,998	215,211
Inventories, net	434,485	423,080
Prepaid and other current assets	42,128	39,056
Total current assets	699,854	690,448
Deferred income taxes	3,335	3,265
Property, plant, and equipment	1,198,350	1,209,205
Less allowances for depreciation, depletion, and amortization	(728,788)	(760,440)
Property, plant, and equipment, net	469,562	448,765
Operating lease, right-of-use assets	62,352	64,249
Intangible assets, net	140,430	143,219
Other assets	22,183	22,535
Goodwill	320,268	319,498
Total Assets	$1,717,984	$1,691,979
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$27,727	$21,105
Accounts payable	126,866	107,899
Salaries and wages	22,077	35,543
Other liabilities and accrued items	44,186	54,993
Income taxes	4,669	3,928
Unearned revenue	20,292	15,496
Total current liabilities	245,817	238,964
Other long-term liabilities	14,255	12,181
Operating lease liabilities	57,424	59,055
Finance lease liabilities	14,068	13,876
Retirement and post-employment benefits	20,738	20,422
Unearned income	109,883	107,736
Long-term income taxes	812	665
Deferred income taxes	27,511	28,214
Long-term debt	405,482	410,876
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at March 31 and December 31)	297,802	288,100
Retained earnings	792,421	769,418
Common stock in treasury	(231,906)	(220,864)
Accumulated other comprehensive loss	(41,626)	(41,909)
Other equity	5,303	5,245
Total shareholders' equity	821,994	799,990
Total Liabilities and Shareholders’ Equity	$1,717,984	$1,691,979

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(Thousands)	2023	2022
Cash flows from operating activities:
Net income	$25,588	$14,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	15,092	13,179
Amortization of deferred financing costs in interest expense	424	511
Stock-based compensation expense (non-cash)	2,250	1,699
Deferred income tax (benefit) expense	(52)	401
Changes in assets and liabilities:
Accounts receivable	7,538	(15,045)
Inventory	(12,081)	(28,129)
Prepaid and other current assets	(2,865)	(5)
Accounts payable and accrued expenses	(1,904)	(4,177)
Unearned revenue	254	(343)
Interest and taxes payable	657	1,874
Unearned income due to customer prepayments	7,724	—
Other-net	(4,520)	1,712
Net cash (used in) provided by operating activities	38,105	(14,304)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(30,014)	(18,977)
Proceeds from sale of property, plant, and equipment	212	11
Net cash used in investing activities	(29,802)	(18,966)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	4,600	49,067
Repayment of debt	(3,907)	(3,839)
Principal payments under finance lease obligations	(799)	(686)
Cash dividends paid	(2,571)	(2,520)
Payments of withholding taxes for stock-based compensation awards	(3,614)	(2,717)
Net cash provided by financing activities	(6,291)	39,305
Effects of exchange rate changes	130	(260)
Net change in cash and cash equivalents	2,142	5,775
Cash and cash equivalents at beginning of period	13,101	14,462
Cash and cash equivalents at end of period	$15,243	$20,237

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2022	20,543	(6,605)	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990
Net income	—	—	—	25,588	—	—	—	25,588
Other comprehensive loss	—	—	—	—	—	283	—	283
Cash dividends declared ($0.125 per share)	—	—	—	(2,571)	—	—	—	(2,571)
Stock-based compensation activity	98	98	9,675	(14)	(7,411)	—	—	2,250
Payments of withholding taxes for stock-based compensation awards	(33)	(33)	—	—	(3,614)	—	—	(3,614)
Directors’ deferred compensation	1	1	27	—	(17)	—	58	68
Balance at March 31, 2023	20,609	(6,539)	$297,802	$792,421	$(231,906)	$(41,626)	$5,303	$821,994

Balance at December 31, 2021	20,448	(6,700)	$271,978	$693,756	$(209,920)	$(40,169)	$4,795	$720,440
Net income	—	—	—	14,019	—	—	—	14,019
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Cash dividends declared ($0.12 per share)	—	—	—	(2,520)	—	—	—	(2,520)
Stock-based compensation activity	95	95	6,572	—	(4,873)	—	—	1,699
Payments of withholding taxes for stock-based compensation awards	(33)	(33)	—	—	(2,717)	—	—	(2,717)
Directors’ deferred compensation	1	1	39	—	(39)	—	60	60
Balance at April 1, 2022	20,511	(6,637)	$278,589	$705,255	$(217,549)	$(40,186)	$4,855	$730,964

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2022 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

New Pronouncements Adopted:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2024. The Company has applied this guidance in accounting for the interest rate swaps discussed in Note M. Any additional reference rate reform impacts will be accounted for in accordance with ASU 2020-04 and ASU 2022-06.
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

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the first quarter of 2023 and 2022:

(Thousands)	Three months ended March 31, 2023	Three months ended April 1, 2022
Net sales:
Performance Materials (1)	187,014	149,630
Electronic Materials(1)	228,820	270,836
Precision Optics	26,692	28,579
Other	—	—
Net sales	$442,526	$449,045
Segment EBITDA:
Performance Materials	42,770	24,792
Electronic Materials	13,955	12,148
Precision Optics	2,692	2,191
Other	(6,655)	(5,177)
Total Segment EBITDA	$52,762	$33,954
Income tax expense	4,580	3,021
Interest expense - net	7,502	3,735
Depreciation, depletion and amortization	15,092	13,179
Net income	$25,588	$14,019
(1) Excludes inter-segment sales of $3.1 million for the first quarter of 2023 and $5.5 million for the first quarter of 2022 for Electronic Materials and $0.3 million for the first quarter of 2022 for Performance Materials. Inter-segment sales are eliminated in consolidation.

The following table disaggregates revenue for each segment by end market for the first quarter of 2023 and 2022:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Quarter 2023
End Market
Semiconductor	$2,590	$180,616	$911	$—	$184,117
Industrial	38,674	12,969	8,733	—	60,376
Aerospace and defense	30,358	2,077	4,648	—	37,083
Consumer electronics	9,356	187	3,255	—	12,798
Automotive	25,493	1,501	2,608	—	29,602
Energy	13,468	24,951	—	—	38,419
Telecom and data center	16,126	13	—	—	16,139
Other	50,949	6,506	6,537	—	63,992
Total	$187,014	$228,820	$26,692	$—	$442,526

First Quarter 2022
End Market
Semiconductor	$1,800	$214,922	$1,327	$—	$218,049
Industrial	40,069	15,866	8,434	—	64,369
Aerospace and defense	23,684	2,614	5,145	—	31,443
Consumer electronics	13,002	325	5,312	—	18,639
Automotive	22,235	1,657	2,464	—	26,356
Energy	10,849	29,119	—	—	39,968
Telecom and data center	16,081	45	—	—	16,126
Other	21,910	6,288	5,897	—	34,095
Total	$149,630	$270,836	$28,579	$—	$449,045

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at March 31, 2023. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $70.1 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	March 31, 2023	December 31, 2022	$ change	% change
Accounts receivable, trade	$208,633	$215,726	$(7,093)	(3)%
Unbilled receivables	13,919	10,765	3,154	29%
Unearned revenue	20,292	15,496	4,796	31%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the first three months of 2023.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $7.5 million of the December 31, 2022 unearned amounts as revenue during the first three months of 2023.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net

Other-net for the first quarter of 2023 and 2022 is summarized as follows:

	First Quarter Ended
	March 31,	April 1,
(Thousands)	2023	2022
Amortization of intangible assets	$3,121	$3,131
Metal consignment fees	2,929	3,011
Foreign currency (gain) loss	(208)	(333)
Net (gain) loss on disposal of fixed assets	5	(11)
Other items	(72)	75
Total	$5,775	$5,873
Note E — Income Taxes

The Company's effective tax rate for the first quarter of 2023 and 2022 was 15.2% and 17.7%, respectively. The effective tax rate for the first quarter of 2023 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign derived intangible income deduction, and research and development credits. The effective tax rate for the first quarter of 2023 included a net discrete income tax benefit of $0.5 million, primarily related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first quarter of 2022 included a net discrete income tax benefit of $0.1 million, primarily related to excess tax benefits from stock-based compensation awards.

Government Tax Credits

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA, among other provisions, includes a new corporate alternative minimum tax on certain large corporations and new or enhanced federal energy and manufacturing tax credits effective for tax years beginning in 2023. The Company is not subject to the minimum tax as our average annual book profits over the prior three-year period were less than $1 billion. The IRA introduced a new advanced manufacturing production credit (“production credit”), which provides an annual cash benefit for a portion of production costs for the sale of certain minerals produced in the U.S. and sold by a taxpayer during the year.

The IRA affords the Company eligibility to a production credit beginning in 2023, for which the Company expects to recognize cash savings of approximately $8 million for the year ending December 31, 2023. The issuance of guidance and interpretation as to the eligibility for, calculation of, and methods for claiming the production credit remain pending. We will continue to monitor developments related to the production credit from the IRS and US Treasury Department and evaluate the potential impact to the Company’s production credit. The Company will finalize the expected annual production credit impact as further guidance is issued.

The production credit is recorded as a reduction in cost of goods sold as the applicable items are produced and sold. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. Our accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards, under which we recognize the benefit of tax credits accounted for by applying IAS 20 in pretax income on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate.

Note F — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 31,	April 1,
(Thousands, except per share amounts)	2023	2022
Numerator for basic and diluted EPS:
Net income (loss)	$25,588	$14,019
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,566	20,464
Effect of dilutive securities:
Stock appreciation rights	103	97
Restricted stock units	105	106
Performance-based restricted stock units	113	57
Diluted potential common shares	321	260
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,887	20,724
Basic EPS	$1.24	$0.69
Diluted EPS	$1.23	$0.68
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 17,902 and 117,390 for the quarters ended March 31, 2023 and April 1, 2022, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note G — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
(Thousands)	2023	2022
Raw materials and supplies	$116,404	$113,694
Work in process	250,920	249,105
Finished goods	67,161	60,281
Inventories, net	$434,485	$423,080

The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $367.5 million and $373.1 million as of March 31, 2023 and December 31, 2022, respectively.

Note H — Customer Prepayments

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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. As of March 31, 2023, the Company has received approximately $29.7 million in prepayments under the terms of this amended agreement, of which $7.7 million was received during the first quarter of 2023.

As of March 31, 2023 and December 31, 2022, $89.0 million and $85.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of March 31, 2023 $5.1 million of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note I — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the first quarter of 2023 and 2022 for the pension plans as shown below. The Pension Benefits columns aggregate defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits columns include the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 31,	April 1,	March 31,	April 1,
(Thousands)	2023	2022	2023	2022
Components of net periodic benefit (income) cost
Service cost	$222	$318	$13	$22
Interest cost	1,973	1,223	68	39
Expected return on plan assets	(2,439)	(2,400)	—	—
Amortization of prior service cost (benefit)	(23)	(20)	(139)	(374)
Amortization of net loss (gain)	(81)	430	(95)	(68)
Total net benefit (income) cost	$(348)	$(449)	$(153)	$(381)
The Company did not make any contributions to its defined benefit plan in the first quarter of 2023 or 2022.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note J — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2023 and 2022 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive income (loss) before reclassifications	(67)	(1,703)	(475)	(2,245)	—	2,689	444
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	(782)	25	(792)	(338)	—	(1,130)
Net current period other comprehensive (loss) income before tax	(102)	(2,485)	(450)	(3,037)	(338)	2,689	(686)
Deferred taxes	(24)	(571)	(103)	(698)	(271)	—	(969)
Net current period other comprehensive (loss) income after tax	(78)	(1,914)	(347)	(2,339)	(67)	2,689	283
Balance at March 31, 2023	$1,165	$4,141	$(570)	$4,736	$(40,295)	$(6,067)	$(41,626)

Balance at December 31, 2021	$2,348	$—	$72	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive (loss) income before reclassifications	153	3,112	(520)	2,745	—	(2,047)	698
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	115	107	203	(1,000)	—	(797)
Net current period other comprehensive (loss) income before tax	134	3,227	(413)	2,948	(1,000)	(2,047)	(99)
Deferred taxes	31	742	(95)	678	(760)	—	(82)
Net current period other comprehensive (loss) income after tax	103	2,485	(318)	2,270	(240)	(2,047)	(17)
Balance at April 1, 2022	$2,451	$2,485	$(246)	$4,690	$(39,942)	$(4,934)	$(40,186)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.4 million and $1.8 million in the first quarter of 2023 and 2022, respectively.
The Company granted 47,084 SARs to certain employees during the first quarter of 2023. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended March 31, 2023 were $113.28 and $42.27, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	4.27%
Dividend yield	0.44%
Volatility	39.0%
Expected term (in years)	4.5
The Company granted 47,759 stock-settled RSUs to certain employees during the first quarter of 2023. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $113.05 for stock-settled RSUs granted to employees during the three months ended March 31, 2023. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2023. The weighted-average fair value of the stock-settled PRSUs was $154.97 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 31, 2023, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $22.2 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2023	2022	2023	2022	2023	2022	2023	2022
Financial Assets
Deferred compensation investments	$3,860	$3,001	$3,860	$3,001	$—	$—	$—	$—
Foreign currency forward contracts	385	1,291	—	—	385	1,291	—	—
Interest rate swap	7,175	7,863	—	—	7,175	7,863	—	—
Precious metal swaps	131	118	—	—	131	118	—	—
Total	$11,551	$12,273	$3,860	$3,001	$7,691	$9,272	$—	$—
Financial Liabilities
Deferred compensation liability	$3,860	$3,001	$3,860	$3,001	$—	$—	$—	$—
Foreign currency forward contracts	741	1,757	—	—	741	1,757	—	—
Interest rate swap	1,797	—	—	—	1,797	—		—
Precious metal swaps	874	411	—	—	874	411	—	—
Total	$7,272	$5,169	$3,860	$3,001	$3,412	$2,168	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 31, 2023 and December 31, 2022. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note M — Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge exposure to movements in interest rates associated with borrowings, foreign currency exposures, and precious metal and copper exposures. The objectives and strategies for using derivatives in these areas are as follows:
Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note O. The swap hedges the change in 1-month Secured Overnight Financial Rate (SOFR) from March 4, 2022 to November 2, 2026. On March 21, 2023, the Company entered into two $50.0 million interest rate swaps to hedge the interest rate risk on the Credit Agreement described in Note O. The swaps hedge the change in 1-month USD-SOFR. The purpose of these hedges is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$13,277	$156	$12,242	$791
Other liabilities and accrued items	18,054	201	17,061	1,048
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.2 million and $0.7 million of foreign currency losses and gains related to derivatives in the first quarter of 2023 and 2022, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and the balance sheet classification as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,063	$98	$—	$49	$—
Foreign currency forward contracts - euro	17,129	131	—	491	—
Precious metal swaps	8,486	131	—	874	—
Interest rate swap	200,000	3,725	3,450	—	1,797
Total	$227,678	$4,085	$3,450	$1,414	$1,797

	December 31, 2022
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$2,985	$145	$—	$74	$26
Foreign currency forward contracts - euro	25,712	355	—	472	137
Precious metal swaps	8,758	118	—	411	—
Interest rate swap	100,000	3,114	4,749	—	—
Total	$137,455	$3,732	$4,749	$957	$163
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $2.7 million of gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At March 31, 2023, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note J for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income related to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the first quarter of 2023 and 2022:

		First Quarter Ended
(Thousands)		March 31, 2023	April 1, 2022
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(35)	$(19)
Precious metal swaps	Cost of sales	25	107
Interest rate swap	Interest expense - net	(782)	115
Total		$(792)	$203

Note N — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note S "Contingencies and Commitments" in the Company's 2022 Annual Report on Form 10-K.
One beryllium case was outstanding as of March 31, 2023. The Company does not expect the resolution of this matter to have a material impact on the consolidated financial statements.
Other Litigation. The Company is party to several pending legal proceedings and claims arising in the normal course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
In November 2022, the parties reached a settlement for an immaterial amount. The Court preliminarily approved the settlement on March 30, 2023 and set a final approval hearing for July 2023.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.4 million and $4.5 million at March 31, 2023 and December 31, 2022, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note O — Debt

(Thousands)	March 31, 2023	December 31, 2022
Borrowings under Credit Agreement	$145,155	$143,250
Borrowings under the Term Loan Facility	281,250	285,000
Foreign debt	10,366	7,541
Total debt outstanding	436,771	435,791
Current portion of long-term debt	(27,727)	(21,105)
Gross long-term debt	409,044	414,686
Unamortized deferred financing fees	(3,562)	(3,810)
Long-term debt	$405,482	$410,876

As of March 31, 2023 and December 31, 2022, the Company had $145.2 million outstanding at an average interest rate of 6.42% and $143.3 million outstanding at an average interest rate of 6.08%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of March 31, 2023 was $186.8 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 31, 2023.

The balance outstanding on the term loan facility as of March 31, 2023 and December 31, 2022 was $281.3 million and $285.0 million, respectively.

At both March 31, 2023 and December 31, 2022, there was $46.5 million outstanding against the letters of credit sub-facility.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	March 31,	April 1,	$	%
(Thousands, except per share data)	2023	2022	Change	Change
Net sales	$442,526	$449,045	$(6,519)	(1)%
Value-added sales	298,558	259,124	39,434	15%
Gross margin	91,336	75,291	16,045	21%
Gross margin as a % of value-added sales	31%	29%
Selling, general, and administrative (SG&A) expense	40,336	41,662	(1,326)	(3)%
SG&A expense as a % of value-added sales	14%	16%
Research and development (R&D) expense	7,621	7,074	547	8%
R&D expense as a % of value-added sales	3%	3%
Restructuring (income) expense	664	1,076	(412)	NM
Other—net	5,775	5,873	(98)	(2)%
Operating profit	36,940	19,606	17,334	88%
Other non-operating (income)—net	(730)	(1,169)	439	(38)%
Interest expense—net	7,502	3,735	3,767	101%
Income before income taxes	30,168	17,040	13,128	77%
Income tax expense (benefit)	4,580	3,021	1,559	52%
Net income	$25,588	$14,019	$11,569	83%

Diluted earnings per share	$1.23	$0.68	$0.55	81%
NM = Not Meaningful

Net sales of $442.5 million in the first quarter of 2023 decreased $6.5 million from $449.0 million in the first quarter of 2022. Increased net sales in the Performance Materials was partially offset by a decrease in net sales in the Electronic Materials and Precision Optics segments. Volume and price increases in the aerospace and defense end market (15%) and incremental sales from the clad strip project of $36.2 million were offset by decreased sales in the semiconductor (16%), industrial (5%) and consumer electronics (31%) end markets when compared to the same period last year. Additionally, there was a $8.9 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2022. See Note B - Segment Reporting for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices unfavorably impacted net sales during the first quarter of 2023 by $4.8 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $298.6 million in the first quarter of 2023 increased $39.4 million, or 15%, compared to the first quarter of 2022. The increase was driven by increased value-added sales into the aerospace and defense (21%) and automotive (23%) end markets as well as $36.2 million of incremental sales from the clad strip project, slightly offset by a year over year decrease in the volume of raw material beryllium hydroxide sales of $8.9 million compared to the first quarter of 2022.

Gross margin in the first quarter of 2023 was $91.3 million, which was up 21% compared to the first quarter of 2022. Gross margin expressed as a percentage of value-added sales increased to 31% in the first quarter of 2023 from 29% in the first quarter of 2022. Gross margin increased from the prior year primarily due to $7.5 million of inventory step up amortization from the HCS-Electronic Material acquisition that was recorded during the first quarter of 2022, that did not recur in 2023. In addition, the production tax credit recorded in the first quarter of 2023 favorably impacted gross margin. See Note E to the Consolidated Financial Statements for further discussion.

SG&A expense was $40.3 million in the first quarter of 2023, compared to $41.7 million in the first quarter of 2022. The decrease in SG&A expense from the prior year period was primarily driven by $2.1 million of merger and acquisition costs related to the acquisition of HCS-Electronic Materials incurred in the first quarter of 2022, that did not recur in 2023. Expressed as a percentage of value-added sales, SG&A expense was 14% and 16% in the first quarter of 2023 and 2022, respectively.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D spend was 3% of value-added sales in both the first quarter of 2023 and 2022.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first quarter of 2023, we recorded a combined total of $0.7 million of restructuring charges in our Precision Optics and Electronic Materials segments, compared to $1.1 million of restructuring charges in the first quarter of 2022 recorded in our Precision Optics, Electronic Materials and Other segments.

Other-net was $5.8 million of expense in the first quarter of 2023, or a $0.1 million decrease from the first quarter of 2022, primarily driven by a $0.1 million decrease in metal consignment fees. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note I to the Consolidated Financial Statements for details of the components.

Interest expense-net was $7.5 million and $3.7 million in the first quarter of 2023 and 2022, respectively. The increase in interest expense is primarily due to an increase in interest rates compared to the prior year.

Income tax expense for the first quarter of 2023 was expense of $4.6 million, compared to $3.0 million in the first quarter of 2022. The effective tax rate for the first quarter of 2023 and 2022 was 15.2% and 17.7%, respectively. The effective tax rate for the first quarter of 2023 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign derived intangible income deduction, and research and development credits. See Note E to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure

A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2023 and 2022 is as follows:

	First Quarter Ended
	March 31,	April 1,
(Thousands)	2023	2022
Net sales
Performance Materials	$187,014	$149,630
Electronic Materials	228,820	270,836
Precision Optics	26,692	28,579
Other	—	—
Total	$442,526	$449,045

Less: pass-through metal costs
Performance Materials	$19,004	$20,512
Electronic Materials	124,942	168,604
Precision Optics	22	49
Other	—	756
Total	$143,968	$189,921

Value-added sales
Performance Materials	$168,010	$129,118
Electronic Materials	103,878	102,232
Precision Optics	26,670	28,530
Other	—	(756)
Total	$298,558	$259,124
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
The primary measurement used by management to measure the financial performance of each segment is EBITDA. Refer to Note B to the Consolidated Financial Statements for the reconciliation of EBITDA by segment to consolidated net income.

Performance Materials
First Quarter

	First Quarter Ended
	March 31,	April 1,	$	%
(Thousands)	2023	2022	Change	Change
Net sales	$187,014	$149,630	$37,384	25%
Value-added sales	168,010	129,118	38,892	30%
EBITDA	42,770	24,792	17,978	73%
Net sales from the Performance Materials segment of $187.0 million in the first quarter of 2023 increased 25% compared to net sales of $149.6 million in the first quarter of 2022. The increase in sales was due to higher volume in the aerospace and defense (24%), energy (25%) and automotive (14%) end markets as well as $36.2 million of incremental sales from the clad strip project, slightly offset by a $8.9 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2022.
Value-added sales of $168.0 million in the first quarter of 2023 were 30% higher than value-added sales of $129.1 million in the first quarter of 2022. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $42.8 million in the first quarter of 2023 compared to $24.8 million in the first quarter of 2022. The increase in EBITDA was primarily due to the same factors driving the increase in net sales as well as a lower merger and acquisition costs of $2.7 million compared to the first quarter of 2022. In addition, we recorded a portion of the expected $8 million annual benefit from the production credit in the first quarter of 2023 which favorably impacted EBITDA. See Note E to the Consolidated Financial Statements for further discussion.

Electronic Materials
First Quarter

	First Quarter Ended
	March 31,	April 1,	$	%
(Thousands)	2023	2022	Change	Change
Net sales	$228,820	$270,836	$(42,016)	(16)%
Value-added sales	103,878	102,232	1,646	2%
EBITDA	13,955	12,148	1,807	15%
Net sales from the Electronic Materials segment of $228.8 million in the first quarter of 2023 decreased 16% from net sales of $270.8 million in the first quarter of 2022. The decrease in net sales was primarily due to lower precious metal sales volumes in the semiconductor (16%) and energy (14%) end markets. Additionally, pass-through metal price reductions reduced net sales by $3.6 million compared to the first quarter of 2022.
Despite the decrease in sales, value-added sales were up slightly to $103.9 million in the first quarter of 2023, compared to value-added sales of $102.2 million in the first quarter of 2022, representing an increase of 2%, due to an increase in non-precious metal sales, primarily in tantalum shipments.
EBITDA for the Electronic Materials segment was $14.0 million in the first quarter of 2023 compared to $12.1 million in the first quarter of 2022. The increase in EBITDA is primarily due to no HCS-Electronic Materials acquisition costs recorded in the current period, compared to $6.0 million recorded in the first quarter of 2022. This was partially offset by mix, year over year tantalum costs increases and the impact of lower production late in the first quarter of 2023 resulting in manufacturing cost inefficiencies.

Precision Optics
First Quarter

(Thousands)	First Quarter Ended
	March 31,	April 1,	$	%
	2023	2022	Change	Change
Net sales	$26,692	$28,579	$(1,887)	(7)%
Value-added sales	26,670	28,530	(1,860)	(7)%
EBITDA	2,692	2,191	501	23%
Net sales from the Precision Optics segment of $26.7 million in the first quarter of 2023 decreased 7% compared to net sales of $28.6 million in the first quarter of 2022. The decrease was primarily due to lower sales volumes in the consumer electronics end market (39%).
Value-added sales of $26.7 million in the first quarter of 2023 decreased 7% compared to value-added sales of $28.5 million in the first quarter of 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $2.7 million in the first quarter of 2023, compared to EBITDA of $2.2 million in the first quarter of 2022. The increase in EBITDA was primarily driven by targeted cost reduction initiatives and spend control.

Other
First Quarter

(Thousands)	First Quarter Ended
	March 31,	April 1,	$	%
	2023	2022	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	(756)	756	(100)%
EBITDA	(6,655)	(5,177)	(1,478)	29%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $6.7 million in the first quarter of 2023 compared to $5.2 million in the first quarter of 2022. Corporate costs accounted for 2% of Company-wide value-added sales in the first quarter of 2023 and 2022. The increase in corporate costs in the first quarter of 2023 compared to the first quarter of 2022 is is reflective of investments to execute our strategic initiatives and variable costs associated with improved financial performance.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 31,	April 1,	$
(Thousands)	2023	2022	Change
Net cash (used in) provided by operating activities	$38,105	$(14,304)	$52,409
Net cash used in investing activities	(29,802)	(18,966)	(10,836)
Net cash provided by financing activities	(6,291)	39,305	(45,596)
Effects of exchange rate changes	130	(260)	390
Net change in cash and cash equivalents	$2,142	$5,775	$(3,633)
Net cash provided by operating activities totaled $38.1 million in the first three months of 2023 compared to net cash used in operating activities of $14.3 million in the prior-year period. Working capital requirements used cash of $6.4 million in the first quarter of 2023 compared to $47.4 million during the first three months of 2022. The decrease in cash used for working capital was primarily due to stronger cash collection and continued inventory management.
Net cash used in investing activities was $29.8 million in the first quarter of 2023 compared to $19.0 million in the prior-year period. The increase in cash used in investing activities is due to increased capital expenditures, as expected, to support continued business growth.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2023, the Company expects payments for property, plant, and equipment to be approximately $100 million.
Net cash used by financing activities totaled $6.3 million in the first three months of 2023 compared to net cash provided by financing activities of $39.3 million in the prior-year period. The net financing cash outflow in 2023 was primarily due to debt repayments, compared to financing used to support continued business growth.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2022 Annual Report on Form 10-K.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At March 31, 2023, cash and cash equivalents held by our foreign operations totaled $14.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
(Thousands)	2023	2022
Cash and cash equivalents	$15,243	$13,101
Total outstanding debt	433,209	431,981
Net debt	$(417,966)	$(418,880)
Available borrowing capacity	$186,788	$185,294
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
In January 2023, we amended the agreement governing our $375.0 million revolving credit facility (Credit Agreement). Pursuant to the amendment, we transitioned U.S. dollar denominated borrowings from LIBOR to SOFR for both the revolving credit agreement and the term loan and increased the cap on precious metals consignment line from $600 million to $615 million.
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of March 31, 2023 and December 31, 2022. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $247.5 million as of March 31, 2023, compared to $241.9 million as of December 31, 2022. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the first quarter of 2023. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.
We paid cash dividends of $2.6 million on our common stock in the first quarter of 2023. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $367.5 million and $373.1 million as of March 31, 2023 and December 31, 2022, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of March 31, 2023. For additional information on our contractual and other obligations, refer to our 2022 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the COVID-19 pandemic and the conflict between Russia and Ukraine; realization of expected financial benefits expected from the Inflation Reduction Act of 2022; and the risk factors set forth in Part 1, Item 1A of the Company's 2022 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2022 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 31, 2023.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beryllium Claims
As of March 31, 2023, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the denial of the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. Amended scheduling orders were entered on April 8, 2022, August 4, 2022, and November 1, 2022 that likewise did not set a trial date. The Company believes that it has substantive defenses and intends to vigorously defend this suit.

No beryllium cases were filed in the first quarter of 2023.

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
In November 2022, the parties reached a settlement for an immaterial amount. The Court preliminarily approved the settlement on March 30, 2023 and set a final approval hearing for July 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 3, 2023	—	$—	—	$8,316,239
February 4 through March 3, 2023	26,823	107.67	—	8,316,239
March 4 through March 31, 2023	6,529	111.23	—	8,316,239
Total	33,352	$108.37	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended March 31, 2023 we did not repurchase any shares under this program. As of March 31, 2023 $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
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

4.4
Amendment No. 1 dated as of January 13, 2023 to Fourth Amended and Restated Credit Agreement dated as of October 27, 2021, by and among Materion Corporation (the “Company”), Materion Netherlands B.V. (the “Dutch Borrower” and, together with the Company, the “Borrowers”), the financial institutions listed on the signature pages hereof and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”), under that certain Fourth Amended and Restated Credit Agreement dated as of October 27, 2021 by and among the Company, the Dutch Borrower, the other Foreign Subsidiary Borrowers from time to time party thereto (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022), incorporated herein by reference.

10.1	Materion and Subsidiaries Management Incentive Plan for the 2023 Plan Year*
10.2	Form of 2023 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023*
10.3	Form of 2023 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023*
10.4	Form of 2023 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 31, 2023*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: May 3, 2023
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)