Form 10-Q
period 2023-06-30
MATERION Corp
filed 2023-08-02
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at June 30, 2023: 20,636,758.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(Thousands, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$398,551	$445,295	$841,076	$894,340
Cost of sales	309,496	357,868	660,685	731,622
Gross margin	89,055	87,427	180,391	162,718
Selling, general, and administrative expense	38,911	42,047	79,247	83,708
Research and development expense	7,154	7,592	14,776	14,666
Restructuring expense (income)	1,454	—	2,118	1,076
Other—net	6,192	5,928	11,966	11,801
Operating profit	35,344	31,860	72,284	51,467
Other non-operating income—net	(726)	(1,168)	(1,456)	(2,337)
Interest expense—net	7,641	4,701	15,142	8,437
Income before income taxes	28,429	28,327	58,598	45,367
Income tax expense	4,347	5,072	8,928	8,093
Net income	$24,082	$23,255	$49,670	$37,274
Basic earnings per share:
Net income per share of common stock	$1.17	$1.13	$2.41	$1.82
Diluted earnings per share:
Net income per share of common stock	$1.15	$1.12	$2.38	$1.80
Weighted-average number of shares of common stock outstanding:
Basic	20,625	20,517	20,596	20,491
Diluted	20,896	20,723	20,892	20,743

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2023	2022	2023	2022
Net income	$24,082	$23,255	$49,670	$37,274
Other comprehensive income (loss):
Foreign currency translation adjustment	(743)	(6,343)	1,946	(8,390)
Derivative and hedging activity, net of tax	3,180	1,894	841	4,164
Pension and post-employment benefit adjustment, net of tax	(254)	16	(321)	(224)
Other comprehensive income (loss)	2,183	(4,433)	2,466	(4,450)
Comprehensive income	26,265	$18,822	$52,136	$32,824

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	Dec. 31,
(Thousands)	2023	2022
Assets
Current assets
Cash and cash equivalents	$16,574	$13,101
Accounts receivable, net	188,166	215,211
Inventories, net	455,343	423,080
Prepaid and other current assets	37,750	39,056
Total current assets	697,833	690,448
Deferred income taxes	3,248	3,265
Property, plant, and equipment	1,232,787	1,209,205
Less allowances for depreciation, depletion, and amortization	(739,670)	(760,440)
Property, plant, and equipment, net	493,117	448,765
Operating lease, right-of-use assets	60,207	64,249
Intangible assets, net	137,937	143,219
Other assets	25,140	22,535
Goodwill	320,229	319,498
Total Assets	$1,737,711	$1,691,979
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$27,471	$21,105
Accounts payable	123,862	107,899
Salaries and wages	21,552	35,543
Other liabilities and accrued items	42,501	54,993
Income taxes	2,558	3,928
Unearned revenue	15,306	15,496
Total current liabilities	233,250	238,964
Other long-term liabilities	13,658	12,181
Operating lease liabilities	55,951	59,055
Finance lease liabilities	13,824	13,876
Retirement and post-employment benefits	20,591	20,422
Unearned income	111,598	107,736
Long-term income taxes	827	665
Deferred income taxes	28,156	28,214
Long-term debt	412,733	410,876
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both June 30th and December 31st)	303,390	288,100
Retained earnings	813,793	769,418
Common stock in treasury	(236,423)	(220,864)
Accumulated other comprehensive loss	(39,443)	(41,909)
Other equity	5,806	5,245
Total shareholders' equity	847,123	799,990
Total Liabilities and Shareholders’ Equity	$1,737,711	$1,691,979

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(Thousands)	2023	2022
Cash flows from operating activities:
Net income	$49,670	$37,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	31,444	26,070
Amortization of deferred financing costs in interest expense	855	780
Stock-based compensation expense (non-cash)	5,042	3,694
Deferred income tax expense (benefit)	(166)	1,966
Changes in assets and liabilities:
Accounts receivable	26,886	(2,566)
Inventory	(36,451)	(67,304)
Prepaid and other current assets	1,210	(2,462)
Accounts payable and accrued expenses	(10,583)	8,897
Unearned revenue	(9,222)	(141)
Interest and taxes payable	(1,441)	(1,765)
Unearned income due to customer prepayments	15,061	13,059
Other-net	(1,783)	3,913
Net cash provided by operating activities	70,522	21,415
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(59,469)	(37,730)
Payments for mine development	(3,617)	—
Proceeds from sale of property, plant, and equipment	409	105
Payments for acquisition, net of cash acquired	—	(2,971)
Net cash used in investing activities	(62,677)	(40,596)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities, net	15,151	54,853
Repayment of long-term debt	(7,743)	(7,177)
Principal payments under finance lease obligations	(1,117)	(1,334)
Cash dividends paid	(5,254)	(5,112)
Payments of withholding taxes for stock-based compensation awards	(4,872)	(2,812)
Net cash (used in)/provided by financing activities	(3,835)	38,418
Effects of exchange rate changes	(537)	(1,524)
Net change in cash and cash equivalents	3,473	17,713
Cash and cash equivalents at beginning of period	13,101	14,462
Cash and cash equivalents at end of period	$16,574	$32,175

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at March 31, 2023	20,609	(6,539)	$297,802	$792,421	$(231,906)	$(41,626)	$5,303	$821,994
Net income	—	—	—	24,082	—	—	—	24,082
Other comprehensive income	—	—	—	—	—	2,183	—	2,183
Cash dividends declared ($0.130 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Stock-based compensation activity	40	40	5,567	(27)	(2,748)	—	—	2,792
Payments of withholding taxes for stock-based compensation awards	(12)	(12)	—	—	(1,258)	—	—	(1,258)
Directors’ deferred compensation	—	—	21	—	(511)	—	503	13
Balance at June 30, 2023	20,637	(6,511)	$303,390	$813,793	$(236,423)	$(39,443)	$5,806	$847,123

Balance at April 1, 2022	20,511	(6,637)	$278,589	$705,255	$(217,549)	$(40,186)	$4,855	$730,964
Net income	—	—	—	23,255	—	—	—	23,255
Other comprehensive income	—	—	—	—	—	(4,433)	—	(4,433)
Cash dividends declared ($0.125 per share)	—	—	—	(2,592)	—	—	—	(2,592)
Stock-based compensation activity	13	13	2,671	—	(676)	—	—	1,995
Payments of withholding taxes for stock-based compensation awards	(1)	(1)	—	—	(95)	—	—	(95)
Directors’ deferred compensation	—	—	36	—	(36)	—	60	60
Balance at July 1, 2022	20,523	(6,625)	$281,296	$725,918	$(218,356)	$(44,619)	$4,915	$749,154

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2022	20,543	(6,605)	$288,100	$769,418	$(220,864)		$(41,909)	$5,245	$799,990
Net income	—	—	—	49,670	—		—	—	49,670
Other comprehensive loss	—	—	—	—	—		2,466	—	2,466
Cash dividends declared ($0.255 per share)	—	—	—	(5,254)	—		—	—	(5,254)
Stock-based compensation activity	138	138	15,242	(41)	(10,159)	—		—	5,042
Payments of withholding taxes for stock-based compensation awards	(45)	(45)	—	—	(4,872)		—	—	(4,872)
Directors’ deferred compensation	1	1	48	—	(528)		—	561	81
Balance at June 30, 2023	20,637	(6,511)	$303,390	$813,793	$(236,423)		$(39,443)	$5,806	$847,123

Balance at December 31, 2021	20,448	(6,700)	$271,978	$693,756	$(209,920)		$(40,169)	$4,795	$720,440
Net income	—	—	—	37,274	—		—	—	37,274
Other comprehensive loss	—	—	—	—	—		(4,450)	—	(4,450)
Cash dividends declared ($0.245 per share)	—	—	—	(5,112)	—		—	—	(5,112)
Stock-based compensation activity	108	108	9,243	—	(5,549)		—	—	3,694
Payments of withholding taxes for stock-based compensation awards	(34)	(34)	—	—	(2,812)		—	—	(2,812)
Directors’ deferred compensation	1	1	75	—	(75)		—	120	120
Balance at July 1, 2022	20,523	(6,625)	$281,296	$725,918	$(218,356)		$(44,619)	$4,915	$749,154

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

New Pronouncements Adopted:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2024. The Company has applied this guidance in accounting for the interest rate swaps discussed in Note N. Any additional reference rate reform impacts will be accounted for in accordance with ASU 2020-04 and ASU 2022-06.
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

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the second quarter and first six months of 2023 and 2022:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Second Quarter 2023	Second Quarter 2022	First Six Months Ended 2023	First Six Months Ended 2022
Net sales:
Performance Materials(1)	$182,771	$154,889	$369,785	$304,520
Electronic Materials(1)	190,730	260,971	419,549	531,807
Precision Optics	25,050	29,435	51,742	58,013
Other	—	—	—	—
Net sales	398,551	445,295	841,076	894,340
Segment EBITDA:
Performance Materials	$44,925	$27,229	$87,695	$52,021
Electronic Materials	13,394	22,337	27,349	34,484
Precision Optics	1,701	3,544	4,393	5,735
Other	(7,598)	(7,191)	(14,253)	(12,366)
Total Segment EBITDA	52,422	45,919	105,184	79,874
Income tax expense	4,347	5,072	8,928	8,093
Interest expense - net	7,641	4,701	15,142	8,437
Depreciation, depletion and amortization	16,352	12,891	31,444	26,070
Net income	$24,082	$23,255	$49,670	$37,274

(1) Excludes inter-segment sales of $1.0 million for the second quarter of 2023 and $4.1 million for the first six months of 2023 for Electronic Materials. There were no material inter-segment sales for Performance Materials in 2023. Additionally, excludes inter-segment sales of $0.2 million for the second quarter of 2022 and $0.5 million for the first six months of 2022 for Performance Materials and $2.7 million for the second quarter of 2022 and $8.2 million for the first six months of 2022 for Electronic Materials. Inter-segment sales are eliminated in consolidation.

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2023 and 2022:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Second Quarter 2023
End Market
Semiconductor	$4,411	$155,356	$745	$—	$160,512
Industrial	39,615	4,175	6,713	—	50,503
Aerospace and defense	31,438	1,491	5,998	—	38,927
Consumer electronics	10,289	195	3,566	—	14,050
Automotive	21,813	1,718	1,876	—	25,407
Energy	12,117	21,810	—	—	33,927
Telecom and data center	17,413	45	—	—	17,458
Other	45,675	5,940	6,152	—	57,767
Total	$182,771	$190,730	$25,050	$—	$398,551

Second Quarter 2022
End Market
Semiconductor	$2,446	$213,742	$1,530	$—	$217,718
Industrial	40,970	11,957	7,608	—	60,535
Aerospace and defense	27,615	1,284	3,666	—	32,565
Consumer electronics	16,212	280	5,814	—	22,306
Automotive	24,855	1,465	2,708	—	29,028
Energy	11,410	25,361	—	—	36,771
Telecom and data center	16,223	21	—	—	16,244
Other	15,158	6,861	8,109	—	30,128
Total	$154,889	$260,971	$29,435	$—	$445,295

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Six Months 2023
End Market
Semiconductor	$7,001	$335,972	$1,656	$—	$344,629
Industrial	79,390	17,144	15,445	—	111,979
Aerospace and defense	61,796	3,568	10,647	—	76,011
Consumer electronics	19,645	382	6,822	—	26,849
Automotive	47,306	3,219	4,484	—	55,009
Energy	25,584	46,761	—	—	72,345
Telecom and data center	33,538	58	—	—	33,596
Other	95,525	12,445	12,688	—	120,658
Total	$369,785	$419,549	$51,742	$—	$841,076

First Six Months 2022
End Market
Semiconductor	$4,246	$428,664	$2,857	$—	$435,767
Industrial	81,039	27,823	16,041	—	124,903
Aerospace and defense	51,299	3,898	8,812	—	64,009
Consumer electronics	29,215	605	11,126	—	40,946
Automotive	47,091	3,122	5,026	—	55,239
Energy	22,259	54,481	—	—	76,740
Telecom and data center	32,303	65	—	—	32,368
Other	37,068	13,149	14,151	—	64,368
Total	$304,520	$531,807	$58,013	$—	$894,340

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at June 30, 2023. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $64.1 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	June 30, 2023	December 31, 2022	$ change	% change
Accounts receivable, trade	$188,328	$215,726	$(27,398)	(13)%
Unbilled receivables	11,340	10,765	575	5%
Unearned revenue	15,306	15,496	(190)	(1)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the second quarter of 2023.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $11.7 million of the December 31, 2022 unearned amounts as revenue during the first six months of 2023.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net

Other-net for the second quarter and first six months of 2023 and 2022 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2023	2022	2023	2022
Amortization of intangible assets	$3,130	$3,099	$6,250	$6,230
Metal consignment fees	2,797	2,871	5,726	5,882
Foreign currency (gain) loss	170	28	(38)	(305)
Other items	95	(70)	28	(6)
Total	$6,192	$5,928	$11,966	$11,801
Note E — Restructuring

During 2023, the Company implemented various restructuring initiatives across the Performance Materials, Electronic Materials and Precision Optics segments to improve operational efficiency. This resulted in severance and related costs of approximately $1.5 million and $2.1 million during the three months and six months ended June 30, 2023, respectively.
In the first six months of 2022, Company recorded a combined total of $1.1 million of restructuring charges in our Precision Optics, Electronic Materials and Other segments as a result of cost reduction actions taken in order to reduce our fixed cost structure.
Note F — Income Taxes

The Company's effective tax rate for the second quarter of 2023 and 2022 was 15.3% and 17.9%, respectively, and 15.2% and 17.8% in the first six months of 2023 and 2022, respectively. The effective tax rate for 2023 was lower than the statutory

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
tax rate primarily due to the impact of percentage depletion, research and development and production credits and the foreign derived intangible income deduction. The effective tax rate for 2022 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits and the foreign derived intangible income deduction. The effective tax rate for the first six months of 2023 included a net discrete income tax benefit of $1.0 million, primarily related to excess tax benefits from stock-based compensation awards. The effective tax rate for the first six months of 2022 included a net discrete income tax benefit of $0.4 million, primarily related to excess tax benefits from stock-based compensation awards.
Government Tax Credits
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA, among other provisions, includes a new corporate alternative minimum tax on certain large corporations and new or enhanced federal energy and manufacturing tax credits effective for tax years beginning in 2023. The Company is not subject to the minimum tax as our average annual book profits over the prior three-year period were less than $1 billion. The IRA introduced a new advanced manufacturing production credit (production credit), which provides an annual cash benefit for a portion of production costs for the sale of certain minerals produced in the U.S. and sold by a taxpayer during the year.
The IRA affords the Company eligibility to a production credit beginning in 2023, for which the Company expects to recognize cash savings of at least $8 million for the year ending December 31, 2023. The issuance of guidance and interpretation as to the eligibility for, calculation of, and methods for claiming the production credit remain pending. We will continue to monitor developments related to the production credit from the Internal Revenue Service and U.S. Treasury Department and evaluate the potential impact to the Company’s production credit. The Company will finalize the expected annual production credit impact as further guidance is issued.
The production credit is recorded as a reduction in cost of goods sold as the applicable items are produced and sold. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740; our accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. We recognize the benefit of tax credits accounted for by applying IAS 20 in pretax income on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate.

Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands, except per share amounts)	2023	2022	2023	2022
Numerator for basic and diluted EPS:
Net income	$24,082	$23,255	$49,670	$37,274
Denominator:
Denominator for basic EPS
Weighted-average shares outstanding	20,625	20,517	20,596	20,491
Effect of dilutive securities:
Stock appreciation rights	91	81	93	86
Restricted stock units	77	82	91	116
Performance-based restricted stock units	103	43	112	50
Diluted potential common shares	271	206	296	252
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,896	20,723	20,892	20,743
Basic EPS	$1.17	$1.13	$2.41	$1.82
Diluted EPS	$1.15	$1.12	$2.38	$1.80

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 47,084 and 119,744 for the quarters ended June 30, 2023 and July 1, 2022, respectively, and totaling 69,716 and 79,949 for the six months ended June 30, 2023 and July 1, 2022, respectively. These securities are primarily related to restricted stock units and stock appreciation rights with fair market values and exercise prices greater than the average market price of the Company's common stock and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
(Thousands)	2023	2022
Raw materials and supplies	$114,942	$113,694
Work in process	263,604	249,105
Finished goods	76,797	60,281
Inventories, net	$455,343	$423,080
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $321.3 million and $373.1 million as of June 30, 2023 and December 31, 2022, respectively.
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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. As of June 30, 2023, the Company has received approximately $37.0 million in prepayments under the terms of this amended agreement, of which $15.1 million was received during the first six months of 2023.

As of June 30, 2023 and December 31, 2022, $91.4 million and $85.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of June 30, 2023 $6.7 million of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the second quarter and first six months ended June 30, 2023 and July 1, 2022, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2023	2022	2023	2022
Components of net periodic benefit (credit) cost
Service cost	$211	$292	$13	$20
Interest cost	1,970	1,213	68	39
Expected return on plan assets	(2,422)	(2,378)	—	—
Amortization of prior service (benefit) cost	(21)	(18)	(139)	(374)
Amortization of net loss (gain)	(75)	420	(95)	(68)
Net periodic benefit (credit) cost	$(337)	$(471)	$(153)	$(383)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2023	2022	2023	2022
Components of net periodic benefit (credit) cost
Service cost	$433	$610	$25	$42
Interest cost	3,943	2,436	136	78
Expected return on plan assets	(4,861)	(4,778)	—	—
Amortization of prior service (benefit) cost	(44)	(38)	(278)	(748)
Amortization of net loss (gain)	(156)	850	(190)	(136)
Net periodic benefit (credit) cost	$(685)	$(920)	$(307)	$(764)
The Company did not make any contributions to its domestic defined benefit plan in the second quarter or first six months of 2023 or 2022.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2023 and 2022 are as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at March 31, 2023	$1,165	$4,141	$(570)	$4,736	$(40,295)	$(6,067)	$(41,626)
Other comprehensive income (loss) before reclassifications	163	4,830	79	5,072	—	(743)	4,329
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,028)	85	(943)	(207)	—	(1,150)
Net current period other comprehensive (loss) income before tax	163	3,802	164	4,129	(207)	(743)	3,179
Deferred taxes	38	874	37	949	47	—	996
Net current period other comprehensive (loss) income after tax	125	2,928	127	3,180	(254)	(743)	2,183
Balance at June 30, 2023	$1,290	$7,069	$(443)	$7,916	$(40,549)	$(6,810)	$(39,443)

Balance at April 1, 2022	$2,451	$2,485	$(246)	$4,690	$(39,942)	$(4,934)	$(40,186)
Other comprehensive (loss) income before reclassifications	1,117	756	467	2,340	—	(6,343)	(4,003)
Amounts reclassified from accumulated other comprehensive income (loss)	(110)	238	(8)	120	(10)	—	110
Net current period other comprehensive (loss) income before tax	1,007	994	459	2,460	(10)	(6,343)	(3,893)
Deferred taxes	232	229	105	566	(26)	—	540
Net current period other comprehensive (loss) income after tax	775	765	354	1,894	16	(6,343)	(4,433)
Balance at July 1, 2022	$3,226	$3,250	$108	$6,584	$(39,926)	$(11,277)	$(44,619)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate		Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2022	$1,243	$6,055		$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive income (loss) before reclassifications	96	3,127		(396)	2,827	—	1,946	4,773
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	(1,810)		110	(1,735)	(545)	—	(2,280)
Net current period other comprehensive (loss) income before tax	61	1,317		(286)	1,092	(545)	1,946	2,493
Deferred taxes	14	303		(66)	251	(224)	—	27
Net current period other comprehensive (loss) income after tax	47	1,014		(220)	841	(321)	1,946	2,466
Balance at June 30, 2023	$1,290	$7,069		$(443)	$7,916	$(40,549)	$(6,810)	$(39,443)

Balance at December 31, 2021	$2,348	$—	$—	$72	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive (loss) income before reclassifications	1,270	3,868	3,868	(53)	5,085	—	(8,390)	(3,305)
Amounts reclassified from accumulated other comprehensive income (loss)	(130)	353	353	99	322	(1,011)	—	(689)
Net current period other comprehensive (loss) income before tax	1,140	4,221		46	5,407	(1,011)	(8,390)	(3,994)
Deferred taxes	262	971		10	1,243	(787)	—	456
Net current period other comprehensive (loss) income after tax	878	3,250		36	4,164	(224)	(8,390)	(4,450)
Balance at July 1, 2022	$3,226	$3,250		$108	$6,584	$(39,926)	$(11,277)	$(44,619)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.8 million and $5.2 million in the second quarter and first six months of 2023, respectively, compared to $2.0 million and $3.8 million, respectively, in the same periods of 2022.
The Company granted 47,084 stock appreciation rights (SARs) to certain employees during the first six months of 2023. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended June 30, 2023 were $113.28 and $42.27, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	4.27%
Dividend yield	0.44%
Volatility	39.0%
Expected term (in years)	4.5

The Company granted 53,906 stock-settled restricted stock units (RSUs) to certain employees during the first six months of 2023. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $112.61 for stock-settled RSUs granted to employees during the six months ended June 30, 2023. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2023. The weighted-average fair value of the stock-settled PRSUs was $154.97 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At June 30, 2023, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $20.7 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2023	2022	2023	2022	2023	2022	2023	2022
Financial Assets
Deferred compensation investments	$4,451	$3,001	$4,451	$3,001	$—	$—	$—	$—
Foreign currency forward contracts	512	1,291	—	—	512	1,291	—	—
Interest rate swap	9,736	7,863	—	—	9,736	7,863	—	—
Precious metal swaps	1	118	—	—	1	118	—	—
Total	$14,700	$12,273	$4,451	$3,001	$10,249	$9,272	$—	$—
Financial Liabilities
Deferred compensation liability	$4,451	$3,001	$4,451	$3,001	$—	$—	$—	$—
Foreign currency forward contracts	946	1,757	—	—	946	1,757	—	—
Interest rate swap	556	—	—	—	556	—	—	—
Precious metal swaps	580	411	—	—	580	411	—	—
Total	$6,533	$5,169	$4,451	$3,001	$2,082	$2,168	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of June 30, 2023 and December 31, 2022. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$21,807	$235	$12,242	$791
Other liabilities and accrued items	27,995	521	17,061	1,048
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.2 million and $0.4 million of foreign currency losses in the second quarter and first six months of 2023, respectively, compared to less than $0.1 million of foreign currency losses and $0.7 million of foreign currency gains in the second quarter and first six months of 2022, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,369	$142	$6	$1	$1
Foreign currency forward contracts - euro	29,155	120	9	411	12
Precious metal swaps	7,125	1	—	580	—
Interest rate swap	200,000	4,922	4,814	—	556
Total	$238,649	$5,185	$4,829	$992	$569

	December 31, 2022
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$2,985	$145	$—	$74	$26
Foreign currency forward contracts - euro	25,712	355	—	472	137
Precious metal swaps	8,758	118	—	411	—
Interest rate swap	100,000	3,114	4,749	—	—
Total	$137,455	$3,732	$4,749	$957	$163

All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $4.1 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At June 30, 2023, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the second quarter and first six months of 2023 and 2022:

		Second Quarter Ended
(Thousands)		June 30, 2023	July 1, 2022
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$—	$(110)
Precious metal swaps	Cost of sales	85	(8)
Interest rate swap	Interest expense - net	(1,028)	238
Total		$(943)	$120

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Six Months Ended
(Thousands)		June 30, 2023	July 1, 2022
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(35)	$(130)
Precious metal swaps	Cost of sales	110	99
Interest rate swap	Interest expense - net	(1,810)	353
Total		$(1,735)	$322

Note O — Contingencies

Legal Proceedings. For general information regarding legal proceedings relating to Chronic Beryllium Disease Claims, refer to Note S "Contingencies and Commitments" in the Company's 2022 Annual Report on Form 10-K.
One beryllium case was outstanding as of June 30, 2023; however, the Company has entered into a confidential settlement agreement with plaintiffs, pursuant to which all remaining claims in the case are to be dismissed with prejudice, subject to court approval. The resolution of this matter will not have a material impact on the consolidated financial statements.
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
On October 14, 2020, Garett Lucyk, et al. v. Materion Brush Inc., et. al., case number 20CV0234, a wage and hour purported collective and class action, was filed in the Northern District of Ohio against the Company and its subsidiary, Materion Brush Inc. (collectively, the Company). Plaintiff, a former hourly production employee at the Company's Elmore, Ohio facility, alleges, among other things, that he and other similarly situated employees nationwide are not paid for all time they spend donning and doffing personal protective equipment in violation of the Fair Labor Standards Act and Ohio law. Plaintiff filed a motion for conditional certification, which the Company opposed. On August 2, 2022, the court conditionally certified a class of employees at the Company’s Elmore facility only and rejected certification of a class across the Company’s other facilities. The court preliminarily approved the settlement on March 30, 2023 and a final approval hearing was held on July 6, 2023. There were no objections to the settlement and the court entered an order approving the final settlement on July 7, 2023. The final settlement amount approximated the amount previously reserved for related to this matter.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.4 million and $4.5 million at June 30, 2023 and December 31, 2022, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note P — Debt

(Thousands)	June 30, 2023	December 31, 2022
Borrowings under Credit Agreement	$159,750	$143,250
Borrowings under the Term Loan Facility	277,500	285,000
Overdraft Sweep Facility	495	—
Foreign debt	5,774	7,541
Total debt outstanding	443,519	435,791
Current portion of long-term debt	(27,471)	(21,105)
Gross long-term debt	416,048	414,686
Unamortized deferred financing fees	(3,315)	(3,810)
Long-term debt	$412,733	$410,876
As of June 30, 2023 and December 31, 2022, the Company had $159.8 million outstanding at an average interest rate of 6.71% and $143.3 million outstanding at an average interest rate of 6.08%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of June 30, 2023 was $168.9 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of June 30, 2023, the overdraft sweep facility had a balance of $0.5 million. The amended and restated credit agreement governing the revolving credit facility and the term loan facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of June 30, 2023.

The balance outstanding on the term loan facility as of June 30, 2023 and December 31, 2022 was $277.5 million and $285.0 million, respectively.

At June 30, 2023 and December 31, 2022, there was $46.3 million and $46.5 million, respectively, outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	June 30,	July 1,	$	%
(Thousands, except per share data)	2023	2022	Change	Change
Net sales	$398,551	$445,295	$(46,744)	(10)%
Value-added sales	268,261	268,797	(536)	—%
Gross margin	89,055	87,427	1,628	2%
Gross margin as a % of value-added sales	33%	33%
Selling, general, and administrative (SG&A) expense	38,911	42,047	(3,136)	(7)%
SG&A expense as a % of value-added sales	15%	16%
Research and development (R&D) expense	7,154	7,592	(438)	(6)%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	1,454	—	1,454	—%
Other—net	6,192	5,928	264	4%
Operating profit	35,344	31,860	3,484	11%
Other non-operating (income)—net	(726)	(1,168)	442	(38)%
Interest expense—net	7,641	4,701	2,940	63%
Income before income taxes	28,429	28,327	102	—%
Income tax expense	4,347	5,072	(725)	(14)%
Net income	$24,082	$23,255	$827	4%

Diluted earnings per share	$1.15	$1.12	$0.03	3%

Net sales of $398.6 million in the second quarter of 2023 decreased $46.7 million from $445.3 million in the second quarter of 2022. A decrease in net sales in the Electronic Materials and Precision Optics segments were partially offset by increased net sales in the Performance Materials segment. Volume decreases in the semiconductor (26%) and consumer electronics (37%) end markets were partially offset by an increase in the aerospace and defense end market (22%), incremental sales from the clad strip project of $27.0 million and a $5.8 million increase in the volume of raw material beryllium hydroxide sales when compared to the second quarter of 2022. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices unfavorably impacted net sales during the second quarter of 2023 by $1.3 million compared to the prior year period.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through precious metal market costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $268.3 million in the second quarter of 2023 decreased $0.5 million, or 0.2%, compared to the second quarter of 2022. Volume decreases in the semiconductor (29%) and consumer electronics (38%) end markets were partially offset by an increase in the aerospace and defense end market (25%), incremental sales from the clad strip project of $27.0 million and a $5.8 million increase in the volume of raw material beryllium hydroxide sales when compared to the second quarter of 2022.

Gross margin in the second quarter of 2023 was $89.1 million, an increase of 2% compared to the second quarter of 2022. Gross margin expressed as a percentage of value-added sales was 33% in both the second quarter of 2023 and the second quarter of 2022. The production tax credit recorded in the second quarter of 2023 favorably impacted gross margin. See Note F to the Consolidated Financial Statements for further discussion.

SG&A expense was $38.9 million in the second quarter of 2023, compared to $42.0 million in the second quarter of 2022. The decrease in SG&A expense from the prior year period was primarily driven by $1.0 million of merger and acquisition costs related to the acquisition of HCS-Electronic Materials incurred in the second quarter of 2022 that did not recur in 2023 as well as lower selling related expenses associated with the decrease in value-added sales. Expressed as a percentage of value-added sales, SG&A expense was 15% and 16% in the second quarter of 2023 and 2022, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the second quarter of both 2023 and 2022.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the second quarter of 2023, we recorded a combined total of $1.5 million of restructuring charges in our Performance Materials, Electronic Materials and Precision Optics segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $6.2 million of expense in the second quarter of 2023, or a marginal increase of $0.3 million from the second quarter of 2022. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $7.6 million and $4.7 million in the second quarter of 2023 and 2022, respectively. The increase in interest expense is primarily due to an increase in interest rates compared to the prior year period.

Income tax expense for the second quarter of 2023 was $4.3 million, compared to $5.1 million in the second quarter of 2022. The effective tax rate for the second quarter of 2023 and 2022 was 15.3% and 17.9%, respectively. The effective tax rate for 2023 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits and the foreign derived intangible income deduction. The effective tax rate for 2022 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits and the foreign derived intangible income deduction. See Note F to the Consolidated Financial Statements for additional discussion.

Six Months

	Six Months Ended
	June 30,	July 1,	$	%
(Thousands, except per share data)	2023	2022	Change	Change
Net sales	$841,076	$894,340	$(53,264)	(6)%
Value-added sales	566,819	527,919	38,900	7%
Gross margin	180,391	162,718	17,673	11%
Gross margin as a % of value-added sales	32%	31%
SG&A expense	79,247	83,708	(4,461)	(5)%
SG&A expense as a % of value-added sales	14%	16%
R&D expense	14,776	14,666	110	1%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	2,118	1,076	1,042	97%
Other—net	11,966	11,801	165	1%
Operating profit	72,284	51,467	20,817	40%
Other non-operating (income)—net	(1,456)	(2,337)	881	(38)%
Interest expense—net	15,142	8,437	6,705	79%
Income before income taxes	58,598	45,367	13,231	29%
Income tax expense	8,928	$8,093	835	10%
Net income	$49,670	$37,274	$12,396	33%

Diluted earnings per share	$2.38	$1.80	$0.58	32%

Net sales of $841.1 million in the first six months of 2023 decreased $53.3 million from $894.3 million in the first six months of 2022. Decreases in net sales in the Electronic Materials and Precision Optics segments were partially offset by increased net sales in the Performance Materials segment. Volume decreases in the semiconductor (21%), industrial (10%) and consumer electronics (34%) end markets were partially offset by an increase in the aerospace and defense end market (19%) and incremental sales from the clad strip project of $63.2 million when compared to the first six months of 2022. Additionally, there was a $3.1 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the first six months of 2022. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper market prices unfavorably impacted net sales during the first six months of 2023 by $6.1 million compared to the prior year period.

Value-added sales of $566.8 million in the first six months of 2023 increased $38.9 million, or 7%, compared to the first six months of 2022. The increase was driven by increased value-added sales into the aerospace and defense (22%) end market as well as $63.2 million of incremental sales from the clad strip project. These increases were slightly offset by a $3.1 million decrease in the volume of raw material beryllium hydroxide sales in the first six months of 2023 when compared to the first six months of 2022 as well as lower value-added sales into the semiconductor (13%) and consumer electronics (34%) end markets.

Gross margin in the first half of 2023 was $180.4 million, which was up 11% compared to the first half of 2022. Gross margin expressed as a percentage of value-added sales increased to 32% in the first six months of 2023 from 31% in the first six months of 2022. Gross margin increased from the prior year period primarily due to $7.5 million of inventory step up amortization from the HCS-Electronic Material acquisition that was recorded during the first quarter of 2022 that did not recur in 2023. In addition, the production tax credit recorded in the first half of 2023 favorably impacted gross margin. See Note F to the Consolidated Financial Statements for further discussion.

SG&A expense was $79.2 million in the first six months of 2023, compared to $83.7 million in the first six months of 2022. The decrease in SG&A expense for the first six months of 2023 was primarily driven by $2.8 million of merger and acquisition costs related to the acquisition of HCS-Electronic Materials incurred in the first six months of 2022 that did not recur in 2023 as well as lower selling related expenses associated with the decrease in value-added sales. Expressed as a percentage of value-added sales, SG&A expense was 14% and 16% in the first half of 2023 and 2022, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the first half of both 2023 and 2022.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first six months of 2023, we recorded a combined total of $2.1 million of restructuring charges in our Precision Optics, Electronic Materials and Precision Optics segments. In the first six months of 2022, we recorded a combined total of $1.1 million of restructuring charges in our Precision Optics, Electronic Materials and Other segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $12.0 million of expense in the first six months of 2023, or a $0.2 million increase from the first six months of 2022. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $15.1 million and $8.4 million in the first six months of 2023 and 2022, respectively. The increase in interest expense is primarily due to an increase in interest rates compared to the prior year.

Income tax expense for the first half of 2023 was $8.9 million, compared to $8.1 million in the first half of 2022. The Company's effective tax rate for the first six months of 2023 and 2022 was 15.2% and 17.8%, respectively. The effective tax rate for each period in 2023 and 2022 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development credits and the foreign derived intangible income deduction. The effective tax rate included a net discrete income tax benefit of $1.0 million and $0.4 million for the first six months of 2023 and 2022, respectively, primarily related to excess tax benefits from stock-based compensation awards.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2023 and 2022 is as follows:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Thousands)	2023	2022	2023	2022
Net sales
Performance Materials	$182,771	$154,889	$369,785	$304,520
Electronic Materials	190,730	260,971	419,549	531,807
Precision Optics	25,050	29,435	51,742	58,013
Total	$398,551	$445,295	$841,076	$894,340

Less: pass-through metal costs
Performance Materials	$17,153	$20,923	$36,157	$41,436
Electronic Materials	113,115	155,208	238,056	323,813
Precision Optics	22	18	44	67
Other	—	349	—	1,105
Total	$130,290	$176,498	$274,257	$366,421

Value-added sales
Performance Materials	$165,618	$133,966	$333,628	$263,084
Electronic Materials	77,615	105,763	181,493	207,994
Precision Optics	25,028	29,417	51,698	57,946
Other	—	(349)	—	(1,105)
Total	$268,261	$268,797	$566,819	$527,919
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

Performance Materials
Second Quarter

	Second Quarter Ended
	June 30,	July 1,	$	%
(Thousands)	2023	2022	Change	Change
Net sales	$182,771	$154,889	$27,882	18%
Value-added sales	165,618	133,966	31,652	24%
EBITDA	44,925	27,229	17,696	65%
Net sales from the Performance Materials segment of $182.8 million in the second quarter of 2023 increased 18% compared to net sales of $154.9 million in the second quarter of 2022. The increase in sales was due to incremental sales from the clad strip project of $27.0 million, and increased sales volumes in the aerospace and defense (17%) end market as well as a $5.8 million increase in the volume of raw material beryllium hydroxide sales when compared to the second quarter of 2022. These increases were partially offset by decreased volumes in consumer electronics (37%) end market.
Value-added sales of $165.6 million in the second quarter of 2023 were 24% higher than value-added sales of $134.0 million in the second quarter of 2022. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $44.9 million in the second quarter of 2023 compared to $27.2 million in the second quarter of 2022. The increase in EBITDA was primarily due to the same factors driving the increase in net sales as well as an increase due to the $4.6 million of start-up costs and manufacturing inefficiencies for the new wide area clad facility million incurred in the second quarter of 2022 that did not recur in the second quarter of 2023. In addition, we recorded a portion of the expected $8 million annual benefit from the production credit in the second quarter of 2023, which favorably impacted EBITDA. See Note F to the Consolidated Financial Statements for further discussion.
Six Months

	Six Months Ended
	June 30,	July 1,	$	%
(Thousands)	2023	2022	Change	Change
Net sales	$369,785	$304,520	$65,265	21%
Value-added sales	333,628	263,084	70,544	27%
EBITDA	87,695	52,021	35,674	69%
Net sales from the Performance Materials segment of $369.8 million in the first six months of 2023 increased 21% compared to net sales of $304.5 million in the first six months of 2022. The increase in sales was primarily due to incremental sales from the clad strip project of $63.2 million as well an increase in the aerospace and defense (20%) end market, partially offset by decreases in the consumer electronics end market (33%) when compared to the first six months of 2022. Additionally, there was a $3.1 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the first six months of 2022.
Value-added sales of $333.6 million in the first six months of 2023 were 27% higher than value-added sales of $263.1 million in the first six months of 2022. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $87.7 million in the first six months of 2023 compared to $52.0 million in the first six months of 2022. The increase in EBITDA was primarily due to the same factors driving the increase in net sales as well as lower merger and acquisition costs of $2.7 million and improved efficiencies due to higher clad strip volumes in the new facility. In addition, we recorded a portion of the expected $8 million annual benefit from the production credit in the first six months of 2023, which favorably impacted EBITDA. See Note F to the Consolidated Financial Statements for further discussion.

Electronic Materials
Second Quarter

	Second Quarter Ended
	June 30,	July 1,	$	%
(Thousands)	2023	2022	Change	Change
Net sales	$190,730	$260,971	$(70,241)	(27)%
Value-added sales	77,615	105,763	(28,148)	(27)%
EBITDA	13,394	22,337	(8,943)	(40)%
Net sales from the Electronic Materials segment of $190.7 million in the second quarter of 2023 decreased by 27% compared to net sales of $261.0 million in the second quarter of 2022. The decrease in net sales was primarily due to lower sales volumes in the semiconductor (27%) end market.
Value-added sales of $77.6 million in the second quarter of 2023 decreased 27% compared to value-added sales of $105.8 million in the second quarter of 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Electronic Materials segment was $13.4 million in the second quarter of 2023 compared to $22.3 million in the second quarter of 2022. The decrease in EBITDA was due to decreased sales volumes, partially offset by decreases in manufacturing and SG&A expense as a result of various targeted cost control initiatives implemented in the second quarter of 2023.

Six Months

	Six Months Ended
	June 30,	July 1,	$	%
(Thousands)	2023	2022	Change	Change
Net sales	$419,549	$531,807	$(112,258)	(21)%
Value-added sales	181,493	207,994	(26,501)	(13)%
EBITDA	27,349	34,484	(7,135)	(21)%
Net sales from the Electronic Materials segment of $419.5 million in the first six months of 2023 decreased by 21% compared to net sales of $531.8 million in the first six months of 2022. The decrease in net sales was primarily due to lower sales volumes in the semiconductor (22%) end market. Additionally, pass-through metal price reductions reduced net sales by $3.6 million compared to the first six months of 2022.
Value-added sales of $181.5 million in the first half of 2023 decreased 13% compared to value-added sales of $208.0 million in the first half of 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Electronic Materials segment was $27.3 million in the first six months of 2023 compared to $34.5 million in the first six months of 2022. The decrease in EBITDA was due to decreased sales volumes, partially offset by decreases in manufacturing and SG&A expense as a result of various targeted cost control initiatives implemented in the second quarter of 2023.

Precision Optics
Second Quarter

(Thousands)	Second Quarter Ended
	June 30,	July 1,	$	%
	2023	2022	Change	Change
Net sales	$25,050	$29,435	$(4,385)	(15)%
Value-added sales	25,028	29,417	(4,389)	(15)%
EBITDA	1,701	3,544	(1,843)	(52)%
Net sales from the Precision Optics segment of $25.1 million in the second quarter of 2023 decreased 15% compared to net sales of $29.4 million in the second quarter of 2022. The decrease was primarily due to lower sales volumes as a result of a reduction in sales related to COVID-19 PCR testing programs as well as decreased sales in the consumer electronics end market (39%), which was primarily due to the discontinuation of a consumer electronic application. These decreases were partially offset by an increase in sales volumes in the aerospace and defense (64%) end market.
Value-added sales of $25.0 million in the second quarter of 2023 decreased 15% compared to value-added sales of $29.4 million in the second quarter of 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $1.7 million in the second quarter of 2023 compared to $3.5 million in the second quarter of 2022. The decrease in EBITDA was driven by decreased volumes, partially offset by targeted cost control initiatives continued in the second quarter of 2023.

Six Months

(Thousands)	Six Months Ended
	June 30,	July 1,	$	%
	2023	2022	Change	Change
Net sales	$51,742	$58,013	$(6,271)	(11)%
Value-added sales	51,698	57,946	(6,248)	(11)%
EBITDA	4,393	5,735	(1,342)	(23)%
Net sales from the Precision Optics segment of $51.7 million in the first half of 2023 decreased 11% compared to net sales of $58.0 million in the first half of 2022. The decrease was primarily due to lower sales volumes as a result of a reduction in sales related to COVID-19 PCR testing programs as well as decreased sales in the consumer electronics end market (39%), which was primarily due to the discontinuation of a consumer electronic application. These decreases were partially offset by an increase in sales volumes in the aerospace and defense (21%) end market.
Value-added sales of $51.7 million in the first half of 2023 decreased 11% compared to value-added sales of $57.9 million in the first half of 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $4.4 million in the first six months of 2023 compared to $5.7 million in the first six months of 2022. The decrease in EBITDA was driven by decreased volumes partially offset by targeted cost control initiatives in the first half of 2023.

Other
Second Quarter

(Thousands)	Second Quarter Ended
	June 30,	July 1,	$	%
	2023	2022	Change	Change
Net sales	—	—	—	—%
Value-added sales	—	(349)	349	(100)%
EBITDA	(7,598)	(7,191)	(407)	6%
The Other reportable segment in total includes unallocated corporate costs.

Corporate costs were $7.6 million in the second quarter of 2023 compared to $7.2 million in the second quarter of 2022. Corporate costs accounted for 3% of Company-wide value-added sales in the second quarter of both 2023 and 2022 and remained relatively flat year over year.

Six Months

(Thousands)	Six Months Ended
	June 30,	July 1,	$	%
	2023	2022	Change	Change
Net sales	$—	$—	—	—%
Value-added sales	—	(1,105)	1,105	(100)%
EBITDA	(14,253)	(12,366)	(1,887)	15%
Corporate costs were $14.3 million in the first half of 2023 compared to $12.4 million in the first half of 2022. Corporate costs accounted for 3% and 2% of Company-wide value-added sales in the first half of 2023 and 2022, respectively. The increase in corporate costs in the first half of 2023 compared to the first half of 2022 is reflective of investments to execute our strategic initiatives and variable costs associated with improved financial performance.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 30,	July 1,	$
(Thousands)	2023	2022	Change
Net cash provided by operating activities	$70,522	$21,415	$49,107
Net cash (used in) investing activities	(62,677)	(40,596)	(22,081)
Net cash (used in)/provided by financing activities	(3,835)	38,418	(42,253)
Effects of exchange rate changes	(537)	(1,524)	987
Net change in cash and cash equivalents	$3,473	$17,713	$(14,240)
Net cash provided by operating activities totaled $70.5 million in the first six months of 2023 versus $21.4 million in the prior-year period. Working capital initiatives in the first half of 2023 drove the year over year increase in operating cash. The increase in operating cash was primarily due to stronger cash collection and continued inventory management.
Net cash used in investing activities was $62.7 million in the first six months of 2023 compared to $40.6 million in the prior-year period. The increase in cash used in investing activities is due to increased capital expenditures and mine development, as expected, to support continued business growth.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2023, the Company expects payments for property, plant, and equipment to be approximately $100 million.
Net cash used in financing activities totaled $3.8 million in the first six months of 2023 and compared to net cash provided by financing activities of $38.4 million in the comparable prior-year period. The net financing cash outflow in 2023 was primarily due to debt repayments, compared to financing used to support continued business growth in the same period in the prior year.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At June 30, 2023, cash and cash equivalents held by our foreign operations totaled $15.8 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
(Thousands)	2023	2022
Cash and cash equivalents	$16,574	$13,101
Total outstanding debt	440,204	431,981
Net debt	$(423,630)	$(418,880)
Available borrowing capacity	$168,904	$185,294

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
In January 2023, we amended the agreement governing our $375.0 million revolving credit facility and term loan facility (Credit Agreement). Pursuant to the amendment, we transitioned U.S. dollar denominated borrowings from LIBOR to SOFR for both the revolving credit agreement and the term loan and increased the cap on precious metals consignment line from $600 million to $615 million.
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of June 30, 2023 and December 31, 2022. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $293.7 million as of June 30, 2023, compared to $241.9 million as of December 31, 2022. The availability is determined by Board approved levels and actual capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the second quarter or first six months of 2023. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.7 million and $5.3 million on our common stock in the second quarter and first six months of 2023. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $321.3 million and $373.1 million as of June 30, 2023 and December 31, 2022, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of June 30, 2023. For additional information on our material cash obligations, refer to our 2022 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2022 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including outbreaks of infectious diseases and the conflict between Russia and Ukraine; realization of expected financial benefits expected from the Inflation Reduction Act of 2022; and the risk factors set forth in Part 1, Item 1A of the Company's 2022 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2022 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of June 30, 2023.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Beryllium Claims
As of June 30, 2023, our subsidiary, Materion Brush Inc., was a defendant in one beryllium case. In Richard Miller v. Dolphin, Inc. et al., case number CV2020-005163, filed in the Superior Court of Arizona, Maricopa County, the Company is one of six named defendants and 100 Doe defendants. The plaintiff alleges that he contracted beryllium disease from exposures to beryllium-containing products supplied to his employer, Karsten Manufacturing Corporation, where he was a production worker, and asserts claims for negligence, strict liability – failure to warn, strict liability – design defect, and fraudulent concealment. The plaintiff seeks general damages, medical expenses, loss of earnings, consequential damages, and punitive damages, and his wife claims loss of consortium. A co-defendant, Dolphin, Inc., filed a cross-claim against the Company for indemnification. On August 12, 2020, the Company moved to dismiss the cross-claim for failure to state a claim upon which relief can be granted. The court denied the motion on October 23, 2020. On December 7, 2020, the Company filed a Petition for Special Action in the Court of Appeals seeking to appeal the denial of the motion to dismiss the cross-claim. The Court of Appeals declined to accept jurisdiction on December 30, 2020. The court entered a scheduling order on September 14, 2021 that did not set a date for trial. Amended scheduling orders were entered on April 8, 2022, August 4, 2022, and November 1, 2022 that likewise did not set a trial date. On March 30, 2023, the court dismissed all claims against four of the Company’s co-defendants, as well as the cross-claim by those co-defendants against the Company, pursuant to a confidential settlement agreement between those co-defendants and the plaintiffs. Following a court-ordered mediation on June 20, 2023, the Company and the other remaining defendant entered into a confidential settlement agreement with plaintiffs, pursuant to which all remaining claims in the case are to be dismissed with prejudice, subject to court approval.
No beryllium cases were filed in the second quarter of 2023.
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
In November 2022, the parties reached a settlement for an immaterial amount. The court preliminarily approved the settlement on March 30, 2023 and a final approval hearing was held on July 6, 2023. There were no objections to the settlement and the court entered an order approving the final settlement on July 7, 2023. The final settlement amount approximated the amount previously reserved for related to this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through May 5, 2023	2,369	$108.22	—	$8,316,239
May 6 through June 2, 2023	9,158	101.63	—	8,316,239
June 3 through June 30, 2023	590	113.07	—	8,316,239
Total	12,117	$103.47	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on equity awards issued under the Company's stock incentive plan.

(2)
On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended June 30, 2023, the Company did not repurchase any shares under this program. As of June 30, 2023, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended June 30, 2023*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: August 2, 2023
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)