Form 10-K
period 2023-12-31
MATERION Corp
filed 2024-02-15
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 30, 2023 was $2,356,718,449.
As of January 31, 2024, there were 20,645,977 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the conflict between Russia and Ukraine; realization of financial benefits expected from the Inflation Reduction Act of 2022 and the risk factors set forth in Part 1, Item 1A of this Form 10-K.

Item 1.    BUSINESS

THE COMPANY
Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.7 billion in net sales in 2023. The Company was incorporated in Ohio in 1931. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center.

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
Approximately 800 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and telecom and data center end markets. In fiscal year 2023, one customer accounted for approximately ten percent of our net sales. Prior to this, no single customer accounted for ten percent or more of our net sales.

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
Backlog
The backlog of unshipped orders as of December 31, 2023, 2022, and 2021 was $573.4 million, $576.2 million, and $541.1 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2023 will be filled over the next 18 months.
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
In 2018, the U.S. Occupational Safety and Health Administration (OSHA) published a final standard for workplace exposure to beryllium that, among other things, lowered the permissible exposure by a factor of ten and established new requirements for respiratory protection, personal protective clothing and equipment, medical surveillance, hazard communication, and record-

keeping. Materion was a participant in the development of the new standards, which fundamentally represents our current health and safety operating practices. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and may make them more stringent. The development, proposal, or adoption of more stringent standards may affect the buying decisions of the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
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
Human Capital Management
Materion employees are located throughout the world. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. We employed approximately 3,404 people globally as of December 31, 2023. Approximately 473 were in the Asia–Pacific region, 454 were in the Europe, the Middle East, and Africa (EMEA) region, and 2,477 were in the North America region. Among our total global employee population, approximately 2,224 were employed in manufacturing. Our strong employee base, along with their commitment to customer service excellence and uncompromising values, provides the foundation for our Company’s success.
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
Health and Safety
The health, safety, and well-being of our employees is our highest priority and is a Materion core value. We have a strong Environmental, Health, and Safety (EHS) program based on the ISO 45000 management system. Our future focus is the integration of human operating performance concepts into our EHS process which is proven to further reduce the risk of serious injuries. We will be significantly enhancing our training programs through the implementation of a new learning management system emphasizing increased hazard recognition skills and typical regulatory compliance requirements. We perform self-audits to ensure sustainability of our processes and systems to create an environment where our colleagues leave their workplace safely, every day. We continue to invest in safety improvements such as capital improvements, new safety technology, safety controls, and engineering ergonomic solutions. On an annual basis, our corporate long-range strategies are critically analyzed, reviewed and updated, improvement plans are developed for each global location, progress is tracked, and daily critical safety statistics and metrics are published internally. Our corporate intranet site is visible to all global employees, where we share detailed descriptions of serious injuries and near misses and their corrective actions, as well as other proactive measures to promote lessons learned and ensure worker safety. Safety awareness and employee engagement programs have been implemented at all global facilities. We also have onsite medical teams at two key manufacturing sites to provide medical testing for employees to determine any potential exposure to beryllium, of which Materion is a leading global supplier.
Diversity and Inclusion
As part of our human capital management initiatives to attract, develop, and retain diverse global talent, we track and report internally on key talent metrics including workforce demographics, critical role pipeline data, and diversity hiring analytics. This data-driven approach helps ensure that we stay aligned to our goal of creating a positive and dynamic global work environment where all employees can both contribute and thrive. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a broad range of backgrounds and experiences. To attract a global workforce, we strive to create and embed a culture where employees can bring their authentic selves to work and feel a genuine sense of belonging.
Our employee resource groups (ERGs) are Company-sponsored groups of global employees that support and promote the specific mutual objectives of both the employees and the Company, with emphasis on the inclusion, diversity, and professional development of employees. The ERGs provide opportunities for employees to connect, develop, and grow together in a supportive environment. As of December 31, 2023, we had four ERGs: ELEVATE (Women); V.E.T. (veterans and allies of the military); LGBTQ+; and United Voices of Materion (all ethnic backgrounds). Our focus continues to be on the recruitment of diverse candidates as well as the development of our internal cadres of diverse leaders so that they can advance their careers and move into leadership positions throughout the Company.
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
We are committed to identifying and developing the talents of our next generation of leaders. Our robust and fully integrated talent and succession-planning process supports the development of our talent pipeline for critical roles in operations management, commercial excellence and engineering. We have continued to grow our campus recruitment initiatives while building programs that develop and grow our early career talent. Additionally, Company development programs have been designed to target and accelerate key leadership and functional skill sets. On an annual basis, we conduct organizational reviews with our Chief Executive Officer and all business unit and function senior leaders to identify and evaluate our high potential, diverse talent and create succession plans for our most critical roles.
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
For example, we have experienced customers building inventory in anticipation of increased demand, whereas in other periods, we experienced decreased demand because our customers had excess inventory.
Risks Relating to Our Business and Operations
A portion of our revenue is derived from the sale of defense-related products through various contracts and subcontracts. These contracts may be suspended, canceled, or delayed, which could have an adverse impact on our revenues.
In 2023, 14% of our value-added sales were to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
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
Some of our facilities are interdependent. For instance, our manufacturing facility in Elmore, Ohio relies on our mining operation for its supply of beryllium hydroxide used in production of most of its beryllium-containing materials. Additionally, our Reading, Pennsylvania and Tucson, Arizona manufacturing facilities are dependent on materials produced by our Elmore, Ohio manufacturing facility, and our Wheatfield, New York manufacturing facility is dependent on our Buffalo, New York manufacturing facility. The destruction or closure of our mine, any of our manufacturing facilities, or to critical pieces of equipment within these facilities for a significant period of time as a result of harsh weather (including that caused by climate change), fire, explosion, act of war or terrorism, or other natural disaster or unexpected event, including a security incident such as a ransomware attack, may interrupt our manufacturing capabilities, increase our capital expenditures and our costs of doing business, and impair our ability to deliver our products on a timely basis. In addition, many of our manufacturing facilities depend on one source for electric power and natural gas, which could be interrupted due to equipment failures, terrorism, or another cause.
If such events occur, we may need to resort to an alternative source of manufacturing or to delay production, which could increase our costs of doing business and/or result in lost sales. Our property damage and business interruption insurance may not cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
A security incident impacting customer, employee, supplier, or Company information, or Company systems or infrastructure, may have a material adverse effect on our business, financial condition, and results of operations.
In the conduct of our business, we collect, use, transmit, store, and report data on information systems owned by the Company or hosted by third parties, and interact with customers, vendors, and employees. Increased global information technology (IT) security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, as well as those of third parties who we rely on, and risk the confidentiality, availability, and integrity of our data. We protect our sensitive, confidential, or proprietary information as well as personal data, our facilities, and information technology systems, but we and third parties upon whom we rely to host or protect our data, facilities, and IT systems may be vulnerable to future security incidents. Despite our security measures, the IT systems and infrastructure of the Company and third parties who host or secure our data may be vulnerable to customer viruses, cyber-attacks, security breaches caused by employee error or malfeasance, and exploitable third-party software vulnerabilities or other disruptions. Any such threat could compromise our networks and those of third parties and the information stored there could be accessed, publicly disclosed, lost, or stolen. Attacks impacting our systems or data could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets. The Company has taken steps to protect our computer systems; however, there is always a risk of successful intrusions or attacks, and any intrusions or attacks could pose a risk of undetected data loss or theft that could later be used to harm the Company.
These security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisers, and other third parties with whom we conduct business. Cyber attacks, vulnerabilities, and disruptions impacting those systems could result in the loss, theft, or disclosure of confidential, proprietary, or personal information and could also interrupt or damage our operations, harm our reputation, and subject us to legal claims.
Data privacy breaches and the evolving global governmental regulation relating to data privacy could adversely affect our results of operations and profitability.
The Company is subject to increasingly complex and changing laws and regulations enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Laws and regulations addressing personal information, including with respect to the European Union’s General Data Protection Regulation (GDPR), and the California Consumer Privacy Act of 2018 (CCPA) as amended by the California Privacy Rights Act (CPRA), and other similar United States state privacy laws, and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance. The interpretation and application of data protection laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing costs as part of our efforts to protect our business data and personal information and comply with applicable law. Any failure, or perceived failure, to comply with our data protection or privacy-related legal obligations may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

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
Tax increases and changes in tax laws may adversely affect our financial results
As a company conducting business on a global basis with material operations throughout the United States, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local, and foreign tax laws. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax laws. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
Our success is dependent upon our relationships with certain key customers.
Although the Company serves a diverse customer base, a portion of our sales is concentrated amongst a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations and financial condition could be materially and adversely impacted. In fiscal year 2023, one customer accounted for approximately ten percent of our net sales.
Our business may be impacted by external factors that we may not be able to control.
War, civil conflict, terrorism, other geopolitical and diplomatic tensions, natural disasters, climate change and public health issues including domestic or international pandemics, other outbreaks of contagious diseases (such as the COVID-19 pandemic) and other adverse public health developments have caused or could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Legal, Compliance and Regulatory Matters

We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
We sell to customers outside of the United States from our domestic and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 51% in 2023, 51% in 2022, and 47% in 2021 of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:
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
•fluctuations in currency exchange rates; and
•disruptions in our business or the businesses of our suppliers or customers due to cyber security incidents, public health concerns (including viral outbreaks, such as COVID-19), war or other hostilities, or natural disasters.
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
Additionally we, as well as our customers, are subject to laws regulating worker exposure to beryllium. In 2018 OHSA issued a final standard for workplace exposure to beryllium. Materion was a participant in the development of the standards, which fundamentally represent our current health and safety operating practices. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
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
Our failure to comply with the covenants contained in the terms of our indebtedness could result in an event of default, which could materially and adversely affect our operating results and our financial condition. Additionally, restrictive covenants contained in our indebtedness may restrict our operations, including our ability to pursue our growth and acquisition strategies.
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
Additionally, the terms of the agreements governing our indebtedness contain a number of restrictive covenants, including restrictions in our ability to, among other things, borrow and make investments, acquire other businesses, and consign additional precious metals. These covenants could adversely affect our business by limiting our ability to plan for or react to market conditions or to meet our capital needs, as well as adversely affect our ability to pursue our growth and acquisition strategies, and other strategic initiatives.
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
We are active in pursuing acquisitions. We intend to continue to consider further growth opportunities through the acquisition of assets or companies and routinely review acquisition opportunities. We cannot predict whether we will be successful in pursuing any acquisition opportunities or whether we will be able to achieve the strategic and other objectives related to any acquisitions, including the achievement of any expected synergies. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size, and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms, or at all. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 1C.    CYBERSECURITY
Risk Management and Strategy
We maintain a cybersecurity program designed to protect our company, company data, customer data and personal data within information systems used by the Company. In order to respond to potential cybersecurity threats, we maintain policies, procedures and systems that provide for controls on detecting and addressing cybersecurity threats, including a formal incident response plan. We also maintain business continuity and disaster recovery capabilities, which we test regularly.
We have a process designed to address cybersecurity threats at third parties, including service providers, that handle, possess, process and store our information.
The oversight of our cybersecurity risk is integrated into our enterprise-wide risk management process. We have a dedicated global cybersecurity team that monitors potential cyber threats and leads our business continuity risk management. We have business continuity plans that identify our critical business systems, establish recovery objectives and create methods for implementing such plans within our business. Our business continuity plans encompass disaster recovery at our data centers such that business operations continue with no or minimal impact. Our business continuity plans will continue to evolve, with the goal of enabling us to operate and maintain our essential functions in the event of a crisis.
In addition, we engage third-party assessors, consultants and other third parties from time to time to assist us with assessing, enhancing, implementing, and monitoring our cyber security risk-management programs. We review the results of the assessments and reviews of these third-parties and determined whether to adjust our cybersecurity policies and processes based on their recommendations.
We detect frequent attempts by third parties to gain access to our systems and networks, and the frequency of such attempts could increase in the future. As of the date of the filing of this Form 10-K, we are not aware of and do not believe that any such attempts that have occurred since the beginning of 2023 that have had a material effect, or are reasonably likely to have a material effect, on our business, operations, or financial condition. However, there can be no assurance that our protection efforts will be successful. See “Risks Relating to Our Business and Operations – A security incident impacting customer, employee, supplier, or Company information, or Company systems or infrastructure, may have a material adverse effect on our business, financial condition, and results of operations.” in “Risk Factors” on page 9 of this Form 10-K.

Governance
While our Board has the ultimate oversight responsibility for the risk management process, the responsibilities of the Audit and Risk Committee of our Board include overseeing cybersecurity. As part of its program of regular oversight, all members of the Audit and Risk Committee are responsible for overseeing cyber, information security, and information technology risk, including management’s actions to identify, assess, mitigate, and remediate material cyber issues and risks.
The Audit and Risk Committee receives at least quarterly reports from our Chief Information Officer on our information technology and cyber risk profile, enterprise cyber program, key enterprise cyber initiatives, and significant updates on external audits of our information security program.
The full Board attends one of the Audit and Risk Committee meetings at which information technology and cyber risk are discussed. Additionally, at least annually, the full Board attends a cybersecurity training from external experts and reviews and discusses our technology strategy with the Chief Information Officer and approves our technology strategic plan.
Our senior leadership is responsible for identifying, assessing and managing our exposure to risk, including cybersecurity risks. Our cybersecurity program is led by our Chief Information Officer, who is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity threats. Our Chief Information Officer reports directly to our Chief Executive Officer.
Pursuant to our formal incident response plan, suspected cybersecurity incidents are first evaluated by our “Initial Incident Response Team” led by our Chief Information Officer and comprised of representatives from our information technology, human resources, safety, legal, finance and communications departments, who jointly determine if the incident may result in a business interruption, require reporting to regulators, employees and/or business partners, have a material financial impact or cause reputational harm and should be escalated to our executive incident response team, which includes our Chief Executive Officer, Chief Financial Officer and General Counsel. For all matters that have been escalated, the responsible team executes specified procedures to contain the incident, implement incident response procedures and implement and document remediation measures.
Steve Holt is our Chief Information Officer, a role he has had since he joined Materion in November 2017. Mr. Holt has 40 years of experience in the information technology industry. Prior to joining Materion, Mr. Holt served as Chief Information Officer at Chart Industries as well as other IT-focused positions at TechnOptics, Accuride Corporation and Navistar.

Item 2.    PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2023, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2023, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,100
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/63,200
Alzenau, Germany (2)	Leased	136,400
Balzers, Lichtenstein(3)	Leased	83,400
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	110,000
Delta, Utah (1)	Owned	100,800
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Jena, Germany (3)	Owned	102,700
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	166,500/27,100
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned/Leased	106,000/150,000
Newton, MA (1,2)	Owned/Leased	125,000/69,900
Penang, Malaysia (3)	Leased	68,000
Reading, Pennsylvania (1)	Owned/Leased	128,800/287,000
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Taoyuan City, Taiwan (2)	Leased	32,500
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	78,000
Wheatfield, New York (2)	Owned	35,000
Service, Sales, and Distribution Centers
Suzhou, China (2)	Leased	400
Elmhurst, Illinois (1)	Leased	28,000
Eschborn, Germany (3)	Leased	500
Seoul, Korea (2)	Leased	2,200
Shanghai, China (1)	Leased	5,000
Stuttgart, Germany (1)	Leased	49,000
Tokyo, Japan (1)	Leased	5,400

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

In accordance with Item 1302 of Regulation S-K, a registrant is required to file a TRS as an exhibit to its Annual Report on Form 10-K when disclosing for the first time ore reserves or resources or when ore reserves or resources have changed materially since the last TRS was filed for the property. Because there have been no material changes to the Company’s reserves or resources in 2023, it is not filing a TRS as an exhibit to this Form 10-K.

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
Beryllium Claims
As of December 31, 2023 there were no pending beryllium cases.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of January 31, 2024, there were 627 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
September 30 through November 3, 2023	—	$—	—	$8,316,239
November 4 through December 1, 2023	1,181	$113.11	—	8,316,239
December 2 through December 31, 2023	2	$114.93	—	8,316,239
Total	1,183	$113.11	—	$8,316,239

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations on stock appreciation rights issued under the Company's stock incentive plan.
(2)	On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2022, we did not repurchase any shares under this program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

350
300
250
200
150
100
50
0
Dollars
2018
2019
2020
2021
2022
2023
Materion Common Stock
Russell 2000
S&P SmallCap 600
S&P SmallCap 600 - Materials

	2019	2020	2021	2022	2023
Materion Corporation	$133	$144	$207	$199	$295
Russell 2000	125	148	168	132	152
S&P SmallCap 600	121	132	166	137	156
S&P SmallCap 600 - Materials	119	144	169	155	186
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2018 and that all applicable dividends were reinvested.

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

RESULTS OF OPERATIONS

(Thousands except per share data)	2023	2022	2021
Net sales	$1,665,187	$1,757,109	$1,510,644
Value-added sales	1,127,071	1,114,411	829,572
Gross margin	349,042	343,880	283,762
Gross margin as a % of Value-added sales	31%	31%	34%
Selling, general, and administrative (SG&A) expense	157,911	169,338	163,777
SG&A expense as a % of Value-added sales	14%	15%	20%
Research and development (R&D) expense	27,540	28,977	26,575
R&D expense as a % of Value-added sales	2%	3%	3%
Restructuring expense	3,824	1,573	(438)
Other — net	23,323	24,237	16,737
Operating profit	136,444	119,755	77,111
Other non-operating (income) expense — net	(2,710)	(5,250)	(5,115)
Interest expense — net	31,323	21,905	4,901
Income before income taxes	107,831	103,100	77,325
Income tax expense (benefit)	12,129	17,110	4,851
Net income	95,702	85,990	72,474

Diluted earnings per share	4.58	4.14	3.50

2023 Compared to 2022
Net sales of $1,665.2 million in 2023 decreased $91.9 million from $1,757.1 million in 2022. A decrease in net sales in the Electronic Materials and Precision Optics segments was partially offset by increased net sales in the Performance Materials segment. Volume decreases in the semiconductor (17%), industrial (14%) and consumer electronics (19%) end markets were partially offset by an increase the aerospace and defense (32%) end market, as well as incremental sales from the clad strip project of $90.7 million. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices, which are passed on to the customer as discussed in the value-added sales section below, favorably impacted net sales by $6.2 million in 2023 compared to 2022.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $1,127.1 million in 2023 increased $12.7 million compared to $1,114.4 million in 2022. Volume decreases in the semiconductor (20%) and industrial (9%) end markets were offset by an increase in the aerospace and defense end market (36%) and incremental sales from the clad strip project of $90.7 million.

Gross margin was $349.0 million in 2023, a 2% increase from $343.9 million in 2022. Gross margin expressed as a percentage of value-added sales was 31% in 2023 and 2022, respectively. Although gross margin as a percent of value-added sales remained consistent with prior year, 2023 gross margin was favorably impacted by the production credit recorded in 2023, which was partially offset by unfavorable mix as well as the impact of lower volumes, primarily in the Electronic Materials segment.
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. The IRA, among other provisions, includes a new Advanced Manufacturing Production Credit (“production credit”) effective on January 1, 2023. The production credit provides an annual cash benefit for a portion of the production costs for the sale of certain critical minerals produced in the U.S. and sold during the year. On December 15, 2023, the U.S. Treasury Department published proposed regulations on the production credit that include clarifying guidance regarding the definition of production costs in the computation of the production credit. Although the proposed guidance is not authoritative and is subject to change in the regulatory review process, the guidance indicates that the Treasury Department may implement a narrower definition of eligible production costs in the final regulations. Accordingly, the Company recorded an $8 million benefit to cost of goods sold related to the production credit. The ultimate amount of the benefit that the Company is entitled to receive in connection with the production credit will depend on the final regulations issued on the production credit. See Footnote G for further discussion regarding the accounting for the production credit.
SG&A expense totaled $157.9 million in 2023 as compared to $169.3 million in 2022. The decrease in SG&A expense for 2023 was primarily due to various cost savings initiatives in 2023. Expressed as a percentage of value-added sales, SG&A expense decreased from 15% in 2022 to 14% in 2023.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was $27.5 million in 2023, a decrease of 5% compared to 2022. R&D costs as a percentage of value-added sales decreased from 3% in 2022 to 2% in 2023.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In 2023, we recorded a combined total of $3.8 million of restructuring charges across all segments.
Other-net totaled expense of $23.3 million and $24.2 million in 2023 and 2022, respectively. The decrease Other-net was primarily driven by a decrease in metal consignment fees. Refer to Note E to the Consolidated Financial Statements for the major components within Other-net.
Other non-operating (income) expense-net includes components of pension and post-retirement income other than service costs. Refer to Note O of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $31.3 million in 2023 and $21.9 million in 2022. The increase in interest expense in 2023 compared to 2022 was primarily due to an increase in interest rates compared to the prior year.
Income tax expense (benefit) for 2023 was $12.1 million of expense compared to $17.1 million of expense in 2022. The decrease in income tax expense in 2023 compared to 2022 was primarily due to the favorable impacts of the foreign derived intangible income deduction and the non-taxable production credit, partially offset by the impact of adjustments to unrecognized tax benefits. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results for 2022 compared to 2021.
Segment Disclosures
The Company has four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Materials

(Thousands)	2023	2022	2021
Net sales	$755,547	$671,525	$511,874
Value-added sales	688,553	589,531	440,432
EBITDA	174,471	125,227	89,028

2023 Compared to 2022
Net sales from the Performance Materials segment of $755.5 million in 2023 increased 13% compared to 2022. The increase in net sales was due to incremental sales from the clad strip project of $90.7 million and increased volumes in the aerospace and defense end market (31%). This increase was offset by decreased volumes in the industrial (11%) and automotive (9%) end markets.

Value-added sales of $688.6 million in 2023 were 17% higher than value-added sales of $589.5 million in 2022. The increase in value-added sales was driven by the same factors driving the increase in net sales.

EBITDA for the Performance Materials segment was $174.5 million in 2023 compared to $125.2 million in 2022. The increase in EBITDA was primarily due to the same factors driving the increase in net sales as well as the benefit from the production credit and operational efficiencies.

Electronic Materials

(Thousands)	2023	2022	2021
Net sales	$805,751	$971,902	$866,816
Value-added sales	334,730	412,783	258,991
EBITDA	45,747	67,806	44,852

2023 Compared to 2022
Net sales from the Electronic Materials segment of $805.8 million in 2023 were 17% lower than net sales of $971.9 million in 2022. The decrease in net sales was primarily due to lower sales volumes in the semiconductor (18%) end market. This was partially offset by the impact of pass-through metal price fluctuations, which increased net sales by $10.4 million compared to 2022.

Value-added sales of $334.7 million decreased 19% compared to value-added sales of $412.8 million in 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Electronic Materials segment was $45.7 million in 2023 compared to $67.8 million in 2022. The decrease in EBITDA was due to decreased sales volumes, partially offset by decreases in manufacturing and SG&A expenses as a result of various targeted cost control initiatives implemented in 2023 as well as lower merger and acquisition costs of $7.4 million incurred in the prior year period that did not recur in 2023.
Precision Optics

(Thousands)	2023	2022	2021
Net sales	$103,889	$113,682	$131,954
Value-added sales	103,788	113,580	131,815
EBITDA	9,860	13,753	25,854

2023 Compared to 2022

Net sales from the Precision Optics segment were $103.9 million in 2023, a decrease of 9% compared to net sales of $113.7 million in 2022. The decrease was primarily due to lower sales volumes related to COVID-19 PCR testing programs as well as decreased sales in the consumer electronics end market (33%), which was primarily due to the discontinuation of a consumer electronic application. These decreases were partially offset by an increase in sales volumes in the aerospace and defense (47%) end market.

Value-added sales of $103.8 million in 2023 decreased 9% compared to value-added sales of $113.6 million in 2022. The decrease in value-added sales was due to the same factors driving the decrease in net sales.

EBITDA for the Precision Optics segment was $9.9 million in 2023 compared to $13.8 million in 2022. The decrease in EBITDA was driven by decreased volumes, partially offset by targeted cost control initiatives implemented in 2023.
Other

(Thousands)	2023	2022	2021
Net sales	$—	$—	$—
Value-added sales	—	(1,483)	(1,666)
EBITDA	(29,280)	(28,345)	(33,371)

2023 Compared to 2022
The Other reportable segment in total includes unallocated corporate costs. Corporate costs of $29.3 million in 2023 increased $0.9 million as compared to $28.3 million in 2022. Corporate costs were 3% of total Company value-added sales in both 2023 and 2022.
Value-Added Sales - Reconciliation of Non-GAAP Financial Measure

A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2023, 2022, and 2021 is as follows:

(Thousands)	2023	2022	2021
Net sales
Performance Materials	$755,547	$671,525	$511,874
Electronic Materials	805,751	971,902	866,816
Precision Optics	103,889	113,682	131,954
Other	—	—	—
Total	$1,665,187	$1,757,109	$1,510,644

Less: pass-through metal costs
Performance Materials	$66,994	$81,994	$71,442
Electronic Materials	471,021	559,119	607,825
Precision Optics	101	102	139
Other	—	1,483	1,666
Total	$538,116	$642,698	$681,072

Value-added sales
Performance Materials	$688,553	$589,531	$440,432
Electronic Materials	334,730	412,783	258,991
Precision Optics	103,788	113,580	131,815
Other	—	(1,483)	(1,666)
Total	$1,127,071	$1,114,411	$829,572

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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2023	2022	2021
Net cash provided by operating activities	$144,414	$115,958	$90,241
Net cash (used in) investing activities	(119,222)	(79,729)	(494,269)
Net cash provided by (used in) financing activities	(24,850)	(35,558)	393,006
Effects of exchange rate changes	(149)	(2,032)	(394)
Net change in cash and cash equivalents	$193	$(1,361)	$(11,416)
Net cash provided by operating activities totaled $144.4 million in 2023 versus $116.0 million in 2022. The increase in net cash provided by operating activities was driven by an increase in operating income of $16.7 million. Additionally, there was an increase in cash provided by working capital of $66.8 million. The favorable working capital inflow was driven by the Company's continued working capital initiatives throughout 2023. This was partially offset by cash outflows due to an increase in unbilled receivables of $18.6 million, a decrease in unearned revenue of $17.6 million and a decrease in customer prepayments of $5.3 million.
Net cash used in investing activities was $119.2 million in 2023 compared to $79.7 million in 2022. The increase in cash used in investing activities is due to increased planned capital expenditures and mine development to support continued business growth.
Net cash used in financing activities decreased $10.7 million from 2022. The decrease in 2023 compared to 2022 is a result of an increase in debt repayments in 2023.
Dividends per common share increased 4% to $0.515 per share in 2023. Total dividend payments to common shareholders were $10.6 million in 2023 and $10.2 million in 2022. In May 2023, the Board of Directors declared an increase in our quarterly dividend from $0.125 to $0.13 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions for at least the next 12 months and the foreseeable future thereafter. At December 31, 2023, cash and cash equivalents held by our foreign operations totaled $12.6 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2023 and December 31, 2022 is as follows:

	December 31,
(Thousands)	2023	2022
Cash and cash equivalents	$13,294	$13,101
Total outstanding debt	426,173	431,981
Net (debt) cash	(412,879)	(418,880)
Available borrowing capacity	$178,734	$185,294
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
Pursuant to the amendment, we transitioned U.S. dollar denominated borrowings from LIBOR to SOFR for both the revolving credit agreement and the term loan and increased the cap on precious metals consignment line from $550 million to $615 million.
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2023 and December 31, 2022. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $263.5 million as of December 31, 2023, compared to $241.9 million as of December 31, 2022. The availability is determined by Board approved levels and actual capacity. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum number of common shares required to be repurchased in a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares in 2022 or 2023. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.

Material Future Cash Obligations
The following table summarizes our material future obligations with respect to debt and associated interest as of December 31, 2023. In addition to the amounts below, the Company anticipates incurring costs related to its finance lease obligations and non-cancelable lease payments for operating leases with an initial lease term in excess of one year. These obligations are further detailed in Note L.

(Millions)	2024	2025	2026	2027	2028	There- after	Total
Debt (1)	$38.6	$30.4	$359.6	$0.2	$0.2	$0.1	$429.1
Interest payments on debt (2)	$17.6	$14.2	$10.6	$—	$—	$—	$42.4
Total	$56.2	$44.6	$370.2	$0.2	$0.2	$0.1	$471.5

(1)     Refer to Note N to the Consolidated Financial Statements.

(2)    These amounts represent future interest payments related to our total debt, excluding any interest payments to be made on borrowings under our Credit Agreement.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $351.5 million as of December 31, 2023 versus $373.1 million as of December 31, 2022. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2023 and December 31, 2022. Refer to Note I for additional information.

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

The information that follows relating to the Spor Mountain Mine is derived, for the most part, from the TRS, which was prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, which was filed as Exhibit 96 to our Annual Report on Form 10-K for the year-ended December 31, 2021 and is incorporated by reference herein.

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

The following represents our indicated and inferred ore mineral resources, exclusive of mineral reserves, as of December 31, 2023 and December 31, 2022:

	Indicated	Inferred
As of December 31, 2023
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

As of December 31, 2022
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

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

The following represents our ore mineral reserves:

	Proven	Probable	Total
As of December 31, 2023
Tonnage (in thousands)	7,598	962	8,560
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	37.21	4.97	42.18

As of December 31, 2022
Tonnage (in thousands)	7,678	962	8,640
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	37.57	4.97	42.54
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

(Thousands of Pounds of Beryllium)	2023	2022	2021
Domestic ore	405	382	386
Purchased ore	—	—	—
Unyielded total	405	382	386
Annual yield	89%	90%	91%
Beryllium produced	362	344	353
% of mill capacity	56%	53%	55%
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

Precious Metal Physical Inventory Counts
We take and record the results of a physical inventory count of our precious metals on a periodic basis. Our precious metal operations include a refinery that processes precious metal-containing scrap and other materials from our customers, as well as our own internally generated scrap. We also outsource portions of our refining requirements to other vendors, particularly for those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from our refine vendors, and other factors. The resulting calculated weight of the precious metals in our refine operations may differ, in either direction, from what our records indicate that we should have on hand, which would then result in an adjustment to our pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
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
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Electronic Materials segment totaled $206.7 million as of December 31, 2023. Within the Precision Optics segment, goodwill totaled $88.0 million. The remaining $26.2 million is related to the Performance Materials segment.
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
Due to the recent downturn in the semi-conductor market impacting the Electronic Materials reporting unit and recent results for the Precision Optics reporting unit, the Company elected to perform a quantitative annual impairment assessment for the Electronic Materials and Precision Optics reporting units' goodwill as of October 1, 2023 and a qualitative impairment test for the Performance Materials reporting unit.
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
The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the reporting unit. During the fourth quarter of 2023, the Company considered sales multiples in the low single digits and EBITDA multiples in the range high single digits to low double digits.
Based on the quantitative assessment performed for the Precision Optics reporting unit, the fair value exceeded the carrying value by less than 10%, but by a sufficient amount to support no indicators of impairment as of October 1, 2023. As of October 1, 2023, based on the quantitative assessments for the Electronic Materials reporting unit, the estimated fair value was substantially in excess of the carrying value. Additionally, for the Performance Materials reporting unit, there were no indicators of impairment based on the qualitative analysis performed.
Management believes the future sales growth and EBITDA margins in the long range plan and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or recognize charges in future periods. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. The assumptions used for the reporting units and indefinite-lived intangibles with fair values exceeding carrying values of less than 10% are more sensitive to future performance and will be monitored accordingly.
We also compared our market capitalization as of October 1, 2023 to the carrying value of our equity and considering an implied control premium, we noted no impairment indicators or triggering events.

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
We are charged a consignment fee by the precious metal consignors that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2023, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $1.1 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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

In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts with terms that match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2023, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2023, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.4 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2023, 2022, or 2021 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances and borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. As of December 31, 2023 the net fair value of our interest rate swaps were $5.4 million. In February 2023 we amended the terms of the interest rate swap to hedge the change in 1-month USD-SOFR. See Note R for further discussion. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $84.8 million as of December 31, 2023. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2023 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2023 would reduce 2023 pre-tax profits by approximately $4.7 million. This reduction in profits would be primarily offset with the foreign currency gain from the 10% movement in the exchange rates with effective hedges.
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

Our bank lines are established with a number of different banks in order to mitigate our exposure to any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2023. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Materion Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Reconciliation of Precious Metals Consignment Inventory
Description of the matter
At December 31, 2023, the notional value of the Company’s off-balance sheet precious metals was $351.5 million. As discussed in Note I to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
Auditing the reconciliation of precious metals consignment inventory is complex due to the highly detailed nature of the inventory reconciliation and the amount of information that is obtained from third parties. The Company performs physical inventory procedures to verify the existence of inventory. The precious metals inventory reconciliation includes estimates based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from refine vendors, and other factors. The reconciliation of precious metals consignment inventory presents the resulting calculated weight of the precious metals generated from these estimates within the Company’s refine operations. This calculated weight may differ from what the Company’s records indicate should be on hand, which would then result in an adjustment to pre-tax income.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s reconciliation of the precious metals consignment inventory process. This included controls over management's review of the significant inputs into and underlying the reconciliation.
To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the significant assumptions and data used to estimate the total value of the precious metal, which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31, 2023, evaluated the underlying data used in the reconciliation, and confirmed certain consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from their refine vendors, and other factors and assessed the historical accuracy of management’s analysis to evaluate the assumptions that were most significant to the calculated weight of the precious metal inventory.

Precision Optics Goodwill Impairment Evaluation
Description of the matter
At December 31, 2023, the Company had goodwill of $320.9 million, of which, $88.0 million related to the Precision Optics reporting unit. As discussed in Notes A and M to the consolidated financial statements, the Company elected to perform a quantitative annual impairment assessment of its Precision Optics reporting unit’s goodwill as of October 1, 2023, and concluded that there was no impairment, but the estimated fair value of the Precision Optics reporting unit exceeded the carrying value by less than 10%.
Auditing the Company’s Precision Optics reporting unit’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the discount rate, revenue growth rates and EBITDA margins, which are affected by expectations about future market or economic conditions.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation

Opinion on Internal Control over Financial Reporting
We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Materion Corporation and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 15, 2024

Materion Corporation and Subsidiaries
Years Ended December 31, 2023, 2022, & 2021
Consolidated Statements of Income

(Thousands except per share amounts)	2023	2022	2021
Net sales	$1,665,187	$1,757,109	$1,510,644
Cost of sales	1,316,145	1,413,229	1,226,882
Gross margin	349,042	343,880	283,762
Selling, general, and administrative expense	157,911	169,338	163,777
Research and development expense	27,540	28,977	26,575
Restructuring expense (income) (Note D)	3,824	1,573	(438)
Other — net (Note E)	23,323	24,237	16,737
Operating profit	136,444	119,755	77,111
Other non-operating (income) expense — net (Note O)	(2,710)	(5,250)	(5,115)
Interest expense — net (Note F)	31,323	21,905	4,901
Income before income taxes	107,831	103,100	77,325
Income tax expense (benefit) (Note G)	12,129	17,110	4,851
Net income	$95,702	$85,990	$72,474
Basic earnings per share:
Net income per share of common stock	$4.64	$4.19	$3.55
Diluted earnings per share:
Net income per share of common stock	$4.58	$4.14	$3.50

Weighted-average number of shares of common stock outstanding:
Basic	20,619	20,511	20,422
Diluted	20,911	20,760	20,689

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income

(Thousands)	2023	2022	2021
Net income	$95,702	$85,990	$72,474
Other comprehensive income:
Foreign currency translation adjustment	5,208	(5,869)	(6,904)
Derivative and hedging activity, net of tax expense (benefit) of $(543), $1,387, and $482, respectively	(1,817)	4,655	1,603
Pension and post-employment benefit adjustment, net of tax expense (benefit) of $(1,208), $518 and $1,094, respectively	(8,430)	(526)	3,771
Other comprehensive income (loss)	(5,039)	(1,740)	(1,530)
Comprehensive income	$90,663	$84,250	$70,944

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows

(Thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$95,702	$85,990	$72,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	61,644	53,436	44,137
Amortization of deferred financing costs in interest expense	1,712	1,734	967
Stock-based compensation expense (non-cash)	10,092	8,813	6,517
Amortization of pension and post-retirement costs	(1,318)	(146)	437
Loss (gain) on sale of property, plant, and equipment	20	14	(282)
Deferred income tax (benefit) expense	(7,005)	1,733	(12,957)
Net pension curtailments and settlements	142	(551)	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	23,359	(4,377)	(30,490)
Decrease (increase) in inventory	(18,700)	(63,986)	(43,458)
Decrease (increase) in prepaid and other current assets	(22,663)	(1,604)	(3,855)
Increase (decrease) in accounts payable and accrued expenses	6,631	12,860	40,219
Increase (decrease) in unearned revenue	(17,361)	207	106
Increase (decrease) in interest and taxes payable	3,771	154	(220)
Increase (decrease) in unearned income due to customer prepayments	16,676	21,942	13,752
Other — net	(8,288)	(261)	2,894
Net cash provided by operating activities	144,414	115,958	90,241
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	—	(2,971)	(392,240)
Payments for purchase of property, plant, and equipment	(110,550)	(77,608)	(102,910)
Payments for mine development	(9,326)	—	—
Proceeds from sale of property, plant, and equipment	654	850	881
Net cash used in investing activities	(119,222)	(79,729)	(494,269)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under credit facilities, net	8,065	230	118,297
Proceeds from issuance of debt	—	—	300,000
Repayment of debt	(15,415)	(19,299)	(2,054)
Principal payments under finance lease obligations	(1,645)	(2,736)	(2,819)
Cash dividends paid	(10,621)	(10,160)	(9,697)
Deferred financing costs	—	—	(7,403)
Payments of withholding taxes for stock-based compensation awards	(5,234)	(3,593)	(3,318)
Net cash provided by (used in) financing activities	(24,850)	(35,558)	393,006
Effects of exchange rate changes	(149)	(2,032)	(394)
Net change in cash and cash equivalents	193	(1,361)	(11,416)
Cash and cash equivalents at beginning of period	13,101	14,462	25,878
Cash and cash equivalents at end of period	$13,294	$13,101	$14,462
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2023 and 2022
Consolidated Balance Sheets

(Thousands)	2023	2022
Assets
Current assets
Cash and cash equivalents (Note A)	$13,294	$13,101
Accounts receivable (Note A)	192,747	215,211
Inventories, net (Notes A and I)	441,597	423,080
Prepaid and other current assets	61,744	39,056
Total current assets	709,382	690,448
Deferred income taxes (Notes A and G)	4,908	3,265
Property, plant, and equipment (Notes A and J)	1,281,622	1,209,205
Less allowances for depreciation, depletion, and amortization	(766,939)	(760,440)
Property, plant, and equipment — net	514,683	448,765
Operating lease, right-of-use asset (Note L)	57,645	64,249
Intangible assets (Notes A and M)	133,571	143,219
Other assets (Note O)	21,664	22,535
Goodwill (Notes A and M)	320,873	319,498
Total Assets	$1,762,726	$1,691,979

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note N)	$38,597	$21,105
Accounts payable	125,663	107,899
Salaries and wages	25,912	35,543
Other liabilities and accrued items	45,773	54,993
Income taxes (Notes A and G)	5,207	3,928
Unearned revenue (Note C)	13,843	15,496
Total current liabilities	254,995	238,964
Other long-term liabilities	13,300	12,181
Operating lease liabilities (Note L)	53,817	59,055
Finance lease liabilities (Note L)	13,744	13,876
Retirement and post-employment benefits (Note O)	26,334	20,422
Unearned income (Notes A and K)	103,983	107,736
Long-term income taxes (Notes A and G)	3,815	665
Deferred income taxes (Notes A and G)	20,109	28,214
Long-term debt (Note N)	387,576	410,876
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2023 and 2022)	309,492	288,100
Retained earnings	854,334	769,418
Common stock in treasury (6,502 shares for 2023 and 6,605 shares for 2022)	(237,746)	(220,864)
Accumulated other comprehensive loss (Note P)	(46,948)	(41,909)
Other equity	5,921	5,245
Total shareholders’ equity	885,053	799,990
Total Liabilities and Shareholders’ Equity	$1,762,726	$1,691,979
-

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2020	20,328	6,820	$258,642	$631,058	$(199,187)	$(38,639)	$3,756	$655,630
Net income	—	—	—	72,474	—	—	—	72,474
Other comprehensive income	—	—	—	—	—	(1,530)	—	(1,530)
Cash dividends declared ($0.475 per share)	—	—	—	(9,697)	—	—	—	(9,697)
Stock-based compensation activity	164	(164)	13,142	(79)	(6,546)	—	—	6,517
Payments for withholding taxes for stock-based compensation awards	(49)	49	—	—	(3,318)	—	—	(3,318)
Directors’ deferred compensation	5	(5)	194	—	(869)	—	1,039	364
Balance at December 31, 2021	20,448	6,700	$271,978	$693,756	$(209,920)	$(40,169)	$4,795	$720,440
Net income	—	—	—	85,990	—	—	—	85,990
Other comprehensive income	—	—	—	—	—	(1,740)	—	(1,740)
Cash dividends declared ($0.495 per share)	—	—	—	(10,160)	—	—	—	(10,160)
Stock-based compensation activity	135	(135)	15,977	(168)	(6,996)	—	—	8,813
Payments for withholding taxes for stock-based compensation awards	(43)	43	—	—	(3,593)	—	—	(3,593)
Directors’ deferred compensation	3	(3)	145	—	(355)	—	450	240
Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990
Net income	—	—	—	95,702	—	—	—	95,702
Other comprehensive income	—	—	—	—	—	(5,039)	—	(5,039)
Cash dividends declared ($0.515 per share)	—	—	—	(10,621)	—	—	—	(10,621)
Stock-based compensation activity	150	(150)	21,289	(165)	(11,032)	—	—	10,092
Payments for withholding taxes for stock-based compensation awards	(49)	49	—	—	(5,234)	—	—	(5,234)
Directors’ deferred compensation	2	(2)	103	—	(616)	—	676	163
Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053

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
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2023. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the expected losses resulting from the inability of customers to pay amounts due. The Company considers the current market conditions and credit losses related to the Company's trade receivables based on the macroeconomic environment, geographic considerations, and other expected market trends. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. Accounts receivable were net of an allowance for credit losses of $0.6 million and $0.6 million at December 31, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses includes expense and net write-offs, neither of which were material. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
Inventories: Inventories are stated at net realizable value. The associated inventory reserve was $0.2 million and $0.4 million at December 31, 2023 and 2022, respectively. All of the Company's inventories, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the first-in, first-out (FIFO) method as of December 31, 2023 and 2022, except for its bertrandite ore mine which values inventory using a weighted average cost method.

Property, Plant, and Equipment:  Property, plant, and equipment is stated on the basis of cost. Depreciation is computed -principally by the straight-line method. The depreciable lives that are used in computing the annual provision for depreciation by class of asset are primarily as follows:

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
The cost of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production phase is capitalized during the development of an open-pit mine and are capitalized at each pit. These costs are amortized as the ore is extracted and converted to hydroxide using the units-of-production method based upon total estimated recoverable proven reserves for the individual pit. The Company uses beryllium pounds as the unit of accounting measure for recording amortization.
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
Also included in Unearned Income as of December 31, 2023 and 2022, are $84.7 million and $85.9 million, respectively, of customer prepayments. See Note K for additional discussion.
Advertising Costs: The Company expenses all advertising costs as incurred. Advertising costs were $0.3 million in 2023, 2022, and 2021.
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
New Pronouncements Adopted:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2024. The Company has applied this guidance in accounting for the interest rate swaps discussed in Note R. Any additional reference rate reform impacts will be accounted for in accordance with ASU 2020-04 and ASU 2022-06.

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
The primary measure used in evaluating segment performance is EBITDA. The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for 2023 and 2022:

(Thousands)	2023	2022
Net sales:
Performance Materials(1)	$755,547	$671,525
Electronic Materials(1)	805,751	971,902
Precision Optics	103,889	113,682
Other	—	—
Net sales	1,665,187	1,757,109
Segment EBITDA:
Performance Materials	174,471	125,227
Electronic Materials	45,747	67,806
Precision Optics	9,860	13,753
Other	(29,280)	(28,345)
Total Segment EBITDA	200,798	178,441
Income tax expense	12,129	17,110
Interest expense - net	31,323	21,905
Depreciation, depletion and amortization	61,644	53,436
Net income	$95,702	$85,990
(1) Excludes inter-segment sales $9.2 million for Electronic Materials for 2023. Inter-segment sales for Performance Materials were less than $0.1 million in 2023. Excludes inter-segment sales of $0.7 million for Performance Materials and $14.0 million for Electronic Materials for 2022. Inter-segment sales are eliminated in consolidation.

Other geographic information includes the following:

(Thousands)	2023	2022	2021
Net sales
United States	$815,408	$867,053	$794,862
Asia	406,123	519,395	426,303
Europe	422,018	355,691	270,213
All other	21,638	14,970	19,266
Total	$1,665,187	$1,757,109	$1,510,644
Property, plant, and equipment, net by country deployed
United States	$435,296	$372,779	$327,969
All other	79,387	75,986	81,006
Total	$514,683	$448,765	$408,975

International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, accounted for 10% or more of the Company’s net sales for the years presented.
In fiscal year 2023, one customer accounted for approximately ten percent of our net sales. Prior to this, no single customer accounted for ten percent or more of our net sales.
No individual country other than the United States accounted for 10% or more of the Company's net property, plant and equipment as of December 31, 2023 or December 31, 2022.

The following table disaggregates revenue for each segment by end market for 2023 and 2022:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
2023
End Market
Semiconductor	$13,734	$645,113	$2,529	$—	$661,376
Industrial	147,321	33,915	29,277	—	210,513
Aerospace and Defense	144,708	6,198	25,039	—	175,945
Consumer Electronics	43,640	944	15,296	—	59,880
Automotive	85,178	6,653	9,189	—	101,020
Energy	49,055	91,140	—	—	140,195
Telecom and Data Center	62,456	80	—	—	62,536
Other	209,455	21,708	22,559	—	253,722
Total	$755,547	$805,751	$103,889	$—	$1,665,187

2022
End Market
Semiconductor	$8,666	$784,517	$5,107	$—	$798,290
Industrial	168,012	47,407	31,948	—	247,367
Aerospace and Defense	110,884	5,882	16,988	—	133,754
Consumer Electronics	49,859	1,144	22,666	—	73,669
Automotive	93,581	7,590	9,922	—	111,093
Energy	50,021	98,844	—	—	148,865
Telecom and Data Center	65,230	149	—	—	65,379
Other	125,272	26,369	27,051	—	178,692
Total	$671,525	$971,902	$113,682	$—	$1,757,109

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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2023. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $54.2 million.
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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2023	December 31, 2022	$ change	% change
Accounts receivable, trade	$193,345	$215,726	$(22,381)	(10)%
Unbilled receivables	29,524	10,765	18,759	174%
Unearned revenue	13,843	15,496	(1,653)	(11)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2023.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.
Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $12.4 million of the December 31, 2022 unearned amounts as revenue during 2023. The Company recognized approximately $7.1 million of the December 31, 2021 unearned amounts as revenue during 2022.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Restructuring

During 2023, the Company implemented various restructuring initiatives across the Performance Materials, Electronic Materials and Precision Optics segments to improve operational efficiency. This resulted in severance and related costs of approximately $3.8 million during 2023. Approximately $2.7 million of those severance costs were paid as of December 31, 2023.
In 2022, the Company recorded a combined total of $1.6 million of restructuring charges in our Precision Optics, Electronic Materials and Other segments as a result of cost reduction actions taken in order to reduce our fixed cost structure.
Note E — Other-net
Other-net is summarized for 2023, 2022, and 2021 as follows:

	(Income) Expense
(Thousands)	2023	2022	2021
Metal consignment fees	$10,596	$12,212	$9,305
Amortization of intangible assets	12,876	12,400	5,973
Foreign currency loss (gain)	218	(679)	1,573
Other items	(367)	304	(114)
Total other-net	$23,323	$24,237	$16,737
Note F — Interest Expense-net
The following chart summarizes the interest incurred, capitalized, and paid in 2023, 2022, and 2021:

(Thousands)	2023	2022	2021
Interest incurred, net	$34,366	$23,014	$5,277
Less: Capitalized interest	3,043	1,109	376
Total net expense	$31,323	$21,905	$4,901
Interest paid	$32,044	$21,190	$3,652
The increase in interest expense in 2023 versus 2022 was primarily driven by increased interest rates. Amortization of deferred financing costs within interest expense was $1.7 million in 2023, $1.7 million in 2022, and $1.0 million in 2021.

Note G — Income Taxes

Income (loss) before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2023	2022	2021
Income (loss) before income taxes:
Domestic	$94,589	$90,403	$54,684
Foreign	13,242	12,697	22,641
Total income (loss) before income taxes	$107,831	$103,100	$77,325
Income tax expense:
Current income tax expense (benefit):
Domestic	$12,962	$12,571	$14,603
Foreign	6,172	2,806	3,205
Total current	$19,134	$15,377	$17,808
Deferred income tax (benefit) expense:
Domestic	$(4,926)	$588	$(7,953)
Foreign	(2,079)	1,145	(5,004)
Total deferred	$(7,005)	$1,733	$(12,957)
Total income tax expense (benefit)	$12,129	$17,110	$4,851

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax effect	0.7	1.7	(0.3)
Effect of excess of percentage depletion over cost depletion	(3.4)	(3.1)	(3.4)
Foreign derived intangible income deduction	(8.6)	(1.7)	(2.3)
Research and development tax credit	(0.8)	(2.0)	(1.2)
Impact of foreign operations	(0.4)	0.6	0.3
Non-deductible transaction costs	—	—	1.6
Adjustment to unrecognized tax benefits	2.7	(0.5)	(1.9)
Equity compensation	(1.8)	(0.9)	(0.5)
Non-deductible officers' compensation	2.0	1.2	1.4
Valuation allowance	0.8	0.6	(8.5)
Impact of refundable credits	(1.6)	—	—
Other items	0.7	(0.3)	0.1
Effective tax rate	11.3%	16.6%	6.3%

The Company’s income tax expense was $12,129, $17,110 and $4,851 and the Company’s effective tax rate was 11.3%, 16.6% and 6.3% for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. In 2023, the effective tax rate is lower than the U.S. statutory tax rate primarily due to a foreign-derived intangible income deduction optimization project completed, percentage depletion and excess tax benefits for stock compensation. In 2022, the effective tax rate is below the U.S. statutory tax rate primarily due to percentage depletion, the research and development tax credit and the foreign-derived intangible income deduction. In 2021, the effective tax rate is below the U.S. statutory tax rate primarily due to the release of our Germany valuation allowance, percentage depletion and the foreign-derived intangible income deduction.

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2023	2022
Asset (liability)
Post-employment benefits other than pensions	$1,288	$1,230
Other reserves	831	1,831
Deferred compensation	4,328	3,850
Environmental reserves	1,371	1,321
Inventory	4,868	6,118
Research expenditures	11,025	7,069
Revenue recognition	13,086	7,878
Lease liabilities	11,334	12,651
Interest expense carryforward	12,923	12,470
Pensions	2,442	—
Accrued compensation expense	3,317	5,477
Net operating loss, capital loss and credit carryforwards	13,729	9,915
Subtotal	80,542	69,810
Valuation allowance	(5,971)	(4,935)
Total deferred tax assets	74,571	64,875
Depreciation	(47,946)	(42,481)
Lease assets	(9,933)	(12,078)
Amortization	(30,829)	(32,925)
Pensions	—	(400)
Unrealized gains	(1,063)	(1,940)
Total deferred tax liabilities	(89,771)	(89,824)
Net deferred tax (liabilities)/assets	$(15,200)	$(24,949)

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
At December 31, 2023, for income tax purposes, the Company had foreign net operating loss carryforwards of $37.3 million that do not expire, and $12.2 million that expire in calendar years 2024 through 2033. The Company had state net operating loss carryforwards of $14.8 million that expire in calendar years 2024 through 2041 and state tax credits of $4.1 million that expire in calendar years 2024 through 2038. The Company also had a capital loss carryforward of $7.4 million that expires in 2026. A valuation allowance of $5.2 million has been provided against certain foreign and state net operating loss carryforwards, a U.S. capital loss carryforward, and state tax credits due to uncertainty of their realization.
The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2019, state and local examinations for years before 2019, and foreign examinations for tax years before 2018.
We operate under a tax holiday in Malaysia, which is effective through July 31, 2027. The tax holiday is conditional upon our meeting certain employment, sales, and investment thresholds. The Company did not have a tax benefit from the tax holiday in 2023.
A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2023 and 2022 is as follows:

(Thousands)	2023	2022
Balance at January 1	$652	$1,142
Additions to tax provisions related to the current year	—	—
Additions to tax positions related to prior years	3,111	—
Reduction to tax positions related to prior years	—	(8)
Lapses on statutes of limitations	—	(482)
Balance at December 31	$3,763	$652
Included in the balance of unrecognized tax benefits, including interest and penalties, as of December 31, 2023 and December 31, 2022 are $3.8 million and $0.7 million, respectively, of tax benefits that would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2023, 2022, and 2021. As of December 31, 2023 and 2022, accrued interest and penalties, net of the related tax benefit, were immaterial.
Income taxes paid during 2023, 2022, and 2021, were approximately $7.5 million, $14.5 million, and $21.8 million, respectively.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities as, with the exception of a China subsidiary, these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2023. The amount of such unrepatriated earnings totaled $87.3 million as of December 31, 2023. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Government Tax Credits
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. The IRA, among other provisions, includes a new corporate alternative minimum tax on certain large corporations and new or enhanced federal energy and manufacturing tax credits effective for tax years beginning in 2023. The Company is not subject to the minimum tax as our average annual book profits over the prior three-year period were less than $1 billion. The IRA introduced a new Advanced Manufacturing Production Credit, which provides an annual cash benefit for a portion of production costs for the sale of certain critical minerals produced in the U.S. and sold during the year.
Pursuant to the IRA, the Company is eligible for the production credit beginning in 2023. The Company records the production credit as a reduction in cost of goods sold as the applicable items are produced and sold. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740; our accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. We recognize the benefit of tax credits accounted for by applying IAS 20 in pretax income on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate.
Pillar Two

The Organization for Economic Co-operation and Development (OECD) has introduced rules to establish a global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The Company is currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of Pillar Two rules in the jurisdictions in which it operates.

Note H — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2023	2022	2021
Numerator for basic and diluted EPS:
Net income	$95,702	$85,990	$72,474
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,619	20,511	20,422
Effect of dilutive securities:
Stock appreciation rights	85	81	78
Restricted stock units	92	102	124
Performance-based restricted stock units	115	66	65
Diluted potential common shares	292	249	267
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,911	20,760	20,689
Basic EPS	$4.64	$4.19	$3.55
Diluted EPS	$4.58	$4.14	$3.50
Equity awards covering shares of common stock totaling 39,473 in 2023, 56,636 in 2022, and 55,598 in 2021 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note I — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2023	2022
Raw materials and supplies	$117,693	$113,694
Work in process	268,717	249,105
Finished goods	55,187	60,281
Inventories, net	$441,597	$423,080
Inventory balances are presented net of an excess and obsolete reserve totaling $17.3 million and $19.8 million at December 31, 2023 and December 31, 2022, respectively.
The Company takes and records the results of a physical inventory count of its precious metals on a periodic basis. The Company's precious metal operations include a refinery that processes precious metal-containing scrap and other materials from its customers, as well as its own internally generated scrap. The Company also outsources portions of its refining requirements to other vendors, particularly those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, data from the Company's refine vendors, and other factors. The resulting calculated weight of the precious metals in the Company's refine operations may differ, in either direction, from what its records indicate that the Company should have on hand, which would then result in an adjustment to its pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $351.5 million as of December 31, 2023 versus $373.1 million as of December 31, 2022.

Note J — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2023	2022
Land	$26,607	$26,579
Buildings	215,137	200,223
Machinery and equipment	799,551	770,628
Software	46,094	44,886
Construction in progress	147,303	100,188
Allowances for depreciation	(749,622)	(720,455)
Subtotal	485,070	422,049
Finance leases	32,624	31,662
Allowances for depreciation	(9,006)	(7,395)
Subtotal	23,618	24,267
Mineral resources	4,980	4,980
Mine development	9,326	30,059
Allowances for amortization and depletion	(8,311)	(32,590)
Subtotal	5,995	2,449
Property, plant, and equipment — net	$514,683	$448,765
The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in Unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment. Unearned income was reduced by $4.6 million in 2023 and 2022 and $4.3 million in 2021 and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin. The unamortized unearned income balance was $10.7 million and $15.3 million at December 31, 2023 and December 31, 2022, respectively.
We recorded depreciation and depletion expense of $41.6 million in 2023, $35.2 million in 2022, and $31.4 million in 2021. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is net of the reduction in the unearned income liability in 2023, 2022, and 2021. The net carrying value of capitalized software was $4.0 million and $4.6 million at December 31, 2023 and December 31, 2022, respectively. Depreciation expense related to software was $1.8 million in 2023, 2022, and 2021, respectively.
As of December 31, 2023 and December 31, 2022 capital expenditures in accounts payable were $7.0 million and $12.1 million, respectively.
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
Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. As of December 31, 2023, the Company has received approximately $38.6 million in prepayments under the terms of this amended agreement.
As of December 31, 2023 and 2022, $84.7 million and $85.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheet. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of December 31, 2023 and 2022, $5.8 million and $4.5 million, respectively, of prepayments are classified as Unearned revenue.

Note L — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of December 31, 2023, we had no material leases that had yet to commence.
The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term over which lease payments are made, adjusted for the impact of collateral.
The components of operating and finance lease cost for 2023 and 2022 were as follows:

(Thousands)	2023	2022
Components of lease expense
Operating lease cost	$14,648	$13,381

Finance lease cost
Amortization of right-of-use assets	1,495	1,202
Interest on lease liabilities	760	819
Total lease cost	$16,903	$15,402
The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2023 and 2022 is as follows:

(Thousands, except lease term and discount rate)	2023	2022
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$57,645	$64,249
Other liabilities and accrued items	6,933	8,401
Operating lease liabilities	53,817	59,055

Finance Leases
Property, plant, and equipment	$32,624	$31,662
Allowances for depreciation, depletion, and amortization	(9,006)	(7,395)
Finance lease assets, net	$23,618	$24,267
Other liabilities and accrued items	$626	$1,485
Finance lease liabilities	13,744	13,876
Total principal payable on finance leases	$14,370	$15,361

Weighted Average Remaining Lease Term
Operating leases	11.47	11.78
Finance leases	18.34	17.98

Weighted Average Discount Rate
Operating leases	6.15%	6.08%
Finance leases	5.20%	5.11%

Future maturities of the Company's lease liabilities as of December 31, 2023 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2024	1,458	10,464
2025	1,285	9,285
2026	1,255	7,568
2027	1,255	6,096
2028	1,210	6,062
2029 and thereafter	16,070	46,027
Total lease payments	22,533	85,502
Less amount of lease payment representing interest	8,163	24,752
Total present value of lease payments	$14,370	$60,750

Supplemental cash flow information related to leases was as follows:

(Thousands)	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,094	$19,653
Operating cash flows from finance leases	760	818
Financing cash flows from finance leases	1,645	2,736

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,293	9,967
Finance leases	—	—

Note M — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2023 and 2022, is as follows:

	2023			2022
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$112,682	$(35,608)	$77,074	$110,347	$(28,950)	$81,397
Technology	45,154	(14,201)	30,953	44,886	(10,420)	34,466
Licenses and other	36,573	(13,638)	22,935	34,300	(10,562)	23,738
Total	$194,409	$(63,447)	$130,962	$189,533	$(49,932)	$139,601

Amortization expense for 2023, 2022, and 2021 was $12.9 million, $12.4 million, and $6.0 million, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2024	12,497
2025	11,662
2026	10,585
2027	10,484
2028	10,484
Intangible assets also includes deferred costs relating to the Company's revolving credit and consignments lines of $2.6 million and $3.6 million at December 31, 2023 and 2022, respectively.
Goodwill
In 2021, the Company acquired HCS-Electronic Materials for a total purchase price of $398.9 million, and recorded goodwill of $181.3 million. Goodwill of $157.0 million and $24.3 million associated with the HCS-Electronic Materials acquisition was allocated to the Electronic Materials and Performance Materials segments, respectively.
The balance of goodwill at December 31, 2023 and 2022 was $320.9 million and $319.5 million, respectively.
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Total
Balance at December 31, 2021	$25,803	$204,520	$88,297	$318,620
Acquisition	—	—	—	—
Impairment charge	—	—	—	—
Other	354	2,150	(1,626)	878
Balance at December 31, 2022	$26,157	$206,670	$86,671	$319,498
Acquisition	—	—	—	—
Impairment charge	—	—	—	—
Other	—	3	1,372	1,375
Balance at December 31, 2023	$26,157	206,673	$88,043	$320,873
Due to the recent downturn in the semi-conductor market impacting the Electronic Materials reporting unit and recent results for the Precision Optics reporting unit, the Company elected to perform a quantitative annual impairment assessment for the Electronic Materials and Precision Optics reporting units' goodwill as of October 1, 2023 and a qualitative impairment test for the Performance Materials reporting unit. Based on the testing performed, the Company determined that the estimated fair values for each of its reporting units exceeded their carrying values; therefore no impairment charges were necessary. The estimated fair value of the Company's Precision Optics reporting unit exceeded the carrying value by less than 10%.
Management believes the future sales growth and EBITDA margins in the long range plan and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or recognize charges in future periods. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. The assumptions used for the reporting units with fair values exceeding carrying values of less than 10% are more sensitive to future performance and will be monitored accordingly.
The Company's accumulated goodwill impairment losses were $20.6 million as of December 31, 2023, 2022 and 2021. Accumulated impairment losses were from the closure of the LAC reporting unit which was closed as of December 31, 2020.

Note N — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2023	2022
Borrowings under Credit Agreement with average interest rate of 6.96% at December 31, 2023 and 6.08% at December 31, 2022	$149,250	$143,250
Borrowings under the Term Loan Facility	270,000	285,000
Overdraft Sweep Facility	3,825	—
Foreign debt	5,918	7,541
Total long-term debt outstanding	428,993	435,791
Current portion of long-term debt	(38,597)	(21,105)
Gross long-term debt	$390,396	$414,686
Unamortized deferred financing fees	(2,820)	(3,810)
Long-term debt	$387,576	$410,876
Maturities on long-term debt instruments as of December 31, 2023 are as follows:

(Thousands)
2024	38,597
2025	30,351
2026	359,566
2027	213
2028	213
2029 and thereafter	53
Total	$428,993

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
In January 2023, we amended the Credit Agreement to transition U.S. dollar denominated borrowings from LIBOR to the Secured Overnight Financial Rate (SOFR) for both the revolving credit agreement and the term loan and to increase the cap on precious metals facilities from $550 million to $615 million.
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2023 and December 31, 2022. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement. At December 31, 2023 and 2022, there was $419.3 million and $428.3 million outstanding under the Credit Agreement, respectively.

At December 31, 2023 and 2022 there was $47.0 million and $46.5 million letters of credit outstanding against the credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.20% as of December 31, 2023) on the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines totaled $178.7 million as of December 31, 2023.

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

	Pension Benefits		Other Benefits
(Thousands)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$168,032	$235,779	$5,505	$7,514
Service cost	842	1,231	51	78
Interest cost	7,874	4,874	273	156
Net pension curtailments and settlements	(4,350)	(3,104)	—	—
Actuarial (gain) loss	11,307	(61,819)	(308)	(1,800)
Benefit payments	(5,501)	(5,821)	(621)	(443)
Foreign currency exchange rate changes and other	3,384	(3,108)	—	—
Benefit obligation at end of year	181,588	168,032	4,900	5,505
Change in plan assets
Fair value of plan assets at beginning of year	164,596	227,340	—	—
Plan settlements	(4,350)	(3,104)	—	—
Actual return on plan assets	10,946	(53,283)	—	—
Employer contributions	755	831	—	—
Employee contributions	812	786	—	—
Benefit payments from fund	(5,605)	(6,175)	—	—
Foreign currency exchange rate changes and other	2,525	(1,799)	—	—
Fair value of plan assets at end of year	169,679	164,596	—	—
Funded status at end of year	$(11,909)	$(3,436)	$(4,900)	$(5,505)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$9,959	$11,761	$—	$—
Other liabilities and accrued items	(560)	(536)	(630)	(754)
Retirement and post-employment benefits	(21,308)	(14,661)	(4,270)	(4,751)
Net amount recognized	$(11,909)	$(3,436)	$(4,900)	$(5,505)

The benefit obligation increased in 2023 due to actuarial losses that were driven by decreases in the discount rate.
The following amounts are included within accumulated other comprehensive loss at December 31, 2023:

	Pension Benefits		Other Benefits
(Thousands)	2023	2022	2023	2022
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$53,024	$43,039	$(5,499)	$(5,573)
Net prior service cost (credit)	(533)	(617)	—	(556)
Net transition obligation/(asset)	—	—	—	—
Net amount recognized	$52,491	$42,422	$(5,499)	$(6,129)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2023	2022	2023	2022
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$180,655	$167,366	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	48,056	18,490	—	—
Aggregate fair value of plan assets	26,212	3,279	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	47,150	17,833	—	—
Aggregate fair value of plan assets	26,212	3,279	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2023	2022	2021	2023	2022	2021
Net benefit cost
Service cost	$842	$1,231	$1,722	$51	$78	$80
Interest cost	7,874	4,874	4,186	273	156	116
Expected return on plan assets	(9,685)	(9,570)	(9,881)	—	—	—
Amortization of prior service credit	(83)	(78)	(82)	(556)	(1,497)	(1,497)
Recognized net actuarial loss (gain)	(300)	1,701	2,344	(379)	(272)	(275)
Net periodic benefit (credit) cost	(1,352)	(1,842)	(1,711)	(611)	(1,535)	(1,576)
Net pension curtailments and settlements	142	(551)	—	—	—	—
Total net benefit (credit) cost	$(1,210)	$(2,393)	$(1,711)	$(611)	$(1,535)	$(1,576)

Components of net periodic benefit cost, other than service cost, are included in Other non-operating (income) expense in the Consolidated Statements of Income. Additionally, Pension Benefit Guaranty Corporation premiums are reported within expected return on plan assets.
The following table summarizes amounts recognized in other comprehensive income (OCI):

	Pension Benefits			Other Benefits
(Thousands)	2023	2022	2021	2023	2022	2021
Change in other comprehensive income
OCI at beginning of year	$42,422	$42,382	$48,673	$(6,129)	$(6,098)	$(7,525)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	83	78	82	556	1,497	1,497
Recognized during year — net actuarial (losses) gains	300	(1,701)	(2,344)	379	272	275
Occurring during year — prior service cost	—	—	—	—	—	—
Occurring during year — net actuarial losses (gains)	9,828	1,112	(4,553)	(305)	(1,800)	(345)
Other adjustments	(142)	551	—	—	—	—
Foreign currency exchange rate changes	—	—	524	—	—	—
OCI at end of year	$52,491	$42,422	$42,382	$(5,499)	$(6,129)	$(6,098)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following assumptions:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Assumptions used to determine benefit obligations at fiscal year end
Discount rate	1.31% - 5.19%	2.16% - 5.54%	0.22% - 3.02%	5.20%	5.52%	2.90%
Rate of compensation increase	1.75% - 3.00%	1.75% - 3.00%	1.50% - 3.00%	3.50%	3.50%	3.00%
Assumptions used to determine net cost for the fiscal year
Discount rate	2.16% - 5.54%	0.22% - 3.02%	0.03% - 2.76%	5.52%	2.90%	2.45%
Expected long-term return on plan assets	1.90% - 5.25%	1.20% - 5.25%	1.20% - 5.75%	N/A	N/A	N/A
Rate of compensation increase	1.75% - 3.00%	1.50% - 3.00%	1.50% - 3.00%	3.50%	3.00%	3.00%
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
Rate of Compensation Increase. The rate of compensation increase assumption is no longer applicable for the domestic defined benefit due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption to determine the benefit obligation and net cost for the domestic retiree medical plan was 3.5% in 2023 and 2022, respectively.
Assumptions for the defined benefit pension plans in Germany, Liechtenstein, and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in each respective country. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2023	2022
Health care trend rate assumed for next year	6.00%	6.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2023 and 2022 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note R for definitions of the fair value hierarchy.

	December 31, 2023
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$732	$732	$—	$—
Equity securities (a)	28,118	28,118	—	—
Fixed-income securities (b)	10,450	10,450	—	—
Other types of investments:	—
Real estate fund (c)	3,782	3,782	—	—
Total	43,082	43,082	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	118,121
Multi-strategy hedge funds (f)	4,845
Alternatives	3,553
Private equity funds	78
Total assets at fair value	$169,679

	December 31, 2022
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,058	$1,058	$—	$—
Equity securities (a)	37,083	37,083	—	—
Fixed-income securities (b)	13,314	13,314	—	—
Other types of investments:
Real estate fund (c)	3,115	3,115	—	—
Total	54,570	54,570	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	103,142
Multi-strategy hedge funds (f)	6,812
Private equity funds	72
Total assets at fair value	$164,596
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

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2024.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2024	7,701	648	648
2025	8,940	578	578
2026	9,311	497	497
2027	10,193	457	457
2028	11,024	413	413
2029 through 2033	57,511	1,559	1,559
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $0.4 million at December 31, 2023 and $0.5 million at December 31, 2022, and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $13.6 million in 2023, $13.1 million in 2022, and $9.9 million in 2021.

Note P — Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, including amounts reclassified out, for 2023, 2022, and 2021, and the balances in accumulated other comprehensive (loss) income as of December 31, 2023, 2022, and 2021 are as follows:

	Gains and Losses On Cash Flow Hedges					Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Copper	Total			Total
Balance at December 31, 2020	$519	$—	$(170)	$468	$817	$(43,473)	$4,017	$(38,639)
Other comprehensive income (loss) before reclassifications	2,252	—	508	2,444	5,204	4,428	(6,904)	2,728
Amounts reclassified from accumulated other comprehensive income	123	—	(193)	(3,049)	(3,119)	437	—	(2,682)
Other comprehensive income (loss) before tax	2,375	—	315	(605)	2,085	4,865	(6,904)	46
Deferred taxes on current period activity	546	—	73	(137)	482	1,094	—	1,576
Other comprehensive income (loss) after tax	1,829	—	242	(468)	1,603	3,771	(6,904)	(1,530)
Balance at December 31, 2021	$2,348	$—	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)

Balance at December 31, 2021	$2,348	$—	$72	$—	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive income (loss) before reclassifications	(1,260)	8,113	(259)	—	6,594	(394)	(5,869)	331
Amounts reclassified from accumulated other comprehensive income	(176)	(250)	(126)	—	(552)	386	—	(166)
Other comprehensive income (loss) before tax	(1,436)	7,863	(385)	—	6,042	(8)	(5,869)	165
Deferred taxes on current period activity	(331)	1,808	(90)	—	1,387	518	—	1,905
Other comprehensive income (loss) after tax	(1,105)	6,055	(295)	—	4,655	(526)	(5,869)	(1,740)
Balance at December 31, 2022	$1,243	$6,055	$(223)	$—	$7,075	$(40,228)	$(8,756)	$(41,909)

Balance at December 31, 2022	$1,243	$6,055	$(223)	$—	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive income (loss) before reclassifications	(19)	2,046	(140)	—	1,887	(8,462)	5,208	(1,367)
Amounts reclassified from accumulated other comprehensive income	(35)	(4,513)	301	—	(4,247)	(1,176)	—	(5,423)
Other comprehensive income (loss) before tax	(54)	(2,467)	161	—	(2,360)	(9,638)	5,208	(6,790)
Deferred taxes on current period activity	(12)	(568)	37	—	(543)	(1,208)	—	(1,751)
Other comprehensive income (loss) after tax	(42)	(1,899)	124	—	(1,817)	(8,430)	5,208	(5,039)
Balance at December 31, 2023	$1,201	$4,156	$(99)	$—	$5,258	$(48,658)	$(3,548)	$(46,948)
Reclassifications of gains and losses on foreign currency cash flow hedges from accumulated other comprehensive income are recorded in Net sales in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note R for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for interest rate swaps are recorded in interest expense. Refer to Note F for additional details on interest expense.
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
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $10.5 million, $9.0 million, and $7.3 million in 2023, 2022, and 2021, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $2.0 million, $1.0 million, and $0.9 million of tax benefits in 2023, 2022, and 2021, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
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
The following table summarizes the Company's SARs activity during 2023:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2022	256	$58.38
Granted	47	113.28
Exercised	(57)	41.91
Cancelled	—
Outstanding at December 31, 2023	246	$72.73
Vested and expected to vest as of December 31, 2023	246	72.73	14,101	3.8
Exercisable at December 31, 2023	151	58.94	10,775	2.8
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2022	95	$21.97
Granted	47	42.27
Vested	(48)	21.19
Cancelled	—	—
Nonvested as of December 31, 2023	94	$35.73

As of December 31, 2023, $1.9 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 22 months. The total fair value of shares vested during 2023, 2022, and 2021 was $1.0 million, $0.9 million, and $0.8 million, respectively.
The weighted-average grant date fair value for 2023, 2022, and 2021 was $42.27, $25.87, and $20.66, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible and continued vesting is approved by the Board of Directors as defined in the Plan. Stock-based compensation expense relating to SARs was $1.3 million in 2023, and $0.9 million in 2022 and 2021, respectively.
The total intrinsic value of stock options exercised during 2023, 2022, and 2021 was $3.6 million, $2.1 million and $1.6 million, respectively.

The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.27%	1.56%	0.57%
Dividend yield	0.4%	0.6%	0.7%
Volatility	39.0%	38.5%	37.6%
Expected lives (in years)	4.5	4.4	4.6
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
Restricted Stock Units (RSUs) - Employees. The Company may grant RSUs to employees of the Company. These units constitute an agreement to deliver shares of common stock to the participant at the end of the vesting period, which is defined at the date of the grant, and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the RSUs is determined on the date of the grant and is amortized over the vesting period. For the 2021 annual employee grant, the vesting period is three years unless the recipient is retirement eligible and continued vesting is approved by the Board of Directors. The 2023 and 2022 annual employee grants vests in three equal annual installments on the anniversary of the grant date.
The fair value of RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2023, 2022, and 2021 was $110.14, $80.96, and $68.62, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $4.6 million in 2023, $3.5 million in 2022, and $3.5 million in 2021. The unamortized compensation cost on the outstanding RSUs was $7.8 million as of December 31, 2023 and is expected to be recognized over a weighted-average period of 24 months. The total fair value of shares that vested during 2023 was $3.6 million, compared to $2.8 million in 2021 and $2.0 million in 2020.

The following table summarizes the stock-settled RSU activity during 2023:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2022	165	$67.31
Granted	71	109.85
Vested	(63)	56.73
Forfeited	(9)	88.25
Outstanding at December 31, 2023	164	$88.36

RSUs - Non-Employee Directors. In 2023, 2022, and 2021, 9,184, 11,120, and 9,904 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs was $105.54, $81.59, and $75.77 in 2023, 2022, and 2021, respectively. The Company recognized $0.9 million of expense related to these awards in 2023 and 2022, respectively compared to $0.8 million of expense in 2021. At December 31, 2023, $0.4 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately five months.
Long-term Incentive Plans. Under the long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2023, 2022, and 2021, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants will be settled in Materion common shares and are equity classified. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.

The following table summarizes the activity related to performance-based RSUs during 2023:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2022	111	$79.31
Granted	48	147.17
Vested	(40)	61.32
Forfeited	(2)	112.57
Outstanding at December 31, 2023	117	$110.19
Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $3.3 million for 2023, $3.6 million for 2022, and $2.2 million for 2021.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. At December 31, 2023, shareholders’ equity included 0.1 million shares related to this plan.
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

The following table summarizes the financial instruments measured at fair value on the Consolidated Balance Sheets at December 31, 2023 and 2022:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial Assets
Deferred compensation investments	$4,899	$4,899	$—	$—
Foreign currency forward contracts	615	—	615	—
Interest rate swaps	6,492		6,492
Precious metal swaps	353	—	353	—
Total	$12,359	$4,899	$7,460	$—
Financial Liabilities
Deferred compensation liability	$4,899	$4,899	$—	$—
Foreign currency forward contracts	1,500	—	1,500	—
Interest rate swaps	1,096		1,096
Precious metal swaps	485	—	485	—
Total	$7,980	$4,899	$3,081	$—
December 31, 2022
Financial Assets
Deferred compensation investments	$3,001	$3,001	$—	$—
Foreign currency forward contracts	1,291	—	1,291	—
Interest rate swaps	7,863		7,863
Precious metal swaps	118	—	118	—
Total	$12,273	$3,001	$9,272	$—
Financial Liabilities
Deferred compensation liability	$3,001	$3,001	$—	$—
Foreign currency forward contracts	1,757	—	1,757	—
Interest rate swaps	—		—
Precious metal swaps	411	—	411	—
Total	$5,169	$3,001	$2,168	$—
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
Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. As noted below, the Company entered into interest rate swaps to hedge the interest rate risk on the fixed rate portion of the Credit Agreement. The net fair value of the interest rate swaps were $5.4 million as of December 31, 2023, and were determined using level 2 inputs. The total of the outstanding amount on the fixed rate debt and the fair value of the interest rate swaps approximate the total fair value of the fixed rate debt as of December 31, 2023.
The carrying values of the other working capital items in the Consolidated Balance Sheets approximate fair values at December 31, 2023 and 2022.
The Company uses derivative contracts to hedge portions of its foreign currency exposures and may also use derivatives to hedge a portion of its precious metal and interest expense fluctuations. The objectives and strategies for using derivatives in these areas are as follows:

Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note N. The swap hedges the change in 1-month SOFR from March 4, 2022 to November 2, 2026. On March 21, 2023, the Company entered into two $50.0 million interest rate swaps to hedge the interest rate risk on the Credit Agreement described in Note N. The swaps hedge the change in 1-month USD-SOFR. The purpose of these hedges is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$23,122	$558	$12,242	$791
Other liabilities and accrued items	25,853	1,180	17,061	1,048
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency losses related to these derivatives of $1.1 million in 2023, compared to $0.2 million of foreign currency gains in 2022.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2023 and 2022:

	December 31, 2023
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,167	$32	$—	$20	$—
Foreign currency forward contracts - euro	23,064	25	—	300	—
Precious metal swaps	15,717	353	—	485	—
Interest rate swaps	200,000	3,658	2,834	—	1,096
Total	$240,948	$4,068	$2,834	$805	$1,096

	December 31, 2022
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,985	$145	$—	$74	$26
Foreign currency forward contracts - euro	25,712	355	—	472	137
Precious metal swaps	8,758	118	—	411	—
Interest rate swaps	100,000	3,114	4,749	—	—
Total	$137,455	$3,732	$4,749	$957	$163

All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2023, 2022, or 2021.
The fair value of derivative contracts recorded in accumulated other comprehensive income (loss) totaled $5.0 million and $7.4 million as of December 31, 2023 and December 31, 2022, respectively. Deferred gains of $4.2 million at December 31, 2023 are expected to be reclassified to earnings within the next 18-month period.
The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for years ended December 31, 2023 and 2022:

(Thousands)		2023	2022
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(35)	$(176)
Precious metal swaps	Cost of sales	301	(126)
Interest rate swaps	Interest expense - net	(4,513)	(250)
Total		$(4,247)	$(552)
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
Some non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. Defense and indemnity costs were less than or equal to the deductible in both 2023 and 2022.
As of December 31, 2023, there were no pending beryllium litigation cases.
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

Based upon currently known facts and assuming collectability of insurance, the Company does not believe that resolution of any potential future beryllium proceedings will have a material adverse effect on the financial condition or cash flow of the Company. However, the Company’s results of operations could be materially affected by unfavorable results in one or more cases.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2023 and 2022 are as follows:

(Thousands)	2023	2022
Reserve balance at beginning of year	$4,470	$4,770
Expensed	566	180
Paid	(480)	(480)
Reserve balance at end of year	$4,556	$4,470
Ending balance recorded in:
Other liabilities and accrued items	$482	$440
Other long-term liabilities	4,074	4,030
The majority of expenses in both 2023 and 2022 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The Company has asset retirement obligations related to its mine in Utah, as well as for certain leased facilities where the Company is contractually obligated to restore the facility back to its original condition at the end of the lease. The following represents a roll forward of the Company's asset retirement obligation liabilities for the years ended December 31, 2023 and 2022:

(Thousands)	2023	2022
Asset retirement obligation at beginning of period	$2,429	$2,231
Accretion expense	185	198
Change in liability	34	$—
Asset retirement obligation at end of period	$2,648	$2,429
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
At December 31, 2023, the Company had outstanding letters of credit totaling $47.0 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters. The majority of the Company's outstanding letters of credit expire in 2023 and are expected to be renewed.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2023 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2023.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2024 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	55
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Shelly M. Chadwick	52	Vice President, Finance and Chief Financial Officer (November 2020-Present); Vice President Finance and Chief Accounting Officer at The Timken Company, a world leader in engineered bearings and power transmission products (November 2016-November 2020)
Gregory R. Chemnitz	66	Vice President, General Counsel and Secretary
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
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2023 Compensation of Non-Employee Directors."

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2023, 2022, and 2021 is submitted herewith:
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

4.3
Amendment No. 1 dated as of January 13, 2023 to Fourth Amended and Restated Credit Agreement dated as of October 27, 2021, by and among Materion Corporation (the “Company”), Materion Netherlands B.V. (the “Dutch Borrower” and, together with the Company, the “Borrowers”), the financial institutions listed on the signature pages hereof and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”), under that certain Fourth Amended and Restated Credit Agreement dated as of October 27, 2021 by and among the Company, the Dutch Borrower, the other Foreign Subsidiary Borrowers from time to time party thereto (filed as Exhibit 4.4 to the Company's 10-K filed on February 16, 2023) incorporated herein by reference.

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

10.15*
Materion and Subsidiaries Management Incentive Plan for the 2022 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.

10.16*
Materion and Subsidiaries Management Incentive Plan for the 2023 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023), incorporated herein by reference.

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

10.20*
Form of 2022 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.

10.21*
Form of 2023 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023), incorporated herein by reference.

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

10.25*
Form of 2023 Performance-Based Restricted Stock Unit Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023), incorporated herein by reference.

10.26*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
10.27*	Form of 2016 Stock Appreciation Rights Agreement (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.28*
Form of 2020 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2020 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2020), incorporated herein by reference.

10.29*
Form of 2021 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2021), incorporated herein by reference.

10.30*
Form of 2023 Appreciation Rights Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023* (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023), incorporated herein by reference.

10.31*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.32*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.33*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.34*
Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217618), incorporated herein by reference.

10.35*
Form of 2020 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2020), incorporated herein by reference.

10.36*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.37*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.38*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.39*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.40*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.41*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.42*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23.1)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.

(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2023.
(97)#	Materion Corporation Compensation Clawback Policy, effective October 2, 2023.

(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
Date:     February 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024
Jugal K. Vijayvargiya

/s/ Shelly M. Chadwick	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2024
Shelly M. Chadwick

*	Director	February 15, 2024
Vinod M. Khilnani

*	Director	February 15, 2024
Emily M. Liggett

*	Director	February 15, 2024
Robert J. Phillippy

*	Director	February 15, 2024
Patrick Prevost

*	Director	February 15, 2024
N. Mohan Reddy

*	Director	February 15, 2024
Craig S. Shular

*	Director	February 15, 2024
Darlene J. S. Solomon

*	Director	February 15, 2024
Robert B. Toth

*	Shelly M. Chadwick, by signing her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Shelly M. Chadwick
Shelly M. Chadwick
February 15, 2024		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(Thousands)
Valuation allowance on deferred tax assets:	2023	2022	2021
Balance at Beginning of Period	$4,935	$4,957	$14,134
Additions:
Charged to Costs and Expenses (1)	2,069	373	497
Charged to Other Accounts(3)	56	—	1,019
Deductions (2)	$(1,089)	$(395)	$(10,693)
Balance at End of Period	$5,971	$4,935	$4,957

(1) Increase in valuation allowance is recorded as a component of the provision for income taxes.
(2) 2021 includes a $6.9 million valuation allowance reversal in the fourth quarter of 2021 and a $3.8 million balance sheet impact to deferred taxes.
(3) Change in foreign currency exchange rates and acquired reserves.