Form 10-Q
period 2024-03-29
MATERION Corp
filed 2024-05-02
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at March 29, 2024: 20,730,895.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	March 29, 2024	March 31, 2023
Net sales	$385,287	$442,526
Cost of sales	314,075	351,190
Gross margin	71,212	91,336
Selling, general, and administrative expense	35,844	40,336
Research and development expense	7,142	7,621
Restructuring expense (income)	1,620	664
Other—net	4,357	5,775
Operating profit	22,249	36,940
Other non-operating income—net	(643)	(730)
Interest expense—net	8,279	7,502
Income before income taxes	14,613	30,168
Income tax expense	1,204	4,580
Net income	$13,409	$25,588
Basic earnings per share:
Net income per share of common stock	$0.65	$1.24
Diluted earnings per share:
Net income per share of common stock	$0.64	$1.23
Weighted-average number of shares of common stock outstanding:
Basic	20,679	20,566
Diluted	20,973	20,887

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	March 29,	March 31,
(Thousands)	2024	2023
Net income	$13,409	$25,588
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,460)	2,689
Derivative and hedging activity, net of tax	2,260	(2,339)
Pension and post-employment benefit adjustment, net of tax	(173)	(67)
Other comprehensive loss	(2,373)	283
Comprehensive income	$11,036	$25,871

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 29,	Dec. 31,
(Thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$13,104	$13,294
Accounts receivable, net	188,282	192,747
Inventories, net	466,574	441,597
Prepaid and other current assets	71,748	61,744
Total current assets	739,708	709,382
Deferred income taxes	4,751	4,908
Property, plant, and equipment	1,304,336	1,281,622
Less allowances for depreciation, depletion, and amortization	(779,893)	(766,939)
Property, plant, and equipment, net	524,443	514,683
Operating lease, right-of-use assets	62,055	57,645
Intangible assets, net	129,053	133,571
Other assets	25,231	21,664
Goodwill	319,943	320,873
Total Assets	$1,805,184	$1,762,726
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$46,569	$38,597
Accounts payable	134,542	125,663
Salaries and wages	16,030	25,912
Other liabilities and accrued items	40,602	45,773
Income taxes	2,079	5,207
Unearned revenue	14,793	13,843
Total current liabilities	254,615	254,995
Other long-term liabilities	13,304	13,300
Operating lease liabilities	59,887	53,817
Finance lease liabilities	13,242	13,744
Retirement and post-employment benefits	25,431	26,334
Unearned income	95,978	103,983
Long-term income taxes	3,686	3,815
Deferred income taxes	20,408	20,109
Long-term debt	428,710	387,576
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at March 29 and December 31)	324,492	309,492
Retained earnings	865,038	854,334
Common stock in treasury	(256,268)	(237,746)
Accumulated other comprehensive loss	(49,321)	(46,948)
Other equity	5,982	5,921
Total shareholders' equity	889,923	885,053
Total Liabilities and Shareholders’ Equity	$1,805,184	$1,762,726

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(Thousands)	2024	2023
Cash flows from operating activities:
Net income	$13,409	$25,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	16,185	15,092
Amortization of deferred financing costs in interest expense	429	424
Stock-based compensation expense (non-cash)	2,495	2,250
Deferred income tax (benefit) expense	(253)	(52)
Changes in assets and liabilities:
Accounts receivable	2,729	7,538
Inventory	(26,539)	(12,081)
Prepaid and other current assets	(10,274)	(2,865)
Accounts payable and accrued expenses	(5,194)	(1,904)
Unearned revenue	(5,860)	254
Interest and taxes payable	(3,294)	657
Unearned income due to customer prepayments	—	7,724
Other-net	2,362	(4,520)
Net cash (used in) provided by operating activities	(13,805)	38,105
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(21,314)	(30,014)
Payments for mine development	(5,333)	—
Proceeds from sale of property, plant, and equipment	348	212
Net cash used in investing activities	(26,299)	(29,802)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreement, net	56,779	4,600
Repayment of debt	(7,586)	(3,907)
Principal payments under finance lease obligations	(191)	(799)
Cash dividends paid	(2,692)	(2,571)
Payments of withholding taxes for stock-based compensation awards	(6,013)	(3,614)
Net cash provided by financing activities	40,297	(6,291)
Effects of exchange rate changes	(383)	130
Net change in cash and cash equivalents	(190)	2,142
Cash and cash equivalents at beginning of period	13,294	13,101
Cash and cash equivalents at end of period	$13,104	$15,243

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053
Net income	—	—	—	13,409	—	—	—	13,409
Other comprehensive loss	—	—	—	—	—	(2,373)	—	(2,373)
Cash dividends declared ($0.13 per share)	—	—	—	(2,692)	—	—	—	(2,692)
Stock-based compensation activity	130	(130)	14,969	(13)	(12,461)	—	—	2,495
Payments of withholding taxes for stock-based compensation awards	(45)	45	—	—	(6,013)	—	—	(6,013)
Directors’ deferred compensation	—	—	31	—	(48)	—	61	44
Balance at March 29, 2024	20,731	6,417	$324,492	$865,038	$(256,268)	$(49,321)	$5,982	$889,923

Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990
Net income	—	—	—	25,588	—	—	—	25,588
Other comprehensive loss	—	—	—	—	—	283	—	283
Cash dividends declared ($0.125 per share)	—	—	—	(2,571)	—	—	—	(2,571)
Stock-based compensation activity	98	(98)	9,675	(14)	(7,411)	—	—	2,250
Payments of withholding taxes for stock-based compensation awards	(33)	33	—	—	(3,614)	—	—	(3,614)
Directors’ deferred compensation	1	(1)	27	—	(17)	—	58	68
Balance at March 31, 2023	20,609	6,539	$297,802	$792,421	$(231,906)	$(41,626)	$5,303	$821,994

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2023 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards:
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)”. This ASU updates current reportable segment disclosure requirements to require disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU will be effective for the annual period ending December 31, 2024. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
In December 2023, the FASB issued ASU No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)”. This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
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

Electronic Materials produces advanced chemicals, microelectric packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms and high temperature braze materials.

Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.

The Other reportable segment includes unallocated corporate costs and assets.

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the first quarter of 2024 and 2023:

(Thousands)	Three months ended March 29, 2024	Three months ended March 31, 2023
Net sales:
Performance Materials (1)	$168,646	$187,014
Electronic Materials(1)	191,971	228,820
Precision Optics	24,670	26,692
Other	—	—
Net sales	$385,287	$442,526
Segment EBITDA:
Performance Materials	$30,676	$42,770
Electronic Materials	14,352	13,955
Precision Optics	(252)	2,692
Other	(5,699)	(6,655)
Total Segment EBITDA	$39,077	$52,762
Income tax expense	1,204	4,580
Interest expense - net	8,279	7,502
Depreciation, depletion and amortization	16,185	15,092
Net income	$13,409	$25,588
(1) Excludes inter-segment sales of $1.5 million for the first quarter of 2024 and $3.1 million for the first quarter of 2023 for Electronic Materials. Inter-segment sales are eliminated in consolidation.

The following table disaggregates revenue for each segment by end market for the first quarter of 2024 and 2023:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Quarter 2024
End Market
Semiconductor	$2,662	$156,424	$325	$—	$159,411
Industrial	27,136	9,498	6,824	—	43,458
Aerospace and defense	41,571	1,608	5,875	—	49,054
Consumer electronics	11,056	110	3,116	—	14,282
Automotive	17,890	1,232	2,188	—	21,310
Energy	8,317	16,945	—	—	25,262
Telecom and data center	12,782	24	—	—	12,806
Other	47,232	6,130	6,342	—	59,704
Total	$168,646	$191,971	$24,670	$—	$385,287

First Quarter 2023
End Market
Semiconductor	$2,590	$180,616	$911	$—	$184,117
Industrial	38,674	12,969	8,733	—	60,376
Aerospace and defense	30,358	2,077	4,648	—	37,083
Consumer electronics	9,356	187	3,255	—	12,798
Automotive	25,493	1,501	2,608	—	29,602
Energy	13,468	24,951	—	—	38,419
Telecom and data center	16,126	13	—	—	16,139
Other	50,949	6,506	6,537	—	63,992
Total	$187,014	$228,820	$26,692	$—	$442,526

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at March 29, 2024. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at March 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $57.9 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	March 29, 2024	December 31, 2023	$ change	% change
Accounts receivable, trade	$189,110	$193,345	$(4,235)	(2)%
Unbilled receivables	32,991	29,524	3,467	12%
Unearned revenue	14,793	13,843	950	7%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the first three months of 2024.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables. Unbilled receivables are included within the prepaid and other current assets line item on the Consolidated Balance Sheet.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $6.9 million of the December 31, 2023 unearned amounts as revenue during the first three months of 2024.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Restructuring

The Company implemented various restructuring initiatives across the Performance Materials, Electronic Materials and Precision Optics segments to improve operational efficiency during the first three months of 2024 and 2023. This resulted in severance and related costs of approximately $1.6 million during the three months ended March 29, 2024 and $0.7 million during the three months ended March 31, 2023. Of the $1.6 million, approximately $0.9 million of those severance costs were paid as of March 29, 2024.

Note E — Other-net

Other-net for the first quarter of 2024 and 2023 is summarized as follows:

	First Quarter Ended
	March 29,	March 31,
(Thousands)	2024	2023
Amortization of intangible assets	$2,847	$3,121
Metal consignment fees	2,023	2,929
Foreign currency loss (gain)	433	(208)
Other items	(946)	(67)
Total	$4,357	$5,775

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note F — Income Taxes

The Company's effective tax rate for the first quarter of 2024 and 2023 was 8.2% and 15.2%, respectively. The effective tax rate for the first quarter of 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign derived intangible income deduction, and excess tax benefits from stock-based compensation awards. The effective tax rate for the first quarter of 2024 and 2023 included a net discrete income tax benefit of $1.2 million and $0.5 million, respectively, primarily related to excess tax benefits from stock-based compensation awards.

Government Tax Credits

Pursuant to The Inflation Reduction Act of 2022 (IRA), the Company is eligible for the Advanced Manufacturing Production Credit (“production credit”) beginning in 2023. The production credit provides an annual cash benefit for a portion of the production costs for the sale of certain critical minerals produced in the U.S. and sold during the year. On December 15, 2023, the U.S. Treasury Department published proposed regulations on the production credit that include clarifying guidance regarding the definition of production costs in the computation of the production credit. Although the proposed guidance is not authoritative and is subject to change in the regulatory review process, the guidance indicates that the Treasury Department may implement a narrower definition of eligible production costs in the final regulations. The ultimate amount of the benefit that the Company is entitled to receive in connection with the production credit will depend on the final regulations issued on the production credit.

The Company records the production credit as a reduction in cost of goods sold as the applicable items are produced and sold. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. Our accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. We recognize the benefit of the production credits by applying IAS 20 in pretax income on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate.

Pillar Two

The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax, commonly referred to as Pillar Two. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The Company continues to evaluate the Pillar Two rules but does not expect Pillar Two to have a significant impact on its effective tax rate or consolidated results of operations, financial position, and cash flows.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 29,	March 31,
(Thousands, except per share amounts)	2024	2023
Numerator for basic and diluted EPS:
Net income (loss)	$13,409	$25,588
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,679	20,566
Effect of dilutive securities:
Stock appreciation rights	93	103
Restricted stock units	91	105
Performance-based restricted stock units	110	113
Diluted potential common shares	294	321
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,973	20,887
Basic EPS	$0.65	$1.24
Diluted EPS	$0.64	$1.23
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 71,285 and 17,902 for the quarters ended March 29, 2024 and March 31, 2023, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 29,	December 31,
(Thousands)	2024	2023
Raw materials and supplies	$138,049	$117,693
Work in process	263,352	268,717
Finished goods	65,173	55,187
Inventories, net	$466,574	$441,597

The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $332.1 million and $351.5 million as of March 29, 2024 and December 31, 2023, respectively.

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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. In 2023 the Company received the remaining prepayment related to this amendment, the total of which approximated $38.6 million.

As of March 29, 2024 and December 31, 2023, $77.9 million and $84.7 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of March 29, 2024 $7.5 million of the prepayments are classified as Unearned revenue.
Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit (income)/cost for the first quarter of 2024 and 2023 for the pension plans as shown below. The Pension Benefits columns aggregate defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits columns include the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands)	2024	2023	2024	2023
Components of net periodic benefit (income) cost
Service cost	$268	$222	$12	$13
Interest cost	1,907	1,973	58	68
Expected return on plan assets	(2,530)	(2,439)	—	—
Amortization of prior service cost (benefit)	(21)	(23)	—	(139)
Amortization of net loss (gain)	32	(81)	(87)	(95)
Total net benefit (income) cost	$(344)	$(348)	$(17)	$(153)
The Company did not make any contributions to its defined benefit plan in the first quarter of 2024 or 2023.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2024 and 2023 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive income (loss) before reclassifications	665	3,840	(333)	4,172	—	(4,460)	(288)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,262)	26	(1,236)	(111)	—	(1,347)
Net current period other comprehensive (loss) income before tax	665	2,578	(307)	2,936	(111)	(4,460)	(1,635)
Deferred taxes	153	593	(70)	676	62	—	738
Net current period other comprehensive (loss) income after tax	512	1,985	(237)	2,260	(173)	(4,460)	(2,373)
Balance at March 29, 2024	$1,713	$6,141	$(336)	$7,518	$(48,831)	$(8,008)	$(49,321)

Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive (loss) income before reclassifications	(67)	(1,703)	(475)	(2,245)	—	2,689	444
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	(782)	25	(792)	(338)	—	(1,130)
Net current period other comprehensive (loss) income before tax	(102)	(2,485)	(450)	(3,037)	(338)	2,689	(686)
Deferred taxes	(24)	(571)	(103)	(698)	(271)	—	(969)
Net current period other comprehensive (loss) income after tax	(78)	(1,914)	(347)	(2,339)	(67)	2,689	283
Balance at March 31, 2023	$1,165	$4,141	$(570)	$4,736	$(40,295)	$(6,067)	$(41,626)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.6 million and $2.4 million in the first quarter of 2024 and 2023, respectively.
The Company granted 36,919 SARs to certain employees during the first quarter of 2024. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended March 29, 2024 were $135.58 and $50.46, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	4.17%
Dividend yield	0.38%
Volatility	38.3%
Expected term (in years)	4.6
The Company granted 37,466 stock-settled RSUs to certain employees during the first quarter of 2024. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $135.57 for stock-settled RSUs granted to employees during the three months ended March 29, 2024. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2024. The weighted-average fair value of the stock-settled PRSUs was $169.26 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 29, 2024, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $25.5 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 29, 2024 and December 31, 2023:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2024	2023	2024	2023	2024	2023	2024	2023
Financial Assets
Deferred compensation investments	$5,683	$4,899	$5,683	$4,899	$—	$—	$—	$—
Foreign currency forward contracts	1,644	615	—	—	1,644	615	—	—
Interest rate swaps	8,120	6,492	—	—	8,120	6,492	—	—
Precious metal swaps	—	353	—	—	—	353	—	—
Total	$15,447	$12,359	$5,683	$4,899	$9,764	$7,460	$—	$—
Financial Liabilities
Deferred compensation liability	$5,683	$4,899	$5,683	$4,899	$—	$—	$—	$—
Foreign currency forward contracts	809	1,500	—	—	809	1,500	—	—
Interest rate swaps	146	1,096	—	—	146	1,096		—
Precious metal swaps	439	485	—	—	439	485	—	—
Total	$7,077	$7,980	$5,683	$4,899	$1,394	$3,081	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 29, 2024 and December 31, 2023. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of March 29, 2024 and December 31, 2023:

	March 29, 2024		December 31, 2023
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$32,563	$1,216	$23,122	$558
Other liabilities and accrued items	29,042	783	25,853	1,180
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.4 million of foreign currency gains and $0.2 million of foreign currency losses related to derivatives in the first quarter of 2024 and 2023, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and the balance sheet classification as of March 29, 2024 and December 31, 2023:

	March 29, 2024
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,427	$120	$—	$3	$—
Foreign currency forward contracts - euro	19,287	308	—	23	—
Precious metal swaps	3,640	—	—	439	—
Interest rate swaps	200,000	4,709	3,411	—	146
Total	$225,354	$5,137	$3,411	$465	$146

	December 31, 2023
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$2,167	$32	$—	$20	$—
Foreign currency forward contracts - euro	23,064	25	—	300	—
Precious metal swaps	15,717	353	—	485	—
Interest rate swaps	200,000	3,658	2,834	—	1,096
Total	$240,948	$4,068	$2,834	$805	$1,096
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $4.7 million of gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At March 29, 2024, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income related to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the first quarter of 2024 and 2023:

		First Quarter Ended
(Thousands)		March 29, 2024	March 31, 2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$—	$(35)
Precious metal swaps	Cost of sales	26	25
Interest rate swap	Interest expense - net	(1,262)	(782)
Total		$(1,236)	$(792)

Note O — Contingencies

Legal Proceedings. The Company is party to several pending legal proceedings and claims arising in the normal course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matters. To the extent there is a reasonable possibility that the losses could exceed any amounts accrued, the Company will adjust the accrual in the period the determination is made, disclose an estimate of the

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.5 million and $4.6 million at March 29, 2024 and December 31, 2023, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note P — Debt

(Thousands)	March 29, 2024	December 31, 2023
Borrowings under Credit Agreement	$197,750	$149,250
Borrowings under the Term Loan Facility	262,500	270,000
Overdraft Sweep Facility	6,371	3,825
Foreign debt	11,231	5,918
Total debt outstanding	477,852	428,993
Current portion of long-term debt	(46,569)	(38,597)
Gross long-term debt	431,283	390,396
Unamortized deferred financing fees	(2,573)	(2,820)
Long-term debt	$428,710	$387,576

As of March 29, 2024 and December 31, 2023, the Company had $197.8 million outstanding at an average interest rate of 6.92% and $149.3 million outstanding at an average interest rate of 6.96%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of March 29, 2024 was $130.2 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 29, 2024.

The balance outstanding on the term loan facility as of March 29, 2024 and December 31, 2023 was $262.5 million and $270.0 million, respectively.

At both March 29, 2024 and December 31, 2023, there was $47.0 million outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	March 29,	March 31,	$	%
(Thousands, except per share data)	2024	2023	Change	Change
Net sales	$385,287	$442,526	$(57,239)	(13)%
Value-added sales	257,848	298,558	(40,710)	(14)%
Gross margin	71,212	91,336	(20,124)	(22)%
Gross margin as a % of value-added sales	28%	31%
Selling, general, and administrative (SG&A) expense	35,844	40,336	(4,492)	(11)%
SG&A expense as a % of value-added sales	14%	14%
Research and development (R&D) expense	7,142	7,621	(479)	(6)%
R&D expense as a % of value-added sales	3%	3%
Restructuring (income) expense	1,620	664	956	144%
Other—net	4,357	5,775	(1,418)	(25)%
Operating profit	22,249	36,940	(14,691)	(40)%
Other non-operating (income)—net	(643)	(730)	87	(12)%
Interest expense—net	8,279	7,502	777	10%
Income before income taxes	14,613	30,168	(15,555)	(52)%
Income tax expense (benefit)	1,204	4,580	(3,376)	(74)%
Net income	$13,409	$25,588	$(12,179)	(48)%

Diluted earnings per share	$0.64	$1.23	$(0.59)	(48)%
NM = Not Meaningful

Net sales of $385.3 million in the first quarter of 2024 decreased $57.2 million from $442.5 million in the first quarter of 2023. Volume decreases in the semiconductor (13%), industrial (28%), energy (34%) and automotive (28%) end markets were partially offset by volume increases in the aerospace and defense end market (32%). See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices favorably impacted net sales during the first quarter of 2024 by $3.7 million.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $257.8 million in the first quarter of 2024 decreased $40.7 million, or 14%, compared to the first quarter of 2023. The decrease was driven by volume decrease in the semiconductor (25%), industrial (29%), energy (36%) and automotive (32%) end markets partially off set by a volume increase in the aerospace and defense (41%) end market.

Gross margin in the first quarter of 2024 was $71.2 million, a decrease of 22% compared to the first quarter of 2023. Gross margin expressed as a percentage of value-added sales decreased to 28% in the first quarter of 2024 from 31% in the first quarter of 2023. Gross margin decreased from the prior year primarily due to impact of lower volumes and related unabsorbed costs. Additionally, gross margin was unfavorably impacted by higher pre-production costs associated with the expansion of the new wide area clad facility.

SG&A expense was $35.8 million in the first quarter of 2024, compared to $40.3 million in the first quarter of 2023. The decrease in SG&A expense was primarily due to various cost savings initiatives implemented throughout 2023 and during the first quarter of 2024. Expressed as a percentage of value-added sales, SG&A expense was 14% in both the first quarter of 2024 and 2023.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D spend was 3% of value-added sales in both the first quarter of 2024 and 2023.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first quarter of 2024, we recorded a combined total of $1.6 million of restructuring charges across all segments, compared to $0.7 million of restructuring charges in the first quarter of 2023 recorded in our Electronic Materials and Precision Optics segments.

Other-net was $4.4 million of expense in the first quarter of 2024, or a $1.4 million decrease from the first quarter of 2023, primarily driven by a $0.9 million decrease in metal consignment fees. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $8.3 million and $7.5 million in the first quarter of 2024 and 2023, respectively. The increase in interest expense is primarily due to an increase in interest rates compared to the prior year period.

Income tax expense for the first quarter of 2024 was expense of $1.2 million, compared to $4.6 million in the first quarter of 2023. The effective tax rate for the first quarter of 2024 and 2023 was 8.2% and 15.2%, respectively. The effective tax rate for the first quarter of 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign derived intangible income deduction, and excess tax benefits from stock-based compensation awards. See Note F to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2024 and 2023 is as follows:

	First Quarter Ended
	March 29,	March 31,
(Thousands)	2024	2023
Net sales
Performance Materials	$168,646	$187,014
Electronic Materials	191,971	228,820
Precision Optics	24,670	26,692
Other	—	—
Total	$385,287	$442,526

Less: pass-through metal costs
Performance Materials	$13,072	$19,004
Electronic Materials	114,341	124,942
Precision Optics	26	22
Other	—	—
Total	$127,439	$143,968

Value-added sales
Performance Materials	$155,574	$168,010
Electronic Materials	77,630	103,878
Precision Optics	24,644	26,670
Other	—	—
Total	$257,848	$298,558
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

Performance Materials
First Quarter

	First Quarter Ended
	March 29,	March 31,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$168,646	$187,014	$(18,368)	(10)%
Value-added sales	155,574	168,010	(12,436)	(7)%
EBITDA	30,676	42,770	(12,094)	(28)%
Net sales from the Performance Materials segment of $168.6 million in the first quarter of 2024 decreased 10% compared to net sales of $187.0 million in the first quarter of 2023. The decrease in sales was due to lower volume in the industrial (30%) and automotive (30%) end markets, partially offset by a volume increase in the aerospace and defense end market (37%).
Value-added sales of $155.6 million in the first quarter of 2024 were 7% lower than value-added sales of $168.0 million in the first quarter of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $30.7 million in the first quarter of 2024 compared to $42.8 million in the first quarter of 2023. The decrease in EBITDA was primarily driven by the impact of lower volumes and related unabsorbed costs. Additionally, EBITDA was unfavorably impacted by higher pre-production costs associated with the production ramp of the new wide area clad facility.

Electronic Materials
First Quarter

	First Quarter Ended
	March 29,	March 31,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$191,971	$228,820	$(36,849)	(16)%
Value-added sales	77,630	103,878	(26,248)	(25)%
EBITDA	14,352	13,955	397	3%
Net sales from the Electronic Materials segment of $192.0 million in the first quarter of 2024 decreased 16% from net sales of $228.8 million in the first quarter of 2023. The decrease in net sales was primarily due to lower sales volumes in the semiconductor (13%) and energy (32%) end markets. Additionally, pass-through metal pricing increased net sales by $4.3 million compared to the first quarter of 2023.
Value-added sales of $77.6 million in the first quarter of 2024 were 25% lower than value-added sales of $103.9 million in the first quarter of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Electronic Materials segment was $14.4 million in the first quarter of 2024 compared to $14.0 million in the first quarter of 2023. Despite the impact of decreased sales volumes, EBITDA increased slightly as a result of favorable product mix and various targeted cost control initiatives implemented throughout 2023 and during the first quarter of 2024.

Precision Optics
First Quarter

(Thousands)	First Quarter Ended
	March 29,	March 31,	$	%
	2024	2023	Change	Change
Net sales	$24,670	$26,692	$(2,022)	(8)%
Value-added sales	24,644	26,670	(2,026)	(8)%
EBITDA	(252)	2,692	(2,944)	(109)%
Net sales from the Precision Optics segment of $24.7 million in the first quarter of 2024 decreased 8% compared to net sales of $26.7 million in the first quarter of 2023. The decrease was primarily due to lower sales volumes in the industrial end market (22%).
Value-added sales of $24.6 million in the first quarter of 2024 decreased 8% compared to value-added sales of $26.7 million in the first quarter of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was a loss of $0.3 million in the first quarter of 2024, compared to EBITDA of $2.7 million in the first quarter of 2023. The decrease in EBITDA was primarily driven by the impact of lower sales volumes and unfavorable mix.

Other
First Quarter

(Thousands)	First Quarter Ended
	March 29,	March 31,	$	%
	2024	2023	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(5,699)	(6,655)	956	(14)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $5.7 million in the first quarter of 2024 compared to $6.7 million in the first quarter of 2023. Corporate costs were 2% of Company-wide value-added sales in the first quarter of 2024 and 2023. The decrease in corporate costs in the first quarter of 2024 compared to the first quarter of 2023 is the result of various targeted cost control initiatives implemented throughout 2023 and during the first quarter of 2024

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 29,	March 31,	$
(Thousands)	2024	2023	Change
Net cash (used in) provided by operating activities	$(13,805)	$38,105	$(51,910)
Net cash used in investing activities	(26,299)	(29,802)	3,503
Net cash provided by financing activities	40,297	(6,291)	46,588
Effects of exchange rate changes	(383)	130	(513)
Net change in cash and cash equivalents	$(190)	$2,142	$(2,332)
Net cash used in operating activities totaled $13.8 million in the first three months of 2024 compared to net cash provided by operating activities of $38.1 million in the prior-year period. The decrease in operating cash flow was driven by lower earnings as well as unfavorable working capital usage. Working capital requirements used cash of $29.0 million in the first quarter of 2024 compared to $6.4 million in the first quarter of 2023 compared. The increase in cash used for working capital was primarily due to increased inventory levels as a result of the ramp for aerospace and defense projects as well as the second phase of the clad strip project. Additionally, the Company received $7.7 million of customer prepayments in the first quarter of 2023, and none in the first quarter of 2024.
Net cash used in investing activities was $26.3 million in the first quarter of 2024 compared to $29.8 million in the prior-year period. The decrease in cash used in investing activities is due to timing of capital expenditures, partially offset by outflow for mine development in the first quarter of 2024.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2024, the Company expects payments for property, plant, and equipment to be approximately $90 million.
Net cash provided by financing activities totaled $40.3 million in the first three months of 2024 compared to net cash used in financing activities of $6.3 million in the prior-year period. The net financing cash inflow in 2024 was primarily due financing used to support ongoing business growth.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2023 Annual Report on Form 10-K.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At March 29, 2024, cash and cash equivalents held by our foreign operations totaled $12.5 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of March 29, 2024 and December 31, 2023 is as follows:

	March 29,	December 31,
(Thousands)	2024	2023
Cash and cash equivalents	$13,104	$13,294
Total outstanding debt	475,279	426,173
Net debt	$(462,175)	$(412,879)
Available borrowing capacity	$130,236	$178,734
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
In January 2023, we amended the agreement governing our $375.0 million revolving credit facility and term loan (Credit Agreement). Pursuant to the amendment, we transitioned U.S. dollar denominated borrowings from LIBOR to SOFR for both the revolving credit agreement and the term loan and increased the cap on precious metals consignment line from $550 million to $615 million.
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of March 29, 2024 and December 31, 2023. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $282.7 million as of March 29, 2024, compared to $263.5 million as of December 31, 2023. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the first quarter of 2024. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.
We paid cash dividends of $2.7 million on our common stock in the first quarter of 2024. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $332.1 million and $351.5 million as of March 29, 2024 and December 31, 2023, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of March 29, 2024. For additional information on our contractual and other obligations, refer to our 2023 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the conflict between Russia and Ukraine; realization of financial benefits expected from the Inflation Reduction Act of 2022; and the risk factors set forth in Part 1, Item 1A of the Company's 2023 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2023 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 29, 2024 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 29, 2024.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety, and environmental claims, and employment-related actions.

The information presented in the Legal Proceedings section of Note O ("Contingencies") of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 29, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through February 2, 2024	—	$—	—	$8,316,239
February 3 through March 1, 2024	—	—	—	8,316,239
March 2 through March 29, 2024	—	—	—	8,316,239
Total	—	$—	—	$8,316,239

(1)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended March 29, 2024 we did not repurchase any shares under this program. As of March 29, 2024 $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information
During the quarter ended March 29, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

10.1	Materion and Subsidiaries Management Incentive Plan for the 2024 Plan Year*
10.2	Form of 2024 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2024*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 29, 2024*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: May 2, 2024
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)