Form 10-Q
period 2024-06-28
MATERION Corp
filed 2024-08-06
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at June 28, 2024: 20,747,039.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(Thousands, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$425,866	$398,551	$811,153	$841,076
Cost of sales	345,007	309,496	659,082	660,685
Gross margin	80,859	89,055	152,071	180,391
Selling, general, and administrative expense	33,601	38,911	69,445	79,247
Research and development expense	7,702	7,154	14,844	14,776
Restructuring expense (income)	3,048	1,454	4,668	2,118
Other—net	4,446	6,192	8,803	11,966
Operating profit	32,062	35,344	54,311	72,284
Other non-operating income—net	(640)	(726)	(1,283)	(1,456)
Interest expense—net	8,802	7,641	17,081	15,142
Income before income taxes	23,900	28,429	38,513	58,598
Income tax expense	4,864	4,347	6,068	8,928
Net income	$19,036	$24,082	$32,445	$49,670
Basic earnings per share:
Net income per share of common stock	$0.92	$1.17	$1.57	$2.41
Diluted earnings per share:
Net income per share of common stock	$0.91	$1.15	$1.55	$2.38
Weighted-average number of shares of common stock outstanding:
Basic	20,741	20,625	20,710	20,596
Diluted	20,914	20,896	20,937	20,892

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands)	2024	2023	2024	2023
Net income	$19,036	$24,082	$32,445	$49,670
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,089)	(743)	(5,549)	1,946
Derivative and hedging activity, net of tax	(414)	3,180	1,846	841
Pension and post-employment benefit adjustment, net of tax	(63)	(254)	(236)	(321)
Other comprehensive income (loss)	(1,566)	2,183	(3,939)	2,466
Comprehensive income	$17,470	$26,265	$28,506	$52,136

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 28,	Dec. 31,
(Thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$17,098	$13,294
Accounts receivable, net	185,244	192,747
Inventories, net	462,963	441,597
Prepaid and other current assets	73,811	61,744
Total current assets	739,116	709,382
Deferred income taxes	4,782	4,908
Property, plant, and equipment	1,321,083	1,281,622
Less allowances for depreciation, depletion, and amortization	(793,008)	(766,939)
Property, plant, and equipment, net	528,075	514,683
Operating lease, right-of-use assets	60,217	57,645
Intangible assets, net	126,015	133,571
Other assets	25,922	21,664
Goodwill	319,752	320,873
Total Assets	$1,803,879	$1,762,726
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$38,765	$38,597
Accounts payable	117,269	125,663
Salaries and wages	13,487	25,912
Other liabilities and accrued items	40,571	45,773
Income taxes	1,533	5,207
Unearned revenue	15,857	13,843
Total current liabilities	227,482	254,995
Other long-term liabilities	12,486	13,300
Operating lease liabilities	58,124	53,817
Finance lease liabilities	13,005	13,744
Retirement and post-employment benefits	25,226	26,334
Unearned income	89,418	103,983
Long-term income taxes	3,696	3,815
Deferred income taxes	21,367	20,109
Long-term debt	445,990	387,576
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both June 28th and December 31st)	328,836	309,492
Retained earnings	881,284	854,334
Common stock in treasury	(258,583)	(237,746)
Accumulated other comprehensive loss	(50,887)	(46,948)
Other equity	6,435	5,921
Total shareholders' equity	907,085	885,053
Total Liabilities and Shareholders’ Equity	$1,803,879	$1,762,726

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(Thousands)	2024	2023
Cash flows from operating activities:
Net income	$32,445	$49,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	32,698	31,444
Amortization of deferred financing costs in interest expense	857	855
Stock-based compensation expense (non-cash)	5,334	5,042
Deferred income tax expense (benefit)	926	(166)
Changes in assets and liabilities:
Accounts receivable	5,274	26,886
Inventory	(24,312)	(36,451)
Prepaid and other current assets	(12,494)	1,210
Accounts payable and accrued expenses	(20,863)	(10,583)
Unearned revenue	(10,340)	(9,222)
Interest and taxes payable	(3,906)	(1,441)
Unearned income due to customer prepayments	—	15,061
Other-net	858	(1,783)
Net cash provided by operating activities	6,477	70,522
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(38,412)	(59,469)
Payments for mine development	(10,375)	(3,617)
Proceeds from sale of property, plant, and equipment	527	409
Net cash used in investing activities	(48,260)	(62,677)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities, net	73,649	15,151
Repayment of long-term debt	(15,172)	(7,743)
Principal payments under finance lease obligations	(382)	(1,117)
Cash dividends paid	(5,493)	(5,254)
Payments of withholding taxes for stock-based compensation awards	(6,402)	(4,872)
Net cash provided by/(used in) financing activities	46,200	(3,835)
Effects of exchange rate changes	(613)	(537)
Net change in cash and cash equivalents	3,804	3,473
Cash and cash equivalents at beginning of period	13,294	13,101
Cash and cash equivalents at end of period	$17,098	$16,574

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at March 29, 2024	20,731	6,417	$324,492	$865,038	$(256,268)	$(49,321)	$5,982	$889,923
Net income	—	—	—	19,036	—	—	—	19,036
Other comprehensive income	—	—	—	—	—	(1,566)	—	(1,566)
Cash dividends declared ($0.135 per share)	—	—	—	(2,801)	—	—	—	(2,801)
Stock-based compensation activity	19	(19)	4,315	11	(1,487)	—	—	2,839
Payments of withholding taxes for stock-based compensation awards	(4)	4	—	—	(389)	—	—	(389)
Directors’ deferred compensation	1	(1)	29	—	(439)	—	453	43
Balance at June 28, 2024	20,747	6,401	$328,836	$881,284	$(258,583)	$(50,887)	$6,435	$907,085

Balance at March 31, 2023	20,609	6,539	$297,802	$792,421	$(231,906)	$(41,626)	$5,303	$821,994
Net income	—	—	—	24,082	—	—	—	24,082
Other comprehensive income	—	—	—	—	—	2,183	—	2,183
Cash dividends declared ($0.130 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Stock-based compensation activity	40	(40)	5,567	(27)	(2,748)	—	—	2,792
Payments of withholding taxes for stock-based compensation awards	(12)	12	—	—	(1,258)	—	—	(1,258)
Directors’ deferred compensation	—	—	21	—	(511)	—	503	13
Balance at June 30, 2023	20,637	6,511	$303,390	$813,793	$(236,423)	$(39,443)	$5,806	$847,123

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)		$(46,948)	$5,921	$885,053
Net income	—	—	—	32,445	—			—	32,445
Other comprehensive loss	—	—	—	—	—		(3,939)	—	(3,939)
Cash dividends declared ($0.265 per share)	—	—		(5,493)	—		—	—	(5,493)
Stock-based compensation activity	149	(149)	19,284	(2)	(13,948)	—		—	5,334
Payments of withholding taxes for stock-based compensation awards	(49)	49	—	—	(6,402)		—	—	(6,402)
Directors’ deferred compensation	1	(1)	60	—	(487)		—	514	87
Balance at June 28, 2024	20,747	6,401	$328,836	$881,284	$(258,583)		$(50,887)	$6,435	$907,085

Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)		$(41,909)	$5,245	$799,990
Net income	—	—	—	49,670	—		—	—	49,670
Other comprehensive loss	—	—	—	—	—		2,466	—	2,466
Cash dividends declared ($0.255 per share)	—	—	—	(5,254)	—		—	—	(5,254)
Stock-based compensation activity	138	(138)	15,242	(41)	(10,159)		—	—	5,042
Payments of withholding taxes for stock-based compensation awards	(45)	45	—	—	(4,872)		—	—	(4,872)
Directors’ deferred compensation	1	(1)	48	—	(528)		—	561	81
Balance at June 30, 2023	20,637	6,511	$303,390	$813,793	$(236,423)		$(39,443)	$5,806	$847,123

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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations, cash flows or financial position. Specifically, the net sales related to the previously disclosed precision clad strip project have been reclassified from the other end market to the consumer electronics end market within Note B.
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

Electronic Materials produces advanced chemicals, microelectric packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, high temperature and braze materials.

Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.

The Other reportable segment includes unallocated corporate costs and assets.

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the second quarter and first six months of 2024 and 2023:

(Thousands)	Second Quarter 2024	Second Quarter 2023	First Six Months Ended 2024	First Six Months Ended 2023
Net sales:
Performance Materials(1)	$187,513	$182,771	$356,158	$369,785
Electronic Materials(1)	212,687	190,730	404,658	419,549
Precision Optics	25,666	25,050	50,337	51,742
Other	—	—	—	—
Net sales	425,866	398,551	811,153	841,076
Segment EBITDA:
Performance Materials	$40,415	$44,925	$71,091	$87,695
Electronic Materials	13,456	13,394	27,809	27,349
Precision Optics	1,589	1,701	1,336	4,393
Other	(6,245)	(7,598)	(11,944)	(14,253)
Total Segment EBITDA	49,215	52,422	88,292	105,184
Income tax expense	4,864	4,347	6,068	8,928
Interest expense - net	8,802	7,641	17,081	15,142
Depreciation, depletion and amortization	16,513	16,352	32,698	31,444
Net income	$19,036	$24,082	$32,445	$49,670

(1) Excludes inter-segment sales of $1.7 million and $1.0 million for the second quarter of 2024 and 2023, respectively, and $3.2 million and $4.1 million for the first six months of 2024 and 2023, respectively, for Electronic Materials. There were no material inter-segment sales for Performance Materials in 2024 or 2023. Inter-segment sales are eliminated in consolidation.

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2024 and 2023:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Second Quarter 2024
End Market
Semiconductor	$1,300	$178,099	$754	$—	$180,153
Industrial	31,136	8,617	6,320	—	46,073
Aerospace and defense	42,500	1,677	5,979	—	50,156
Consumer electronics	64,367	27	4,150	—	68,544
Automotive	18,177	2,411	1,491	—	22,079
Energy	9,055	15,724	—	—	24,779
Telecom and data center	8,202	32	—	—	8,234
Other	12,776	6,100	6,972	—	25,848
Total	$187,513	$212,687	$25,666	$—	$425,866

Second Quarter 2023
End Market
Semiconductor	$4,411	$155,356	$745	$—	$160,512
Industrial	39,615	4,175	6,713	—	50,503
Aerospace and defense	31,438	1,491	5,998	—	38,927
Consumer electronics	48,763	195	3,566	—	52,524
Automotive	21,813	1,718	1,876	—	25,407
Energy	12,117	21,810	—	—	33,927
Telecom and data center	17,413	45	—	—	17,458
Other	7,201	5,940	6,152	—	19,293
Total	$182,771	$190,730	$25,050	$—	$398,551

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Six Months 2024
End Market
Semiconductor	$3,962	$334,522	$1,079	$—	$339,563
Industrial	58,272	18,114	13,144	—	89,530
Aerospace and defense	84,071	3,286	11,854	—	99,211
Consumer electronics	119,599	137	7,266	—	127,002
Automotive	36,067	3,643	3,679	—	43,389
Energy	17,372	32,670	—	—	50,042
Telecom and data center	20,984	56	—	—	21,040
Other	15,831	12,230	13,315		41,376
Total	$356,158	$404,658	$50,337	$—	$811,153

First Six Months 2023
End Market
Semiconductor	$7,001	$335,972	$1,656	$—	$344,629
Industrial	79,390	17,144	15,445	—	111,979
Aerospace and defense	61,796	3,568	10,647	—	76,011
Consumer electronics	104,473	382	6,822	—	111,677
Automotive	47,306	3,219	4,484	—	55,009
Energy	25,584	46,761	—	—	72,345
Telecom and data center	33,538	58	—	—	33,596
Other	10,697	12,445	12,688	—	35,830
Total	$369,785	$419,549	$51,742	$—	$841,076

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at June 28, 2024. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at June 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $46.0 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	June 28, 2024	December 31, 2023	$ change	% change
Accounts receivable, trade	$186,071	$193,345	$(7,274)	(4)%
Unbilled receivables	30,770	29,524	1,246	4%
Unearned revenue	15,857	13,843	2,014	15%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the second quarter of 2024.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $13.1 million of the December 31, 2023 unearned amounts as revenue during the first six months of 2024.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net

Other-net for the second quarter and first six months of 2024 and 2023 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands)	2024	2023	2024	2023
Amortization of intangible assets	$3,163	$3,130	$6,010	$6,250
Metal consignment fees	1,895	2,797	3,918	5,726
Foreign currency (gain) loss	101	170	534	(38)
Other items	(713)	95	(1,659)	28
Total	$4,446	$6,192	$8,803	$11,966

Note E — Restructuring

The Company implemented various restructuring initiatives across the Performance Materials, Electronic Materials, Precision Optics and Other segments to improve operational efficiency during the three and six months ended June 28, 2024 and across the Performance Materials, Electronic Materials and Precision Optics segments for the three and six months ended June 30, 2023. This resulted in severance and related costs of approximately $3.0 million and $4.7 million during the three months and six months ended June 28, 2024, respectively, and $1.5 million and $2.1 million during the three months and six months ended June 30, 2023, respectively. Of the $4.7 million incurred in 2024, approximately $3.6 million of those severance costs were paid as of June 28, 2024.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note F — Income Taxes

The Company's effective tax rate for the second quarter of 2024 and 2023 was 20.4% and 15.3%, respectively, and 15.8% and 15.2% in the first six months of 2024 and 2023, respectively. The effective tax rate for 2024 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the foreign derived intangible income deduction. The effective tax rate for 2023 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development and production tax credits, and the foreign derived intangible income deduction. The effective tax rate for the first six months of 2024 includes a net discrete income tax benefit of $0.2 million, primarily consisting of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that are not likely to be realized for one of the Company’s foreign subsidiaries. The effective tax rate for the first six months of 2023 included a net discrete income tax benefit of $1.0 million, primarily related to excess tax benefits from stock-based compensation awards.
Government Tax Credits
Pursuant to The Inflation Reduction Act of 2022 (IRA), the Company is eligible for the Advanced Manufacturing Production Credit (production credit) beginning in 2023. The production credit provides an annual cash benefit for a portion of the production costs for the sale of certain critical minerals produced in the U.S. and sold during the year. On December 15, 2023, the U.S. Treasury Department published proposed regulations on the production credit that include clarifying guidance regarding the definition of production costs in the computation of the production credit. Although the proposed guidance is not authoritative and is subject to change in the regulatory review process, the guidance indicates that the Treasury Department may implement a narrower definition of eligible production costs in the final regulations. The ultimate amount of the benefit that the Company is entitled to receive in connection with the production credit will depend on the final regulations issued on the production credit.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands, except per share amounts)	2024	2023	2024	2023
Numerator for basic and diluted EPS:
Net income	$19,036	$24,082	$32,445	$49,670
Denominator:
Denominator for basic EPS
Weighted-average shares outstanding	20,741	20,625	20,710	20,596
Effect of dilutive securities:
Stock appreciation rights	78	91	86	93
Restricted stock units	43	77	68	91
Performance-based restricted stock units	52	103	73	112
Diluted potential common shares	173	271	227	296
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,914	20,896	20,937	20,892
Basic EPS	$0.92	$1.17	$1.57	$2.41
Diluted EPS	$0.91	$1.15	$1.55	$2.38

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 137,252 and 47,084 for the quarters ended June 28, 2024 and June 30, 2023, respectively, and totaling 95,392 and 69,716 for the six months ended June 28, 2024 and June 30, 2023, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common stock and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 28,	December 31,
(Thousands)	2024	2023
Raw materials and supplies	$137,806	$117,693
Work in process	257,248	268,717
Finished goods	67,909	55,187
Inventories, net	$462,963	$441,597
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $384.5 million and $351.5 million as of June 28, 2024 and December 31, 2023, respectively.

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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. In 2023, the Company received the remaining prepayments related to this amendment, the total of which approximated $38.6 million.

As of June 28, 2024 and December 31, 2023, $72.4 million and $84.7 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of June 28, 2024, $5.7 million of the prepayments are classified as Unearned revenue.

Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the second quarter and first six months ended June 28, 2024 and June 30, 2023, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands)	2024	2023	2024	2023
Components of net periodic benefit (credit) cost
Service cost	$266	$211	$12	$13
Interest cost	1,905	1,970	58	68
Expected return on plan assets	(2,529)	(2,422)	—	—
Amortization of prior service (benefit) cost	(21)	(21)	—	(139)
Amortization of net loss (gain)	32	(75)	(87)	(95)
Net periodic benefit (credit) cost	$(347)	$(337)	$(17)	$(153)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands)	2024	2023	2024	2023
Components of net periodic benefit (credit) cost
Service cost	$534	$433	$25	$25
Interest cost	3,812	3,943	117	136
Expected return on plan assets	(5,059)	(4,861)	—	—
Amortization of prior service (benefit) cost	(42)	(44)	—	(278)
Amortization of net loss (gain)	64	(156)	(174)	(190)
Net periodic benefit (credit) cost	$(691)	$(685)	$(32)	$(307)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The Company did not make any contributions to its domestic defined benefit plan in the second quarter or first six months of 2024 or 2023.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2024 and 2023 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals		Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at March 29, 2024	$1,713	$6,141	$(336)		$7,518	$(48,831)	$(8,008)	$(49,321)
Other comprehensive income (loss) before reclassifications	207	739	(227)		719	—	(1,089)	(370)
Amounts reclassified from accumulated other comprehensive income (loss)	(200)	(1,300)	243		(1,257)	(78)	—	(1,335)
Net current period other comprehensive (loss) income before tax	7	(561)	16		(538)	(78)	(1,089)	(1,705)
Deferred taxes	2	(129)	3		(124)	(15)	—	(139)
Net current period other comprehensive (loss) income after tax	5	(432)	13		(414)	(63)	(1,089)	(1,566)
Balance at June 28, 2024	$1,718	$5,709	$(323)		$7,104	$(48,894)	$(9,097)	$(50,887)

Balance at March 31, 2023	$1,165	$4,141	$(570)		$4,736	$(40,295)	$(6,067)	$(41,626)
Other comprehensive (loss) income before reclassifications	163	4,830	79		5,072	—	(743)	4,329
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,028)	85		(943)	(207)	—	(1,150)
Net current period other comprehensive (loss) income before tax	163	3,802	164	—	4,129	(207)	(743)	3,179
Deferred taxes	38	874	37		949	47	—	996
Net current period other comprehensive (loss) income after tax	125	2,928	127		3,180	(254)	(743)	2,183
Balance at June 30, 2023	$1,290	$7,069	$(443)		$7,916	$(40,549)	$(6,810)	$(39,443)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive income (loss) before reclassifications	872	4,579	(560)	4,891	—	(5,549)	(658)
Amounts reclassified from accumulated other comprehensive income (loss)	(200)	(2,562)	269	(2,493)	(189)	—	(2,682)
Net current period other comprehensive (loss) income before tax	672	2,017	(291)	2,398	(189)	(5,549)	(3,340)
Deferred taxes	155	464	(67)	552	47		599
Net current period other comprehensive (loss) income after tax	517	1,553	(224)	1,846	(236)	(5,549)	(3,939)
Balance at June 28, 2024	$1,718	$5,709	$(323)	$7,104	$(48,894)	$(9,097)	$(50,887)

Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive (loss) income before reclassifications	96	3,127	(396)	2,827	—	1,946	4,773
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	(1,810)	110	(1,735)	(545)	—	(2,280)
Net current period other comprehensive (loss) income before tax	61	1,317	(286)	1,092	(545)	1,946	2,493
Deferred taxes	14	303	(66)	251	(224)	—	27
Net current period other comprehensive (loss) income after tax	47	1,014	(220)	841	(321)	1,946	2,466
Balance at June 30, 2023	$1,290	$7,069	$(443)	$7,916	$(40,549)	$(6,810)	$(39,443)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.7 million and $5.3 million in the second quarter and first six months of 2024, respectively, compared to $2.8 million and $5.2 million, respectively, in the same periods of 2023.
The Company granted 36,919 SARs to certain employees during the first six months of 2024. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended June 28, 2024 were $135.58 and $50.46, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	4.17%
Dividend yield	0.38%
Volatility	38.3%
Expected term (in years)	4.6

The Company granted 47,595 stock-settled RSUs to certain employees during the first six months of 2024. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $131.51 for stock-settled RSUs granted to employees during the six months ended June 28, 2024. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2024. The weighted-average fair value of the stock-settled PRSUs was $164.40 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At June 28, 2024, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $21.8 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 28, 2024 and December 31, 2023:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2024	2023	2024	2023	2024	2023	2024	2023
Financial Assets
Deferred compensation investments	$5,106	$4,899	$5,106	$4,899	$—	$—	$—	$—
Foreign currency forward contracts	702	615	—	—	702	615	—	—
Interest rate swaps	7,439	6,492	—	—	7,439	6,492	—	—
Precious metal swaps	—	353	—	—	—	353	—	—
Total	$13,247	$12,359	$5,106	$4,899	$8,141	$7,460	$—	$—
Financial Liabilities
Deferred compensation liability	$5,106	$4,899	$5,106	$4,899	$—	$—	$—	$—
Foreign currency forward contracts	357	1,500	—	—	357	1,500	—	—
Interest rate swaps	26	1,096	—	—	26	1,096	—	—
Precious metal swaps	423	485	—	—	423	485	—	—
Total	$5,912	$7,980	$5,106	$4,899	$806	$3,081	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of June 28, 2024 and December 31, 2023. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of June 28, 2024 and December 31, 2023:

	June 28, 2024		December 31, 2023
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$33,399	$239	$23,122	$558
Other liabilities and accrued items	22,035	303	25,853	1,180
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.1 million of foreign currency losses and $0.4 million of foreign currency gains in the second quarter and first six months of 2024, respectively, compared to $0.2 million and $0.4 million of foreign currency losses in the second quarter and first six months of 2023, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of June 28, 2024 and December 31, 2023:

	June 28, 2024
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$1,792	$158	$—	$2	$—
Foreign currency forward contracts - euro	22,881	305	—	52	—
Precious metal swaps	1,434	—	—	423	—
Interest rate swaps	200,000	4,611	2,828	—	26
Total	$226,107	$5,074	$2,828	$477	$26

	December 31, 2023
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$2,167	$32	$—	$20	$—
Foreign currency forward contracts - euro	23,064	25	—	300	—
Precious metal swaps	15,717	353	—	485	—
Interest rate swaps	200,000	3,658	2,834	—	1,096
Total	$240,948	$4,068	$2,834	$805	$1,096
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $4.6 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At June 28, 2024, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the second quarter and first six months of 2024 and 2023:

		Second Quarter Ended
(Thousands)		June 28, 2024	June 30, 2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(200)	$—
Precious metal swaps	Cost of sales	243	85
Interest rate swap	Interest expense - net	(1,300)	(1,028)
Total		$(1,257)	$(943)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Six Months Ended
(Thousands)		June 28, 2024	June 30, 2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(200)	$(35)
Precious metal swaps	Cost of sales	269	110
Interest rate swap	Interest expense - net	(2,562)	(1,810)
Total		$(2,493)	$(1,735)

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.4 million and $4.6 million at June 28, 2024 and December 31, 2023, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note P — Debt

(Thousands)	June 28, 2024	December 31, 2023
Borrowings under Credit Agreement	$222,375	$149,250
Borrowings under the Term Loan Facility	255,000	270,000
Overdraft Sweep Facility	—	3,825
Foreign debt	9,704	5,918
Total debt outstanding	487,079	428,993
Current portion of long-term debt	(38,765)	(38,597)
Gross long-term debt	448,314	390,396
Unamortized deferred financing fees	(2,324)	(2,820)
Long-term debt	$445,990	$387,576

As of June 28, 2024 and December 31, 2023, the Company had $222.4 million outstanding at an average interest rate of 7.18% and $149.3 million outstanding at an average interest rate of 6.96%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of June 28, 2024 was $105.5 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of June 28, 2024, there was nothing outstanding on the overdraft sweep facility. The amended and restated credit agreement governing the revolving credit facility and the term loan facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of June 28, 2024.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The balance outstanding on the term loan facility as of June 28, 2024 and December 31, 2023 was $255.0 million and $270.0 million, respectively.

At June 28, 2024 and December 31, 2023, there was $47.1 million and $47.0 million, respectively, outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	June 28,	June 30,	$	%
(Thousands, except per share data)	2024	2023	Change	Change
Net sales	$425,866	$398,551	$27,315	7%
Value-added sales	279,833	268,261	11,572	4%
Gross margin	80,859	89,055	(8,196)	(9)%
Gross margin as a % of value-added sales	29%	33%
Selling, general, and administrative (SG&A) expense	33,601	38,911	(5,310)	(14)%
SG&A expense as a % of value-added sales	12%	15%
Research and development (R&D) expense	7,702	7,154	548	8%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	3,048	1,454	1,594	—%
Other—net	4,446	6,192	(1,746)	(28)%
Operating profit	32,062	35,344	(3,282)	(9)%
Other non-operating (income)—net	(640)	(726)	86	(12)%
Interest expense—net	8,802	7,641	1,161	15%
Income before income taxes	23,900	28,429	(4,529)	(16)%
Income tax expense	4,864	4,347	517	12%
Net income	$19,036	$24,082	$(5,046)	(21)%

Diluted earnings per share	$0.91	$1.15	$(0.24)	(21)%

Net sales of $425.9 million in the second quarter of 2024 increased $27.3 million from $398.6 million in the second quarter of 2023. The increase in net sales was primarily attributable to the Electronic Materials and Performance Materials segments. Volume increases in the semiconductor (12%), consumer electronics (30%) and aerospace and defense (29%) end markets were partially offset by decreases in the energy (27%) and telecom and data center (53%) end markets. Additionally, there was a $4.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2023. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper prices favorably impacted net sales during the second quarter of 2024 by $14.5 million compared to the prior year period.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through precious metal market costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $279.8 million in the second quarter of 2024 increased $11.6 million, or 4%, compared to the second quarter of 2023. Volume increases in the consumer electronics (33%), aerospace and defense (32%) and semiconductor (6%) end markets were partially offset by decreases in the industrial (22%), telecom and data center (51%) and energy (27%) end markets. Additionally, there was a $4.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2023.

Gross margin in the second quarter of 2024 was $80.9 million, a decrease of 9% compared to the second quarter of 2023. Gross margin expressed as a percentage of value-added sales was 29% in second quarter of 2024, compared to 33% in the second quarter of 2023. The decrease in gross margin is primarily due to unfavorable price/mix as well as higher costs associated with the production ramp of the precision clad strip facility. Additionally, gross margin was impacted by unfavorable production variances incurred in the first quarter 2024 and amortized in the second quarter of 2024 as the inventory was sold.

SG&A expense was $33.6 million in the second quarter of 2024, compared to $38.9 million in the second quarter of 2023. The decrease in SG&A expense was primarily due to various cost savings initiatives implemented throughout 2023 and during the first half of 2024. Expressed as a percentage of value-added sales, SG&A expense was 12% and 15% in the second quarter of 2024 and 2023, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the second quarter of both 2024 and 2023.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the second quarter of 2024, we recorded a combined total of $3.0 million of restructuring charges in our Performance Materials, Electronic Materials, Precision Optics and Other segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $4.4 million of expense in the second quarter of 2024, or a decrease of $1.7 million from the second quarter of 2023. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $8.8 million and $7.6 million in the second quarter of 2024 and 2023, respectively. The increase in interest expense is primarily due to an increase in interest rates and increased borrowings compared to the prior year period.

Income tax expense for the second quarter of 2024 was $4.9 million, compared to $4.3 million in the second quarter of 2023. The effective tax rate for the second quarter of 2024 and 2023 was 20.4% and 15.3%, respectively. The effective tax rate for 2024 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the foreign derived intangible income deduction. The effective tax rate for 2023 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development and production tax credits, and the foreign derived intangible income deduction. See Note F to the Consolidated Financial Statements for additional discussion.

Six Months

	Six Months Ended
	June 28,	June 30,	$	%
(Thousands, except per share data)	2024	2023	Change	Change
Net sales	$811,153	$841,076	$(29,923)	(4)%
Value-added sales	537,681	566,819	(29,138)	(5)%
Gross margin	152,071	180,391	(28,320)	(16)%
Gross margin as a % of value-added sales	28%	32%
SG&A expense	69,445	79,247	(9,802)	(12)%
SG&A expense as a % of value-added sales	13%	14%
R&D expense	14,844	14,776	68	—%
R&D expense as a % of value-added sales	3%	3%
Restructuring expense	4,668	2,118	2,550	120%
Other—net	8,803	11,966	(3,163)	(26)%
Operating profit	54,311	72,284	(17,973)	(25)%
Other non-operating (income)—net	(1,283)	(1,456)	173	(12)%
Interest expense—net	17,081	15,142	1,939	13%
Income before income taxes	38,513	58,598	(20,085)	(34)%
Income tax expense	6,068	8,928	(2,860)	(32)%
Net income	$32,445	$49,670	$(17,225)	(35)%

Diluted earnings per share	$1.55	$2.38	$(0.83)	(35)%

Net sales of $811.2 million in the first six months of 2024 decreased $29.9 million from $841.1 million in the first six months of 2023. Volume decreases in the energy (31%), industrial (20%), automotive (21%) and telecom and data center (37%) end markets were partially offset by increases in the aerospace and defense (31%) and consumer electronics (14%) end markets. Additionally, there was a $4.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first six months of 2023. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

The change in precious metal and copper market prices favorably impacted net sales during the first six months of 2024 by $18.2 million compared to the prior year period.

Value-added sales of $537.7 million in the first six months of 2024 decreased $29.1 million, or 5%, compared to the first six months of 2023. Volume decreases in the semiconductor (12%), energy (31%), industrial (26%), automotive (25%) and telecom and data center (37%) end markets were partially offset by an increase in the aerospace and defense (36%) and consumer electronics (15%) end markets when compared to the first six months of 2023. Additionally, there was a $4.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first six months of 2023.

Gross margin in the first half of 2024 was $152.1 million, a decrease of 16% compared to the first half of 2023. Gross margin expressed as a percentage of value-added sales decreased to 28% in the first six months of 2024 from 32% in the first six months of 2023. Gross margin decreased from the prior year period primarily due to impact of lower volumes and related unabsorbed costs. Additionally, gross margin was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility.

SG&A expense was $69.4 million in the first six months of 2024, compared to $79.2 million in the first six months of 2023. The decrease in SG&A expense was primarily due to various cost savings initiatives implemented throughout 2023 and during the first half of 2024. Expressed as a percentage of value-added sales, SG&A expense was 13% and 14% in the first half of 2024 and 2023, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the first half of both 2024 and 2023.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first six months of 2024, we recorded a combined total of $4.7 million of restructuring charges in our Performance Materials, Electronic Materials, Precision Optics and Other segments. In the first six months of 2023, we recorded a combined total of $2.1 million of restructuring charges in our Performance Materials, Electronic Materials and Precision Optics segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $8.8 million of expense in the first six months of 2024, or a $3.2 million decrease from the first six months of 2023. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $17.1 million and $15.1 million in the first six months of 2024 and 2023, respectively. The increase in interest expense is primarily due to an increase in interest rates and borrowings compared to the prior year period.

Income tax expense for the first half of 2024 was $6.1 million, compared to $8.9 million in the first half of 2023. The Company's effective tax rate for the first six months of 2024 and 2023 was 15.8% and 15.2%, respectively. The effective tax rate for the first six months of 2024 includes a net discrete income tax benefit of $0.2 million primarily consisting of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that are not likely to be realized for one of the Company’s foreign subsidiaries. The effective tax rate for the first six months of 2023 included a net discrete income tax benefit of $1.0 million, primarily related to excess tax benefits from stock-based compensation awards. See Note F to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2024 and 2023 is as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands)	2024	2023	2024	2023
Net sales
Performance Materials	$187,513	$182,771	$356,158	$369,785
Electronic Materials	212,687	190,730	404,658	419,549
Precision Optics	25,666	25,050	50,337	51,742
Other	—	—	—	—
Total	$425,866	$398,551	$811,153	$841,076

Less: pass-through metal costs
Performance Materials	$14,444	$17,153	$27,515	$36,157
Electronic Materials	131,545	113,115	245,886	238,056
Precision Optics	44	22	71	44
Other	—	—	—	—
Total	$146,033	$130,290	$273,472	$274,257

Value-added sales
Performance Materials	$173,069	$165,618	$328,643	$333,628
Electronic Materials	81,142	77,615	158,772	181,493
Precision Optics	25,622	25,028	50,266	51,698
Other	—	—	—	—
Total	$279,833	$268,261	$537,681	$566,819
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

Performance Materials
Second Quarter

	Second Quarter Ended
	June 28,	June 30,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$187,513	$182,771	$4,742	3%
Value-added sales	173,069	165,618	7,451	4%
EBITDA	40,415	44,925	(4,510)	(10)%
Net sales from the Performance Materials segment of $187.5 million in the second quarter of 2024 increased 3% compared to net sales of $182.8 million in the second quarter of 2023. The increase in sales was due to higher sales volumes in the aerospace and defense (35%) and consumer electronic (32%) end markets. These increases were partially offset by decreased volumes in industrial (21%) and telecom and data (53%) end markets. Additionally, there was a $4.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2023.
Value-added sales of $173.1 million in the second quarter of 2024 were 4% higher than value-added sales of $165.6 million in the second quarter of 2023. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $40.4 million in the second quarter of 2024 compared to $44.9 million in the second quarter of 2023. EBITDA was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility and unfavorable price/mix.
Six Months

	Six Months Ended
	June 28,	June 30,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$356,158	$369,785	$(13,627)	(4)%
Value-added sales	328,643	333,628	(4,985)	(1)%
EBITDA	71,091	87,695	(16,604)	(19)%
Net sales from the Performance Materials segment of $356.2 million in the first six months of 2024 decreased 4% compared to net sales of $369.8 million in the first six months of 2023. The decrease in sales was primarily due to lower sales volumes in the industrial (27%), telecom and data center (37%) and automotive (24%) end markets, partially offset by increased volumes in the aerospace and defense (36%) and consumer electronics (14%) end markets when compared to the first six months of 2023. Additionally, there was a $4.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first six months of 2023.
Value-added sales of $328.6 million in the first six months of 2024 were 1% lower than value-added sales of $333.6 million in the first six months of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $71.1 million in the first six months of 2024 compared to $87.7 million in the first six months of 2023. The decrease in EBITDA was primarily driven by the impact of lower volumes and related unabsorbed costs. Additionally, EBITDA was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility.

Electronic Materials
Second Quarter

	Second Quarter Ended
	June 28,	June 30,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$212,687	$190,730	$21,957	12%
Value-added sales	81,142	77,615	3,527	5%
EBITDA	13,456	13,394	62	—%
Net sales from the Electronic Materials segment of $212.7 million in the second quarter of 2024 increased by 12% compared to net sales of $190.7 million in the second quarter of 2023. The increase in net sales was primarily due to higher sales in the semiconductor (15%) end market due to increased sales volumes and impact of precious metal pricing. Pass-through metal prices increased net sales by $14.6 million compared to the second quarter of 2023.
Value-added sales of $81.1 million in the second quarter of 2024 increased 5% compared to value-added sales of $77.6 million in the second quarter of 2023. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Electronic Materials segment was $13.5 million in the second quarter of 2024 compared to $13.4 million in the second quarter of 2023. The incremental margin from increased sales volumes and SG&A savings from the various cost control initiatives implemented in 2023 and throughout 2024 were offset by the impact of unfavorable product mix and an increase in restructuring costs.

Six Months

	Six Months Ended
	June 28,	June 30,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$404,658	$419,549	$(14,891)	(4)%
Value-added sales	158,772	181,493	(22,721)	(13)%
EBITDA	27,809	27,349	460	2%
Net sales from the Electronic Materials segment of $404.7 million in the first six months of 2024 decreased by 4% compared to net sales of $419.5 million in the first six months of 2023. The decrease in net sales was primarily due to lower sales volumes in the energy (30%) and semiconductor (6%) end markets. This was partially offset by the impact of pass-through metal prices, which increased net sales by $19.0 million compared to the first six months of 2023.
Value-added sales of $158.8 million in the first half of 2024 decreased 13% compared to value-added sales of $181.5 million in the first half of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Electronic Materials segment was $27.8 million in the first six months of 2024 compared to $27.3 million in the first six months of 2023. Despite decreased sales volumes, EBITDA increased slightly as a result of the various targeted cost control initiatives implemented in 2023 and throughout 2024.

Precision Optics
Second Quarter

(Thousands)	Second Quarter Ended
	June 28,	June 30,	$	%
	2024	2023	Change	Change
Net sales	$25,666	$25,050	$616	2%
Value-added sales	25,622	25,028	594	2%
EBITDA	1,589	1,701	(112)	(7)%
Net sales from the Precision Optics segment of $25.7 million in the second quarter of 2024 increased 2% compared to net sales of $25.1 million in the second quarter of 2023. The increase was primarily due to incremental sales volumes in the consumer electronics end market (16%).
Value-added sales of $25.6 million in the second quarter of 2024 increased 2% compared to value-added sales of $25.0 million in the second quarter of 2023. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $1.6 million in the second quarter of 2024 compared to $1.7 million in the second quarter of 2023. The decrease in EBITDA was due to unfavorable mix.

Six Months

(Thousands)	Six Months Ended
	June 28,	June 30,	$	%
	2024	2023	Change	Change
Net sales	$50,337	$51,742	$(1,405)	(3)%
Value-added sales	50,266	51,698	(1,432)	(3)%
EBITDA	1,336	4,393	(3,057)	(70)%
Net sales from the Precision Optics segment of $50.3 million in the first half of 2024 decreased 3% compared to net sales of $51.7 million in the first half of 2023. The decrease was primarily due to lower sales volumes in the industrial end market (15%), which was partially offset by an increase in sales volumes in the aerospace and defense (11%) end market.
Value-added sales of $50.3 million in the first half of 2024 decreased 3% compared to value-added sales of $51.7 million in the first half of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $1.3 million in the first six months of 2024 compared to $4.4 million in the first six months of 2023. The decrease in EBITDA was driven by decreased sales volumes.

Other
Second Quarter

(Thousands)	Second Quarter Ended
	June 28,	June 30,	$	%
	2024	2023	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(6,245)	(7,598)	1,353	(18)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $6.2 million in the second quarter of 2024 compared to $7.6 million in the second quarter of 2023. Corporate costs as a percent of Company-wide value-added sales decreased from 3% in the second quarter of 2023, to 2% in the second quarter of 2024 and 2023. The decrease in corporate costs is the result of various targeted cost control initiatives implemented in 2024.

Six Months

(Thousands)	Six Months Ended
	June 28,	June 30,	$	%
	2024	2023	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(11,944)	(14,253)	2,309	(16)%
Corporate costs were $11.9 million in the first half of 2024 compared to $14.3 million in the first half of 2023. Corporate costs accounted for 3% and 2% of Company-wide value-added sales in the first half of 2024 and 2023, respectively. The decrease in corporate costs in the first six months of 2024 compared to the first six months of 2023 is the result of various targeted cost control initiatives implemented during the first half of 2024.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 28,	June 30,	$
(Thousands)	2024	2023	Change
Net cash provided by operating activities	$6,477	$70,522	$(64,045)
Net cash (used in) investing activities	(48,260)	(62,677)	14,417
Net cash (used in)/provided by financing activities	46,200	(3,835)	50,035
Effects of exchange rate changes	(613)	(537)	(76)
Net change in cash and cash equivalents	$3,804	$3,473	$331
Net cash provided by operating activities totaled $6.5 million in the first six months of 2024 versus $70.5 million in the prior-year period. The decrease in operating cash flow was driven by lower earnings as well as unfavorable working capital usage. Working capital requirements used cash of $22.8 million in the first six months of 2024 compared to cash provided by working capital during the first six months of 2023 of $4.2 million. The increase in cash used for working capital was primarily due to timing of cash collections for outstanding receivables in the first six months in 2023 compared to 2024. Additionally, the Company received $15.1 million of customer prepayments in the first six months of 2023, and none in the first six months of 2024.
Net cash used in investing activities was $48.3 million in the first six months of 2024 compared to $62.7 million in the prior-year period. The decrease in cash used in investing activities is due to a decrease in capital expenditures and mine development.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2024, the Company expects payments for property, plant, and equipment to be approximately $80 million.
Net cash provided by financing activities totaled $46.2 million in the first six months of 2024 and compared to net cash used in financing activities of $3.8 million in the comparable prior-year period. The net financing cash inflow in 2024 was primarily due to financing used to support business growth, compared to a net outflow in 2023 primarily due to debt repayments.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At June 28, 2024, cash and cash equivalents held by our foreign operations totaled $15.4 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $14.2 million. At June 28, 2024, the Company had borrowings outstanding of $8.4 million, which reduced the aggregate availability under these facilities to $5.8 million.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of June 28, 2024 and December 31, 2023 is as follows:

	June 28,	December 31,
(Thousands)	2024	2023
Cash and cash equivalents	$17,098	$13,294
Total outstanding debt	484,755	426,173
Net debt	$(467,657)	$(412,879)
Available borrowing capacity	$141,310	$178,734

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
In January 2023, we amended the agreement governing our $375.0 million revolving credit facility and term loan facility (Credit Agreement). Pursuant to the amendment, we transitioned U.S. dollar denominated borrowings from LIBOR to SOFR for both the revolving credit facility and the term loan and increased the cap on precious metals consignment line from $550 million to $615 million.
The Company had previously amended and restated the Credit Agreement in connection with the HCS-Electronic Materials acquisition in November 2021. A $300 million delayed draw term loan facility was added to the Credit Agreement and the maturity date of the Credit Agreement was extended from 2024 to 2026. The Company financed a portion of the the purchase price for the HCS-Electronic Materials with a $300 million term loan pursuant to the delayed draw term loan facility. Credit Agreement also provides for an uncommitted incremental facility whereby, under certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $150.0 million. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment of precious metals and copper, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metal, copper and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of June 28, 2024 and December 31, 2023. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $230.5 million as of June 28, 2024, compared to $263.5 million as of December 31, 2023. The availability is determined by Board approved levels and actual capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the second quarter or first six months of 2024. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.8 million and $5.5 million on our common stock in the second quarter and first six months of 2024. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $384.5 million and $351.5 million as of June 28, 2024 and December 31, 2023, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of June 28, 2024. For additional information on our material cash obligations, refer to our 2023 Annual Report on Form 10-K.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of June 28, 2024 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of June 28, 2024.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended June 28, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30 through May 3, 2024	—	$—	—	$8,316,239
May 4 through May 31, 2024	—	—	—	8,316,239
June 1 through June 28, 2024	—	—	—	8,316,239
Total	—	$—	—	$8,316,239

(1)
On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended June 28, 2024, the Company did not repurchase any shares under this program. As of June 28, 2024, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5. Other Information

During the quarter ended June 28, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended June 28, 2024*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: August 6, 2024
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)