Form 10-Q
period 2024-09-27
MATERION Corp
filed 2024-10-30
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at September 27, 2024: 20,751,282.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$436,715	$403,067	$1,247,868	$1,244,144
Cost of sales	355,777	314,131	1,014,859	974,817
Gross margin	80,938	88,936	233,009	269,327
Selling, general, and administrative expense	35,009	38,806	104,454	118,053
Research and development expense	7,868	6,322	22,712	21,098
Restructuring expense (income)	1,493	1,077	6,161	3,194
Other—net	5,309	6,211	14,112	18,178
Operating profit	31,259	36,520	85,570	108,804
Other non-operating (income)—net	(642)	(685)	(1,925)	(2,141)
Interest expense—net	8,839	7,678	25,920	22,820
Income before income taxes	23,062	29,527	61,575	88,125
Income tax expense	768	2,963	6,836	11,891
Net income	$22,294	$26,564	$54,739	$76,234
Basic earnings per share:
Net income per share of common stock	$1.07	$1.29	$2.64	$3.70
Diluted earnings per share:
Net income per share of common stock	$1.07	$1.27	$2.61	$3.65
Weighted-average number of shares of common stock outstanding:
Basic	20,749	20,640	20,723	20,611
Diluted	20,920	20,905	20,935	20,891

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Thousands)	2024	2023	2024	2023
Net income	$22,294	$26,564	$54,739	$76,234
Other comprehensive income (loss):
Foreign currency translation adjustment	7,579	(3,259)	2,030	(1,313)
Derivative and hedging activity, net of tax	(4,452)	2,019	(2,606)	2,860
Pension and post-employment benefit adjustment, net of tax	(62)	(145)	(298)	(466)
Other comprehensive loss	3,065	(1,385)	(874)	1,081
Comprehensive income	$25,359	$25,179	$53,865	$77,315

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 27,	December 31,
(Thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$17,874	$13,294
Accounts receivable, net	214,576	192,747
Inventories, net	476,596	441,597
Prepaid and other current assets	86,314	61,744
Total current assets	795,360	709,382
Deferred income taxes	4,914	4,908
Property, plant, and equipment	1,328,355	1,281,622
Less allowances for depreciation, depletion, and amortization	(802,294)	(766,939)
Property, plant, and equipment, net	526,061	514,683
Operating lease, right-of-use assets	58,871	57,645
Intangible assets, net	124,281	133,571
Other assets	26,384	21,664
Goodwill	321,147	320,873
Total Assets	$1,857,018	$1,762,726
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$37,542	$38,597
Accounts payable	130,310	125,663
Salaries and wages	19,463	25,912
Other liabilities and accrued items	48,850	45,773
Income taxes	1,166	5,207
Unearned revenue	15,497	13,843
Total current liabilities	252,828	254,995
Other long-term liabilities	12,513	13,300
Operating lease liabilities	56,698	53,817
Finance lease liabilities	13,438	13,744
Retirement and post-employment benefits	26,178	26,334
Unearned income	81,553	103,983
Long-term income taxes	4,551	3,815
Deferred income taxes	19,608	20,109
Long-term debt	457,756	387,576
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both September 27th and December 31st)	331,646	309,492
Retained earnings	900,764	854,334
Common stock in treasury	(259,191)	(237,746)
Accumulated other comprehensive loss	(47,822)	(46,948)
Other equity	6,498	5,921
Total shareholders' equity	931,895	885,053
Total Liabilities and Shareholders’ Equity	$1,857,018	$1,762,726

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(Thousands)	2024	2023
Cash flows from operating activities:
Net income	$54,739	$76,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	51,291	46,524
Amortization of deferred financing costs in interest expense	1,286	1,284
Stock-based compensation expense (non-cash)	7,715	7,578
Deferred income tax expense (benefit)	(9)	(149)
Changes in assets and liabilities:
Accounts receivable	(21,921)	27,832
Inventory	(34,215)	(30,868)
Prepaid and other current assets	(24,646)	(16,175)
Accounts payable and accrued expenses	3,704	(25,533)
Unearned revenue	(17,568)	(12,398)
Interest and taxes payable	(3,233)	(1,730)
Unearned income due to customer prepayments	—	16,676
Other-net	(5,579)	(4,770)
Net cash provided by operating activities	11,564	84,505
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(50,730)	(85,251)
Payments for mine development	(10,376)	(9,326)
Proceeds from sale of property, plant, and equipment	561	417
Net cash used in investing activities	(60,545)	(94,160)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities, net	91,057	39,649
Repayment of long-term debt	(22,694)	(11,579)
Principal payments under finance lease obligations	(567)	(1,297)
Cash dividends paid	(8,295)	(7,937)
Payments of withholding taxes for stock-based compensation awards	(6,575)	(5,101)
Net cash provided by financing activities	52,926	13,735
Effects of exchange rate changes	635	(780)
Net change in cash and cash equivalents	4,580	3,300
Cash and cash equivalents at beginning of period	13,294	13,101
Cash and cash equivalents at end of period	$17,874	$16,401

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at June 28, 2024	20,747	6,401	$328,836	$881,284	$(258,583)	$(50,887)	$6,435	$907,085
Net income	—	—	—	22,294	—	—	—	22,294
Other comprehensive income	—	—	—	—	—	3,065	—	3,065
Cash dividends declared ($0.135 per share)	—	—	—	(2,802)	—	—	—	(2,802)
Stock-based compensation activity	5	(5)	2,774	(12)	(381)	—	—	2,381
Payments of withholding taxes for stock-based compensation awards	(1)	1	—	—	(173)	—	—	(173)
Directors’ deferred compensation	—	—	36	—	(54)	—	63	45
Balance at September 27, 2024	20,751	6,397	$331,646	$900,764	$(259,191)	$(47,822)	$6,498	$931,895

Balance at June 30, 2023	20,637	6,511	$303,390	$813,793	$(236,423)	$(39,443)	$5,806	$847,123
Net income	—	—	—	26,564	—	—	—	26,564
Other comprehensive income	—	—	—	—	—	(1,385)	—	(1,385)
Cash dividends declared ($0.130 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Stock-based compensation activity	8	(8)	3,174	(76)	(562)	—	—	2,536
Payments of withholding taxes for stock-based compensation awards	(3)	3	—	—	(229)	—	—	(229)
Directors’ deferred compensation	—	—	29	—	(45)	—	58	42
Balance at September 29, 2023	20,642	6,506	$306,593	$837,598	$(237,259)	$(40,828)	$5,864	$871,968

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053
Net income	—	—	—	54,739	—	—	—	54,739
Other comprehensive loss	—	—	—	—	—	(874)	—	(874)
Cash dividends declared ($0.400 per share)	—	—	—	(8,295)	—	—	—	(8,295)
Stock-based compensation activity	154	(154)	22,058	(14)	(14,329)	—	—	7,715
Payments of withholding taxes for stock-based compensation awards	(50)	50	—	—	(6,575)	—	—	(6,575)
Directors’ deferred compensation	1	(1)	96	—	(541)	—	577	132
Balance at September 27, 2024	20,751	6,397	$331,646	$900,764	$(259,191)	$(47,822)	$6,498	$931,895

Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990
Net income	—	—	—	76,234	—	—	—	76,234
Other comprehensive loss	—	—	—	—	—	1,081	—	1,081
Cash dividends declared ($0.385 per share)	—	—	—	(7,937)	—	—	—	(7,937)
Stock-based compensation activity	146	(146)	18,416	(117)	(10,721)	—	—	7,578
Payments of withholding taxes for stock-based compensation awards	(48)	48	—	—	(5,101)	—	—	(5,101)
Directors’ deferred compensation	1	(1)	77	—	(573)	—	619	$123
Balance at September 29, 2023	20,642	6,506	$306,593	$837,598	$(237,259)	$(40,828)	$5,864	$871,968

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Accounting Policies

Basis of Presentation:
The accompanying consolidated financial statements of Materion Corporation and its subsidiaries (referred to herein as the Company, our, we, or us) contain all of the adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. All material adjustments were of a normal and recurring nature.
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
New Pronouncements Adopted:
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

Note B — Segment Reporting

The Company has the following reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Company’s reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's CODM, in determining how to allocate the Company’s resources and evaluate performance.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the third quarter and first nine months of 2024 and 2023:

(Thousands)	Third Quarter 2024	Third Quarter 2023	First Nine Months 2024	First Nine Months 2023
Net sales:
Performance Materials(1)	$177,376	$184,642	$533,534	$554,427
Electronic Materials(1)	236,906	192,305	641,564	611,855
Precision Optics	22,433	26,120	72,770	77,862
Other	—	—	—	—
Net sales	436,715	403,067	1,247,868	1,244,144
Segment EBITDA:
Performance Materials	$44,802	$46,366	$115,893	$134,061
Electronic Materials	12,309	10,155	40,118	37,504
Precision Optics	(39)	3,261	1,297	7,654
Other	(6,578)	(7,497)	(18,522)	(21,750)
Total Segment EBITDA	50,494	52,285	138,786	157,469
Income tax expense	768	2,963	6,836	11,891
Interest expense - net	8,839	7,678	25,920	22,820
Depreciation, depletion and amortization	18,593	15,080	51,291	46,524
Net income	$22,294	$26,564	$54,739	$76,234

(1) Excludes inter-segment sales of $1.6 million for the third quarter of 2024 and $4.8 million for the first nine months of 2024 for Electronic Materials. Excludes inter-segment sales of $3.2 million for the third quarter of 2023 and $7.3 million for the first nine months of 2023 for Electronic Materials. There were no material inter-segment sales for Performance Materials in 2024 or 2023. Inter-segment sales are eliminated in consolidation.

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2024 and 2023:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Third Quarter 2024
End Market
Semiconductor	$2,097	$198,790	$798	$—	$201,685
Industrial	33,494	7,352	6,254	—	47,100
Aerospace and defense	44,940	975	5,126	—	51,041
Consumer electronics	49,131	172	4,006	—	53,309
Automotive	18,123	1,724	1,780	—	21,627
Energy	12,819	20,810	—	—	33,629
Telecom and data center	7,929	75	—	—	8,004
Other	8,843	7,008	4,469	—	20,320
Total	$177,376	$236,906	$22,433	$—	$436,715

Third Quarter 2023
End Market
Semiconductor	$2,712	$151,388	$624	$—	$154,724
Industrial	32,046	7,958	6,954	—	46,958
Aerospace and defense	30,938	1,102	7,124	—	39,164
Consumer electronics	59,486	144	4,254	—	63,884
Automotive	19,447	1,747	2,606	—	23,800
Energy	13,013	25,179	—	—	38,192
Telecom and data center	15,685	10	—	—	15,695
Other	11,315	4,777	4,558	—	20,650
Total	$184,642	$192,305	$26,120	$—	$403,067

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Nine Months 2024
End Market
Semiconductor	$6,059	$533,312	$1,877	$—	$541,248
Industrial	91,765	25,466	19,399	—	136,630
Aerospace and defense	129,011	4,260	16,980	—	150,251
Consumer electronics	166,797	309	11,272	—	178,378
Automotive	54,190	5,367	5,459	—	65,016
Energy	30,191	53,480	—	—	83,671
Telecom and data center	28,913	131	—	—	29,044
Other	26,608	19,239	17,783	—	63,630
Total	$533,534	$641,564	$72,770	$—	$1,247,868

First Nine Months 2023
End Market
Semiconductor	$9,713	$487,361	$2,279	$—	$499,353
Industrial	111,436	25,102	22,400	—	158,938
Aerospace and defense	92,734	4,670	17,771	—	115,175
Consumer electronics	162,180	526	11,075	—	173,781
Automotive	66,753	4,966	7,090	—	78,809
Energy	38,597	71,940	—	—	110,537
Telecom and data center	49,223	68	—	—	49,291
Other	23,791	17,222	17,247	—	58,260
Total	$554,427	$611,855	$77,862	$—	$1,244,144

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers", requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 27, 2024. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at September 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $39.9 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	September 27, 2024	December 31, 2023	$ change	% change
Accounts receivable, trade	$215,420	$193,345	$22,075	11%
Unbilled receivables	38,098	29,524	8,574	29%
Unearned revenue	15,497	13,843	1,654	12%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the third quarter of 2024.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $13.5 million of the December 31, 2023 short-term unearned amounts as revenue during the first nine months of 2024.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Restructuring

The Company implemented various restructuring initiatives across the Performance Materials, Electronic Materials, Precision Optics and Other segments to improve operational efficiency during the three and nine months ended September 27, 2024 and the three and nine months ended September 29, 2023. This resulted in severance and related costs of approximately $1.5 million and $6.2 million during the three months and nine months ended September 27, 2024, respectively, and $1.1 million and $3.2 million during the three months and nine months ended September 29, 2023, respectively. Of the $6.2 million incurred in 2024, approximately $4.8 million of those severance costs were paid as of September 27, 2024.

Note E — Other-net

Other-net for the third quarter and first nine months of 2024 and 2023 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Thousands)	2024	2023	2024	2023
Amortization of intangible assets	$3,217	$3,153	$9,227	$9,403
Metal consignment fees	1,978	2,580	5,896	8,307
Foreign currency (gain) loss	717	609	1,251	571
Other items	(603)	(131)	(2,262)	(103)
Total	$5,309	$6,211	$14,112	$18,178

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note F — Income Taxes

The Company's effective tax rate for the third quarter of 2024 and 2023 was 3.3% and 10.0%, respectively, and 11.1% and 13.5% in the first nine months of 2024 and 2023, respectively. The effective tax rate for 2024 is lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development and production tax credits, and the foreign derived intangible income deduction. The effective tax rate for 2023 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development and production tax credits, and the foreign derived intangible income deduction. The effective tax rate for the first nine months of 2024 includes a nominal amount of discrete income tax expense primarily consisting of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that are not likely to be realized for one of the Company’s foreign subsidiaries. The effective tax rate for the first nine months of 2023 included a net discrete income tax benefit of $3.4 million, primarily related to an optimization of our foreign-derived intangible income deduction benefit, excess tax benefits from stock-based compensation awards, and return to provision adjustments.

Government Tax Credits
Pursuant to The Inflation Reduction Act of 2022 (IRA), the Company is eligible for the Advanced Manufacturing Production Credit (production credit) beginning in 2023. The production credit provides an annual cash benefit for a portion of the production costs for the sale of certain critical minerals produced in the U.S. and sold during the year. On October 24, 2024, the U.S. Treasury Department published final regulations on the production credit that include clarifying guidance regarding the definition of production costs included in the computation of the production credit. The company is currently in the process of analyzing the final regulations to determine the amount of the production costs eligible for inclusion in the calculation of the production credit for the tax year ended December 31, 2024. The amount of the benefit that the Company is entitled to receive in connection with the production credit will ultimately depend on its analysis of the final regulations.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Thousands, except per share amounts)	2024	2023	2024	2023
Numerator for basic and diluted EPS:
Net income	$22,294	$26,564	$54,739	$76,234
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,749	20,640	20,723	20,611
Effect of dilutive securities:
Stock appreciation rights	75	79	83	87
Restricted stock units	44	84	61	89
Performance-based restricted stock units	52	102	68	104
Diluted potential common shares	171	265	212	280
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,920	20,905	20,935	20,891
Basic EPS	$1.07	$1.29	$2.64	$3.70
Diluted EPS	$1.07	$1.27	$2.61	$3.65

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 148,038 and 47,250 for the quarters ended September 27, 2024 and September 29, 2023, respectively, and 110,555 and 36,927 for the nine months ended September 27, 2024 and September 29, 2023, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	September 27,	December 31,
(Thousands)	2024	2023
Raw materials and supplies	$129,539	$117,693
Work in process	276,998	268,717
Finished goods	70,059	55,187
Inventories, net	$476,596	$441,597
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $385.7 million and $351.5 million as of September 27, 2024 and December 31, 2023, respectively.

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

As of September 27, 2024 and December 31, 2023, $65.6 million and $84.7 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of September 27, 2024 $7.0 million of the prepayments are classified as Unearned revenue.

Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the third quarter and first nine months ended September 27, 2024 and September 29, 2023, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	September 27,	September 29,	September 27,	September 29,
(Thousands)	2024	2023	2024	2023
Components of net periodic benefit (credit) cost
Service cost	$279	$209	$12	$13
Interest cost	1,916	1,966	58	68
Expected return on plan assets	(2,541)	(2,421)	—	—
Amortization of prior service (benefit) cost	(22)	(21)	—	(139)
Amortization of net loss (gain)	32	(75)	(87)	(95)
Net periodic benefit (credit) cost	$(336)	$(342)	$(17)	$(153)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Thousands)	2024	2023	2024	2023
Components of net periodic benefit (credit) cost
Service cost	$813	$642	$37	$38
Interest cost	5,728	5,909	175	205
Expected return on plan assets	(7,600)	(7,282)	—	—
Amortization of prior service (benefit) cost	(64)	(65)	—	(417)
Amortization of net loss (gain)	96	(231)	(262)	(285)
Net periodic benefit (credit) cost	$(1,027)	$(1,027)	$(50)	$(459)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company did not make any contributions to its domestic defined benefit plan in the third quarter or first nine months of 2024 or 2023.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2024 and 2023 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at June 28, 2024	$1,718	$5,709	$(323)	$7,104	$(48,894)	$(9,097)	$(50,887)
Other comprehensive income (loss) before reclassifications	(695)	(3,805)	(148)	(4,648)	—	7,579	2,931
Amounts reclassified from accumulated other comprehensive income (loss)	(135)	(1,294)	295	(1,134)	(77)	—	(1,211)
Net current period other comprehensive (loss) income before tax	(830)	(5,099)	147	(5,782)	(77)	7,579	1,720
Deferred taxes	(191)	(1,173)	34	(1,330)	(15)	—	(1,345)
Net current period other comprehensive (loss) income after tax	(639)	(3,926)	113	(4,452)	(62)	7,579	3,065
Balance at September 27, 2024	$1,079	$1,783	$(210)	$2,652	$(48,956)	$(1,518)	$(47,822)

Balance at June 30, 2023	$1,290	$7,069	$(443)	$7,916	$(40,549)	$(6,810)	$(39,443)
Other comprehensive (loss) income before reclassifications	766	2,398	515	3,679	—	(3,259)	420
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,140)	83	(1,057)	(299)	—	(1,356)
Net current period other comprehensive (loss) income before tax	766	1,258	598	2,622	(299)	(3,259)	(936)
Deferred taxes	176	289	138	603	(154)	—	449
Net current period other comprehensive (loss) income after tax	590	969	460	2,019	(145)	(3,259)	(1,385)
Balance at September 29, 2023	$1,880	$8,038	$17	$9,935	$(40,694)	$(10,069)	$(40,828)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive income (loss) before reclassifications	177	774	(708)	243	—	2,030	2,273
Amounts reclassified from accumulated other comprehensive income (loss)	(335)	(3,856)	564	(3,627)	(266)	—	(3,893)
Net current period other comprehensive (loss) income before tax	(158)	(3,082)	(144)	(3,384)	(266)	2,030	(1,620)
Deferred taxes	(36)	(709)	(33)	(778)	32	—	(746)
Net current period other comprehensive (loss) income after tax	(122)	(2,373)	(111)	(2,606)	(298)	2,030	(874)
Balance at September 27, 2024	$1,079	$1,783	$(210)	$2,652	$(48,956)	$(1,518)	$(47,822)

Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive income (loss) before reclassifications	862	5,525	119	6,506	—	(1,313)	5,193
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	(2,950)	193	(2,792)	(844)	—	(3,636)
Net current period other comprehensive (loss) income before tax	827	2,575	312	3,714	(844)	(1,313)	1,557
Deferred taxes	190	592	72	854	(378)	—	476
Net current period other comprehensive (loss) income after tax	637	1,983	240	2,860	(466)	(1,313)	1,081
Balance at September 29, 2023	$1,880	$8,038	$17	$9,935	$(40,694)	$(10,069)	$(40,828)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.4 million and $7.7 million in the third quarter and first nine months of 2024, respectively, compared to $2.6 million and $7.8 million, respectively, in the same periods of 2023.
The Company granted 36,919 SARs to certain employees during the first nine months of 2024. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 27, 2024 were $135.58 and $50.46, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	4.17%
Dividend yield	0.38%
Volatility	38.3%
Expected term (in years)	4.6

The Company granted 50,873 stock-settled RSUs to certain employees during the first nine months of 2024. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $130.31 for stock-settled RSUs granted to employees during the nine months ended September 27, 2024. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2024. The weighted-average fair value of the stock-settled PRSUs was $164.40 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 27, 2024, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $19.3 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 27, 2024 and December 31, 2023:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2024	2023	2024	2023	2024	2023	2024	2023
Financial Assets
Deferred compensation investments	$5,654	$4,899	$5,654	$4,899	$—	$—	$—	$—
Foreign currency forward contracts	1,163	615	—	—	1,163	615	—	—
Interest rate swap	3,601	6,492	—	—	3,601	6,492	—	—
Precious metal swaps	104	353	—	—	104	353	—	—
Total	$10,522	$12,359	$5,654	$4,899	$4,868	$7,460	$—	$—
Financial Liabilities
Deferred compensation liability	$5,654	$4,899	$5,654	$4,899	$—	$—	$—	$—
Foreign currency forward contracts	1,777	1,500	—	—	1,777	1,500	—	—
Interest Rate Swap	1,287	1,096			1,287	1,096		—
Precious metal swaps	380	485	—	—	380	485	—	—
Total	$9,098	$7,980	$5,654	$4,899	$3,444	$3,081	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of September 27, 2024 and December 31, 2023. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note N — Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge exposure to movements in interest rates associated with borrowings, foreign currency exposures, and precious metal exposures. The objectives and strategies for using derivatives in these areas are as follows:
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of September 27, 2024 and December 31, 2023:

	September 27, 2024		December 31, 2023
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$31,145	$1,150	$23,122	$558
Other liabilities and accrued items	27,343	1,343	25,853	1,180
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.2 million of foreign currency losses and $0.2 million of foreign currency gains related to derivatives in the third quarter and first nine months of 2024, respectively, compared to less than $0.1 million of foreign currency losses in the third quarter and $0.4 million of foreign currency losses in the first nine months of 2023.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of September 27, 2024 and December 31, 2023:

	September 27, 2024
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$1,830	$13	$—	$73	$—
Foreign currency forward contracts - euro	13,931	—	—	361	—
Precious metal swaps	265	104	—	380	—
Interest rate swap	200,000	2,271	1,330	322	965
Total	$216,026	$2,388	$1,330	$1,136	$965

	December 31, 2023
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,167	$32	$—	$20	$—
Foreign currency forward contracts - euro	23,064	25	—	300	—
Precious metal swaps	15,717	353	—	485	—
Interest rate swap	200,000	3,658	2,834	—	1,096
Total	$240,948	$4,068	$2,834	$805	$1,096

All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $1.3 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At September 27, 2024, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the third quarter and first nine months of 2024 and 2023:

		Third Quarter Ended
(Thousands)		September 27, 2024	September 29, 2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(135)	$—
Precious metal swaps	Cost of sales	295	83
Interest rate swap	Interest expense - net	(1,294)	(1,140)
Total		$(1,134)	$(1,057)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Nine Months Ended
(Thousands)		September 27, 2024	September 29, 2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(335)	$(35)
Precious metal swaps	Cost of sales	564	193
Interest rate swap	Interest expense - net	(3,856)	(2,950)
Total		$(3,627)	$(2,792)

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.4 million and $4.6 million at September 27, 2024 and December 31, 2023, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note P — Debt

(Thousands)	September 27, 2024	December 31, 2023
Borrowings under Credit Agreement	$241,375	$149,250
Borrowings under the Term Loan Facility	247,500	270,000
Overdraft Sweep Facility	—	3,825
Foreign debt	8,499	5,918
Total debt outstanding	497,374	428,993
Current portion of long-term debt	(37,542)	(38,597)
Gross long-term debt	459,832	390,396
Unamortized deferred financing fees	(2,076)	(2,820)
Long-term debt	$457,756	$387,576
As of September 27, 2024 and December 31, 2023, the Company had $241.4 million outstanding at an average interest rate of 6.90% and $149.3 million outstanding at an average interest rate of 6.96%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of September 27, 2024 was $127.0 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 27, 2024.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The balance outstanding on the term loan facility as of September 27, 2024 and December 31, 2023 was $247.5 million and $270.0 million, respectively.

At September 27, 2024 and December 31, 2023, there was $6.7 million and $47.0 million, respectively, outstanding against the letters of credit sub-facility.

Note Q — Subsequent Events

On October 20, 2024, the Company entered into an agreement to sell the assets of the target manufacturing operations at the Company’s Albuquerque facility (“Target assets”). The transaction subsequently closed on October 25, 2024. Based on the facts and circumstances as of September 27, 2024, the Company determined that not all criteria were met to classify the Target assets as held for sale as of September 27, 2024. Approximately $5 million of net assets were included in the transaction. Based on the final purchase price, the Company estimates that a loss will be recorded in the fourth quarter of 2024.

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

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	September 27,	September 29,	$	%
(Thousands, except per share data)	2024	2023	Change	Change
Net sales	$436,715	$403,067	$33,648	8%
Value-added sales	263,828	270,532	(6,704)	(2)%
Gross margin	80,938	88,936	(7,998)	(9)%
Gross margin as a % of value-added sales	31%	33%
Selling, general, and administrative (SG&A) expense	35,009	38,806	(3,797)	(10)%
SG&A expense as a % of value-added sales	13%	14%
Research and development (R&D) expense	7,868	6,322	1,546	24%
R&D expense as a % of value-added sales	3%	2%
Restructuring expense	1,493	1,077	416	39%
Other—net	5,309	6,211	(902)	(15)%
Operating profit	31,259	36,520	(5,261)	(14)%
Other non-operating (income)—net	(642)	(685)	43	(6)%
Interest expense—net	8,839	7,678	1,161	15%
Income before income taxes	23,062	29,527	(6,465)	(22)%
Income tax expense	768	2,963	(2,195)	(74)%
Net income	$22,294	$26,564	$(4,270)	(16)%

Diluted earnings per share	$1.07	$1.27	$(0.20)	(16)%

Net sales of $436.7 million in the third quarter of 2024 increased $33.6 million from $403.1 million in the third quarter of 2023. An increase in net sales in the Electronic Materials was partially offset by decreased net sales in the Performance Materials and Precision Optics segments. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $30.3 million when compared to the prior year third quarter.

Volume increases in the semiconductor (11%) and aerospace and defense (30%) end markets were partially offset by a decrease in the telecom and data center (49%) end market as well as decreased sales in the consumer electronic end market (17%) primarily driven by our largest customer. Additionally, there was a $2.9 million year over year decrease in raw material beryllium hydroxide sales compared to the third quarter of 2023. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $263.8 million in the third quarter of 2024 decreased $6.7 million, or 2%, compared to the third quarter of 2023. A volume decrease in the telecom and data center (47%) end market as well as decreased sales in the consumer electronic end market (16%) primarily driven by our largest customer were partially offset by an increase in the aerospace and defense (35%) and semiconductor (10%) end markets. Additionally, there was a $2.9 million year over year decrease in raw material beryllium hydroxide sales compared to the third quarter of 2023.

Gross margin in the third quarter of 2024 was $80.9 million, a decrease of 9% compared to the third quarter of 2023. Gross margin expressed as a percentage of value-added sales decreased to 31% in the third quarter of 2024 from 33% in the third quarter of 2023. The decrease in gross margin is primarily due to unfavorable price/mix as well as higher costs associated with the production ramp of the precision clad strip facility.

SG&A expense was $35.0 million in the third quarter of 2024, compared to $38.8 million in the third quarter of 2023. The decrease in SG&A expense was primarily due to various cost savings initiatives implemented throughout 2023 and during the first nine months of 2024. Expressed as a percentage of value-added sales, SG&A expense was 13% and 14% in the third quarter of 2024 and 2023, respectively.

R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense as a percent of value-added sales increased slightly from 2% in the third quarter of 2023 to 3% in the third quarter of 2024.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the third quarter of 2024, we recorded $1.5 million of restructuring charges across all segments. In the third quarter of 2023, we recorded $1.1 million of restructuring charges primarily in our Electronic Materials segment. See Note D to the Consolidated Financial Statements for further discussion.

Other-net was $5.3 million of expense in the third quarter of 2024, or a $0.9 million decrease from the third quarter of 2023. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $8.8 million and $7.7 million in the third quarter of 2024 and 2023, respectively. The increase in interest expense is primarily due to an increase in interest rates and borrowings compared to the prior year period.

Income tax expense for the third quarter of 2024 was $0.8 million, compared to $3.0 million in the third quarter of 2023. The effective tax rate for the third quarter of 2024 and 2023 was 3.3% and 10.0%, respectively. The effective tax rate for 2024 and 2023 is lower than the statutory tax rate primarily due to the impact of the foreign-derived intangible income deduction, percentage depletion and research and development tax credits. See Note F to the Consolidated Financial Statements for additional discussion.

Nine Months

	Nine Months Ended
	September 27,	September 29,	$	%
(Thousands, except per share data)	2024	2023	Change	Change
Net sales	$1,247,868	$1,244,144	$3,724	—%
Value-added sales	801,509	837,351	(35,842)	(4)%
Gross margin	233,009	269,327	(36,318)	(13)%
Gross margin as a % of value-added sales	29%	32%
SG&A expense	104,454	118,053	(13,599)	(12)%
SG&A expense as a % of value-added sales	13%	14%
R&D expense	22,712	21,098	1,614	8%
R&D expense as a % of value-added sales	3%	3%
Restructuring (income) expense	6,161	3,194	2,967	93%
Other—net	14,112	18,178	(4,066)	(22)%
Operating profit	85,570	108,804	(23,234)	(21)%
Other non-operating (income)—net	(1,925)	(2,141)	216	(10)%
Interest expense—net	25,920	22,820	3,100	14%
Income before income taxes	61,575	88,125	(26,550)	(30)%
Income tax expense	6,836	11,891	(5,055)	(43)%
Net income	$54,739	$76,234	$(21,495)	(28)%

Diluted earnings per share	$2.61	$3.65	$(1.04)	(28)%

Net sales of $1,247.9 million in the first nine months of 2024 increased $3.7 million from $1,244.1 million in the first nine months of 2023. An increase in net sales in the Electronic Materials segment was partially offset by decreases in the Performance Materials and Precision Optics segments. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $49.3 million when compared to the prior year first nine months.

Volume decreases in the energy (24%), industrial (14%), telecom and data center (41%) and automotive (18%) end markets were partially offset by an increase in the aerospace and defense (30%) end market. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales of $801.5 million in the first nine months of 2024 decreased $35.8 million, or 4%, compared to the first nine months of 2023. Volume decreases in the industrial (19%), semiconductor (6%), automotive (20%), energy (24%), and telecom and data center (40%) end markets were partially offset by an increase in the aerospace and defense (36%) end market.

Gross margin in the first nine months of 2024 was $233.0 million, a decrease of 13% compared to the first nine months of 2023. Gross margin expressed as a percentage of value-added sales decreased to 29% in the first nine months of 2024 from 32% in the first nine months of 2023. Gross margin decreased from the prior year period primarily due to impact of lower volumes and related unabsorbed costs in the first half of 2024. Additionally, gross margin was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility.

SG&A expense was $104.5 million in the first nine months of 2024, compared to $118.1 million in the first nine months of 2023. The decrease in SG&A expense was primarily due to various cost savings initiatives implemented throughout 2023 and during the nine months of 2024. Expressed as a percentage of value-added sales, SG&A expense was 13% and 14% in the first nine months of 2024 and 2023, respectively.

R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 3% of value-added sales in the first nine months of both 2024 and 2023.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first nine months of 2024, we recorded a combined total of $6.2 million of restructuring charges in our Electronic Materials, Precision Optics, Performance Materials and Other segments. In the first nine months of 2023, we recorded a combined total of $3.2 million of restructuring charges primarily in our Precision Optics, Electronic Materials and Performance Materials segments. Refer to Note D to the Consolidated Financial Statements for details.

Other-net was $14.1 million of expense in the first nine months of 2024, or a $4.1 million decrease from the first nine months of 2023. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $25.9 million and $22.8 million in the first nine months of 2024 and 2023, respectively. The increase in interest expense is primarily due to an increase in interest rates and borrowings compared to the prior year period.

Income tax expense for the first nine months of 2024 was $6.8 million, compared to $11.9 million in the nine months of 2023. The Company's effective tax rate for the first nine months of 2024 and 2023 was 11.1% and 13.5%, respectively. The effective tax rate for the first nine months of 2024 includes a nominal amount of discrete income tax expense primarily consisting of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that are not likely to be realized for one of the Company’s foreign subsidiaries. The effective tax rate for the first nine months of 2023 included a net discrete income tax benefit of $3.4 million, primarily related to an optimization of our foreign-derived intangible income deduction benefit, excess tax benefits from stock-based compensation awards, and return to provision adjustments. See Note F to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2024 and 2023 is as follows:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Thousands)	2024	2023	2024	2023
Net sales
Performance Materials	$177,376	$184,642	$533,534	$554,427
Electronic Materials	236,906	192,305	641,564	611,855
Precision Optics	22,433	26,120	72,770	77,862
Other	—	—	—	—
Total	$436,715	$403,067	$1,247,868	$1,244,144

Less: pass-through metal costs
Performance Materials	$13,768	$15,748	$41,283	$51,906
Electronic Materials	159,067	116,772	404,953	354,829
Precision Optics	52	15	123	58
Other	—	—	—	—
Total	$172,887	$132,535	$446,359	$406,793

Value-added sales
Performance Materials	$163,608	$168,894	$492,251	$502,521
Electronic Materials	77,839	75,533	236,611	257,026
Precision Optics	22,381	26,105	72,647	77,804
Other	—	—	—	—
Total	$263,828	$270,532	$801,509	$837,351
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

Performance Materials
Third Quarter

	Third Quarter Ended
	September 27,	September 29,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$177,376	$184,642	$(7,266)	(4)%
Value-added sales	163,608	168,894	(5,286)	(3)%
EBITDA	44,802	46,366	(1,564)	(3)%
Net sales from the Performance Materials segment of $177.4 million in the third quarter of 2024 decreased 4% compared to net sales of $184.6 million in the third quarter of 2023. The decrease in sales was due to lower sales volumes in the telecom and data center (49%) end market as well as decreased sales in the consumer electronic (17%) end market primarily driven by our largest customer. Additionally, there was a $2.9 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the third quarter of 2023. These decreases were partially offset by increased volumes in the aerospace and defense (45%) end market.
Value-added sales of $163.6 million in the third quarter of 2024 were 3% lower than value-added sales of $168.9 million in the third quarter of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $44.8 million in the third quarter of 2024, compared to $46.4 million in the third quarter of 2023. The impact of unfavorable pricing/mix was offset by the favorable impact manufacturing performance as a result of the various cost control measures implemented throughout 2024.
Nine Months

	Nine Months Ended
	September 27,	September 29,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$533,534	$554,427	$(20,893)	(4)%
Value-added sales	492,251	502,521	(10,270)	(2)%
EBITDA	115,893	134,061	(18,168)	(14)%
Net sales from the Performance Materials segment of $533.5 million in the first nine months of 2024 decreased 4% compared to net sales of $554.4 million in the first nine months of 2023. The decrease in sales was due to lower sales volumes in the industrial (18%), telecom and data center (41%) and automotive (19%) end markets. These decreases were partially offset by increased volumes in the aerospace and defense (39%) end market.
Value-added sales of $492.3 million in the first nine months of 2024 were 2% lower than value-added sales of $502.5 million in the first nine months of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $115.9 million in the first nine months of 2024 compared to $134.1 million in the first nine months of 2023. The decrease in EBITDA was primarily driven by the impact unfavorable price/mix as well as the impact of lower volumes and related unabsorbed costs in the first half of 2024. Additionally, EBITDA was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility.

Electronic Materials
Third Quarter

	Third Quarter Ended
	September 27,	September 29,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$236,906	$192,305	$44,601	23%
Value-added sales	77,839	75,533	2,306	3%
EBITDA	12,309	10,155	2,154	21%
Net sales from the Electronic Materials segment of $236.9 million in the third quarter of 2024 were 23% higher than net sales of $192.3 million in the third quarter of 2023. The increase in net sales was primarily due to higher precious metal pass through costs, which increased net sales by $30.3 million compared to the third quarter of 2023. Additionally, net sales increased as a result of higher sales volumes in the semiconductor (11%) end market.
Value-added sales of $77.8 million in the third quarter of 2024 increased 3% compared to value-added sales of $75.5 million in the third quarter of 2023. The increase in value-added sales was due to the sales volume increases noted above which also drove the increase in net sales.
EBITDA for the Electronic Materials segment was $12.3 million in the third quarter of 2024 compared to $10.2 million in the third quarter of 2023. EBITDA increased due to higher sales volume along with the impact of various targeted cost control initiatives implemented in 2023 and throughout 2024.

Nine Months

	Nine Months Ended
	September 27,	September 29,	$	%
(Thousands)	2024	2023	Change	Change
Net sales	$641,564	$611,855	$29,709	5%
Value-added sales	236,611	257,026	(20,415)	(8)%
EBITDA	40,118	37,504	2,614	7%
Net sales from the Electronic Materials segment of $641.6 million in the first nine months of 2024 were 5% higher than net sales of $611.9 million in the first nine months of 2023. The increase in net sales was primarily due to higher precious metal pass through costs, which increased net sales by $49.3 million compared to the first nine months of 2023. This was partially offset by decreased sales volumes in the energy (26%) end market.
Value-added sales of $236.6 million in the first nine months of 2024 decreased 8% compared to value-added sales of $257.0 million in the first nine months of 2023. The decrease in value-added sales was driven by decreased sales volumes in the energy (28%) and semiconductor (4%) end markets.
EBITDA for the Electronic Materials segment was $40.1 million in the first nine months of 2024 compared to $37.5 million in the first nine months of 2023. Despite decreased value-added sales, EBITDA increased slightly as a result of the various targeted cost control initiatives implemented in 2023 and throughout 2024.

Precision Optics
Third Quarter

(Thousands)	Third Quarter Ended
	September 27,	September 29,	$	%
	2024	2023	Change	Change
Net sales	$22,433	$26,120	$(3,687)	(14)%
Value-added sales	22,381	26,105	(3,724)	(14)%
EBITDA	(39)	3,261	(3,300)	(101)%
Net sales from the Precision Optics segment of $22.4 million in the third quarter of 2024 decreased 14% compared to net sales of $26.1 million in the third quarter of 2023. The decrease was primarily due to lower sales volumes in the aerospace and defense end market (28%).
Value-added sales of $22.4 million in the third quarter of 2024 decreased 14% compared to value-added sales of $26.1 million in the third quarter of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was a slight loss in the third quarter of 2024 compared to income of $3.3 million in the third quarter of 2023. The decrease in EBITDA was due to the impact of lower sales volumes and unfavorable mix.

Nine Months

(Thousands)	Nine Months Ended
	September 27,	September 29,	$	%
	2024	2023	Change	Change
Net sales	$72,770	$77,862	$(5,092)	(7)%
Value-added sales	72,647	77,804	(5,157)	(7)%
EBITDA	1,297	7,654	(6,357)	(83)%
Net sales from the Precision Optics segment of $72.8 million in the first nine months of 2024 decreased 7% compared to net sales of $77.9 million in the first nine months of 2023. The decrease was primarily due to lower sales volumes in the industrial (13%) and automotive (23%) end markets.
Value-added sales of $72.6 million in the first nine months of 2024 decreased 7% compared to value-added sales of $77.8 million in the first nine months of 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $1.3 million in the first nine months of 2024 compared to $7.7 million in the first nine months of 2023. The decrease in EBITDA was due to the impact of lower sales volumes and unfavorable mix.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	September 27,	September 29,	$	%
	2024	2023	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(6,578)	(7,497)	919	(12)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $6.6 million in the third quarter of 2024 compared to $7.5 million in the third quarter of 2023. Corporate costs as a percent of Company-wide value-added sales decreased from 3% in the third quarter of 2023, to 2% in the third quarter of 2024. The decrease in corporate costs is the result of various targeted cost control initiatives implemented in 2024.

Nine Months

(Thousands)	Nine Months Ended
	September 27,	September 29,	$	%
	2024	2023	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(18,522)	(21,750)	3,228	(15)%
Corporate costs were $18.5 million in the first nine months of 2024 compared to $21.8 million in the first nine months of 2023. Corporate costs as a percent of Company-wide value-added sales decreased from 3% in the first nine months of 2023, to 2% in the first nine months of 2024. The decrease in corporate costs is the result of various targeted cost control initiatives implemented in 2024.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	September 27,	September 29,	$
(Thousands)	2024	2023	Change
Net cash provided by operating activities	$11,564	$84,505	$(72,941)
Net cash used in investing activities	(60,545)	(94,160)	33,615
Net cash provided by financing activities	52,926	13,735	39,191
Effects of exchange rate changes	635	(780)	1,415
Net change in cash and cash equivalents	$4,580	$3,300	$1,280
Net cash provided by operating activities totaled $11.6 million in the first nine months of 2024 versus $84.5 million in the prior-year period. The decrease in operating cash flow was driven by lower earnings as well as unfavorable working capital usage. Working capital requirements used cash of $48.5 million in the first nine months of 2024 compared to working capital usage of $9.5 million for the first nine months of 2023. The increase in cash used for working capital was primarily due to timing of cash collections for outstanding receivables in the third quarter of 2024 and a continued increase in inventory throughout 2023 and 2024 to support continued business growth and customer partnerships. Additionally, the Company received $16.7 million of customer prepayments in the first nine months of 2023 and none in 2024.
Net cash used in investing activities was $60.5 million in the first nine months of 2024 compared to $94.2 million in the prior-year period. The decrease in cash used in investing activities is due to decreased capital expenditures in line with decreased cash provided by operating activities.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2024, the Company expects payments for property, plant, and equipment to be approximately $80 million.
Net cash provided by financing activities totaled $52.9 million in the first nine months of 2024 and $13.7 million in the comparable prior-year period. The increase is primarily due to a increase in borrowings under our revolving credit facilities in the first nine months of 2024 of $91.1 million, compared to net borrowings of $39.6 million in the same period in the prior year.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At September 27, 2024, cash and cash equivalents held by our foreign operations totaled $14.2 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $21.7 million. At September 27, 2024, the Company had borrowings outstanding of $7.2 million, which reduced the aggregate availability under these facilities to $14.5 million.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of September 27, 2024 and December 31, 2023 is as follows:

	September 27,	December 31,
(Thousands)	2024	2023
Cash and cash equivalents	$17,874	$13,294
Total outstanding debt	495,298	426,173
Net debt	$(477,424)	$(412,879)
Available borrowing capacity	$171,460	$178,734

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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of September 27, 2024 and December 31, 2023. Cash on hand up to $25.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $229.3 million as of September 27, 2024, compared to $263.5 million as of December 31, 2023. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the third quarter or first nine months of 2024. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million.
We paid cash dividends of $2.8 million and $8.3 million on our common stock in the third quarter and first nine months of 2024, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $385.7 million and $351.5 million as of September 27, 2024 and December 31, 2023, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of September 27, 2024. For additional information on our material cash obligations, refer to our 2023 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2023 Annual Report on Form 10-K.
As noted in the "Critical Accounting Policies" section in our 2023 Annual Report on Form 10-K, the Company performs a goodwill impairment assessment for each reporting unit in the fourth quarter. If a quantitative test is performed, the fair value of the reporting unit will be estimated using an income approach (a discounted cash flow model) as well as a market approach.
On September 25, 2024, the Company announced the appointment of a new President of its Precision Optics reporting unit. As a part of the transition into this role, the new President has begun an extensive review of the business and its short-term and long-term strategic initiatives, concurrent with the Company’s annual strategic planning process, which will conclude later in the fourth quarter of 2024. As of October 30, 2024, there have been no changes to the long-term strategy for the Precision Optics reporting unit.
The upcoming results of the new President’s review, including any shifts in strategy of the Precision Optics reporting unit as part of the annual strategic planning process, could materially impact the future cash flow assumptions of the Precision Optics reporting unit. Due to the fact that the carrying value of the Precision Optics reporting unit exceeded fair value by less than 10% in the Company’s 2023 goodwill assessment, any future changes in business conditions or strategic initiatives impacting the future cash flow assumptions could have an unfavorable impact on the fair value of the Precision Optics reporting unit, which could result in future impairment.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 27, 2024 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 27, 2024.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended September 27, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29 through August 2, 2024	—	$—	—	$8,316,239
August 3 through August 30, 2024	—	—	—	8,316,239
August 31 through September 27, 2024	—	—	—	8,316,239
Total	—	$—	—	$8,316,239

(1)
On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended September 27, 2024, the Company did not repurchase any shares under this program. As of September 27, 2024, $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information

During the quarter ended September 27, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 27, 2024*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 30, 2024
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)