Form 10-K
period 2024-12-31
MATERION Corp
filed 2025-02-19
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 28, 2024 was $2,243,377,327.
As of January 31, 2025, there were 20,765,214 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Item 1.    BUSINESS

THE COMPANY
Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.7 billion in net sales in 2024. The Company was incorporated in Ohio in 1931. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences.

SEGMENT INFORMATION
Our businesses are organized under four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. Our Other reportable segment includes unallocated corporate costs. Additional information regarding our segments and business is presented below.

Performance Materials
Performance Materials provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered metal solutions in the forms of strip, bulk, rod, plate, bar, tube, and many specialized custom shapes produced at manufacturing facilities located throughout the United States and Europe and sold through distribution global hubs. This segment operates the world's largest bertrandite ore mine and refinery, which is located in Utah, providing feedstock hydroxide for our beryllium businesses and external sale. In addition to the products described below, this segment globally provides engineering and product development services to help our customers and partners with product design, including delivering prototype parts and other data to demonstrate that the products will perform under the required design specifications. Performance Materials operates through three global product lines: Advanced Alloys, Specialty Materials, and Performance Solutions, as described below:
•Advanced Alloys manufactures and globally provides to our customers three upstream (primary) product lines: alloyed metals, high-performance beryllium products, and beryllium hydroxide. Alloyed metals are made with copper and/or nickel (with or without beryllium) in ingot, shot, billet, plate, rod, bar, tube forms, and customized shapes. Depending on the application, the materials may provide one or a combination of superior strength, specific strength, wear and corrosion resistance, thermal and electrical conductivity, tribological benefits, and machinability. Applications for alloyed metals products include oil & gas drilling and production components, bearings, bushings, welding electrodes, plastic injection or metal die casting mold tooling, and electrical or electronic connectors. Major end markets for alloyed metals include industrial, automotive, aerospace and defense, energy, and life sciences. Alloyed metals competes with companies around the world that produce alloys with similar properties. High performance beryllium products are primarily beryllium metal products, which may also be alloys or other mixtures with aluminum and may be beryllium oxide. The materials are manufactured in billet, ingot, plate, sheet, powder, and customized shape forms. These materials are used in applications that require high stiffness and/or low density or high thermal conductivity and/or high electrical resistance. The properties are provided from the unique combination of material properties, or in applications requiring specific interactions with sub-atomic, high-energy particles, or in applications requiring strong affinity for oxygen such as in the manufacture of primary aluminum and magnesium. Beryllium hydroxide is produced at our milling operations in Utah from our bertrandite ore mine and purchased beryl ore. The hydroxide is used primarily as a raw material input for beryllium-containing alloys and, to a lesser extent, beryllium products. Key competitors include NGK Insulators, IBC Advanced Alloys Corp., Ningxia Orient Tantalum Industry Co., Ltd., Le Bronze Alloys, Minotti Metals, SA, KME AG & Co. KG, Aurubis AG, MKM Mansfelder Kupfer und Messing GmbH, AMPCO Metal, Chuetsu Metal Works Ltd, American Beryllia Inc., CBL Ceramics Limited, CoorsTek, Inc., and Ulba Metallurgical.
•Specialty Materials produces and provides our customers various thicknesses of precision strip products as well as various diameters of rod and wire products. The strip, rod, and wire products are beryllium and non-beryllium containing alloys that are made primarily with copper and nickel to provide unique combinations of high conductivity, high reliability, and high formability for use as connectors, contacts, springs, switches, relays, shielding, and bearings. In addition, Specialty Materials also produces and provides unique engineered strip metal products, which incorporate clad inlay and overlay metals, including precious and base metal electroplated systems, electron beam welded systems, contour profiled systems, and solder-coated metal systems. These engineered strip metal products provide a variety of thermal, electrical, or mechanical properties from a surface area or particular section of the material. Our precision cladding and plating capabilities allow for precious metal or other base metals to be applied in continuous strip form, only where it is needed, reducing the material cost to our customers as well as providing design flexibility and performance. Major end markets include consumer electronics, life sciences, automotive, aerospace and defense, industrial, and energy. Key competitors include NGK Insulators, Wieland Electric, Inc., Aurubis Stolberg GmbH, Diehl Metall Stiftung & Co. KG, Nippon Mining, Proterial Ltd.,Wickeder Group, Heraeus Inc., AMI Doduco, Inc., and other North American continuous strip and plating companies.
•Performance Solutions provides engineered end-product technologies to our customers, including near-net shape and finished machined beryllium containing and non-beryllium containing products. These products and materials are suitable for applications that require high stiffness and/or low density due to their unique combination of properties. Performance Solutions provides beryllium metal and beryllium alloy components mainly to the aerospace and defense and energy end markets. Beryllium foil products are provided for radiographic and acoustic applications, beryllium oxide ceramics are provided for a wide range of heat sink and high temperature industrial applications, and our copper beryllium products meet the demanding strength and corrosion resistance specifications required for sub-sea telecommunication equipment. In addition, our engineering teams have developed several innovative non-beryllium materials to meet demanding wear resistance or strength-to-weight applications used in a variety of industries. Our ToughMetTM alloys provide extended life for industrial bushings and bearings and tremendous wear resistance in oil and gas rig components. Our SupremEXTM products offer the industry’s highest quality aluminum silicon carbide metal matrix composite formulation, well suited for a wide range of applications from high performance engine components and aerospace structural components to high-stiffness consumer electronic components. Direct competitors include IBC Advanced Alloys, NGK Metals, ATI Specialty Metals, CBL Ceramics Limited, and CoorsTek, Inc.
Performance Material's products are primarily sold directly from its facilities throughout the United States, Asia, and Europe, as well as distributed internationally through a network of Company-owned service centers, outside distributors, and agents.

Electronic Materials
Electronic Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal pre-forms and high temperature braze materials. These products are used in high-performance logic, advanced memory, micro-electromechanical systems and power management integrated circuits, radio frequency devices, data storage, display, architectural glass, solar, optical coating, and other applications within the semiconductor, energy, and industrial end markets. Electronic Materials also has metal recovery operations and in-house refining that allow for the recycling of precious metals.
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

Precision Optics
Precision Optics is a designer and manufacturer of advanced optical components, including precision thin-film coatings, optical filters, and assemblies. These critical components are essential for enabling cutting-edge technologies across diverse end markets, including aerospace and defense, automotive, consumer electronics, semiconductor, medical, and industrial applications.
With manufacturing facilities strategically located in Europe, Asia, and the United States, Precision Optics ensures a global reach and efficient delivery of its products. Distribution channels include direct sales from manufacturing facilities, as well as through direct sales offices and a network of independent sales representatives worldwide.
Precision Optics competes in a dynamic market with larger diversified technology companies, smaller specialized firms, and international competitors. The Company differentiates itself through a combination of factors:

•Technological Expertise and Innovation: Continuous investment in R&D drives the development of advanced coatings and optical solutions, maintaining a competitive edge.
•Customer Focus: Building strong partnerships with customers allows Precision Optics to understand their unique needs and deliver tailored solutions that exceed expectations.
•Manufacturing Excellence: State-of-the-art manufacturing facilities and rigorous quality control processes ensure consistent product quality and reliability.
While Precision Optics actively pursues new applications and markets, it recognizes the inherent challenges of operating in a rapidly evolving technological landscape. The Company adapts to changing market demands and proactively addresses potential disruptions to maintain its position as a leading provider of advanced optical components. Principal competition includes Viavi Corporation, Coherent Corporation, MKS Newport Optics, Alluxa, and a number of smaller regional and national suppliers.

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
Approximately 800 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences end markets. In fiscal year 2024 and 2023, one customer in our Performance Materials segment accounted for approximately ten percent of our net sales. Prior to this, no single customer accounted for ten percent or more of our net sales.

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

Backlog
The backlog of unshipped orders as of December 31, 2024, 2023, and 2022 was $537.6 million, $573.4 million, and $576.2 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2024 will be filled over the next 18 months.

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

Human Capital Management
Materion employees are located throughout the world. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. We employed approximately 3,037 people globally as of December 31, 2024. Approximately 341 were in the Asia–Pacific region, 444 were in the Europe, the Middle East, and Africa (EMEA) region, and 2,252 were in the North America region. Among our total global employee population, approximately 2,005 were employed in manufacturing. Our strong employee base, along with their commitment to customer service excellence and uncompromising values, provides the foundation for our Company’s success.
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

Health and Safety
The environment, health, safety, and well-being of our employees is our highest priority and is a Materion core value. We have a strong and mature Environmental, Health, and Safety (EHS) program based on the 45001 standard. We began a new chapter in Materion’s longstanding effort to reduce the risk of injuries in 2023 with the integration of human operating performance concepts and a concerted focus on identifying and controlling high energy sources such as electrical, hydraulic, steam and chemical energy. All factory leadership received detailed training on the model as well as the operations staff receiving basic training on the concepts last year. In 2024, we experienced a 20 percent improvement in our injury frequency rate and lowered our severity rate to one of the lowest in the primary nonferrous industry. A new interactive learning management system increasing operator hazard recognition skills was deployed as well. Performance improvement was also due in part to a large increase in safety conversations between operators and supervision as well as a campaign to dramatically increase near miss reporting. To ensure sustainability we conduct self-audits of our processes and systems to create an environment where our colleagues leave their workplace safely, every day. Capital investments to reduce the risk of injury, chemical exposure, business interruption and property loss are integrated into the annual capital plan. On an annual basis, our corporate long-range strategies are critically analyzed, reviewed and updated and then improvement plans are developed. Progress of improvement plans is tracked, and daily critical safety statistics and metrics are published internally. Our corporate intranet site is visible to all global employees, where we share detailed descriptions of serious injuries and near misses and their corrective actions, as well as other proactive measures to promote lessons learned and ensure worker safety. Safety awareness and employee engagement programs have been implemented at all global facilities. We also have onsite medical staff at three key manufacturing sites to provide medical testing for employees to determine any potential exposure to beryllium, of which Materion is a leading global supplier.

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
Our employee resource groups (ERGs) are Company-sponsored groups of global employees that support and promote the specific mutual objectives of both the employees and the Company. The ERGs serve as platforms for employees to network, learn, develop, and grow in a supportive environment that emphasizes our commitment to diversity and inclusion. As of December 31, 2024, we had four ERGs: ELEVATE (Women); V.E.T. (veterans and allies of the military); LGBTQ+; and United Voices of Materion (all ethnic backgrounds).

Talent Development
We continue to provide professional development and training for all global employees. By providing employees with wide-ranging development opportunities and paths to success, we empower them to realize their full potential. Our development activities support our goal to develop and retain employees while building a strong foundation on their critical capabilities. We strongly encourage employees to build development plans in partnership with their managers and supervisors, providing both ongoing and specific opportunities for two-way communication and corresponding action. We offer formalized mentoring, development plans, and stretch assignments for employees who are engaged in career development programs. Apprenticeship programs have been implemented in some of our largest plant sites, and we continue to develop a path for apprenticeship program expansion throughout the Company. Likewise, we have implemented career development programs and tools in other key professional functional areas.
We are committed to identifying and developing the talents of our next generation of leaders. Our robust and fully integrated talent and succession-planning process supports the development of our talent pipeline for critical roles in operations management, commercial excellence, and engineering. We have maintained our campus recruitment initiatives to ensure a strong pipeline of talent into the organization. Additionally, Company development programs have been designed to target and accelerate key leadership and functional skill sets. On an annual basis, we conduct organizational reviews with our Chief Executive Officer and all business unit and function senior leaders to identify and evaluate our high potential, diverse talent and create succession plans for our most critical roles.

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
A substantial number of our customers are in the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences end markets. Each of these end markets is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, inflation, tariffs, rising interest rates and the strength or weakness of the U.S. dollar, the strength of the semiconductor, automotive electronics, and oil and gas industries, the rate of construction of telecommunications infrastructure equipment, and government spending on defense.
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
In 2024, 19% of our value-added sales were to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings.
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

A cybersecurity incident impacting customer, employee, supplier, or Company information, or Company systems or infrastructure, may have a material adverse effect on our business, financial condition, and results of operations.
In the conduct of our business, we collect, use, transmit, store, and report data on information systems owned by the Company or support or hosted by third parties, and interact with customers, vendors, and employees. Increased global information technology (IT) security threats and in some instances, more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, as well as those of third parties who we rely on, and risk the confidentiality, availability, and integrity of our data and systems. We protect our sensitive, confidential, or proprietary information as well as personal data, our facilities, and IT systems, but we and third parties upon whom we rely to host or protect our data, facilities, and IT systems may be vulnerable to cybersecurity threats and future cybersecurity incidents. In the conduct of our business, we also are in the process of preparing for a Level 2 Cybersecurity Maturity Model Certification (CMMC), including by engaging an external third party to audit our information security standards against CMMC requirements. Despite our security measures, the IT systems and infrastructure of the Company and third parties who host or secure our data may be vulnerable to customer viruses, cyber-attacks, harmful malware or ransomware, denial-of-services attacks and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through in software including that is software commonly used by companies in cloud-based services and bundled software. Any such threat or incident could compromise our networks and those of third parties and the information stored there could be accessed, publicly disclosed, lost, or stolen. A cybersecurity incident and any attacks impacting our systems or data could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. The Company has taken steps to protect our computer systems and data; however, there is always a risk of successful intrusions or attacks, and any intrusions or attacks could pose a risk of undetected data loss or theft that could later be used to harm the Company.
These cybersecurity threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisers, and other third parties with whom we conduct business. Cyber attacks, vulnerabilities, and disruptions impacting those systems could result in the loss, theft, or disclosure of confidential, proprietary, or personal information or intellectual property and could also interrupt or damage our operations, harm our reputation, and subject us to legal claims. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

Data privacy compliance and breaches and the evolving global governmental regulations relating to data privacy and cybersecurity could adversely affect our results of operations and profitability.
The Company is subject to increasingly complex and changing laws and regulations enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Laws and regulations addressing personal information, including with respect to the European Union’s General Data Protection Regulation (GDPR), and the California Consumer Privacy Act of 2018 (CCPA) as amended by the California Privacy Rights Act (CPRA), and other similar United States state privacy laws, and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance. Similarly, our role as a subcontractor to government contractors. The interpretation and application of data protection laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing costs as part of our efforts to protect our business data and personal information and comply with applicable law. Any failure, or perceived failure, to comply with our data protection or privacy-related legal obligations may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.
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
A portion of our production costs at our mine an manufacturing facilities are fixed regardless of current operating levels. Our operating levels are subject to conditions beyond our control that may increase the cost of products for varying lengths of time. These conditions include, among other things, weather (including severe weather caused by climate change), fire, natural disasters, pit wall failures, and ore processing changes. Our operations also involve the handling and production of potentially explosive materials. It is possible that an explosion at our mine or other manufacturing facilities could result in death or injuries to employees and others and material property damage to third parties and us. Any explosion could expose us to adverse publicity or liability for damages and materially adversely affect our operations. Any of these events could increase our cost of operations.
Tax increases and changes in tax laws may adversely affect our financial results
As a company conducting business on a global basis with material operations throughout the United States, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, local, and foreign tax laws. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax laws. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers. Specifically, the Inflation Reduction Act of 2022 may be subject to change by future presidential administrations, including the Trump administration. It is not possible at this time to determine whether such actions will be taken and the impact they may have on the Company.
Our success is dependent upon our relationships with certain key customers.
Although the Company serves a diverse customer base, a portion of our sales is concentrated amongst a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations and financial condition could be materially and adversely impacted. In fiscal year 2024 and 2023, one Performance Material customer accounted for approximately ten percent of our net sales.
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
We sell to customers outside of the United States from our domestic and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 57% in 2024 and 51% in 2023 and 2022, respectively of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:
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
Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial position, results of operations, or cash flows. For example, the Trump administration has proposed to significantly increase tariffs on foreign imports into the United States, particularly from Canada, China and Mexico. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.
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
Additionally we, as well as our customers, are subject to laws regulating worker exposure to beryllium. In 2018, OHSA issued a final standard for workplace exposure to beryllium. Materion was a participant in the development of the standards, which fundamentally represent our current health and safety operating practices. Other government and standard-setting organizations are also reviewing beryllium-related worker safety rules and standards, and will likely make them more stringent. The development, proposal, or adoption of more stringent standards may affect buying decisions by the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.
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
Our restructuring efforts may not have the intended effects.
We have implemented restructuring and other actions to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth. However, there is no assurance that these efforts, or that any other actions that we have taken or may take in the future, will be sufficient to counter any future economic or industry disruptions. We cannot provide assurance that we will not incur future restructuring charges or impairment charges, or that we will achieve all of the anticipated benefits from the restructuring actions we have taken or plan to take in the future.
If we are unable to retain our qualified management and employees, our business may be negatively affected.

Our ability to provide high quality products and services depends in part on our ability to retain our skilled personnel in the areas of management, product engineering, servicing and sales. Competition for such personnel is intense, and our competitors can be expected to attempt to hire our management and skilled employees from time to time. In addition, our restructuring activities and strategies for growth have placed, and are expected to continue to place, increased demands on our management’s skills and resources. If we are unable to retain our management team and professional personnel, our customer relationships and level of technical expertise could be negatively affected, which may materially and adversely affect our business.
Any interruption of our workforce, including interruptions due to our restructuring initiatives, unionization efforts, changes in labor relations or shortages of appropriately skilled individuals could affect our business.
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
We detect frequent attempts by third parties to gain access to our systems and networks, and the frequency of such attempts could increase in the future. As of the date of the filing of this Form 10-K, we are not aware of and do not believe that any such attempts that have occurred since the beginning of 2024 that have had a material effect, or are reasonably likely to have a material effect, on our business, operations, or financial condition. However, there can be no assurance that our protection efforts will be successful. See “Risks Relating to Our Business and Operations – A cybersecurity incident impacting customer, employee, supplier, or Company information, or Company systems or infrastructure, may have a material adverse effect on our business, financial condition, and results of operations.” in “Risk Factors” on page 10 of this Form 10-K.

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
The full Board attends two of the Audit and Risk Committee meetings at which information technology and cyber risk are discussed. Additionally, at least annually, the full Board attends a cybersecurity training from external experts and reviews and discusses our technology strategy with the Chief Information Officer and approves our technology strategic plan.

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

Item 2.    PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2024, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2024, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,100
Manufacturing Facilities
Albuquerque, New Mexico (2)	Owned/Leased	13,000/23,460
Alzenau, Germany (2)	Leased	136,400
Balzers, Lichtenstein(3)	Leased	83,400
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	110,000
Delta, Utah (1)	Owned	100,800
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Jena, Germany (3)	Owned	102,700
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	166,500/27,100
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned/Leased	106,000/150,000
Newton, MA (1,2)	Owned/Leased	125,000/110,800
Penang, Malaysia (3)	Leased	68,000
Reading, Pennsylvania (1)	Owned/Leased	128,800/287,000
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Taoyuan City, Taiwan (2)	Leased	32,500
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	78,000
Wheatfield, New York (2)	Owned	35,000
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,000
Eschborn, Germany (3)	Leased	500
Seoul, Korea (2)	Leased	2,200
Shanghai, China (1)	Leased	5,000
Stuttgart, Germany (1)	Leased	49,000
Tokyo, Japan (1)	Leased	5,400

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
In accordance with Item 1302 of Regulation S-K, a registrant is required to file a TRS as an exhibit to its Annual Report on Form 10-K when disclosing for the first time ore reserves or resources or when ore reserves or resources have changed materially since the last TRS was filed for the property. Because there have been no material changes to the Company’s reserves or resources in 2024, it is not filing a TRS as an exhibit to this Form 10-K.

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
Beryllium Claims
As of December 31, 2024 there were no pending beryllium cases.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of January 31, 2025, there were 592 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
September 28 through November 1, 2024	—	$—	—	$8,316,239
November 2 through November 29, 2024	—	$—	—	8,316,239
November 30 through December 31, 2024	—	$—	—	8,316,239
Total	—	$—	—	$8,316,239

(1)	On January 14, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of our common stock; this Board authorization does not have an expiration date. During the three months ended December 31, 2024, we did not repurchase any shares under this program.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

350
300
250
200
150
100
50
0
Dollars
2019
2020
2021
2022
2023
2024
Materion Common Stock
Russell 2000
S&P SmallCap 600
S&P SmallCap 600 - Materials

	2020	2021	2022	2023	2024
Materion Corporation	$108	$156	$150	$222	$170
Russell 2000	118	135	106	121	134
S&P SmallCap 600	110	137	113	129	138
S&P SmallCap 600 - Materials	121	142	132	157	157
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2019 and that all applicable dividends were reinvested.

Item 6.    [RESERVED]
Reserved.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences.

RESULTS OF OPERATIONS

(Thousands except per share data)	2024	2023	2022
Net sales	$1,684,739	$1,665,187	$1,757,109
Value-added sales	1,097,577	1,127,071	1,114,411
Gross margin	325,985	349,042	343,880
Gross margin as a % of Net sales	19%	21%	20%
Gross margin as a % of Value-added sales	30%	31%	31%
Selling, general, and administrative (SG&A) expense	145,588	157,911	169,338
SG&A expense as a % of Net sales	9%	9%	10%
SG&A expense as a % of Value-added sales	13%	14%	15%
Research and development (R&D) expense	29,028	27,540	28,977
R&D expense as a % of Net sales	2%	2%	2%
R&D expense as a % of Value-added sales	3%	2%	3%
Restructuring expense	6,848	3,824	1,573
Goodwill impairment	56,067	—	—
Long-lived asset impairment	17,134	—	—
Loss on asset disposal	6,412	—	—
Other — net	17,685	23,323	24,237
Operating profit	47,223	136,444	119,755
Other non-operating (income) expense — net	(2,443)	(2,710)	(5,250)
Interest expense — net	34,764	31,323	21,905
Income before income taxes	14,902	107,831	103,100
Income tax expense (benefit)	9,014	12,129	17,110
Net income	5,888	95,702	85,990

Diluted earnings per share	0.28	4.58	4.14

2024 Compared to 2023
Net sales of $1,684.7 million in 2024 increased $19.5 million from $1,665.2 million in 2023. An increase in net sales in the Electronic Materials was partially offset by decreased net sales in the Performance Materials and Precision Optics segments. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $79.5 million when compared to the prior year. Additionally, volume decreases in the energy (21%), industrial (11%) and automotive (16%) end markets were partially offset by a volume increase in the aerospace and defense (25%) end market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $1,097.6 million in 2024 decreased $29.5 million compared to $1,127.1 million in 2023. Volume decreases in the industrial (16%), energy (23%) and automotive (19%) end markets were partially offset by an increase in the aerospace and defense (28%) end market.

Gross margin was $326.0 million in 2024, a 7% decrease from $349.0 million in 2023. Gross margin expressed as a percentage of net sales was 19% in 2024 and 21% in 2023. Gross margin expressed as a percentage of value-added sales was 30% in 2024 and 31% in 2023. Gross margin decreased from the prior year primarily due to impact of lower volumes and related unabsorbed costs in the first half of 2024. Additionally, gross margin was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility.
SG&A expense totaled $145.6 million in 2024 as compared to $157.9 million in 2023. The decrease in SG&A expense for 2024 was primarily due to various cost savings initiatives throughout 2024.
R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D expense was $29.0 million in 2024, an increase of 5% compared to 2023. R&D costs as a percentage of net sales remained flat at 2% in 2024 and 2023 but as a percent of value-added sales increased from 2% in 2023 to 3% in 2024.
Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In 2024, we recorded a combined total of $6.8 million of restructuring charges across all segments compared to $3.8 million in 2023. See Note D of the Consolidated Financial Statements for further details of restructuring activities.
Goodwill impairment was $56.1 million in 2024. There were no goodwill impairments recorded in 2023. The impairment charges were recorded in the Precision Optics reporting unit in the fourth quarter of 2024 as a result of the Company's annual goodwill impairment testing. Refer to Note A to the Consolidated Financial Statements for additional discussion.
Long-lived asset impairment was $17.1 million in 2024 related to the Company’s Malaysia facility in the Precision Optics segment. There were no long-lived asset impairments recorded in 2023. Refer to Note A to the Consolidated Financial Statements for additional discussion.
Loss on asset disposal was $6.4 million in 2024 due to the sale of the Company's Large Area Target business at its Albuquerque, New Mexico facility and wind-down of the related refinery in the fourth quarter of 2024. There were no material asset disposals in 2023.
Other-net totaled expense of $17.7 million and $23.3 million in 2024 and 2023, respectively. The decrease Other-net was primarily driven by a decrease in metal consignment fees. Refer to Note E to the Consolidated Financial Statements for the major components within Other-net.
Other non-operating (income) expense-net includes components of pension and post-retirement income other than service costs. Refer to Note O of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $34.8 million in 2024 and $31.3 million in 2023. The increase in interest expense in 2024 compared to 2023 was primarily due to an increase in borrowings compared to the prior year.
Income tax expense (benefit) for 2024 was $9.0 million of expense compared to $12.1 million of expense in 2023. The decrease in income tax expense in 2024 compared to 2023 was primarily due to lower pre-tax income and more favorable impacts of the production credit and depletion in 2024. Refer to Note G to the Consolidated Financial Statements for further details on income taxes.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our results for 2023 compared to 2022.
Segment Disclosures
The Company has four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs.

Performance Materials

(Thousands)	2024	2023	2022
Net sales	$744,503	$755,547	$671,525
Value-added sales	688,030	688,553	589,531
EBITDA	169,276	174,471	125,227

2024 Compared to 2023

Net sales from the Performance Materials segment of $744.5 million in 2024 decreased 1% compared to 2023. The decrease in sales was due to lower sales volumes in the industrial (13%) and automotive (16%) end markets. These decreases were partially offset by increased volumes in the aerospace and defense (33%) end market.

Value-added sales of $688.0 million in 2024 decreased slightly from value-added sales of $688.6 million in 2023, consistent with the decrease in net sales. The decrease in value-added sales was driven by the same factors driving the decrease in net sales.

EBITDA for the Performance Materials segment was $169.3 million in 2024 compared to $174.5 million in 2023. The decrease in EBITDA was primarily driven by the impact unfavorable price/mix as well as the impact of lower volumes and related unabsorbed costs in the first half of 2024. Additionally, EBITDA was unfavorably impacted in 2024 by higher costs associated with the production ramp of the precision clad strip facility. This was partially offset by incremental benefit from the Advanced Manufacturing Production Credit (production credit) recorded in 2024 compared to 2023. See Note G of the Consolidated Financial Statements for further discussion regarding the accounting for the production credit.

Electronic Materials

(Thousands)	2024	2023	2022
Net sales	$845,746	$805,751	$971,902
Value-added sales	315,252	334,730	412,783
EBITDA	47,443	45,747	67,806

2024 Compared to 2023
Net sales from the Electronic Materials segment of $845.7 million in 2024 was 5% higher than net sales of $805.8 million in 2023. The increase in net sales was primarily due to higher precious metal pass through costs, increasing net sales by approximately $79.5 million when compared to the prior year. This increase was partially offset by a decrease in sales volumes in the energy end market (24%).
Value-added sales of $315.3 million decreased 6% compared to value-added sales of $334.7 million in 2023. The decrease in value-added sales was due to the sales volume decrease noted above.
EBITDA for the Electronic Materials segment was $47.4 million in 2024 compared to $45.7 million in 2023. Despite the decrease in value-added sales and the $6.4 million loss on disposal recorded in 2024 related to the sale of the Target business at the Company's Albuquerque facility, EBITDA increased due to the impact of various targeted cost control initiatives implemented in 2023 and throughout 2024. See Note A of the Consolidated Financial Statements for further discussion of the sale of the Target business.
Precision Optics

(Thousands)	2024	2023	2022
Net sales	$94,490	$103,889	$113,682
Value-added sales	94,295	103,788	113,580
EBITDA	(73,297)	9,860	13,753

2024 Compared to 2023

Net sales from the Precision Optics segment were $94.5 million in 2024, a decrease of 9% compared to net sales of $103.9 million in 2023. The decrease was primarily due to lower sales volumes in the industrial (13%), automotive (27%) and aerospace and defense (10%) end markets.

Value-added sales of $94.3 million in 2024 decreased 9% compared to value-added sales of $103.8 million in 2023. The decrease in value-added sales was due to the same factors driving the decrease in net sales.

EBITDA for the Precision Optics segment was a loss of $73.3 million in 2024 compared to income of $9.9 million in 2023. The decrease in EBITDA was driven by impairments recorded in 2024 for the Precision Optics reporting unit and Malaysia of $73.2 million as well as decreased sales volumes, partially offset by targeted cost control initiatives implemented in 2024. See Note A of the Consolidated Financial Statements for further discussion of the impairment charges recorded during 2024.
Other

(Thousands)	2024	2023	2022
Net sales	$—	$—	$—
Value-added sales	—	—	(1,483)
EBITDA	(25,080)	(29,280)	(28,345)

2024 Compared to 2023
The Other reportable segment in total includes unallocated corporate costs. Corporate costs of $25.1 million in 2024 decreased from $29.3 million in 2023. Corporate costs were 2 and 3% of total Company value-added sales in 2024 and 2023, respectively.
Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2024, 2023, and 2022 is as follows:

(Thousands)	2024	2023	2022
Net sales
Performance Materials	$744,503	$755,547	$671,525
Electronic Materials	845,746	805,751	971,902
Precision Optics	94,490	103,889	113,682
Other	—	—	—
Total	$1,684,739	$1,665,187	$1,757,109

Less: pass-through metal costs
Performance Materials	$56,473	$66,994	$81,994
Electronic Materials	530,494	471,021	559,119
Precision Optics	195	101	102
Other	—	—	1,483
Total	$587,162	$538,116	$642,698

Value-added sales
Performance Materials	$688,030	$688,553	$589,531
Electronic Materials	315,252	334,730	412,783
Precision Optics	94,295	103,788	113,580
Other	—	—	(1,483)
Total	$1,097,577	$1,127,071	$1,114,411

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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2024	2023	2022
Net cash provided by operating activities	$87,817	$144,414	$115,958
Net cash (used in) investing activities	(79,605)	(119,222)	(79,729)
Net cash provided by (used in) financing activities	(4,186)	(24,850)	(35,558)
Effects of exchange rate changes	(607)	(149)	(2,032)
Net change in cash and cash equivalents	$3,419	$193	$(1,361)
Net cash provided by operating activities totaled $87.8 million in 2024 versus $144.4 million in 2023. The decrease in net cash provided by operating activities was primarily driven by working capital outflows in 2024 compared to 2023. Continued focus on working capital resulted in flat inventory and relatively flat accounts receivable balances as of December 31, 2024 compared to the December 31, 2023, as opposed to a net cash inflow in 2023 of $4.7 million in the prior year when these efforts began. Additionally, in line with the Company's cost savings initiatives, accounts payable and accruals decreased in 2024 compared to an increase in accounts payable in 2023, creating an unfavorable impact to operating cash flows of $22.4 million. In addition, there was a $16.7 million decrease in operating cash flow due to lower unearned income for customer prepayments related to the agreements with a customer as discussed in Note K. Lastly, the decrease in unearned revenue due to an increase in shipments for customers which prepaid had an unfavorable impact to operating cash flow $7.3 million when compared to the prior year.
Net cash used in investing activities was $79.6 million in 2024 compared to $119.2 million in 2023. The decrease in cash used in investing activities is due to decreased capital expenditures concurrent with the decrease in cash flow provided by operating activities.
Net cash used in financing activities decreased $20.7 million from 2023. The decrease in 2024 compared to 2023 is a result of an increase in draws on our credit facilities, offset by increased repayments of our long-term debt in 2024.
Dividends per common share increased 4% to $0.535 per share in 2024. Total dividend payments to common shareholders were $11.1 million in 2024 and $10.6 million in 2023. In May 2024, the Board of Directors declared an increase in our quarterly dividend from $0.13 to $0.135 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and share repurchase programs, environmental remediation projects, and strategic acquisitions for at least the next 12 months and the foreseeable future thereafter. At December 31, 2024, cash and cash equivalents held by our foreign operations totaled $15.7 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2024 and December 31, 2023 is as follows:

	December 31,
(Thousands)	2024	2023
Cash and cash equivalents	$16,713	$13,294
Total outstanding debt	442,008	426,173
Net (debt) cash	(425,295)	(412,879)
Available borrowing capacity	$168,997	$178,734
Net (debt) cash is a non-GAAP financial measure. We are providing this information because we believe it is more indicative of our overall financial position. It is also a measure our management uses to assess financing and other decisions. We believe that based on our typical cash flow generated from operations, we can support a higher leverage ratio in future periods.
The available borrowing capacity in the table above represents the additional amounts that could be borrowed under our revolving credit facility and other secured lines existing as of the end of each year depicted. The applicable debt covenants have been taken into account when determining the available borrowing capacity, including the covenant that restricts borrowing capacity to a multiple of the twelve-month trailing adjusted earnings before interest, income taxes, depreciation and amortization, and other adjustments.
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2024 and December 31, 2023. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $233.4 million as of December 31, 2024, compared to $263.5 million as of December 31, 2023. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum number of common shares required to be repurchased in a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares in 2023 or 2024. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.

Material Future Cash Obligations
The following table summarizes our material future obligations with respect to debt and associated interest as of December 31, 2024. In addition to the amounts below, the Company anticipates incurring costs related to its finance lease obligations and non-cancelable lease payments for operating leases with an initial lease term in excess of one year. These obligations are further detailed in Note L.

(Millions)	2025	2026	2027	2028	2029	There- after	Total
Debt (1)	$34.3	$409.2	$0.2	$0.2	$0.1	$—	$444.0
Interest payments on debt (2)	$13.8	$9.7	$—	$—	$—	$—	$23.5
Total	$48.1	$418.9	$0.2	$0.2	$0.1	$—	$467.5

(1)     Refer to Note N to the Consolidated Financial Statements.
(2)    These amounts represent future interest payments related to our total debt, excluding any interest payments to be made on borrowings under our Credit Agreement.
Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $381.6 million as of December 31, 2024 versus $351.5 million as of December 31, 2023. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2024 and December 31, 2023. Refer to Note I for additional information.

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
You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have to demonstrate economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of additional work must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.
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
The following represents our indicated and inferred ore mineral resources, exclusive of mineral reserves, as of December 31, 2024 and December 31, 2023:

	Indicated	Inferred
As of December 31, 2024
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

As of December 31, 2023
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

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
The following represents our ore mineral reserves:

	Proven	Probable	Total
As of December 31, 2024
Tonnage (in thousands)	7,475	962	8,437
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	36.58	4.97	41.55

As of December 31, 2023
Tonnage (in thousands)	7,598	962	8,560
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	37.21	4.97	42.18
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

(Thousands of Pounds of Beryllium)	2024	2023	2022
Domestic ore	507	405	382
Non-domestic ore	—	—	—
Unyielded total	507	405	382
Annual yield	82%	89%	90%
Beryllium produced	418	362	344
% of mill capacity	65%	56%	53%
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
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Electronic Materials segment totaled $206.3 million as of December 31, 2024. Within the Precision Optics segment, goodwill totaled $31.3 million. The remaining $26.2 million is related to the Performance Materials segment.
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
Due to the slower than expected semiconductor market recovery impacting the Electronic Materials reporting unit and recent results for the Precision Optics reporting unit, the Company elected to perform a quantitative annual impairment assessment for the Electronic Materials and Precision Optics reporting units' goodwill as of October 1, 2024 and a qualitative impairment test for the Performance Materials reporting unit.
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
The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the reporting unit. During the fourth quarter of 2024, the Company considered sales multiples in the low single digits and EBITDA multiples in the range high single digits to mid double digits.
As discussed in Note A, the Company's annual goodwill impairment test indicated the carrying value of the Precision Optics reporting unit exceeded its estimated fair value as of the measurement date of October 1, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $56.1 million which was recorded in "Goodwill Impairment" in the accompanying Consolidated Statements of Income in the Precision Optics segment.
As of October 1, 2024, based on the quantitative assessments for the Electronic Materials reporting unit, the estimated fair value was substantially in excess of the carrying value. Additionally, for the Performance Materials reporting unit, there were no indicators of impairment based on the qualitative analysis performed.
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
We also compared our market capitalization as of October 1, 2024 to the carrying value of our equity and considering an implied control premium, we noted no other impairment indicators or triggering events.

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
We are charged a consignment fee by the precious metal consignors that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2024, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.8 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts with terms that match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2024, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2024, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.4 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2024, 2023, or 2022 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances and borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. As of December 31, 2024 the net fair value of our interest rate swaps were $4.6 million. In February 2023 we amended the terms of the interest rate swap to hedge the change in 1-month USD-SOFR. See Note R for further discussion. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $77.6 million as of December 31, 2024. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2024 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2024 would reduce 2025 pre-tax profits by approximately $3.3 million. This reduction in profits would be primarily offset with the foreign currency gain from the 10% movement in the exchange rates with effective hedges.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure to any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2024. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Materion Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reconciliation of Precious Metals Consignment Inventory
Description of the Matter
At December 31, 2024, the notional value of the Company’s off-balance sheet precious metals was $381.6 million. As discussed in Note I to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
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

To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the significant assumptions and data used to estimate the total value of the precious metal, which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31, 2024, evaluated the underlying data used in the reconciliation, and confirmed certain consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assays, assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, data from their refine vendors, and other factors and assessed the historical accuracy of management’s analysis to evaluate the assumptions that were most significant to the calculated weight of the precious metal inventory.

Precision Optics Goodwill Impairment Evaluation
Description of the matter
As discussed in Notes A and M to the consolidated financial statements, during 2024, the Company recorded a $56.1 million impairment charge attributable to its Precision Optics reporting unit. The Company performed a quantitative impairment assessment of its Precision Optics reporting unit’s goodwill as of October 1, 2024, and concluded that the reporting unit’s carrying value exceeded its estimated fair value and, therefore, goodwill was impaired. Significant assumptions used in the Company’s fair value estimate included revenue growth rates, EBITDA margins, terminal growth rate and the discount rate.
Auditing the Company’s Precision Optics reporting unit’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to the significant assumptions named above, which are affected by expectations about future market or economic conditions.

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
February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2025

Materion Corporation and Subsidiaries
Years Ended December 31, 2024, 2023, & 2022
Consolidated Statements of Income

(Thousands except per share amounts)	2024	2023	2022
Net sales	$1,684,739	$1,665,187	$1,757,109
Cost of sales	1,358,754	1,316,145	1,413,229
Gross margin	325,985	349,042	343,880
Selling, general, and administrative expense	145,588	157,911	169,338
Research and development expense	29,028	27,540	28,977
Goodwill impairment	56,067	—	—
Long-lived asset impairment	17,134	—	—
Loss on asset disposal	6,412	—	—
Restructuring expense (Note D)	6,848	3,824	1,573
Other — net (Note E)	17,685	23,323	24,237
Operating profit	47,223	136,444	119,755
Other non-operating (income) expense — net (Note O)	(2,443)	(2,710)	(5,250)
Interest expense — net (Note F)	34,764	31,323	21,905
Income before income taxes	14,902	107,831	103,100
Income tax expense (benefit) (Note G)	9,014	12,129	17,110
Net income	$5,888	$95,702	$85,990
Basic earnings per share:
Net income per share of common stock	$0.28	$4.64	$4.19
Diluted earnings per share:
Net income per share of common stock	$0.28	$4.58	$4.14

Weighted-average number of shares of common stock outstanding:
Basic	20,732	20,619	20,511
Diluted	20,928	20,911	20,760

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income

(Thousands)	2024	2023	2022
Net income	$5,888	$95,702	$85,990
Other comprehensive income:
Foreign currency translation adjustment	(7,981)	5,208	(5,869)
Derivative and hedging activity, net of tax expense (benefit) of $(21), $(543), and $1,387, respectively	(73)	(1,817)	4,655
Pension and post-employment benefit adjustment, net of tax expense (benefit) of $(876), $(1,208), and $518, respectively	(6,044)	(8,430)	(526)
Other comprehensive income (loss)	(14,098)	(5,039)	(1,740)
Comprehensive income	$(8,210)	$90,663	$84,250

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows

(Thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$5,888	$95,702	$85,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	68,676	61,644	53,436
Amortization of deferred financing costs in interest expense	1,714	1,712	1,734
Stock-based compensation expense (non-cash)	10,560	10,092	8,813
Amortization of pension and post-retirement costs	(307)	(1,318)	(146)
Loss on sale of property, plant, and equipment	1,201	20	14
Deferred income tax (benefit) expense	(16,598)	(7,005)	1,733
Impairment charges	73,201	—	—
Loss on asset disposal	6,412
Net pension curtailments and settlements	—	142	(551)
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(3,723)	23,359	(4,377)
Decrease (increase) in inventory	(468)	(18,700)	(63,986)
Decrease (increase) in prepaid and other current assets	(11,345)	(22,663)	(1,604)
Increase (decrease) in accounts payable and accrued expenses	(15,757)	6,631	12,860
Increase (decrease) in unearned revenue	(24,692)	(17,361)	207
Increase (decrease) in interest and taxes payable	(2,619)	3,771	154
Increase (decrease) in unearned income due to customer prepayments	—	16,676	21,942
Other — net	(4,326)	(8,288)	(261)
Net cash provided by operating activities	87,817	144,414	115,958
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	—	—	(2,971)
Payments for purchase of property, plant, and equipment	(68,649)	(110,550)	(77,608)
Payments for mine development	(12,159)	(9,326)	—
Proceeds from sale of property, plant, and equipment	1,203	654	850
Net cash used in investing activities	(79,605)	(119,222)	(79,729)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under credit facilities, net	45,692	8,065	230
Repayment of debt	(30,342)	(15,415)	(19,299)
Principal payments under finance lease obligations	(683)	(1,645)	(2,736)
Cash dividends paid	(11,087)	(10,621)	(10,160)
Deferred financing costs	(156)	—	—
Payments of withholding taxes for stock-based compensation awards	(7,610)	(5,234)	(3,593)
Net cash used in financing activities	(4,186)	(24,850)	(35,558)
Effects of exchange rate changes	(607)	(149)	(2,032)
Net change in cash and cash equivalents	3,419	193	(1,361)
Cash and cash equivalents at beginning of period	13,294	13,101	14,462
Cash and cash equivalents at end of period	$16,713	$13,294	$13,101
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2024 and 2023
Consolidated Balance Sheets

(Thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents (Note A)	$16,713	$13,294
Accounts receivable (Note A)	193,793	192,747
Inventories, net (Notes A and I)	441,299	441,597
Prepaid and other current assets	72,419	61,744
Total current assets	724,224	709,382
Deferred income taxes (Notes A and G)	2,964	4,908
Property, plant, and equipment (Notes A and J)	1,315,586	1,281,622
Less allowances for depreciation, depletion, and amortization	(804,781)	(766,939)
Property, plant, and equipment — net	510,805	514,683
Operating lease, right-of-use asset (Note L)	64,449	57,645
Intangible assets (Notes A and M)	109,312	133,571
Other assets (Note O)	22,140	21,664
Goodwill (Notes A and M)	263,738	320,873
Total Assets	$1,697,632	$1,762,726

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note N)	$34,274	$38,597
Accounts payable	105,901	125,663
Salaries and wages	20,939	25,912
Other liabilities and accrued items	47,523	45,773
Income taxes (Notes A and G)	4,906	5,207
Unearned revenue (Note C)	13,191	13,843
Total current liabilities	226,734	254,995
Other long-term liabilities	12,013	13,300
Operating lease liabilities (Note L)	62,626	53,817
Finance lease liabilities (Note L)	12,404	13,744
Retirement and post-employment benefits (Note O)	26,411	26,334
Unearned income (Notes A and K)	75,769	103,983
Long-term income taxes (Notes A and G)	1,818	3,815
Deferred income taxes (Notes A and G)	3,242	20,109
Long-term debt (Note N)	407,734	387,576
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2024 and 2023)	336,136	309,492
Retained earnings	849,111	854,334
Common stock in treasury (6,384 shares for 2024 and 6,502 shares for 2023)	(261,880)	(237,746)
Accumulated other comprehensive loss (Note P)	(61,046)	(46,948)
Other equity	6,560	5,921
Total shareholders’ equity	868,881	885,053
Total Liabilities and Shareholders’ Equity	$1,697,632	$1,762,726

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2021	20,448	6,700	$271,978	$693,756	$(209,920)	$(40,169)	$4,795	$720,440
Net income	—	—	—	85,990	—	—	—	85,990
Other comprehensive income	—	—	—	—	—	(1,740)	—	(1,740)
Cash dividends declared ($0.495 per share)	—	—	—	(10,160)	—	—	—	(10,160)
Stock-based compensation activity	135	(135)	15,977	(168)	(6,996)	—	—	8,813
Payments for withholding taxes for stock-based compensation awards	(43)	43	—	—	(3,593)	—	—	(3,593)
Directors’ deferred compensation	3	(3)	145	—	(355)	—	450	240
Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990
Net income	—	—	—	95,702	—	—	—	95,702
Other comprehensive income	—	—	—	—	—	(5,039)	—	(5,039)
Cash dividends declared ($0.515 per share)	—	—	—	(10,621)	—	—	—	(10,621)
Stock-based compensation activity	150	(150)	21,289	(165)	(11,032)	—	—	10,092
Payments for withholding taxes for stock-based compensation awards	(49)	49	—	—	(5,234)	—	—	(5,234)
Directors’ deferred compensation	2	(2)	103	—	(616)	—	676	163
Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053
Net income	—	—	—	5,888	—	—	—	5,888
Other comprehensive income	—	—	—	—	—	(14,098)	—	(14,098)
Cash dividends declared ($0.535 per share)	—	—	—	(11,087)	—	—	—	(11,087)
Stock-based compensation activity	175	(175)	26,519	(24)	(15,935)	—	—	10,560
Payments for withholding taxes for stock-based compensation awards	(59)	59	—	—	(7,610)	—	—	(7,610)
Directors’ deferred compensation	2	(2)	125	—	(589)	—	639	175
Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Organization:  Materion Corporation (the Company) is a holding company with subsidiaries that have operations in the United States, Europe, and Asia. These operations manufacture advanced engineered materials used in a variety of end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences. The Company has four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. Other includes unallocated corporate costs.
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
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2024. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the expected losses resulting from the inability of customers to pay amounts due. The Company considers the current market conditions and credit losses related to the Company's trade receivables based on the macroeconomic environment, geographic considerations, and other expected market trends. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. Accounts receivable were net of an allowance for credit losses of $0.8 million and $0.6 million at December 31, 2024 and December 31, 2023, respectively. The change in the allowance for credit losses includes expense and net write-offs, neither of which were material. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
During 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company sold $48.9 million of receivables in 2024 and recorded a loss on sale of $0.7 million.
Inventories: Inventories are stated at net realizable value. The associated inventory reserve was $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively. All of the Company's inventories, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the first-in, first-out (FIFO) method as of December 31, 2024 and 2023, except for its bertrandite ore mine which values inventory using a weighted average cost method.

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
On October 20, 2024, the Company entered into an agreement to sell the assets of the large area target manufacturing operations at the Company’s Albuquerque facility (“Target assets”) as a part of its portfolio management strategy. The transaction subsequently closed on October 25, 2024. In addition, the Company began the wind down of its refinery operations at the Albuquerque facility. This resulted in a loss on asset disposal of $6.4 million, which was recorded in the fourth quarter of 2024. These assets were a part of the Electronic Materials segment.
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
The cost of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production phase are referred to as "development costs." Development costs are capitalized during the development of an open-pit mine and are capitalized at each pit. These costs are amortized as the ore is extracted using the units-of-production method based upon total estimated recoverable proven reserves for the individual pit. The Company uses beryllium pounds as the unit of accounting measure for recording amortization.
To the extent that the aforementioned costs benefit an entire ore body, the costs are amortized over the estimated useful life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block area.
Goodwill and Other Intangible Assets:  Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company conducts its annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently under certain circumstances. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis of impairment of goodwill is necessary or a quantitative assessment ("step one") where the Company estimates the fair value of each reporting unit using a discounted cash flow method (income approach) as well as a market approach. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Intangible assets with finite lives are amortized using the straight-line method or effective interest method, as applicable, over the periods estimated to be benefited, which is generally 20 years or less. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant.

During the fourth quarter of fiscal 2024, the Company's annual goodwill impairment test indicated the carrying value of the Precision Optics reporting unit exceeded its estimated fair value as of the measurement date of October 1, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $56.1 million, which was recorded in "Goodwill Impairment" in the accompanying Consolidated Statements of Income in the Precision Optics segment. As previously disclosed, on September 25, 2024, the Company announced the appointment of a new President of its Precision Optics reporting unit. As a part of the transition into this role, the new president undertook an extensive review of the business and its short-term and long-term strategic initiatives, concurrent with the Company’s annual strategic planning process. These changes combined with current operating results resulted in adjustments to the forecast for the Precision Optics reporting unit based on more conservative views of business with key strategic partners.
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
Given the continued losses at the Company’s Malaysia facility and the change in leadership in the Precision Optics segment as discussed above, the Company determined that there were indicators of impairment in the fourth quarter of 2024. Accordingly, the Company performed a recoverability analysis that indicated the Malaysia asset group was not recoverable. The Company estimated the fair value of the asset group using the discounted cash flow method (income approach) and compared the estimated fair value to the current carrying value. As a result of this analysis, the Company fully impaired $10.1 million of its customer related intangible asset and recorded a partial impairment of $7.0 million related to the facility’s property plant and equipment. These long-lived asset impairments are presented within the "Long-lived Asset Impairment" line item within the accompanying Consolidated Statements of Income in the Precision Optics segment.
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
Also included in Unearned Income as of December 31, 2024 and 2023, are $60.9 million and $84.7 million, respectively, of customer prepayments. See Note K for additional discussion.
Advertising Costs: The Company expenses all advertising costs as incurred. Advertising costs were $0.1 million in 2024 and $0.3 million in 2023 and 2022, respectively.
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
New Pronouncements Adopted:  In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07 “Improvements to Reportable Segment Disclosures (Topic 280)”. This ASU updates current reportable segment disclosure requirements to require disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted the new guidance and has included the additional required disclosures in Note B. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations or cash flows.
New Accounting Guidance Issued and Not Yet Adopted: In December 2023, the FASB issued ASU No. 2023-09 “Improvements to Income Tax Disclosures (Topic 740)”. This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in the Company’s fiscal 2027 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations, cash flows or financial position. Specifically, the net sales related to the previously disclosed precision clad strip project have been reclassified from the other end market to the consumer electronics end market within Note B. Additionally, net sales related to the life sciences end market have been reclassified out of the other line item within Note B.
Note B — Segment Reporting and Geographic Information
The Company has the following operating segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, the Company's Chief Operating Decision Maker (CODM), in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the availability of discrete financial information and the Company’s organizational and management structure.
Performance Materials provides advanced engineered solutions comprised of beryllium and non-beryllium containing alloy systems and custom engineered parts in strip, bulk, rod, plate, bar, tube, and other customized shapes.
Electronic Materials produces advanced chemicals, microelectronics packaging, precious metal, non-precious metal, and specialty metal products, including vapor deposition targets, frame lid assemblies, clad and precious metal preforms, and high temperature braze materials.

Precision Optics produces thin film coatings, optical filter materials, sputter-coated, and precision-converted thin film materials.
The Other reportable segment includes unallocated corporate costs and assets.
The primary measure used by the CODM in evaluating segment performance is EBITDA. The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$744,503	$845,746	$94,490	$—	$1,684,739

Less:
Cost of sales	541,346	746,187	71,199	22	1,358,754
Selling, general and administrative expense	57,368	40,623	20,662	26,935	145,588
Goodwill impairment	—	—	56,067	—	56,067
Long-lived asset impairment	—	—	17,134	—	17,134
Loss on asset disposal	—	6,412	—	—	6,412
Other segment items (2)	14,192	23,125	13,742	59	51,118
Plus:
Segment depreciation, depletion and amortization	37,679	18,044	11,017	1,936	68,676
Segment EBITDA	$169,276	$47,443	$(73,297)	$(25,080)	$118,342
Income tax expense					9,014
Interest expense - net					34,764
Depreciation, depletion and amortization					68,676
Net Income					$5,888

	Year Ended December 31, 2023
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$755,547	$805,751	$103,889	$—	$1,665,187

Less:
Cost of sales	539,007	705,301	71,804	33	1,316,145
Selling, general and administrative expense	59,624	45,346	20,510	32,431	157,911
Other segment items (2)	13,592	26,397	12,999	(1,011)	51,977
Plus:
Segment depreciation, depletion and amortization	31,147	17,040	11,284	2,173	61,644
Segment EBITDA	$174,471	$45,747	$9,860	$(29,280)	$200,798
Income tax expense					12,129
Interest expense - net					31,323
Depreciation, depletion and amortization					61,644
Net Income					$95,702

	Year Ended December 31, 2022
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$671,525	$971,902	$113,682	$—	$1,757,109

Less:
Cost of sales	496,411	840,384	76,410	24	1,413,229
Selling, general and administrative expense	61,235	51,656	21,941	34,506	169,338
Other segment items (2)	12,988	28,564	12,119	(4,134)	49,537
Plus:
Segment depreciation, depletion and amortization	24,336	16,508	10,541	2,051	53,436
Segment EBITDA	$125,227	$67,806	$13,753	$(28,345)	$178,441
Income tax expense					17,110
Interest expense - net					21,905
Depreciation, depletion and amortization					53,436
Net Income					$85,990
(1) Excludes inter-segment sales of $5.9 million, $9.2 million and $14.0 million for Electronic Materials for 2024, 2023 and 2022, respectively. Inter-segment sales for Performance Materials were less than $0.1 million in 2024 and 2023. Excludes inter-segment sales of $0.7 million for Performance Materials for 2022. Inter-segment sales are eliminated in consolidation.
(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note E
•Non-operating expenses primarily related to pension costs

Other geographic information includes the following:

(Thousands)	2024	2023	2022
Net sales
United States	$720,449	$815,408	$867,053
Asia	508,332	406,123	519,395
Europe	431,315	422,018	355,691
All other	24,643	21,638	14,970
Total	$1,684,739	$1,665,187	$1,757,109
Property, plant, and equipment, net by country deployed
United States	$444,751	$435,296	$372,779
All other	66,054	79,387	75,986
Total	$510,805	$514,683	$448,765

International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, accounted for 10% or more of the Company’s net sales for the years presented.
In fiscal year 2024 and 2023, one customer in our Performance Materials segment accounted for approximately ten percent of our net sales. Prior to this, no single customer accounted for ten percent or more of our net sales.

No individual country other than the United States accounted for 10% or more of the Company's net property, plant and equipment as of December 31, 2024 or December 31, 2023.
The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets for each reportable segment.

The following table disaggregates revenue for each segment by end market for 2024, 2023 and 2022:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
2024
End Market
Semiconductor	$8,342	$705,625	$2,794	$—	$716,761
Industrial	127,743	33,521	25,439	—	186,703
Aerospace and Defense	192,074	5,240	22,643	—	219,957
Consumer Electronics	227,595	397	14,635	—	242,627
Automotive	71,471	6,668	6,740	—	84,879
Energy	41,649	68,830	—	—	110,479
Life Sciences	10,243	17,937	21,886	—	50,066
Other	65,386	7,528	353		73,267
Total	$744,503	$845,746	$94,490	$—	$1,684,739

2023
End Market
Semiconductor	$13,734	$645,113	$2,529	$—	$661,376
Industrial	147,321	33,915	29,277	—	210,513
Aerospace and Defense	144,708	6,198	25,039	—	175,945
Consumer Electronics	220,898	944	15,296	—	237,138
Automotive	85,178	6,653	9,189	—	101,020
Energy	49,055	91,140	—	—	140,195
Life Sciences	8,798	15,265	22,199	—	46,262
Other	85,855	6,523	360	—	92,738
Total	$755,547	$805,751	$103,889	$—	$1,665,187

2022
End Market
Semiconductor	$8,666	$784,517	$5,107	$—	$798,290
Industrial	168,012	47,407	31,948	—	247,367
Aerospace and Defense	110,884	5,882	16,988	—	133,754
Consumer Electronics	138,193	1,144	22,666	—	162,003
Automotive	93,581	7,590	9,922	—	111,093
Energy	50,021	98,844	—	—	148,865
Life Sciences	11,520	16,960	27,051	—	55,531
Other	90,648	9,558	—	—	100,206
Total	$671,525	$971,902	$113,682	$—	$1,757,109

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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2024. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $39.3 million.
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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2024	December 31, 2023	$ change	% change
Accounts receivable, trade	$194,562	$193,345	$1,217	1%
Unbilled receivables	34,950	29,524	5,426	18%
Unearned revenue	13,191	13,843	(652)	(5)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2024.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.
Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $11.3 million of the December 31, 2023 unearned amounts as revenue during 2024. The Company recognized approximately $12.4 million of the December 31, 2022 unearned amounts as revenue during 2023.
As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Restructuring
Summary of Restructuring Plans. In fiscal years 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and current operating performance. These actions impact all three of our business segments as well as Corporate. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses.
Fiscal Year 2024 Plan
In 2024, we initiated a new restructuring plan designed to further reduce costs and expenses in response to current macroeconomic conditions and to right size the cost structure within our business segments as well as eliminate excess corporate costs.
In connection with the 2024 Plan, we have recorded restructuring expenses of $6.8 million in fiscal year 2024. Of these charges, $6.7 million were associated with workforce reduction, including severance and other personnel-related costs. While the majority of the workforce reduction was completed in fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the end of the second quarter of fiscal year 2025.
Fiscal Year 2023 Plan
In the fourth quarter of fiscal year 2023, we initiated the restructuring plan designed to reduce costs and expenses in response to the macroeconomic conditions. The plan primarily related to a reduction in force across the three business segments. Of the $3.8 million in charges, $3.4 million related to workforce reduction actions.
The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2023, and December 31, 2024, were as follows:

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2022	$—	$—	$—	$—	$—
Additional Charges	375	2,199	745	76	3,395
Cash Payments	(373)	(1,811)	(745)	(76)	(3,005)
Balance at December 31, 2023	$2	$388	$—	$—	$390
Additional Charges	1,549	2,034	1,258	1,905	6,746
Cash Payments	(1,495)	(2,129)	(1,198)	(1,497)	(6,319)
Balance at December 31, 2024	$56	$293	$60	$408	$817
Note E — Other-net
Other-net is summarized for 2024, 2023, and 2022 as follows:

	(Income) Expense
(Thousands)	2024	2023	2022
Metal consignment fees	$7,865	$10,596	$12,212
Amortization of intangible assets	12,134	12,876	12,400
Foreign currency loss (gain)	(26)	218	(679)
Other items	(2,288)	(367)	304
Total other-net	$17,685	$23,323	$24,237

Note F — Interest Expense-net
The following chart summarizes the interest incurred, capitalized, and paid in 2024, 2023, and 2022:

(Thousands)	2024	2023	2022
Interest incurred, net	$37,751	$34,366	$23,014
Less: Capitalized interest	2,987	3,043	1,109
Total net expense	$34,764	$31,323	$21,905
Interest paid	$35,922	$32,044	$21,190
The increase in interest expense in 2024 versus 2023 was primarily driven by increased borrowings. Amortization of deferred financing costs within interest expense was $1.7 million in 2024, 2023, and 2022, respectively.

Note G — Income Taxes

Income (loss) before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2024	2023	2022
Income (loss) before income taxes:
Domestic	$75,963	$94,589	$90,403
Foreign	(61,061)	13,242	12,697
Total income (loss) before income taxes	$14,902	$107,831	$103,100
Income tax expense:
Current income tax expense (benefit):
Domestic	$19,258	$12,962	$12,571
Foreign	6,354	6,172	2,806
Total current	$25,612	$19,134	$15,377
Deferred income tax (benefit) expense:
Domestic	$(14,107)	$(4,926)	$588
Foreign	(2,491)	(2,079)	1,145
Total deferred	$(16,598)	$(7,005)	$1,733
Total income tax expense (benefit)	$9,014	$12,129	$17,110

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax effect	6.3	0.7	1.7
Effect of excess of percentage depletion over cost depletion	(26.6)	(3.4)	(3.1)
Foreign derived intangible income deduction	(35.3)	(8.6)	(1.7)
Research and development tax credit	(5.6)	(0.8)	(2.0)
Impact of foreign operations	(4.8)	(0.4)	0.6
Adjustment to unrecognized tax benefits	5.4	2.7	(0.5)
Equity compensation	(13.0)	(1.8)	(0.9)
Non-deductible officers' compensation	14.7	2.0	1.2
Valuation allowance	19.7	0.8	0.6
Impact of refundable credits	(17.5)	(1.6)	—
Goodwill impairment	97.1	—	—
Other items	(0.9)	0.7	(0.3)
Effective tax rate	60.5%	11.3%	16.6%

The Company’s income tax expense was $9.0 million, $12.1 million and $17.1 million and the Company’s effective tax rate was 60.5%, 11.3% and 16.6% for the years ended December 31, 2024, December 31, 2023 and December 31, 2022,

respectively. In 2024, the effective tax rate is higher than the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill in the Precision Optics reporting unit. In 2023, the effective tax rate is lower than the U.S. statutory tax rate primarily due to a foreign-derived intangible income deduction optimization project completed, percentage depletion and excess tax benefits for stock compensation. In 2022, the effective tax rate is below the U.S. statutory tax rate primarily due to percentage depletion, the research and development tax credit and the foreign-derived intangible income deduction.

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2024	2023
Asset (liability)
Post-employment benefits other than pensions	$1,339	$1,288
Other reserves	1,812	831
Deferred compensation	4,626	4,328
Environmental reserves	1,418	1,371
Inventory	8,191	4,868
Research expenditures	14,182	11,025
Revenue recognition	19,937	13,086
Lease liabilities	13,637	11,334
Interest expense carryforward	11,668	12,923
Pensions	1,762	2,442
Accrued compensation expense	2,144	3,317
Net operating loss, capital loss and credit carryforwards	10,822	13,729
Subtotal	91,538	80,542
Valuation allowance	(8,892)	(5,971)
Total deferred tax assets	82,646	74,571
Depreciation	(43,390)	(47,946)
Lease assets	(12,877)	(9,933)
Amortization	(25,220)	(30,829)
Unrealized gains	(1,437)	(1,063)
Total deferred tax liabilities	(82,924)	(89,771)
Net deferred tax (liabilities)/assets	$(278)	$(15,200)

The Company had deferred income tax assets offset with a valuation allowance for certain foreign net operating losses, a domestic capital loss carryforward, state investment and research and development tax credit carryforwards, and deferred tax assets that are not likely to be realized for certain of the Company's controlled foreign corporations. The Company intends to maintain a valuation allowance on these deferred tax assets until a realization event occurs to support reversal of all or a portion of the allowance.

At December 31, 2024, for income tax purposes, the Company had foreign net operating loss carryforwards of $35.6 million that do not expire, and $14.8 million that expire in calendar years 2026 through 2031. The Company had state net operating loss carryforwards of $14.5 million that expire in calendar years 2025 through 2041 and state tax credits of $3.6 million that expire in calendar years 2025 through 2039. The Company also has capital loss carryforwards of $7.6 million that expire in calendar years 2026 through 2028. A valuation allowance of $8.6 million has been provided against certain foreign net operating loss carryforwards, a U.S. capital loss carryforward, and state tax credits due to uncertainty of their realization.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2019, state and local examinations for years before 2020, and foreign examinations for tax years before 2019.

We operate under a tax holiday in Malaysia, which is effective through July 31, 2027. The tax holiday is conditional upon our meeting certain employment, sales, and investment thresholds. The Company did not have a tax benefit from the tax holiday in 2024.

A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2024 and 2023 is as follows:

(Thousands)	2024	2023
Balance at January 1	$3,763	$652
Additions to tax provisions related to the current year	292	—
Additions to tax positions related to prior years	535	3,111
Reduction to tax positions related to prior years	(165)	—
Lapses on statutes of limitations	(105)	—
Balance at December 31	$4,320	$3,763
Included in the balance of unrecognized tax benefits, including interest and penalties, as of December 31, 2024 and December 31, 2023 are $4.3 million and $3.8 million, respectively, of tax benefits that would affect the Company’s effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2024, 2023, and 2022. As of December 31, 2024, and 2023, accrued interest and penalties, net of the related tax benefit, were immaterial.

Income taxes paid during 2024, 2023, and 2022, were approximately $11.5 million, $7.5 million, and $14.5 million, respectively.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations as of December 31, 2024. The amount of such unrepatriated earnings totaled $91.6 million as of December 31, 2024. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

Government Tax Credits
Pursuant to The Inflation Reduction Act of 2022 (IRA), the Company is eligible for the Advanced Manufacturing Production Credit (production credit) beginning in 2023. The production credit provides an annual cash benefit for a portion of the production costs for the sale of certain critical minerals produced in the U.S. and sold during the year. On October 24, 2024, the U.S. Treasury Department published final regulations on the production credit that provided clarifying guidance that the definition of production costs for purposes of computing the production credit includes material costs and extraction costs. The production credit recognized in 2024 was based on the Company’s analysis of the eligible production costs that qualify for the production credit under the final regulations.

The Company records the production credit as a reduction in cost of goods sold as the applicable items are produced and sold. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. Our accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. We recognize the benefit of the production credit by applying IAS 20 in pretax income on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate.

Pillar Two

The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax rate, commonly referred to as Pillar Two. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. Pillar Two legislation enacted in jurisdictions the Company operates in did not have an impact on its effective tax rate or consolidated results of operations, financial position, or cash flows in 2024. We will continue to evaluate the impact of Pillar Two legislation on future reporting periods.

Note H — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2024	2023	2022
Numerator for basic and diluted EPS:
Net income	$5,888	$95,702	$85,990
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,732	20,619	20,511
Effect of dilutive securities:
Stock appreciation rights	78	85	81
Restricted stock units	58	92	102
Performance-based restricted stock units	60	115	66
Diluted potential common shares	196	292	249
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,928	20,911	20,760
Basic EPS	$0.28	$4.64	$4.19
Diluted EPS	$0.28	$4.58	$4.14
Equity awards covering shares of common stock totaling 107,370 in 2024, 39,473 in 2023, and 56,636 in 2022 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.
Note I — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2024	2023
Raw materials and supplies	$100,208	$117,693
Work in process	278,065	268,717
Finished goods	63,026	55,187
Inventories, net	$441,299	$441,597
Inventory balances are presented net of an excess and obsolete reserve totaling $19.7 million and $16.8 million at December 31, 2024 and December 31, 2023, respectively.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $381.6 million as of December 31, 2024 versus $351.5 million as of December 31, 2023.
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

Note J — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2024	2023
Land	$26,566	$26,607
Buildings	237,820	215,137
Machinery and equipment	832,932	799,551
Software	46,268	46,094
Construction in progress	123,625	147,303
Allowances for depreciation	(782,244)	(749,622)
Subtotal	484,967	485,070
Finance leases	31,292	32,624
Allowances for depreciation	(10,036)	(9,006)
Subtotal	21,256	23,618
Mineral resources	4,979	4,980
Mine development	12,104	9,326
Allowances for amortization and depletion	(12,501)	(8,311)
Subtotal	4,582	5,995
Property, plant, and equipment — net	$510,805	$514,683
The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in Unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment. Unearned income was reduced by $4.4 million in 2024, 2023 and 2022 and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin. The unamortized unearned income balance was $6.3 million and $10.7 million at December 31, 2024 and December 31, 2023, respectively.
We recorded depreciation and depletion expense of $45.1 million in 2024, $41.6 million in 2023, and $35.2 million in 2022. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is net of the reduction in the unearned income liability in 2024, 2023, and 2022. The net carrying value of capitalized software was $2.8 million and $4.0 million at December 31, 2024 and December 31, 2023, respectively. Depreciation expense related to software was $1.6 million in 2024, $1.8 million in 2023 and 2022, respectively.
As of December 31, 2024 and December 31, 2023 capital expenditures in accounts payable were $3.0 million and $7.0 million, respectively.
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
Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. As of December 31, 2024, the Company has received approximately $38.6 million in prepayments under the terms of this amended agreement.
As of December 31, 2024 and 2023, $60.9 million and $84.7 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheet. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of December 31, 2024 and 2023, $4.3 million and $5.8 million, respectively, of prepayments are classified as Unearned revenue.

Note L — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of December 31, 2024, we had no material leases that had yet to commence.
The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term over which lease payments are made, adjusted for the impact of collateral.
The components of operating and finance lease cost for 2024 and 2023 were as follows:

(Thousands)	2024	2023
Components of lease expense
Operating lease cost	$14,588	$14,648

Finance lease cost
Amortization of right-of-use assets	1,162	1,495
Interest on lease liabilities	685	760
Total lease cost	$16,435	$16,903
The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2024 and 2023 is as follows:

(Thousands, except lease term and discount rate)	2024	2023
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$64,449	$57,645
Other liabilities and accrued items	7,249	6,933
Operating lease liabilities	62,626	53,817

Finance Leases
Property, plant, and equipment	$31,292	$32,624
Allowances for depreciation, depletion, and amortization	(10,036)	(9,006)
Finance lease assets, net	$21,256	$23,618
Other liabilities and accrued items	$552	$626
Finance lease liabilities	12,404	13,744
Total principal payable on finance leases	$12,956	$14,370

Weighted Average Remaining Lease Term
Operating leases	11.83	11.47
Finance leases	17.54	18.34

Weighted Average Discount Rate
Operating leases	6.34%	6.15%
Finance leases	5.25%	5.20%

Future maturities of the Company's lease liabilities as of December 31, 2024 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2025	1,209	11,432
2026	1,183	9,678
2027	1,183	7,928
2028	1,141	7,863
2029	1,082	7,653
2030 and thereafter	14,066	55,746
Total lease payments	19,864	100,300
Less amount of lease payment representing interest	6,908	30,425
Total present value of lease payments	$12,956	$69,875

Supplemental cash flow information related to leases was as follows:

(Thousands)	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,842	$21,094
Operating cash flows from finance leases	685	760
Financing cash flows from finance leases	683	1,645

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,740	1,293
Finance leases	—	—

Note M — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2024 and 2023, is as follows:

	2024			2023
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$97,428	$(37,960)	$59,468	$112,682	$(35,608)	$77,074
Technology	43,588	(16,415)	27,173	45,154	(14,201)	30,953
Licenses and other	36,234	(15,182)	21,052	36,573	(13,638)	22,935
Total	$177,250	$(69,557)	$107,693	$194,409	$(63,447)	$130,962

As noted in Note A, the Company performed a recoverability analysis which indicated the Malaysia asset group was not recoverable. The Company estimated the fair value of the asset group utilizing using the discounted cash flow method (income approach) and compared the estimated fair value to the current carrying value. As a result of this analysis, the Company fully impaired $10.1 million of intangible assets. This long-lived asset impairment is presented within the "Long-lived Asset Impairment" line item within the accompanying Consolidated Statements of Income.
Amortization expense for 2024, 2023, and 2022 was $12.1 million, $12.9 million, and $12.4 million, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2024	10,589
2025	9,835
2026	9,733
2027	9,733
2028	9,733
Intangible assets also includes deferred costs relating to the Company's revolving credit and consignments lines of $1.6 million and $2.6 million at December 31, 2024 and 2023, respectively.
Goodwill
The balance of goodwill at December 31, 2024 and 2023 was $263.7 million and $320.9 million, respectively.
A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Total
Balance at December 31, 2022	$26,157	$206,670	$86,671	$319,498
Acquisition	—	—	—	—
Impairment charge	—	—	—	—
Other	—	3	1,372	1,375
Balance at December 31, 2023	$26,157	$206,673	$88,043	$320,873
Acquisition	—	—	—	—
Impairment charge	—	—	(56,067)	(56,067)
Other	—	(373)	(695)	(1,068)
Balance at December 31, 2024	$26,157	206,300	$31,281	$263,738
Due to the slower than expected semi-conductor market recovery impacting the Electronic Materials reporting unit and recent results for the Precision Optics reporting unit, the Company elected to perform a quantitative annual impairment assessment for the Electronic Materials and Precision Optics reporting units' goodwill as of October 1, 2024 and a qualitative impairment test for the Performance Materials reporting unit.
As discussed in Note A, the Company's annual goodwill impairment test indicated the carrying value of the Precision Optics reporting unit exceeded its estimated fair value as of the measurement date of October 1, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $56.1 million which was recorded in "Goodwill Impairment" in the accompanying Consolidated Statements of Income in the Precision Optics segment.
Based on the testing performed for the Electronic Materials reporting unit, the Company determined that the estimated fair value exceeded its carrying value; therefore no impairment charge was necessary.
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
The Company's accumulated goodwill impairment losses were $76.7 million as of December 31, 2024, and $20.6 million as of December 31, 2023. Accumulated impairment losses were from the closure of the LAC reporting unit which was closed as of December 31, 2020 and the Precision Optics charge taken in the fourth quarter of 2024.

Note N — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2024	2023
Borrowings under Credit Agreement with average interest rate of 6.27% at December 31, 2024 and 6.96% at December 31, 2023	$198,875	$149,250
Borrowings under the Term Loan Facility	240,000	270,000
Overdraft Sweep Facility	123	3,825
Foreign debt	4,901	5,918
Total long-term debt outstanding	443,899	428,993
Current portion of long-term debt	(34,274)	(38,597)
Gross long-term debt	$409,625	$390,396
Unamortized deferred financing fees	(1,891)	(2,820)
Long-term debt	$407,734	$387,576
Maturities on long-term debt instruments as of December 31, 2024 are as follows:

(Thousands)
2025	34,274
2026	409,173
2027	201
2028	201
2029	50
2030 and thereafter	—
Total	$443,899

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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2024 and December 31, 2023. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement. At December 31, 2024 and 2023, there was $438.9 million and $419.3 million outstanding under the Credit Agreement, respectively.
At December 31, 2024 and 2023, there was $7.1 million and $47.0 million letters of credit outstanding against the credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.275% as of December 31, 2024) on the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines totaled $169.0 million as of December 31, 2024.

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

	Pension Benefits		Other Benefits
(Thousands)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$181,588	$168,032	$4,900	$5,505
Service cost	1,077	842	50	51
Interest cost	7,631	7,874	234	273
Net pension curtailments and settlements	—	(4,350)	—	—
Actuarial (gain) loss	(3,976)	11,307	(113)	(308)
Benefit payments	(6,678)	(5,501)	(405)	(621)
Foreign currency exchange rate changes and other	(2,924)	3,384	—	—
Benefit obligation at end of year	176,718	181,588	4,666	4,900
Change in plan assets
Fair value of plan assets at beginning of year	169,679	164,596	—	—
Plan settlements	—	(4,350)	—	—
Actual return on plan assets	(914)	10,946	—	—
Employer contributions	697	755	—	—
Employee contributions	750	812	—	—
Benefit payments from fund	(6,724)	(5,605)	—	—
Foreign currency exchange rate changes and other	(1,680)	2,525	—	—
Fair value of plan assets at end of year	161,808	169,679	—	—
Funded status at end of year	$(14,910)	$(11,909)	$(4,666)	$(4,900)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$7,258	$9,959	$—	$—
Other liabilities and accrued items	(554)	(560)	(575)	(630)
Retirement and post-employment benefits	(21,614)	(21,308)	(4,091)	(4,270)
Net amount recognized	$(14,910)	$(11,909)	$(4,666)	$(4,900)

The benefit obligation decreased in 2024 due to actuarial gains that were driven by decreases in the discount rate.
The following amounts are included within accumulated other comprehensive loss at December 31, 2024:

	Pension Benefits		Other Benefits
(Thousands)	2024	2023	2024	2023
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$59,623	$53,024	$(5,262)	$(5,499)
Net prior service cost (credit)	(449)	(533)	—	—
Net transition obligation/(asset)	—	—	—	—
Net amount recognized	$59,174	$52,491	$(5,262)	$(5,499)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2024	2023	2024	2023
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$175,818	$180,655	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	48,979	48,056	—	—
Aggregate fair value of plan assets	26,827	26,212	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	48,106	47,150	—	—
Aggregate fair value of plan assets	26,827	26,212	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2024	2023	2022	2024	2023	2022
Net benefit cost
Service cost	$1,077	$842	$1,231	$50	$51	$78
Interest cost	7,631	7,874	4,874	234	273	156
Expected return on plan assets	(10,127)	(9,685)	(9,570)	—	—	—
Amortization of prior service credit	(85)	(83)	(78)	—	(556)	(1,497)
Recognized net actuarial loss (gain)	127	(300)	1,701	(349)	(379)	(272)
Net periodic benefit (credit) cost	(1,377)	(1,352)	(1,842)	(65)	(611)	(1,535)
Net pension curtailments and settlements	—	142	(551)	—	—	—
Total net benefit (credit) cost	$(1,377)	$(1,210)	$(2,393)	$(65)	$(611)	$(1,535)

Components of net periodic benefit cost, other than service cost, are included in Other non-operating (income) expense in the Consolidated Statements of Income. Additionally, Pension Benefit Guaranty Corporation premiums are reported within expected return on plan assets.

The following table summarizes amounts recognized in other comprehensive income (OCI). Note any gains or losses and prior service costs or credits that have not been recognized as a component of net periodic benefit costs are recorded as a component of other comprehensive income, net of deferred taxes. The Company elects to recognize actuarial gains/(losses) using the corridor approach.

	Pension Benefits			Other Benefits
(Thousands)	2024	2023	2022	2024	2023	2022
Change in other comprehensive income
OCI at beginning of year	$52,491	$42,422	$42,382	$(5,499)	$(6,129)	$(6,098)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	85	83	78	—	556	1,497
Recognized during year — net actuarial (losses) gains	(127)	300	(1,701)	349	379	272
Occurring during year — prior service cost	—	—	—	—	—	—
Occurring during year — net actuarial losses (gains)	6,725	9,828	1,112	(112)	(305)	(1,800)
Other adjustments	—	(142)	551	—	—	—
Foreign currency exchange rate changes	—	—	—	—	—	—
OCI at end of year	$59,174	$52,491	$42,422	$(5,262)	$(5,499)	$(6,129)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following assumptions:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Assumptions used to determine benefit obligations at fiscal year end
Discount rate	0.86% - 5.72%	1.31% - 5.19%	2.16% - 5.54%	5.65%	5.20%	5.52%
Rate of compensation increase	1.50% - 3.00%	1.75% - 3.00%	1.75% - 3.00%	3.50%	3.50%	3.50%
Assumptions used to determine net cost for the fiscal year
Discount rate	1.31% - 5.19%	2.16% - 5.54%	0.22% - 3.02%	5.20%	5.52%	2.90%
Expected long-term return on plan assets	3.90% - 5.75%	1.90% - 5.25%	1.20% - 5.25%	N/A	N/A	N/A
Rate of compensation increase	1.75% - 3.00%	1.75% - 3.00%	1.50% - 3.00%	3.50%	3.50%	3.00%
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

Rate of Compensation Increase. The rate of compensation increase assumption is no longer applicable for the domestic defined benefit due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption to determine the benefit obligation and net cost for the domestic retiree medical plan was 3.5% in both 2024 and 2023.
Assumptions for the defined benefit pension plans in Germany, Liechtenstein, and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in each respective country. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2024	2023
Health care trend rate assumed for next year	6.75%	6.00%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2024 and 2023 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note R for definitions of the fair value hierarchy.

	December 31, 2024
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,797	$2,797	$—	$—
Equity securities (a)	28,212	28,212	—	—
Fixed-income securities (b)	10,293	10,293	—	—
Other types of investments:
Real estate fund (c)	4,187	4,187	—	—
Total	45,489	45,489	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	113,513
Multi-strategy hedge funds (f)	101
Alternatives	2,687
Private equity funds	18
Total assets at fair value	$161,808

	December 31, 2023
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$732	$732	$—	$—
Equity securities (a)	28,118	28,118	—	—
Fixed-income securities (b)	10,450	10,450	—	—
Other types of investments:
Real estate fund (c)	3,782	3,782	—	—
Total	43,082	43,082	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	118,121
Multi-strategy hedge funds (f)	4,845
Alternatives	3,553
Private equity funds	78
Total assets at fair value	$169,679
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

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2025.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2025	8,431	589	589
2026	9,297	537	537
2027	9,885	502	502
2028	11,028	460	460
2029	11,327	389	389
2030 through 2034	58,587	1,583	1,583
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $0.4 million at December 31, 2024 and $0.4 million at December 31, 2023, and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $13.2 million in 2024, $13.6 million in 2023, and $13.1 million in 2022.

Note P — Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, including amounts reclassified out, for 2024, 2023, and 2022, and the balances in accumulated other comprehensive (loss) income as of December 31, 2024, 2023, and 2022 are as follows:

	Gains and Losses On Cash Flow Hedges				Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total			Total
Balance at December 31, 2021	$2,348	$—	$72	$2,420	$(39,702)	$(2,887)	$(40,169)
Other comprehensive income (loss) before reclassifications	(1,260)	8,113	(259)	6,594	(394)	(5,869)	331
Amounts reclassified from accumulated other comprehensive income	(176)	(250)	(126)	(552)	386	—	(166)
Other comprehensive income (loss) before tax	(1,436)	7,863	(385)	6,042	(8)	(5,869)	165
Deferred taxes on current period activity	(331)	1,808	(90)	1,387	518	—	1,905
Other comprehensive income (loss) after tax	(1,105)	6,055	(295)	4,655	(526)	(5,869)	(1,740)
Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)

Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive income (loss) before reclassifications	(19)	2,046	(140)	1,887	(8,462)	5,208	(1,367)
Amounts reclassified from accumulated other comprehensive income	(35)	(4,513)	301	(4,247)	(1,176)	—	(5,423)
Other comprehensive income (loss) before tax	(54)	(2,467)	161	(2,360)	(9,638)	5,208	(6,790)
Deferred taxes on current period activity	(12)	(568)	37	(543)	(1,208)	—	(1,751)
Other comprehensive income (loss) after tax	(42)	(1,899)	124	(1,817)	(8,430)	5,208	(5,039)
Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)

Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive income (loss) before reclassifications	840	4,093	(808)	4,125	(6,613)	(7,981)	(10,469)
Amounts reclassified from accumulated other comprehensive income	(273)	(4,886)	940	(4,219)	(307)	—	(4,526)
Other comprehensive income (loss) before tax	567	(793)	132	(94)	(6,920)	(7,981)	(14,995)
Deferred taxes on current period activity	130	(182)	31	(21)	(876)	—	(897)
Other comprehensive income (loss) after tax	437	(611)	101	(73)	(6,044)	(7,981)	(14,098)
Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
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
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $10.6 million, $10.5 million, and $9.0 million in 2024, 2023, and 2022, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized $2.0 million, $2.0 million, and $1.0 million of tax benefits in 2024, 2023, and 2022, respectively, relating to the issuance of common stock for the exercise/vesting of equity awards.
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
The following table summarizes the Company's SARs activity during 2024:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2023	246	$72.73
Granted	37	135.58
Exercised	(49)	56.74
Cancelled	(2)	101.77
Outstanding at December 31, 2024	232	$85.86
Vested and expected to vest as of December 31, 2024	232	85.86	5,019	3.7
Exercisable at December 31, 2024	151	68.64	4,761	2.8
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2023	94	$35.73
Granted	37	50.46
Vested	(48)	32.29
Cancelled	(2)	38.14
Nonvested as of December 31, 2024	81	$44.89

As of December 31, 2024, $2.1 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 21 months. The total fair value of shares vested during 2024, 2023, and 2022 was $1.4 million, $1.0 million, and $0.9 million, respectively.
The weighted-average grant date fair value for 2024, 2023, and 2022 was $50.46, $42.27, and $25.87, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible and continued vesting is approved by the Board of Directors as defined in the Plan. Stock-based compensation expense relating to SARs was $1.5 million in 2024, $1.3 million in 2023 and $0.9 million in 2022.
The total intrinsic value of stock options exercised during 2024, 2023, and 2022 was $3.2 million, $3.6 million and $2.1 million, respectively.

The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.17%	4.27%	1.56%
Dividend yield	0.4%	0.4%	0.6%
Volatility	38.3%	39.0%	38.5%
Expected lives (in years)	4.6	4.5	4.4
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
Restricted Stock Units (RSUs) - Employees. The Company may grant RSUs to employees of the Company. These units constitute an agreement to deliver shares of common stock to the participant at the end of the vesting period, which is defined at the date of the grant, and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the RSUs is determined on the date of the grant and is amortized over the vesting period. For the 2021 annual employee grant, the vesting period is three years unless the recipient is retirement eligible and continued vesting is approved by the Board of Directors. The 2024, 2023 and 2022 annual employee grants vests in three equal annual installments on the anniversary of the grant date.
The fair value of RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2024, 2023, and 2022 was $133.74, $110.14, and $80.96, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $5.2 million in 2024, $4.6 million in 2023, and $3.5 million in 2022. The unamortized compensation cost on the outstanding RSUs was $7.1 million as of December 31, 2024 and is expected to be recognized over a weighted-average period of 21 months. The total fair value of shares that vested during 2024 was $6.5 million, compared to $3.6 million in 2023 and $2.8 million in 2022.

The following table summarizes the stock-settled RSU activity during 2024:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2023	164	$88.36
Granted	42	133.40
Vested	(82)	78.25
Forfeited	(10)	103.40
Outstanding at December 31, 2024	114	$110.93

RSUs - Non-Employee Directors. In 2024, 2023, and 2022, 9,200, 9,184, and 11,120 RSUs, with a one year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs was $115.72, $105.54, and $81.59 in 2024, 2023, and 2022, respectively. The Company recognized $1.1 million of expense related to these awards in 2024, compared to $0.9 million of expense in 2023 and 2022. At December 31, 2024, $0.4 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under the long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2024, 2023, and 2022, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants will be settled in Materion common shares and are equity classified. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.

The following table summarizes the activity related to performance-based RSUs during 2024:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2023	117	$110.19
Granted	55	164.40
Vested	(57)	88.21
Forfeited	(7)	125.55
Outstanding at December 31, 2024	108	$136.47
Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $2.8 million for 2024, $3.3 million for 2023, and $3.6 million for 2022.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. At December 31, 2024, shareholders’ equity included 0.1 million shares related to this plan.
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

The following table summarizes the financial instruments measured at fair value on the Consolidated Balance Sheets at December 31, 2024 and 2023:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial Assets
Deferred compensation investments	$6,050	$6,050	$—	$—
Foreign currency forward contracts	1,671	—	1,671	—
Interest rate swaps	4,603	—	4,603	—
Precious metal swaps	—	—	—	—
Total	$12,324	$6,050	$6,274	$—
Financial Liabilities
Deferred compensation liability	$6,050	$6,050	$—	$—
Foreign currency forward contracts	1,033	—	1,033	—
Interest rate swaps	—	—	—	—
Precious metal swaps	—	—	—	—
Total	$7,083	$6,050	$1,033	$—
December 31, 2023
Financial Assets
Deferred compensation investments	$4,899	$4,899	$—	$—
Foreign currency forward contracts	615	—	615	—
Interest rate swaps	6,492	—	6,492	—
Precious metal swaps	353	—	353	—
Total	$12,359	$4,899	$7,460	$—
Financial Liabilities
Deferred compensation liability	$4,899	$4,899	$—	$—
Foreign currency forward contracts	1,500	—	1,500	—
Interest rate swaps	1,096	—	1,096	—
Precious metal swaps	485	—	485	—
Total	$7,980	$4,899	$3,081	$—
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
Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. As noted below, the Company entered into interest rate swaps to hedge the interest rate risk on the fixed rate portion of the Credit Agreement. The net fair value of the interest rate swaps were $4.6 million as of December 31, 2024, and were determined using level 2 inputs. The total of the outstanding amount on the fixed rate debt and the fair value of the interest rate swaps approximate the total fair value of the fixed rate debt as of December 31, 2024.
The carrying values of the other working capital items in the Consolidated Balance Sheets approximate fair values at December 31, 2024 and 2023.
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$24,532	$1,365	$23,122	$558
Other liabilities and accrued items	45,679	1,031	25,853	1,180
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency gains related to these derivatives of $0.4 million in 2024, compared to $1.1 million of foreign currency losses in 2023.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2024 and 2023:

	December 31, 2024
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$1,427	$70	$—	$2	$—
Foreign currency forward contracts - euro	5,955	236	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	2,701	1,902	—	—
Total	$207,382	$3,007	$1,902	$2	$—

	December 31, 2023
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$2,167	$32	$—	$20	$—
Foreign currency forward contracts - euro	23,064	25	—	300	—
Precious metal swaps	15,717	353	—	485	—
Interest rate swaps	200,000	3,658	2,834	—	1,096
Total	$240,948	$4,068	$2,834	$805	$1,096

All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2024, 2023, or 2022.
The fair value of derivative contracts recorded in accumulated other comprehensive income (loss) totaled $4.9 million and $5.0 million as of December 31, 2024 and December 31, 2023, respectively. Deferred gains of $4.2 million at December 31, 2024 are expected to be reclassified to earnings within the next 18-month period.
The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for years ended December 31, 2024 and 2023:

(Thousands)		2024	2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(273)	$(35)
Precious metal swaps	Cost of sales	940	301
Interest rate swaps	Interest expense - net	(4,886)	(4,513)
Total		$(4,219)	$(4,247)
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
Non-employee beryllium cases are covered by insurance, subject to certain limitations. The insurance covers defense costs and indemnity payments (resulting from settlements or court verdicts) and is subject to various levels of deductibles. Defense and indemnity costs were less than or equal to the deductible in both 2024 and 2023.
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2024 and 2023 are as follows:

(Thousands)	2024	2023
Reserve balance at beginning of year	$4,556	$4,470
Expensed	550	566
Paid	(535)	(480)
Reserve balance at end of year	$4,571	$4,556
Ending balance recorded in:
Other liabilities and accrued items	$2,481	$482
Other long-term liabilities	2,090	4,074
The majority of expenses in both 2024 and 2023 was for various remediation projects at the Elmore, Ohio plant site.
Asset Retirement Obligations
The Company has asset retirement obligations related to its mine in Utah, as well as for certain leased facilities where the Company is contractually obligated to restore the facility back to its original condition at the end of the lease. The following represents a roll forward of the Company's asset retirement obligation liabilities for the years ended December 31, 2024 and 2023:

(Thousands)	2024	2023
Asset retirement obligation at beginning of period	$2,648	$2,429
Accretion expense	198	185
Change in liability	—	$34
Asset retirement obligation at end of period	$2,846	$2,648
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
At December 31, 2024, the Company had outstanding letters of credit totaling $48.6 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2024 pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2024.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
On November 1, 2024, Shelly Chadwick, the Company's Executive Vice President, Finance and Chief Financial Officer, entered into a written plan for the sale of up to 2,122 shares of the Company's common stock in connection with the vesting of restricted stock units and performance restricted stock units, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than December 31, 2025.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2025 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	56
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Shelly M. Chadwick	53	Vice President, Finance and Chief Financial Officer (November 2020-Present); Vice President Finance and Chief Accounting Officer at The Timken Company, a world leader in engineered bearings and power transmission products (November 2016-November 2020)
Gregory R. Chemnitz	67	Vice President, General Counsel and Secretary
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

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange standards. Copies of our Insider Trading Policy and Directors, Officers & Key Employees Insider Trading Policy are filed as Exhibit 19.1 and 19.2, respectively, in this Form 10-K.
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2024 Compensation of Non-Employee Directors."

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2024, 2023, and 2022 is submitted herewith:
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

4.4#
Amendment No. 2 dated as of March 6, 2023 to Fourth Amended and Restated Credit Agreement dated as of October 27, 2021, by and among Materion Corporation (the “Company”), Materion Netherlands B.V. (the “Dutch Borrower” and, together with the Company, the “Borrowers”), the financial institutions listed on the signature pages hereof and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”), under that certain Fourth Amended and Restated Credit Agreement dated as of October 27, 2021 by and among the Company, the Dutch Borrower, the other Foreign Subsidiary Borrowers from time to time party thereto

4.5#
Amendment No. 3 dated as of December 19, 2024 to Fourth Amended and Restated Credit Agreement dated as of October 27, 2021, by and among Materion Corporation (the “Company”), Materion Netherlands B.V. (the “Dutch Borrower” and, together with the Company, the “Borrowers”), the financial institutions listed on the signature pages hereof and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”), under that certain Fourth Amended and Restated Credit Agreement dated as of October 27, 2021 by and among the Company, the Dutch Borrower, the other Foreign Subsidiary Borrowers from time to time party thereto

10.1
Metals Consignment Agreement, dated as of August 12, 2022, among Materion Corporation, certain of its subsidiaries and Bank of Montreal (filed as Exhibit 10.1 to the Company's Form 8-K Filed on August 15, 2022), incorporated herein by reference.

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

10.16*
Materion and Subsidiaries Management Incentive Plan for the 2024 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2024), incorporated herein by reference.

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

10.19*
Form of 2022 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.

10.20*
Form of 2023 Restricted Stock Unit Agreement (Stock-Settled) under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023), incorporated herein by reference.

10.21*
Form of 2021 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2021), incorporated herein by reference.

10.22*
Form of 2022 Performance-Based Restricted Stock Unit Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2022 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2022), incorporated herein by reference.

10.23*
Form of 2023 Performance-Based Restricted Stock Unit Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2023 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023), incorporated herein by reference.

10.24*
Form of 2024 Performance-Based Restricted Stock Unit Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2024 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2024), incorporated herein by reference.

10.25*	Form of 2010 Stock Appreciation Rights Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009), incorporated herein by reference.
10.26*	Form of 2016 Stock Appreciation Rights Agreement (filed as Exhibit 10ad to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
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

10.29*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.30*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.31*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.32*
Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217618), incorporated herein by reference.

10.33*
Form of 2020 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2020), incorporated herein by reference.

10.34*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.35*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.36*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.37*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.38*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.39*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.40*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

(19.1)#	Materion Insider Trading Policy
(19.2)#	Materion Directors, Officers & Key Employees Insider Trading Policy

(21)#	Subsidiaries of the Registrant.
(23.1)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2024.
(97)	Materion Corporation Compensation Clawback Policy, effective October 2, 2023 (filed as Exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023), incorporated herein by reference.

(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
Date:     February 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Jugal K. Vijayvargiya

/s/ Shelly M. Chadwick	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2025
Shelly M. Chadwick

*	Director	February 19, 2025
Vinod M. Khilnani

*	Director	February 19, 2025
Emily M. Liggett

*	Director	February 19, 2025
Robert J. Phillippy

*	Director	February 19, 2025
Patrick Prevost

*	Director	February 19, 2025
N. Mohan Reddy

*	Director	February 19, 2025
Craig S. Shular

*	Director	February 19, 2025
Darlene J. S. Solomon

*	Director	February 19, 2025
Robert B. Toth

*	Shelly M. Chadwick, by signing her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Shelly M. Chadwick
Shelly M. Chadwick
February 19, 2025		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(Thousands)
Valuation allowance on deferred tax assets:	2024	2023	2022
Balance at Beginning of Period	$5,971	$4,935	$4,957
Additions:
Charged to Costs and Expenses	3,270	2,069	373
Charged to Other Accounts (1)	30	56	—
Deductions	$(379)	$(1,089)	$(395)
Balance at End of Period	$8,892	$5,971	$4,935

(1) Change in foreign currency exchange rates.