Form 10-Q
period 2025-03-28
MATERION Corp
filed 2025-05-01
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at March 28, 2025: 20,814,258.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	March 28, 2025	March 29, 2024
Net sales	$420,330	$385,287
Cost of sales	344,151	314,075
Gross margin	76,179	71,212
Selling, general, and administrative expense	35,445	35,844
Research and development expense	6,505	7,142
Restructuring expense	2,038	1,620
Other—net	4,996	4,357
Operating profit	27,195	22,249
Other non-operating income—net	(666)	(643)
Interest expense—net	6,917	8,279
Income before income taxes	20,944	14,613
Income tax expense	3,246	1,204
Net income	$17,698	$13,409
Basic earnings per share:
Net income per share of common stock	$0.85	$0.65
Diluted earnings per share:
Net income per share of common stock	$0.85	$0.64
Weighted-average number of shares of common stock outstanding:
Basic	20,780	20,679
Diluted	20,913	20,973

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	March 28,	March 29,
(Thousands)	2025	2024
Net income	$17,698	$13,409
Other comprehensive income (loss):
Foreign currency translation adjustment	3,628	(4,460)
Derivative and hedging activity, net of tax	(1,356)	2,260
Pension and post-employment benefit adjustment, net of tax	1,075	(173)
Other comprehensive income (loss)	3,347	(2,373)
Comprehensive income	$21,045	$11,036

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 28,	Dec. 31,
(Thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents	$15,634	$16,713
Accounts receivable, net	219,320	193,793
Inventories, net	439,763	441,299
Prepaid and other current assets	84,325	72,419
Total current assets	759,042	724,224
Deferred income taxes	2,970	2,964
Property, plant, and equipment	1,339,968	1,315,586
Less allowances for depreciation, depletion, and amortization	(817,843)	(804,781)
Property, plant, and equipment, net	522,125	510,805
Operating lease, right-of-use assets	75,788	64,449
Intangible assets, net	106,932	109,312
Other assets	21,245	22,140
Goodwill	264,255	263,738
Total Assets	$1,752,357	$1,697,632
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$52,573	$34,274
Accounts payable	136,860	105,901
Salaries and wages	16,773	20,939
Other liabilities and accrued items	43,664	47,523
Income taxes	4,100	4,906
Unearned revenue	13,082	13,191
Total current liabilities	267,052	226,734
Other long-term liabilities	12,333	12,013
Operating lease liabilities	72,731	62,626
Finance lease liabilities	12,707	12,404
Retirement and post-employment benefits	25,341	26,411
Unearned income	70,225	75,769
Long-term income taxes	1,998	1,818
Deferred income taxes	3,297	3,242
Long-term debt	398,744	407,734
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at March 28 and December 31)	342,759	336,136
Retained earnings	864,002	849,111
Common stock in treasury	(267,756)	(261,880)
Accumulated other comprehensive loss	(57,699)	(61,046)
Other equity	6,623	6,560
Total shareholders' equity	887,929	868,881
Total Liabilities and Shareholders’ Equity	$1,752,357	$1,697,632

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(Thousands)	2025	2024
Cash flows from operating activities:
Net income	$17,698	$13,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	16,538	16,185
Amortization of deferred financing costs in interest expense	450	429
Stock-based compensation expense (non-cash)	2,986	2,495
Deferred income tax (benefit) expense	22	(253)
Changes in assets and liabilities:
Accounts receivable	(24,912)	2,729
Inventory	421	(26,539)
Prepaid and other current assets	(10,428)	(10,274)
Accounts payable and accrued expenses	19,191	(5,194)
Unearned revenue	(4,616)	(5,860)
Interest and taxes payable	(404)	(3,294)
Other-net	(1,444)	2,362
Net cash provided by (used in) operating activities	15,502	(13,805)
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(12,321)	(21,314)
Payments for mine development	(8,683)	(5,333)
Proceeds from sale of property, plant, and equipment	266	348
Net cash used in investing activities	(20,738)	(26,299)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under credit facilities, net	16,190	56,779
Repayment of debt	(7,522)	(7,586)
Principal payments under finance lease obligations	(163)	(191)
Cash dividends paid	(2,803)	(2,692)
Payments of withholding taxes for stock-based compensation awards	(2,224)	(6,013)
Net cash provided by financing activities	3,478	40,297
Effects of exchange rate changes	679	(383)
Net change in cash and cash equivalents	(1,079)	(190)
Cash and cash equivalents at beginning of period	16,713	13,294
Cash and cash equivalents at end of period	$15,634	$13,104

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881
Net income	—	—	—	17,698	—	—	—	17,698
Other comprehensive loss	—	—	—	—	—	3,347	—	3,347
Cash dividends declared ($0.135 per share)	—	—	—	(2,803)	—	—	—	(2,803)
Stock-based compensation activity	75	(75)	6,597	(4)	(3,607)	—	—	2,986
Payments of withholding taxes for stock-based compensation awards	(25)	25	—	—	(2,224)	—	—	(2,224)
Directors’ deferred compensation	—	—	26	—	(45)	—	63	44
Balance at March 28, 2025	20,814	6,334	$342,759	$864,002	$(267,756)	$(57,699)	$6,623	$887,929

Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053
Net income	—	—	—	13,409	—	—	—	13,409
Other comprehensive loss	—	—	—	—	—	(2,373)	—	(2,373)
Cash dividends declared ($0.13 per share)	—	—	—	(2,692)	—	—	—	(2,692)
Stock-based compensation activity	130	(130)	14,969	(13)	(12,461)	—	—	2,495
Payments of withholding taxes for stock-based compensation awards	(45)	45	—	—	(6,013)	—	—	(6,013)
Directors’ deferred compensation	—	—	31	—	(48)	—	61	44
Balance at March 29, 2024	20,731	6,417	$324,492	$865,038	$(256,268)	$(49,321)	$5,982	$889,923

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2024 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

New Accounting Guidance Issued and Not Yet Adopted:
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in the Company’s fiscal year 2027 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
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

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the first quarter of 2025 and 2024:

	First quarter ended March 28, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$173,987	$224,795	$21,548	$—	$420,330

Less:
Cost of sales	125,756	201,057	17,324	14	344,151
Selling, general and administrative expense	13,981	10,619	4,386	6,459	35,445
Other segment items (2)	3,007	6,308	3,675	(117)	12,873
Plus:
Segment depreciation, depletion and amortization	9,430	4,267	2,355	486	16,538
Segment EBITDA	$40,673	$11,078	$(1,482)	$(5,870)	$44,399
Income tax expense					3,246
Interest expense - net					6,917
Depreciation, depletion and amortization					16,538
Net Income					$17,698

	First quarter ended March 29, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$168,646	$191,971	$24,670	$—	$385,287

Less:
Cost of sales	128,565	166,915	18,584	11	314,075
Selling, general and administrative expense	14,155	10,131	5,614	5,944	35,844
Other segment items (2)	3,439	5,140	3,628	269	12,476
Plus:
Segment depreciation, depletion and amortization	8,189	4,567	2,904	525	16,185
Segment EBITDA	$30,676	$14,352	$(252)	$(5,699)	$39,077
Income tax expense					1,204
Interest expense - net					8,279
Depreciation, depletion and amortization					16,185
Net Income					$13,409

(1) Excludes inter-segment sales of $2.6 million for the first quarter of 2025 and $1.5 million for the first quarter of 2024 for Electronic Materials. Inter-segment sales are eliminated in consolidation.

(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note E
•Non-operating expenses primarily related to pension costs

The following table disaggregates revenue for each segment by end market for the first quarter of 2025 and 2024:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Quarter 2025
End Market
Semiconductor	$3,628	$183,749	$775	$—	$188,152
Industrial	31,277	9,755	6,273	—	47,305
Aerospace and defense	42,090	1,702	6,241	—	50,033
Consumer electronics	45,035	1,108	3,093	—	49,236
Automotive	16,202	726	1,335	—	18,263
Energy	16,420	20,230	—	—	36,650
Life sciences	2,575	5,874	3,692	—	12,141
Other	16,760	1,651	139	—	18,550
Total	$173,987	$224,795	$21,548	$—	$420,330

First Quarter 2024
End Market
Semiconductor	$2,662	$156,424	$325	$—	$159,411
Industrial	27,136	9,498	6,824	—	43,458
Aerospace and defense	41,571	1,608	5,875	—	49,054
Consumer electronics	54,297	110	3,116	—	57,523
Automotive	17,890	1,232	2,188	—	21,310
Energy	8,317	16,945	—	—	25,262
Life sciences	3,001	3,714	6,302	—	13,017
Other	13,772	2,440	40	—	16,252
Total	$168,646	$191,971	$24,670	$—	$385,287

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Company has a present right to payment, the customer has legal title, the customer has physical possession, the customer has the significant risks and rewards of ownership, and/or the customer has accepted the product.

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at March 28, 2025. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at March 28, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $33.8 million and $39.3 million, respectively.

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	March 28, 2025	December 31, 2024	$ change	% change
Accounts receivable, trade	$220,222	$194,562	$25,660	13%
Unbilled receivables	47,064	34,950	12,114	35%
Unearned revenue	13,082	13,191	(109)	(1)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the first three months of 2025 and 2024.

In the fourth quarter of 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company sold $16.0 million of receivables in the first quarter of 2025 and recorded a loss on sale of $0.2 million. The Company sold $48.9 million of receivables in the fourth quarter of 2024.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables. Unbilled receivables are included within the prepaid and other current assets line item on the Consolidated Balance Sheet.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $9.2 million of the December 31, 2024 unearned amounts as revenue during the first three months of 2025.

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
Note D — Restructuring
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
In 2025, the Company continued to implement restructuring actions, primarily in our Precision Optics segment. In connection with these actions, we recorded restructuring expenses of $2.0 million and $1.6 million in the three months ended March 28, 2025 and March 29, 2024, respectively, all of which were associated with workforce reduction, including severance and other personnel-related costs. We expect to substantially complete the remaining restructuring activities by the end of the second quarter of fiscal year 2025.
The activity in the accrued balances incurred in relation to restructuring during the three months ended March 28, 2025, and March 29, 2024, were as follows:

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	196	453	1,358	31	2,038
Cash Payments	(66)	(648)	(1,015)	(129)	(1,858)
Balance at March 28, 2025	$186	$98	$403	$310	$997

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2023	$2	$388	$—	$—	$390
Additional Charges	739	350	324	207	1,620
Cash Payments	(461)	(689)	(229)	(119)	(1,498)
Balance at March 29, 2024	$280	$49	$95	$88	$512

Note E — Other-net

Other-net for the first quarter of 2025 and 2024 is summarized as follows:

	First Quarter Ended
	March 28,	March 29,
(Thousands)	2025	2024
Amortization of intangible assets	$2,889	$2,847
Metal consignment fees	2,215	2,023
Foreign currency loss (gain)	(153)	433
Other items, net	45	(946)
Total	$4,996	$4,357
Note F — Income Taxes

The Company's effective tax rate for the first quarter of 2025 and 2024 was 15.5% and 8.2%, respectively. The effective tax rate for the first quarter of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion, foreign derived intangible income deduction and production credit. The effective tax rate for the first quarter of 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign derived intangible income

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
deduction and excess tax benefits from stock-based compensation awards. The effective tax rate for the first three months of 2025 and 2024 included a net discrete income tax effect from stock-based compensation awards of $0.1 million expense and $1.2 million benefit, respectively.

Pillar Two

The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax rate, commonly referred to as Pillar Two. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, or are expected to enact similar legislation. Pillar Two legislation enacted in jurisdictions the Company operates in is not expected to have a material impact on its effective tax rate or consolidated results of operations, financial position, or cash flows in 2025. We will continue to evaluate the impact of Pillar Two legislation on the current and future reporting periods.

Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	March 28,	March 29,
(Thousands, except per share amounts)	2025	2024
Numerator for basic and diluted EPS:
Net income	$17,698	$13,409
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,780	20,679
Effect of dilutive securities:
Stock appreciation rights	45	93
Restricted stock units	53	91
Performance-based restricted stock units	35	110
Diluted potential common shares	133	294
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,913	20,973
Basic EPS	$0.85	$0.65
Diluted EPS	$0.85	$0.64

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 141,249 and 71,285 for the quarters ended March 28, 2025 and March 29, 2024, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	March 28,	December 31,
(Thousands)	2025	2024
Raw materials and supplies	$89,271	$100,208
Work in process	286,923	278,065
Finished goods	63,569	63,026
Inventories, net	$439,763	$441,299

The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $416.8 million and $381.6 million as of March 28, 2025 and December 31, 2024, respectively.

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

Additionally, during the second quarter of 2022, the Company entered into an amendment to the investment agreement with the same customer to procure additional equipment to manufacture product for the customer. In 2023, the Company received the remaining prepayment related to this amendment, the total of which approximated $38.6 million.

As of March 28, 2025 and December 31, 2024, $56.2 million and $60.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of March 28, 2025 and December 31, 2024, $4.4 million and $4.3 million, respectively, of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit (income)/cost for the first quarter of 2025 and 2024 for the pension plans as shown below. The Pension Benefits columns aggregate defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits columns include the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands)	2025	2024	2025	2024
Components of net periodic benefit (income) cost
Service cost	$286	$268	$11	$12
Interest cost	1,910	1,907	58	58
Expected return on plan assets	(2,504)	(2,530)	—	—
Amortization of prior service cost (benefit)	(21)	(21)	—	—
Amortization of net loss (gain)	89	32	(87)	(87)
Total net benefit (income) cost	$(240)	$(344)	$(18)	$(17)
The Company did not make any contributions to its defined benefit plan in the first quarter of 2025 or 2024.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2025 and 2024 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive income (loss) before reclassifications	(279)	(686)	—	(965)	1,553	3,628	4,216
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	(763)	—	(797)	(103)	—	(900)
Net current period other comprehensive (loss) income before tax	(313)	(1,449)	—	(1,762)	1,450	3,628	3,316
Deferred taxes	(72)	(334)	—	(406)	375	—	(31)
Net current period other comprehensive (loss) income after tax	(241)	(1,115)	—	(1,356)	1,075	3,628	3,347
Balance at March 28, 2025	$1,397	$2,430	$2	$3,829	$(53,627)	$(7,901)	$(57,699)

Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive (loss) income before reclassifications	665	3,840	(333)	4,172	—	(4,460)	(288)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,262)	26	(1,236)	(111)	—	(1,347)
Net current period other comprehensive (loss) income before tax	665	2,578	(307)	2,936	(111)	(4,460)	(1,635)
Deferred taxes	153	593	(70)	676	62	—	738
Net current period other comprehensive (loss) income after tax	512	1,985	(237)	2,260	(173)	(4,460)	(2,373)
Balance at March 29, 2024	$1,713	$6,141	$(336)	$7,518	$(48,831)	$(8,008)	$(49,321)

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares was $3.0 million and $2.6 million in the first quarter of 2025 and 2024, respectively.
The Company granted 54,302 SARs to certain employees during the first quarter of 2025. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended March 28, 2025 were $87.36 and $26.33, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	3.97%
Dividend yield	0.62%
Volatility	29.4%
Expected term (in years)	4.7
The Company granted 102,678 stock-settled RSUs to certain employees during the first quarter of 2025. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $87.79 for stock-settled RSUs granted to employees during the three months ended March 28, 2025. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2025. The weighted-average fair value of the stock-settled PRSUs was $106.34 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At March 28, 2025, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $26.9 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of March 28, 2025 and December 31, 2024:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2025	2024	2025	2024	2025	2024	2025	2024
Financial Assets
Deferred compensation investments	$6,149	$6,050	$6,149	$6,050	$—	$—	$—	$—
Foreign currency forward contracts	434	1,671	—	—	434	1,671	—	—
Interest rate swaps	3,441	4,603	—	—	3,441	4,603	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$10,024	$12,324	$6,149	$6,050	$3,875	$6,274	$—	$—
Financial Liabilities
Deferred compensation liability	$6,149	$6,050	$6,149	$6,050	$—	$—	$—	$—
Foreign currency forward contracts	1,397	1,033	—	—	1,397	1,033	—	—
Interest rate swaps	287	—	—	—	287	—		—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$7,833	$7,083	$6,149	$6,050	$1,684	$1,033	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of March 28, 2025 and December 31, 2024. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of March 28, 2025 and December 31, 2024:

	March 28, 2025		December 31, 2024
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$17,936	$410	$24,532	$1,365
Other liabilities and accrued items	37,239	1,364	45,679	1,031
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.5 million of foreign currency losses and $0.4 million of foreign currency gains related to derivatives in the first quarter of 2025 and 2024, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and the balance sheet classification as of March 28, 2025 and December 31, 2024:

	March 28, 2025
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$1,017	$24	$—	$22	$—
Foreign currency forward contracts - euro	2,161	—	—	11	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	2,293	1,148	53	234
Total	$203,178	$2,317	$1,148	$86	$234

	December 31, 2024
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$1,427	$70	$—	$2	$—
Foreign currency forward contracts - euro	5,955	236	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	2,701	1,902	—	—
Total	$207,382	$3,007	$1,902	$2	$—
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $2.2 million of gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At March 28, 2025, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income related to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the first quarter of 2025 and 2024:

		First Quarter Ended
(Thousands)		March 28, 2025	March 29, 2024
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(34)	$—
Precious metal swaps	Cost of sales	—	26
Interest rate swap	Interest expense - net	(763)	(1,262)
Total		$(797)	$(1,236)

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.5 million and $4.6 million at March 28, 2025 and December 31, 2024, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note P — Debt

(Thousands)	March 28, 2025	December 31, 2024
Borrowings under Credit Agreement	$197,125	$198,875
Borrowings under the Term Loan Facility	232,500	240,000
Overdraft Sweep Facility	13,708	123
Foreign debt	9,619	4,901
Total debt outstanding	452,952	443,899
Current portion of long-term debt	(52,573)	(34,274)
Gross long-term debt	400,379	409,625
Unamortized deferred financing fees	(1,635)	(1,891)
Long-term debt	$398,744	$407,734

As of March 28, 2025 and December 31, 2024, the Company had $197.1 million outstanding at an average interest rate of 5.92% and $198.9 million outstanding at an average interest rate of 6.27%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of March 28, 2025 was $172.2 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2026.

In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of March 28, 2025 the overdraft sweep facility had a balance of $13.7 million. The facility allows for an additional $30.0 million of liquidity. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 28, 2025.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings up to $20.9 million. At March 28, 2025 the Company had borrowings outstanding of $8.5 million which reduced under these facilities to $12.4 million.

The balance outstanding on the term loan facility as of March 28, 2025 and December 31, 2024 was $232.5 million and $240.0 million, respectively.

At both March 28, 2025 and December 31, 2024, there was $5.6 million and $7.1 million, respectively, outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	March 28,	March 29,	$	%
(Thousands, except per share data)	2025	2024	Change	Change
Net sales	$420,330	$385,287	$35,043	9%
Value-added sales	259,346	257,848	1,498	1%
Gross margin	76,179	71,212	4,967	7%
Gross margin as a % of net sales	18%	18%
Gross margin as a % of value-added sales	29%	28%
Selling, general, and administrative (SG&A) expense	35,445	35,844	(399)	(1)%
SG&A expense as a % of net sales	8%	9%
SG&A expense as a % of value-added sales	14%	14%
Research and development (R&D) expense	6,505	7,142	(637)	(9)%
R&D expense as a % of net sales	2%	2%
R&D expense as a % of value-added sales	3%	3%
Restructuring (income) expense	2,038	1,620	418	26%
Other—net	4,996	4,357	639	15%
Operating profit	27,195	22,249	4,946	22%
Other non-operating (income)—net	(666)	(643)	(23)	4%
Interest expense—net	6,917	8,279	(1,362)	(16)%
Income before income taxes	20,944	14,613	6,331	43%
Income tax expense (benefit)	3,246	1,204	2,042	170%
Net income	$17,698	$13,409	$4,289	32%

Diluted earnings per share	$0.85	$0.64	$0.21	33%
NM = Not Meaningful

Net sales of $420.3 million in the first quarter of 2025 increased $35.0 million from $385.3 million in the first quarter of 2024. An increase in net sales in the Electronic Materials and Performance Materials segments were partially offset by decreased net sales in the Precision Optics segment. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $40.5 million when compared to the prior year period. At the Company level, volume increases in the energy (45%) and semiconductor (7%) end markets were partially offset by a volume decrease in the consumer electronics (14%) end market. Additionally, there was a $6.2 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2024. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $259.3 million in the first quarter of 2025 increased $1.5 million, or 1%, compared to the first quarter of 2024. The increase was driven by volume increase in the energy (47%) and semiconductor (7%) end markets partially offset by a sales volume decrease in the consumer electronics (17%) end market. Additionally, there was a $6.2 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2024.

Gross margin in the first quarter of 2025 was $76.2 million, an increase of 7% compared to the first quarter of 2024. Gross margin expressed as a percentage of net sales was 18% in both the first quarter of 2025 and 2024. Gross margin expressed as a percentage of value-added sales increased to 29% in the first quarter of 2025 from 28% in the first quarter of 2024. In the first quarter of the prior year, the Company incurred significant pre-production costs and manufacturing inefficiencies associated with the ramp of the wide area clad facility and overall lower sales volumes, resulting in lower margins. In addition to improved manufacturing performance in 2025, the increase in hydroxide sales favorably impacted margins in the first quarter of 2025 compared to the same period in 2024.

SG&A expense was $35.4 million in the first quarter of 2025, compared to $35.8 million in the first quarter of 2024. SG&A expense remained relatively flat from the prior year period due to continue cost control initiatives. Expressed as a percentage of net sales, SG&A expense decreased from 9% in the first quarter of 2024 to 8% in the first quarter of 2025, primarily due to the impact of precious metal pricing on net sales. Expressed as a percentage of value-added sales, SG&A expense was 14% in both the first quarter of 2025 and 2024.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D spend was 2% of net sales in both the first quarter of 2025 and 2024 and 3% of value-added sales in the first quarter of 2025 and 2024.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first quarter of 2025, we recorded a combined total of $2.0 million of restructuring charges in our Precision Optics, Electronic Materials and Performance Materials segments, compared to $1.6 million of restructuring charges across all segments in the first quarter of 2024.

Other-net was $5.0 million of expense in the first quarter of 2025, or a $0.6 million increase from the first quarter of 2024, impacted by a $0.2 million increase in metal consignment fees. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $6.9 million and $8.3 million in the first quarter of 2025 and 2024, respectively. The decrease in interest expense is primarily due to an decrease in interest rates and borrowings compared to the prior year period.

Income tax expense for the first quarter of 2025 was expense of $3.2 million, compared to $1.2 million in the first quarter of 2024. The effective tax rate for the first quarter of 2025 and 2024 was 15.5% and 8.2%, respectively. The effective tax rate for the first quarter of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion, foreign derived intangible income deduction and production credit. The effective tax rate for the first quarter of 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign derived intangible income deduction, and excess tax benefits from stock-based compensation awards. The effective tax rate for the first three months of 2025 and 2024 included a net discrete income tax effect from stock-based compensation awards of $0.1 million expense and $1.2 million benefit, respectively. See Note F to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure

A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2025 and 2024 is as follows:

	First Quarter Ended
	March 28,	March 29,
(Thousands)	2025	2024
Net sales
Performance Materials	$173,987	$168,646
Electronic Materials	224,795	191,971
Precision Optics	21,548	24,670
Other	—	—
Total	$420,330	$385,287

Less: pass-through metal costs
Performance Materials	$13,940	$13,072
Electronic Materials	146,982	114,341
Precision Optics	62	26
Other	—	—
Total	$160,984	$127,439

Value-added sales
Performance Materials	$160,047	$155,574
Electronic Materials	77,813	77,630
Precision Optics	21,486	24,644
Other	—	—
Total	$259,346	$257,848
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

Performance Materials
First Quarter

	First Quarter Ended
	March 28,	March 29,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$173,987	$168,646	$5,341	3%
Value-added sales	160,047	155,574	4,473	3%
EBITDA	40,673	30,676	9,997	33%
Net sales from the Performance Materials segment of $174.0 million in the first quarter of 2025 increased 3% compared to net sales of $168.6 million in the first quarter of 2024. The increase in sales was due to a $6.2 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2024 as well as a volume increase in the energy end market (97%), partially offset by a sales volume decrease in the consumer electronics end market (17%).
Value-added sales of $160.0 million in the first quarter of 2025 were 3% higher than value-added sales of $155.6 million in the first quarter of 2024. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $40.7 million in the first quarter of 2025 compared to $30.7 million in the first quarter of 2024. The increase in EBITDA was primarily due to pre-production costs associated with the production ramp of the new wide area clad facility in the first quarter of 2024 that did not recur in the first quarter of 2025 as well as the favorable impact of other manufacturing efficiencies in the first quarter of 2025. In addition, the increase in hydroxide sales favorably impacted margins.

Electronic Materials
First Quarter

	First Quarter Ended
	March 28,	March 29,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$224,795	$191,971	$32,824	17%
Value-added sales	77,813	77,630	183	—%
EBITDA	11,078	14,352	(3,274)	(23)%
Net sales from the Electronic Materials segment of $224.8 million in the first quarter of 2025 increased 17% from net sales of $192.0 million in the first quarter of 2024. The increase in net sales was due to higher pass-through metal pricing, accounting for an increase of $40.5 million compared to the first quarter of 2024, and an increase in sales volumes in the semiconductor end market (5%). These increases were partially offset by lower volume of precious metal sales and a decrease in sales volumes in the energy end market (19%).
Value-added sales of $77.8 million in the first quarter of 2025 were relatively flat compared to value-added sales of $77.6 million in the first quarter of 2024. The increase in semiconductor sales noted above was partially offset by the decrease in the energy end market.
EBITDA for the Electronic Materials segment was $11.1 million in the first quarter of 2025 compared to $14.4 million in the first quarter of 2024. EBITDA in the first quarter of 2025 was impacted by approximately $1.6 million of incremental one-time costs related to the continued wind-down of the refinery at the Company's Albuquerque, New Mexico facility as well as the impacts of unfavorable price/mix.

Precision Optics
First Quarter

(Thousands)	First Quarter Ended
	March 28,	March 29,	$	%
	2025	2024	Change	Change
Net sales	$21,548	$24,670	$(3,122)	(13)%
Value-added sales	21,486	24,644	(3,158)	(13)%
EBITDA	(1,482)	(252)	(1,230)	NM
Net sales from the Precision Optics segment of $21.5 million in the first quarter of 2025 decreased 13% compared to net sales of $24.7 million in the first quarter of 2024. The decrease was primarily due to lower sales volumes in the life sciences end market (41%).
Value-added sales of $21.5 million in the first quarter of 2025 decreased 13% compared to value-added sales of $24.6 million in the first quarter of 2024. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was a loss of $1.5 million in the first quarter of 2025, compared to a loss of $0.3 million in the first quarter of 2024. The decrease in EBITDA was primarily driven by a $1.0 million increase in restructuring expense in the first quarter of 2025 compared to the first quarter of 2024, as well as the impact of lower sales volumes.

Other
First Quarter

(Thousands)	First Quarter Ended
	March 28,	March 29,	$	%
	2025	2024	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(5,870)	(5,699)	(171)	3%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $5.9 million in the first quarter of 2025 compared to $5.7 million in the first quarter of 2024. Corporate costs were 1% of Company-wide net sales in the first quarter of 2025 and 2024. Corporate costs were 2% of Company-wide value-added sales in the first quarter of 2025 and 2024. Corporate costs remained relatively consistent with the prior year period due to continued cost control initiatives implemented throughout 2024 and in the first quarter of 2025.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	March 28,	March 29,	$
(Thousands)	2025	2024	Change
Net cash (used in) provided by operating activities	$15,502	$(13,805)	$29,307
Net cash used in investing activities	(20,738)	(26,299)	5,561
Net cash provided by financing activities	3,478	40,297	(36,819)
Effects of exchange rate changes	679	(383)	1,062
Net change in cash and cash equivalents	$(1,079)	$(190)	$(889)
Net cash provided by operating activities totaled $15.5 million in the first three months of 2025 compared to net cash used in operating activities of $13.8 million in the prior-year period. The favorable change in cash provided by operating activities was primarily driven by continued focus on working capital, specifically efforts focused around inventory management, which resulted in a net cash benefit of $0.4 million in the first quarter of 2025 compared to a usage of $26.5 million in the first quarter of 2024 when inventory levels increased. The increase in Account Receivable and Account Payable during the first quarter of 2025 was primarily due to the significant increase in precious metal pricing from year end, compared to decreases in the same period in the prior year.
Net cash used in investing activities was $20.7 million in the first quarter of 2025 compared to $26.3 million in the prior-year period. The decrease in cash used in investing activities is due to lower capital expenditures, partially offset by an increase in mine development in the first quarter of 2025 compared to the first quarter of 2024.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2025, the Company expects payments for property, plant, and equipment to be approximately $70 million.
Net cash provided by financing activities totaled $3.5 million in the first three months of 2025 compared to net cash provided by financing activities of $40.3 million in the prior-year period. The decrease in borrowings in 2025 from the same period in the prior year was a result of favorable operating cash flow and lower capital expenditures in 2025.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2024 Annual Report on Form 10-K.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At March 28, 2025, cash and cash equivalents held by our foreign operations totaled $14.6 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of March 28, 2025 and December 31, 2024 is as follows:

	March 28,	December 31,
(Thousands)	2025	2024
Cash and cash equivalents	$15,634	$16,713
Total outstanding debt	451,317	442,008
Net debt	$(435,683)	$(425,295)
Available borrowing capacity	$172,228	$168,997
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of March 28, 2025 and December 31, 2024. Cash on hand up to $25 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
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
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $198.2 million as of March 28, 2025, compared to $233.4 million as of December 31, 2024. The availability is determined by Board approved levels and actual capacity.

In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We did not repurchase any shares under this program in the first quarter of 2025. Since the approval of the repurchase plan, we have purchased 1,254,264 shares at a total cost of $41.7 million, or an average of $33.23 per share.
We paid cash dividends of $2.8 million on our common stock in the first quarter of 2025. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $416.8 million and $381.6 million as of March 28, 2025 and December 31, 2024, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of March 28, 2025. For additional information on our contractual and other obligations, refer to our 2024 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including the conflict between Russia and Ukraine; realization of financial benefits expected from the Inflation Reduction Act of 2022; and the risk factors set forth in Part 1, Item 1A of the Company's 2024 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2024 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of March 28, 2025 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of March 28, 2025.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 28, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2025	—	$—	—	$8,316,239
February 1 through February 28, 2025	—	—	—	8,316,239
March 1 through March 28, 2025	—	—	—	8,316,239
Total	—	$—	—	$8,316,239

(1)	On January 14, 2014, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the three months ended March 28, 2025 we did not repurchase any shares under this program. As of March 28, 2025 $8.3 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
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

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

10.1	Materion and Subsidiaries Annual Incentive Plan for the 2025 Plan Year*
10.2	Form of 2025 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2025*
10.3	Materion Executive Deferred Compensation Program (formerly known as the Materion Corporation Executive Deferred Compensation Plan II), effective January 28, 2025
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended March 28, 2025*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: May 1, 2025
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)