Form 10-Q
period 2025-06-27
MATERION Corp
filed 2025-07-30
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at June 27, 2025: 20,726,917.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(Thousands, except per share amounts)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$431,658	$425,866	$851,988	$811,153
Cost of sales	349,000	345,007	693,151	659,082
Gross margin	82,658	80,859	158,837	152,071
Selling, general, and administrative expense	35,039	33,601	70,484	69,445
Research and development expense	6,413	7,702	12,918	14,844
Restructuring expense	479	3,048	2,517	4,668
Other—net	3,908	4,446	8,904	8,803
Operating profit	36,819	32,062	64,014	54,311
Other non-operating income—net	(567)	(640)	(1,233)	(1,283)
Interest expense—net	8,230	8,802	15,147	17,081
Income before income taxes	29,156	23,900	50,100	38,513
Income tax expense	4,016	4,864	7,262	6,068
Net income	$25,140	$19,036	$42,838	$32,445
Basic earnings per share:
Net income per share of common stock	$1.21	$0.92	$2.06	$1.57
Diluted earnings per share:
Net income per share of common stock	$1.21	$0.91	$2.05	$1.55
Weighted-average number of shares of common stock outstanding:
Basic	20,779	20,741	20,779	20,710
Diluted	20,833	20,914	20,874	20,937

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands)	2025	2024	2025	2024
Net income	$25,140	$19,036	$42,838	$32,445
Other comprehensive income (loss):
Foreign currency translation adjustment	6,583	(1,089)	10,211	(5,549)
Derivative and hedging activity, net of tax	(623)	(414)	(1,979)	1,846
Pension and post-employment benefit adjustment, net of tax	(21)	(63)	1,054	(236)
Other comprehensive income (loss)	5,939	(1,566)	9,286	(3,939)
Comprehensive income	$31,079	$17,470	$52,124	$28,506

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 27,	Dec. 31,
(Thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents	$12,591	$16,713
Accounts receivable, net	198,377	193,793
Inventories, net	444,637	441,299
Prepaid and other current assets	79,508	72,419
Total current assets	735,113	724,224
Deferred income taxes	3,055	2,964
Property, plant, and equipment	1,357,772	1,315,586
Less allowances for depreciation, depletion, and amortization	(825,175)	(804,781)
Property, plant, and equipment, net	532,597	510,805
Operating lease, right-of-use assets	75,363	64,449
Intangible assets, net	107,627	109,312
Other assets	21,757	22,140
Goodwill	265,695	263,738
Total Assets	$1,741,207	$1,697,632
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$19,880	$34,274
Accounts payable	132,338	105,901
Salaries and wages	15,890	20,939
Other liabilities and accrued items	43,658	47,523
Income taxes	3,236	4,906
Unearned revenue	16,899	13,191
Total current liabilities	231,901	226,734
Other long-term liabilities	12,541	12,013
Operating lease liabilities	72,165	62,626
Finance lease liabilities	13,612	12,404
Retirement and post-employment benefits	27,185	26,411
Unearned income	61,642	75,769
Long-term income taxes	2,449	1,818
Deferred income taxes	3,370	3,242
Long-term debt	405,697	407,734
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both June 27th and December 31st)	345,666	336,136
Retained earnings	886,247	849,111
Common stock in treasury	(276,447)	(261,880)
Accumulated other comprehensive loss	(51,760)	(61,046)
Other equity	6,939	6,560
Total shareholders' equity	910,645	868,881
Total Liabilities and Shareholders’ Equity	$1,741,207	$1,697,632

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 27,	June 28,
(Thousands)	2025	2024
Cash flows from operating activities:
Net income	$42,838	$32,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	34,047	32,698
Amortization of deferred financing costs in interest expense	1,412	857
Stock-based compensation expense (non-cash)	5,437	5,334
Deferred income tax expense (benefit)	(25)	926
Changes in assets and liabilities:
Accounts receivable	(949)	5,274
Inventory	94	(24,312)
Prepaid and other current assets	(3,029)	(12,494)
Accounts payable and accrued expenses	4,193	(20,863)
Unearned revenue	(8,525)	(10,340)
Interest and taxes payable	(1,230)	(3,906)
Other-net	(8,821)	858
Net cash provided by operating activities	65,442	6,477
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(25,003)	(38,412)
Payments for mine development	(10,175)	(10,375)
Proceeds from sale of property, plant, and equipment	266	527
Net cash used in investing activities	(34,912)	(48,260)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities, net	(2,219)	73,649
Repayment of long-term debt	(15,111)	(15,172)
Principal payments under finance lease obligations	(306)	(382)
Cash dividends paid	(5,705)	(5,493)
Deferred financing costs	(2,856)	—
Repurchase of common stock	(7,843)	—
Payments of withholding taxes for stock-based compensation awards	(2,337)	(6,402)
Net cash provided by/(used in) financing activities	(36,377)	46,200
Effects of exchange rate changes	1,725	(613)
Net change in cash and cash equivalents	(4,122)	3,804
Cash and cash equivalents at beginning of period	16,713	13,294
Cash and cash equivalents at end of period	$12,591	$17,098

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at March 28, 2025	20,814	6,334	$342,759	$864,002	$(267,756)	$(57,699)	$6,623	$887,929
Net income	—	—	—	25,140	—	—	—	25,140
Other comprehensive income	—	—	—	—	—	5,939	—	5,939
Cash dividends declared ($0.140 per share)	—	—	—	(2,902)	—	—	—	(2,902)
Stock-based compensation activity	14	(14)	2,887	7	(443)	—	—	2,451
Repurchase of common stock	(100)	100			(7,843)			(7,843)
Payments of withholding taxes for stock-based compensation awards	(2)	2	—	—	(113)	—	—	(113)
Directors’ deferred compensation	1	(1)	20	—	(292)	—	316	44
Balance at June 27, 2025	20,727	6,421	$345,666	$886,247	$(276,447)	$(51,760)	$6,939	$910,645

Balance at March 29, 2024	20,731	6,417	$324,492	$865,038	$(256,268)	$(49,321)	$5,982	$889,923
Net income	—	—	—	19,036	—	—	—	19,036
Other comprehensive income	—	—	—	—	—	(1,566)	—	(1,566)
Cash dividends declared ($0.135 per share)	—	—	—	(2,801)	—	—	—	(2,801)
Stock-based compensation activity	19	(19)	4,315	11	(1,487)	—	—	2,839
Payments of withholding taxes for stock-based compensation awards	(4)	4	—	—	(389)	—	—	(389)
Directors’ deferred compensation	1	(1)	29	—	(439)	—	453	43
Balance at June 28, 2024	20,747	6,401	$328,836	$881,284	$(258,583)	$(50,887)	$6,435	$907,085

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)		$(61,046)	$6,560	$868,881
Net income	—	—	—	42,838	—			—	42,838
Other comprehensive loss	—	—	—	—	—		9,286	—	9,286
Cash dividends declared ($0.275 per share)	—	—		(5,705)	—		—	—	(5,705)
Stock-based compensation activity	89	(89)	9,484	3	(4,050)	—		—	5,437
Repurchase of common stock	(100)	100			(7,843)				(7,843)
Payments of withholding taxes for stock-based compensation awards	(27)	27	—	—	(2,337)		—	—	(2,337)
Directors’ deferred compensation	1	(1)	46	—	(337)		—	379	88
Balance at June 27, 2025	20,727	6,421	$345,666	$886,247	$(276,447)		$(51,760)	$6,939	$910,645

Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)		$(46,948)	$5,921	$885,053
Net income	—	—	—	32,445	—			—	32,445
Other comprehensive loss	—	—	—	—	—		(3,939)	—	(3,939)
Cash dividends declared ($0.265 per share)	—	—		(5,493)	—		—	—	(5,493)
Stock-based compensation activity	149	(149)	19,284	(2)	(13,948)	—		—	5,334
Payments of withholding taxes for stock-based compensation awards	(49)	49	—	—	(6,402)		—	—	(6,402)
Directors’ deferred compensation	1	(1)	60	—	(487)		—	514	87
Balance at June 28, 2024	20,747	6,401	$328,836	$881,284	$(258,583)		$(50,887)	$6,435	$907,085

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
In November 2024, the FASB issued a final ASU to require disaggregated disclosure of income statement expenses. This new standard requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This guidance is effective for annual periods beginning in the Company’s fiscal year 2027 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the second quarter and first six months of 2025 and 2024:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Second quarter ended June 27, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$182,778	$224,427	$24,453	$—	$431,658

Less:
Cost of sales	133,770	197,166	17,995	69	349,000
Selling, general and administrative expense	14,242	9,125	4,316	7,356	35,039
Other segment items (2)	3,864	4,796	2,603	(1,030)	10,233
Plus:
Segment depreciation, depletion and amortization	10,192	4,261	2,560	496	17,509
Segment EBITDA	$41,094	$17,601	$2,099	$(5,899)	$54,895
Income tax expense					4,016
Interest expense - net					8,230
Depreciation, depletion and amortization					17,509
Net Income					$25,140

	Second quarter ended June 28, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$187,513	$212,687	$25,666	$—	$425,866

Less:
Cost of sales	138,784	187,592	18,623	8	345,007
Selling, general and administrative expense	13,143	9,584	4,905	5,969	33,601
Other segment items (2)	3,845	6,601	3,372	738	14,556
Plus:
Segment depreciation, depletion and amortization	8,674	4,546	2,823	470	16,513
Segment EBITDA	$40,415	$13,456	$1,589	$(6,245)	$49,215
Income tax expense					4,864
Interest expense - net					8,802
Depreciation, depletion and amortization					16,513
Net Income					$19,036

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	First six months ended June 27, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$356,765	$449,222	$46,001	$—	$851,988

Less:
Cost of sales	259,526	398,223	35,319	83	693,151
Selling, general and administrative expense	28,223	19,744	8,702	13,815	70,484
Other segment items (2)	6,871	11,104	6,278	(1,147)	23,106
Plus:
Segment depreciation, depletion and amortization	19,622	8,528	4,915	982	34,047
Segment EBITDA	$81,767	$28,679	$617	$(11,769)	$99,294
Income tax expense					7,262
Interest expense - net					15,147
Depreciation, depletion and amortization					34,047
Net Income					$42,838

	First six months ended June 28, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$356,158	$404,658	$50,337	$—	$811,153

Less:
Cost of sales	267,348	354,507	37,208	19	659,082
Selling, general and administrative expense	27,298	19,715	10,519	11,913	69,445
Other segment items (2)	7,283	11,741	7,001	1,007	27,032
Plus:
Segment depreciation, depletion and amortization	16,862	9,114	5,727	995	32,698
Segment EBITDA	$71,091	$27,809	$1,336	$(11,944)	$88,292
Income tax expense					6,068
Interest expense - net					17,081
Depreciation, depletion and amortization					32,698
Net Income					$32,445

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Excludes inter-segment sales of $2.0 million and $1.7 million for the second quarter of 2025 and 2024, respectively, and $4.6 million and $3.2 million for the first six months of 2025 and 2024, respectively, for Electronic Materials. There were no material inter-segment sales for Performance Materials or Precision Optics in 2025 or 2024. Inter-segment sales are eliminated in consolidation.

(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note E
•Non-operating expenses primarily related to pension costs

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2025 and 2024:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Second Quarter 2025
End Market
Semiconductor	$1,758	$189,494	$795	$—	$192,047
Industrial	31,007	9,003	5,748	—	45,758
Aerospace and defense	43,965	2,079	7,273	—	53,317
Consumer electronics	56,672	158	3,223	—	60,053
Automotive	16,835	1,816	1,811	—	20,462
Energy	12,520	13,153	—	—	25,673
Life sciences	2,283	6,514	5,254	—	14,051
Other	17,738	2,210	349	—	20,297
Total	$182,778	$224,427	$24,453	$—	$431,658

Second Quarter 2024
End Market
Semiconductor	$1,300	$178,099	$754	$—	$180,153
Industrial	31,136	8,617	6,320	—	46,073
Aerospace and defense	42,500	1,677	5,979	—	50,156
Consumer electronics	63,369	27	4,150	—	67,546
Automotive	18,177	2,411	1,491	—	22,079
Energy	9,055	15,724	—	—	24,779
Life sciences	2,563	4,577	6,723	—	13,863
Other	19,413	1,555	249	—	21,217
Total	$187,513	$212,687	$25,666	$—	$425,866

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Six Months 2025
End Market
Semiconductor	$5,385	$373,243	$1,570	$—	$380,198
Industrial	62,283	18,759	12,022	—	93,064
Aerospace and defense	86,056	3,780	13,514	—	103,350
Consumer electronics	101,707	1,266	6,316	—	109,289
Automotive	33,037	2,542	3,146	—	38,725
Energy	28,940	33,383	—	—	62,323
Life sciences	4,858	12,389	8,945	—	26,192
Other	34,499	3,860	488	—	38,847
Total	$356,765	$449,222	$46,001	$—	$851,988

First Six Months 2024
End Market
Semiconductor	$3,962	$334,522	$1,079	$—	$339,563
Industrial	58,272	18,114	13,144	—	89,530
Aerospace and defense	84,071	3,286	11,854	—	99,211
Consumer electronics	117,666	137	7,266	—	125,069
Automotive	36,067	3,643	3,679	—	43,389
Energy	17,372	32,670	—	—	50,042
Life sciences	5,563	8,291	13,025	—	26,879
Other	33,185	3,995	290	—	37,470
Total	$356,158	$404,658	$50,337	$—	$811,153

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at June 27, 2025. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at June 27, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $27.9 million.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	June 27, 2025	December 31, 2024	$ change	% change
Accounts receivable, trade	$199,431	$194,562	$4,869	3%
Unbilled receivables	44,917	34,950	9,967	29%
Unearned revenue	16,899	13,191	3,708	28%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the second quarter and first six months of 2025.

In the fourth quarter of 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company sold $22.9 million of receivables in the second quarter of 2025 and a total of $38.9 million of receivables in the first six months of 2025. The Company recorded a loss on sale of $0.2 million and $0.4 million for the second quarter and first sixth months of 2025, respectively. The Company sold $48.9 million of receivables in the fourth quarter of 2024 and recorded a loss on sale of $0.7 million. Total receivables sold under this program amount to $87.8 million

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $0.7 million and $9.9 million of the December 31, 2024 unearned amounts as revenue during the second quarter and first six months of 2025, respectively.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note D — Other-net

Other-net for the second quarter and first six months of 2025 and 2024 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands)	2025	2024	2025	2024
Amortization of intangible assets	$2,806	$3,163	$5,695	$6,010
Metal consignment fees	2,460	1,895	4,675	3,918
Foreign currency (gain) loss	(800)	101	(952)	534
Other items	(558)	(713)	(514)	(1,659)
Total	$3,908	$4,446	$8,904	$8,803

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note E — Restructuring
In fiscal year 2024, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and current operating performance. These actions impact all three of our business segments as well as Corporate. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses.
In 2025, the Company continued to implement restructuring actions, primarily in our Precision Optics segment. In connection with these actions, we recorded restructuring expenses of $0.5 million and $2.5 million in the three and six months ended June 27, 2025, respectively, and $3.0 million and $4.7 million in the three and six months ended June 28, 2024, respectively, all of which were associated with workforce reduction, including severance and other personnel-related costs. We expect to substantially complete the remaining restructuring activities by the end of fiscal year 2025.
The activity in the accrued balances incurred in relation to restructuring during the six months ended June 27, 2025, and June 28, 2024, were as follows:

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	481	577	1,428	31	2,517
Cash Payments	(433)	(859)	(1,305)	(234)	(2,831)
Balance at June 27, 2025	$104	$11	$183	$205	$503

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2023	$2	$388	$—	$—	$390
Additional Charges	1,307	1,389	713	1,259	4,668
Cash Payments	(996)	(1,632)	(533)	(842)	(4,003)
Balance at June 28, 2024	$313	$145	$180	$417	$1,055
Note F — Income Taxes

The Company's effective tax rate for the second quarter of 2025 and 2024 was 13.8% and 20.4%, respectively, and 14.5% and 15.8% for the first six months of 2025 and 2024, respectively. The effective tax rate for 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the advanced manufacturing production credit. The effective tax rate for the 2024 periods was lower than the statutory tax rate primarily due to the impact of percentage depletion and the foreign derived intangible income deduction. The effective tax rate for the first six months of 2025 includes net discrete income tax expense of $0.6 million, primarily consisting of $0.2 million expense for stock-based compensation awards and $0.4 million expense for unrecognized tax benefits recorded. The effective tax rate for the first six months of 2024 included a net discrete income tax benefit of $0.2 million, which primarily consisted of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that were not likely to be realized for one of the Company’s foreign subsidiaries.
Government Tax Credits
Pursuant to The Inflation Reduction Act of 2022 (IRA), the Company is eligible for the Advanced Manufacturing Production Credit (production credit). The production credit provides an annual cash benefit for a portion of the production costs for the sale of certain critical minerals produced in the U.S. and sold during the year. The Company records the production credit as a reduction in cost of goods sold as the applicable items are produced and sold. U.S. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. Our accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Standards. We recognize the benefit of the production credit by applying IAS 20 in pretax income on a systematic basis in line with its recognition of the expenses that the grant is intended to compensate.
Pillar Two
The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax rate, commonly referred to as Pillar Two. Numerous foreign countries have enacted legislation to implement the Pillar Two rules or are expected to enact similar legislation. Pillar Two legislation enacted in jurisdictions the Company operates in is not expected to have a material impact on its effective tax rate or consolidated results of operations, financial position, or cash flows in 2025. We will continue to evaluate the impact of Pillar Two legislation on the current and future reporting periods.

Note G — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands, except per share amounts)	2025	2024	2025	2024
Numerator for basic and diluted EPS:
Net income	$25,140	$19,036	$42,838	$32,445
Denominator:
Denominator for basic EPS
Weighted-average shares outstanding	20,779	20,741	20,779	20,710
Effect of dilutive securities:
Stock appreciation rights	26	78	35	86
Restricted stock units	19	43	40	68
Performance-based restricted stock units	9	52	20	73
Diluted potential common shares	54	173	95	227
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,833	20,914	20,874	20,937
Basic EPS	$1.21	$0.92	$2.06	$1.57
Diluted EPS	$1.21	$0.91	$2.05	$1.55

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 320,477 and 137,252 for the quarters ended June 27, 2025 and June 28, 2024, respectively, and securities totaling 146,804 and 95,392 for the six months ended June 27, 2025 and June 28, 2024, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common stock and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note H — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	June 27,	December 31,
(Thousands)	2025	2024
Raw materials and supplies	$97,685	$100,208
Work in process	281,180	278,065
Finished goods	65,772	63,026
Inventories, net	$444,637	$441,299
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $379.3 million and $381.6 million as of June 27, 2025 and December 31, 2024, respectively.
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

As of June 27, 2025 and December 31, 2024, $49.8 million and $60.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of June 27, 2025 and December 31, 2024, $4.8 million and $4.3 million of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note J — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the second quarter and first six months ended June 27, 2025 and June 28, 2024, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands)	2025	2024	2025	2024
Components of net periodic benefit (credit) cost
Service cost	$308	$266	$11	$12
Interest cost	1,927	1,905	58	58
Expected return on plan assets	(2,532)	(2,529)	—	—
Amortization of prior service (benefit) cost	(23)	(21)	—	—
Amortization of net loss (gain)	90	32	(88)	(87)
Net periodic benefit (credit) cost	$(230)	$(347)	$(19)	$(17)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands)	2025	2024	2025	2024
Components of net periodic benefit (credit) cost
Service cost	$594	$534	$22	$25
Interest cost	3,837	3,812	116	117
Expected return on plan assets	(5,036)	(5,059)	—	—
Amortization of prior service (benefit) cost	(44)	(42)	—	—
Amortization of net loss (gain)	179	64	(175)	(174)
Net periodic benefit (credit) cost	$(470)	$(691)	$(37)	$(32)
The Company did not make any contributions to its domestic defined benefit plan in the second quarter or first six months of 2025 or 2024.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note K — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2025 and 2024 are as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at March 28, 2025	$1,397	$2,430	$2	$3,829	$(53,627)	$(7,901)	$(57,699)
Other comprehensive income (loss) before reclassifications	(45)	91	—	46	—	6,583	6,629
Amounts reclassified from accumulated other comprehensive income (loss)	(60)	(794)	—	(854)	(23)	—	(877)
Net current period other comprehensive (loss) income before tax	(105)	(703)	—	(808)	(23)	6,583	5,752
Deferred taxes	(24)	(161)	—	(185)	(2)	—	(187)
Net current period other comprehensive (loss) income after tax	(81)	(542)	—	(623)	(21)	6,583	5,939
Balance at June 27, 2025	$1,316	$1,888	$2	$3,206	$(53,648)	$(1,318)	$(51,760)

Balance at March 29, 2024	$1,713	$6,141	$(336)	$7,518	$(48,831)	$(8,008)	$(49,321)
Other comprehensive (loss) income before reclassifications	207	739	(227)	719	—	(1,089)	(370)
Amounts reclassified from accumulated other comprehensive income (loss)	(200)	(1,300)	243	(1,257)	(78)	—	(1,335)
Net current period other comprehensive (loss) income before tax	7	(561)	16	(538)	(78)	(1,089)	(1,705)
Deferred taxes	2	(129)	3	(124)	(15)	—	(139)
Net current period other comprehensive (loss) income after tax	5	(432)	13	(414)	(63)	(1,089)	(1,566)
Balance at June 28, 2024	$1,718	$5,709	$(323)	$7,104	$(48,894)	$(9,097)	$(50,887)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive income (loss) before reclassifications	(324)	(595)	—	(919)	1,553	10,211	10,845
Amounts reclassified from accumulated other comprehensive income (loss)	(94)	(1,557)	—	(1,651)	(126)	—	(1,777)
Net current period other comprehensive (loss) income before tax	(418)	(2,152)	—	(2,570)	1,427	10,211	9,068
Deferred taxes	(96)	(495)	—	(591)	373	—	(218)
Net current period other comprehensive (loss) income after tax	(322)	(1,657)	—	(1,979)	1,054	10,211	9,286
Balance at June 27, 2025	$1,316	$1,888	$2	$3,206	$(53,648)	$(1,318)	$(51,760)

Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive (loss) income before reclassifications	872	4,579	(560)	4,891	—	(5,549)	(658)
Amounts reclassified from accumulated other comprehensive income (loss)	(200)	(2,562)	269	(2,493)	(189)	—	(2,682)
Net current period other comprehensive (loss) income before tax	672	2,017	(291)	2,398	(189)	(5,549)	(3,340)
Deferred taxes	155	464	(67)	552	47	—	599
Net current period other comprehensive (loss) income after tax	517	1,553	(224)	1,846	(236)	(5,549)	(3,939)
Balance at June 28, 2024	$1,718	$5,709	$(323)	$7,104	$(48,894)	$(9,097)	$(50,887)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note L — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $2.6 million and $5.6 million in the second quarter and first six months of 2025, respectively, compared to $2.7 million and $5.3 million, respectively, in the same periods of 2024.
The Company granted 55,546 SARs to certain employees during the first six months of 2025. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended June 27, 2025 were $87.36 and $26.33, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	3.97%
Dividend yield	0.62%
Volatility	29.4%
Expected term (in years)	4.7

The Company granted 104,873 stock-settled RSUs to certain employees during the first six months of 2025. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $87.74 for stock-settled RSUs granted to employees during the six months ended June 27, 2025. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2025. The weighted-average fair value of the stock-settled PRSUs was $106.34 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At June 27, 2025, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $22.6 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of June 27, 2025 and December 31, 2024:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2025	2024	2025	2024	2025	2024	2025	2024
Financial Assets
Deferred compensation investments	$6,674	$6,050	$6,674	$6,050	$—	$—	$—	$—
Foreign currency forward contracts	224	1,671	—	—	224	1,671	—	—
Interest rate swaps	2,819	4,603	—	—	2,819	4,603	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$9,717	$12,324	$6,674	$6,050	$3,043	$6,274	$—	$—
Financial Liabilities
Deferred compensation liability	$6,674	$6,050	$6,674	$6,050	$—	$—	$—	$—
Foreign currency forward contracts	1,550	1,033	—	—	1,550	1,033	—	—
Interest rate swaps	368	—	—	—	368	—	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$8,592	$7,083	$6,674	$6,050	$1,918	$1,033	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of June 27, 2025 and December 31, 2024. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of June 27, 2025 and December 31, 2024:

	June 27, 2025		December 31, 2024
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$11,492	$218	$24,532	$1,365
Other liabilities and accrued items	32,700	1,430	45,679	1,031
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $1.5 million and $2.0 million of foreign currency losses in the second quarter and first six months of 2025, respectively, compared to $0.1 million of foreign currency losses and $0.4 million of foreign currency gains in the second quarter and first six months of 2024, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of June 27, 2025 and December 31, 2024:

	June 27, 2025
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$705	$6	$—	$32	$—
Foreign currency forward contracts - euro	1,082	—	—	88	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	2,208	611	114	254
Total	$201,787	$2,214	$611	$234	$254

	December 31, 2024
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$1,427	$70	$—	$2	$—
Foreign currency forward contracts - euro	5,955	236	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	2,701	1,902	—	—
Total	$207,382	$3,007	$1,902	$2	$—
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $2.0 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At June 27, 2025, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note K for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the second quarter and first six months of 2025 and 2024:

		Second Quarter Ended
(Thousands)		June 27, 2025	June 28, 2024
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(60)	$(200)
Precious metal swaps	Cost of sales	—	243
Interest rate swap	Interest expense - net	(794)	(1,300)
Total		$(854)	$(1,257)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Six Months Ended
(Thousands)		June 27, 2025	June 28, 2024
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(94)	$(200)
Precious metal swaps	Cost of sales	—	269
Interest rate swap	Interest expense - net	(1,557)	(2,562)
Total		$(1,651)	$(2,493)

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $4.4 million and $4.6 million at June 27, 2025 and December 31, 2024, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note P — Debt

(Thousands)	June 27, 2025	December 31, 2024
Borrowings under Credit Agreement	$187,625	$198,875
Borrowings under the Term Loan Facility	225,000	240,000
Overdraft Sweep Facility	11,884	123
Foreign debt	3,095	4,901
Total debt outstanding	427,604	443,899
Current portion of long-term debt	(19,880)	(34,274)
Gross long-term debt	407,724	409,625
Unamortized deferred financing fees	(2,027)	(1,891)
Long-term debt	$405,697	$407,734

In June 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement refinances the revolving credit facility and term loan facility provided under Materion's previous Fourth Amended and Restated Credit Agreement, dated October 27, 2021 (as amended). Among other things, the Credit Agreement provides for a $450 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $225 million senior secured term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Credit Facilities"). The Term Loan Facility was fully drawn on June 26, 2025. The Credit Facilities mature on June 26, 2030.

As of June 27, 2025 and December 31, 2024, the Company had $187.6 million outstanding at an average interest rate of 5.82% and $198.9 million outstanding at an average interest rate of 6.27%, respectively, under its revolving credit facility.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The available borrowing capacity under the revolving credit facility as of June 27, 2025 was $256.7 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2030. In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of June 27, 2025, there was $11.9 million outstanding on the overdraft sweep facility. The amended and restated credit agreement governing the revolving credit facility and the term loan facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of June 27, 2025.

The balance outstanding on the term loan facility as of June 27, 2025 and December 31, 2024 was $225 million and $240 million, respectively.

At June 27, 2025 and December 31, 2024, there was $5.7 million and $7.1 million, respectively, outstanding against the letters of credit sub-facility.

Note Q — Subsequent Events

On July 9, 2025 the Company completed the acquisition of certain manufacturing assets for tantalum solutions in Dangjin City, South Korea, from Konasol, a Korean manufacturer serving the semiconductor and adjacent markets. The total purchase price was approximately $19 million. The acquisition and related fees and expenses were funded through available cash and drawings on the Company's revolving credit facility.

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

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	June 27,	June 28,	$	%
(Thousands, except per share data)	2025	2024	Change	Change
Net sales	$431,658	$425,866	$5,792	1%
Value-added sales	268,970	279,833	(10,863)	(4)%
Gross margin	82,658	80,859	1,799	2%
Gross margin as a % of net sales	19%	19%
Gross margin as a % of value-added sales	31%	29%
Selling, general, and administrative (SG&A) expense	35,039	33,601	1,438	4%
SG&A expense as a % of net sales	8%	8%
SG&A expense as a % of value-added sales	13%	12%
Research and development (R&D) expense	6,413	7,702	(1,289)	(17)%
R&D expense as a % of net sales	1%	2%
R&D expense as a % of value-added sales	2%	3%
Restructuring expense	479	3,048	(2,569)	n.m.
Other—net	3,908	4,446	(538)	(12)%
Operating profit	36,819	32,062	4,757	15%
Other non-operating (income)—net	(567)	(640)	73	(11)%
Interest expense—net	8,230	8,802	(572)	(6)%
Income before income taxes	29,156	23,900	5,256	22%
Income tax expense	4,016	4,864	(848)	(17)%
Net income	$25,140	$19,036	$6,104	32%

Diluted earnings per share	$1.21	$0.91	$0.30	33%

Net sales of $431.7 million in the second quarter of 2025 increased $5.8 million from $425.9 million in the second quarter of 2024. The increase in net sales was primarily attributable to the Electronic Materials segment. The increase in net sales in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $38.0 million when compared to the prior year period. At the Company level, volume decreases in the consumer electronics (11%) and semiconductor (4%) end markets were partially offset by volume increases in the aerospace and defense (6%) and energy (4%) end markets. Additionally, there was a $3.8 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2024. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through precious metal market costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $269.0 million in the second quarter of 2025 decreased $10.9 million, or 4%, compared to the second quarter of 2024. Volume decreases in the consumer electronics (12%) and semiconductor (4%) end markets were partially offset by increases in the aerospace and defense (5%) and energy (9%) end markets. Additionally, there was a $3.8 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2024.

Gross margin in the second quarter of 2025 was $82.7 million, an increase of 2% compared to the second quarter of 2024. Gross margin expressed as a percentage of net sales was 19% in both the second quarter of 2025 and 2024. Gross margin expressed as a percentage of value-added sales was 31% in second quarter of 2025, compared to 29% in the second quarter of 2024. The increase in gross margins is primarily due to improved manufacturing performance in 2025. Additionally in the second quarter of the prior year, the Company incurred significant pre-production costs and manufacturing inefficiencies associated with the ramp of the wide area clad facility, resulting in lower margins.

SG&A expense was $35.0 million in the second quarter of 2025, compared to $33.6 million in the second quarter of 2024. The increase in SG&A expense was primarily due to timing of the incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 8% of net sales in both the second quarter of 2025 and 2024. Expressed as a percentage of value-added sales, SG&A expense was 13% and 12% in the second quarter of 2025 and 2024, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% of net sales in the second quarter of 2025 and 2% of net sales in the second quarter of 2024. R&D expense accounted for 2% of value-added sales in the second quarter of 2025 and 3% of value-added sales in the second quarter of 2024. The decrease was driven by project timing.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the second quarter of 2025, we recorded a combined total of $0.5 million of restructuring charges in our Performance Materials, Electronic Materials and Precision Optics segments. In the second quarter of 2024, we incurred restructuring costs across all segments due to the Company's efforts to realign its cost structure. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $3.9 million of expense in the second quarter of 2025, or a decrease of $0.5 million from the second quarter of 2024. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $8.2 million and $8.8 million in the second quarter of 2025 and 2024, respectively. The decrease in interest expense was primarily due to a decrease in interest rates and decreased borrowings compared to the prior year period.

Income tax expense for the second quarter of 2025 was $4.0 million, compared to $4.9 million in the second quarter of 2024. The Company's effective tax rate for the second quarter of 2025 and 2024 was 13.8% and 20.4%, respectively. The effective tax rate for the second quarter of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the advanced manufacturing production credit. The effective tax rate for the second quarter of 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion and the foreign derived intangible income deduction. See Note F to the Consolidated Financial Statements for additional discussion.

Six Months

	Six Months Ended
	June 27,	June 28,	$	%
(Thousands, except per share data)	2025	2024	Change	Change
Net sales	$851,988	$811,153	$40,835	5%
Value-added sales	528,316	537,681	(9,365)	(2)%
Gross margin	158,837	152,071	6,766	4%
Gross margin as a % of net sales	19%	19%
Gross margin as a % of value-added sales	30%	28%
SG&A expense	70,484	69,445	1,039	1%
SG&A expense as a % of net sales	8%	9%
SG&A expense as a % of value-added sales	13%	13%
R&D expense	12,918	14,844	(1,926)	(13)%
R&D expense as a % of net sales	2%	2%
R&D expense as a % of value-added sales	2%	3%
Restructuring expense	2,517	4,668	(2,151)	(46)%
Other—net	8,904	8,803	101	1%
Operating profit	64,014	54,311	9,703	18%
Other non-operating (income)—net	(1,233)	(1,283)	50	(4)%
Interest expense—net	15,147	17,081	(1,934)	(11)%
Income before income taxes	50,100	38,513	11,587	30%
Income tax expense	7,262	6,068	1,194	20%
Net income	$42,838	$32,445	$10,393	32%

Diluted earnings per share	$2.05	$1.55	$0.50	32%

Net sales of $852.0 million in the first six months of 2025 increased $40.8 million from $811.2 million in the first six months of 2024. The increase in net sales was primarily attributable to the Electronic Materials segment. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $78.5 million when compared to the prior year period. At the Company level, a volume decrease in the consumer electronics (13%) end market was partially offset by a volume increase in the energy (25%) end market. Additionally, there was a $2.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year. See Note B to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales of $528.3 million in the first six months of 2025 decreased $9.4 million, or 2%, compared to the first six months of 2024. A volume decrease in the consumer electronics (14%) end market was partially offset by a volume increase in the energy (28%) end market. Additionally, there was a $2.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year.

Gross margin in the first six months of 2025 was $158.8 million, an increase of 4% compared to the first six months of 2024. Gross margin expressed as a percentage of net sales was 19% in the first six months of 2025 and 2024. Gross margin expressed as a percentage of value-added sales increased to 30% in the first six months of 2025 from 28% in the first six months of 2024. Despite the impact of lower sales volumes in the first six months of 2025, the Company experiences improved manufacturing performance, resulting in favorable margins in 2025. The lower gross margin in the first six months of 2024 was impacted by the significant pre-production costs and manufacturing inefficiencies associated with the ramp of the wide area clad facility.

SG&A expense was $70.5 million in the first six months of 2025, compared to $69.4 million in the first six months of 2024. The increase in SG&A expense was primarily due to timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 8% and 9% in the first six months of 2025 and 2024, respectively. Expressed as a percentage of value-added sales, SG&A expense was 13% in the first six months of 2025 and 2024.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 2% of net sales in the first six months of 2025 and 2024. R&D expense accounted for 2% of value-added sales in the first six months of 2025 and 3% of value-added sales in the first six months of 2024. The decrease was driven by project timing.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first six months of 2025, we recorded a combined total of $2.5 million of restructuring charges in our Performance Materials, Electronic Materials and Precision Optics segments. In the first six months of 2024, we recorded a combined total of $4.7 million of restructuring charges in our Performance Materials, Electronic Materials, Precision Optics and Other segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $8.9 million of expense in the first six months of 2025, or a $0.1 million increase from the first six months of 2024. Refer to Note D to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note J to the Consolidated Financial Statements for details of the components.

Interest expense-net was $15.1 million and $17.1 million in the first six months of 2025 and 2024, respectively. The decrease in interest expense is primarily due to an decrease in interest rates and borrowings compared to the prior year period.

Income tax expense for the first half of 2025 was $7.3 million, compared to $6.1 million in the first half of 2024. The Company's effective tax rate for the first six months of 2025 and 2024 was 14.5% and 15.8%, respectively. The effective tax rate for the first six months of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the advanced manufacturing production credit. The effective tax rate for the first six months of 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion and the foreign derived intangible income deduction. The effective tax rate for the first six months of 2025 includes net discrete income tax expense of $0.6 million, primarily consisting of $0.2 million expense for stock-based compensation awards and $0.4 million expense for unrecognized tax benefits recorded. The effective tax rate for the first six months of 2024 included a net discrete income tax benefit of $0.2 million, which primarily consisted of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that were not likely to be realized for one of the Company’s foreign subsidiaries. See Note F to the Consolidated Financial Statements for additional discussion.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes a broad range of tax provisions affecting businesses including extending permanently, with modification, certain business and international tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 and expanding certain Inflation Reduction Act tax incentives while accelerating the phase-out of others. Key provisions of the OBBBA relevant to our operations include the phase-out of the advanced manufacturing production credit beginning in 2031, the immediate expensing of certain capital expenditures and domestic research and development expenses beginning in 2025, adjustments to interest expense limitations, and changes to various U.S international tax provisions. The Company is still evaluating the impact of the OBBBA on our consolidated financial statements. We expect to reflect the effects of the OBBBA in our financial statements for the quarter ending September 26, 2025, in accordance with the ASC 740.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure

A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2025 and 2024 is as follows:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands)	2025	2024	2025	2024
Net sales
Performance Materials	$182,778	$187,513	$356,765	$356,158
Electronic Materials	224,427	212,687	449,222	404,658
Precision Optics	24,453	25,666	46,001	50,337
Other	—	—	—	—
Total	$431,658	$425,866	$851,988	$811,153

Less: pass-through metal costs
Performance Materials	$14,268	$14,444	$28,208	$27,515
Electronic Materials	148,378	131,545	295,360	245,886
Precision Optics	42	44	104	71
Other	—	—	—	—
Total	$162,688	$146,033	$323,672	$273,472

Value-added sales
Performance Materials	$168,510	$173,069	$328,557	$328,643
Electronic Materials	76,049	81,142	153,862	158,772
Precision Optics	24,411	25,622	45,897	50,266
Other	—	—	—	—
Total	$268,970	$279,833	$528,316	$537,681
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

Performance Materials
Second Quarter

	Second Quarter Ended
	June 27,	June 28,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$182,778	$187,513	$(4,735)	(3)%
Value-added sales	168,510	173,069	(4,559)	(3)%
EBITDA	41,094	40,415	679	2%
Net sales from the Performance Materials segment of $182.8 million in the second quarter of 2025 decreased 3% compared to net sales of $187.5 million in the second quarter of 2024. The decrease in net sales was due to lower sales volumes in the consumer electronics (11%) end market and a $3.8 million year over year decrease in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2024, partially offset by increased volumes in the energy (38%) and aerospace and defense (3%) end markets.
Value-added sales of $168.5 million in the second quarter of 2025 were 3% lower than value-added sales of $173.1 million in the second quarter of 2024. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $41.1 million in the second quarter of 2025 compared to $40.4 million in the second quarter of 2024. Despite lower sales volumes, EBITDA was favorably impacted by production efficiencies in the second quarter of 2025. Additionally, there were higher costs associated with the production ramp of the precision clad strip facility in the second quarter of 2024 that did not recur in 2025.
Six Months

	Six Months Ended
	June 27,	June 28,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$356,765	$356,158	$607	—%
Value-added sales	328,557	328,643	(86)	—%
EBITDA	81,767	71,091	10,676	15%
Net sales from the Performance Materials segment of $356.8 million in the first six months of 2025 were relatively flat year over year. The decrease in sales volumes in the consumer electronics (14%) end market was partially offset by increased volumes in the energy (67%) end market when compared to the first six months of 2024. Additionally, there was a $2.5 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first six months of 2024.
Value-added sales of $328.6 million in the first six months of 2025 were were relatively flat year over year. The change in value-added sales was due to the same factors driving the change in net sales.
EBITDA for the Performance Materials segment was $81.8 million in the first six months of 2025 compared to $71.1 million in the first six months of 2024. EBITDA was favorably impacted by production efficiencies in the first six months of 2025. Additionally, there were higher costs associated with the production ramp of the precision clad strip facility in the first six months of 2024 that did not recur in 2025.

Electronic Materials
Second Quarter

	Second Quarter Ended
	June 27,	June 28,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$224,427	$212,687	$11,740	6%
Value-added sales	76,049	81,142	(5,093)	(6)%
EBITDA	17,601	13,456	4,145	31%
Net sales from the Electronic Materials segment of $224.4 million in the second quarter of 2025 increased by 6% compared to net sales of $212.7 million in the second quarter of 2024. The increase in net sales was due to higher pass-through metal pricing, accounting for an increase of $38.0 million compared to the second quarter of 2024. This increase was partially offset by lower volume of precious metal sales and a decrease in sales volumes in the energy (16%) and semiconductor (5%) end markets.
Value-added sales of $76.0 million in the second quarter of 2025 decreased 6% compared to value-added sales of $81.1 million in the second quarter of 2024. The decrease in value-added sales was due a decrease in sales volumes in the energy (32%) and semiconductor (5%) end markets.
EBITDA for the Electronic Materials segment was $17.6 million in the second quarter of 2025 compared to $13.5 million in the second quarter of 2024. Despite lower sales, EBITDA was favorably impacted by production efficiencies in the second quarter of 2025 and a $0.9 million reduction in restructuring expense when compared to the second quarter of 2024.

Six Months

	Six Months Ended
	June 27,	June 28,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$449,222	$404,658	$44,564	11%
Value-added sales	153,862	158,772	(4,910)	(3)%
EBITDA	28,679	27,809	870	3%
Net sales from the Electronic Materials segment of $449.2 million in the first six months of 2025 increased by 11% compared to net sales of $404.7 million in the first six months of 2024. The increase in net sales was due to higher pass-through metal pricing, accounting for an increase of $78.5 million compared to the first six months of 2024, partially offset by a lower volume of precious metal sales.
Value-added sales of $153.9 million in the first half of 2025 decreased 3% compared to value-added sales of $158.8 million in the first half of 2024. The decrease in value-added sales was due a decrease in sales volumes in the energy (27%) end market.
EBITDA for the Electronic Materials segment was $28.7 million in the first six months of 2025 compared to $27.8 million in the first six months of 2024. Despite decreased sales volumes, EBITDA increased slightly as a result of production efficiencies in the first six months of 2025, partially offset by $1.6 million of incremental costs related to the wind-down of the refinery at the Company's Albuquerque, New Mexico facility.

Precision Optics
Second Quarter

(Thousands)	Second Quarter Ended
	June 27,	June 28,	$	%
	2025	2024	Change	Change
Net sales	$24,453	$25,666	$(1,213)	(5)%
Value-added sales	24,411	25,622	(1,211)	(5)%
EBITDA	2,099	1,589	510	32%
Net sales from the Precision Optics segment of $24.5 million in the second quarter of 2025 decreased 5% compared to net sales of $25.7 million in the second quarter of 2024. The decrease was primarily due to lower sales volumes in the life sciences end market (22%).
Value-added sales of $24.4 million in the second quarter of 2025 decreased 5% compared to value-added sales of $25.6 million in the second quarter of 2024. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $2.1 million in the second quarter of 2025 compared to $1.6 million in the second quarter of 2024. Despite lower sales volumes, various cost control initiatives implemented in 2024 and throughout 2025 drove the increase in EBITDA when comparing the second quarter of 2025 to the second quarter of 2024.

Six Months

(Thousands)	Six Months Ended
	June 27,	June 28,	$	%
	2025	2024	Change	Change
Net sales	$46,001	$50,337	$(4,336)	(9)%
Value-added sales	45,897	50,266	(4,369)	(9)%
EBITDA	617	1,336	(719)	(54)%
Net sales from the Precision Optics segment of $46.0 million in the first half of 2025 decreased 9% compared to net sales of $50.3 million in the first half of 2024. The decrease was primarily due to lower sales volumes in the life sciences end market (31%).
Value-added sales of $45.9 million in the first half of 2025 decreased 9% compared to value-added sales of $50.3 million in the first half of 2024. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Precision Optics segment was $0.6 million in the first six months of 2025 compared to $1.3 million in the first six months of 2024. The decrease in EBITDA was primarily driven by a $0.7 million increase in restructuring expense in the first six months of 2025 compared to the first six months of 2024.
Other
Second Quarter

(Thousands)	Second Quarter Ended
	June 27,	June 28,	$	%
	2025	2024	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(5,899)	(6,245)	346	(6)%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $5.9 million in the second quarter of 2025 compared to $6.2 million in the second quarter of 2024. Corporate costs were 1% of Company-wide net sales in the second quarter of 2025 and 2024. Corporate costs were 2% of Company-wide value-added sales in the second quarter of 2025 and 2024. Corporate costs remained relatively consistent with the prior year period due to continued cost control initiatives implemented throughout 2024 and into 2025.

Six Months

(Thousands)	Six Months Ended
	June 27,	June 28,	$	%
	2025	2024	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(11,769)	(11,944)	175	(1)%
Corporate costs were $11.8 million in the first half of 2025 compared to $11.9 million in the first half of 2024. Corporate costs were 1% of Company-wide net sales in the first six months of 2025 and 2024. Corporate costs were 2% of Company-wide value-added sales in the first six months of 2025 and 2024. Corporate costs remained relatively consistent with the prior year period due to continued cost control initiatives implemented throughout 2024 and into 2025.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	June 27,	June 28,	$
(Thousands)	2025	2024	Change
Net cash provided by operating activities	$65,442	$6,477	$58,965
Net cash (used in) investing activities	(34,912)	(48,260)	13,348
Net cash (used in)/provided by financing activities	(36,377)	46,200	(82,577)
Effects of exchange rate changes	1,725	(613)	2,338
Net change in cash and cash equivalents	$(4,122)	$3,804	$(7,926)
Net cash provided by operating activities totaled $65.4 million in the first six months of 2025 versus $6.5 million in the prior-year period. In addition to the $9.7 million increase in operating income, the increase in cash provided by operating activities was favorably impacted by the Company’s continued working capital initiatives, specifically efforts focused around inventory management. In the prior year the Company saw inventory levels rise through the first half of 2024 to support organic growth. Throughout 2025, the Company has focused on maintaining reduced inventory levels consistent with the levels achieved at December 31, 2024. This resulted in incremental cash flow of approximately $24.4 million. Additionally, there was a net cash inflow of $4.2 million in the first six months of 2025 compared to a usage of $20.9 million in the first six months of 2024 for payables and accruals due to continued focus on working capital and timing of quarter-end payments. Lastly, there was a decrease in prepaid assets in the first six months of 2025 compared to an increase in the first six months of 2024, resulting in an increase in operating cash flow of $12.7 million, when comparing the first six months of 2025 to the first six months of 2024. The change is primarily due to timing of of payments on annual renewals.
Net cash used in investing activities was $34.9 million in the first six months of 2025 compared to $48.3 million in the prior-year period. The decrease in cash used in investing activities is due to a decrease in capital expenditures.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2025, the Company expects payments for property, plant, and equipment to be approximately $70 million.
Net cash used in financing activities totaled $36.4 million in the first six months of 2025 and compared to net cash provided by financing activities of $46.2 million in the comparable prior-year period. The net financing cash outflow in the first six months of 2025 was primarily driven by debt repayments, made possible by increased cash levels resulting from the Company's ongoing working capital initiatives and lower capital spend, compared to an inflow in the prior year used to support business growth.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At June 27, 2025, cash and cash equivalents held by our foreign operations totaled $11.6 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $22.8 million. At June 27, 2025, the Company had borrowings outstanding of $2.0 million, which reduced the aggregate availability under these facilities to $20.8 million.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of June 27, 2025 and December 31, 2024 is as follows:

	June 27,	December 31,
(Thousands)	2025	2024
Cash and cash equivalents	$12,591	$16,713
Total outstanding debt	425,577	442,008
Net debt	$(412,986)	$(425,295)
Available borrowing capacity	$256,704	$168,997

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
In June 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement refinances the revolving credit facility and term loan facility provided under Materion's previous Fourth Amended and Restated Credit Agreement, dated October 27, 2021 (as amended). Among other things, the Credit Agreement provides for a $450 million senior secured revolving credit facility (the "Revolving Credit Facility") and a $225 million senior secured term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Credit Facilities"). The Term Loan Facility was fully drawn on June 26, 2025. The Credit Facilities mature on June 26, 2030.

The Credit Agreement also provides for an uncommitted incremental facility whereby, subject to the satisfaction of certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $250.0 million. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment of precious metals, copper, nickel and tantalum, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metal and certain other assets.

The Credit Agreement allows the Company to borrow money at a premium over SOFR, or prime rate and at varying maturities. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of June 27, 2025 and December 31, 2024. Cash on hand up to $35 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.

Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2022, we entered into a precious metals consignment agreement, maturing on August 31, 2025, which replaced the consignment agreements that would have matured on August 27, 2022. The available and unused capacity under the metal consignment agreements expiring in August 2025 totaled approximately $235.7 million as of June 27, 2025, compared to $233.4 million as of December 31, 2024. The availability is determined by Board approved levels and actual capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time. We repurchased 100,000 shares under this program in the second quarter of 2025, for a total cost of $7.8 million. Since the approval of the repurchase plan, we have purchased 1,354,264 shares at a total cost of $49.5 million.
We paid cash dividends of $2.9 million and $5.7 million on our common stock in the second quarter and first six months of 2025, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $379.3 million and $381.6 million as of June 27, 2025 and December 31, 2024, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of June 27, 2025. For additional information on our material cash obligations, refer to our 2024 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2024 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including outbreaks of infectious diseases and the conflict between Russia and Ukraine; realization of expected financial benefits expected from the Inflation Reduction Act of 2022; and the risk factors set forth in Part 1, Item 1A of the Company's 2024 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2024 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of June 27, 2025 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of June 27, 2025.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended June 27, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 29 through May 2, 2025	—	$—	—	$8,316,239
May 3 through May 30, 2025	100,000	78.44	100,000	472,674
May 31 through June 27, 2025	—	—	—	472,674
Total	100,000	$78.44	100,000	$472,674

(1)
On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended June 27, 2025, the Company repurchased 100,000 shares under this program. As of June 27, 2025, $0.5 million may still be purchased under the program.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5. Other Information

During the quarter ended June 27, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

4.1
Fifth Amended and Restated Credit Agreement, dated as of June 26, 2025, by and among Materion Corporation, the foreign subsidiary borrowers party thereto from time to time, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank National Association and Bank of America, N.A., as co-syndication agents, KeyBank National Association and PNC Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and BofA Securities, Inc., as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to the Company's 8-K filed on June 26, 2025), incorporated herein by reference.

10.1	Materion Corporation 2025 Equity and Incentive Compensation Plan (filed as Exhibit 4.3 to the Company's form S-8 filed on May 7, 2025), incorporated herein by reference.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended June 27, 2025*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: July 30, 2025
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)