Form 10-Q
period 2025-09-26
MATERION Corp
filed 2025-10-30
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at September 26, 2025: 20,732,741.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$444,808	$436,715	$1,296,796	$1,247,868
Cost of sales	358,685	355,777	1,051,836	1,014,859
Gross margin	86,123	80,938	244,960	233,009
Selling, general, and administrative expense	38,256	35,009	108,740	104,454
Research and development expense	6,548	7,868	19,466	22,712
Restructuring expense	212	1,493	2,729	6,161
Other—net	6,164	5,309	15,068	14,112
Operating profit	34,943	31,259	98,957	85,570
Other non-operating (income)—net	(711)	(642)	(1,944)	(1,925)
Interest expense—net	7,544	8,839	22,691	25,920
Income before income taxes	28,110	23,062	78,210	61,575
Income tax expense	2,698	768	9,960	6,836
Net income	$25,412	$22,294	$68,250	$54,739
Basic earnings per share:
Net income per share of common stock	$1.23	$1.07	$3.29	$2.64
Diluted earnings per share:
Net income per share of common stock	$1.22	$1.07	$3.27	$2.61
Weighted-average number of shares of common stock outstanding:
Basic	20,731	20,749	20,763	20,723
Diluted	20,883	20,920	20,893	20,935

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(Thousands)	2025	2024	2025	2024
Net income	$25,412	$22,294	$68,250	$54,739
Other comprehensive income (loss):
Foreign currency translation adjustment	(903)	7,579	9,308	2,030
Derivative and hedging activity, net of tax	(435)	(4,452)	(2,414)	(2,606)
Pension and post-employment benefit adjustment, net of tax	(161)	(62)	893	(298)
Other comprehensive loss	(1,499)	3,065	7,787	(874)
Comprehensive income	$23,913	$25,359	$76,037	$53,865

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 26,	December 31,
(Thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents	$16,411	$16,713
Accounts receivable, net	195,289	193,793
Inventories, net	467,329	441,299
Prepaid and other current assets	97,296	72,419
Total current assets	776,325	724,224
Deferred income taxes	2,975	2,964
Property, plant, and equipment	1,380,432	1,315,586
Less allowances for depreciation, depletion, and amortization	(841,102)	(804,781)
Property, plant, and equipment, net	539,330	510,805
Operating lease, right-of-use assets	63,648	64,449
Intangible assets, net	108,059	109,312
Other assets	22,362	22,140
Goodwill	280,474	263,738
Total Assets	$1,793,173	$1,697,632
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$10,166	$34,274
Accounts payable	139,789	105,901
Salaries and wages	23,685	20,939
Other liabilities and accrued items	43,897	47,523
Income taxes	2,324	4,906
Unearned revenue	15,783	13,191
Total current liabilities	235,644	226,734
Other long-term liabilities	12,059	12,013
Operating lease liabilities	61,385	62,626
Finance lease liabilities	13,418	12,404
Retirement and post-employment benefits	27,038	26,411
Unearned income	56,990	75,769
Long-term income taxes	2,135	1,818
Deferred income taxes	3,153	3,242
Long-term debt	446,772	407,734
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both September 26th and December 31st)	349,247	336,136
Retained earnings	908,691	849,111
Common stock in treasury	(277,103)	(261,880)
Accumulated other comprehensive loss	(53,259)	(61,046)
Other equity	7,003	6,560
Total shareholders' equity	934,579	868,881
Total Liabilities and Shareholders’ Equity	$1,793,173	$1,697,632

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(Thousands)	2025	2024
Cash flows from operating activities:
Net income	$68,250	$54,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	51,551	51,291
Amortization of deferred financing costs in interest expense	1,647	1,286
Stock-based compensation expense (non-cash)	8,520	7,715
Deferred income tax expense (benefit)	(43)	(9)
Changes in assets and liabilities:
Accounts receivable	1,701	(21,921)
Inventory	(21,980)	(34,215)
Prepaid and other current assets	(21,089)	(24,646)
Accounts payable and accrued expenses	21,532	3,704
Unearned revenue	(13,142)	(17,568)
Interest and taxes payable	(1,550)	(3,233)
Other-net	(11,673)	(5,579)
Net cash provided by operating activities	83,724	11,564
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(38,741)	(50,730)
Payments for mine development	(19,952)	(10,376)
Proceeds from sale of property, plant, and equipment	932	561
Payments for acquisition, net of cash acquired	(19,500)	—
Net cash used in investing activities	(77,261)	(60,545)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities, net	30,574	91,057
Repayment of long-term debt	(16,609)	(22,694)
Principal payments under finance lease obligations	(456)	(567)
Cash dividends paid	(8,608)	(8,295)
Deferred financing costs	(2,935)	—
Repurchase of common stock	(7,843)	—
Payments of withholding taxes for stock-based compensation awards	(2,540)	(6,575)
Net cash provided by financing activities	(8,417)	52,926
Effects of exchange rate changes	1,652	635
Net change in cash and cash equivalents	(302)	4,580
Cash and cash equivalents at beginning of period	16,713	13,294
Cash and cash equivalents at end of period	$16,411	$17,874

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at June 27, 2025	20,727	6,421	$345,666	$886,247	$(276,447)	$(51,760)	$6,939	$910,645
Net income	—	—	—	25,412	—	—	—	25,412
Other comprehensive income	—	—	—	—	—	(1,499)	—	(1,499)
Cash dividends declared ($0.140 per share)	—	—	—	(2,903)	—	—	—	(2,903)
Stock-based compensation activity	8	(8)	3,557	(65)	(409)	—	—	3,083
Repurchase of common stock	—	—	—	—	—
Payments of withholding taxes for stock-based compensation awards	(2)	2	—	—	(203)	—	—	(203)
Directors’ deferred compensation	—	—	24	—	(44)	—	64	44
Balance at September 26, 2025	20,733	6,415	$349,247	$908,691	$(277,103)	$(53,259)	$7,003	$934,579

Balance at June 28, 2024	20,747	6,401	$328,836	$881,284	$(258,583)	$(50,887)	$6,435	$907,085
Net income	—	—	—	22,294	—	—	—	22,294
Other comprehensive income	—	—	—	—	—	3,065	—	3,065
Cash dividends declared ($0.135 per share)	—	—	—	(2,802)	—	—	—	(2,802)
Stock-based compensation activity	5	(5)	2,774	(12)	(381)	—	—	2,381
Payments of withholding taxes for stock-based compensation awards	(1)	1	—	—	(173)	—	—	(173)
Directors’ deferred compensation	—	—	36	—	(54)	—	63	45
Balance at September 27, 2024	$20,751	$6,397	$331,646	$900,764	$(259,191)	$(47,822)	$6,498	$931,895

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881
Net income	—	—	—	68,250	—	—	—	68,250
Other comprehensive loss	—	—	—	—	—	7,787	—	7,787
Cash dividends declared ($0.415 per share)	—	—	—	(8,608)	—	—	—	(8,608)
Stock-based compensation activity	97	(97)	13,041	(62)	(4,459)	—	—	8,520
Repurchase of common stock	(100)	100	—	—	(7,843)	—	—	(7,843)
Payments of withholding taxes for stock-based compensation awards	(29)	29	—	—	(2,540)	—	—	(2,540)
Directors’ deferred compensation	1	(1)	70	—	(381)	—	443	132
Balance at September 26, 2025	20,733	6,415	$349,247	$908,691	$(277,103)	$(53,259)	$7,003	$934,579

Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053
Net income	—	—	—	54,739	—	—	—	54,739
Other comprehensive loss	—	—	—	—	—	(874)	—	(874)
Cash dividends declared ($0.400 per share)	—	—	—	(8,295)	—	—	—	(8,295)
Stock-based compensation activity	154	(154)	22,058	(14)	(14,329)	—	—	7,715
Payments of withholding taxes for stock-based compensation awards	(50)	50	—	—	(6,575)	—	—	(6,575)
Directors’ deferred compensation	1	(1)	96	—	(541)	—	577	132
Balance at September 27, 2024	20,751	6,397	331,646	900,764	(259,191)	(47,822)	6,498	931,895

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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-internal-use software (Subtopic 350-40): Targeted Improvements to the Accounting for internal-use software. The amendments in this update make targeted improvements to Subtopic 350-40, Intangibles-Goodwill and Other-internal-use software to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

Note B — Acquisition

On July 9, 2025, the Company completed the acquisition of certain manufacturing assets for tantalum solutions in Dangjin City, South Korea, from Konasol Co., Ltd., a Korean manufacturer serving the semiconductor and adjacent markets. This strategic investment expands the Company’s global footprint with a facility in Asia to better serve semiconductor customers in that region.
The total purchase price was approximately $19.5 million, which was paid in cash on the date of acquisition. The acquisition and related fees and expenses were funded through available cash and borrowings under the Company's revolving credit facility. Acquisition-related transaction and integration costs totaled $1.7 million in 2025. These costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income.
The Company accounted for the transaction as a business combination using the acquisition method of accounting and a third-party valuation appraisal, and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The operating results are included within Materion’s Electronic Materials segment. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s consolidated financial statements.
The total purchase price was allocated to identifiable assets and liabilities based upon the preliminary estimates of fair value at the date of the acquisition, which primarily included PP&E and a developed technology intangible asset of $2.1 million. To

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill and approximated $14.9 million. The goodwill is deductible for Korean tax purposes. The fair values of the acquired intangible asset is determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. These assumptions are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the end of the third quarter of 2026.

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
The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the third quarter and first nine months of 2025 and 2024:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Third quarter ended September 26, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$170,787	$246,837	$27,184	$—	$444,808

Less:
Cost of sales	125,909	213,746	18,892	138	358,685
Selling, general and administrative expense	14,228	10,731	4,896	8,401	38,256
Other segment items (2)	4,018	5,878	2,442	(125)	12,213
Plus:
Segment depreciation, depletion and amortization	10,279	4,443	2,277	505	17,504
Segment EBITDA	$36,911	$20,925	$3,231	$(7,909)	$53,158
Income tax expense					2,698
Interest expense - net					7,544
Depreciation, depletion and amortization					17,504
Net Income					$25,412

	Third quarter ended September 27, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$177,376	$236,906	$22,433	$—	$436,715

Less:
Cost of sales	125,587	213,503	16,602	85	355,777
Selling, general and administrative expense	14,046	9,728	4,941	6,294	35,009
Other segment items (2)	3,655	5,893	3,824	656	14,028
Plus:
Segment depreciation, depletion and amortization	10,714	4,527	2,895	457	18,593
Segment EBITDA	$44,802	$12,309	$(39)	$(6,578)	$50,494
Income tax expense					768
Interest expense - net					8,839
Depreciation, depletion and amortization					18,593
Net Income					$22,294

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	First nine months ended September 26, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$527,552	$696,059	$73,185	$—	$1,296,796

Less:
Cost of sales	385,435	611,969	54,211	221	1,051,836
Selling, general and administrative expense	42,451	30,475	13,598	22,216	108,740
Other segment items (2)	10,889	16,982	8,720	(1,272)	35,319
Plus:
Segment depreciation, depletion and amortization	29,901	12,971	7,192	1,487	51,551
Segment EBITDA	$118,678	$49,604	$3,848	$(19,678)	$152,452
Income tax expense					9,960
Interest expense - net					22,691
Depreciation, depletion and amortization					51,551
Net Income					$68,250

	First nine months ended September 27, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$533,534	$641,564	$72,770	$—	$1,247,868

Less:
Cost of sales	392,935	568,010	53,810	104	1,014,859
Selling, general and administrative expense	41,344	29,443	15,460	18,207	104,454
Other segment items (2)	10,938	17,634	10,825	1,663	41,060
Plus:
Segment depreciation, depletion and amortization	27,576	13,641	8,622	1,452	51,291
Segment EBITDA	$115,893	$40,118	$1,297	$(18,522)	$138,786
Income tax expense					6,836
Interest expense - net					25,920
Depreciation, depletion and amortization					51,291
Net Income					$54,739

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1) Excludes inter-segment sales of $1.0 million and $1.6 million for the third quarter of 2025 and 2024, respectively, and $5.6 million and $4.8 million for the first nine months of 2025 and 2024, respectively, for Electronic Materials. There were no material inter-segment sales for Performance Materials or Precision Optics in 2025 or 2024. Inter-segment sales are eliminated in consolidation.

(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note F
•Non-operating expenses primarily related to pension costs

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2025 and 2024:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Third Quarter 2025
End Market
Semiconductor	$2,005	$205,821	$1,120	$—	$208,946
Industrial	31,141	9,020	6,656	—	46,817
Aerospace and defense	40,326	2,357	8,298	—	50,981
Consumer electronics	48,206	416	4,027	—	52,649
Automotive	15,206	669	1,628	—	17,503
Energy	8,448	19,619	—	—	28,067
Life sciences	2,465	6,497	5,097	—	14,059
Other	22,990	2,438	358	—	25,786
Total	$170,787	$246,837	$27,184	$—	$444,808

Third Quarter 2024
End Market
Semiconductor	$2,097	$198,790	$798	$—	$201,685
Industrial	33,494	7,352	6,254	—	47,100
Aerospace and defense	44,940	975	5,126	—	51,041
Consumer electronics	49,131	172	4,006	—	53,309
Automotive	18,123	1,724	1,780	—	21,627
Energy	12,819	20,810	—	—	33,629
Life sciences	2,602	4,780	4,264	—	11,646
Other	14,170	2,303	205	—	16,678
Total	$177,376	$236,906	$22,433	$—	$436,715

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Nine Months 2025
End Market
Semiconductor	$7,390	$579,064	$2,690	$—	$589,144
Industrial	93,424	27,779	18,678	—	139,881
Aerospace and defense	126,382	6,137	21,812	—	154,331
Consumer electronics	149,913	1,682	10,343	—	161,938
Automotive	48,243	3,211	4,774	—	56,228
Energy	37,388	53,002	—	—	90,390
Life sciences	7,323	18,886	14,042	—	40,251
Other	57,489	6,298	846	—	64,633
Total	$527,552	$696,059	$73,185	$—	$1,296,796

First Nine Months 2024
End Market
Semiconductor	$6,059	$533,312	$1,877	$—	$541,248
Industrial	91,765	25,466	19,399	—	136,630
Aerospace and defense	129,011	4,260	16,980	—	150,251
Consumer electronics	166,797	309	11,272	—	178,378
Automotive	54,190	5,367	5,459	—	65,016
Energy	30,191	53,480	—	—	83,671
Life sciences	8,166	13,071	17,289	—	38,526
Other	47,355	6,299	494	—	54,148
Total	$533,534	$641,564	$72,770	$—	$1,247,868

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers", requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 26, 2025. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at September 26, 2025 and September 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21.5 million and $39.9 million, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	September 26, 2025	December 31, 2024	$ change	% change
Accounts receivable, trade	$196,222	$194,562	$1,660	1%
Unbilled receivables	50,319	34,950	15,369	44%
Unearned revenue	15,783	13,191	2,592	20%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the third quarter and first nine months of 2025 and 2024.

In the fourth quarter of 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company sold $20.5 million of receivables in the third quarter of 2025 and a total of $59.4 million of receivables in the first nine months of 2025. The Company recorded a loss on sale of $0.2 million and $0.6 million for the third quarter and first nine months of 2025, respectively. The Company sold $48.9 million of receivables in the fourth quarter of 2024 and recorded a loss on sale of $0.7 million. Total receivables sold under this program amount to $108.3 million.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $10.1 million of the December 31, 2024 short-term unearned amounts as revenue during the first nine months of 2025.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Restructuring

In fiscal year 2024, the Company announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and operating performance at the time the actions were announced. These actions impacted all three of our business segments as well as Corporate. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses.
In 2025, the Company continued to implement restructuring actions, primarily in our Precision Optics segment. In connection with these actions, we recorded restructuring expenses of $0.2 million and $2.7 million in the three and nine months ended September 26, 2025, respectively, and $1.5 million and $6.2 million in the three and nine months ended September 27, 2024, respectively, all of which were associated with workforce reduction, including severance and other personnel-related costs. We expect to substantially complete the remaining restructuring activities by the end of fiscal year 2025.
The activity in the accrued balances incurred in relation to restructuring during the nine months ended September 26, 2025, and September 27, 2024, were as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	481	789	1,428	31	2,729
Cash Payments	(537)	(1,067)	(1,457)	(325)	(3,386)
Balance at September 26, 2025	$—	$15	$31	$114	$160

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2023	$2	$388	$—	$—	$390
Additional Charges	1,441	1,804	1,198	1,718	6,161
Cash Payments	(1,270)	(2,019)	(755)	(1,154)	(5,198)
Balance at September 27, 2024	$173	$173	$443	$564	$1,353

Note F — Other-net

Other-net for the third quarter and first nine months of 2025 and 2024 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(Thousands)	2025	2024	2025	2024
Amortization of intangible assets	$2,699	$3,217	$8,394	$9,227
Metal consignment fees	3,186	1,978	7,860	5,896
Foreign currency (gain) loss	492	717	(459)	1,251
Other items	(213)	(603)	(727)	(2,262)
Total	$6,164	$5,309	$15,068	$14,112

Note G — Income Taxes

The Company's effective tax rate for the third quarter of 2025 and 2024 was 9.6% and 3.3%, respectively, and 12.7% and 11.1% for the first nine months of 2025 and 2024, respectively. The effective tax rate for 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion, the advanced manufacturing production credit, and the foreign derived intangible income deduction. The effective tax rate for 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development and production tax credits, and the foreign derived intangible income deduction. The effective tax rate for the first nine months of 2025 includes a net discrete income tax benefit of $0.7 million, primarily consisting of prior year return-to-provision adjustments recorded. The effective tax rate for the first nine months of 2024 included a nominal amount of discrete income tax expense primarily consisting of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that are not likely to be realized for one of the Company’s foreign subsidiaries.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes a broad range of tax provisions affecting businesses including extending permanently, with modification, certain business and international tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 and accelerating the phase-out of certain Inflation Reduction Act tax incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future years. The Company recognized the income tax effects of the OBBBA in its third quarter of 2025, the impact of which was not material.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(Thousands, except per share amounts)	2025	2024	2025	2024
Numerator for basic and diluted EPS:
Net income	$25,412	$22,294	$68,250	$54,739
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,731	20,749	20,763	20,723
Effect of dilutive securities:
Stock appreciation rights	49	75	40	83
Restricted stock units	52	44	45	61
Performance-based restricted stock units	51	52	45	68
Diluted potential common shares	152	171	130	212
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,883	20,920	20,893	20,935
Basic EPS	$1.23	$1.07	$3.29	$2.64
Diluted EPS	$1.22	$1.07	$3.27	$2.61

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 158,282 and 148,038 for the quarters ended September 26, 2025 and September 27, 2024, respectively, and 149,694 and 110,555 for the nine months ended September 26, 2025 and September 27, 2024, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	September 26,	December 31,
(Thousands)	2025	2024
Raw materials and supplies	$102,297	$100,208
Work in process	304,988	278,065
Finished goods	60,044	63,026
Inventories, net	$467,329	$441,299
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals and copper was $493.8 million and $381.6 million as of September 26, 2025 and December 31, 2024, respectively.

Note J — Customer Prepayments

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

As of September 26, 2025 and December 31, 2024, $46.4 million and $60.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of September 26, 2025 $3.0 million of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit cost for the third quarter and first nine months ended September 26, 2025 and September 27, 2024, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	September 26,	September 27,	September 26,	September 27,
(Thousands)	2025	2024	2025	2024
Components of net periodic benefit (credit) cost
Service cost	$315	$279	$11	$12
Interest cost	1,932	1,916	58	58
Expected return on plan assets	(2,539)	(2,541)	—	—
Amortization of prior service (benefit) cost	(23)	(22)	—	—
Amortization of net loss (gain)	90	32	(87)	(87)
Net periodic benefit (credit) cost	$(225)	$(336)	$(18)	$(17)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(Thousands)	2025	2024	2025	2024
Components of net periodic benefit (credit) cost
Service cost	$909	$813	$33	$37
Interest cost	5,769	5,728	174	175
Expected return on plan assets	(7,575)	(7,600)	—	—
Amortization of prior service (benefit) cost	(67)	(64)	—	—
Amortization of net loss (gain)	269	96	(262)	(262)
Net periodic benefit (credit) cost	$(695)	$(1,027)	$(55)	$(50)

The Company did not make any contributions to its domestic defined benefit plan in the third quarter or first nine months of 2025 or 2024.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2025 and 2024 are as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at June 27, 2025	$1,316	$1,888	$2	$3,206	$(53,648)	$(1,318)	$(51,760)
Other comprehensive income (loss) before reclassifications	118	122	—	240	—	(903)	(663)
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	(797)	—	(806)	(164)	—	(970)
Net current period other comprehensive (loss) income before tax	109	(675)	—	(566)	(164)	(903)	(1,633)
Deferred taxes	24	(155)	—	(131)	(3)	—	(134)
Net current period other comprehensive (loss) income after tax	85	(520)	—	(435)	(161)	(903)	(1,499)
Balance at September 26, 2025	$1,401	$1,368	$2	$2,771	$(53,809)	$(2,221)	$(53,259)

Balance at June 28, 2024	$1,718	$5,709	$(323)	$7,104	$(48,894)	$(9,097)	$(50,887)
Other comprehensive (loss) income before reclassifications	(695)	(3,805)	(148)	(4,648)	—	7,579	2,931
Amounts reclassified from accumulated other comprehensive income (loss)	(135)	(1,294)	295	(1,134)	(77)	—	(1,211)
Net current period other comprehensive (loss) income before tax	(830)	(5,099)	147	(5,782)	(77)	7,579	1,720
Deferred taxes	(191)	(1,173)	34	(1,330)	(15)	—	(1,345)
Net current period other comprehensive (loss) income after tax	(639)	(3,926)	113	(4,452)	(62)	7,579	3,065
Balance at September 27, 2024	$1,079	$1,783	$(210)	$2,652	$(48,956)	$(1,518)	$(47,822)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive income (loss) before reclassifications	(206)	(473)	—	(679)	1,553	9,308	10,182
Amounts reclassified from accumulated other comprehensive income (loss)	(103)	(2,354)	—	(2,457)	(290)	—	(2,747)
Net current period other comprehensive (loss) income before tax	(309)	(2,827)	—	(3,136)	1,263	9,308	7,435
Deferred taxes	(72)	(650)	—	(722)	370	—	(352)
Net current period other comprehensive (loss) income after tax	(237)	(2,177)	—	(2,414)	893	9,308	7,787
Balance at September 26, 2025	$1,401	$1,368	$2	$2,771	$(53,809)	$(2,221)	$(53,259)

Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive income (loss) before reclassifications	177	774	(708)	243	—	2,030	2,273
Amounts reclassified from accumulated other comprehensive income (loss)	(335)	(3,856)	564	(3,627)	(266)	—	(3,893)
Net current period other comprehensive (loss) income before tax	(158)	(3,082)	(144)	(3,384)	(266)	2,030	(1,620)
Deferred taxes	(36)	(709)	(33)	(778)	32	—	(746)
Net current period other comprehensive (loss) income after tax	(122)	(2,373)	(111)	(2,606)	(298)	2,030	(874)
Balance at September 27, 2024	$1,079	$1,783	$(210)	$2,652	$(48,956)	$(1,518)	$(47,822)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares and in cash, was $3.2 million and $8.8 million in the third quarter and first nine months of 2025, respectively, compared to $2.4 million and $7.7 million, respectively, in the same periods of 2024.
The Company granted 55,546 SARs to certain employees during the first nine months of 2025. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended September 26, 2025 were $87.36 and $26.33, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	3.97%
Dividend yield	0.62%
Volatility	29.4%
Expected term (in years)	4.7

The Company granted 4,946 and 109,819 stock-settled RSUs to certain employees during the third quarter and first nine months of 2025, respectively. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $106.43 and $88.79 for stock-settled RSUs granted to employees during the third quarter and nine months ended September 26, 2025, respectively. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2025. The weighted-average fair value of the stock-settled PRSUs was $106.34 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At September 26, 2025, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $19.5 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of September 26, 2025 and December 31, 2024:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2025	2024	2025	2024	2025	2024	2025	2024
Financial Assets
Deferred compensation investments	$7,066	$6,050	$7,066	$6,050	$—	$—	$—	$—
Foreign currency forward contracts	412	1,671	—	—	412	1,671	—	—
Interest rate swap	2,112	4,603	—	—	2,112	4,603	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$9,590	$12,324	$7,066	$6,050	$2,524	$6,274	$—	$—
Financial Liabilities
Deferred compensation liability	$7,066	$6,050	$7,066	$6,050	$—	$—	$—	$—
Foreign currency forward contracts	488	1,033	—	—	488	1,033	—	—
Interest Rate Swap	336	—			336	—		—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$7,890	$7,083	$7,066	$6,050	$824	$1,033	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of September 26, 2025 and December 31, 2024. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note O — Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge exposure to movements in interest rates associated with borrowings, foreign currency exposures, and precious metal exposures. The objectives and strategies for using derivatives in these areas are as follows:
Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note Q. The swap hedges the change in 1-month Secured Overnight Financial Rate (SOFR) from March 4, 2022 to November 2, 2026. On March 21, 2023, the Company entered into two $50.0 million interest rate swaps to hedge the interest rate risk on the Credit Agreement described in Note Q. The swaps hedge the change in 1-month USD-SOFR. The purpose of these hedges is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of September 26, 2025 and December 31, 2024:

	September 26, 2025		December 31, 2024
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$28,817	$412	$24,532	$1,365
Other liabilities and accrued items	35,956	483	45,679	1,031
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.1 million and $2.1 million of foreign currency losses related to derivatives in the third quarter and first nine months of 2025, respectively, compared to $0.2 million of foreign currency losses and $0.2 million of foreign currency gains in the third quarter and first nine months of 2024, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of September 26, 2025 and December 31, 2024:

	September 26, 2025
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$229	$—	$—	$5	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swap	200,000	1,873	239	233	103
Total	$200,229	$1,873	$239	$238	$103

	December 31, 2024
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$1,427	$70	$—	$2	$—
Foreign currency forward contracts - euro	5,955	236	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swap	200,000	2,701	1,902	—	—
Total	$207,382	$3,007	$1,902	$2	$—

All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $1.6 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At September 26, 2025, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note L for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the third quarter and first nine months of 2025 and 2024:

		Third Quarter Ended
(Thousands)		September 26, 2025	September 27, 2024
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(9)	$(135)
Precious metal swaps	Cost of sales	—	295
Interest rate swap	Interest expense - net	(797)	(1,294)
Total		$(806)	$(1,134)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Nine Months Ended
(Thousands)		September 26, 2025	September 27, 2024
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(103)	$(335)
Precious metal swaps	Cost of sales	—	564
Interest rate swap	Interest expense - net	(2,354)	(3,856)
Total		$(2,457)	$(3,627)

Note P — Contingencies
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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $3.5 million and $4.6 million at September 26, 2025 and December 31, 2024, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note Q — Debt

(Thousands)	September 26, 2025	December 31, 2024
Borrowings under Credit Agreement	$230,125	$198,875
Borrowings under the Term Loan Facility	223,594	240,000
Overdraft Sweep Facility	2,921	123
Foreign debt	2,250	4,901
Total debt outstanding	458,890	443,899
Current portion of long-term debt	(10,166)	(34,274)
Gross long-term debt	448,724	409,625
Unamortized deferred financing fees	(1,952)	(1,891)
Long-term debt	$446,772	$407,734

In June 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement refinanced the revolving credit facility and term loan facility provided under Materion's previous Fourth Amended and Restated Credit Agreement, dated October 27, 2021 (as amended). Among other things, the Credit Agreement provides for a $450 million senior secured revolving credit facility (Revolving Credit Facility) and a $225 million senior secured term loan facility (Term Loan Facility and, together with the Revolving Credit Facility, Credit Facilities). The Term Loan Facility was fully drawn on June 26, 2025. The Credit Facilities mature on June 26, 2030.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
As of September 26, 2025 and December 31, 2024, the Company had $230.1 million outstanding at an average interest rate of 5.70% and $198.9 million outstanding at an average interest rate of 6.27%, respectively, under its revolving credit facility. The available borrowing capacity under the Revolving Credit Facility as of September 26, 2025 was approximately $214.2 million. The Company has the option to repay or borrow additional funds under the Revolving Credit Facility until the maturity date in 2030. In connection with the Revolving Credit Facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of September 26, 2025, the overdraft sweep facility had a balance of $2.9 million. The overdraft sweep facility allows for an additional $30.0 million of liquidity. The Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of September 26, 2025.

The balance outstanding on the term loan facility as of September 26, 2025 and December 31, 2024 was $223.6 million and $240.0 million, respectively.

At September 26, 2025 and December 31, 2024, there was $5.7 million and $7.1 million, respectively, outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	September 26,	September 27,	$	%
(Thousands, except per share data)	2025	2024	Change	Change
Net sales	$444,808	$436,715	$8,093	2%
Value-added sales	263,949	263,828	121	—%
Gross margin	86,123	80,938	5,185	6%
Gross margin as a % of net sales	19%	19%
Gross margin as a % of value-added sales	33%	31%
Selling, general, and administrative (SG&A) expense	38,256	35,009	3,247	9%
SG&A expense as a % of net sales	9%	8%
SG&A expense as a % of value-added sales	14%	13%
Research and development (R&D) expense	6,548	7,868	(1,320)	(17)%
R&D expense as a % of net sales	1%	2%
R&D expense as a % of value-added sales	2%	3%
Restructuring expense	212	1,493	(1,281)	(86)%
Other—net	6,164	5,309	855	16%
Operating profit	34,943	31,259	3,684	12%
Other non-operating (income)—net	(711)	(642)	(69)	11%
Interest expense—net	7,544	8,839	(1,295)	(15)%
Income before income taxes	28,110	23,062	5,048	22%
Income tax expense	2,698	768	1,930	251%
Net income	$25,412	$22,294	$3,118	14%

Diluted earnings per share	$1.22	$1.07	$0.15	14%

Net sales of $444.8 million in the third quarter of 2025 increased $8.1 million from $436.7 million in the third quarter of 2024. An increase in net sales in the Electronic Materials and Precision Optics segments were partially offset by a decrease in the Performance Materials segment.
The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $48.5 million when compared to the prior year period, partially offset by a decrease in volume of precious metal sales of $27.5 million driven by. The decrease in precious metal sales was primarily due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024. Sales volumes for the Performance Materials segment were unfavorably impacted by equipment downtime. At the Company level, a decrease in the energy (17%) end market was partially offset by a $4.8 million increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.
Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales in the third quarter of 2025 was relatively flat with the third quarter of 2024. Volume decreases were impacted by equipment downtime in the Performance Materials segment as well as a decrease in the energy (24%) end market. These decreases were partially offset by a $4.8 million year over year increase in raw material beryllium hydroxide sales compared to the third quarter of 2024.
Gross margin in the third quarter of 2025 was $86.1 million, an increase of 6% compared to the third quarter of 2024. Gross margin expressed as a percentage of net sales was 19% in both the third quarter of 2025 and 2024. Gross margin expressed as a percentage of value-added sales was 33% in the third quarter of 2025 compared to 31% in the third quarter of 2024. The increase in gross margin is primarily due to favorable mix, primarily in the Electronic Materials segment, partially offset by production inefficiencies in the Performance Materials segment.

SG&A expense was $38.3 million in the third quarter of 2025, compared to $35.0 million in the third quarter of 2024. The increase in SG&A expense was primarily due to timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 9% and 8% in the third quarter of 2025 and 2024, respectively. Expressed as a percentage of value-added sales, SG&A expense was 14% and 13% in the third quarter of 2025 and 2024, respectively.

R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% and 2% of net sales in the third quarter of 2025 and 2024, respectively. R&D expense accounted for 2% and 3% of value-added sales in the third quarter of of 2025 and 2024, respectively. The decrease was driven by project timing.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the third quarter of 2025, we recorded $0.2 million of restructuring charges primarily in our Electronic Materials segment. In the third quarter of 2024, we recorded $1.5 million of restructuring charges across all segments. See Note E to the Consolidated Financial Statements for further discussion.

Other-net was $6.2 million of expense in the third quarter of 2025, or a $0.9 million increase from the third quarter of 2024. Refer to Note F to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $7.5 million and $8.8 million in the third quarter of 2025 and 2024, respectively. The decrease in interest expense is primarily due to an decrease in interest rates and borrowings compared to the prior year period.

Income tax expense for the third quarter of 2025 was $2.7 million, compared to $0.8 million in the third quarter of 2024. The effective tax rate for the third quarter of 2025 and 2024 was 9.6% and 3.3%, respectively. The effective tax rate for 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion, the advanced manufacturing production credit, and the foreign derived intangible income deduction. The effective tax rate for 2024 was lower than the statutory tax rate primarily due to the impact of percentage depletion, research and development and production tax credits, and the foreign derived intangible income deduction. See Note G to the Consolidated Financial Statements for additional discussion.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes a broad range of tax provisions affecting businesses including extending permanently, with modification, certain business and international tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 and accelerating the phase-out of certain Inflation Reduction Act tax incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future years.

We have evaluated the impact of the OBBBA on our consolidated financial statements, including the effects on our annual effective tax rate, deferred tax assets and liabilities, and cash flows. Based on our analysis, we expect there to be a positive impact on cash flow in 2025 and future years, primarily driven by the changes to the limitation on the deductibility of interest expense in the OBBBA. We do not expect the OBBBA to have a material impact on our annual effective tax rate in 2025.

Nine Months

	Nine Months Ended
	September 26,	September 27,	$	%
(Thousands, except per share data)	2025	2024	Change	Change
Net sales	$1,296,796	$1,247,868	$48,928	4%
Value-added sales	792,265	801,509	(9,244)	(1)%
Gross margin	244,960	233,009	11,951	5%
Gross margin as a % of net sales	19%	19%
Gross margin as a % of value-added sales	31%	29%
SG&A expense	108,740	104,454	4,286	4%
SG&A expense as a % of net sales	8%	8%
SG&A expense as a % of value-added sales	14%	13%
R&D expense	19,466	22,712	(3,246)	(14)%
R&D expense as a % of net sales	2%	2%
R&D expense as a % of value-added sales	2%	3%
Restructuring (income) expense	2,729	6,161	(3,432)	(56)%
Other—net	15,068	14,112	956	7%
Operating profit	98,957	85,570	13,387	16%
Other non-operating (income)—net	(1,944)	(1,925)	(19)	1%
Interest expense—net	22,691	25,920	(3,229)	(12)%
Income before income taxes	78,210	61,575	16,635	27%
Income tax expense	9,960	6,836	3,124	46%
Net income	$68,250	$54,739	$13,511	25%

Diluted earnings per share	$3.27	$2.61	$0.66	25%

Net sales of $1,296.8 million in the first nine months of 2025 increased $48.9 million from $1,247.9 million in the first nine months of 2024. Increases in net sales in the Electronic Materials and Precision Optics segments were partially offset by a decrease in the Performance Materials segment. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $127.0 million when compared to the prior year period, partially offset by a decrease in precious metal sales of $58.6 million. The decrease in precious metal sales was primarily due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024.
At the Company level, a volume decreases in the consumer electronics (9%) end market was partially offset by a volume increase in the energy (8%) end market. Additionally, there was a $7.2 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales of $792.3 million in the first nine months of 2025 decreased $9.2 million, or 1%, compared to the first nine months of 2024. The decrease in value-added sales was impacted by a $10.5 million decrease in sales in the first nine months of 2025 compared to the same period in the prior year due to the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024. Additionally, there was a volume decrease in the consumer electronics (11%) end market, which was partially offset by an increase in the energy (8%) end market. In addition, there was a $7.2 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year.

Gross margin in the first nine months of 2025 was $245.0 million, an increase of 5% compared to the first nine months of 2024. Gross margin expressed as a percentage of net sales was 19% in the first nine months of 2025 and 2024. Gross margin expressed as a percentage of value-added sales increased to 31% in the first nine months of 2025 from 29% in the first nine months of 2024. Despite the impact of lower sales volumes in the first nine months of 2025, the Company experienced improved manufacturing performance, resulting in favorable margins in 2025. Gross margin in the first nine months of 2024 was unfavorably impacted by the significant pre-production costs and manufacturing inefficiencies associated with the ramp of the wide area clad facility.

SG&A expense was $108.7 million in the first nine months of 2025, compared to $104.5 million in the first nine months of 2024. The increase in SG&A expense was primarily due to timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 8% in the first nine months of 2025 and 2024, respectively. Expressed as a percentage of value-added sales, SG&A expense was 14% and 13% in the first nine months of 2025 and 2024, respectively.

R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 2% of net sales in the first nine months of both 2025 and 2024. R&D expense accounted for 2% and 3% of value-added sales in the first nine months of 2025 and 2024, respectively.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first nine months of 2025, we recorded a combined total of $2.7 million of restructuring charges in our Electronic Materials, Precision Optics, Performance Materials and Other segments. In the first nine months of 2024, we recorded a combined total of $6.2 million of restructuring charges primarily in our Precision Optics, Electronic Materials, Performance Materials and Other segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $15.1 million of expense in the first nine months of 2025, or a $1.0 million increase from the first nine months of 2024. Refer to Note F to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $22.7 million and $25.9 million in the first nine months of 2025 and 2024, respectively. The decrease in interest expense is primarily due to an decrease in interest rates and borrowings compared to the prior year period.

Income tax expense for the first nine months of 2025 was $10.0 million, compared to $6.8 million in the nine months of 2024. The Company's effective tax rate for the first nine months of 2025 and 2024 was 12.7% and 11.1%, respectively. The effective tax rate for the first nine months of 2025 includes a net discrete income tax benefit of $0.7 million, primarily consisting of prior year return-to-provision adjustments recorded. The effective tax rate for the first nine months of 2024 included a nominal amount of discrete income tax expense primarily consisting of $1.0 million of excess tax benefits from stock-based compensation awards offset by a $1.1 million valuation allowance recorded against deferred tax assets that are not likely to be realized for one of the Company’s foreign subsidiaries. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2025 and 2024 is as follows:

	Third Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(Thousands)	2025	2024	2025	2024
Net sales
Performance Materials	$170,787	$177,376	$527,552	$533,534
Electronic Materials	246,837	236,906	696,059	641,564
Precision Optics	27,184	22,433	73,185	72,770
Other	—	—	—	—
Total	$444,808	$436,715	$1,296,796	$1,247,868

Less: pass-through metal costs
Performance Materials	$13,681	$13,768	$41,889	$41,283
Electronic Materials	167,137	159,067	462,497	404,953
Precision Optics	41	52	145	123
Other	—	—	—	—
Total	$180,859	$172,887	$504,531	$446,359

Value-added sales
Performance Materials	$157,106	$163,608	$485,663	$492,251
Electronic Materials	79,700	77,839	233,562	236,611
Precision Optics	27,143	22,381	73,040	72,647
Other	—	—	—	—
Total	$263,949	$263,828	$792,265	$801,509
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

Performance Materials
Third Quarter

	Third Quarter Ended
	September 26,	September 27,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$170,787	$177,376	$(6,589)	(4)%
Value-added sales	157,106	163,608	(6,502)	(4)%
EBITDA	36,911	44,802	(7,891)	(18)%
Net sales from the Performance Materials segment of $170.8 million in the third quarter of 2025 decreased 4% compared to net sales of $177.4 million in the third quarter of 2024. The decrease in sales was due to lower sales volumes in the energy (34%), aerospace and defense (10%) and automotive (16%) end markets primarily due to equipment downtime. These decreases were partially offset by a $4.8 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the third quarter of 2024.
Value-added sales of $157.1 million in the third quarter of 2025 were 4% lower than value-added sales of $163.6 million in the third quarter of 2024. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $36.9 million in the third quarter of 2025, compared to $44.8 million in the third quarter of 2024. The decrease in EBITDA was driven by lower sales volumes as a result of equipment down time.
Nine Months

	Nine Months Ended
	September 26,	September 27,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$527,552	$533,534	$(5,982)	(1)%
Value-added sales	485,663	492,251	(6,588)	(1)%
EBITDA	118,678	115,893	2,785	2%
Net sales from the Performance Materials segment of $527.6 million in the first nine months of 2025 decreased 1% compared to net sales of $533.5 million in the first nine months of 2024. The decrease in sales was due to lower sales volumes in the consumer electronics (10%) and automotive (11%) end markets. These decreases were partially offset by increased volumes in the energy (24%) end market. Additionally, there was a $7.2 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first nine months of 2024.
Value-added sales of $485.7 million in the first nine months of 2025 were 1% lower than value-added sales of $492.3 million in the first nine months of 2024. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $118.7 million in the first nine months of 2025 compared to $115.9 million in the first nine months of 2024. The unfavorable impacts of lower sales volumes were partially offset by manufacturing efficiencies and improved margins for the first nine months of 2025 compared to the first nine months of 2024. Additionally, there were higher costs associated with the production ramp of the precision clad strip facility in the first nine months of 2024 that did not recur in 2025, driving the increase in EBITDA.

Electronic Materials
Third Quarter

	Third Quarter Ended
	September 26,	September 27,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$246,837	$236,906	$9,931	4%
Value-added sales	79,700	77,839	1,861	2%
EBITDA	20,925	12,309	8,616	70%
Net sales from the Electronic Materials segment of $246.8 million in the third quarter of 2025 were 4% higher than net sales of $236.9 million in the third quarter of 2024. The increase in net sales was primarily due to higher precious metal pass through costs, which increased net sales by $48.5 million compared to the third quarter of 2024. This was partially offset by a decrease in precious metal sales of $27.5 million in the third quarter of 2025 compared to the third quarter of 2024. The decrease in precious metal sales was primarily due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024.
Value-added sales of $79.7 million in the third quarter of 2025 increased 2% compared to value-added sales of $77.8 million in the third quarter of 2024. Overall sales volumes were relatively flat in the third quarter of 2025 compared to the third quarter of 2024, consistent with value-added sales.
EBITDA for the Electronic Materials segment was $20.9 million in the third quarter of 2025 compared to $12.3 million in the third quarter of 2024. EBITDA was impacted by favorable price/mix and production efficiencies in the third quarter of 2025, compared to the same period in the prior year.

Nine Months

	Nine Months Ended
	September 26,	September 27,	$	%
(Thousands)	2025	2024	Change	Change
Net sales	$696,059	$641,564	$54,495	8%
Value-added sales	233,562	236,611	(3,049)	(1)%
EBITDA	49,604	40,118	9,486	24%
Net sales from the Electronic Materials segment of $696.1 million in the first nine months of 2025 were 8% higher than net sales of $641.6 million in the first nine months of 2024. The increase in net sales was primarily due to higher precious metal pass through costs, increasing net sales by approximately $127.0 million when compared to the prior year period, partially offset by a decrease in precious metal sales of $58.6 million. The decrease in precious metal sales was primarily due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024. Additionally, there were lower sales volumes in the automotive (40%) end market in the first nine months of 2025, compared to the same period in the prior year.
Value-added sales of $233.6 million in the first nine months of 2025 decreased 1% compared to value-added sales of $236.6 million in the first nine months of 2024. The decrease in value-added sales was driven by decreased sales volumes in the energy (19%) end markets as well as decrease in sales volumes due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024.
EBITDA for the Electronic Materials segment was $49.6 million in the first nine months of 2025 compared to $40.1 million in the first nine months of 2024. EBITDA was impacted by favorable price/mix and production efficiencies in the first nine months of 2025, compared to the same period in the prior year.

Precision Optics
Third Quarter

(Thousands)	Third Quarter Ended
	September 26,	September 27,	$	%
	2025	2024	Change	Change
Net sales	$27,184	$22,433	$4,751	21%
Value-added sales	27,143	22,381	4,762	21%
EBITDA	3,231	(39)	3,270	n.m.
Net sales from the Precision Optics segment of $27.2 million in the third quarter of 2025 increased 21% compared to net sales of $22.4 million in the third quarter of 2024. The increase was primarily due to higher sales volumes in the aerospace and defense end market (62%).
Value-added sales of $27.1 million in the third quarter of 2025 increased 21% compared to value-added sales of $22.4 million in the third quarter of 2024. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $3.2 million in the third quarter of 2025 compared to a slight loss in the third quarter of 2024. The increase in EBITDA was due to the impact of higher sales volumes as well as the various cost control initiatives implemented in 2024 and throughout 2025.

Nine Months

(Thousands)	Nine Months Ended
	September 26,	September 27,	$	%
	2025	2024	Change	Change
Net sales	$73,185	$72,770	$415	1%
Value-added sales	73,040	72,647	393	1%
EBITDA	3,848	1,297	2,551	197%
Net sales from the Precision Optics segment of $73.2 million in the first nine months of 2025 increased 1% compared to net sales of $72.8 million in the first nine months of 2024. The increase was primarily due to higher sales volumes in the aerospace and defense (28%) end market.
Value-added sales of $73.0 million in the first nine months of 2025 increased 1% compared to value-added sales of $72.6 million in the first nine months of 2024. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $3.8 million in the first nine months of 2025 compared to $1.3 million in the first nine months of 2024. The increase in EBITDA was due to the impact of the various cost control initiatives implemented in 2024 and throughout 2025.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	September 26,	September 27,	$	%
	2025	2024	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(7,909)	(6,578)	(1,331)	20%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $7.9 million in the third quarter of 2025 compared to $6.6 million in the third quarter of 2024. Corporate costs as a percent of Company-wide value-added sales increased from 2% in the third quarter of 2024 to 3% in the third quarter of 2025. The increase in corporate costs in the third quarter of 2025 compared to the third quarter of 2024 is primarily driven by changes in variable-based compensation and incentives.

Nine Months

(Thousands)	Nine Months Ended
	September 26,	September 27,	$	%
	2025	2024	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(19,678)	(18,522)	(1,156)	6%
Corporate costs were $19.7 million in the first nine months of 2025 compared to $18.5 million in the first nine months of 2024. Corporate costs were 2% of Company-wide value-added sales in the first nine months of both 2025 and 2024. The increase in corporate costs was driven by changes in variable-based compensation and incentives. This increase was partially offset by a decrease in corporate expenses due to continued cost control initiatives implemented throughout 2024 and into 2025.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	September 26,	September 27,	$
(Thousands)	2025	2024	Change
Net cash provided by operating activities	$83,724	$11,564	$72,160
Net cash (used in) investing activities	(77,261)	(60,545)	(16,716)
Net cash (used in)/provided by financing activities	(8,417)	52,926	(61,343)
Effects of exchange rate changes	1,652	635	1,017
Net change in cash and cash equivalents	$(302)	$4,580	$(4,882)
Net cash provided by operating activities totaled $83.7 million in the first nine months of 2025 versus $11.6 million in the prior year period. In addition to the $13.4 million increase in operating income, the increase in cash provided by operating activities was favorably impacted by the Company’s continued working capital initiatives, specifically efforts focused around cash collection, which resulted in incremental cash flow of $23.6 million, and timing of quarter-end payments related to payables and accruals, which resulted in incremental cash flow of $17.8 million. Further, throughout 2025, the Company has focused on maintaining reduced inventory levels consistent with the levels achieved at December 31, 2024. This resulted in incremental cash flow of approximately $12.2 million, when comparing to the first nine months of 2024. Lastly, there was a smaller increase in prepaid assets in the first nine months of 2025 compared to the increase in the first nine months of 2024, primarily due to an increase in prepaid taxes in the prior year, resulting in an increase in operating cash flow of $3.6 million.
Net cash used in investing activities was $77.3 million in the first nine months of 2025 compared to $60.5 million in the prior year period. The increase in cash used is primarily due to the July 2025 acquisition of certain manufacturing assets for tantalum solutions from Konasol, Co., Ltd., a Korean manufacturer serving the semiconductor and adjacent market, resulting in a $19.5 million outflow. Refer to Note B for additional detail. Additionally, the usage related to payments for mine development increased $9.6 million, offset by a lower decrease in cash used for capital expenditures of $12.0 million, when compared to the first nine months of 2024.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2025, the Company expects payments for property, plant, and equipment to be approximately $70 million.
Net cash used in financing activities totaled $8.4 million in the first nine months of 2025 and compared to net cash provided by financing activities of $52.9 million in the comparable prior year period. The net financing cash outflow in the first nine months of 2025 was primarily driven by debt repayments, made possible by increased cash levels resulting from the Company's ongoing working capital initiatives and lower capital spend, compared to an inflow in the prior year used to support business growth.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At September 26, 2025, cash and cash equivalents held by our foreign operations totaled $15.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $22.8 million. At September 26, 2025, the Company had borrowings outstanding of $1.3 million, which reduced the aggregate availability under these facilities to $21.5 million.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of September 26, 2025 and December 31, 2024 is as follows:

	September 26,	December 31,
(Thousands)	2025	2024
Cash and cash equivalents	$16,411	$16,713
Total outstanding debt	456,938	442,008
Net debt	$(440,527)	$(425,295)
Available borrowing capacity	$214,194	$168,997
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
In June 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement refinances the revolving credit facility and term loan facility provided under Materion's previous Fourth Amended and Restated Credit Agreement, dated October 27, 2021 (as amended). Among other things, the Credit Agreement provides for a $450 million senior secured revolving credit facility (Revolving Credit Facility) and a $225 million senior secured term loan facility (Term Loan Facility and, together with the Revolving Credit Facility, Credit Facilities). The Term Loan Facility was fully drawn on June 26, 2025. The Credit Facilities mature on June 26, 2030.
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of September 26, 2025 and December 31, 2024. Cash on hand up to $35.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2025, we entered into a precious metals consignment agreement, maturing on August 31, 2028, which replaced the consignment agreements that would have matured on August 31, 2025. The available and unused capacity under the metal consignment agreements expiring in August 2028 totaled approximately $121.2 million as of September 26, 2025, compared to $233.4 million as of December 31, 2024. The availability is determined by Board approved levels and actual capacity.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. We repurchased 100,000 shares under this program in the second quarter of 2025, for a total cost of $7.8 million. Since the approval of the repurchase plan, we have purchased 1,354,264 shares at a total cost of $49.5 million. In October 2025, we announced that our Board of Directors had approved a new plan to repurchase up to $50.0 million of our common stock, replacing the plan approved in 2014. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time.
We paid cash dividends of $2.9 million and $8.6 million on our common stock in the third quarter and first nine months of 2025, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $493.8 million and $381.6 million as of September 26, 2025 and December 31, 2024, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of September 26, 2025. For additional information on our material cash obligations, refer to our 2024 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2024 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including outbreaks of infectious diseases and the conflict between Russia and Ukraine; realization of expected financial benefits expected from the Inflation Reduction Act of 2022; the amount and timing of any repurchases of our shares; and the risk factors set forth in Part 1, Item 1A of the Company's 2024 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2024 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of September 26, 2025 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of September 26, 2025.
b)Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Our subsidiaries and our holding company are subject, from time to time, to a variety of civil and administrative proceedings arising out of our normal operations, including, without limitation, product liability claims, health, safety, and environmental claims, and employment-related actions.
The information presented in the Legal Proceedings section of Note P ("Contingencies") of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended September 26, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 28 through August 1, 2025	—	$—	—	$472,674
August 2 through August 29, 2025	—	—	—	472,674
August 30 through September 26, 2025	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)	On January 14, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended June 27, 2025, the Company repurchased 100,000 shares under this program. On October 29, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock on September 25, 2025, which authorization replaced the existing 2014 authorization.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information

During the quarter ended September 26, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

10.1
Amendment No. 2 to Amended and Restated Metals Consignment Agreement, dated as of August 20, 2025 (filed as Exhibit 10.1 to the Company's 8-K filed on August 21, 2025), incorporated herein by reference.

10.2	Form of 2025 Restricted Stock Units Agreement (Stock-Settled) under the Materion Corporation 2025 Equity and Incentive Compensation Plan, covering grants made in 2025*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended September 26, 2025*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: October 30, 2025
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)