Form 10-K
period 2025-12-31
MATERION Corp
filed 2026-02-12
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
Form 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares, no par value, held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on June 27, 2025 was $1,673,905,817.
As of January 31, 2026, there were 20,736,213 common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including geopolitical conflicts such as the conflict between Russia and Ukraine; realization of financial benefits expected from the Inflation Reduction Act of 2022 and the risk factors set forth in Part 1, Item 1A of this Form 10-K.

Item 1.    BUSINESS

THE COMPANY
Materion Corporation (referred to herein as the Company, our, we, or us), through its wholly owned subsidiaries, is an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications with $1.8 billion in net sales in 2025. The Company was incorporated in Ohio in 1931. Our products are sold into numerous end markets, including semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences.

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
•Performance Solutions provides engineered end-product technologies to our customers, including near-net shape and finished machined beryllium containing and non-beryllium containing products. These products and materials are suitable for applications that require high stiffness and/or low density due to their unique combination of properties. Performance Solutions provides beryllium metal and beryllium alloy components mainly to the aerospace and defense and energy end markets. Beryllium foil products are provided for radiographic and acoustic applications, beryllium oxide ceramics are provided for a wide range of heat sink and high temperature industrial applications, and our copper beryllium products meet the demanding strength and corrosion resistance specifications required for sub-sea telecommunication equipment. In addition, our engineering teams have developed several innovative non-beryllium materials to meet demanding wear resistance or strength-to-weight applications used in a variety of industries. Our ToughMetTM alloys provide extended life for industrial bushings and bearings and tremendous wear resistance in oil and gas rig components. Our SupremEXTM products offer the industry a high quality aluminum silicon carbide metal matrix composite formulation, well suited for a wide range of applications from high performance engine components and aerospace structural components to high-stiffness consumer electronic components. Direct competitors include IBC Advanced Alloys, NGK Metals, ATI Specialty Metals, CBL Ceramics Limited, and CoorsTek, Inc.
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
Approximately 800 customers purchase our products throughout the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences end markets. In fiscal year 2025, there were no customers that accounted for greater than ten percent of our net sales. In 2024 and 2023, one customer in our Performance Materials segment accounted for approximately ten percent of our net sales. Prior to this, no single customer accounted for ten percent or more of our net sales.

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

Backlog
The backlog of unshipped orders as of December 31, 2025, 2024, and 2023 was $579.0 million, $537.6 million, and $573.4 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. We expect that substantially all of our backlog of orders at December 31, 2025 will be filled over the next 18 months.

Regulatory Matters
We are subject to a variety of laws that regulate the manufacturing, processing, use, handling, storage, transport, treatment, emission, release, and disposal of substances and wastes used or generated in manufacturing. For decades, we have operated our facilities under applicable standards of inplant and outplant emissions and releases. The inhalation of airborne beryllium particulate may present a health hazard to certain individuals, and the U.S. Occupational Safety and Health Administration (OSHA) has established standards for workplace exposure to beryllium, which fundamentally represent our current health and safety operating practices. Other government and standard-setting organizations, however, may also review beryllium-related worker safety rules and standards, and may make them more stringent. The development, proposal, or adoption of more stringent standards may affect the buying decisions of the users of beryllium-containing products. If the standards are made more stringent and/or our customers or other downstream users decide to reduce their use of beryllium-containing products, our results of operations, liquidity, and financial condition could be materially adversely affected. The impact of this potential adverse effect would depend on the nature and extent of the changes to the standards, the cost and ability to meet the new standards, the extent of any reduction in customer use, and other factors. The magnitude of this potential adverse effect cannot be estimated.

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

Human Capital Management
Materion employees are located throughout the world. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. We employed approximately 2,880 people globally as of December 31, 2025. Approximately 317 were in the Asia–Pacific region, 436 were in the Europe, the Middle East, and Africa (EMEA) region, and 2,127 were in the North America region. Among our total global employee population, approximately 1,847 were employed in manufacturing. Our strong employee base, along with their commitment to customer service excellence and uncompromising values, provides the foundation for our Company’s success.
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

Health and Safety
The environment, health, safety, and well-being of our employees is our highest priority and is a Materion core value. Our Environmental, Health, and Safety (EHS) systems are mature and largely based on the ISO 45001 standard. We began a new chapter in Materion’s longstanding effort to reduce the risk of injuries in 2023 with the integration of human operating performance concepts and a concerted focus on identifying and controlling high energy sources such as electrical, hydraulic, steam and chemical energy. To ensure sustainability, we conduct self-audits of our processes and systems to create an environment where our colleagues leave their workplace safely every day. Capital investments to reduce the risk of injury, chemical exposure, business interruption and property loss are integrated into the annual capital plan. On an annual basis, our corporate long-range strategies are critically analyzed, reviewed and updated and then improvement plans are developed. Progress of improvement plans is tracked, and daily critical safety statistics and metrics are published internally. Our corporate intranet site is visible to all global employees, where we share detailed descriptions of serious injuries and near misses and their corrective actions, as well as other proactive measures to promote lessons learned and ensure worker safety. Safety awareness and employee engagement programs have been implemented at all global facilities. We also have onsite medical staff at three key manufacturing sites to provide medical testing for employees to determine any potential exposure to beryllium, of which Materion is a leading global supplier.

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

Our employee resource groups (ERGs) are Company-sponsored groups of global employees that support and promote the specific mutual objectives of both the employees and the Company. At Materion we take a holistic approach to employee engagement and inclusion. Our ERGs are open to participation by any employee, regardless of background. The ERGs serve as platforms for employees to network, learn, develop, and grow in a supportive environment that emphasizes our commitment to diversity and inclusion. As of December 31, 2025, we had four ERGs: ELEVATE (Women); V.E.T. (veterans and allies of the military); LGBTQ+; and United Voices of Materion (all ethnic backgrounds). In 2026, we will introduce a Young Professionals Employee Resource Group to support early-career employees.

Talent Development
We continue to provide professional development and training for all global employees. By providing employees with wide-ranging development opportunities and paths to success, we empower them to realize their full potential. Our development activities support our goal to develop and retain employees while building their critical capabilities on an ongoing basis. We strongly encourage employees to build development plans in partnership with their managers and supervisors, providing ongoing opportunities for two-way communication and corresponding action. We offer formalized mentoring and stretch assignments for employees who are engaged in career development programs. Apprenticeship programs have been implemented in some of our largest plant sites, and we continue to evaluate opportunities to expand the apprenticeship program throughout the Company. Likewise, we have implemented career pathways in other key professional functional areas.
We are committed to identifying and developing the talents of our next generation of leaders. Our robust and fully integrated talent and succession-planning process supports the development of our talent pipeline for critical roles in operations management, commercial excellence, and engineering. These activities include identifying successors for key roles and initiating individual development plans designed to build, retain, and expand key skills within the company. We have also maintained our campus recruitment initiatives to ensure a strong pipeline of talent into the organization and have a record of converting student interns into full-time hires. Additionally, Company development programs have been designed to target and accelerate key leadership skills. We regularly evaluate and implement new development approaches, including classroom and online training opportunities. On an annual basis, we conduct organizational reviews with our Chief Executive Officer and all business unit and function senior leaders to identify and evaluate our high potential talent and create succession plans for our most critical roles.

Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (SEC).
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

A substantial number of our customers are in the semiconductor, industrial, aerospace and defense, automotive, energy, consumer electronics, and life sciences end markets. Each of these end markets is cyclical in nature, influenced by a combination of factors which could have a negative impact on our business, including, among other things, periods of economic growth or recession, inflation, tariffs, rising interest rates and the strength or weakness of the U.S. dollar, the strength of the semiconductor, automotive electronics, and oil and gas industries, the rate of construction of telecommunications infrastructure equipment, government spending on defense, and government shutdowns.
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
In 2025, 20% of our value-added sales were to customers in the aerospace and defense end market. A portion of these customers operate under contracts with the U.S. Government, which are vulnerable to termination at any time, for convenience or default. Some of the reasons for cancellation include, but are not limited to, budgetary constraints or re-appropriation of government funds, timing of contract awards, violations of legal or regulatory requirements, and changes in political agenda. If cancellations were to occur, it would result in a reduction in our revenue. Furthermore, significant reductions to defense spending could occur over the next several years due to government spending cuts, which could have a significant adverse impact on us. For example, high-margin defense application delays and/or push-outs may adversely impact our results of operations, including quarterly earnings. Our business could also be adversely affected by prolonged government shutdowns.
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
Further, we maintain some precious metals and copper on a consigned inventory basis. The owners of the precious metals and copper charge a fee that fluctuates based on the market price of those metals and other factors. A significant increase in the market price or the consignment fee of precious metals and/or copper would increase our costs.
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
In the conduct of our business, we collect, use, transmit, store, and report data on information systems owned by the Company or support or hosted by third parties, and interact with customers, vendors, and employees. Increased global information technology (IT) security threats and, in some instances, more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, as well as those of third parties who we rely on, and risk the confidentiality, availability, and integrity of our data and systems. We protect our sensitive, confidential, or proprietary information as well as personal data, our facilities, and IT systems, but we and third parties upon whom we rely to host or protect our data, facilities, and IT systems may be vulnerable to cybersecurity threats and future cybersecurity incidents. In the conduct of our business, we also are in the process of preparing for a Level 2 Cybersecurity Maturity Model Certification (CMMC), including by engaging an external third party to audit our information security standards against CMMC requirements. Despite our security measures, the IT systems and infrastructure of the Company and third parties who host or secure our data may be vulnerable to customer viruses, cyber-attacks, harmful malware or ransomware, denial-of-services attacks and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through in software including that is software commonly used by companies in cloud-based services and bundled software. Any such threat or incident could compromise our networks and those of third parties and the information stored there could be accessed, publicly disclosed, lost, or stolen. A cybersecurity incident and any attacks impacting our systems or data could interrupt or damage our operations or harm our reputation, resulting in a loss of sales, operating profits, and assets, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. The Company has taken steps to protect our computer systems and data; however, there is always a risk of successful intrusions or attacks, and any intrusions or attacks could pose a risk of undetected data loss or theft that could later be used to harm the Company.
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
Although the Company serves a diverse customer base, a portion of our sales is concentrated amongst a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations and financial condition could be materially and adversely impacted. In fiscal year 2025, no customers accounted for more than ten percent of our sales. In fiscal years 2024 and 2023, one Performance Material customer accounted for approximately ten percent of our net sales.
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
We sell to customers outside of the United States from our domestic and international operations. Revenue from international operations (principally Europe and Asia) accounted for approximately 64% in 2025, 57% in 2024 and 51% in 2023, respectively of Net sales. We anticipate that international shipments will account for a significant portion of our sales for the foreseeable future. There are a number of risks associated with international business activities, including:
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
Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial position, results of operations, or cash flows. For example, the Trump administration has imposed and could further impose broad-based global tariffs that could adversely impact trade relations and result in higher costs. The effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.
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
We detect frequent attempts by third parties to gain access to our systems and networks, and the frequency of such attempts could increase in the future. As of the date of the filing of this Form 10-K, we are not aware of and do not believe that any such attempts that have occurred since the beginning of 2025 that have had a material effect, or are reasonably likely to have a material effect, on our business, operations, or financial condition. However, there can be no assurance that our protection efforts will be successful. See “Risks Relating to Our Business and Operations – A cybersecurity incident impacting customer, employee, supplier, or Company information, or Company systems or infrastructure, may have a material adverse effect on our business, financial condition, and results of operations.” in “Risk Factors” on page 9 of this Form 10-K.
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
Pankaj Lahoti is our Chief Information Officer, a role he has had since he joined Materion in April 2025. Mr. Lahoti has over 30 years of experience in the information technology industry. Prior to joining Materion, Mr. Lahoti served as Vice President of IT at Amphenol CIT and as Senior Director of Information Technology at Johnson Controls.

Item 2.    PROPERTIES
We operate manufacturing plants, service and distribution centers, and other facilities throughout the world. During 2025, we made effective use of our productive capacities at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Information as of December 31, 2025, with respect to our facilities that are owned or leased, and the respective segments in which they are included, is set forth below:

Location	Owned or Leased	Approximate Number of Square Feet
Corporate and Administrative Offices
Mayfield Heights, Ohio (1)(2)	Leased	79,100
Manufacturing Facilities
Albuquerque, New Mexico (2)	Leased	23,460
Alzenau, Germany (2)	Leased	136,400
Balzers, Lichtenstein(3)	Leased	83,400
Brewster, New York (2)	Leased	75,000
Buffalo, New York (2)	Owned	110,000
Dangjin, Korea (2)	Leased	31,538
Delta, Utah (1)	Owned	100,800
Elmore, Ohio (1)	Owned/Leased	681,000/191,000
Farnborough, England (1)	Leased	10,000
Jena, Germany (3)	Owned	102,700
Limerick, Ireland (2)	Leased	23,000
Lincoln, Rhode Island (1)	Owned/Leased	166,500/27,100
Lorain, Ohio (1)	Owned	55,000
Milwaukee, Wisconsin (2)	Owned/Leased	106,000/150,000
Newton, MA (1,2)	Owned/Leased	125,000/110,800
Penang, Malaysia (3)	Leased	68,000
Reading, Pennsylvania (1)	Owned/Leased	128,800/287,000
Santa Clara, California (2)	Leased	5,800
Shanghai, China (3)	Leased	101,400
Singapore (1)(2)	Leased	24,500
Subic Bay, Philippines (2)	Leased	5,000
Taoyuan City, Taiwan (2)	Leased	32,500
Tucson, Arizona (1)	Owned	53,000
Tyngsboro, Massachusetts (3)	Leased	38,000
Westford, Massachusetts (3)	Leased	78,000
Wheatfield, New York (2)	Owned	35,000
Service, Sales, and Distribution Centers
Elmhurst, Illinois (1)	Leased	28,000
Eschborn, Germany (3)	Leased	500
Seoul, Korea (2)	Leased	2,200
Shanghai, China (1)	Leased	5,000
Stuttgart, Germany (1)	Leased	49,000
Tokyo, Japan (1)	Leased	5,400

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
In accordance with Item 1302 of Regulation S-K, a registrant is required to file a TRS as an exhibit to its Annual Report on Form 10-K when disclosing for the first time ore reserves or resources or when ore reserves or resources have changed materially since the last TRS was filed for the property. Because there have been no material changes to the Company’s reserves or resources in 2025, it is not filing a TRS as an exhibit to this Form 10-K.

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
Beryllium Claims
As of December 31, 2025 there were no pending beryllium cases.
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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common shares are listed on the New York Stock Exchange under the symbol “MTRN”. As of January 31, 2026, there were 559 shareholders of record.

Share Repurchases
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
September 27 through October 31, 2025	—	$—	—	$50,000,000
November 1 through November 28, 2025	—	$—	—	50,000,000
November 29 through December 31, 2025	—	$—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)	On January 14, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its common stock. On October 29, 2025, the Company announced its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock, which authorization replaced the existing 2014 authorization. During the three months ended December 31, 2025, the Company did not repurchase any shares under this authorization.

Performance Graph
The following graph sets forth the cumulative shareholder return on our common shares as compared to the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index, as Materion Corporation is a component of these indices.

$350
$300
$250
$200
$150
$100
$50
$—
Dollars
2020
2021
2022
2023
2024
2025
Materion Common Stock
Russell 2000
S&P SmallCap 600
S&P SmallCap 600 - Materials

	2021	2022	2023	2024	2025
Materion Corporation	$156	$150	$222	$170	$199
Russell 2000	135	106	121	134	126
S&P SmallCap 600	137	113	129	138	131
S&P SmallCap 600 - Materials	142	132	157	157	146
The above graph assumes that the value of our common shares and each index was $100 on December 31, 2020 and that all applicable dividends were reinvested.

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

RESULTS OF OPERATIONS

(Thousands except per share data)	2025	2024	2023
Net sales	$1,786,550	$1,684,739	$1,665,187
Value-added sales	1,046,194	1,097,577	1,127,071
Gross margin	308,626	325,985	349,042
Gross margin as a % of Net sales	17%	19%	21%
Gross margin as a % of Value-added sales	29%	30%	31%
Selling, general, and administrative (SG&A) expense	143,057	145,588	157,911
SG&A expense as a % of Net sales	8%	9%	9%
SG&A expense as a % of Value-added sales	14%	13%	14%
Research and development (R&D) expense	25,941	29,028	27,540
R&D expense as a % of Net sales	1%	2%	2%
R&D expense as a % of Value-added sales	2%	3%	2%
Restructuring expense	3,155	6,848	3,824
Goodwill impairment	—	56,067	—
Long-lived asset impairment	—	17,134	—
Loss on asset disposal	—	6,412	—
Other — net	26,677	17,685	23,323
Operating profit	109,796	47,223	136,444
Other non-operating income — net	(2,437)	(2,443)	(2,710)
Interest expense — net	30,692	34,764	31,323
Income before income taxes	81,541	14,902	107,831
Income tax expense	6,718	9,014	12,129
Net income	74,823	5,888	95,702

Diluted earnings per share	$3.58	$0.28	$4.58

2025 Compared to 2024
Net sales of $1,786.6 million in 2025 increased $101.9 million from $1,684.7 million in 2024. An increase in net sales in the Electronic Materials and Precision Optics segments was partially offset by decreased net sales in the Performance Materials segment. The increase in the Electronic Materials segment was primarily due to higher precious metal pass-through costs, increasing net sales by approximately $208.2 million when compared to the prior year, partially offset by a decrease in precious metal sales of $35.3 million. The decrease in precious metal sales was primarily due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024, which resulted in $23.1 million of lower sales in 2025 compared to 2024.
At the Company level, volume increased in the semiconductor (21%), telecom and data center (24%) and energy (12%) end markets. Additionally, sales of raw material beryllium hydroxide increased by $6.3 million compared to the prior year. The increase was partially offset by a volume decrease in the consumer electronics (30%) end market due to a quality issue with a large precision clad strip customer within Performance Materials segment, causing the Company to temporarily idle production facilities, which limited sales in the fourth quarter. The Company closely collaborated with our customer, implementing targeted modifications to our processes and procedures and enhancing quality control measures designed to reduce the risk of future occurrences. We resumed shipping product from our facilities in December 2025 and continue to ramp production.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $1,046.2 million in 2025 decreased $51.4 million compared to $1,097.6 million in 2024. At the Company level, volume increases in the semiconductor (7%), telecom and data center (14%) and energy (19%) end markets was partially offset by a volume decrease in the consumer electronics (33%) end market. Additionally, the decrease in value-added sales was impacted by a $7.0 million decrease in sales in 2025 compared to 2024 due to the divestiture of the target business in Albuquerque, New Mexico in the fourth quarter of 2024.
Gross margin was $308.6 million in 2025, representing a 5% decrease from $326.0 million in 2024. Gross margin expressed as a percentage of net sales was 17% in 2025 and 19% in 2024. Gross margin expressed as a percentage of value-added sales was 29% in 2025 and 30% in 2024. Gross margin decreased from the prior year primarily related to lower sales volumes and $25.7 million of charges in the Performance Materials segment related to the quality issue described above. Gross margin in 2024 was unfavorably impacted by higher costs associated with the production ramp of the precision clad strip facility.
SG&A expense totaled $143.1 million in 2025 as compared to $145.6 million in 2024. The decrease in SG&A expense was primarily due to lower incentive compensation accruals as a result of year-to-date performance. Expressed as a percentage of net sales, SG&A expense was 8% and 9% in 2025 and 2024, respectively. Expressed as a percentage of value-added sales, SG&A expense was 14% and 13% in 2025 and 2024, respectively.
R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% and 2% of net sales in 2025 and 2024, respectively. R&D expense accounted for 2% and 3% of value-added sales in 2025 and 2024, respectively.
Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In 2025, we recorded a combined total of $3.2 million of restructuring charges in our Electronic Materials, Precision Optics, Performance Materials and Other segments. In 2024, we recorded a combined total of $6.8 million of restructuring charges primarily in our Precision Optics, Electronic Materials, Performance Materials and Other segments. Refer to Note E to the Consolidated Financial Statements for details.
Other-net totaled expense of $26.7 million and $17.7 million in 2025 and 2024, respectively. The increase in Other-net was primarily driven by an increase in metal consignment fees. Refer to Note F to the Consolidated Financial Statements for the major components within Other-net.
Other non-operating income-net includes components of pension and post-retirement income other than service costs. Refer to Note P of the Consolidated Financial Statements for details of the components of net periodic benefit costs.
Interest expense - net was $30.7 million in 2025 and $34.8 million in 2024. The decrease in interest expense in 2025 compared to 2024 is primarily due to a decrease in interest rates and borrowings compared to the prior year.
Income tax expense for 2025 was $6.7 million of expense compared to $9.0 million of expense in 2024. The Company's effective tax rate for 2025 and 2024 was 8.2% and 60.5%, respectively. The effective tax rate for 2025 is lower than the statutory tax rate primarily due to percentage depletion, nontaxable credits and the foreign-derived intangible income deduction. The effective tax rate for 2024 was higher than the statutory tax rate primarily due to the impairment of non-deducible goodwill in the Precision Optics reporting unit. See Note H to the Consolidated Financial Statements for additional discussion.
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results for 2024 compared to 2023.
Segment Disclosures
The Company has four reportable segments: Performance Materials, Electronic Materials, Precision Optics, and Other. The Other reportable segment includes unallocated corporate costs.
Performance Materials

(Thousands)	2025	2024	2023
Net sales	$675,871	$744,503	$755,547
Value-added sales	618,074	688,030	688,553
EBITDA	127,163	169,276	174,471

2025 Compared to 2024
Net sales from the Performance Materials segment of $675.9 million in 2025 decreased 9% compared to 2024. The decrease in sales was due to lower sales volumes in the consumer electronics (34%) and aerospace and defense (9%) end markets. These decreases were partially offset by increased volumes in the energy (35%) end market, along with a $6.3 million year over year increase in the volume of raw material beryllium hydroxide. The decrease in the consumer electronics end market reflects the impact of a quality issue with a large precision clad strip customer within the Performance Materials segment, causing the Company to temporarily idle production facilities, which limited sales in the fourth quarter. The Company closely collaborated with our customer, implementing targeted modifications to our processes and procedures and enhancing quality control measures designed to reduce the risk of future occurrences. We resumed shipping product from our facilities in December 2025 and continue to ramp production.

Value-added sales of $618.1 million in 2025 decreased 10% compared to $688.0 million in 2024, consistent with the decrease in net sales. The decrease in value-added sales was driven by the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $127.2 million in 2025 compared to $169.3 million in 2024. The unfavorable impacts of lower sales volumes and $27.3 million of additional costs incurred related to the quality issue described above, which consisted of a quality claim, material scrap expenses, and temporary plant idling costs, were partially offset by manufacturing efficiencies and improved margins along with lower incentive compensation expense in 2025 compared to 2024. Additionally, there were higher costs associated with the production ramp of the precision clad strip facility in 2024 that did not recur in 2025, offsetting the decrease in EBITDA.

Electronic Materials

(Thousands)	2025	2024	2023
Net sales	$1,009,965	$845,746	$805,751
Value-added sales	327,627	315,252	334,730
EBITDA	71,137	47,443	45,747

2025 Compared to 2024
Net sales from the Electronic Materials segment of $1,010.0 million in 2025 was 19% higher than net sales of $845.7 million in 2024. The increase was primarily due to higher precious metal pass-through costs, increasing net sales by approximately $208.2 million compared to the prior year, partially offset by a decrease in precious metal sales volumes of $35.3 million. The decrease in precious metal sales was primarily due to the impact of the divestiture of the target business in Albuquerque, New Mexico that occurred in the fourth quarter of 2024, which resulted in lower sales of $23.1 million in 2025 compared to 2024. Excluding sales from the Albuquerque target business, net sales would have been 23% higher in 2025 compared to 2024. Additionally, there were higher sales volumes in the semiconductor (21%) end market.
Value-added sales of $327.6 million increased 4% compared to value-added sales of $315.3 million in 2024. Value-added sales were negatively impacted by an $11.2 million decrease due to the divestiture of the target business in Albuquerque, New Mexico in the fourth quarter of 2024. Excluding value-added sales from the Albuquerque target business, sales would have been 8% higher in 2025 compared to 2024.
EBITDA for the Electronic Materials segment was $71.1 million in 2025 compared to $47.4 million in 2024. EBITDA was impacted by favorable price/mix and production efficiencies in 2025, compared to 2024.
Precision Optics

(Thousands)	2025	2024	2023
Net sales	$100,714	$94,490	$103,889
Value-added sales	100,493	94,295	103,788
EBITDA	7,698	(73,297)	9,860

2025 Compared to 2024
Net sales from the Precision Optics segment were $100.7 million in 2025, an increase of 7% compared to net sales of $94.5 million in 2024. The increase was primarily due to higher sales volumes in the aerospace and defense (35%) end market.

Value-added sales of $100.5 million in 2025 increased 7% compared to value-added sales of $94.3 million in 2024. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $7.7 million in 2025 compared to a loss of $73.3 million in 2024. The increase in EBITDA was primarily driven by impairments recorded in 2024 for the Precision Optics reporting unit in Malaysia of $73.2 million. EBITDA was also favorably impacted by increased sales volumes and overall business performance.
Other

(Thousands)	2025	2024	2023
Net sales	$—	$—	$—
Value-added sales	—	—
EBITDA	(24,691)	(25,080)	(29,280)

2025 Compared to 2024
The Other reportable segment includes unallocated corporate costs. Corporate costs of $24.7 million in 2025 decreased from $25.1 million in 2024 primarily due to lower incentive compensation as a result of year-to-date performance. Corporate costs were 2% of total Company value-added sales in 2025 and 2024.
Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the Company in total for 2025, 2024, and 2023 is as follows:

(Thousands)	2025	2024	2023
Net sales
Performance Materials	$675,871	$744,503	$755,547
Electronic Materials	1,009,965	845,746	805,751
Precision Optics	100,714	94,490	103,889
Other	—	—	—
Total	$1,786,550	$1,684,739	$1,665,187

Less: pass-through metal costs
Performance Materials	$57,797	$56,473	$66,994
Electronic Materials	682,338	530,494	471,021
Precision Optics	221	195	101
Other	—	—	—
Total	$740,356	$587,162	$538,116

Value-added sales
Performance Materials	$618,074	$688,030	$688,553
Electronic Materials	327,627	315,252	334,730
Precision Optics	100,493	94,295	103,788
Other	—	—
Total	$1,046,194	$1,097,577	$1,127,071

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

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

(Thousands)	2025	2024	2023
Net cash provided by operating activities	$103,243	$87,817	$144,414
Net cash (used in) investing activities	(98,135)	(79,605)	(119,222)
Net cash (used in) financing activities	(9,821)	(4,186)	(24,850)
Effects of exchange rate changes	1,681	(607)	(149)
Net change in cash and cash equivalents	$(3,032)	$3,419	$193

Net cash provided by operating activities totaled $103.2 million in 2025 versus $87.8 million in 2024. The increase of $15.4 million was primarily driven by a $33.5 million increase in accounts payable and accrued expenses, compared to a $15.8 million decrease in the prior year, resulting in a favorable cash inflow impact of $49.3 million. This improvement was mainly due to the timing of year-end payments and ongoing working capital management initiatives. This increase was partially offset by higher inventory levels, which increased by $13.3 million compared to the prior year, reflecting operational and quality challenges experienced in the fourth quarter of 2025. Additionally, accounts receivable increased by $22.1 million relative to the prior year, driven by timing differences in collections and reduced accounts receivable factoring in the current year.

Net cash used in investing activities was $98.1 million in 2025 compared to $79.6 million in 2024. The increase in cash used in investing activities is due to the business acquisition and mine development costs, offset by decreased capital expenditures.
Net cash used in financing activities increased $5.6 million from 2024. The increase in 2025 compared to 2024 is a result of a repurchase of common stock and deferred financing costs, offset by lower withholding taxes for stock-based compensation awards.
Dividends per common share increased 4% to $0.555 per share in 2025. Total dividend payments to common shareholders were $11.5 million in 2025 and $11.1 million in 2024. In May 2025, the Board of Directors declared an increase in our quarterly dividend from $0.135 to $0.14 per share. We intend to pay a quarterly dividend on an ongoing basis, subject to a continuing strong capital structure and a determination that the dividend remains in the best interest of our shareholders.
Liquidity
We believe that cash flow from operations plus available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend and selective share repurchases, environmental remediation projects, and strategic acquisitions for at least the next 12 months and the foreseeable future thereafter. At December 31, 2025, cash and cash equivalents held by our foreign operations totaled $13.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including the outstanding debt, cash balances, and available borrowing capacity, as of December 31, 2025 and December 31, 2024 is as follows:

	December 31,
(Thousands)	2025	2024
Cash and cash equivalents	$13,681	$16,713
Total outstanding debt	458,793	442,008
Net (debt) cash	(445,112)	(425,295)
Available borrowing capacity	$223,675	$168,997
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
The Credit Agreement also provides for an uncommitted incremental facility whereby, subject to the satisfaction of certain conditions, the Company may be able to borrow additional term loans in an aggregate amount not to exceed $250 million. The Credit Agreement provides the Company and its subsidiaries with additional capacity to enter into facilities for the consignment of precious metals, copper, nickel and tantalum, and provides enhanced flexibility to finance acquisitions and other strategic initiatives. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its direct subsidiaries, with the exception of non-mining real property, precious metal and certain other assets.
The Credit Agreement allows the Company to borrow money at a premium over SOFR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the credit agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2025 and December 31, 2024. Cash on hand up to $35.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2025, we entered into a precious metals consignment agreement, maturing on August 31, 2028, which replaced the consignment agreements that would have matured on August 31, 2025. The available and unused capacity under the metal consignment agreements expiring in August 2028 totaled approximately $88.4 million as of December 31, 2025, compared to $233.4 million as of December 31, 2024. The availability is determined by Board approved levels and actual capacity.
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
Material Future Cash Obligations
The following table summarizes our material future obligations with respect to debt and associated interest as of December 31, 2025. In addition to the amounts below, the Company anticipates incurring costs related to its finance lease obligations and non-cancelable lease payments for operating leases with an initial lease term in excess of one year. These obligations are further detailed in Note M to the Consolidated Financial Statements.

(Millions)	2026	2027	2028	2029	2030	There- after	Total
Debt (1)	$22.4	$8.7	$11.5	$11.3	$406.8	$—	$460.7
Interest payments on debt (2)	$11.2	$10.2	$9.8	$9.2	$4.4	$—	$44.8
Total	$33.6	$18.9	$21.3	$20.5	$411.2	$—	$505.5

(1)     Refer to Note O to the Consolidated Financial Statements.
(2)    These amounts represent future interest payments related to our total debt, excluding any interest payments to be made on borrowings under our Credit Agreement.

Off-balance Sheet Obligations
We maintain the majority of the precious metals and copper we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” The notional value of off-balance sheet precious metals and copper was $526.2 million as of December 31, 2025 versus $381.6 million as of December 31, 2024. We were in compliance with all of the covenants contained in the consignment agreements as of December 31, 2025 and December 31, 2024. Refer to Note J for additional information.

ORE RESERVES
The following information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K.
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
The information that follows relating to the Spor Mountain Mine is derived, for the most part, from the TRS, which was prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, which was filed as Exhibit 96 to our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated by reference herein.
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
The following represents our indicated and inferred ore mineral resources, exclusive of mineral reserves, as of December 31, 2025 and December 31, 2024:

	Indicated	Inferred
As of December 31, 2025
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

As of December 31, 2024
Tonnage (in thousands)	1,504	2,630
Grade (% beryllium)	0.128%	0.345%
Beryllium pounds (in millions)	38.38	18.12

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
The following represents our ore mineral reserves:

	Proven	Probable	Total
As of December 31, 2025
Tonnage (in thousands)	7,338	962	8,300
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	35.91	4.97	40.88

As of December 31, 2024
Tonnage (in thousands)	7,475	962	8,437
Grade (% beryllium)	0.245%	0.258%	0.246%
Beryllium pounds (in millions)	36.58	4.97	41.55
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

(Thousands of Pounds of Beryllium)	2025	2024	2023
Domestic ore	506	507	405
Non-domestic ore	—	—	—
Unyielded total	506	507	405
Annual yield	77%	82%	89%
Beryllium produced	391	418	362
% of mill capacity	61%	65%	56%
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
When contracts with customers contain multiple performance obligations, management utilizes judgment to determine the appropriate accounting, including whether multiple promised products or services in a contract should be accounted for separately or as a group, how the consideration should be allocated among the performance obligations, and when to recognize revenue upon satisfaction of the performance obligations.

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
Precious Metal Physical Inventory Counts
We take and record the results of a physical inventory count of our precious metals on a periodic basis. Our precious metal operations include a refinery that processes precious metal-containing scrap and other materials from our customers, as well as our own internally generated scrap. We also outsource portions of our refining requirements to other vendors, particularly for those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, and other factors. The resulting calculated weight of the precious metals in our refine operations may differ, in either direction, from what our records indicate that we should have on hand, which would then result in an adjustment to our pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
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
Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill within the Electronic Materials segment totaled $221.4 million as of December 31, 2025. Within the Precision Optics segment, goodwill totaled $33.1 million. The remaining $26.2 million is related to the Performance Materials segment.
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
Due to historical results combined with the partial impairment charge recognized in 2024 for the Precision Optics reporting unit, the Company elected to perform a quantitative annual impairment assessment for the Precision Optics reporting unit's goodwill as of October 1, 2025 and a qualitative impairment test for the Electronic Materials and Performance Materials reporting units.
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
The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the reporting unit. During the fourth quarter of 2025, the Company considered sales multiples in the low single digits and EBITDA multiples in the range high-single digits to mid-double digits.

As of October 1, 2025, based on the quantitative assessments for the Precision Optics reporting unit, the estimated fair value exceeded the carrying value by greater than 10%, which managements believes is a sufficient amount to support no indicators of impairment. Additionally, for the Electronic Materials and Performance Materials reporting units, there were no indicators of impairment based on the qualitative analysis performed.
Management believes the future sales growth and EBITDA margins in the long-range plan, and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or recognize charges in future periods. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.
We also compared our market capitalization as of October 1, 2025 to the carrying value of our equity and considering an implied control premium, we noted no other impairment indicators or triggering events.

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
We are charged a consignment fee by the precious metal consignors that own the precious metals. This fee is a function of the market price of the metal, the quantity of metal we have on hand, and the rate charged by the institution. Because of market forces and competition, the fee can only be charged to customers in a limited case-by-case basis. Should the market price of precious metals that we have on consignment increase by 20% from the prices on December 31, 2025, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $4.5 million on an annual basis. This calculation assumes no changes in the quantity of metal held on consignment or the underlying fee and that none of the additional fees are charged to customers.
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
In certain circumstances, we may elect to fix the price of precious metals for a customer for a stated quantity over a specified period of time. In those cases, we may secure hedge contracts with terms that match the terms in the agreement with our customer so that the gain or loss on the contract with the customer due to subsequent movements in the precious metal price will generally be offset by a gain or loss on the hedge contract. At December 31, 2025, we did not have a material amount of such hedge contracts outstanding.
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
We consign the majority of our copper inventory requirements. As with precious metals, the available capacity under the existing lines is a function of the quantity and price of metal on hand. Should the market cost of copper increase by 20% from the price as of December 31, 2025, the additional pre-tax cost to us as a result of an increase in the consignment fee would be approximately $0.8 million on an annual basis. This calculation assumes no changes in the quantity of inventory or the underlying fee and that none of the additional fees are charged to customers.
Lower of cost or net realizable value. In our manufacturing processes, we use various metals that are not widely used by others or actively traded and, therefore, there is no established efficient market for derivative financial instruments that could be used to effectively hedge the related price exposures. For certain applications, our pricing practice with respect to these metals is to establish the selling price based upon our cost to purchase the material, limiting our price exposure. However, the inventory carrying value may be exposed to market fluctuations. The inventory value is maintained at the lower of cost or net realizable value and if the market value were to drop below the carrying value, the inventory would have to be reduced accordingly and a charge recorded against cost of sales. This risk is mainly associated with long manufacturing lead-time items and with sludges and scrap materials, which generally have longer processing times to be refined or processed into a usable form for further manufacturing and are typically not covered by specific sales orders from customers. We did not record any material lower of cost or net realizable value charges in 2025, 2024, or 2023 as a result of market price fluctuations of metals in our inventories.
Interest rates. We are exposed to changes in interest rates on our cash balances and borrowings under our Credit Agreement. We may manage this interest rate exposure by maintaining a combination of short-term and long-term debt and variable and fixed rate instruments. We may also use interest rate swaps to fix the interest rate on variable rate obligations, as we deem appropriate. As of December 31, 2025 and December 31, 2024, the net fair value of our interest rate swaps were $1.2 million and $4.6 million, respectively. In February 2023, we amended the terms of the interest rate swap to hedge the change in 1-month USD-SOFR. See Note S to the Consolidated Financial Statements for further discussion. Excess cash is typically invested in high quality instruments that mature in 90 days or less. Investments are made in compliance with policies approved by the Board of Directors.
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
The notional value of outstanding currency contracts was $61.0 million as of December 31, 2025. If the dollar weakened 10% against the currencies we have hedged from the December 31, 2025 exchange rates, the reduced gain and/or increased loss on the outstanding contracts as of December 31, 2025 would reduce 2025 pre-tax profits by approximately $3.3 million. This reduction in profits would be primarily offset with the foreign currency gain from the 10% movement in the exchange rates with effective hedges.
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
Our bank lines are established with a number of different banks in order to mitigate our exposure to any one financial institution. All of the banks in our bank group had credit in good standing as of December 31, 2025. The financial statement impact from the risk of one or more of the banks in our bank group reducing our lines due to their insolvency or other causes cannot be estimated at the present time.

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

Materion Corporation and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Materion Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Materion Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

Reconciliation of Precious Metals Consignment Inventory
Description of the Matter
At December 31, 2025, the notional value of the Company’s off-balance sheet precious metals was $526.2 million. As discussed in Note J to the consolidated financial statements, the Company uses estimates to measure the precious metal content within various refinement streams which can vary over time based upon the input materials, yield rates, and other process parameters.
Auditing the reconciliation of precious metals consignment inventory is complex due to the highly detailed nature of the inventory reconciliation and the amount of information that is obtained from third parties. The Company performs physical inventory procedures to verify the existence of inventory. The precious metals inventory reconciliation includes estimates based on assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, and other factors. The reconciliation of precious metals consignment inventory presents the resulting calculated weight of the precious metals generated from these estimates within the Company’s refine operations. This calculated weight may differ from what the Company’s records indicate should be on hand, which would then result in an adjustment to pre-tax income.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s reconciliation of the precious metals consignment inventory process. This included controls over management's review of certain inputs into and underlying the reconciliation.
To test the Company’s reconciliation of the precious metals physical consignment inventory, our procedures included, among others, evaluating the inputs and data used to determine the total value of the precious metal, which was identified through the physical inventory. We observed the physical inventory process, tested inventory activity from the date of observation through December 31, 2025, evaluated the underlying data used in the reconciliation, and confirmed certain consigned inventory held with the third parties. We assessed the historical accuracy of management’s estimates, which are based on assumed recovery percentages developed from actual historical data and other analyses, the total estimated volume of solutions and other materials within the refinery, and other factors and assessed the historical accuracy of management’s analysis to evaluate the inputs that were most significant to the calculated weight of the precious metal inventory.

Precision Optics Goodwill Impairment Evaluation
Description of the matter
At December 31, 2025, the Company had goodwill of $280.7 million, of which $33.1 million related to the Precision Optics reporting unit. As discussed in Notes A and N to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth fiscal quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The Company may also elect to bypass the qualitative assessment and perform a quantitative test for any or all reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units using a discounted cash method as well as a market approach.
Auditing the Company’s quantitative impairment assessment of the Precision Optics reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as changes in the discount rate, revenue growth rates, and EBITDA margin, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Precision Optics reporting unit goodwill impairment process, including controls over the significant assumptions discussed above.
To test the estimated fair value of the Company’s Precision Optics reporting unit, our audit procedures included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the revenue growth rates and EBTIDA margin used by management to current industry and economic trends, recent historical performance, and other relevant factors. We performed sensitivity analyses of significant assumptions described above to evaluate the changes in fair value that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology applied and evaluating the reasonableness of the discount rate used by the Company in the determination of the fair value for the Company’s Precision Optics reporting unit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1958, but we are unable to determine the specific year.
Cleveland, Ohio
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Materion Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Materion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Materion Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 12, 2026

Materion Corporation and Subsidiaries
Years Ended December 31, 2025, 2024, & 2023
Consolidated Statements of Income

(Thousands except per share amounts)	2025	2024	2023
Net sales	$1,786,550	$1,684,739	$1,665,187
Cost of sales	1,477,924	1,358,754	1,316,145
Gross margin	308,626	325,985	349,042
Selling, general, and administrative expense	143,057	145,588	157,911
Research and development expense	25,941	29,028	27,540
Goodwill impairment	—	56,067	—
Long-lived asset impairment	—	17,134	—
Loss on asset disposal	—	6,412	—
Restructuring expense (Note E)	3,155	6,848	3,824
Other — net (Note F)	26,677	17,685	23,323
Operating profit	109,796	47,223	136,444
Other non-operating (income) expense — net (Note P)	(2,437)	(2,443)	(2,710)
Interest expense — net (Note G)	30,692	34,764	31,323
Income before income taxes	81,541	14,902	107,831
Income tax expense (Note H)	6,718	9,014	12,129
Net income	$74,823	$5,888	$95,702
Basic earnings per share:
Net income per share of common stock	$3.61	$0.28	$4.64
Diluted earnings per share:
Net income per share of common stock	$3.58	$0.28	$4.58

Weighted-average number of shares of common stock outstanding:
Basic	20,755	20,732	20,619
Diluted	20,912	20,928	20,911

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income

(Thousands)	2025	2024	2023
Net income	$74,823	$5,888	$95,702
Other comprehensive income:
Foreign currency translation adjustment	11,082	(7,981)	5,208
Derivative and hedging activity, net of tax expense (benefit) of $(860), $(21), and $(543), respectively	(2,878)	(73)	(1,817)
Pension and post-employment benefit adjustment, net of tax expense (benefit) of $413, $(876), and $(1,208), respectively	2,261	(6,044)	(8,430)
Other comprehensive income (loss)	10,465	(14,098)	(5,039)
Comprehensive income	$85,288	$(8,210)	$90,663

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows

(Thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$74,823	$5,888	$95,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	69,074	68,676	61,644
Amortization of deferred financing costs in interest expense	1,887	1,714	1,712
Stock-based compensation expense (non-cash)	10,925	10,560	10,092
Amortization of pension and post-retirement costs	(154)	(307)	(1,318)
Loss on sale of property, plant, and equipment	282	1,201	20
Deferred income tax (benefit) expense	(5,103)	(16,598)	(7,005)
Impairment charges	—	73,201	—
Loss on asset disposal	—	6,412	—
Net pension curtailments and settlements	230	—	142
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in accounts receivable	(25,790)	(3,723)	23,359
Decrease (increase) in inventory	(13,303)	(468)	(18,700)
Decrease (increase) in prepaid and other current assets	(15,101)	(11,345)	(22,663)
Increase (decrease) in accounts payable and accrued expenses	33,517	(15,757)	6,631
Increase (decrease) in unearned revenue	(15,204)	(24,692)	(17,361)
Increase (decrease) in interest and taxes payable	663	(2,619)	3,771
Increase (decrease) in unearned income due to customer prepayments	—	—	16,676
Other — net	(13,503)	(4,326)	(8,288)
Net cash provided by operating activities	103,243	87,817	144,414
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(19,500)	—	—
Payments for purchase of property, plant, and equipment	(53,279)	(68,649)	(110,550)
Payments for mine development	(26,288)	(12,159)	(9,326)
Proceeds from sale of property, plant, and equipment	932	1,203	654
Net cash used in investing activities	(98,135)	(79,605)	(119,222)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under credit facilities, net	33,890	45,692	8,065
Repayment of debt	(18,177)	(30,342)	(15,415)
Principal payments under finance lease obligations	(604)	(683)	(1,645)
Cash dividends paid	(11,510)	(11,087)	(10,621)
Deferred financing costs	(2,935)	(156)	—
Repurchase of common stock	(7,843)	—	—
Payments of withholding taxes for stock-based compensation awards	(2,642)	(7,610)	(5,234)
Net cash used in financing activities	(9,821)	(4,186)	(24,850)
Effects of exchange rate changes	1,681	(607)	(149)
Net change in cash and cash equivalents	(3,032)	3,419	193
Cash and cash equivalents at beginning of period	16,713	13,294	13,101
Cash and cash equivalents at end of period	$13,681	$16,713	$13,294
The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
December 31, 2025 and 2024
Consolidated Balance Sheets

(Thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents (Note A)	$13,681	$16,713
Accounts receivable (Note A)	222,916	193,793
Inventories, net (Notes A and J)	461,231	441,299
Prepaid and other current assets	91,692	72,419
Total current assets	789,520	724,224
Deferred income taxes (Notes A and H)	7,727	2,964
Property, plant, and equipment (Notes A and K)	1,376,703	1,315,586
Less allowances for depreciation, depletion, and amortization	(841,245)	(804,781)
Property, plant, and equipment — net	535,458	510,805
Operating lease, right-of-use asset (Note M)	62,036	64,449
Intangible assets (Notes A and M)	105,874	109,312
Other assets (Note P)	21,529	22,140
Goodwill (Notes A and N)	280,657	263,738
Total Assets	$1,802,801	$1,697,632

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt (Note O)	$22,445	$34,274
Accounts payable	148,642	105,901
Salaries and wages	19,312	20,939
Other liabilities and accrued items	45,445	47,523
Income taxes (Notes A and H)	5,054	4,906
Unearned revenue (Note D)	12,685	13,191
Total current liabilities	253,583	226,734
Other long-term liabilities	12,556	12,013
Operating lease liabilities (Note M)	60,568	62,626
Finance lease liabilities (Note M)	13,384	12,404
Retirement and post-employment benefits (Note P)	23,931	26,411
Unearned income (Notes A and L)	55,862	75,769
Long-term income taxes (Notes A and H)	532	1,818
Deferred income taxes (Notes A and H)	2,760	3,242
Long-term debt (Note O)	436,348	407,734
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 for both 2025 and 2024)	351,901	336,136
Retained earnings	912,361	849,111
Common stock in treasury (6,413 shares for 2025 and 6,384 shares for 2024)	(277,473)	(261,880)
Accumulated other comprehensive loss (Note Q)	(50,581)	(61,046)
Other equity	7,069	6,560
Total shareholders’ equity	943,277	868,881
Total Liabilities and Shareholders’ Equity	$1,802,801	$1,697,632

The accompanying notes are an integral part of the consolidated financial statements.

Materion Corporation and Subsidiaries
Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders' Equity
(Thousands)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock In Treasury	Accumulated Other Comprehensive Income (Loss)	Other Equity	Total
Balance at December 31, 2022	20,543	6,605	$288,100	$769,418	$(220,864)	$(41,909)	$5,245	$799,990
Net income	—	—	—	95,702	—	—	—	95,702
Other comprehensive income	—	—	—	—	—	(5,039)	—	(5,039)
Cash dividends declared ($0.515 per share)	—	—	—	(10,621)	—	—	—	(10,621)
Stock-based compensation activity	150	(150)	21,289	(165)	(11,032)	—	—	10,092
Payments for withholding taxes for stock-based compensation awards	(49)	49	—	—	(5,234)	—	—	(5,234)
Directors’ deferred compensation	2	(2)	103	—	(616)	—	676	163
Balance at December 31, 2023	20,646	6,502	$309,492	$854,334	$(237,746)	$(46,948)	$5,921	$885,053
Net income	—	—	—	5,888	—	—	—	5,888
Other comprehensive income	—	—	—	—	—	(14,098)	—	(14,098)
Cash dividends declared ($0.535 per share)	—	—	—	(11,087)	—	—	—	(11,087)
Stock-based compensation activity	175	(175)	26,519	(24)	(15,935)	—	—	10,560
Payments for withholding taxes for stock-based compensation awards	(59)	59	—	—	(7,610)	—	—	(7,610)
Directors’ deferred compensation	2	(2)	125	—	(589)	—	639	175
Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881
Net income	—	—		74,823	—	—	—	74,823
Other comprehensive income	—	—		—	—	10,465	—	10,465
Cash dividends declared ($0.555 per share)	—	—		(11,510)	—	—	—	(11,510)
Stock-based compensation activity	99	(99)	15,665	(63)	(4,677)	—	—	10,925
Repurchase of common stock	(100)	100			(7,843)			(7,843)
Payments for withholding taxes for stock-based compensation awards	(29)	29	—	—	(2,642)	—	—	(2,642)
Directors’ deferred compensation	1	(1)	100	—	(431)	—	509	178
Balance at December 31, 2025	20,735	6,413	$351,901	$912,361	$(277,473)	$(50,581)	$7,069	$943,277

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
Consolidation:  The Consolidated Financial Statements include the accounts of Materion Corporation and its subsidiaries. All of the Company’s subsidiaries were wholly owned as of December 31, 2025. Intercompany accounts and transactions are eliminated in consolidation.
Cash Equivalents:  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.
Accounts Receivable:  An allowance for doubtful accounts is maintained for the expected losses resulting from the inability of customers to pay amounts due. The Company considers the current market conditions and credit losses related to the Company's trade receivables based on the macroeconomic environment, geographic considerations, and other expected market trends. Additionally, the allowance is based upon identified delinquent accounts, customer payment patterns, and other analyses of historical data and trends. Accounts receivable were net of an allowance for credit losses of $0.8 million at December 31, 2025 and December 31, 2024. The change in the allowance for credit losses includes expense and net write-offs, neither of which were material in 2025 or 2024. The Company extends credit to customers based upon their financial condition, and collateral is not generally required.
During 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company sold a total of $59.4 million of receivables in 2025. The Company recorded a loss on sale of $0.6 million for 2025. The Company sold $48.9 million of receivables in 2024 and recorded a loss on sale of $0.7 million. Total receivables sold under this program amount to $108.3 million.
Inventories: Inventories are stated at net realizable value. The associated inventory reserve was $0.2 million and $0.1 million at December 31, 2025 and 2024, respectively. All of the Company's inventories, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the first-in, first-out (FIFO) method as of December 31, 2025 and 2024, except for its bertrandite ore mine which values inventory using a weighted average cost method.

Property, Plant, and Equipment:  Property, plant, and equipment is stated on the basis of cost. Depreciation is computed -principally by the straight-line method. The depreciable lives that are used in computing the annual provision for depreciation by class of asset are primarily as follows:

Years
Land improvements	10 to 20
Buildings	20 to 40
Leasehold improvements	Life of lease
Machinery and equipment	3 to 30
Furniture and fixtures	4 to 10
Automobiles and trucks	3 to 8
Research equipment	3 to 10
Computer hardware	3 to 10
Computer software	3 to 10
An asset acquired under a finance lease will be recorded at the lesser of the present value of the projected lease payments or the fair value of the asset and will be depreciated in accordance with the above schedule. Leasehold improvements will be depreciated over the life of the improvement if it is shorter than the life of the lease. Repair and maintenance costs are expensed as incurred.
On October 20, 2024, the Company entered into an agreement to sell the assets of the large area target manufacturing operations at the Company’s Albuquerque facility (“Target assets”) as a part of its portfolio management strategy. The transaction subsequently closed on October 25, 2024. In addition, the Company completed the wind down of its refinery operations at the Albuquerque facility. This resulted in a loss on asset disposal of $6.4 million, which was recorded in the fourth quarter of 2024. The target assets were a part of the Electronic Materials segment.
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
Mine development costs at our open pit surface mines include drilling, infrastructure, other related costs to delineate an ore body and the removal of overburden to initially expose an ore body. When costs are incurred before mineralization is classified as proven and probable reserves are expensed. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.
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

During the fourth quarter of fiscal 2024, the Company's annual goodwill impairment test indicated the carrying value of the Precision Optics reporting unit exceeded its estimated fair value as of the measurement date of October 1, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $56.1 million, which was recorded in "Goodwill Impairment" in the accompanying Consolidated Statements of Income in the Precision Optics segment. As previously disclosed, on September 25, 2024, the Company announced the appointment of a new President of its Precision Optics reporting unit. As a part of the transition into this role, the new President undertook an extensive review of the business and its short-term and long-term strategic initiatives, concurrent with the Company’s annual strategic planning process. These changes combined with current operating results resulted in adjustments to the forecast for the Precision Optics reporting unit based on more conservative views of business with key strategic partners. There were no goodwill impairments recorded during fiscal 2025.
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
Given the continued losses at the Company’s Malaysia facility and the change in leadership in the Precision Optics segment as discussed above, the Company determined that there were indicators of impairment in the fourth quarter of 2024. Accordingly, the Company performed a recoverability analysis that indicated the Malaysia asset group was not recoverable. The Company estimated the fair value of the asset group using the discounted cash flow method (income approach) and compared the estimated fair value to the current carrying value. As a result of this analysis, the Company fully impaired $10.1 million of its customer-related intangible asset and recorded a partial impairment of $7.0 million related to the facility’s property plant and equipment. These long-lived asset impairments are presented within the "Long-lived Asset Impairment" line item within the accompanying Consolidated Statements of Income in the Precision Optics segment. There were no long-lived asset impairments recorded during fiscal 2025.
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
Asset Retirement Obligation:  The Company records a liability to recognize the legal obligation to remove an asset at the time the asset is acquired or when the legal liability arises. The liability is recorded for the present value of the ultimate obligation by discounting the estimated future cash flows using a credit-adjusted risk-free interest rate. The liability is accreted over time, with the accretion charged to expense within Other-net. An asset equal to the fair value of the liability is recorded concurrent with the liability and depreciated over the life of the underlying asset.
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
Also included in Unearned Income as of December 31, 2025 and 2024, are $47.5 million and $60.9 million, respectively, of customer prepayments. See Note L for additional discussion.
Unearned revenue: The Company records cash consideration from customers in advance of the shipment of the goods, which is a liability on our Consolidated Balance Sheets. This contract liability is subsequently reversed and the revenue, cost of sales, and gross margin are recorded when the Company has transferred control of the product to the customer. The related inventory also remains on our balance sheet until these revenue recognition criteria are met. Advanced billings are typically made in association with products with long manufacturing times and/or products paid relating to contracts with the government. Billings in advance of the shipments allow us to collect cash earlier than billing at the time of the shipment and, therefore, the collected cash can be used to reduce our investment in working capital.

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
Capitalized Interest: Interest expense associated with active capital asset construction is capitalized and amortized over the future useful lives of the related assets.
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
New Pronouncements Adopted:  In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU updates current income tax disclosure requirements to require disclosures of specific categories of information within the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted the new guidance on a prospective basis and has included the additional required disclosures in Note H.
New Accounting Guidance Issued and Not Yet Adopted: In November 2024, the FASB issued a final ASU to require disaggregated disclosure of income statement expenses. This new standard requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This guidance is effective for annual periods beginning in the Company’s fiscal year 2027 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-internal-use software (Subtopic 350-40): Targeted Improvements to the Accounting for internal-use software. The amendments in the ASU make targeted improvements to Subtopic 350-40, Intangibles-Goodwill and Other-internal-use software to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes comprehensive U.S. GAAP guidance for the recognition, measurement, and presentation of government grants received by business entities. The amendments incorporate principles similar to those in IAS 20 and are intended to reduce diversity in practice by providing a consistent framework for accounting for monetary and tangible nonmonetary government grants. The ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-scope improvements. The amendments clarify the scope, form, and content of interim financial statement disclosures and improve the navigability of Topic 270 without changing existing interim reporting requirements. The Company is currently evaluating the impact that the adoption of the ASU will have on its condensed consolidated financial statements and related disclosures. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its interim financial reporting and related disclosures.

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
The total purchase price was approximately $19.5 million, which was paid in cash on the date of acquisition. The acquisition and related fees and expenses were funded through available cash and borrowings under the Company's revolving credit facility. Acquisition-related transaction and integration costs totaled $1.8 million in 2025. These costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income.
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
The total purchase price was allocated to identifiable assets and liabilities based upon the preliminary estimates of fair value at the date of the acquisition, which primarily included property, plant and equipment, and a developed technology intangible asset of $2.1 million. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill and approximated $14.9 million. The goodwill is deductible for Korean tax purposes. The fair value of the acquired intangible asset is determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. These assumptions are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. We expect to finalize these amounts as soon as possible, but no later than the end of the third quarter of 2026.
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
The primary measure used by the CODM in evaluating segment performance is EBITDA. The table below presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$675,871	$1,009,965	$100,714	$—	$1,786,550

Less:
Cost of sales	516,892	888,713	72,085	234	1,477,924
Selling, general and administrative expense	54,551	42,083	18,998	27,425	143,057
Other segment items (2)	17,407	25,595	11,306	(972)	53,336
Plus:
Segment depreciation, depletion and amortization	40,142	17,563	9,373	1,996	69,074
Segment EBITDA	$127,163	$71,137	$7,698	$(24,691)	$181,307
Income tax expense					6,718
Interest expense - net					30,692
Depreciation, depletion and amortization					69,074
Net Income					$74,823

	Year Ended December 31, 2024
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$744,503	$845,746	$94,490	$—	$1,684,739

Less:
Cost of sales	541,346	746,187	71,199	22	1,358,754
Selling, general and administrative expense	57,368	40,623	20,662	26,935	145,588
Goodwill impairment	—	—	56,067	—	56,067
Long-lived asset impairment	—	—	17,134	—	17,134
Loss on asset disposal	—	6,412	—	—	6,412
Other segment items (2)	14,192	23,125	13,742	59	51,118
Plus:
Segment depreciation, depletion and amortization	37,679	18,044	11,017	1,936	68,676
Segment EBITDA	$169,276	$47,443	$(73,297)	$(25,080)	$118,342
Income tax expense					9,014
Interest expense - net					34,764
Depreciation, depletion and amortization					68,676
Net Income					$5,888

	Year Ended December 31, 2023
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$755,547	$805,751	$103,889	$—	$1,665,187

Less:
Cost of sales	539,007	705,301	71,804	33	1,316,145
Selling, general and administrative expense	59,624	45,346	20,510	32,431	157,911
Other segment items (2)	13,592	26,397	12,999	(1,011)	51,977
Plus:
Segment depreciation, depletion and amortization	31,147	17,040	11,284	2,173	61,644
Segment EBITDA	$174,471	$45,747	$9,860	$(29,280)	$200,798
Income tax expense					12,129
Interest expense - net					31,323
Depreciation, depletion and amortization					61,644
Net Income					$95,702
(1) Excludes inter-segment sales of $8.7 million, $5.9 million and $9.2 million for Electronic Materials for 2025, 2024 and 2023, respectively. Inter-segment sales for Performance Materials were less than $0.1 million in 2025, 2024 and 2023. Inter-segment sales are eliminated in consolidation.
(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note F
•Non-operating expenses primarily related to pension costs

Other geographic information includes the following:

(Thousands)	2025	2024	2023
Net sales
United States	$579,164	$720,449	$815,408
Asia	576,517	508,332	406,123
Europe	570,584	431,315	422,018
All other	60,285	24,643	21,638
Total	$1,786,550	$1,684,739	$1,665,187
Property, plant, and equipment, net by country deployed
United States	$465,604	$444,751	$435,296
All other	69,854	66,054	79,387
Total	$535,458	$510,805	$514,683

International sales include sales from international operations and direct exports from our U.S. operations. No individual country, other than the United States, accounted for 10% or more of the Company’s net sales for the years presented.
In fiscal 2025, no customers accounted for more than 10 percent of our net sales. In fiscal 2024 and 2023, one customer in our Performance Materials segment accounted for approximately ten percent of our net sales.

No individual country other than the United States accounted for 10% or more of the Company's net property, plant and equipment as of December 31, 2025 or December 31, 2024.
The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and, as such the Company has not included assets for each reportable segment.

The following table disaggregates revenue for each segment by end market for 2025, 2024 and 2023:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
2025
End Market
Semiconductor	$10,964	$852,790	$3,893	$—	$867,647
Industrial	127,724	38,397	26,201	—	192,322
Aerospace and Defense	174,783	8,535	30,502	—	213,820
Consumer Electronics	150,275	4,489	14,090	—	168,854
Automotive	66,740	4,075	6,146	—	76,961
Energy	56,147	67,578	—	—	123,725
Life Sciences	9,405	18,523	18,855	—	46,783
Other	79,833	15,578	1,027	—	96,438
Total	$675,871	$1,009,965	$100,714	$—	$1,786,550

2024
End Market
Semiconductor	$8,342	$705,625	$2,794	$—	$716,761
Industrial	127,743	33,521	25,439	—	186,703
Aerospace and Defense	192,074	5,240	22,643	—	219,957
Consumer Electronics	227,595	397	14,635	—	242,627
Automotive	71,471	6,668	6,740	—	84,879
Energy	41,649	68,830	—	—	110,479
Life Sciences	10,243	17,937	21,886	—	50,066
Other	65,386	7,528	353	—	73,267
Total	$744,503	$845,746	$94,490	$—	$1,684,739

2023
End Market
Semiconductor	$13,734	$645,113	$2,529	$—	$661,376
Industrial	147,321	33,915	29,277	—	210,513
Aerospace and Defense	144,708	6,198	25,039	—	175,945
Consumer Electronics	220,898	944	15,296	—	237,138
Automotive	85,178	6,653	9,189	—	101,020
Energy	49,055	91,140	—	—	140,195
Life Sciences	8,798	15,265	22,199	—	46,262
Other	85,855	6,523	360	—	92,738
Total	$755,547	$805,751	$103,889	$—	$1,665,187

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
Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at December 31, 2025. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. After considering the practical expedient, at December 31, 2025, 2024 and 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21.9 million, $39.3 million and $54.2 million, respectively.
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
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	December 31, 2025	December 31, 2024	$ change	% change
Accounts receivable, trade	$223,763	$194,562	$29,201	15%
Unbilled receivables	46,548	34,950	11,598	33%
Unearned revenue	12,685	13,191	(506)	(4)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred relating to our receivables were immaterial during 2025 and 2024.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.
Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $10.4 million of the December 31, 2024 unearned amounts as revenue during 2025. The Company recognized approximately $11.3 million of the December 31, 2023 unearned amounts as revenue during 2024.
As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Restructuring
Summary of Restructuring Plans. In fiscal years 2025, 2024, and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and current operating performance. These actions impacted all three of our business segments as well as Corporate. The restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses.
Fiscal Year 2025 Plan
In 2025, the Company continued to implement restructuring actions, primarily in our Precision Optics, Electronic Materials, Performance Materials and Other segments. In connection with these actions, we recorded restructuring expenses of $3.2 million, all of which were associated with workforce reduction, including severance and other personnel-related costs. These actions were substantially completed as of December 31, 2025.
Fiscal Year 2024 Plan
The 2024 Plan was designed to further reduce costs and expenses in response to current macroeconomic conditions and to right size the cost structure within our business segments as well as eliminate excess corporate costs. In connection with this Plan, the Company recorded restructuring expenses of $6.8 million in fiscal year 2024. Of these charges, $6.7 million were associated with workforce reduction, including severance and other personnel-related costs. While the majority of the workforce reduction was completed in fiscal year 2024, the Company completed the remaining restructuring activities in fiscal year 2025.
Fiscal Year 2023 Plan
In the fourth quarter of fiscal year 2023, the Company initiated a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The plan primarily related to a reduction in force across the three business segments. Of the $3.8 million in charges, $3.4 million related to workforce reduction actions.
The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2023, December 31, 2024, and December 31, 2025 were as follows:

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2022	$—	$—	$—	$—	$—
Additional Charges	375	2,199	745	76	$3,395
Cash Payments	(373)	(1,811)	(745)	(76)	$(3,005)
Balance at December 31, 2023	$2	$388	$—	$—	$390
Additional Charges	1,549	2,034	1,258	1,905	6,746
Cash Payments	(1,495)	(2,129)	(1,198)	(1,497)	(6,319)
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	481	1,067	1,576	31	3,155
Cash Payments	(537)	(1,277)	(1,577)	(430)	(3,821)
Balance at December 31, 2025	$—	$83	$59	$9	$151

Note F — Other-net
Other-net is summarized for 2025, 2024, and 2023 as follows:

	(Income) Expense
(Thousands)	2025	2024	2023
Metal consignment fees	$13,678	$7,865	$10,596
Amortization of intangible assets	11,013	12,134	12,876
Foreign currency loss (gain)	301	(26)	218
Other items	1,685	(2,288)	(367)
Total other-net	$26,677	$17,685	$23,323
Note G — Interest Expense-net
The following chart summarizes the interest incurred, capitalized, and paid in 2025, 2024, and 2023:

(Thousands)	2025	2024	2023
Interest incurred, net	$31,738	$37,751	$34,366
Less: Capitalized interest	1,046	2,987	3,043
Total net expense	$30,692	$34,764	$31,323
Interest paid	$29,552	$35,922	$32,044
Amortization of deferred financing costs within interest expense was $1.9 million in 2025 and $1.7 million in 2024, and 2023.

Note H — Income Taxes

Income (loss) before income taxes and income tax expense (benefit) are comprised of the following:

(Thousands)	2025	2024	2023
Income (loss) before income taxes:
Domestic	$63,872	$75,963	$94,589
Foreign	17,669	(61,061)	13,242
Total income (loss) before income taxes	$81,541	$14,902	$107,831
Income tax expense:
Current income tax expense (benefit):
Domestic	$7,667	$19,258	$12,962
Foreign	4,154	6,354	6,172
Total current	$11,821	$25,612	$19,134
Deferred income tax (benefit) expense:
Domestic	$(3,968)	$(14,107)	$(4,926)
Foreign	(1,135)	(2,491)	(2,079)
Total deferred	$(5,103)	$(16,598)	$(7,005)
Total income tax expense (benefit)	$6,718	$9,014	$12,129

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount and rate to our actual global effective income tax amount and rate for the year ended December 31, 2025:

	2025
	Amount	Percent
U.S. federal statutory rate	$17,124	21.0%
State and local income taxes, net of federal tax effect[1]	240	0.3
Foreign tax effects
China
Changes in valuation allowance	(1,009)	(1.2)
Other	(256)	(0.3)
Germany
Trade tax	1,081	1.3
Other	(285)	(0.3)
Other foreign jurisdictions	(225)	(0.3)
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Foreign derived intangible income deduction	(1,938)	(2.4)
Other	736	0.9
Tax credits
Research and development tax credits	(1,337)	(1.6)
Other credits	(17)	—
Changes in valuation allowances	—	—
Nontaxable or nondeductible items
Depletion	(3,870)	(4.8)
Impact of nonrefundable credits	(3,055)	(3.7)
Other	1,380	1.7
Changes in unrecognized tax benefits	(1,133)	(1.4)
Other adjustment
Other	(718)	(1.0)
Effective tax rate	6,718	8.2%
1 The state that contributes to the majority of the tax effect in this category is California.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and December 31, 2023.

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal tax effect	6.3	0.7
Effect of excess of percentage depletion over cost depletion	(26.6)	(3.4)
Foreign derived intangible income deduction	(35.3)	(8.6)
Research and development tax credit	(5.6)	(0.8)
Impact of foreign operations	(4.8)	(0.4)
Adjustment to unrecognized tax benefits	5.4	2.7
Equity compensation	(13.0)	(1.8)
Non-deductible officers' compensation	14.7	2.0
Valuation allowance	19.7	0.8
Impact of refundable credits	(17.5)	(1.6)
Goodwill impairment	97.1	—
Other items	(0.9)	0.7
Effective tax rate	60.5%	11.3%

The Company’s income tax expense was $6.7 million, $9.0 million and $12.1 million and the Company’s effective tax rate was 8.2%, 60.5% and 11.3% for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. In 2025, the effective tax rate is lower than the U.S. statutory tax rate primarily due to percentage depletion, nontaxable credits and the foreign-derived intangible income deduction. In 2024, the effective tax rate is higher than the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill in the Precision Optics reporting unit. In 2023, the effective tax rate is lower than the U.S. statutory tax rate primarily due to a foreign-derived intangible income deduction optimization project completed, percentage depletion and excess tax benefits for stock compensation.

Deferred tax assets and (liabilities) are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and (liabilities) recorded in the Consolidated Balance Sheets consist of the following:

	December 31,
(Thousands)	2025	2024
Asset (liability)
Post-employment benefits other than pensions	$848	$1,339
Other reserves	686	1,812
Deferred compensation	4,703	4,626
Environmental reserves	988	1,418
Inventory	8,712	8,191
Research expenditures	17,247	14,182
Revenue recognition	21,643	19,937
Lease liabilities	11,935	13,637
Interest expense carryforward	7,154	11,668
Pensions	1,082	1,762
Accrued compensation expense	1,736	2,144
Net operating loss, capital loss and credit carryforwards	11,459	10,822
Subtotal	88,193	91,538
Valuation allowance	(7,227)	(8,892)
Total deferred tax assets	80,966	82,646
Depreciation	(41,089)	(43,390)
Lease assets	(11,194)	(12,877)
Amortization	(23,467)	(25,220)
Unrealized gains	(249)	(1,437)
Total deferred tax liabilities	(75,999)	(82,924)
Net deferred tax assets/(liabilities)	$4,967	$(278)

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

In evaluating the realizability of deferred tax assets, management considers all available positive and negative evidence each reporting period. During the fourth quarter of 2025, a China entity achieved three-year cumulative profitability. Management concluded that this objective evidence supports the future realization of the related deferred tax assets and released a $1.0 million valuation allowance, resulting in a corresponding income tax benefit. Additionally, during the fourth quarter of 2025, $1.6 million of U.S. capital loss carryforwards expired. The Company reversed the associated deferred tax asset and offsetting valuation allowance, resulting in no impact to the effective tax rate or income tax expense.

At December 31, 2025, for income tax purposes, the Company had foreign net operating loss carryforwards of $39.4 million that do not expire, and $20.2 million that expire in calendar years 2027 through 2040. The Company had state net operating loss carryforwards of $14.0 million that expire in calendar years 2026 through 2041 and state tax credits of $4.5 million that expire in calendar years 2026 through 2040. A valuation allowance of $7.2 million has been provided against certain foreign net operating loss carryforwards, state net operating losses, and state tax credits due to uncertainty of their realization.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations for years before 2019, state and local examinations for years before 2021, and foreign examinations for tax years before 2020.

We operate under a tax holiday in Malaysia, which is effective through July 31, 2027. The tax holiday is conditional upon our meeting certain employment, sales, and investment thresholds. The Company did not have a tax benefit from the tax holiday in 2025.

A reconciliation of the Company’s unrecognized tax benefits for the year-to-date periods ended December 31, 2025 and 2024 is as follows:

(Thousands)	2025	2024
Balance at January 1	$4,320	$3,763
Additions to tax provisions related to the current year	17	292
Additions to tax positions related to prior years	394	535
Reduction to tax positions related to prior years	(237)	(165)
Lapses on statutes of limitations	(1,022)	(105)
Balance at December 31	$3,472	$4,320
Included in the balance of unrecognized tax benefits, including interest and penalties, as of December 31, 2025 and December 31, 2024 are $3.5 million and $4.3 million, respectively, of tax benefits that would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets. The amount of interest and penalties, net of the related tax benefit, recognized in earnings was immaterial during 2025, 2024, and 2023. As of December 31, 2025 and 2024, accrued interest and penalties, net of the related tax benefit, were immaterial.

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended (In Millions)	2025
Federal Taxes	$1,400
State Taxes:
California	520
Minnesota	386
Other state jurisdictions	427
Foreign Taxes:
Germany	1,704
Singapore	828
Japan	660
Taiwan	508
Netherlands	361
Other foreign jurisdictions	204
Total cash taxes paid	$6,998

Income taxes paid during the years ended December 31, 2024 and December 31, 2023 were approximately $11.5 million and $7.5 million, respectively.

As of December 31, 2025, the Company has not provided for deferred taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to estimate the amount of income and withholding taxes that might be payable if these earnings were remitted.

One Big Beautiful Bill

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes a broad range of tax provisions affecting businesses including extending permanently, with modification, certain business and international tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 and accelerating the phase-out of certain Inflation Reduction Act tax incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future years. The Company recognized the income tax effects of the OBBBA in 2025. The most significant impact in 2025 is the Company’s ability to utilize additional interest expense carryforward under the new interest limitation provisions of the OBBBA.

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

Pillar Two

The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax rate, commonly referred to as Pillar Two. Numerous foreign countries have enacted legislation to implement the Pillar Two rules or are expected to enact similar legislation. Pillar Two legislation enacted in jurisdictions the Company operates in did not have a material impact on its effective tax rate or consolidated results of operations, financial position, or cash flows in 2025. We will continue to evaluate the impact of Pillar Two legislation on future reporting periods.
Note I — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS:

(Thousands except per share amounts)	2025	2024	2023
Numerator for basic and diluted EPS:
Net income	$74,823	$5,888	$95,702
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,755	20,732	20,619
Effect of dilutive securities:
Stock appreciation rights	47	78	85
Restricted stock units	55	58	92
Performance-based restricted stock units	55	60	115
Diluted potential common shares	157	196	292
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	20,912	20,928	20,911
Basic EPS	$3.61	$0.28	$4.64
Diluted EPS	$3.58	$0.28	$4.58
Equity awards covering shares of common stock totaling 148,174 in 2025, 107,370 in 2024, and 39,473 in 2023 were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

Note J — Inventories, net
Inventories in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(Thousands)	2025	2024
Raw materials and supplies	$108,040	$100,208
Work in process	298,695	278,065
Finished goods	54,496	63,026
Inventories, net	$461,231	$441,299
Inventory balances are presented net of an excess and obsolete reserve totaling $32.3 million and $19.7 million at December 31, 2025 and December 31, 2024, respectively.
The Company maintains the majority of the precious metals and copper used in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper was $526.2 million as of December 31, 2025 versus $381.6 million as of December 31, 2024.
The Company takes and records the results of a physical inventory count of its precious metals on a periodic basis. The Company's precious metal operations include a refinery that processes precious metal-containing scrap and other materials from its customers, as well as its own internally generated scrap. The Company also outsources portions of its refining requirements to other vendors, particularly those materials with longer processing times. The precious metal content within these various refine streams may be in solutions, sludges, and other non-homogeneous forms and can vary over time based upon the input materials, yield rates, and other process parameters. The determination of the weight of the precious metal content within the refine streams as part of a physical inventory count requires the use of estimates and calculations based upon assumed recovery percentages developed from actual historical data and other analyses, the total estimated volumes of solutions and other materials within the refinery, and other factors. The resulting calculated weight of the precious metals in the Company's refine operations may differ, in either direction, from what its records indicate that the Company should have on hand, which would then result in an adjustment to its pre-tax income in the period when the physical inventory was taken, and the related estimates were made.
Note K — Property, Plant, and Equipment
Property, plant, and equipment on the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2025	2024
Land	$26,095	$26,566
Buildings	241,310	237,820
Machinery and equipment	912,305	832,932
Software	46,759	46,268
Construction in progress	94,393	123,625
Allowances for depreciation	(822,610)	(782,244)
Subtotal	498,252	484,967
Finance leases	34,117	31,292
Allowances for depreciation	(12,422)	(10,036)
Subtotal	21,695	21,256
Mineral resources	4,979	4,979
Mine development	16,745	12,104
Allowances for amortization and depletion	(6,213)	(12,501)
Subtotal	15,511	4,582
Property, plant, and equipment — net	$535,458	$510,805
The Company received $63.5 million from the U.S. Department of Defense (DoD), in previous periods, for reimbursement of the DoD's share of the cost of equipment. This amount was recorded in property, plant, and equipment and the reimbursements are reflected in Unearned income on the Consolidated Balance Sheets. The equipment was placed in service during 2012, and its full cost is being depreciated in accordance with Company policy. The unearned income liability is being reduced ratably with the depreciation expense recorded over the life of the equipment. Unearned income was reduced by $4.5 million in 2025, and $4.4 million in both 2024 and 2023, and credited to cost of sales in the Consolidated Statements of Income, offsetting the impact of the depreciation expense on the associated equipment on the Company's cost of sales and gross margin. The unamortized unearned income balance was $1.8 million and $6.3 million at December 31, 2025 and December 31, 2024, respectively.
We recorded depreciation and depletion expense of $45.2 million in 2025, $45.1 million in 2024, and $41.6 million in 2023. Depreciation, depletion, and amortization as shown on the Consolidated Statement of Cash Flows is net of the reduction in the unearned income liability in 2025, 2024, and 2023.
As of December 31, 2025 and December 31, 2024, capital expenditures in accounts payable were $5.4 million and $3.0 million, respectively.
Note L — Customer Prepayments
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
As of December 31, 2025 and 2024, $47.5 million and $60.9 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheet. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of December 31, 2025 and 2024, $2.4 million and $4.3 million, respectively, of prepayments are classified as Unearned revenue.
Note M — Leasing Arrangements
The Company leases warehouse and manufacturing real estate, and manufacturing and computer equipment under operating leases with lease terms ranging up to 25 years. Several operating lease agreements contain options to extend the lease term and/or options for early termination. The lease term consists of the non-cancelable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of December 31, 2025, we had no material leases that had yet to commence.
The discount rate implicit within the leases is generally not determinable, and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for leases is determined based on the lease term over which lease payments are made, adjusted for the impact of collateral.
The components of operating and finance lease cost for 2025 and 2024 were as follows:

(Thousands)	2025	2024
Components of lease expense
Operating lease cost	$15,173	$14,588

Finance lease cost
Amortization of right-of-use assets	1,253	1,162
Interest on lease liabilities	742	685
Total lease cost	$17,168	$16,435

The Company straight-lines its expense of fixed payments for operating leases over the lease term and expenses the variable lease payments in the period incurred. These variable lease payments are not included in the calculation of right-of-use assets or lease liabilities.

Supplemental balance sheet information related to the Company's operating and finance leases as of December 31, 2025 and 2024 is as follows:

(Thousands, except lease term and discount rate)	2025	2024
Supplemental balance sheet information

Operating Leases
Operating lease right-of-use assets	$62,036	$64,449
Other liabilities and accrued items	6,961	7,249
Operating lease liabilities	60,568	62,626

Finance Leases
Property, plant, and equipment	$34,117	$31,292
Allowances for depreciation, depletion, and amortization	(12,422)	(10,036)
Finance lease assets, net	$21,695	$21,256
Other liabilities and accrued items	$622	$552
Finance lease liabilities	13,384	12,404
Total principal payable on finance leases	$14,006	$12,956

Weighted Average Remaining Lease Term
Operating leases	11.16	11.83
Finance leases	16.73	17.54

Weighted Average Discount Rate
Operating leases	6.38%	6.34%
Finance leases	5.31%	5.25%

Future maturities of the Company's lease liabilities as of December 31, 2025 are as follows:

	Finance	Operating
(Thousands)	Leases	Leases
2026	1,336	11,015
2027	1,336	9,002
2028	1,288	8,884
2029	1,222	8,123
2030	1,222	7,742
2031 and thereafter	14,661	49,957
Total lease payments	21,065	94,723
Less amount of lease payment representing interest	7,059	27,194
Total present value of lease payments	$14,006	$67,529
Supplemental cash flow information related to leases was as follows:

(Thousands)	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,711	$19,842
Operating cash flows from finance leases	742	685
Financing cash flows from finance leases	604	683

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,942	20,740
Finance leases	—	—

Note N — Intangible Assets and Goodwill
Intangible Assets
The cost and accumulated amortization of intangible assets subject to amortization as of December 31, 2025 and 2024, is as follows:

	2025			2024
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$98,141	$(41,435)	$56,706	$97,428	$(37,960)	$59,468
Technology	46,200	(20,186)	26,014	43,588	(16,415)	$27,173
Licenses and other	36,785	(17,231)	19,554	36,234	(15,182)	$21,052
Total	$181,126	$(78,852)	$102,274	$177,250	$(69,557)	$107,693
Amortization expense for 2025, 2024, and 2023 was $11.0 million, $12.1 million, and $12.9 million, respectively. Intangible assets also includes deferred costs relating to the Company's revolving credit and consignments lines of $3.6 million and $1.6 million at December 31, 2025 and 2024, respectively.
Estimated amortization expense for each of the five succeeding years is as follows:

Amortization
(Thousands)	Expense
2026	10,135
2027	10,033
2028	10,033
2029	10,033
2030	10,033
Goodwill
The balance of goodwill at December 31, 2025 and 2024 was $280.7 million and $263.7 million, respectively.

A summary of changes in goodwill by reportable segment is as follows:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Total
Balance at December 31, 2023	$26,157	$206,673	$88,043	$320,873
Acquisition	—	—	—	—
Impairment charge	—	—	(56,067)	(56,067)
Currency translation and other	—	(373)	(695)	(1,068)
Balance at December 31, 2024	$26,157	$206,300	$31,281	$263,738
Acquisition	—	14,893	—	14,893
Impairment charge	—	—	—	—
Currency translation and other	—	237	1,789	2,026
Balance at December 31, 2025	$26,157	$221,430	$33,070	$280,657
Due to historical results combined with the partial impairment charge recognized in 2024 within the Precision Optics reporting unit, the Company elected to perform a quantitative annual impairment assessment for the Precision Optics reporting unit's goodwill as of October 1, 2025 and a qualitative impairment test for the Performance Materials and Electronic Materials reporting units.
As discussed in Note A, the Company's annual goodwill impairment test indicated the carrying value of the Precision Optics reporting unit exceeded its estimated fair value as of the measurement date of October 1, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $56.1 million which was recorded in "Goodwill Impairment" in the accompanying Consolidated Statements of Income in the Precision Optics segment. Based on the testing performed for the Precision Optics reporting unit as of October 1, 2025, the Company determined that the estimated fair value exceeded its carrying value; therefore no impairment charge was necessary.
Management believes the future sales growth and EBITDA margins in the long range plan, and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or recognize charges in future periods. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.
The Company's accumulated goodwill impairment losses were $76.7 million as of December 31, 2025 and 2024. Accumulated impairment losses were from the closure of the LAC reporting unit which was closed as of December 31, 2020 and the Precision Optics charge taken in the fourth quarter of 2024.
Note O — Debt
Long-term debt in the Consolidated Balance Sheets is summarized as follows:

	December 31,
(Thousands)	2025	2024
Borrowings under Credit Agreement with average interest rate of 5.26% at December 31, 2025 and 6.27% at December 31, 2024	$221,125	$198,875
Borrowings under the Term Loan Facility	222,188	240,000
Overdraft Sweep Facility	15,659	123
Foreign debt	1,670	4,901
Total long-term debt outstanding	460,642	443,899
Current portion of long-term debt	(22,445)	(34,274)
Gross long-term debt	$438,197	$409,625
Unamortized deferred financing fees	(1,849)	(1,891)
Long-term debt	$436,348	$407,734

Maturities on long-term debt instruments as of December 31, 2025 are as follows:

(Thousands)
2026	22,445
2027	8,664
2028	11,476
2029	11,307
2030	406,750
2031 and thereafter	—
Total	$460,642

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
The Credit Agreement allows the Company to borrow money at a premium over SOFR, following the January 2023 amendment, or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions available under the agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of December 31, 2025 and December 31, 2024. Cash on hand up to $35 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement. At December 31, 2025 and 2024, there was $443.3 million and $438.9 million outstanding under the Credit Agreement, respectively.
At December 31, 2025 and December 31, 2024, there was $5.2 million and $7.1 million letters of credit outstanding against the credit sub-facility, respectively. The Company pays a variable commitment fee that may reset quarterly (0.200% as of December 31, 2025) on the available and unborrowed amounts under the revolving credit line.
The available borrowings under the individual existing credit lines totaled $223.7 million as of December 31, 2025.

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

	Pension Benefits		Other Benefits
(Thousands)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$176,718	$181,588	$4,666	$4,900
Service cost	1,209	1,077	4	50
Interest cost	7,686	7,631	152	234
Net pension curtailments and settlements	(4,447)	—	—	—
Actuarial (gain) loss	1,303	(3,976)	62	(113)
Benefit payments	(7,365)	(6,678)	(337)	(405)
Plan amendments	—	—	(1,555)	—
Foreign currency exchange rate changes and other	7,054	(2,924)	—	—
Benefit obligation at end of year	182,158	176,718	2,992	4,666
Change in plan assets
Fair value of plan assets at beginning of year	161,808	169,679	—	—
Plan settlements	(3,318)	—	—	—
Actual return on plan assets	11,447	(914)	—	—
Employer contributions	719	697	—	—
Employee contributions	769	750	—	—
Benefit payments from fund	(7,440)	(6,724)	—	—
Foreign currency exchange rate changes and other	4,278	(1,680)	—	—
Fair value of plan assets at end of year	168,263	161,808	—	—
Funded status at end of year	$(13,895)	$(14,910)	$(2,992)	$(4,666)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$7,365	$7,258	$—	$—
Other liabilities and accrued items	(617)	(554)	(434)	(575)
Retirement and post-employment benefits	(20,643)	(21,614)	(2,558)	(4,091)
Net amount recognized	$(13,895)	$(14,910)	$(2,992)	$(4,666)

The following amounts are included within accumulated other comprehensive loss at December 31, 2025 and 2024:

	Pension Benefits		Other Benefits
(Thousands)	2025	2024	2025	2024
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial loss (gain)	$57,882	$59,623	$(6,310)	$(5,262)
Net prior service cost (credit)	(334)	(449)	—	—
Net transition obligation/(asset)	—	—	—	—
Net amount recognized	$57,548	$59,174	$(6,310)	$(5,262)

The following table provides information regarding the accumulated benefit obligation:

	Pension Benefits		Other Benefits
(Thousands)	2025	2024	2025	2024
Additional information
Accumulated benefit obligation for all defined benefit pension plans	$181,286	$175,818	$—	$—
For defined benefit pension plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	50,062	48,979	—	—
Aggregate fair value of plan assets	28,900	26,827	—	—
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	49,296	48,106	—	—
Aggregate fair value of plan assets	28,900	26,827	—	—

The following table summarizes components of net benefit cost:

	Pension Benefits			Other Benefits
(Thousands)	2025	2024	2023	2025	2024	2023
Net benefit cost
Service cost	$1,209	$1,077	$842	$4	$50	$51
Interest cost	7,686	7,631	7,874	152	234	273
Expected return on plan assets	(10,094)	(10,127)	(9,685)	—	—	—
Amortization of prior service credit	(90)	(85)	(83)	(95)	—	(556)
Recognized net actuarial loss (gain)	359	127	(300)	(328)	(349)	(379)
Net periodic benefit (credit) cost	(930)	(1,377)	(1,352)	(267)	(65)	(611)
Net pension curtailments and settlements	230	—	142	—	—	—
Total net benefit (credit) cost	$(700)	$(1,377)	$(1,210)	$(267)	$(65)	$(611)

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

	Pension Benefits			Other Benefits
(Thousands)	2025	2024	2023	2025	2024	2023
Change in other comprehensive income
OCI at beginning of year	$59,174	$52,491	$42,422	$(5,262)	$(5,499)	$(6,129)
Increase (decrease) in OCI:
Recognized during year — prior service cost (credit)	90	85	83	95	—	556
Recognized during year — net actuarial (losses) gains	(359)	(127)	300	328	349	379
Occurring during year — prior service cost	24	—	—	—	—	—
Occurring during year — net actuarial losses (gains)	(1,127)	6,725	9,828	84	(112)	(305)
Other adjustments	(254)	—	(142)	(1,555)	—	—
Foreign currency exchange rate changes	—	—	—	—	—	—
OCI at end of year	$57,548	$59,174	$52,491	$(6,310)	$(5,262)	$(5,499)

In determining the projected benefit obligation and the net benefit cost, as of a December 31 measurement date, the Company used the following assumptions:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligations at fiscal year end
Discount rate	1.19% - 5.47%	0.86% - 5.72%	1.31% - 5.19%	5.17%	5.65%	5.20%
Rate of compensation increase	1.50% - 3.00%	1.50% - 3.00%	1.75% - 3.00%	N/A	3.50%	3.50%
Assumptions used to determine net cost for the fiscal year
Discount rate	0.86% - 5.72%	1.31% - 5.19%	2.16% - 5.54%	5.65%	5.20%	5.52%
Expected long-term return on plan assets	4.50% - 5.75%	3.90% - 5.75%	1.90% - 5.25%	N/A	N/A	N/A
Rate of compensation increase	1.50% - 3.00%	1.75% - 3.00%	1.75% - 3.00%	3.50%	3.50%	3.50%
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

Rate of Compensation Increase. The rate of compensation increase assumption is no longer applicable for the domestic defined benefit due to the Company freezing the plan effective January 1, 2020. The rate of compensation assumption to determine the benefit obligation and net cost for the domestic retiree medical plan was 3.5% in both 2025 and 2024.
Assumptions for the defined benefit pension plans in Germany, Liechtenstein, and England are determined separately from the U.S. plan assumptions, based on historical trends and current and projected market conditions in each respective country. One plan in Germany is unfunded.

Assumed health care trend rates at fiscal year end	2025	2024
Health care trend rate assumed for next year	7.50%	6.75%
Rate that the trend rate gradually declines to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2036	2032

Plan Assets
The following tables present the fair values of the Company’s defined benefit pension plan assets as of December 31, 2025 and 2024 by asset category. The Company has some investments that are valued using net asset value (NAV) as the practical expedient and have not been classified in the fair value hierarchy. Refer to Note S for definitions of the fair value hierarchy.

	December 31, 2025
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,130	$2,130	$—	$—
Equity securities (a)	28,020	28,020	—	—
Fixed-income securities (b)	10,620	10,620	—	—
Other types of investments:
Real estate fund (c)	4,113	4,113	—	—
Total	44,883	44,883	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	120,346
Multi-strategy hedge funds (f)	105
Alternatives	2,929
Private equity funds	—
Total assets at fair value	$168,263

	December 31, 2024
(Thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,797	$2,797	$—	$—
Equity securities (a)	28,212	28,212	—	—
Fixed-income securities (b)	10,293	10,293	—	—
Other types of investments:
Real estate fund (c)	4,187	4,187	—	—
Total	45,489	45,489	—	—
Investments measured at NAV: (d)
Pooled investment fund (e)	113,513
Multi-strategy hedge funds (f)	101
Alternatives	2,687
Private equity funds	18
Total assets at fair value	$161,808
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
The Company’s domestic defined benefit pension plan investment strategy, as approved by the Nominating, Governance and Corporate Responsibility Committee of the Board of Directors, is to employ an allocation of investments that will generate returns equal to or better than the projected long-term growth of pension liabilities so that the plan will be self-funding. The return objective is to maximize investment return to achieve and maintain a 100% funded status over time, taking into consideration required cash contributions. The allocation of investments is designed to maximize the advantages of diversification while mitigating the risk and overall portfolio volatility to achieve the return objective. Risk is defined as the annual variability in value and is measured in terms of the standard deviation of investment return. Under the Company’s investment policies, allowable investments include domestic equities, international equities, fixed income securities, cash equivalents, and alternative securities (which include real estate, private venture capital investments, hedge funds, and tactical asset allocation). Ranges, in terms of a percentage of the total assets, are established for each allowable class of security. Derivatives may be used to hedge an existing security or as a risk reduction strategy. Current asset allocation guidelines are to invest 0% to 40% in equity securities, 60% to 90% in fixed income securities and cash, and up to 20% in alternative securities. Management reviews the asset allocation on a quarterly or more frequent basis and makes revisions as deemed necessary.
None of the plan assets noted above are invested in the Company’s common stock.

Cash Flows

Employer Contributions. The Company does not expect to contribute to its domestic defined benefit pension plan in 2026.

All plan participants with an accrued benefit may elect an immediate payout in lieu of their future monthly annuity if the lump sum amount does not exceed $100,000.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
(Thousands)	Pension Benefits	Gross Benefit Payment	Net of Medicare Part D Subsidy
2026	9,391	442	442
2027	10,436	402	402
2028	11,625	362	362
2029	11,851	293	293
2030	12,217	260	260
2031 through 2035	60,765	957	957
Other Benefit Plans
In addition to the plans shown above, the Company also has certain foreign subsidiaries with accrued unfunded pension and other post-employment arrangements. The liability for these arrangements was $0.5 million at December 31, 2025 and $0.4 million at December 31, 2024, and was included in retirement and post-employment benefits on the Consolidated Balance Sheets.
The Company also sponsors defined contribution plans available to substantially all U.S. employees. The Company’s annual defined contribution expense, including the expense for the enhanced defined contribution plan, was $12.3 million in 2025, $13.2 million in 2024, and $13.6 million in 2023.

Note Q — Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, including amounts reclassified out, for 2025, 2024, and 2023, and the balances in accumulated other comprehensive (loss) income as of December 31, 2025, 2024, and 2023 are as follows:

	Gains and Losses On Cash Flow Hedges				Pension and Post- Employment Benefits	Foreign Currency Translation
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total			Total
Balance at December 31, 2022	$1,243	$6,055	$(223)	$7,075	$(40,228)	$(8,756)	$(41,909)
Other comprehensive income (loss) before reclassifications	(19)	2,046	(140)	1,887	(8,462)	5,208	(1,367)
Amounts reclassified from accumulated other comprehensive income	(35)	(4,513)	301	(4,247)	(1,176)	—	(5,423)
Other comprehensive income (loss) before tax	(54)	(2,467)	161	(2,360)	(9,638)	5,208	(6,790)
Deferred taxes on current period activity	(12)	(568)	37	(543)	(1,208)	—	(1,751)
Other comprehensive income (loss) after tax	(42)	(1,899)	124	(1,817)	(8,430)	5,208	(5,039)
Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)

Balance at December 31, 2023	$1,201	$4,156	$(99)	$5,258	$(48,658)	$(3,548)	$(46,948)
Other comprehensive income (loss) before reclassifications	840	4,093	(808)	4,125	(6,613)	(7,981)	(10,469)
Amounts reclassified from accumulated other comprehensive income	(273)	(4,886)	940	(4,219)	(307)	—	(4,526)
Other comprehensive income (loss) before tax	567	(793)	132	(94)	(6,920)	(7,981)	(14,995)
Deferred taxes on current period activity	130	(182)	31	(21)	(876)	—	(897)
Other comprehensive income (loss) after tax	437	(611)	101	(73)	(6,044)	(7,981)	(14,098)
Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)

Balance at December 31, 2024	$1,638	$3,545	$2	5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive income (loss) before reclassifications	(197)	(410)	—	(607)	2,598	11,082	13,073
Amounts reclassified from accumulated other comprehensive income	(104)	(3,027)	—	(3,131)	76	—	(3,055)
Other comprehensive income (loss) before tax	(301)	(3,437)	—	(3,738)	2,674	11,082	10,018
Deferred taxes on current period activity	(69)	(791)	—	(860)	413	—	(447)
Other comprehensive income (loss) after tax	(232)	(2,646)	—	(2,878)	2,261	11,082	10,465
Balance at December 31, 2025	$1,406	$899	$2	$2,307	$(52,441)	$(447)	$(50,581)
Reclassifications of gains and losses on foreign currency cash flow hedges from accumulated other comprehensive income are recorded in Net sales in the Consolidated Statements of Income while gains and losses on precious metal cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Refer to Note S for additional details on cash flow hedges.
Reclassifications from accumulated other comprehensive income for interest rate swaps are recorded in interest expense. Refer to Note G for additional details on interest expense.
Reclassifications from accumulated other comprehensive income for pension and post-employment benefits are included in the computation of the net periodic pension and post-employment benefit expense. Refer to Note P for additional details on pension and other post-employment expenses.

Note R — Stock-based Compensation
The Company operates a single equity incentive plan known as the Materion 2025 Equity and Incentive Compensation Plan (“2025 Plan”). This plan was established to replace two prior stock incentive plans: the 2006 Stock Incentive Plan and the 2006 Non-Employee Director Equity Plan. Approved by shareholders, the 2025 Plan became effective in May 2025, at which point any remaining common shares available for issuance under the previous plans were transferred to the 2025 plan. The 2025 Plan authorizes the granting of various equity awards, including option rights, stock appreciation rights (SARs), performance-restricted shares, performance shares, performance units, restricted shares, and restricted stock units (RSUs).
Stock-based compensation expense, which includes awards settled in shares and in cash and is recognized as a component of selling, general, and administrative (SG&A) expenses, was $11.2 million, $10.6 million, and $10.5 million in 2025, 2024, and 2023, respectively. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards vest or are exercised. The Company recognized less than $0.1 million of tax benefits in 2025, compared to $2.0 million in 2024 and 2023, relating to the issuance of common stock for the exercise/vesting of equity awards.
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
The following table summarizes the Company's SARs activity during 2025:

(Shares in thousands)	Number of SARs	Weighted- average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)	Weighted- average Remaining Term (Years)
Outstanding at December 31, 2024	232	$85.86
Granted	55	87.36
Exercised	(29)	72.73
Cancelled	(15)	109.67
Outstanding at December 31, 2025	243	$86.24
Vested and expected to vest as of December 31, 2025	243	86.24	9,611	3.4
Exercisable at December 31, 2025	159	77.21	7,605	2.3
A summary of the status and changes of shares subject to SARs and the related average price per share follows:

(Shares in thousands)	Number of SARs	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2024	81	$44.89
Granted	55	26.33
Vested	(40)	41.52
Cancelled	(12)	41.40
Nonvested as of December 31, 2025	84	$37.98

As of December 31, 2025, $1.7 million of expense with respect to non-vested SARs has yet to be recognized as expense over a weighted-average period of approximately 20 months. The total fair value of shares vested during 2025, 2024, and 2023 was $1.6 million, $1.4 million, and $1.0 million, respectively.
The weighted-average grant date fair value for 2025, 2024, and 2023 was $26.33, $50.46, and $42.27, respectively. The fair value will be amortized to compensation cost on a straight-line basis over the vesting period of three years, or earlier if the employee is retirement eligible and continued vesting is approved by the Board of Directors as defined in the Plan. Stock-based compensation expense relating to SARs was $1.5 million in 2025 and 2024 and $1.3 million in 2023.

The total intrinsic value of stock options exercised during 2025, 2024, and 2023 was $0.9 million, $3.2 million and $3.6 million, respectively.
The fair value of the SARs was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.97%	4.17%	4.27%
Dividend yield	0.6%	0.4%	0.4%
Volatility	29.4%	38.3%	39.0%
Expected lives (in years)	4.7	4.6	4.5
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
RSUs - Employees. The Company may grant RSUs to employees of the Company. These units constitute an agreement to deliver shares of common stock to the participant at the end of the vesting period, which is defined at the date of the grant, and are forfeited should the holder’s employment terminate during the restriction period. The fair market value of the RSUs is determined on the date of the grant and is amortized over the vesting period. The annual employee grants vest in three equal annual installments on the anniversary of the grant date.
The fair value of RSUs settled in stock is based on the closing stock price on the date of grant. The weighted-average grant date fair value for 2025, 2024, and 2023 was $89.57, $133.74, and $110.14, respectively. Cash-settled RSUs are accounted for as liability-based compensation awards and adjusted based on the closing price of Materion’s common stock over the vesting period of three years.
Stock-based compensation expense relating to stock-settled RSUs was $5.7 million in 2025, $5.2 million in 2024, and $4.6 million in 2023. The unamortized compensation cost on the outstanding RSUs was $8.8 million as of December 31, 2025 and is expected to be recognized over a weighted-average period of 23 months. The total fair value of shares that vested during 2025 was $5.2 million, compared to $6.5 million in 2024 and $3.6 million in 2023.

The following table summarizes the stock-settled RSU activity during 2025:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2024	114	$110.93
Granted	112	89.12
Vested	(51)	101.91
Forfeited	(26)	105.27
Outstanding at December 31, 2025	149	$98.54

RSUs - Non-Employee Directors. In 2025, 2024, and 2023, 15,968, 9,200, and 9,184 RSUs, respectively, with a one-year vesting period, were granted to certain non-employee members of the Board of Directors. The weighted-average grant date fair value of these RSUs was $75.66, $115.72, and $105.54 in 2025, 2024, and 2023, respectively. The Company recognized $1.2 million of expense related to these awards in 2025, compared to $1.1 million of expense in 2024 and $0.9 million of expense in 2023. At December 31, 2025, $0.4 million of expense with respect to non-vested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
Long-term Incentive Plans. Under the long-term incentive compensation plans, executive officers and selected other employees receive restricted stock unit awards based upon the Company’s performance over the defined period, typically three years. Total units earned for grants made in 2025, 2024, and 2023 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period. All grants will be settled in Materion common shares and are equity classified. Vesting of performance-based awards is contingent upon the attainment of threshold performance objectives.
The following table summarizes the activity related to performance-based RSUs during 2025:

(Shares in thousands)	Number of Shares	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2024	108	$136.42
Granted	43	103.75
Vested	(30)	101.02
Forfeited	(14)	137.88
Outstanding at December 31, 2025	107	$135.25
Compensation expense is based upon the performance projections for the plan period of three years, the percentage of requisite service rendered, and the fair market value of the Company’s common shares on the date of grant. The offset to the compensation expense for the portion of the award to be settled in shares is recorded within shareholders’ equity and was $2.7 million for 2025, $2.8 million for 2024, and $3.3 million for 2023.
Directors' Deferred Compensation. Non-employee directors may defer all or part of their compensation into the Company’s common stock. The fair value of the deferred shares is determined at the share acquisition date and is recorded within shareholders’ equity. At December 31, 2025, shareholders’ equity included 0.1 million shares related to this plan.
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

The following table summarizes the financial instruments measured at fair value on the Consolidated Balance Sheets at December 31, 2025 and 2024:

		Fair Value Measurements
(Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial Assets
Deferred compensation investments	$7,175	$7,175	$—	$—
Foreign currency forward contracts	80	—	80	—
Interest rate swaps	1,491	—	1,491	—
Precious metal swaps	—	—	—	—
Total	$8,746	$7,175	$1,571	$—
Financial Liabilities
Deferred compensation liability	$7,175	$7,175	$—	$—
Foreign currency forward contracts	490	—	490	—
Interest rate swaps	325	—	325	—
Precious metal swaps	—	—	—	—
Total	$7,990	$7,175	$815	$—
December 31, 2024
Financial Assets
Deferred compensation investments	$6,050	$6,050	$—	$—
Foreign currency forward contracts	1,671	—	1,671	—
Interest rate swaps	4,603	—	4,603	—
Precious metal swaps	—	—	—	—
Total	$12,324	$6,050	$6,274	$—
Financial Liabilities
Deferred compensation liability	$6,050	$6,050	$—	$—
Foreign currency forward contracts	1,033	—	1,033	—
Interest rate swaps	—	—	—	—
Precious metal swaps	—	—	—	—
Total	$7,083	$6,050	$1,033	$—

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
Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. As noted below, the Company entered into interest rate swaps to hedge the interest rate risk on the fixed rate portion of the Credit Agreement. The net fair value of the interest rate swaps were $1.2 million as of December 31, 2025, and were determined using level 2 inputs. The total of the outstanding amount on the fixed rate debt and the fair value of the interest rate swaps approximate the total fair value of the fixed rate debt as of December 31, 2025.
The carrying values of the other working capital items in the Consolidated Balance Sheets approximate fair values at December 31, 2025 and 2024.
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and balance sheet classification as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid expenses	$6,240	$76	$24,532	$1,365
Other liabilities and accrued items	56,174	489	45,679	1,031
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included foreign currency losses related to these derivatives of $2.5 million in 2025, compared to $0.4 million of foreign currency gains in 2024.
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification at December 31, 2025 and 2024:

	December 31, 2025
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$579	$3	$—	$—	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	1,491	—	325	—
Total	$200,579	$1,494	$—	$325	$—

	December 31, 2024
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$1,427	$70	$—	$2	$—
Foreign currency forward contracts - euro	5,955	236	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	2,701	1,902	—	—
Total	$207,382	$3,007	$1,902	$2	$—
All of these contracts were designated and effective as cash flow hedges. No ineffectiveness expense was recorded in 2025, 2024, or 2023.
The fair value of derivative contracts recorded in accumulated other comprehensive income (loss) totaled $1.2 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively. Deferred gains of $1.2 million at December 31, 2025 are expected to be reclassified to earnings within the next 18-month period.

The following table summarizes the pre-tax amounts reclassified from accumulated other comprehensive income relating to the hedging relationship of the Company’s outstanding derivatives designated as cash flow hedges and income statement classification for years ended December 31, 2025 and 2024:

(Thousands)		2025	2024	2023
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$(104)	$(273)	$(35)
Precious metal swaps	Cost of sales	—	940	301
Interest rate swaps	Interest expense - net	(3,027)	(4,886)	(4,513)
Total		$(3,131)	$(4,219)	$(4,247)
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
The undiscounted reserve balance at the beginning of the year, the amounts expensed and paid, and the balance at December 31, 2025 and 2024 are as follows:

(Thousands)	2025	2024
Reserve balance at beginning of year	$4,571	$4,556
Expensed	401	550
Paid	(2,499)	(535)
Reserve balance at end of year	$2,473	$4,571
Ending balance recorded in:
Other liabilities and accrued items	$1,043	$2,481
Other long-term liabilities	1,430	2,090
The majority of expenses in both 2025 and 2024 was for various remediation projects at the Elmore, Ohio plant site.

Asset Retirement Obligations
The Company has asset retirement obligations related to its mine in Utah, as well as for certain leased facilities where the Company is contractually obligated to restore the facility back to its original condition at the end of the lease. The following represents a roll forward of the Company's asset retirement obligation liabilities for the years ended December 31, 2025 and 2024:

(Thousands)	2025	2024
Asset retirement obligation at beginning of period	$2,846	$2,648
Accretion expense	199	198
Asset retirement obligation at end of period	$3,045	$2,846
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
At December 31, 2025, the Company had outstanding letters of credit totaling $69.3 million related to workers’ compensation, consigned precious metal guarantees, environmental remediation issues, and other matters.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2025 pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of December 31, 2025.
b)Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Form 10-K and are incorporated herein by reference.
c)Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
In connection with 9,096 shares of the Company’s common stock to be issued as a result of the vesting of restricted stock units and performance restricted stock units, on December 1, 2025, Shelly Chadwick, the Company's Executive Vice President, Finance and Chief Financial Officer, entered into a written plan for the sale of up to 20% of such shares for tax planning purposes. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than March 13, 2026.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under “Election of Directors” in Materion Corporation's Proxy Statement for the 2026 Annual Meeting of Shareholders (Proxy Statement), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference.
A listing of executive officers, their ages, positions, and offices held over the past five years, is as follows:

Name	Age	Positions and Offices Held
Jugal K. Vijayvargiya	57
President and Chief Executive Officer (March 2017-Present); President Delphi Electronics and Safety, a global technology solutions provider to the automotive and transportation sectors (prior to March 2017)

Shelly M. Chadwick	54	Vice President, Finance and Chief Financial Officer (November 2020-Present); Vice President Finance and Chief Accounting Officer at The Timken Company, a world leader in engineered bearings and power transmission products (November 2016-November 2020)
Gregory R. Chemnitz	68	Vice President, General Counsel and Secretary
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
Item 11.    EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “2025 Compensation of Non-Employee Directors."

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements and Supplemental Information
See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

(a)2. Financial Statement Schedules
The following consolidated financial information for the years ended December 31, 2025, 2024, and 2023 is submitted herewith:
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

10.2#	Amendment No. 1 to Amended and Restated Metals Consignment Agreement, dated as of September 29, 2023.
10.3
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

10.5
Form of Indemnification Agreement entered into by the Company and its directors (filed as Exhibit 10b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.6*
Amended and Restated Form of Severance Agreement for Executive Officers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

10.7*
Amendment No. 1 to Amended and Restated Severance Agreement, dated May 4, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.8*
Amended and Restated Form of Severance Agreement for Key Employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2008), incorporated herein by reference.

10.9*	Form of Severance Agreement for Key Employees (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 2015), incorporated herein by reference.
10.10*	Severance Agreement for Jugal Vijayvargiya dated as of March 3, 2017 (filed as Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.

10.11*	CEO Offer Letter for Jugal Vijayvargiya dated as of March 1, 2017 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2017), incorporated herein by reference.
10.12*	Severance Agreement for Shelly M. Chadwick dated as of December 15, 2020 (filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2020), incorporated herein by reference.
10.13*	CFO Offer Letter for Shelly M. Chadwick dated as of October 24, 2020 (filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2020), incorporated herein by reference.
10.14*	Form of Trust Agreement between the Company and Key Trust Company of Ohio, N.A. (formerly Ameritrust Company National Association) on behalf of the Company’s executive officers (filed as Exhibit 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), incorporated herein by reference.
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

10.17*
Materion and Subsidiaries Management Incentive Plan for the 2025 Plan Year (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2025), incorporated herein by reference.

10.18*
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

10.21*
Form of 2025 Restricted Stock Units Agreement (Stock-Settled) under the Materion Corporation 2025 Equity and Incentive Compensation Plan, covering grants made in 2025 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2025), incorporated herein by reference.

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

10.25*
Form of 2025 Performance-Based Restricted Stock Units Agreement under the Materion Corporation 2006 Stock Incentive Plan (As Amended and Restated as of May 3, 2017), covering grants made in 2025 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2025), incorporated herein by reference.

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

10.29*
Materion Executive Deferred Compensation Program (formerly known as the Materion Corporation Executive Deferred Compensation Plan II), effective January 28, 2025 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 2025), incorporated herein by reference.

10.30*	Materion Corporation Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2011), incorporated herein by reference.
10.31*	Amendment No. 1 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10al to the Company's Annual Report on Form 10-K for the year ended December 31, 2012), incorporated herein by reference.
10.32*	Amendment No. 2 to the Supplemental Retirement Benefit Plan (filed as Exhibit 10ah to the Company's Annual Report on Form 10-K for the year ended December 31, 2013), incorporated herein by reference.
10.33*
Materion Corporation 2006 Non-employee Director Equity Plan (as Amended and Restated as of May 3, 2017) (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-217618), incorporated herein by reference.

10.34*
Form of 2020 Non-Employee Directors Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2020), incorporated herein by reference.

10.35*
Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2008), incorporated herein by reference.

10.36*
Amendment No. 1 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10bf to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), incorporated herein by reference.

10.37*
Amendment No. 2 to the Amended and Restated Executive Deferred Compensation Plan II (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.38*
Amendment No. 3 to the Amended and Restated Executive Deferred Compensation Plan II, dated July 6, 2011 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2011), incorporated herein by reference.

10.39*	Materion Corporation Restoration & Deferred Compensation Plan, dated March 4, 2015 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2015), incorporated herein by reference.
10.40*
Trust Agreement between the Company and Fidelity Investments dated September 26, 2006 for certain deferred compensation plans for Non-employee Directors of the Company (filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on September 29, 2006), incorporated herein by reference.

10.41*
Trust Agreement between the Company and Fidelity Management Trust Company, dated June 25, 2009 relating to the Executive Deferred Compensation Plan II (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2009), incorporated herein by reference.

10.42*	Materion Corporation 2025 Equity and Incentive Compensation Plan (filed as Exhibit 4.3 to the Company's form S-8 filed on May 7, 2025), incorporated herein by reference.
(19.1)	Materion Insider Trading Policy (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024), incorporated herein by reference.
(19.2)
Materion Directors, Officers & Key Employees Insider Trading Policy (filed as Exhibit 19.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024), incorporated herein by reference.

(21)#	Subsidiaries of the Registrant.
(23.1)#	Consent of Ernst & Young LLP.
(24)#	Powers of Attorney.
(31.1)#	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
(31.2)#	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
(32)#	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350.
(95)#	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the Fiscal Year Ended December 31, 2025.
(97)	Materion Corporation Compensation Clawback Policy, effective October 2, 2023 (filed as Exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023), incorporated herein by reference.

(101.INS)#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in the Exhibit 101 attachments)
*	Denotes a compensatory plan or arrangement.
#	Filed or furnished herewith.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATERION CORPORATION

By:	/s/ Jugal K. Vijayvargiya
Jugal K. Vijayvargiya
President and Chief Executive Officer
Date:     February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jugal K. Vijayvargiya	President and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Jugal K. Vijayvargiya

/s/ Shelly M. Chadwick	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Shelly M. Chadwick

/s/ Melissa A. Fashinpaur	Chief Accounting Officer	February 12, 2026
Melissa A. Fashinpaur

*	Director	February 12, 2026
Vinod M. Khilnani

*	Director	February 12, 2026
Emily M. Liggett

*	Director	February 12, 2026
Robert J. Phillippy

*	Director	February 12, 2026
Patrick Prevost

*	Director	February 12, 2026
N. Mohan Reddy

*	Director	February 12, 2026
Craig S. Shular

*	Director	February 12, 2026
Darlene J. S. Solomon

*	Director	February 12, 2026
Robert B. Toth

*	Director	February 12, 2026
Thomas T. Edman

*	Shelly M. Chadwick, by signing her name hereto, does sign and execute this report on behalf of each of the above-named officers and directors of Materion Corporation, pursuant to Powers of Attorney executed by each such officer and director filed with the Securities and Exchange Commission.

	By:	/s/ Shelly M. Chadwick
Shelly M. Chadwick
February 12, 2026		Attorney-in-Fact

Materion Corporation and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(Thousands)
Valuation allowance on deferred tax assets:	2025	2024	2023
Balance at Beginning of Period	$8,892	$5,971	$4,935
Additions:
Charged to Costs and Expenses	797	3,270	2,069
Charged to Other Accounts[1]	432	30	56
Deductions	$(2,894)	$(379)	$(1,089)
Balance at End of Period	$7,227	$8,892	$5,971

1 Change in foreign currency exchange rates.