Form 10-Q
period 2026-04-03
MATERION Corp
filed 2026-04-29
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at April 3, 2026: 20,801,485.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(Thousands, except per share amounts)	April 3, 2026	March 28, 2025
Net sales	$549,824	$420,330
Cost of sales	467,989	344,151
Gross margin	81,835	76,179
Selling, general, and administrative expense	36,200	35,445
Research and development expense	6,157	6,505
Restructuring expense	2,295	2,038
Other—net	9,008	4,996
Operating profit	28,175	27,195
Other non-operating income—net	(309)	(666)
Interest expense—net	7,578	6,917
Income before income taxes	20,906	20,944
Income tax expense	1,533	3,246
Net income	$19,373	$17,698
Basic earnings per share:
Net income per share of common stock	$0.93	$0.85
Diluted earnings per share:
Net income per share of common stock	$0.92	$0.85
Weighted-average number of shares of common stock outstanding:
Basic	20,762	20,780
Diluted	21,007	20,913

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter Ended
	April 3,	March 28,
(Thousands)	2026	2025
Net income	$19,373	$17,698
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,365)	3,628
Derivative and hedging activity, net of tax	(78)	(1,356)
Pension and post-employment benefit adjustment, net of tax	154	1,075
Other comprehensive income (loss)	(1,289)	3,347
Comprehensive income	$18,084	$21,045

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	April 3,	Dec. 31,
(Thousands)	2026	2025
Assets
Current assets
Cash and cash equivalents	$16,189	$13,681
Accounts receivable, net	267,209	222,916
Inventories, net	493,687	461,231
Prepaid and other current assets	98,664	91,692
Total current assets	875,749	789,520
Deferred income taxes	7,718	7,727
Property, plant, and equipment	1,390,729	1,376,703
Less allowances for depreciation, depletion, and amortization	(860,870)	(841,245)
Property, plant, and equipment, net	529,859	535,458
Operating lease, right-of-use assets	59,024	62,036
Intangible assets, net	102,739	105,874
Other assets	21,975	21,529
Goodwill	280,335	280,657
Total Assets	$1,877,399	$1,802,801
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$23,050	$22,445
Accounts payable	189,036	148,642
Salaries and wages	12,751	19,312
Other liabilities and accrued items	47,563	45,445
Income taxes	4,156	5,054
Unearned revenue	11,929	12,685
Total current liabilities	288,485	253,583
Other long-term liabilities	12,680	12,556
Operating lease liabilities	59,539	60,568
Finance lease liabilities	12,950	13,384
Retirement and post-employment benefits	23,360	23,931
Unearned income	53,303	55,862
Long-term income taxes	536	532
Deferred income taxes	2,712	2,760
Long-term debt	466,871	436,348
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at April 3 and December 31)	368,264	351,901
Retained earnings	928,796	912,361
Common stock in treasury	(295,362)	(277,473)
Accumulated other comprehensive loss	(51,870)	(50,581)
Other equity	7,135	7,069
Total shareholders' equity	956,963	943,277
Total Liabilities and Shareholders’ Equity	$1,877,399	$1,802,801

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 3,	March 28,
(Thousands)	2026	2025
Cash flows from operating activities:
Net income	$19,373	$17,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	18,426	16,538
Amortization of deferred financing costs in interest expense	239	450
Stock-based compensation expense (non-cash)	3,371	2,986
Deferred income tax (benefit) expense	(3)	22
Changes in assets and liabilities:
Accounts receivable	(45,097)	(24,912)
Inventory	(28,916)	421
Prepaid and other current assets	(8,406)	(10,428)
Accounts payable and accrued expenses	36,420	19,191
Unearned revenue	(1,956)	(4,616)
Interest and taxes payable	(179)	(404)
Other-net	2,421	(1,444)
Net cash provided by (used in) operating activities	(4,307)	15,502
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(15,289)	(12,321)
Payments for mine development	(60)	(8,683)
Proceeds from sale of property, plant, and equipment	—	266
Net cash used in investing activities	(15,349)	(20,738)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under credit facilities, net	32,783	16,190
Repayment of debt	(1,572)	(7,522)
Principal payments under finance lease obligations	(153)	(163)
Cash dividends paid	(2,905)	(2,803)
Payments of withholding taxes for stock-based compensation awards	(5,772)	(2,224)
Net cash provided by financing activities	22,381	3,478
Effects of exchange rate changes	(217)	679
Net change in cash and cash equivalents	2,508	(1,079)
Cash and cash equivalents at beginning of period	13,681	16,713
Cash and cash equivalents at end of period	$16,189	$15,634

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2025	20,735	6,413	$351,901	$912,361	$(277,473)	$(50,581)	$7,069	$943,277
Net income	—	—	—	19,373	—	—	—	19,373
Other comprehensive loss	—	—	—	—	—	(1,289)	—	(1,289)
Cash dividends declared ($0.140 per share)	—	—	—	(2,905)	—	—	—	(2,905)
Stock-based compensation activity	102	(102)	16,332	(33)	(12,066)	—	—	4,233
Payments of withholding taxes for stock-based compensation awards	(36)	36	—	—	(5,772)	—	—	(5,772)
Directors’ deferred compensation	—	—	31	—	(51)	—	66	46
Balance at April 3, 2026	20,801	6,347	$368,264	$928,796	$(295,362)	$(51,870)	$7,135	$956,963

Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881
Net income	—	—	—	17,698	—	—	—	17,698
Other comprehensive loss	—	—	—	—	—	3,347	—	3,347
Cash dividends declared ($0.135 per share)	—	—	—	(2,803)	—	—	—	(2,803)
Stock-based compensation activity	75	(75)	6,597	(4)	(3,607)	—	—	2,986
Payments of withholding taxes for stock-based compensation awards	(25)	25	—	—	(2,224)	—	—	(2,224)
Directors’ deferred compensation	—	—	26	—	(45)	—	63	44
Balance at March 28, 2025	20,814	6,334	$342,759	$864,002	$(267,756)	$(57,699)	$6,623	$887,929

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2025 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board (FASB) issued a final ASU to require disaggregated disclosure of income statement expenses. This new standard requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This guidance is effective for annual periods beginning in the Company’s fiscal year 2027 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-internal-use software (Subtopic 350-40): Targeted Improvements to the Accounting for internal-use software. The amendments in this ASU make targeted improvements to Subtopic 350-40, Intangibles-Goodwill and Other-internal-use software, to increase the operability of the recognition guidance considering different methods of software development. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes comprehensive U.S. GAAP guidance for the recognition, measurement, and presentation of government grants received by business entities. The amendments incorporate principles similar to those in International Accounting Standards (IAS) 20 and are intended to reduce diversity in practice by providing a consistent framework for accounting for monetary and tangible nonmonetary government grants. This ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-scope improvements. The amendments clarify the scope, form, and content of interim financial statement disclosures and improve the navigability of Topic 270 without changing existing interim reporting requirements. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its interim financial reporting and related disclosures.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The total purchase price was approximately $19.5 million, which was paid in cash on the date of acquisition. The acquisition and related fees and expenses were funded through available cash and borrowings under the Company's revolving credit facility. Acquisition-related transaction and integration costs totaled $1.8 million in 2025 with no material costs incurred in 2026. These costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income.
The Company accounted for the transaction as a business combination using the acquisition method of accounting and a third-party valuation appraisal, and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The operating results are included within the Company's Electronic Materials segment. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s consolidated financial statements.
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

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the first quarter of 2026 and 2025:

	First quarter ended April 3, 2026
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$155,665	$363,364	$30,795	$—	$549,824

Less:
Cost of sales	124,608	323,566	19,816	(1)	467,989
Selling, general and administrative expense	14,065	10,171	5,207	6,757	36,200
Other segment items (2)	4,207	8,731	3,384	829	17,151
Plus:
Segment depreciation, depletion and amortization	11,016	4,633	2,286	491	18,426
Segment EBITDA	$23,801	$25,529	$4,674	$(7,094)	$46,910
Income tax expense					1,533
Interest expense - net					7,578
Depreciation, depletion and amortization					18,426
Net Income					$19,373

	First quarter ended March 28, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$173,987	$224,795	$21,548	$—	$420,330

Less:
Cost of sales	125,756	201,057	17,324	14	344,151
Selling, general and administrative expense	13,981	10,619	4,386	6,459	35,445
Other segment items (2)	3,007	6,308	3,675	(117)	12,873
Plus:
Segment depreciation, depletion and amortization	9,430	4,267	2,355	486	16,538
Segment EBITDA	$40,673	$11,078	$(1,482)	$(5,870)	$44,399
Income tax expense					3,246
Interest expense - net					6,917
Depreciation, depletion and amortization					16,538
Net Income					$17,698

(1) Excludes inter-segment sales of $2.7 million for the first quarter of 2026 and $2.6 million for the first quarter of 2025 for Electronic Materials. Inter-segment sales are eliminated in consolidation.

(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note F
•Non-operating expenses primarily related to pension costs

The following table disaggregates revenue for each segment by end market for the first quarter of 2026 and 2025:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Quarter 2026
End Market
Semiconductor	$2,306	$314,258	$1,798	$—	$318,362
Industrial	33,199	10,980	7,678	—	51,857
Aerospace and defense	43,552	5,424	10,030	—	59,006
Consumer electronics	23,254	3,640	4,076	—	30,970
Automotive	17,046	240	1,944	—	19,230
Energy	13,317	33,336	—	—	46,653
Life sciences	1,859	(8,596)	5,206	—	(1,531)
Other	21,132	4,082	63	—	25,277
Total	$155,665	$363,364	$30,795	$—	$549,824

First Quarter 2025
End Market
Semiconductor	$3,628	$183,749	$775	$—	$188,152
Industrial	31,277	9,755	6,273	—	47,305
Aerospace and defense	42,090	1,702	6,241	—	50,033
Consumer electronics	45,035	1,108	3,093	—	49,236
Automotive	16,202	726	1,335	—	18,263
Energy	16,420	20,230	—	—	36,650
Life sciences	2,575	5,874	3,692	—	12,141
Other	16,760	1,651	139	—	18,550
Total	$173,987	$224,795	$21,548	$—	$420,330

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at April 3, 2026. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at April 3, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14.0 million and $21.9 million, respectively.

Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	April 3, 2026	December 31, 2025	$ change	% change
Accounts receivable, trade	$267,764	$223,763	$44,001	20%
Unbilled receivables	47,461	46,548	913	2%
Unearned revenue	11,929	12,685	(756)	(6)%

Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the first three months of 2026 and 2025.

During 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company sold $8.1 million of receivables in the first quarter of 2026 and recorded a loss on sale of $0.1 million. The Company did not sell any receivables in the fourth quarter of 2025. Total receivables sold under this program amount to $116.4 million.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables. Unbilled receivables are included within the prepaid and other current assets line item on the Consolidated Balance Sheet.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $5.4 million of the December 31, 2025 unearned amounts as revenue during the first three months of 2026.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note E — Restructuring
In fiscal years 2025 and 2024, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and current operating performance. These actions impacted all three of our business segments as well as Corporate. The restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses.
In 2026, the Company continued to implement restructuring actions, across all segments. In connection with these actions, we recorded restructuring expenses of $2.3 million in the three months ended April 3, 2026, compared to $2.0 million in the three months ended March 28, 2025. All of these charges were associated with workforce reduction, including severance and other personnel-related costs. We expect to substantially complete the remaining restructuring activities by the end of the second quarter of fiscal year 2026.
The activity in the accrued balances incurred in relation to restructuring during the three months ended April 3, 2026 and March 28, 2025, were as follows:

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2025	$—	$83	$59	$9	$151
Additional Charges	615	409	839	432	2,295
Cash Payments	(365)	(370)	(425)	(337)	(1,497)
Balance at April 3, 2026	$250	$122	$473	$104	$949

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	196	453	1,358	31	2,038
Cash Payments	(66)	(648)	(1,015)	(129)	(1,858)
Balance at March 28, 2025	$186	$98	$403	$310	$997

Note F — Other-net

Other-net for the first quarter of 2026 and 2025 is summarized as follows:

	First Quarter Ended
	April 3,	March 28,
(Thousands)	2026	2025
Metal consignment fees	$6,080	$2,215
Amortization of intangible assets	2,605	2,889
Foreign currency loss (gain)	609	(153)
Other items, net	(286)	45
Total	$9,008	$4,996
Note G — Income Taxes

The Company's effective tax rate for the first quarter of 2026 and 2025 was 7.3% and 15.5%, respectively. The effective tax rate for the first quarter of 2026 is lower than the statutory tax rate primarily due to the impact of the foreign-derived deduction eligible income, excess tax benefits from stock-based compensation awards and percentage depletion. The effective tax rate for the first quarter of 2025 was lower than the statutory tax rate primarily due to the impact of percentage

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
depletion, the foreign-derived intangible income deduction, and the advanced manufacturing production credit. The effective tax rate for the first quarter of 2026 and 2025 included a net discrete income tax effect of $1.6 million benefit and $0.1 million expense, respectively, primarily related to stock-based compensation awards.

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

Pillar Two

The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax rate, commonly referred to as Pillar Two. Many of the key non-U.S. jurisdictions where the Company operates have enacted Pillar Two legislation. While the U.S. has negotiated a “side-by-side” arrangement for the existing U.S. minimum taxes with the intent to exempt U.S. multinational companies from certain Pillar Two provisions, the timing and consistency of implementation across jurisdictions continue to evolve.

The Pillar Two minimum tax is treated as a period cost and is not expected to have a material impact on the Company’s effective tax rate or consolidated results of operations, financial position, or cash flows in 2026. We will continue to evaluate the impact of Pillar Two legislation on the current and future reporting periods.

Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	First Quarter Ended
	April 3,	March 28,
(Thousands, except per share amounts)	2026	2025
Numerator for basic and diluted EPS:
Net income	$19,373	$17,698
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,762	20,780
Effect of dilutive securities:
Stock appreciation rights	76	45
Restricted stock units	106	53
Performance-based restricted stock units	63	35
Diluted potential common shares	245	133
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	21,007	20,913
Basic EPS	$0.93	$0.85
Diluted EPS	$0.92	$0.85

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Adjusted weighted-average shares outstanding - diluted exclude securities totaling 77,423 and 141,249 for the quarters ended April 3, 2026 and March 28, 2025, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	April 3,	December 31,
(Thousands)	2026	2025
Raw materials and supplies	$133,942	$108,040
Work in process	292,328	298,695
Finished goods	67,417	54,496
Inventories, net	$493,687	$461,231

The Company maintains the majority of the precious metals and portions of copper and nickel used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals, copper and nickel was $579.7 million and $526.2 million as of April 3, 2026 and December 31, 2025, respectively.

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

As of April 3, 2026 and December 31, 2025, $46.6 million and $47.5 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of April 3, 2026 and December 31, 2025, $1.7 million and $2.4 million, respectively, of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit (income)/cost for the first quarter of 2026 and 2025 for the pension plans as shown below. The Pension Benefits columns aggregate defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits columns include the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	First Quarter Ended		First Quarter Ended
	April 3,	March 28,	April 3,	March 28,
(Thousands)	2026	2025	2026	2025
Components of net periodic benefit (income) cost
Service cost	$292	$286	$—	$11
Interest cost	1,841	1,910	31	58
Expected return on plan assets	(2,374)	(2,504)	—	—
Amortization of prior service cost (benefit)	(22)	(21)	—	—
Amortization of net loss (gain)	258	89	(104)	(87)
Total net benefit (income) cost	$(5)	$(240)	$(73)	$(18)
The Company did not make any contributions to its defined benefit plan in the first quarter of 2026 or 2025.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the first quarter of 2026 and 2025 are as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2025	$1,406	$899	$2	$2,307	$(52,441)	$(447)	$(50,581)
Other comprehensive income (loss) before reclassifications	7	374	—	381	—	(1,365)	(984)
Amounts reclassified from accumulated other comprehensive income (loss)	2	(484)	—	(482)	195		(287)
Net current period other comprehensive (loss) income before tax	9	(110)	—	(101)	195	(1,365)	(1,271)
Deferred taxes	2	(25)	—	(23)	41	—	18
Net current period other comprehensive (loss) income after tax	7	(85)	—	(78)	154	(1,365)	(1,289)
Balance at April 3, 2026	$1,413	$814	$2	$2,229	$(52,287)	$(1,812)	$(51,870)

Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive (loss) income before reclassifications	(279)	(686)	—	(965)	1,553	3,628	4,216
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	(763)	—	(797)	(103)	—	(900)
Net current period other comprehensive (loss) income before tax	(313)	(1,449)	—	(1,762)	1,450	3,628	3,316
Deferred taxes	(72)	(334)	—	(406)	375	—	(31)
Net current period other comprehensive (loss) income after tax	(241)	(1,115)	—	(1,356)	1,075	3,628	3,347
Balance at March 28, 2025	$1,397	$2,430	$2	$3,829	$(53,627)	$(7,901)	$(57,699)

Reclassifications from accumulated other comprehensive income (loss) of gains and losses on foreign currency cash flow hedges are recorded in Net sales in the Consolidated Statements of Income (Loss). Reclassifications from accumulated other comprehensive income (loss) of gains and losses on commodity and cash flow hedges are recorded in Cost of sales in the Consolidated Statements of Income. Reclassifications from accumulated other comprehensive income (loss) of gains and losses on the interest rate cash flow hedge is recorded in Interest expense in the Consolidated Statements of Income. Refer to Note O for additional details on cash flow hedges.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares was $3.4 million and $3.0 million in the first quarter of 2026 and 2025, respectively.
The Company granted 47,436 SARs to certain employees during the first quarter of 2026. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the three months ended April 3, 2026 were $166.59 and $56.70, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	3.62%
Dividend yield	0.34%
Volatility	34.0%
Expected term (in years)	4.8
The Company granted 75,870 stock-settled RSUs to certain employees during the first quarter of 2026. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $156.21 for stock-settled RSUs granted to employees during the three months ended April 3, 2026. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first quarter of 2026. The weighted-average fair value of the stock-settled PRSUs was $206.28 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At April 3, 2026, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $33.6 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of April 3, 2026 and December 31, 2025:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2026	2025	2026	2025	2026	2025	2026	2025
Financial Assets
Deferred compensation investments	$7,213	$7,175	$7,213	$7,175	$—	$—	$—	$—
Foreign currency forward contracts	492	80	—	—	492	80	—	—
Interest rate swaps	1,176	1,491	—	—	1,176	1,491	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$8,881	$8,746	$7,213	$7,175	$1,668	$1,571	$—	$—
Financial Liabilities
Deferred compensation liability	$7,213	$7,175	$7,213	$7,175	$—	$—	$—	$—
Foreign currency forward contracts	80	490	—	—	80	490	—	—
Interest rate swaps	120	325	—	—	120	325	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$7,413	$7,990	$7,213	$7,175	$200	$815	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of April 3, 2026 and December 31, 2025. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note O — Derivative Instruments and Hedging Activity

The Company may use derivative contracts to hedge exposure to movements in interest rates associated with borrowings, foreign currency exposures, and metal exposures. The objectives and strategies for using derivatives in these areas are as follows:
Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note Q. The swap hedges the change in 1-month Secured Overnight Financial Rate (SOFR) from March 4, 2022 to November 2, 2026. On March 21, 2023, the Company entered into two $50.0 million interest rate swaps to hedge the interest rate risk on the Credit Agreement. Additionally, on April 2, 2026, the Company entered into a forward starting interest rate swap of $25.0 million to hedge the interest rate risk on the Credit Agreement. The swap will hedge the change in 1-month SOFR from November 2, 2026 to June 25, 2030. The purpose of these hedges is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of April 3, 2026 and December 31, 2025:

	April 3, 2026		December 31, 2025
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$48,186	$480	$6,240	$76
Other liabilities and accrued items	5,039	80	56,174	489
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.8 million of foreign currency gains and $0.5 million of foreign currency losses related to derivatives in the first quarter of 2026 and 2025, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and the balance sheet classification as of April 3, 2026 and December 31, 2025:

	April 3, 2026
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$388	$12	$—	$—	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	225,000	1,176	—	93	27
Total	$225,388	$1,188	$—	$93	$27

	December 31, 2025
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$579	$3	$—	$—	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	1,491	—	325	—
Total	$200,579	$1,494	$—	$325	$—
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $1.1 million of gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At April 3, 2026, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note L for additional OCI details.
The following table summarizes the amounts reclassified from accumulated other comprehensive income related to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the first quarter of 2026 and 2025:

		First Quarter Ended
(Thousands)		April 3, 2026	March 28, 2025
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$2	$(34)
Precious metal swaps	Cost of sales	—	—
Interest rate swap	Interest expense - net	(484)	(763)
Total		$(482)	$(797)

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
Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $2.4 million and $2.5 million at April 3, 2026 and December 31, 2025, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Note Q — Debt

(Thousands)	April 3, 2026	December 31, 2025
Borrowings under Credit Agreement	$253,125	$221,125
Borrowings under the Term Loan Facility	220,781	222,188
Overdraft Sweep Facility	8,780	15,659
Foreign debt	8,981	1,670
Total debt outstanding	491,667	460,642
Current portion of long-term debt	(23,050)	(22,445)
Gross long-term debt	468,617	438,197
Unamortized deferred financing fees	(1,746)	(1,849)
Long-term debt	$466,871	$436,348

As of April 3, 2026 and December 31, 2025, the Company had $253.1 million outstanding at an average interest rate of 5.17% and $221.1 million outstanding at an average interest rate of 5.26% respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of April 3, 2026 was $191.7 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2030.

In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of April 3, 2026, the overdraft sweep facility had a balance of $8.8 million. The overdraft sweep facility allows for an additional $30.0 million of liquidity. The amended and restated credit agreement governing the revolving credit facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of April 3, 2026.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings up to $22.6 million. At April 3, 2026 the Company had borrowings outstanding of $8.3 million, which reduced the aggregate availability under these facilities to $14.3 million.

The balance outstanding on the term loan facility as of April 3, 2026 and December 31, 2025 was $220.8 million and $222.2 million, respectively.

At April 3, 2026 and December 31, 2025, there was $5.2 million outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

First Quarter

	First Quarter Ended
	April 3,	March 28,	$	%
(Thousands, except per share data)	2026	2025	Change	Change
Net sales	$549,824	$420,330	$129,494	31%
Value-added sales	261,790	259,346	2,444	1%
Gross margin	81,835	76,179	5,656	7%
Gross margin as a % of net sales	15%	18%
Gross margin as a % of value-added sales	31%	29%
Selling, general, and administrative (SG&A) expense	36,200	35,445	755	2%
SG&A expense as a % of net sales	7%	8%
SG&A expense as a % of value-added sales	14%	14%
Research and development (R&D) expense	6,157	6,505	(348)	(5)%
R&D expense as a % of net sales	1%	2%
R&D expense as a % of value-added sales	2%	3%
Restructuring expense	2,295	2,038	257	13%
Other—net	9,008	4,996	4,012	80%
Operating profit	28,175	27,195	980	4%
Other non-operating (income)—net	(309)	(666)	357	(54)%
Interest expense—net	7,578	6,917	661	10%
Income before income taxes	20,906	20,944	(38)	NM
Income tax expense	1,533	3,246	(1,713)	(53)%
Net income	$19,373	$17,698	$1,675	9%

Diluted earnings per share	$0.92	$0.85	$0.07	8%
NM = Not Meaningful

Net sales of $549.8 million in the first quarter of 2026 increased $129.5 million from $420.3 million in the first quarter of 2025. An increase in net sales in the Electronic Materials and Precision Optics segments were partially offset by decreased net sales in the Performance Materials segment. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $132.6 million when compared to the prior year period. At the Company level, increases in the semiconductor (69%) and energy (27%) end markets were partially offset by a decrease in the consumer electronics (37%) and life sciences (113%) end markets, primarily driven by the increases in precious metal pricing. Additionally, there was a $2.9 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2025. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in metal prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $261.8 million in the first quarter of 2026 increased $2.4 million, or 1%, compared to the first quarter of 2025. The increase was driven by volume increase in the aerospace and defense (12%) and semiconductor (7%) end markets partially offset by a sales volume decrease in the consumer electronics (44%) end market. Additionally, there was a $2.9 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first quarter of 2025.

Gross margin in the first quarter of 2026 was $81.8 million, an increase of 7% compared to the first quarter of 2025. Gross margin expressed as a percentage of net sales was 15% in the first quarter of 2026 and 18% in the first quarter of 2025. Gross margin expressed as a percentage of value-added sales increased to 31% in the first quarter of 2026 from 29% in the first quarter of 2025. Gross margin as a percentage of value-added sales increased due to product mix, manufacturing efficiencies and the increase in hydroxide sales, which favorably impacted margins in the first quarter of 2026 compared to the same period in 2025.

SG&A expense was $36.2 million in the first quarter of 2026, compared to $35.4 million in the first quarter of 2025. The increase in SG&A expense was primarily due to higher stock compensation expense and the timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense decreased from 8% in the first quarter of 2025 to 7% in the first quarter of 2026, primarily due to the impact of precious metal pricing on net sales. Expressed as a percentage of value-added sales, SG&A expense was 14% in both the first quarter of 2026 and 2025.

R&D expense consists primarily of direct personnel costs for pre-production evaluation and testing of new products, prototypes, and applications. R&D spend was 1% and 2% of net sales in the first quarter of 2026 and 2025, respectively. R&D spend was 2% and 3% of value-added sales in the first quarter of 2026 and 2025, respectively.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first quarter of 2026, we recorded a combined total of $2.3 million of restructuring charges across all segments, compared to $2.0 million of restructuring charges across all segments in the first quarter of 2025.

Other-net was $9.0 million of expense in the first quarter of 2026, or a $4.0 million increase from the first quarter of 2025, impacted by a $3.9 million increase in metal consignment fees due to the increase in precious metal prices. Refer to Note F to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income) expense-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $7.6 million and $6.9 million in the first quarter of 2026 and 2025, respectively. The increase in interest expense is primarily due to an increase in borrowings compared to the prior year period.

Income tax expense for the first quarter of 2026 was expense of $1.5 million, compared to $3.2 million in the first quarter of 2025. The effective tax rate for the first quarter of 2026 and 2025 was 7.3% and 15.5%, respectively. The effective tax rate for the first quarter of 2026 is lower than the statutory tax rate primarily due to the impact of the foreign-derived deduction eligible income, excess tax benefits from stock-based compensation awards and percentage depletion. The effective tax rate for the first quarter of 2025 was lower than the statutory tax rate primarily due to the impact of percentage depletion, the foreign-derived intangible income deduction, and the advanced manufacturing production credit. The effective tax rate for the first three months of 2026 included a net discrete income tax benefit of $1.6 million primarily from stock-based compensation awards. The effective tax rate for the first three months of 2025 included a net discrete income tax expense of $0.1 million. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure

A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the first quarter of 2026 and 2025 is as follows:

	First Quarter Ended
	April 3,	March 28,
(Thousands)	2026	2025
Net sales
Performance Materials	$155,665	$173,987
Electronic Materials	363,364	224,795
Precision Optics	30,795	21,548
Other	—	—
Total	$549,824	$420,330

Less: pass-through metal costs
Performance Materials	$16,181	$13,940
Electronic Materials	271,796	146,982
Precision Optics	57	62
Other	—	—
Total	$288,034	$160,984

Value-added sales
Performance Materials	$139,484	$160,047
Electronic Materials	91,568	77,813
Precision Optics	30,738	21,486
Other	—	—
Total	$261,790	$259,346
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
The primary measurement used by management to measure the financial performance of each segment is EBITDA. Refer to Note C to the Consolidated Financial Statements for the reconciliation of EBITDA by segment to consolidated net income.

Performance Materials
First Quarter

	First Quarter Ended
	April 3,	March 28,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$155,665	$173,987	$(18,322)	(11)%
Value-added sales	139,484	160,047	(20,563)	(13)%
EBITDA	23,801	40,673	(16,872)	(41)%
Net sales from the Performance Materials segment of $155.7 million in the first quarter of 2026 decreased 11% compared to net sales of $174.0 million in the first quarter of 2025. The decrease in sales was due to lower sales volumes in the consumer electronics (48%) end market. This decrease was partially offset by a year over year increase in the volume of raw material beryllium hydroxide sales totaling $2.9 million. The decrease in the consumer electronics end market reflects lower volumes due to a controlled ramp of production during the first quarter of 2026 from the quality issue that occurred in the fourth quarter of 2025 with a large precision clad strip customer within the Performance Materials segment. The Company continues to work closely with our customer, ensuring processes and procedures implemented in the fourth quarter of 2025 reduce the risk of future occurrences.
Value-added sales of $139.5 million in the first quarter of 2026 were 13% lower than value-added sales of $160.0 million in the first quarter of 2025. The decrease in value-added sales was due to the same factors driving the decrease in net sales.
EBITDA for the Performance Materials segment was $23.8 million in the first quarter of 2026 compared to $40.7 million in the first quarter of 2025. The decrease was primarily driven by lower sales volumes and an incremental $3.5 million of additional net costs related to the quality issue described above. These costs included capacity-related charges and expenses incurred to reimburse customers for incremental shipping and related tariff costs associated with procuring substitute materials necessary to meet their demand requirements. Partially offsetting these impacts were the reversal of previously reserved material costs, and lower SG&A expenses in the first quarter of 2026 compared to the same period in 2025. In addition, the increase in hydroxide sales favorably impacted margins.

Electronic Materials
First Quarter

	First Quarter Ended
	April 3,	March 28,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$363,364	$224,795	$138,569	62%
Value-added sales	91,568	77,813	13,755	18%
EBITDA	25,529	11,078	14,451	130%
Net sales from the Electronic Materials segment of $363.4 million in the first quarter of 2026 increased 62% from net sales of $224.8 million in the first quarter of 2025. The increase in net sales was due to higher pass-through metal pricing, accounting for an increase of $132.6 million compared to the first quarter of 2025. These increases were partially offset by a decrease in sales volumes in the life sciences end market (246%) due to the exit of low margin business.
Value-added sales of $91.6 million in the first quarter of 2026 were 18% higher than value-added sales of $77.8 million in the first quarter of 2025. The increase in value-added sales was primarily driven by volume increases in the semiconductor end market noted above.
EBITDA for the Electronic Materials segment was $25.5 million in the first quarter of 2026 compared to $11.1 million in the first quarter of 2025. EBITDA in the first quarter of 2026 was favorably impacted by $9.7 million of incremental margin from higher sales volumes, as well as the favorable impact of operational and manufacturing efficiencies. This was partially offset by $3.1 million of higher consignment fees due to the increases in the price of precious metals.

Precision Optics
First Quarter

(Thousands)	First Quarter Ended
	April 3,	March 28,	$	%
	2026	2025	Change	Change
Net sales	$30,795	$21,548	$9,247	43%
Value-added sales	30,738	21,486	9,252	43%
EBITDA	4,674	(1,482)	6,156	NM
Net sales from the Precision Optics segment of $30.8 million in the first quarter of 2026 increased 43% compared to net sales of $21.5 million in the first quarter of 2025. The increase was primarily due to higher sales volumes in the aerospace and defense (61%), life sciences (41%) and industrial (22%) end markets.
Value-added sales of $30.7 million in the first quarter of 2026 increased 43% compared to value-added sales of $21.5 million in the first quarter of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $4.7 million in the first quarter of 2026, compared to a loss of $1.5 million in the first quarter of 2025. The increase in EBITDA was primarily driven by favorable impacts of volume/mix of $5.4 million and manufacturing efficiencies, partially offset by an increase in incentive compensation expense due to year to date performance.

Other
First Quarter

(Thousands)	First Quarter Ended
	April 3,	March 28,	$	%
	2026	2025	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(7,094)	(5,870)	(1,224)	21%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $7.1 million in the first quarter of 2026 compared to $5.9 million in the first quarter of 2025. Corporate costs were 1% of Company-wide net sales in the first quarter of 2026 and 2025. Corporate costs were 3% and 2% of Company-wide value-added sales in the first quarter of 2026 and 2025, respectively. The increase in corporate costs were due to $0.4 million of higher stock compensation expense and $0.4 million of higher restructuring costs in the first quarter of 2026 compared to the same period in 2025.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	April 3,	March 28,	$
(Thousands)	2026	2025	Change
Net cash (used in) provided by operating activities	$(4,307)	$15,502	$(19,809)
Net cash used in investing activities	(15,349)	(20,738)	5,389
Net cash provided by financing activities	22,381	3,478	18,903
Effects of exchange rate changes	(217)	679	(896)
Net change in cash and cash equivalents	$2,508	$(1,079)	$3,587

Net cash (used in) provided by operating activities was a usage of $4.3 million in the first three months of 2026 compared to net cash provided by operating activities of $15.3 million in the prior-year period. The unfavorable change in cash use in operating activities was primarily driven by an increase in accounts receivables and accounts payables due to timing and the increase in the price of precious metal, resulting in a net use of cash of $8.7 million in the first quarter of 2026 compared a net use of cash of $5.7 million in the same period in the prior year. Increases in inventory to support business growth resulted in a use of cash of $28.9 million in the first quarter of 2026 compared to cash provided by the sale of inventory of $0.4 million in the same period in the prior year.
Net cash used in investing activities was $15.3 million in the first quarter of 2026 compared to $20.7 million in the prior-year period. The decrease in cash used in investing activities is due to lower mine development costs offset by higher capital expenditures in the first quarter of 2026 compared to the first quarter of 2025.
Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2026, the Company expects payments for property, plant, and equipment to be approximately $100 million.
Net cash provided by financing activities totaled $22.4 million in the first three months of 2026 compared to net cash provided by financing activities of $3.5 million in the prior-year period. The increase in borrowings in the first three months of 2026 from the same period in the prior year was a result of an increase in accounts receivables and accounts payables due to a significant increase in the price of precious metals and an increase in inventory to support business growth.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the inherent use of estimates and management’s judgment in establishing those estimates. For additional information regarding critical accounting policies, please refer to our 2025 Annual Report on Form 10-K.

Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At April 3, 2026, cash and cash equivalents held by our foreign operations totaled $15.4 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.

A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of April 3, 2026 and December 31, 2025 is as follows:

	April 3,	December 31,
(Thousands)	2026	2025
Cash and cash equivalents	$16,189	$13,681
Total outstanding debt	489,921	458,793
Net debt	$(473,732)	$(445,112)
Available borrowing capacity	$191,675	$223,675
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the credit agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of April 3, 2026 and December 31, 2025. Cash on hand up to $35.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2025, we entered into a precious metals consignment agreement, maturing on August 31, 2028, which replaced the consignment agreements that would have matured on August 31, 2025. The available and unused capacity under the metal consignment agreements expiring in August 2028 totaled approximately $270.3 million as of April 3, 2026, compared to $173.8 million as of December 31, 2025.
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

We paid cash dividends of $2.9 million on our common stock in the first quarter of 2026. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper and nickel we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals, copper and nickel was $579.7 million and $526.2 million as of April 3, 2026 and December 31, 2025, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of April 3, 2026. For additional information on our contractual and other obligations, refer to our 2025 Annual Report on Form 10-K.

Forward-looking Statements: Portions of the narrative set forth in this document that are not statements of historical or current facts are forward-looking statements. Our actual future performance may materially differ from that contemplated by the forward-looking statements as a result of a variety of factors. These factors include, in addition to those mentioned elsewhere herein: the global economy, including inflationary pressures, potential future recessionary conditions and the impact of tariffs and trade agreements; the impact of any U.S. Federal Government shutdowns or sequestrations; the condition of the markets which we serve, whether defined geographically or by segment; changes in product mix and the financial condition of customers; our success in developing and introducing new products and new product ramp-up rates; our success in passing through the costs of raw materials to customers or otherwise mitigating fluctuating prices for those materials, including the impact of fluctuating prices on inventory values; our success in identifying acquisition candidates and in acquiring and integrating such businesses; the impact of the results of acquisitions on our ability to fully achieve the strategic and financial objectives related to these acquisitions; our success in implementing our strategic plans and the timely and successful start-up and completion of any capital projects; other financial and economic factors, including the cost and availability of raw materials (both base and precious metals), physical inventory valuations, metal consignment fees, tax rates, exchange rates, interest rates, pension costs and required cash contributions and other employee benefit costs, energy costs, regulatory compliance costs, the cost and availability of insurance, credit availability, and the impact of the Company’s stock price on the cost of incentive compensation plans; the uncertainties related to the impact of war, terrorist activities, and acts of God; changes in government regulatory requirements and the enactment of new legislation that impacts our obligations and operations; the conclusion of pending litigation matters in accordance with our expectation that there will be no material adverse effects; the disruptions in operations from, and other effects of, catastrophic and other extraordinary events including geopolitical conflicts such as the conflict between Russia and Ukraine and the conflict between the United States and Iran; realization of financial benefits expected from the Inflation Reduction Act of 2022; and the risk factors set forth in Part 1, Item 1A of the Company's 2025 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risks, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10-K. There have been no material changes in our market risks since the inclusion of this discussion in our 2025 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of April 3, 2026 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of April 3, 2026.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended April 3, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through February 6, 2026	—	$—	—	$50,000,000
February 6 through March 6, 2026	—	—	—	50,000,000
March 6 through April 3, 2026	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)	On January 14, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its common stock. On October 29, 2025, the Company announced its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock, which authorization replaced the existing 2014 authorization. During the three months ended April 3, 2026, the Company did not repurchase any shares under this authorization.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information
During the quarter ended April 3, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

4.1
Amendment No. 1 dated as of June 26, 2025 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2025, by and among Materion Corporation, the foreign subsidiary borrowers party thereto from time to time, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank National Association and Bank of America, N.A., as co-syndication agents, KeyBank National Association and PNC Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and BofA Securities, Inc., as joint bookrunners and joint lead arrangers*

10.1	Materion and Subsidiaries Annual Incentive Plan for the 2026 Plan Year*
10.2	Form of 2026 Performance-Based Restricted Stock Unit Agreement under the Materion Corporation 2025 Equity and Incentive Compensation Plan, covering grants made in 2026*
10.3	Form of 2026 Appreciation Rights Agreement under the Materion Corporation 2025 Equity and Incentive Compensation Plan, covering grants made in 2026*
10.4	Form of 2026 Restricted Stock Unit Agreement under the Materion Corporation 2025 Equity and Incentive Compensation Plan, covering grants made in 2026*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended April 3, 2026*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: April 29, 2026
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)