Form 10-Q
period 2026-07-03
MATERION Corp
filed 2026-08-05
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at July 3, 2026: 20,833,725.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(Thousands, except per share amounts)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net sales	$613,906	$431,658	$1,163,730	$851,988
Cost of sales	509,564	349,000	977,553	693,151
Gross margin	104,342	82,658	186,177	158,837
Selling, general, and administrative expense	42,321	35,039	78,521	70,484
Research and development expense	6,562	6,413	12,719	12,918
Restructuring expense	324	479	2,619	2,517
Other—net	3,424	3,908	12,432	8,904
Operating profit	51,711	36,819	79,886	64,014
Other non-operating income—net	(317)	(567)	(627)	(1,233)
Interest expense—net	7,526	8,230	15,104	15,147
Income before income taxes	44,502	29,156	65,409	50,100
Income tax expense	5,744	4,016	7,277	7,262
Net income	$38,758	$25,140	$58,132	$42,838
Basic earnings per share:
Net income per share of common stock	$1.86	$1.21	$2.80	$2.06
Diluted earnings per share:
Net income per share of common stock	$1.84	$1.21	$2.76	$2.05
Weighted-average number of shares of common stock outstanding:
Basic	20,821	20,779	20,791	20,779
Diluted	21,075	20,833	21,048	20,874

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Thousands)	2026	2025	2026	2025
Net income	$38,758	$25,140	$58,132	$42,838
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,017)	6,583	(2,382)	10,211
Derivative and hedging activity, net of tax	(34)	(623)	(112)	(1,979)
Pension and post-employment benefit adjustment, net of tax	73	(21)	227	1,054
Other comprehensive income (loss)	(978)	5,939	(2,267)	9,286
Comprehensive income	$37,780	$31,079	$55,865	$52,124

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 3,	Dec. 31,
(Thousands)	2026	2025
Assets
Current assets
Cash and cash equivalents	$19,987	$13,681
Accounts receivable, net	260,779	222,916
Inventories, net	487,444	461,231
Prepaid and other current assets	101,746	91,692
Total current assets	869,956	789,520
Deferred income taxes	8,816	7,727
Property, plant, and equipment	1,408,924	1,376,703
Less allowances for depreciation, depletion, and amortization	(877,237)	(841,245)
Property, plant, and equipment, net	531,687	535,458
Operating lease, right-of-use assets	56,974	62,036
Intangible assets, net	99,893	105,874
Other assets	23,185	21,529
Goodwill	280,186	280,657
Total Assets	$1,870,697	$1,802,801
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$17,478	$22,445
Accounts payable	192,292	148,642
Salaries and wages	24,074	19,312
Other liabilities and accrued items	46,328	45,445
Income taxes	3,349	5,054
Unearned revenue	12,271	12,685
Total current liabilities	295,792	253,583
Other long-term liabilities	13,286	12,556
Operating lease liabilities	58,170	60,568
Finance lease liabilities	12,671	13,384
Retirement and post-employment benefits	23,155	23,931
Unearned income	46,454	55,862
Long-term income taxes	901	532
Deferred income taxes	2,191	2,760
Long-term debt	423,210	436,348
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both July 3rd and December 31st)	380,134	351,901
Retained earnings	964,469	912,361
Common stock in treasury	(302,376)	(277,473)
Accumulated other comprehensive loss	(52,848)	(50,581)
Other equity	5,488	7,069
Total shareholders' equity	994,867	943,277
Total Liabilities and Shareholders’ Equity	$1,870,697	$1,802,801

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 3,	June 27,
(Thousands)	2026	2025
Cash flows from operating activities:
Net income	$58,132	$42,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	37,614	34,047
Amortization of deferred financing costs in interest expense	478	1,412
Stock-based compensation expense (non-cash)	8,635	5,437
Deferred income tax (benefit)	(1,618)	(25)
Changes in assets and liabilities:
Accounts receivable	(39,130)	(949)
Inventory	(21,938)	94
Prepaid and other current assets	(11,861)	(3,029)
Accounts payable and accrued expenses	45,579	4,193
Unearned revenue	(7,098)	(8,525)
Interest and taxes payable	(591)	(1,230)
Other-net	2,304	(8,821)
Net cash provided by operating activities	70,506	65,442
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(29,818)	(25,003)
Payments for mine development	(1,661)	(10,175)
Proceeds from sale of property, plant, and equipment	—	266
Net cash used in investing activities	(31,479)	(34,912)
Cash flows from financing activities:
Repayments of borrowings under credit facilities, net	(14,962)	(2,219)
Repayment of debt	(3,033)	(15,111)
Principal payments under finance lease obligations	(306)	(306)
Cash dividends paid	(5,926)	(5,705)
Deferred financing costs	—	(2,856)
Repurchase of common stock	—	(7,843)
Payments of withholding taxes for stock-based compensation awards	(7,888)	(2,337)
Net cash used in financing activities	(32,115)	(36,377)
Effects of exchange rate changes	(606)	1,725
Net change in cash and cash equivalents	6,306	(4,122)
Cash and cash equivalents at beginning of period	13,681	16,713
Cash and cash equivalents at end of period	$19,987	$12,591

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at April 3, 2026	20,801	6,347	$368,264	$928,796	$(295,362)	$(51,870)	$7,135	$956,963
Net income	—	—	—	38,758	—	—	—	38,758
Other comprehensive income	—	—	—	—	—	(978)	—	(978)
Cash dividends declared ($0.145 per share)	—	—	—	(3,021)	—	—	—	(3,021)
Stock-based compensation activity	42	(42)	11,830	(64)	(6,549)	—	—	5,217
Payments of withholding taxes for stock-based compensation awards	(10)	10	—	—	(2,116)	—	—	(2,116)
Directors’ deferred compensation	1	(1)	40	—	1,651	—	(1,647)	44
Balance at July 3, 2026	20,834	6,314	$380,134	$964,469	$(302,376)	$(52,848)	$5,488	$994,867

Balance at March 28, 2025	20,814	6,334	$342,759	$864,002	$(267,756)	$(57,699)	$6,623	$887,929
Net income	—	—	—	25,140	—	—	—	25,140
Other comprehensive income	—	—	—	—	—	5,939	—	5,939
Cash dividends declared ($0.140 per share)	—	—	—	(2,902)	—	—	—	(2,902)
Stock-based compensation activity	14	(14)	2,887	7	(443)	—	—	2,451
Repurchase of common stock	(100)	100	—	—	(7,843)	—	—	(7,843)
Payments of withholding taxes for stock-based compensation awards	(2)	2	—	—	(113)	—	—	(113)
Directors’ deferred compensation	1	(1)	20	—	(292)	—	316	44
Balance at June 27, 2025	20,727	6,421	$345,666	$886,247	$(276,447)	$(51,760)	$6,939	$910,645

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2025	20,735	6,413	$351,901	$912,361	$(277,473)	$(50,581)	$7,069	$943,277
Net income	—	—	—	58,132	—		—	58,132
Other comprehensive loss	—	—	—	—	—	(2,267)	—	(2,267)
Cash dividends declared ($0.285 per share)	—	—	—	(5,926)	—	—	—	(5,926)
Stock-based compensation activity	144	(144)	28,162	(98)	(18,615)	—	—	9,449
Payments of withholding taxes for stock-based compensation awards	(46)	46	—	—	(7,888)	—	—	(7,888)
Directors’ deferred compensation	1	(1)	71	—	1,600	—	(1,581)	90
Balance at July 3, 2026	20,834	6,314	$380,134	$964,469	$(302,376)	$(52,848)	$5,488	$994,867

Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881
Net income	—	—	—	42,838	—		—	42,838
Other comprehensive loss	—	—	—	—	—	9,286	—	9,286
Cash dividends declared ($0.275 per share)	—	—	—	(5,705)	—	—	—	(5,705)
Stock-based compensation activity	89	(89)	9,484	3	(4,050)	—	—	5,437
Repurchase of common stock	(100)	100	—	—	(7,843)	—	—	(7,843)
Payments of withholding taxes for stock-based compensation awards	(27)	27	—	—	(2,337)	—	—	(2,337)
Directors’ deferred compensation	1	(1)	46	—	(337)	—	379	88
Balance at June 27, 2025	20,727	6,421	$345,666	$886,247	$(276,447)	$(51,760)	$6,939	$910,645

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
New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Company does not expect it will have a material impact on its financial condition or results of operations.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The total purchase price was allocated to identifiable assets and liabilities based upon the preliminary estimates of fair value at the date of the acquisition, which primarily included property, plant and equipment, and a developed technology intangible asset of $2.1 million. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill and approximated $14.9 million. The goodwill is deductible for Korean tax purposes. The fair value of the acquired intangible asset is determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. These assumptions are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date, primarily related to intangible assets, which may result in adjustments to the preliminary values discussed above as valuations are finalized. No material provisional adjustments to the acquisition accounting have been recorded during 2026. We expect to finalize these amounts as soon as possible, but no later than the end of the third quarter of 2026.
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

The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization (EBITDA). The below table presents financial information for each segment and a reconciliation of EBITDA to Net Income (the most directly comparable GAAP financial measure) for the second quarter and first six months of 2026 and 2025:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Second quarter ended July 3, 2026
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$207,949	$375,181	$30,776	$—	$613,906

Less:
Cost of sales	156,381	334,403	18,773	7	509,564
Selling, general and administrative expense	14,877	10,723	4,988	11,733	42,321
Other segment items (2)	260	6,867	2,609	257	9,993
Plus:
Segment depreciation, depletion and amortization	11,871	4,644	2,198	475	19,188
Segment EBITDA	$48,302	$27,832	$6,604	$(11,522)	$71,216
Income tax expense					5,744
Interest expense - net					7,526
Depreciation, depletion and amortization					19,188
Net Income					$38,758

	Second quarter ended June 27, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$182,778	$224,427	$24,453	$—	$431,658

Less:
Cost of sales	133,770	197,166	17,995	69	349,000
Selling, general and administrative expense	14,242	9,125	4,316	7,356	35,039
Other segment items (2)	3,864	4,796	2,603	(1,030)	10,233
Plus:
Segment depreciation, depletion and amortization	10,192	4,261	2,560	496	17,509
Segment EBITDA	$41,094	$17,601	$2,099	$(5,899)	$54,895
Income tax expense					4,016
Interest expense - net					8,230
Depreciation, depletion and amortization					17,509
Net Income					$25,140

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	First six months ended July 3, 2026
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$363,614	$738,545	$61,571	$—	$1,163,730

Less:
Cost of sales	280,989	657,970	38,588	6	977,553
Selling, general and administrative expense	28,942	20,893	10,197	18,489	78,521
Other segment items (2)	4,468	15,598	5,992	1,085	27,143
Plus:
Segment depreciation, depletion and amortization	22,888	9,278	4,483	965	37,614
Segment EBITDA	$72,103	$53,362	$11,277	$(18,615)	$118,127
Income tax expense					7,277
Interest expense - net					15,104
Depreciation, depletion and amortization					37,614
Net Income					$58,132

	First six months ended June 27, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$356,765	$449,222	$46,001	$—	$851,988

Less:
Cost of sales	259,526	398,223	35,319	83	693,151
Selling, general and administrative expense	28,223	19,744	8,702	13,815	70,484
Other segment items (2)	6,871	11,104	6,278	(1,147)	23,106
Plus:
Segment depreciation, depletion and amortization	19,622	8,528	4,915	982	34,047
Segment EBITDA	$81,767	$28,679	$617	$(11,769)	$99,294
Income tax expense					7,262
Interest expense - net					15,147
Depreciation, depletion and amortization					34,047
Net Income					$42,838

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Excludes inter-segment sales of $2.1 million and $2.0 million for the second quarter of 2026 and 2025, respectively, and $4.8 million and $4.6 million for the first six months of 2026 and 2025, respectively, for Electronic Materials. Inter-segment sales are eliminated in consolidation.

(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note E
•Non-operating expenses primarily related to pension costs

The following table disaggregates revenue for each segment by end market for the second quarter and first six months of 2026 and 2025:

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Second Quarter 2026
End Market
Semiconductor	$3,891	$298,807	$2,430	$—	$305,128
Industrial	33,966	14,448	7,866	—	56,280
Aerospace and defense	61,518	3,431	9,722	—	74,671
Consumer electronics	46,452	10,462	3,246	—	60,160
Automotive	18,282	254	1,979	—	20,515
Energy	15,582	37,214	—	—	52,796
Life sciences	1,856	5,835	5,533	—	13,224
Other	26,402	4,730	—	—	31,132
Total	$207,949	$375,181	$30,776	$—	$613,906

Second Quarter 2025
End Market
Semiconductor	$1,758	$189,494	$795	$—	$192,047
Industrial	31,007	9,003	5,748	—	45,758
Aerospace and defense	43,965	2,079	7,273	—	53,317
Consumer electronics	56,672	158	3,223	—	60,053
Automotive	16,835	1,816	1,811	—	20,462
Energy	12,520	13,153	—	—	25,673
Life sciences	2,283	6,514	5,254	—	14,051
Other	17,738	2,210	349	—	20,297
Total	$182,778	$224,427	$24,453	$—	$431,658

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Six Months 2026
End Market
Semiconductor	$6,197	$613,064	$4,228	$—	$623,489
Industrial	67,165	25,428	15,544	—	108,137
Aerospace and defense	105,070	8,856	19,755	—	133,681
Consumer electronics	69,707	14,101	7,323	—	91,131
Automotive	35,328	494	3,922	—	39,744
Energy	28,899	70,550	—	—	99,449
Life sciences	3,715	(2,761)	10,739	—	11,693
Other	47,533	8,813	60	—	56,406
Total	$363,614	$738,545	$61,571	$—	$1,163,730

First Six Months 2025
End Market
Semiconductor	$5,385	$373,243	$1,570	$—	$380,198
Industrial	62,283	18,759	12,022	—	93,064
Aerospace and defense	86,056	3,780	13,514	—	103,350
Consumer electronics	101,707	1,266	6,316	—	109,289
Automotive	33,037	2,542	3,146	—	38,725
Energy	28,940	33,383	—	—	62,323
Life sciences	4,858	12,389	8,945	—	26,192
Other	34,499	3,860	488	—	38,847
Total	$356,765	$449,222	$46,001	$—	$851,988

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at July 3, 2026. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at July 3, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $116.4 million and $21.9 million, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	July 3, 2026	December 31, 2025	$ change	% change
Accounts receivable, trade	$261,405	$223,763	$37,642	17%
Unbilled receivables	55,427	46,548	8,879	19%
Unearned revenue	12,271	12,685	(414)	(3)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the second quarter and first six months of 2026.

During 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company did not sell any receivables in the second quarter of 2026. The company sold a total of $8.1 million of receivables resulting in a loss on sale of $0.1 million for the first six months of 2026. The Company sold a total of $59.4 million of receivables in 2025. The Company did not sell any receivables in the fourth quarter of 2025. Total receivables sold under this program amount to $116.4 million

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $6.9 million of the December 31, 2025 unearned amounts as revenue during the first six months of 2026.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Other-net

Other-net for the second quarter and first six months of 2026 and 2025 is summarized as follows:

	Second Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Thousands)	2026	2025	2026	2025
Amortization of intangible assets	$2,600	$2,806	$5,205	$5,695
Metal consignment fees	4,350	2,460	10,430	4,675
Foreign currency loss (gain)	232	(800)	840	(952)
Other items	(3,758)	(558)	(4,043)	(514)
Total	$3,424	$3,908	$12,432	$8,904

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note F — Restructuring
In fiscal years 2025 and 2024, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and current operating performance. These actions impacted all three of our business segments as well as Corporate. The restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses.
In 2026, the Company continued to implement restructuring actions across all segments. In connection with these actions, we recorded restructuring expenses of $0.3 million and $2.6 million in the three and six months ended July 3, 2026, respectively, compared to $0.5 million and $2.5 million in the three and six months ended June 27, 2025, respectively. All of these charges were associated with workforce reduction, including severance and other personnel-related costs. As of the July 3, 2026, we have substantially completed the restructuring activities expected for the fiscal year 2026.
The activity in the accrued balances incurred in relation to restructuring during the six months ended July 3, 2026 and June 27, 2025, were as follows:

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2025	$—	$83	$59	$9	$151
Additional Charges	636	415	878	690	2,619
Cash Payments	(596)	(463)	(731)	(534)	(2,324)
Balance at July 3, 2026	$40	$35	$206	$165	$446

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	481	577	1,428	31	2,517
Cash Payments	(433)	(859)	(1,305)	(234)	(2,831)
Balance at June 27, 2025	$104	$11	$183	$205	$503
Note G — Income Taxes

The Company's effective tax rate for the second quarter of 2026 and 2025 was 12.9% and 13.8%, respectively, and 11.1% and 14.5% for the first six months of 2026 and 2025, respectively. The effective tax rate for 2026 is lower than the statutory tax rate primarily due to the impact of the foreign-derived deduction eligible income and percentage depletion. The effective tax rate for for 2025 was lower than the statutory tax rate primarily due to the impact of percentage depletion and the advanced manufacturing production credit. The effective tax rate for the first six months of 2026 included a $4.6 million net discrete income tax benefit, which primarily consists of $2.4 million excess tax benefits from stock-based compensation awards, a $1.1 million tax benefit from the release of a valuation allowance previously recorded against the deferred tax assets of one of the Company’s foreign subsidiaries, and a net $0.5 million tax benefit from a Liechtenstein tax review settlement as noted below. The effective tax rate for the first six months of 2025 included a net discrete income tax benefit of $0.6 million, which primarily consisted of $0.2 million of expense for stock-based compensation awards and $0.4 million expense for unrecognized tax benefits.

In the second quarter of 2026, the Company completed a tax review with the Liechtenstein tax authorities for tax years 2020 through 2023, resulting in a settlement related to an intercompany loan impairment that reduced net operating loss carryforwards by $2.5 million. Upon completion of the review, the Company released a $3.0 million uncertain tax position, which was partially offset by a related tax assessment and resulted in a $0.5 million net discrete tax benefit.

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

Pillar Two

The Organization for Economic Co-operation and Development (OECD) introduced rules to establish a global minimum corporate tax rate, commonly referred to as Pillar Two. Many of the key non-U.S. jurisdictions where the Company operates have enacted Pillar Two legislation. While the U.S. has negotiated a “side-by-side” arrangement for the existing U.S. minimum taxes with the intent to exempt U.S. multinational companies from certain Pillar Two provisions, the timing and consistency of implementation across jurisdictions continue to evolve. As more countries adopt the “side-by-side” provisions in 2026, the Company’s Pillar Two tax expense will decrease accordingly. We will continue to evaluate the impact of future Pillar Two legislation on the Company’s effective tax rate.

Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Thousands, except per share amounts)	2026	2025	2026	2025
Numerator for basic and diluted EPS:
Net income	$38,758	$25,140	$58,132	$42,838
Denominator:
Denominator for basic EPS
Weighted-average shares outstanding	20,821	20,779	20,791	20,779
Effect of dilutive securities:
Stock appreciation rights	85	26	83	35
Restricted stock units	113	19	114	40
Performance-based restricted stock units	56	9	60	20
Diluted potential common shares	254	54	257	95
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	21,075	20,833	21,048	20,874
Basic EPS	$1.86	$1.21	$2.80	$2.06
Diluted EPS	$1.84	$1.21	$2.76	$2.05

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 66,097 and 320,477 for the quarters ended July 3, 2026 and June 27, 2025, respectively, and securities totaling 44,903 and 146,804 for the six months ended July 3, 2026 and June 27, 2025, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common stock and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	July 3,	December 31,
(Thousands)	2026	2025
Raw materials and supplies	$140,372	$108,040
Work in process	276,105	298,695
Finished goods	70,967	54,496
Inventories, net	$487,444	$461,231
The Company maintains the majority of the precious metals and portions of copper and nickel used in production on a consignment basis in order to reduce its exposure to metal price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals, copper and nickel was $505.6 million and $526.2 million as of July 3, 2026 and December 31, 2025, respectively.
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

As of July 3, 2026 and December 31, 2025, $41.1 million and $47.5 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of July 3, 2026 and December 31, 2025, $1.8 million and $2.4 million of the prepayments are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit (income)/cost for the second quarter and first six months ended July 3, 2026 and June 27, 2025, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Second Quarter Ended		Second Quarter Ended
	July 3,	June 27,	July 3,	June 27,
(Thousands)	2026	2025	2026	2025
Components of net periodic benefit (income) cost
Service cost	$288	$308	$—	$11
Interest cost	1,838	1,927	31	58
Expected return on plan assets	(2,369)	(2,532)	—	—
Amortization of prior service (benefit) cost	(22)	(23)	—	—
Amortization of net loss (gain)	259	90	(104)	(88)
Net periodic benefit (income) cost	$(6)	$(230)	$(73)	$(19)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Thousands)	2026	2025	2026	2025
Components of net periodic benefit (income) cost
Service cost	$580	$594	$—	$22
Interest cost	3,679	3,837	62	116
Expected return on plan assets	(4,743)	(5,036)	—	—
Amortization of prior service (benefit) cost	(44)	(44)	—	—
Amortization of net loss (gain)	517	179	(208)	(175)
Net periodic benefit (income) cost	$(11)	$(470)	$(146)	$(37)
The Company did not make any contributions to its domestic defined benefit plan in the second quarter or first six months of 2026 or 2025.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the second quarter and first six months of 2026 and 2025 are as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at April 3, 2026	$1,413	$814	$2	$2,229	$(52,287)	$(1,812)	$(51,870)
Other comprehensive income (loss) before reclassifications	(208)	406	—	198	—	(1,017)	(819)
Amounts reclassified from accumulated other comprehensive income (loss)	206	(448)	—	(242)	114	—	(128)
Net current period other comprehensive (loss) income before tax	(2)	(42)	—	(44)	114	(1,017)	(947)
Deferred taxes	—	(10)	—	(10)	41	—	31
Net current period other comprehensive (loss) income after tax	(2)	(32)	—	(34)	73	(1,017)	(978)
Balance at July 3, 2026	$1,411	$782	$2	$2,195	$(52,214)	$(2,829)	$(52,848)

Balance at March 28, 2025	$1,397	$2,430	$2	$3,829	$(53,627)	$(7,901)	$(57,699)
Other comprehensive (loss) income before reclassifications	(45)	91	—	46	—	6,583	6,629
Amounts reclassified from accumulated other comprehensive income (loss)	(60)	(794)	—	(854)	(23)	—	(877)
Net current period other comprehensive (loss) income before tax	(105)	(703)	—	(808)	(23)	6,583	5,752
Deferred taxes	(24)	(161)	—	(185)	(2)	—	(187)
Net current period other comprehensive (loss) income after tax	(81)	(542)	—	(623)	(21)	6,583	5,939
Balance at June 27, 2025	$1,316	$1,888	$2	$3,206	$(53,648)	$(1,318)	$(51,760)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2025	$1,406	$899	$2	$2,307	$(52,441)	$(447)	$(50,581)
Other comprehensive income (loss) before reclassifications	(201)	780	—	579	—	(2,382)	(1,803)
Amounts reclassified from accumulated other comprehensive income (loss)	208	(932)	—	(724)	309	—	(415)
Net current period other comprehensive (loss) income before tax	7	(152)	—	(145)	309	(2,382)	(2,218)
Deferred taxes	2	(35)	—	(33)	82	—	49
Net current period other comprehensive (loss) income after tax	5	(117)	—	(112)	227	(2,382)	(2,267)
Balance at July 3, 2026	$1,411	$782	$2	$2,195	$(52,214)	$(2,829)	$(52,848)

Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive (loss) income before reclassifications	(324)	(595)	—	(919)	1,553	10,211	10,845
Amounts reclassified from accumulated other comprehensive income (loss)	(94)	(1,557)	—	(1,651)	(126)	—	(1,777)
Net current period other comprehensive (loss) income before tax	(418)	(2,152)	—	(2,570)	1,427	10,211	9,068
Deferred taxes	(96)	(495)	—	(591)	373	—	(218)
Net current period other comprehensive (loss) income after tax	(322)	(1,657)	—	(1,979)	1,054	10,211	9,286
Balance at June 27, 2025	$1,316	$1,888	$2	$3,206	$(53,648)	$(1,318)	$(51,760)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares was $5.2 million and $8.6 million in the second quarter and first six months of 2026, respectively, compared to $2.6 million and $5.6 million, respectively, in the same periods of 2025.
The Company granted 47,436 SARs to certain employees during the first six months of 2026. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the six months ended July 3, 2026 were $166.59 and $56.70, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	3.62%
Dividend yield	0.34%
Volatility	34.0%
Expected term (in years)	4.8

The Company granted 93,035 stock-settled RSUs to certain employees during the first six months of 2026. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $161.67 for stock-settled RSUs granted to employees during the six months ended July 3, 2026. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first six months of 2026. The weighted-average fair value of the stock-settled PRSUs was $206.28 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At July 3, 2026, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $32.8 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of July 3, 2026 and December 31, 2025:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2026	2025	2026	2025	2026	2025	2026	2025
Financial Assets
Deferred compensation investments	$7,904	$7,175	$7,904	$7,175	$—	$—	$—	$—
Foreign currency forward contracts	1,575	80	—	—	1,575	80	—	—
Interest rate swaps	1,085	1,491	—	—	1,085	1,491	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$10,564	$8,746	$7,904	$7,175	$2,660	$1,571	$—	$—
Financial Liabilities
Deferred compensation liability	$7,904	$7,175	$7,904	$7,175	$—	$—	$—	$—
Foreign currency forward contracts	277	490	—	—	277	490	—	—
Interest rate swaps	72	325	—	—	72	325	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$8,253	$7,990	$7,904	$7,175	$349	$815	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of July 3, 2026 and December 31, 2025. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

Note O — Derivative Instruments and Hedging Activity

The Company uses derivative contracts to hedge exposure to movements in interest rates associated with borrowings, foreign currency exposures, and precious metal and copper exposures. The objectives and strategies for using derivatives in these areas are as follows:
Interest Rate. On March 4, 2022, the Company entered into a $100.0 million interest rate swap to hedge the interest rate risk on the Credit Agreement described in Note Q. The swap hedges the change in 1-month Secured Overnight Financial Rate (SOFR) from March 4, 2022 to November 2, 2026. On March 21, 2023, the Company entered into two $50.0 million interest rate swaps to hedge the interest rate risk on the Credit Agreement. Additionally, on April 2, 2026 and June 11, 2026, the Company entered into forward starting interest rate swaps of $25.0 million and $15.0 million, respectively, to hedge the interest rate risk on the Credit Agreement. These swaps will hedge the change in 1-month SOFR from November 2, 2026 to June 25, 2030. The purpose of these hedges is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of July 3, 2026 and December 31, 2025:

	July 3, 2026		December 31, 2025
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$48,874	$1,565	$6,240	$76
Other liabilities and accrued items	21,706	277	56,174	489
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $0.6 million and $1.4 million of foreign currency gains in the second quarter and first six months of 2026, respectively, compared to $1.5 million and $2.0 million of foreign currency losses in the second quarter and first six months of 2025, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of July 3, 2026 and December 31, 2025:

	July 3, 2026
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$227	$10	$—	$—	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	240,000	849	237	50	22
Total	$240,227	$859	$237	$50	$22

	December 31, 2025
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$579	$3	$—	$—	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	1,491	—	325	—
Total	$200,579	$1,494	$—	$325	$—
All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $0.8 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At July 3, 2026, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note L for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the second quarter and first six months of 2026 and 2025:

		Second Quarter Ended
(Thousands)		July 3, 2026	June 27, 2025
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$206	$(60)
Precious metal swaps	Cost of sales	—	—
Interest rate swap	Interest expense - net	(448)	(794)
Total		$(242)	$(854)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Six Months Ended
(Thousands)		July 3, 2026	June 27, 2025
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$208	$(94)
Precious metal swaps	Cost of sales	—	—
Interest rate swap	Interest expense - net	(932)	(1,557)
Total		$(724)	$(1,651)

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
On May 13, 2026, the Company received an adverse ruling from the Frankfurt am Main Regional Court in a matter involving Heraeus Metals Germany GmbH & Co. KG (“Heraeus”) related to the theft of 50 kilograms of gold granulate during transport in Germany in 2022. The Company has appealed the ruling. At the time of the incident, the gold was valued at approximately $2.5 million and is valued at approximately $6.7 million as of July 3, 2026, which will fluctuate in future periods as the potential exposure is dependent on future gold prices. The Company expects that approximately $2.5 million of any potential loss will be recoverable under its insurance coverage.

Based on management’s review of the ruling and underlying facts, consultation with legal counsel, and the Company’s appeal, management continues to believe that a loss is not probable at this time. Accordingly, no accrual was recorded at the time of the incident or as of the date of our financial statements. The Company will continue to monitor the appeal process and any changes in facts or circumstances that may affect its assessment.

Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $2.4 million and $2.5 million at July 3, 2026 and December 31, 2025, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note Q — Debt

(Thousands)	July 3, 2026	December 31, 2025
Borrowings under Credit Agreement	$212,125	$221,125
Borrowings under the Term Loan Facility	219,375	222,188
Overdraft Sweep Facility	137	15,659
Foreign debt	10,695	1,670
Total debt outstanding	442,332	460,642
Current portion of long-term debt	(17,478)	(22,445)
Gross long-term debt	424,854	438,197
Unamortized deferred financing fees	(1,644)	(1,849)
Long-term debt	$423,210	$436,348

As of July 3, 2026 and December 31, 2025, the Company had $212.1 million outstanding at an average interest rate of 5.28% and $221.1 million outstanding at an average interest rate of 5.26%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of July 3, 2026 was $232.7 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2030.

In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of July 3, 2026, there was $0.1 million outstanding on the overdraft sweep facility. The facility allows for an additional $30.0 million of liquidity. The amended and restated credit agreement governing the revolving credit facility and the term loan facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of July 3, 2026.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings up to $22.4 million. At July 3, 2026 the Company had borrowings outstanding of $10.1 million which reduced the aggregate availability under these facilities to $12.3 million.

The balance outstanding on the term loan facility as of July 3, 2026 and December 31, 2025 was $219.4 million and $222.2 million, respectively.

At July 3, 2026 and December 31, 2025, there was $5.2 million outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

Second Quarter

	Second Quarter Ended
	July 3,	June 27,	$	%
(Thousands, except per share data)	2026	2025	Change	Change
Net sales	$613,906	$431,658	$182,248	42%
Value-added sales	308,188	268,970	39,218	15%
Gross margin	104,342	82,658	21,684	26%
Gross margin as a % of net sales	17%	19%
Gross margin as a % of value-added sales	34%	31%
Selling, general, and administrative (SG&A) expense	42,321	35,039	7,282	21%
SG&A expense as a % of net sales	7%	8%
SG&A expense as a % of value-added sales	14%	13%
Research and development (R&D) expense	6,562	6,413	149	2%
R&D expense as a % of net sales	1%	1%
R&D expense as a % of value-added sales	2%	2%
Restructuring expense	324	479	(155)	(32)%
Other—net	3,424	3,908	(484)	(12)%
Operating profit	51,711	36,819	14,892	40%
Other non-operating (income)—net	(317)	(567)	250	(44)%
Interest expense—net	7,526	8,230	(704)	(9)%
Income before income taxes	44,502	29,156	15,346	53%
Income tax expense	5,744	4,016	1,728	43%
Net income	$38,758	$25,140	$13,618	54%

Diluted earnings per share	$1.84	$1.21	$0.63	52%

Net sales of $613.9 million in the second quarter of 2026 increased $182.2 million from $431.7 million in the second quarter of 2025. The increase in net sales was primarily attributable to the Electronic Materials segment. The increase in net sales in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $94.6 million when compared to the prior year period. At the Company level, this was driven by volume increases in the energy (106%), semiconductor (59%), and aerospace and defense (40%) end markets. Additionally, there was a $5.9 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2025. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through precious metal market costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $308.2 million in the second quarter of 2026 increased $39.2 million, or 15%, compared to the second quarter of 2025. Volume increases in the aerospace and defense (39%) and semiconductor (23%) end markets were partially offset by decreases in the consumer electronics (17%) end market. Additionally, there was a $5.9 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the second quarter of 2025.

Gross margin in the second quarter of 2026 was $104.3 million, an increase of 26% compared to the second quarter of 2025. Gross margin expressed as a percentage of net sales was 17% in the second quarter of 2026 and 19% in the second quarter of 2025. Gross margin expressed as a percentage of value-added sales was 34% in second quarter of 2026, compared to 31% in the second quarter of 2025. Gross margin as a percentage of value-added sales increased due to product mix, manufacturing efficiencies and the increase in hydroxide sales, which favorably impacted margins in the second quarter of 2026 compared to the same period in 2025.

SG&A expense was $42.3 million in the second quarter of 2026, compared to $35.0 million in the second quarter of 2025. The increase in SG&A expense was primarily due to timing of the incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 7% of net sales in the second quarter of 2026 and 8% in the second quarter of 2025. Expressed as a percentage of value-added sales, SG&A expense was 14% and 13% in the second quarter of 2026 and 2025, respectively.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% of net sales in both the second quarter of 2026 and 2025. R&D expense accounted for 2% of value-added sales in both the second quarter of 2026 and 2025.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. We recorded a combined total of $0.3 million and $0.5 million of restructuring charges across all segments in the second quarter of 2026 and 2025, respectively. Refer to Note F to the Consolidated Financial Statements for details.

Other-net was $3.4 million of expense in the second quarter of 2026, or a decrease of $0.5 million from the second quarter of 2025. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $7.5 million and $8.2 million in the second quarter of 2026 and 2025, respectively. The decrease in interest expense was primarily due to a decrease in interest rates compared to the prior year period.

Income tax expense for the second quarter of 2026 was $5.7 million, compared to $4.0 million in the second quarter of 2025. The Company's effective tax rate for the second quarter of 2026 and 2025 was 12.9% and 13.8%, respectively. The effective tax rate for the second quarter of 2026 is lower than the statutory tax rate primarily due to the impact of the foreign-derived deduction eligible income, and excess tax benefits from stock-based compensation awards. The effective tax rate for the second quarter of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the advanced manufacturing production credit. See Note G to the Consolidated Financial Statements for additional discussion.

Six Months

	Six Months Ended
	July 3,	June 27,	$	%
(Thousands, except per share data)	2026	2025	Change	Change
Net sales	$1,163,730	$851,988	$311,742	37%
Value-added sales	569,978	528,316	41,662	8%
Gross margin	186,177	158,837	27,340	17%
Gross margin as a % of net sales	16%	19%
Gross margin as a % of value-added sales	33%	30%
SG&A expense	78,521	70,484	8,037	11%
SG&A expense as a % of net sales	7%	8%
SG&A expense as a % of value-added sales	14%	13%
R&D expense	12,719	12,918	(199)	(2)%
R&D expense as a % of net sales	1%	2%
R&D expense as a % of value-added sales	2%	2%
Restructuring expense	2,619	2,517	102	4%
Other—net	12,432	8,904	3,528	40%
Operating profit	79,886	64,014	15,872	25%
Other non-operating (income)—net	(627)	(1,233)	606	(49)%
Interest expense—net	15,104	15,147	(43)	—%
Income before income taxes	65,409	50,100	15,309	31%
Income tax expense	7,277	7,262	15	—%
Net income	$58,132	$42,838	$15,294	36%

Diluted earnings per share	$2.76	$2.05	$0.71	35%

Net sales of $1,163.7 million in the first six months of 2026 increased $311.7 million from $852.0 million in the first six months of 2025. The increase in net sales was primarily attributable to the Electronic Materials segment. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $227.3 million when compared to the prior year period. At the Company level, a volume increase in the semiconductor (64%), energy (60%) and aerospace and defense (29%) end markets were partially offset by a volume decrease in the consumer electronics (17%) end market. Additionally, there was a $8.8 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales of $570.0 million in the first six months of 2026 increased $41.7 million, or 8%, compared to the first six months of 2025. Volume increases in the aerospace and defense (26%) and semiconductor (20%) end markets were partially offset by a volume decreases in the consumer electronics (29%) end market. Additionally, there was a $8.8 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the same period in the prior year.

Gross margin in the first six months of 2026 was $186.2 million, an increase of 17% compared to the first six months of 2025. Gross margin expressed as a percentage of net sales was 16% in the first six months of 2026 and 19% in the first six months of 2025. Gross margin expressed as a percentage of value-added sales increased to 33% in the first six months of 2026 from 30% in the first six months of 2025. Gross margin as a percentage of value-added sales increased due to product mix, manufacturing efficiencies and the increase in hydroxide sales, which favorably impacted margins in the first six months of 2026 compared to the same period in 2025.

SG&A expense was $78.5 million in the first six months of 2026, compared to $70.5 million in the first six months of 2025. The increase in SG&A expense was primarily due to timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 7% and 8% in the first six months of 2026 and 2025, respectively. Expressed as a percentage of value-added sales, SG&A expense was 14% in the first six months of 2026 and 13% in the first six months of 2025.

R&D expense consists primarily of direct personnel costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% of net sales in the first six months of 2026 and 2% in the first six months of 2025. R&D expense accounted for 2% of value-added sales in both the first six months of 2026 and 2025.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first six months of 2026, we recorded a combined total of $2.6 million of restructuring charges across all segments, compared to $2.5 million of restructuring charges across all segments in the first six months of 2025. Refer to Note F to the Consolidated Financial Statements for details.

Other-net was $12.4 million of expense in the first six months of 2026, or a $3.5 million increase from the first six months of 2025. Refer to Note E to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $15.1 million in both the first six months of 2026 and 2025, respectively.

Income tax expense was $7.3 million for both the first half of 2025 and 2026. The Company's effective tax rate for the first six months of 2026 and 2025 was 11.1% and 14.5%, respectively. The effective tax rate for the first six months of 2026 is lower than the statutory tax rate primarily due to the impact of the foreign-derived deduction eligible income and excess tax benefits from stock-based compensation awards. The effective tax rate for the first six months of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion and the advanced manufacturing production credit. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the second quarter and first six months of 2026 and 2025 is as follows:

	Second Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Thousands)	2026	2025	2026	2025
Net sales
Performance Materials	$207,949	$182,778	$363,614	$356,765
Electronic Materials	375,181	224,427	738,545	449,222
Precision Optics	30,776	24,453	61,571	46,001
Other	—	—	—	—
Total	$613,906	$431,658	$1,163,730	$851,988

Less: pass-through metal costs
Performance Materials	$17,948	$14,268	$34,129	$28,208
Electronic Materials	287,735	148,378	559,531	295,360
Precision Optics	35	42	92	104
Other	—	—	—	—
Total	$305,718	$162,688	$593,752	$323,672

Value-added sales
Performance Materials	$190,001	$168,510	$329,485	$328,557
Electronic Materials	87,446	76,049	179,014	153,862
Precision Optics	30,741	24,411	61,479	45,897
Other	—	—	—	—
Total	$308,188	$268,970	$569,978	$528,316
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

Performance Materials
Second Quarter

	Second Quarter Ended
	July 3,	June 27,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$207,949	$182,778	$25,171	14%
Value-added sales	190,001	168,510	21,491	13%
EBITDA	48,302	41,094	7,208	18%
Net sales from the Performance Materials segment of $207.9 million in the second quarter of 2026 increased 14% compared to net sales of $182.8 million in the second quarter of 2025. The increase in sales was due to higher sales volumes in the aerospace and defense (40%) end market. Additionally, there was a year over year increase in the volume of raw material beryllium hydroxide sales totaling $5.9 million. This was partially offset by lower sales volumes in the consumer electronics (18%) end market. The decrease in the consumer electronics end market reflects lower volumes resulting from a controlled production ramp during the second quarter of 2026 as part of ongoing operational alignment with a large precision clad strip customer. The Company continues to collaborate closely with this customer to ensure stable and reliable production performance.
Value-added sales of $190.0 million in the second quarter of 2026 were 13% higher than value-added sales of $168.5 million in the second quarter of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $48.3 million in the second quarter of 2026 compared to $41.1 million in the second quarter of 2025. The increase was primarily driven by incremental margin from higher sales volumes and strong price/mix. This was offset by lower margins resulting from reduced sales volumes during the controlled production ramp described above.
Six Months

	Six Months Ended
	July 3,	June 27,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$363,614	$356,765	$6,849	2%
Value-added sales	329,485	328,557	928	—%
EBITDA	72,103	81,767	(9,664)	(12)%
Net sales from the Performance Materials segment of $363.6 million in the first six months of 2026 increased 2% compared to net sales of $356.8 million in the first six months of 2025. The increase in sales was due to higher sales volumes in the aerospace and defense (22%) end market. Additionally, there was a $8.8 million year over year increase in the volume of raw material beryllium hydroxide sales compared to the first six months of 2025. This was partially offset by lower sales volumes in the consumer electronics (31%) end market. The decrease in the consumer electronics end market over the first six months reflects lower volumes resulting from a controlled production ramp during the second quarter of 2026 as part of ongoing operational alignment with a large precision clad strip customer. The Company continues to collaborate closely with this customer to ensure stable and reliable production performance.
Value-added sales of $329.5 million in the first six months of 2026 were flat year over year.
EBITDA for the Performance Materials segment was $72.1 million in the first six months of 2026 compared to $81.8 million in the first six months of 2025. The decrease was driven by lower sales volumes to our large precision clad customer and an incremental $3.5 million of additional net costs related to the controlled production ramp described above. These incremental costs included capacity-related charges and expenses incurred to reimburse customers for incremental shipping and related tariff costs associated with procuring substitute materials necessary to meet their demand requirements. Additionally, there were higher raw material costs and manufacturing inefficiencies that further increased cost in the period. Partially offsetting these impacts were the increases in hydroxide sales that favorably impacted margins.

Electronic Materials
Second Quarter

	Second Quarter Ended
	July 3,	June 27,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$375,181	$224,427	$150,754	67%
Value-added sales	87,446	76,049	11,397	15%
EBITDA	27,832	17,601	10,231	58%
Net sales from the Electronic Materials segment of $375.2 million in the second quarter of 2026 increased by 67% compared to net sales of $224.4 million in the second quarter of 2025. The increase in net sales was due to higher pass-through metal pricing and sales volumes in the semiconductor and energy end markets. Higher pass-through metal pricing contributed $94.6 million compared to the second quarter of 2025.
Value-added sales of $87.4 million in the second quarter of 2026 increased 15% compared to value-added sales of $76.0 million in the second quarter of 2025. The increase in value-added sales was primarily driven by a volume increase in the semiconductor (18%) end market.
EBITDA for the Electronic Materials segment was $27.8 million in the second quarter of 2026 compared to $17.6 million in the second quarter of 2025. EBITDA in the second quarter of 2026 benefited from incremental margin driven by higher sales volumes, strong price/mix, as well as favorable operational and manufacturing efficiencies.

Six Months

	Six Months Ended
	July 3,	June 27,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$738,545	$449,222	$289,323	64%
Value-added sales	179,014	153,862	25,152	16%
EBITDA	53,362	28,679	24,683	86%
Net sales from the Electronic Materials segment of $738.5 million in the first six months of 2026 increased by 64% compared to net sales of $449.2 million in the first six months of 2025. The increase in net sales was due to higher pass-through metal pricing and sales volumes in the semiconductor and energy end markets. Higher pass-through metal pricing contributed $227.3 million compared to the first six months of 2025.
Value-added sales of $179.0 million in the first half of 2026 increased 16% compared to value-added sales of $153.9 million in the first half of 2025. The increase in value-added sales was primarily driven by volume increases in the semiconductor (18%) end market.
EBITDA for the Electronic Materials segment was $53.4 million in the first six months of 2026 compared to $28.7 million in the first six months of 2025. EBITDA in the first six months of 2026 benefited from incremental margin driven by higher sales volumes, strong price/mix, as well as favorable operational and manufacturing efficiencies.

Precision Optics
Second Quarter

(Thousands)	Second Quarter Ended
	July 3,	June 27,	$	%
	2026	2025	Change	Change
Net sales	$30,776	$24,453	$6,323	26%
Value-added sales	30,741	24,411	6,330	26%
EBITDA	6,604	2,099	4,505	215%
Net sales from the Precision Optics segment of $30.8 million in the second quarter of 2026 increased 26% compared to net sales of $24.5 million in the second quarter of 2025. The increase was primarily due to higher sales volumes in the semiconductor (206%), industrial (37%) and aerospace and defense (34%) end markets.
Value-added sales of $30.7 million in the second quarter of 2026 increased 26% compared to value-added sales of $24.4 million in the second quarter of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $6.6 million in the second quarter of 2026 compared to $2.1 million in the second quarter of 2025. The increase in EBITDA was primarily driven by favorable impacts of higher volume, strong price/mix and manufacturing efficiencies, partially offset by an increase in incentive compensation expense due to year to date performance.

Six Months

(Thousands)	Six Months Ended
	July 3,	June 27,	$	%
	2026	2025	Change	Change
Net sales	$61,571	$46,001	$15,570	34%
Value-added sales	61,479	45,897	15,582	34%
EBITDA	11,277	617	10,660	1,728%
Net sales from the Precision Optics segment of $61.6 million in the first half of 2026 increased 34% compared to net sales of $46.0 million in the first half of 2025. The increase was primarily due to higher sales volumes in the semiconductor (169%), aerospace and defense (46%), and industrial (29%) end markets.
Value-added sales of $61.5 million in the first half of 2026 increased 34% compared to value-added sales of $45.9 million in the first half of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $11.3 million in the first six months of 2026 compared to $0.6 million in the first six months of 2025. The increase in EBITDA was primarily driven by favorable of higher volume, strong price/mix and manufacturing efficiencies, partially offset by an increase in incentive compensation expense due to year to date performance.

Other
Second Quarter

(Thousands)	Second Quarter Ended
	July 3,	June 27,	$	%
	2026	2025	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(11,522)	(5,899)	(5,623)	95%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $11.5 million in the second quarter of 2026 compared to $5.9 million in the second quarter of 2025. Corporate costs were 2% and 1% of Company-wide net sales in the second quarter of 2026 and 2025, respectively. Corporate costs were 4% of Company-wide value-added sales in both the second quarter of 2026 and 2025. The increase in corporate costs were primarily due to higher stock compensation and incentive compensation expense due to increased Company performance.

Six Months

(Thousands)	Six Months Ended
	July 3,	June 27,	$	%
	2026	2025	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(18,615)	(11,769)	(6,846)	58%
Corporate costs were $18.6 million in the first half of 2026 compared to $11.8 million in the first half of 2025. Corporate costs were 2% and 1% of Company-wide net sales in the first six months of 2026 and 2025, respectively. Corporate costs were 3% and 2% of Company-wide value-added sales in the first six months of 2026 and 2025, respectively. The increase in corporate costs were primarily due to higher stock compensation and incentive compensation expense due to increased Company performance.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	July 3,	June 27,	$
(Thousands)	2026	2025	Change
Net cash provided by operating activities	$70,506	$65,442	$5,064
Net cash (used in) investing activities	(31,479)	(34,912)	3,433
Net cash (used in) financing activities	(32,115)	(36,377)	4,262
Effects of exchange rate changes	(606)	1,725	(2,331)
Net change in cash and cash equivalents	$6,306	$(4,122)	$10,428
Net cash provided by operating activities totaled $70.5 million in the first six months of 2026 versus $65.4 million in the prior-year period. The $5.1 million increase was primarily driven by an increase in accounts payable and accrued expenses of $41.4 million, due to continued working capital management and timing of payments. These cash inflows were offset by an increase in inventory of $22.0 million to support sales growth, in addition to an increase in accounts receivable of $38.2 million, due to timing of cash collections and higher sales when compared to prior year.
Net cash used in investing activities was $31.5 million in the first six months of 2026 compared to $34.9 million in the prior-year period. The decrease in cash used in investing activities is due to a decrease in mine development costs offset by higher capital expenditures. Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2026, the Company expects payments for property, plant, and equipment to be approximately $100 million.
Net cash used in financing activities totaled $32.1 million in the first six months of 2026 and compared to $36.4 million in the comparable prior-year period. The net financing cash outflow in the first six months of 2026 was primarily driven by debt repayments, made possible by increased cash levels resulting from the Company's ongoing working capital initiatives.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At July 3, 2026, cash and cash equivalents held by our foreign operations totaled $19.0 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of July 3, 2026 and December 31, 2025 is as follows:

	July 3,	December 31,
(Thousands)	2026	2025
Cash and cash equivalents	$19,987	$13,681
Total outstanding debt	440,688	458,793
Net debt	$(420,701)	$(445,112)
Available borrowing capacity	$232,679	$223.675
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the credit agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of July 3, 2026 and December 31, 2025. Cash on hand up to $35.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2025, we entered into a precious metals consignment agreement, maturing on August 31, 2028, which replaced the consignment agreements that would have matured on August 31, 2025. The available and unused capacity under the metal consignment agreements expiring in August 2028 totaled approximately $344.4 million as of July 3, 2026, compared to $173.8 million as of December 31, 2025.
In January 2014, our Board of Directors approved a plan to repurchase up to $50.0 million of our common stock. We repurchased 100,000 shares under this program in the second quarter of 2025 for a total cost of $7.8 million. Since the approval of the repurchase plan, we have purchased 1,354,264 shares at a total cost of $49.5 million. In October 2025, we announced that our Board of Directors had approved a new plan to repurchase up to $50.0 million of our common stock, replacing the plan approved in 2014. The timing of the share repurchases will depend on several factors, including market and business conditions, our cash flow, debt levels, and other investment opportunities. There is no minimum quantity requirement to repurchase our common stock for a given year, and the repurchases may be discontinued at any time.
We paid cash dividends of $3.0 million and $5.9 million on our common stock in the second quarter and first six months of 2026, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper and nickel we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals, copper and nickel was $505.6 million and $526.2 million as of July 3, 2026 and December 31, 2025, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of July 3, 2026. For additional information on our contractual and other obligations, refer to our 2025 Annual Report on Form 10-K.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of July 3, 2026 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of July 3, 2026.
b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended July 3, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4 through May 8, 2026	—	$—	—	$50,000,000
May 9 through June 5, 2026	—	—	—	50,000,000
June 6 through July 3, 2026	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)	On January 14, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its common stock. On October 29, 2025, the Company announced its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock, which authorization replaced the existing 2014 authorization. During the three months ended July 3, 2026, the Company did not repurchase any shares under this authorization.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5. Other Information

During the quarter ended July 3, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended July 3, 2026*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: August 5, 2026
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)