Form 10-Q
period 2026-10-02
MATERION Corp
filed 2026-11-04
CIK 1104657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
Number of Shares of Common Stock, without par value, outstanding at October 2, 2026: 20,860,517.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Materion Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(Thousands, except per share amounts)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net sales	$567,290	$444,808	$1,731,021	$1,296,796
Cost of sales	463,589	358,685	1,441,142	1,051,836
Gross margin	103,701	86,123	289,879	244,960
Selling, general, and administrative expense	42,525	38,256	121,047	108,740
Research and development expense	6,505	6,548	19,224	19,466
Restructuring expense	92	212	2,711	2,729
Other—net	4,172	6,164	16,605	15,068
Operating profit	50,407	34,943	130,292	98,957
Other non-operating (income)—net	(370)	(711)	(997)	(1,944)
Interest expense—net	6,605	7,544	21,709	22,691
Income before income taxes	44,172	28,110	109,580	78,210
Income tax expense	5,840	2,698	13,116	9,960
Net income	$38,332	$25,412	$96,464	$68,250
Basic earnings per share:
Net income per share of common stock	$1.84	$1.23	$4.64	$3.29
Diluted earnings per share:
Net income per share of common stock	$1.81	$1.22	$4.57	$3.27
Weighted-average number of shares of common stock outstanding:
Basic	20,848	20,731	20,810	20,763
Diluted	21,163	20,883	21,116	20,893

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Thousands)	2026	2025	2026	2025
Net income	$38,332	$25,412	$96,464	$68,250
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,155)	(903)	(4,537)	9,308
Derivative and hedging activity, net of tax	399	(435)	287	(2,414)
Pension and post-employment benefit adjustment, net of tax	150	(161)	377	893
Other comprehensive income (loss)	(1,606)	(1,499)	(3,873)	7,787
Comprehensive income	$36,726	$23,913	$92,591	$76,037

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 2,	December 31,
(Thousands)	2026	2025
Assets
Current assets
Cash and cash equivalents	$15,404	$13,681
Accounts receivable, net	268,815	222,916
Inventories, net	485,943	461,231
Prepaid and other current assets	88,911	91,692
Total current assets	859,073	789,520
Deferred income taxes	9,640	7,727
Property, plant, and equipment	1,411,039	1,376,703
Less allowances for depreciation, depletion, and amortization	(870,251)	(841,245)
Property, plant, and equipment, net	540,788	535,458
Operating lease, right-of-use assets	62,286	62,036
Intangible assets, net	96,887	105,874
Other assets	24,900	21,529
Goodwill	279,824	280,657
Total Assets	$1,873,398	$1,802,801
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$19,609	$22,445
Accounts payable	189,139	148,642
Salaries and wages	30,701	19,312
Other liabilities and accrued items	53,914	45,445
Income taxes	809	5,054
Unearned revenue	11,967	12,685
Total current liabilities	306,139	253,583
Other long-term liabilities	13,240	12,556
Operating lease liabilities	61,882	60,568
Finance lease liabilities	12,308	13,384
Retirement and post-employment benefits	22,609	23,931
Unearned income	47,766	55,862
Long-term income taxes	544	532
Deferred income taxes	2,150	2,760
Long-term debt	377,440	436,348
Shareholders’ equity
Serial preferred stock (no par value; 5,000 authorized shares, none issued)	—	—
Common stock (no par value; 60,000 authorized shares, issued shares of 27,148 at both October 2nd and December 31st)	393,918	351,901
Retained earnings	999,726	912,361
Common stock in treasury	(315,418)	(277,473)
Accumulated other comprehensive loss	(54,454)	(50,581)
Other equity	5,548	7,069
Total shareholders' equity	1,029,320	943,277
Total Liabilities and Shareholders’ Equity	$1,873,398	$1,802,801

See the notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2,	September 26,
(Thousands)	2026	2025
Cash flows from operating activities:
Net income	$96,464	$68,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	57,333	51,551
Amortization of deferred financing costs in interest expense	717	1,647
Stock-based compensation expense (non-cash)	12,506	8,520
Deferred income tax expense (benefit)	(2,180)	(43)
Changes in assets and liabilities:
Accounts receivable	(46,747)	1,701
Inventory	(24,202)	(21,980)
Prepaid and other current assets	410	(21,089)
Accounts payable and accrued expenses	56,469	21,532
Unearned revenue	(5,788)	(13,142)
Interest and taxes payable	(2,387)	(1,550)
Other-net	98	(11,673)
Net cash provided by operating activities	142,693	83,724
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(44,291)	(38,741)
Payments for mine development	(13,591)	(19,952)
Proceeds from sale of property, plant, and equipment	—	932
Payments for acquisition, net of cash acquired	—	(19,500)
Net cash used in investing activities	(57,882)	(77,261)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under credit facilities, net	(57,429)	30,574
Repayment of debt	(4,495)	(16,609)
Principal payments under finance lease obligations	(456)	(456)
Cash dividends paid	(8,950)	(8,608)
Deferred financing costs	—	(2,935)
Repurchase of common stock	—	(7,843)
Payments of withholding taxes for stock-based compensation awards	(11,540)	(2,540)
Net cash used in financing activities	(82,870)	(8,417)
Effects of exchange rate changes	(218)	1,652
Net change in cash and cash equivalents	1,723	(302)
Cash and cash equivalents at beginning of period	13,681	16,713
Cash and cash equivalents at end of period	$15,404	$16,411

See notes to these consolidated financial statements.

Materion Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at July 3, 2026	20,834	6,314	$380,134	$964,469	$(302,376)	$(52,848)	$5,488	$994,867
Net income	—	—	—	38,332	—	—	—	38,332
Other comprehensive income	—	—	—	—	—	(1,606)	—	(1,606)
Cash dividends declared ($0.145 per share)	—	—	—	(3,024)	—	—	—	(3,024)
Stock-based compensation activity	39	(39)	13,748	(51)	(9,339)	—	—	4,358
Payments of withholding taxes for stock-based compensation awards	(12)	12	—	—	(3,652)	—	—	(3,652)
Directors’ deferred compensation	—	—	36	—	(51)	—	60	45
Balance at October 2, 2026	20,861	6,287	$393,918	$999,726	$(315,418)	$(54,454)	$5,548	$1,029,320

Balance at June 27, 2025	20,727	6,421	$345,666	$886,247	$(276,447)	$(51,760)	$6,939	$910,645
Net income	—	—	—	25,412	—	—	—	25,412
Other comprehensive income	—	—	—	—	—	(1,499)	—	(1,499)
Cash dividends declared ($0.140 per share)	—	—	—	(2,903)	—	—	—	(2,903)
Stock-based compensation activity	8	(8)	3,557	(65)	(409)	—	—	3,083
Payments of withholding taxes for stock-based compensation awards	(2)	2	—	—	(203)	—	—	(203)
Directors’ deferred compensation	—	—	24	—	(44)	—	64	44
Balance at September 26, 2025	20,733	6,415	$349,247	$908,691	$(277,103)	$(53,259)	$7,003	$934,579

	Common Shares		Shareholders' Equity
(Thousands, except per share amounts)	Common Shares	Common Shares Held in Treasury	Common Stock	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Other Equity	Total
Balance at December 31, 2025	20,735	6,413	$351,901	$912,361	$(277,473)	$(50,581)	$7,069	$943,277
Net income	—	—	—	96,464	—	—	—	96,464
Other comprehensive loss	—	—	—	—	—	(3,873)	—	(3,873)
Cash dividends declared ($0.430 per share)	—	—	—	(8,950)	—	—	—	(8,950)
Stock-based compensation activity	183	(183)	41,910	(149)	(27,954)	—	—	13,807
Payments of withholding taxes for stock-based compensation awards	(58)	58	—	—	(11,540)	—	—	(11,540)
Directors' deferred compensation	1	(1)	107	—	1,549	—	(1,521)	135
Balance at October 2, 2026	20,861	6,287	$393,918	$999,726	$(315,418)	$(54,454)	$5,548	$1,029,320

Balance at December 31, 2024	20,764	6,384	$336,136	$849,111	$(261,880)	$(61,046)	$6,560	$868,881
Net income	—	—	—	68,250	—	—	—	68,250
Other comprehensive loss	—	—	—	—	—	7,787	—	7,787
Cash dividends declared ($0.415 per share)	—	—	—	(8,608)	—	—	—	(8,608)
Stock-based compensation activity	97	(97)	13,041	(62)	(4,459)	—	—	8,520
Repurchase of common stock	(100)	100	—	—	(7,843)	—	—	(7,843)
Payments of withholding taxes for stock-based compensation awards	(29)	29	—	—	(2,540)	—	—	(2,540)
Directors' deferred compensation	1	(1)	70	—	(381)	—	443	132
Balance at September 26, 2025	20,733	6,415	$349,247	$908,691	$(277,103)	$(53,259)	$7,003	$934,579

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
New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Company does not expect it will have a material impact on its financial condition or results of operations.
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
The total purchase price was allocated to identifiable assets and liabilities based upon the preliminary estimates of fair value at the date of the acquisition, which primarily included property, plant and equipment, and a developed technology intangible asset of $2.1 million. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill and approximated $14.9 million. The goodwill is deductible for Korean tax purposes. The fair value of the acquired intangible asset is determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. These assumptions were subject to revision as additional information regarding the facts and circumstances that existed as of the acquisition date were obtained, primarily related to intangible assets. No material provisional adjustments to the acquisition accounting were recorded during 2026, and the purchase price allocation was finalized.

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
The primary measures used by management to allocate resources and measure the financial performance of each segment are earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA). Segment EBIT is the measure of segment profit or loss that is most consistent with the measurement principles used in measuring the corresponding amounts in the Company's consolidated financial statements. The CODM evaluates segment EBIT in assessing the profitability and operating performance of each reportable segment and uses segment EBITDA to evaluate operating performance excluding the effects of depreciation and amortization and to compare performance among periods. The Company believes the use of EBITDA assists in understanding the ongoing operating performance by presenting comparable financial results between periods and believes that by removing the impact of depreciation and amortization and amounts spent on interest and taxes that may vary from year to year, EBITDA provides a performance measure that reflects the impact to operations from trends in changes in net sales, gross margin and operating expenses,

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
providing a perspective not immediately apparent from net income (loss) and operating income (loss). The adjustments the Company makes to derive the financial measure of EBITDA excludes items which may cause short-term fluctuations in net income (loss) and operating income (loss) and which the Company does not consider to be the fundamental attributes or primary drivers of its business. EBITDA provides disclosure on the same basis as that used by the CODM to evaluate financial performance on a reportable segment basis.

	Third quarter ended October 2, 2026
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$198,978	$336,608	$31,704	$—	$567,290

Less:
Cost of sales	151,522	291,033	21,030	4	463,589
Selling, general and administrative expense	15,484	11,075	4,906	11,060	42,525
Other segment items (2)	1,738	6,077	2,533	51	10,399
Segment EBIT	$30,234	$28,423	$3,235	$(11,115)	$50,777
Plus:
Segment depreciation, depletion and amortization	12,274	4,713	2,238	494	19,719
Segment EBITDA	$42,508	$33,136	$5,473	$(10,621)	$70,496
Income tax expense					5,840
Interest expense - net					6,605
Depreciation, depletion and amortization					19,719
Net Income					$38,332

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Third quarter ended September 26, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$170,787	$246,837	$27,184	$—	$444,808

Less:
Cost of sales	125,909	213,746	18,892	138	358,685
Selling, general and administrative expense	14,228	10,731	4,896	8,401	38,256
Other segment items (2)	4,018	5,878	2,442	(125)	12,213
Segment EBIT	$26,632	$16,482	$954	$(8,414)	$35,654
Plus:
Segment depreciation, depletion and amortization	10,279	4,443	2,277	505	17,504
Segment EBITDA	$36,911	$20,925	$3,231	$(7,909)	$53,158
Income tax expense					2,698
Interest expense - net					7,544
Depreciation, depletion and amortization					17,504
Net Income					$25,412

	First nine months ended October 2, 2026
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$562,592	$1,075,154	$93,275	$—	$1,731,021

Less:
Cost of sales	432,511	949,003	59,618	10	1,441,142
Selling, general and administrative expense	44,426	31,969	15,103	29,549	121,047
Other segment items (2)	6,206	21,675	8,526	1,136	37,543
Segment EBIT	$79,449	$72,507	$10,028	$(30,695)	$131,289
Plus:
Segment depreciation, depletion and amortization	35,162	13,990	6,722	1,459	57,333
Segment EBITDA	$114,611	$86,497	$16,750	$(29,236)	$188,622
Income tax expense					13,116
Interest expense - net					21,709
Depreciation, depletion and amortization					57,333
Net Income					$96,464

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	First nine months ended September 26, 2025
	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Net sales (1)	$527,552	$696,059	$73,185	$—	$1,296,796

Less:
Cost of sales	385,435	611,969	54,211	221	1,051,836
Selling, general and administrative expense	42,451	30,475	13,598	22,216	108,740
Other segment items (2)	10,889	16,982	8,720	(1,272)	35,319
Segment EBIT	$88,777	$36,633	$(3,344)	$(21,165)	$100,901
Plus:
Segment depreciation, depletion and amortization	29,901	12,971	7,192	1,487	51,551
Segment EBITDA	$118,678	$49,604	$3,848	$(19,678)	$152,452
Income tax expense					9,960
Interest expense - net					22,691
Depreciation, depletion and amortization					51,551
Net Income					$68,250

(1) Excludes inter-segment sales of $2.9 million and $1.0 million for the third quarter of 2026 and 2025, respectively, and $7.7 million and $5.6 million for the first nine months of 2026 and 2025, respectively, for Performance Materials. Inter-segment sales are eliminated in consolidation.

(2) Other segment items for each reportable segment include:
•Research and development expense
•Restructuring expense
•Other operating expense - primarily comprised of metal consignment fees, intangible amortization and foreign currency (gains)/losses as further detailed in Note F
•Non-operating expenses primarily related to pension costs

The following table disaggregates revenue for each segment by end market for the third quarter and first nine months of 2026 and 2025:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
Third Quarter 2026
End Market
Semiconductor	$3,905	$275,621	$2,851	$—	$282,377
Industrial	32,362	15,045	7,493	—	54,900
Aerospace and defense	59,992	4,311	9,791	—	74,094
Consumer electronics	47,648	135	3,394	—	51,177
Automotive	17,857	737	2,216	—	20,810
Energy	9,500	22,857	—	—	32,357
Life sciences	2,373	9,269	5,567	—	17,209
Other	25,341	8,633	392	—	34,366
Total	$198,978	$336,608	$31,704	$—	$567,290

Third Quarter 2025
End Market
Semiconductor	$2,005	$205,821	$1,120	$—	$208,946
Industrial	31,141	9,020	6,656	—	46,817
Aerospace and defense	40,326	2,357	8,298	—	50,981
Consumer electronics	48,206	416	4,027	—	52,649
Automotive	15,206	669	1,628	—	17,503
Energy	8,448	19,619	—	—	28,067
Life sciences	2,465	6,497	5,097	—	14,059
Other	22,990	2,438	358	—	25,786
Total	$170,787	$246,837	$27,184	$—	$444,808

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Total
First Nine Months 2026
End Market
Semiconductor	$10,102	$888,685	$7,079	$—	$905,866
Industrial	99,526	40,473	23,037	—	163,036
Aerospace and defense	165,063	13,167	29,546	—	207,776
Consumer electronics	117,355	14,237	10,717	—	142,309
Automotive	53,184	1,231	6,138	—	60,553
Energy	38,399	93,407	—	—	131,806
Life sciences	6,089	6,508	16,306	—	28,903
Other	72,874	17,446	452	—	90,772
Total	$562,592	$1,075,154	$93,275	$—	$1,731,021

First Nine Months 2025
End Market
Semiconductor	$7,390	$579,064	$2,690	$—	$589,144
Industrial	93,424	27,779	18,678	—	139,881
Aerospace and defense	126,382	6,137	21,812	—	154,331
Consumer electronics	149,913	1,682	10,343	—	161,938
Automotive	48,243	3,211	4,774	—	56,228
Energy	37,388	53,002	—	—	90,390
Life sciences	7,323	18,886	14,042	—	40,251
Other	57,489	6,298	846	—	64,633
Total	$527,552	$696,059	$73,185	$—	$1,296,796

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

Transaction Price Allocated to Future Performance Obligations: Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at October 2, 2026. Remaining performance obligations include non-cancelable purchase orders and customer contracts. The guidance provides certain practical expedients that limit this requirement. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

After considering the practical expedient at October 2, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $119.6 million and $21.9 million, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances: The timing of revenue recognition, billings, and cash collections resulted in the following contract assets and contract liabilities:

(Thousands)	October 2, 2026	December 31, 2025	$ change	% change
Accounts receivable, trade	$271,558	$223,763	$47,795	21%
Unbilled receivables	52,626	46,548	6,078	13%
Unearned revenue	11,967	12,685	(718)	(6)%
Accounts receivable, trade represents payments due from customers relating to the transfer of the Company’s products and services. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded. Impairment losses (bad debt) incurred related to our receivables were immaterial during the third quarter and first nine months of 2026.

During 2024, the Company entered into a factoring agreement to sell certain receivables to a third-party financial institution. The transfer of the receivables constitute purchases and sales of receivables resulting in a reduction of trade receivables on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. The Company did not sell any receivables in the third quarter of 2026. The Company sold a total of $8.1 million of receivables resulting in a loss on sale of $0.1 million for the first nine months of 2026. The Company sold a total of $59.4 million of receivables resulting in a loss on sale of $0.6 million for the first nine months of 2025. The Company sold $20.5 million of receivables in the third quarter of 2025 and a total of $59.4 million of receivables in the first nine months of 2025. The Company recorded a loss on sale of $0.2 million and $0.6 million for the third quarter and first nine months of 2025, respectively. Total receivables sold under this program amount to $116.4 million.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are generally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables.

Unearned revenue is recorded for consideration received from customers in advance of satisfaction of the related performance obligations. The Company recognized approximately $8.0 million of the December 31, 2025 short-term unearned amounts as revenue during the first nine months of 2026.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component because the period between the transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less. The Company does not include extended payment terms in its contracts with customers.

Note E — Restructuring

In fiscal years 2025 and 2024, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions and current operating performance. These actions impacted all three of our business segments as well as Corporate. The restructuring programs reduce annual cost of sales and operating expenses.
In 2026, the Company continued to implement restructuring actions across all segments. In connection with these actions, we recorded restructuring expenses of $0.1 million and $2.7 million in the three and nine months ended October 2, 2026, respectively, compared to $0.2 million and $2.7 million in the three and nine months ended September 26, 2025, respectively. All of these charges were associated with workforce reduction, including severance and other personnel-related costs. As of the October 2, 2026, we have substantially completed the restructuring activities expected for the fiscal year 2026.
The activity in the accrued balances incurred in relation to restructuring during the nine months ended October 2, 2026 and September 26, 2025, were as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2025	$—	$83	$59	$9	$151
Additional Charges	694	449	878	690	2,711
Cash Payments	(694)	(521)	(937)	(667)	(2,819)
Balance at October 2, 2026	$—	$11	$—	$32	$43

	Reduction in Force
(Thousands)	Performance Materials	Electronic Materials	Precision Optics	Other	Consolidated
Balance at December 31, 2024	$56	$293	$60	$408	$817
Additional Charges	481	789	1,428	31	2,729
Cash Payments	(537)	(1,067)	(1,457)	(325)	(3,386)
Balance at September 26, 2025	$—	$15	$31	$114	$160

Note F — Other-net

Other-net for the third quarter and first nine months of 2026 and 2025 is summarized as follows:

	Third Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Thousands)	2026	2025	2026	2025
Amortization of intangible assets	$2,594	$2,699	$7,799	$8,394
Metal consignment fees	3,871	3,186	14,301	7,860
Foreign currency loss (gain)	280	492	1,121	(459)
Other items	(2,573)	(213)	(6,616)	(727)
Total	$4,172	$6,164	$16,605	$15,068

Note G — Income Taxes

The Company's effective tax rate for the third quarter of 2026 and 2025 was 13.2% and 9.6%, respectively, and 12.0% and 12.7% for the first nine months of 2026 and 2025, respectively. The effective tax rate for 2026 is lower than the statutory tax rate primarily due to the benefits of foreign-derived deduction eligible income, percentage depletion and foreign tax credits. The effective tax rate for 2025 was lower than the statutory tax rate primarily due to the benefits of percentage depletion, the advanced manufacturing production credit, and the foreign derived intangible income deduction.

The effective tax rate for the first nine months of 2026 also includes a $6.8 million net discrete income tax benefit, primarily consisting of excess tax benefits from stock-based compensation awards, the release of a valuation allowance against the deferred tax assets of one of the Company’s foreign subsidiaries and prior-year return-to-provision adjustments. The effective tax rate for the first nine months of 2025 included a net discrete income tax benefit of $0.7 million, primarily consisting of prior-year return-to-provision adjustments.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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

Note H — Earnings Per Share (EPS)

The following table sets forth the computation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Thousands, except per share amounts)	2026	2025	2026	2025
Numerator for basic and diluted EPS:
Net income	$38,332	$25,412	$96,464	$68,250
Denominator:
Denominator for basic EPS:
Weighted-average shares outstanding	20,848	20,731	20,810	20,763
Effect of dilutive securities:
Stock appreciation rights	82	49	82	40
Restricted stock units	125	52	123	45
Performance-based restricted stock units	108	51	101	45
Diluted potential common shares	315	152	306	130
Denominator for diluted EPS:
Adjusted weighted-average shares outstanding	21,163	20,883	21,116	20,893
Basic EPS	$1.84	$1.23	$4.64	$3.29
Diluted EPS	$1.81	$1.22	$4.57	$3.27

Adjusted weighted-average shares outstanding - diluted exclude securities totaling 57 and 158,282 for the quarters ended October 2, 2026 and September 26, 2025, respectively, and 44,857 and 149,694 for the nine months ended October 2, 2026 and September 26, 2025, respectively. These securities are primarily related to restricted stock units (RSUs) and stock appreciation rights (SARs) with fair market values and exercise prices greater than the average market price of the Company's common shares and were excluded from the dilution calculation as the effect would have been anti-dilutive.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note I — Inventories

Inventories on the Consolidated Balance Sheets are summarized as follows:

	October 2,	December 31,
(Thousands)	2026	2025
Raw materials and supplies	$114,609	$108,040
Work in process	301,168	298,695
Finished goods	70,166	54,496
Inventories, net	$485,943	$461,231
The Company maintains the majority of the precious metals and copper and nickel used in production on a consignment basis in order to reduce its exposure to metal market price movements and to reduce its working capital investment. The notional value of off-balance sheet precious metals, copper and nickel was $589.9 million and $526.2 million as of October 2, 2026 and December 31, 2025, respectively.

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

As of October 2, 2026 and December 31, 2025, $34.5 million and $47.5 million, respectively, of prepayments are classified as Unearned income on the Consolidated Balance Sheets. The prepayments will remain in Unearned income until commercial purchase orders are received for product serviced out of the equipment, at which time a portion of the purchase order value related to prepayments will be reclassified to Unearned revenue. As of October 2, 2026 and December 31, 2025, $2.3 million and $2.4 million of the prepayments, respectively, are classified as Unearned revenue.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note K — Pensions and Other Post-employment Benefits

The following is a summary of the net periodic benefit (income)/cost for the third quarter and first nine months ended October 2, 2026 and September 26, 2025, respectively, for the pension plans as shown below. The Pension Benefits column aggregates defined benefit pension plans in the U.S., Germany, Liechtenstein, England, and the U.S. supplemental retirement plans. The Other Benefits column includes the domestic retiree medical and life insurance plan.

	Pension Benefits		Other Benefits
	Third Quarter Ended		Third Quarter Ended
	October 2,	September 26,	October 2,	September 26,
(Thousands)	2026	2025	2026	2025
Components of net periodic benefit (credit) cost
Service cost	$283	$315	$—	$11
Interest cost	1,837	1,932	31	58
Expected return on plan assets	(2,363)	(2,539)	—	—
Amortization of prior service (benefit) cost	(21)	(23)	—	—
Amortization of net loss (gain)	259	90	(104)	(87)
Net periodic benefit (credit) cost	$(5)	$(225)	$(73)	$(18)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Thousands)	2026	2025	2026	2025
Components of net periodic benefit (credit) cost
Service cost	$863	$909	$—	$33
Interest cost	5,516	5,769	93	174
Expected return on plan assets	(7,106)	(7,575)	—	—
Amortization of prior service (benefit) cost	(65)	(67)	—	—
Amortization of net loss (gain)	776	269	(312)	(262)
Net periodic benefit (credit) cost	$(16)	$(695)	$(219)	$(55)

The Company did not make any contributions to its domestic defined benefit plan in the third quarter or first nine months of 2026 or 2025.
The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other non-operating (income) expense.

Note L — Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income, including the amounts reclassified, for the third quarter and first nine months of 2026 and 2025 are as follows:

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at July 3, 2026	$1,411	$782	$2	$2,195	$(52,214)	$(2,829)	$(52,848)
Other comprehensive income (loss) before reclassifications	(38)	999	—	961	—	(2,155)	(1,194)
Amounts reclassified from accumulated other comprehensive income (loss)	29	(471)	—	(442)	191	—	(251)
Net current period other comprehensive (loss) income before tax	(9)	528	—	519	191	(2,155)	(1,445)
Deferred taxes	(2)	122	—	120	41	—	161
Net current period other comprehensive (loss) income after tax	(7)	406	—	399	150	(2,155)	(1,606)
Balance at October 2, 2026	$1,404	$1,188	$2	$2,594	$(52,064)	$(4,984)	$(54,454)

Balance at June 27, 2025	$1,316	$1,888	$2	$3,206	$(53,648)	$(1,318)	$(51,760)
Other comprehensive (loss) income before reclassifications	118	122	—	240	—	(903)	(663)
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	(797)	—	(806)	(164)	—	(970)
Net current period other comprehensive (loss) income before tax	109	(675)	—	(566)	(164)	(903)	(1,633)
Deferred taxes	24	(155)	—	(131)	(3)	—	(134)
Net current period other comprehensive (loss) income after tax	85	(520)	—	(435)	(161)	(903)	(1,499)
Balance at September 26, 2025	$1,401	$1,368	$2	$2,771	$(53,809)	$(2,221)	$(53,259)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Gains and Losses on Cash Flow Hedges
(Thousands)	Foreign Currency	Interest Rate	Precious Metals	Total	Pension and Post-Employment Benefits	Foreign Currency Translation	Total
Balance at December 31, 2025	$1,406	$899	$2	$2,307	$(52,441)	$(447)	$(50,581)
Other comprehensive income (loss) before reclassifications	(239)	1,779	—	1,540	—	(4,537)	(2,997)
Amounts reclassified from accumulated other comprehensive income (loss)	237	(1,403)	—	(1,166)	500	—	(666)
Net current period other comprehensive (loss) income before tax	(2)	376	—	374	500	(4,537)	(3,663)
Deferred taxes	—	87	—	87	123	—	210
Net current period other comprehensive (loss) income after tax	(2)	289	—	287	377	(4,537)	(3,873)
Balance at October 2, 2026	$1,404	$1,188	$2	$2,594	$(52,064)	$(4,984)	$(54,454)

Balance at December 31, 2024	$1,638	$3,545	$2	$5,185	$(54,702)	$(11,529)	$(61,046)
Other comprehensive income (loss) before reclassifications	(206)	(473)	—	(679)	1,553	9,308	10,182
Amounts reclassified from accumulated other comprehensive income (loss)	(103)	(2,354)	—	(2,457)	(290)	—	(2,747)
Net current period other comprehensive (loss) income before tax	(309)	(2,827)	—	(3,136)	1,263	9,308	7,435
Deferred taxes	(72)	(650)	—	(722)	370	—	(352)
Net current period other comprehensive (loss) income after tax	(237)	(2,177)	—	(2,414)	893	9,308	7,787
Balance at September 26, 2025	$1,401	$1,368	$2	$2,771	$(53,809)	$(2,221)	$(53,259)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note M — Stock-based Compensation Expense

Stock-based compensation expense, which includes awards settled in shares, was $4.3 million and $13.0 million in the third quarter and first nine months of 2026, respectively, compared to $3.2 million and $8.8 million, respectively, in the same periods of 2025.
The Company granted 47,436 SARs to certain employees during the first nine months of 2026. The weighted-average exercise price per share and weighted-average fair value per share of the SARs granted during the nine months ended October 2, 2026 were $166.59 and $56.70, respectively. The Company estimated the fair value of the SARs using the following weighted-average assumptions in the Black-Scholes model:

Risk-free interest rate	3.62%
Dividend yield	0.34%
Volatility	34.0%
Expected term (in years)	4.8

The Company granted 93,726 stock-settled RSUs to certain employees during the first nine months of 2026. The Company measures the fair value of stock-settled RSUs based on the closing market price of a share of Materion common stock on the date of the grant. The weighted-average fair value per share was $162.72 for stock-settled RSUs granted to employees during the nine months ended October 2, 2026. RSUs are generally expensed over the vesting period of three years for employees.
The Company granted stock-settled performance-based restricted stock units (PRSUs) to certain employees in the first nine months of 2026. The weighted-average fair value of the stock-settled PRSUs was $206.28 per share and will be expensed over the vesting period of three years. The final payout to the employees for all PRSUs will be based upon the Company’s return on invested capital and its total return to shareholders over the vesting period relative to a peer group’s performance over the same period.
At October 2, 2026, unrecognized compensation cost related to the unvested portion of all stock-based awards was approximately $27.7 million, and is expected to be recognized over the remaining vesting period of the respective grants.

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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheets as of October 2, 2026 and December 31, 2025:

(Thousands)	Total Carrying Value in the Consolidated Balance Sheets		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2026	2025	2026	2025	2026	2025	2026	2025
Financial Assets
Deferred compensation investments	$7,849	$7,175	$7,849	$7,175	$—	$—	$—	$—
Foreign currency forward contracts	614	80	—	—	614	80	—	—
Interest rate swap	1,550	1,491	—	—	1,550	1,491	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$10,013	$8,746	$7,849	$7,175	$2,164	$1,571	$—	$—
Financial Liabilities
Deferred compensation liability	$7,849	$7,175	$7,849	$7,175	$—	$—	$—	$—
Foreign currency forward contracts	1,564	490	—	—	1,564	490	—	—
Interest Rate Swap	8	325	—	—	8	325	—	—
Precious metal swaps	—	—	—	—	—	—	—	—
Total	$9,421	$7,990	$7,849	$7,175	$1,572	$815	$—	$—
The Company uses a market approach to value the assets and liabilities for financial instruments in the table above. Outstanding contracts are valued through models that utilize market observable inputs, including both spot and forward prices, for the same underlying currencies, metals, and interest rates. The carrying values of the other working capital items and debt in the Consolidated Balance Sheets approximate fair values as of October 2, 2026 and December 31, 2025. The Company's deferred compensation investments and liabilities are based on the fair value of the investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. Deferred compensation investments are primarily presented in Other assets. Deferred compensation liabilities are primarily presented in Other long-term liabilities.

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
The Company entered into additional swaps in 2026 to hedge the interest rate risk on the Credit Agreement. On April 2, 2026 and June 11, 2026, the Company entered into forward starting interest rate swaps of $25.0 million and $15.0 million, respectively. These swaps will hedge changes in 1-month SOFR from November 2, 2026 to June 25, 2030. The Company further entered into three additional swaps on September 15, 2026, for $30.0 million, $25.0 million, and $25.0 million, in a layered approach that will hedge the change in 1-month SOFR from November 2, 2026 to May 7, 2027, May 5, 2028, and November 2, 2029, respectively. The purpose of these hedges is to manage the risk of changes in the monthly interest payments attributable to changes in the benchmark interest rate.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives not designated as hedging instruments (on a gross basis) and the balance sheet classification as of October 2, 2026 and December 31, 2025:

	October 2, 2026		December 31, 2025
(Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Prepaid and other current assets	$16,650	$611	$6,240	$76
Other liabilities and accrued items	36,766	1,562	56,174	489
These outstanding foreign currency derivatives were related to balance sheet hedges and intercompany loans. Other-net included $1.6 million and $0.2 million of foreign currency losses related to derivatives in the third quarter and first nine months of 2026, respectively, compared to $0.1 million and $2.1 million of foreign currency losses in the third quarter and first nine months of 2025, respectively.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the notional amount and the fair value of the Company’s outstanding derivatives designated as cash flow hedges (on a gross basis) and balance sheet classification as of October 2, 2026 and December 31, 2025:

	October 2, 2026
		Fair Value
(Thousands)	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities
Foreign currency forward contracts - yen	$570	$3	$—	$2	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swap	320,000	199	1,351	8	—
Total	$320,570	$202	$1,351	$10	$—

	December 31, 2025
		Fair Value
	Notional Amount	Prepaid and other current assets	Other assets	Other liabilities and accrued items	Other long-term liabilities

Foreign currency forward contracts - yen	$579	$3	$—	$—	$—
Foreign currency forward contracts - euro	—	—	—	—	—
Precious metal swaps	—	—	—	—	—
Interest rate swaps	200,000	1,491	—	325	—
Total	$200,579	$1,494	$—	$325	$—

All of the contracts summarized above were designated and effective as cash flow hedges. We expect to reclassify $0.2 million of net gains into earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At October 2, 2026, the maximum term of derivative instruments that hedge forecasted transactions was approximately four years. Refer to Note L for further details related to OCI.
The following table summarizes the amounts reclassified from accumulated other comprehensive income relating to the Company’s outstanding derivatives designated as cash flow hedges and associated income statement classification as of the third quarter and first nine months of 2026 and 2025:

		Third Quarter Ended
(Thousands)		October 2, 2026	September 26, 2025
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$29	$(9)
Precious metal swaps	Cost of sales	—	—
Interest rate swap	Interest expense - net	(471)	(797)
Total		$(442)	$(806)

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Nine Months Ended
(Thousands)		October 2, 2026	September 26, 2025
Hedging relationship	Line item
Foreign currency forward contracts	Net sales	$237	$(103)
Precious metal swaps	Cost of sales	—	—
Interest rate swap	Interest expense - net	(1,403)	(2,354)
Total		$(1,166)	$(2,457)

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
On May 13, 2026, the Company received an adverse ruling from the Frankfurt am Main Regional Court in a matter involving Heraeus Metals Germany GmbH & Co. KG (“Heraeus”) related to the theft of 50 kilograms of gold granulate during transport in Germany in 2022. The Company has appealed the ruling. At the time of the incident, the gold was valued at approximately $2.5 million and was valued at approximately $6.7 million as of October 2, 2026, which will fluctuate in future periods as the potential exposure is dependent on future gold prices. The Company expects that approximately $2.5 million of any potential loss will be recoverable under its insurance coverage.
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

Environmental Proceedings. The Company has an active environmental compliance program and records reserves for the probable cost of identified environmental remediation projects. The reserves are established based upon analyses conducted by the Company’s engineers and outside consultants and are adjusted from time to time based upon ongoing studies, the difference between actual and estimated costs, and other factors. The reserves may also be affected by rulings and negotiations with regulatory agencies. The undiscounted reserve balance was $2.3 million and $2.5 million at October 2, 2026 and December 31, 2025, respectively, and is included in Other liabilities and accrued items and Other long-term liabilities on the Consolidated Balance Sheet. Environmental projects tend to be long-term, and the final actual remediation costs may differ from the amounts currently recorded.

Materion Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note Q — Debt

(Thousands)	October 2, 2026	December 31, 2025
Borrowings under Credit Agreement	$169,125	$221,125
Borrowings under the Term Loan Facility	217,969	222,188
Overdraft Sweep Facility	10,593	15,659
Foreign debt	902	1,670
Total debt outstanding	398,589	460,642
Current portion of long-term debt	(19,609)	(22,445)
Gross long-term debt	378,980	438,197
Unamortized deferred financing fees	(1,540)	(1,849)
Long-term debt	$377,440	$436,348

As of October 2, 2026 and December 31, 2025, the Company had $169.1 million outstanding at an average interest rate of 5.10% and $221.1 million outstanding at an average interest rate of 5.26%, respectively, under its revolving credit facility. The available borrowing capacity under the revolving credit facility as of October 2, 2026 was approximately $275.7 million. The Company has the option to repay or borrow additional funds under the revolving credit facility until the maturity date in 2030.

In connection with the revolving credit facility, the administrative agent provides the Company with an overdraft sweep facility that the Company uses on a daily basis for short-term cash needs. As of October 2, 2026, the overdraft sweep facility had a balance of $10.6 million. This facility allows for an additional $30.0 million of liquidity. The amended and restated credit agreement governing the revolving credit facility and the term loan facility (Credit Agreement) includes covenants subject to a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of October 2, 2026.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings up to $21.9 million. At October 2, 2026 the Company had borrowings outstanding of $0.4 million which reduced the aggregate availability under these facilities to $21.5 million.

The balance outstanding on the term loan facility as of October 2, 2026 and December 31, 2025 was $218.0 million and $222.2 million, respectively.

At both October 2, 2026 and December 31, 2025, there was $5.2 million outstanding against the letters of credit sub-facility.

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

RESULTS OF OPERATIONS

Third Quarter

	Third Quarter Ended
	October 2,	September 26,	$	%
(Thousands, except per share data)	2026	2025	Change	Change
Net sales	$567,290	$444,808	$122,482	28%
Value-added sales	313,662	263,949	49,713	19%
Gross margin	103,701	86,123	17,578	20%
Gross margin as a % of net sales	18%	19%
Gross margin as a % of value-added sales	33%	33%
Selling, general, and administrative (SG&A) expense	42,525	38,256	4,269	11%
SG&A expense as a % of net sales	7%	9%
SG&A expense as a % of value-added sales	14%	14%
Research and development (R&D) expense	6,505	6,548	(43)	(1)%
R&D expense as a % of net sales	1%	1%
R&D expense as a % of value-added sales	2%	2%
Restructuring expense	92	212	(120)	(57)%
Other—net	4,172	6,164	(1,992)	(32)%
Operating profit	50,407	34,943	15,464	44%
Other non-operating (income)—net	(370)	(711)	341	(48)%
Interest expense—net	6,605	7,544	(939)	(12)%
Income before income taxes	44,172	28,110	16,062	57%
Income tax expense	5,840	2,698	3,142	116%
Net income	$38,332	$25,412	$12,920	51%

Diluted earnings per share	$1.81	$1.22	$0.59	48%

Net sales of $567.3 million in the third quarter of 2026 increased $122.5 million from $444.8 million in the third quarter of 2025. The increase was primarily driven by higher sales in the Electronic Materials segment, while also reflecting growth in both Performance Materials and Precision Optics. The increase in net sales in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $57.3 million when compared to the prior-year period. At the Company level, this was driven by volume increases in the aerospace and defense (45%), semiconductor (35%), and industrial (17%) end markets. Sales to telecommunications and data center applications, which are included within the other end market, increased 139% compared to the prior-year period. These increases were partially offset by a $3.8 million year over year decrease in the volume of raw material beryllium hydroxide sales within the other end market compared to the third quarter of 2025. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.

Value-added sales is a non-GAAP financial measure that removes the impact of pass-through metal costs and allows for analysis without the distortion of the movement or volatility in precious metal market prices and changes in mix due to customer-supplied material. Internally, we manage our business on this basis, and a reconciliation of net sales, the most directly comparable GAAP financial measure, to value-added sales is included herein. Value-added sales of $313.7 million in the third quarter of 2026 increased $49.7 million, or 19%, compared to the third quarter of 2025. Volume increases in the aerospace and defense (42%), and semiconductor (40%) end markets were partially offset by a decrease in the automotive (30%) end market. Value-added sales to telecommunications and data center applications, which are included within the other end market, increased 71% compared to the prior-year period. This increase was partially offset by a $3.8 million year over year decrease in the volume of raw material beryllium hydroxide sales, also included within the other end market, compared to the third quarter of 2025.

Gross margin in the third quarter of 2026 was $103.7 million, an increase of 20% compared to the third quarter of 2025. Gross margin expressed as a percentage of net sales was 18% and 19% in the third quarter of 2026 and 2025, respectively. Gross margin expressed as a percentage of value-added sales was 33% in both the third quarter of 2026 and 2025. Gross margin as a percentage of value-added sales remained flat in both the third quarter of 2026 and 2025.

SG&A expense was $42.5 million in the third quarter of 2026, compared to $38.3 million in the third quarter of 2025. The increase in SG&A expense was primarily due to timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 7% and 9% in the third quarter of 2026 and 2025, respectively. Expressed as a percentage of value-added sales, SG&A expense was 14% in both the third quarter of 2026 and 2025.

R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% of net sales in both the third quarter of 2026 and 2025. R&D expense accounted for 2% of value-added sales in both the third quarter of 2026 and 2025.

Restructuring expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. We recorded a combined total of $0.1 million and $0.2 million of restructuring charges across all segments in the third quarter of 2026 and 2025, respectively. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $4.2 million of expense in the third quarter of 2026, or a $2.0 million decrease from the third quarter of 2025. Refer to Note F to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $6.6 million and $7.5 million in the third quarter of 2026 and 2025, respectively. The decrease in interest expense is primarily due to a decrease in interest rates and borrowings compared to the prior-year period.

Income tax expense for the third quarter of 2026 was $5.8 million, compared to $2.7 million in the third quarter of 2025. The effective tax rate for the third quarter of 2026 and 2025 was 13.2% and 9.6%, respectively. The effective tax rate for the third quarter of 2026 is lower than the statutory tax rate primarily due to the impact of the foreign-derived deduction eligible income, percentage depletion and foreign tax credit. The effective tax rate for the third quarter of 2025 is lower than the statutory tax rate primarily due to the impact of percentage depletion, the advanced manufacturing production credit, and the foreign derived intangible income deduction. See Note G to the Consolidated Financial Statements for additional discussion.

Nine Months

	Nine Months Ended
	October 2,	September 26,	$	%
(Thousands, except per share data)	2026	2025	Change	Change
Net sales	$1,731,021	$1,296,796	$434,225	33%
Value-added sales	883,640	792,265	91,375	12%
Gross margin	289,879	244,960	44,919	18%
Gross margin as a % of net sales	17%	19%
Gross margin as a % of value-added sales	33%	31%
SG&A expense	121,047	108,740	12,307	11%
SG&A expense as a % of net sales	7%	8%
SG&A expense as a % of value-added sales	14%	14%
R&D expense	19,224	19,466	(242)	(1)%
R&D expense as a % of net sales	1%	2%
R&D expense as a % of value-added sales	2%	2%
Restructuring expense	2,711	2,729	(18)	(1)%
Other—net	16,605	15,068	1,537	10%
Operating profit	130,292	98,957	31,335	32%
Other non-operating (income)—net	(997)	(1,944)	947	(49)%
Interest expense—net	21,709	22,691	(982)	(4)%
Income before income taxes	109,580	78,210	31,370	40%
Income tax expense	13,116	9,960	3,156	32%
Net income	$96,464	$68,250	$28,214	41%

Diluted earnings per share	$4.57	$3.27	$1.30	40%

Net sales of $1,731.0 million in the first nine months of 2026 increased $434.2 million from $1,296.8 million in the first nine months of 2025. The increase was primarily driven by higher sales in the Electronic Materials segment, while also reflecting growth in both Performance Materials and Precision Optics. The increase in the Electronic Materials segment was primarily due to higher precious metal pass through costs, increasing net sales by approximately $284.5 million when compared to the prior-year period. At the Company level, a volume increase in the semiconductor (54%), energy (46%), aerospace and defense (35%), and industrial (17%) end markets were partially offset by a volume decrease in the consumer electronics (12%) end market. Sales to telecommunications and data center applications, which are included within the other end market, increased 88% compared to the prior-year period. Additionally, there was a $4.9 million year over year increase in the volume of raw material beryllium hydroxide sales, also included within the other end market, compared to the same period in the prior-year. See Note C to the Consolidated Financial Statements for additional details on the year over year changes in our net sales by segment and market.
Value-added sales of $883.6 million in the first nine months of 2026 increased $91.4 million, or 12%, compared to the first nine months of 2025. Volume increases in the aerospace and defense (31%), semiconductor (26%), and industrial (11%) end markets were partially offset by a volume decrease in the consumer electronics (21%) end market. Value-added sales to telecommunications and data center applications, which are included within the other end market, increased 42% compared to the prior-year period. Additionally, there was a $4.9 million year over year increase in the volume of raw material beryllium hydroxide sales within the other end market compared to the same period in the prior-year.
Gross margin in the first nine months of 2026 was $289.9 million, an increase of 18% compared to the first nine months of 2025, respectively. Gross margin expressed as a percentage of net sales was 17% and 19% in the first nine months of 2026 and 2025. Gross margin expressed as a percentage of value-added sales increased to 33% in the first nine months of 2026 from 31% in the first nine months of 2025. Gross margin as a percentage of value-added sales increased due to product mix, manufacturing efficiencies and the increase in hydroxide sales, which favorably impacted margins in the first nine months of 2026 compared to the same period in 2025.

SG&A expense was $121.0 million in the first nine months of 2026, compared to $108.7 million in the first nine months of 2025. The increase in SG&A expense was primarily due to timing of incentive compensation accruals due to year to date performance. Expressed as a percentage of net sales, SG&A expense was 7%, and 8% in the first nine months of 2026 and

2025, respectively. Expressed as a percentage of value-added sales, SG&A expense was 14% in both the first nine months of 2026 and 2025.

R&D expense consists primarily of direct personnel and material costs for product innovation including pre-production development, evaluation, and testing of new products, prototypes, and applications to deliver new high performing advanced materials to our customers. R&D expense accounted for 1% and 2% of net sales in the first nine months of 2026 and 2025, respectively. R&D expense accounted for 2% of value-added sales in both the first nine months of 2026 and 2025.

Restructuring (income) expense consists primarily of cost reduction actions taken in order to reduce our fixed cost structure. In the first nine months of both 2026 and 2025, we recorded a combined total of $2.7 million of restructuring charges across all segments. Refer to Note E to the Consolidated Financial Statements for details.

Other-net was $16.6 million of expense in the first nine months of 2026, or a $1.5 million increase from the first nine months of 2025. Refer to Note F to the Consolidated Financial Statements for details of the major components within Other-net.

Other non-operating (income)-net includes components of pension and post-retirement expense other than service costs. Refer to Note K to the Consolidated Financial Statements for details of the components.

Interest expense-net was $21.7 million and $22.7 million in the first nine months of 2026 and 2025, respectively. The decrease in interest expense is primarily due to an decrease in interest rates and borrowings compared to the prior-year period.

Income tax expense for the first nine months of 2026 was $13.1 million, compared to $10.0 million in the nine months of 2025. The Company's effective tax rate for the first nine months of 2026 and 2025 was 12.0% and 12.7%, respectively. The effective tax rate for the first nine months of 2026 includes a net discrete income tax benefit of $6.8 million, primarily consisting of excess tax benefits from stock-based compensation awards, release of a valuation allowance previously recorded against the deferred tax assets of one of the Company’s foreign subsidiaries, and prior-year return-to-provision adjustments. The effective tax rate for the first nine months of 2025 includes a net discrete income tax benefit of $0.7 million, primarily consisting of prior-year return-to-provision adjustments recorded. See Note G to the Consolidated Financial Statements for additional discussion.

Value-Added Sales - Reconciliation of Non-GAAP Financial Measure
A reconciliation of net sales to value-added sales, a non-GAAP financial measure, for each reportable segment and for the total Company for the third quarter and first nine months of 2026 and 2025 is as follows:

	Third Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Thousands)	2026	2025	2026	2025
Net sales
Performance Materials	$198,978	$170,787	$562,592	$527,552
Electronic Materials	336,608	246,837	1,075,154	696,059
Precision Optics	31,704	27,184	93,275	73,185
Other	—	—	—	—
Total	$567,290	$444,808	$1,731,021	$1,296,796

Less: pass-through metal costs
Performance Materials	$20,317	$13,681	$54,446	$41,889
Electronic Materials	233,167	167,137	792,699	462,497
Precision Optics	144	41	236	145
Other	—	—	—	—
Total	$253,628	$180,859	$847,381	$504,531

Value-added sales
Performance Materials	$178,661	$157,106	$508,146	$485,663
Electronic Materials	103,441	79,700	282,455	233,562
Precision Optics	31,560	27,143	93,039	73,040
Other	—	—	—	—
Total	$313,662	$263,949	$883,640	$792,265

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

Performance Materials
Third Quarter

	Third Quarter Ended
	October 2,	September 26,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$198,978	$170,787	$28,191	17%
Value-added sales	178,661	157,106	21,555	14%
EBITDA	42,508	36,911	5,597	15%
Net sales from the Performance Materials segment of $199.0 million in the third quarter of 2026 increased 17% compared to net sales of $170.8 million in the third quarter of 2025. The increase in sales was due to higher sales volumes in the aerospace and defense (49%) end market. Sales to telecommunications and data center applications, included within the other end market, increased 76% compared to the prior-year period. This increase was partially offset by a $3.8 million year over year decrease in the volume of raw material beryllium hydroxide sales, also included within the other end market.
Value-added sales of $178.7 million in the third quarter of 2026 were 14% higher than value-added sales of $157.1 million in the third quarter of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Performance Materials segment was $42.5 million in the third quarter of 2026, compared to $36.9 million in the third quarter of 2025. The increase was primarily driven by incremental margin from higher sales volume and price, partially offset by mix.
Nine Months

	Nine Months Ended
	October 2,	September 26,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$562,592	$527,552	$35,040	7%
Value-added sales	508,146	485,663	22,483	5%
EBITDA	114,611	118,678	(4,067)	(3)%
Net sales from the Performance Materials segment of $562.6 million in the first nine months of 2026 increased 7% compared to net sales of $527.6 million in the first nine months of 2025. The increase in sales was due to higher sales volumes in the aerospace and defense (21%) end market. Sales to telecommunications and data center applications, which are included within the other end market, increased 47% compared to the prior-year period. Additionally, there was a $4.9 million year over year increase in the volume of raw material beryllium hydroxide sales in the other end market compared to the first nine months of 2025. This was partially offset by lower sales volumes in the consumer electronics (22%) end market. The decrease in the consumer electronics end market over the first nine months primarily reflects lower volumes resulting from a controlled production ramp during the first half of 2026 as part of ongoing operational alignment with a large precision clad strip customer. During the third quarter, production and shipment levels returned to normal, reflecting stabilization of operations and improved demand fulfillment.
Value-added sales of $508.1 million in the first nine months of 2026 were 5% higher than value-added sales of $485.7 million in the first nine months of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.

EBITDA for the Performance Materials segment was $114.6 million in the first nine months of 2026 compared to $118.7 million in the first nine months of 2025. The decrease was primarily driven by incremental charges incurred in the first half of 2026 related to operational stabilization efforts, and higher overall costs for a large precision clad strip customer.

Electronic Materials
Third Quarter

	Third Quarter Ended
	October 2,	September 26,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$336,608	$246,837	$89,771	36%
Value-added sales	103,441	79,700	23,741	30%
EBITDA	33,136	20,925	12,211	58%
Net sales from the Electronic Materials segment of $336.6 million in the third quarter of 2026 were 36% higher than net sales of $246.8 million in the third quarter of 2025. The increase in net sales was due to higher pass-through metal pricing and sales volumes in the semiconductor end market. Higher pass-through metal pricing contributed $57.3 million compared to the third quarter of 2025.
Value-added sales of $103.4 million in the third quarter of 2026 increased 30% compared to value-added sales of $79.7 million in the third quarter of 2025. The increase in value-added sales was primarily driven by a volume increase in the semiconductor (37%) end market.
EBITDA for the Electronic Materials segment was $33.1 million in the third quarter of 2026 compared to $20.9 million in the third quarter of 2025. EBITDA in the third quarter of 2026 benefited from incremental margin driven by higher sales volumes and strong price/mix.

Nine Months

	Nine Months Ended
	October 2,	September 26,	$	%
(Thousands)	2026	2025	Change	Change
Net sales	$1,075,154	$696,059	$379,095	54%
Value-added sales	282,455	233,562	48,893	21%
EBITDA	86,497	49,604	36,893	74%
Net sales from the Electronic Materials segment of $1,075.2 million in the first nine months of 2026 were 54% higher than net sales of $696.1 million in the first nine months of 2025. The increase in net sales was due to higher pass-through metal pricing and sales volumes in the semiconductor and energy end markets. Higher pass-through metal pricing contributed $284.5 million compared to the first nine months of 2025.
Value-added sales of $282.5 million in the first nine months of 2026 increased 21% compared to value-added sales of $233.6 million in the first nine months of 2025. The increase in value-added sales was primarily driven by volume increases in the semiconductor (25%) end market.
EBITDA for the Electronic Materials segment was $86.5 million in the first nine months of 2026 compared to $49.6 million in the first nine months of 2025. EBITDA in the first nine months of 2026 benefited from incremental margin driven by higher sales volumes, and strong price/mix, as well as favorable operational and manufacturing efficiencies.

Precision Optics
Third Quarter

(Thousands)	Third Quarter Ended
	October 2,	September 26,	$	%
	2026	2025	Change	Change
Net sales	$31,704	$27,184	$4,520	17%
Value-added sales	31,560	27,143	4,417	16%
EBITDA	5,473	3,231	2,242	69%
Net sales from the Precision Optics segment of $31.7 million in the third quarter of 2026 increased 17% compared to net sales of $27.2 million in the third quarter of 2025. The increase was primarily due to higher sales volumes in the semiconductor (155%), aerospace and defense (18%) and industrial (13%) end markets.
Value-added sales of $31.6 million in the third quarter of 2026 increased 16% compared to value-added sales of $27.1 million in the third quarter of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $5.5 million in the third quarter of 2026 compared to $3.2 million in the third quarter of 2025. The increase in EBITDA was primarily driven by favorable impacts of higher volume, strong price/mix and manufacturing efficiencies.

Nine Months

(Thousands)	Nine Months Ended
	October 2,	September 26,	$	%
	2026	2025	Change	Change
Net sales	$93,275	$73,185	$20,090	27%
Value-added sales	93,039	73,040	19,999	27%
EBITDA	16,750	3,848	12,902	335%
Net sales from the Precision Optics segment of $93.3 million in the first nine months of 2026 increased 27% compared to net sales of $73.2 million in the first nine months of 2025. The increase was primarily due to higher sales volumes in the semiconductor (163%), aerospace and defense (35%), and industrial (23%) end markets.
Value-added sales of $93.0 million in the first nine months of 2026 increased 27% compared to value-added sales of $73.0 million in the first nine months of 2025. The increase in value-added sales was due to the same factors driving the increase in net sales.
EBITDA for the Precision Optics segment was $16.8 million in the first nine months of 2026 compared to $3.8 million in the first nine months of 2025. The increase in EBITDA was primarily driven by favorable impacts of higher volume, strong price/mix and manufacturing efficiencies.

Other
Third Quarter

(Thousands)	Third Quarter Ended
	October 2,	September 26,	$	%
	2026	2025	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(10,621)	(7,909)	(2,712)	34%
The Other reportable segment in total includes unallocated corporate costs.
Corporate costs were $10.6 million in the third quarter of 2026 compared to $7.9 million in the third quarter of 2025. Corporate costs were 2% of Company-wide net sales in both the third quarter of 2026 and 2025. Corporate costs were 3% of Company-wide value-added sales in both the third quarter of 2026 and 2025. The increase in corporate costs was primarily due to higher stock compensation and incentive compensation expense due to strong Company performance.

Nine Months

(Thousands)	Nine Months Ended
	October 2,	September 26,	$	%
	2026	2025	Change	Change
Net sales	$—	$—	$—	—%
Value-added sales	—	—	—	—%
EBITDA	(29,236)	(19,678)	(9,558)	49%
Corporate costs were $29.2 million in the first nine months of 2026 compared to $19.7 million in the first nine months of 2025. Corporate costs were 2% of Company-wide net sales in both the first nine months of 2026 and 2025. Corporate costs were 3% and 2% of Company-wide value-added sales in the first nine months of 2026 and 2025, respectively. The increase in corporate costs was primarily due to higher stock compensation and incentive compensation expense due to strong Company performance.

FINANCIAL POSITION
Cash Flow
A summary of cash flows provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	October 2,	September 26,	$
(Thousands)	2026	2025	Change
Net cash provided by operating activities	$142,693	$83,724	$58,969
Net cash (used in) investing activities	(57,882)	(77,261)	19,379
Net cash (used in) financing activities	(82,870)	(8,417)	(74,453)
Effects of exchange rate changes	(218)	1,652	(1,870)
Net change in cash and cash equivalents	$1,723	$(302)	$2,025
Net cash provided by operating activities totaled $142.7 million in the first nine months of 2026 versus $83.7 million in the prior-year period. In addition to the $31.3 million increase in operating income, the increase in cash provided by operating activities was favorably impacted by the Company’s continued working capital initiatives, specifically efforts focused around timing of quarter-end payments related to payables and accruals. This resulted in incremental cash flow of $38.4 million, when comparing to the first nine months of 2025. Additionally, prepaids and other current assets decreased $0.4 million in the first nine months of 2026, compared to an increase of $21.1 million in the first nine months of 2025, generating $19.8 million in operating cash flow. This was primarily due to a $3.3 million decrease in unbilled receivables in the first nine months of 2026, compared to a $14.9 million increase in the prior-year period. These cash inflows were partially offset by an increase in accounts receivable of $46.7 million to support sales growth in the first nine months of 2026, compared to a decrease of $1.7 million in the first nine months of 2025, resulting in a cash outflow of $48.5 million. The remaining cash inflow was driven by a $9.3 million increase in unearned income compared to the prior nine month period, in addition to various other favorable working capital activity.
Net cash used in investing activities was $57.9 million in the first nine months of 2026 compared to $77.3 million in the comparable prior-year period. The decrease in cash used in investing activities is due to the business acquisition in 2025, and a decrease in mine development costs, offset by higher capital expenditures. Capital expenditures are made primarily for new product development, replacing and upgrading equipment, infrastructure investments, and implementing information technology initiatives. For the full year 2026, the Company expects payments for property, plant, and equipment to be approximately $75 million.
Net cash used in financing activities totaled $82.9 million in the first nine months of 2026 and compared to $8.4 million in the comparable prior-year period. The net financing cash outflow in the first nine months of 2026 was primarily driven by debt repayments, made possible by increased cash levels resulting from the Company's ongoing working capital initiatives.
Liquidity
We believe cash flow from operations plus the available borrowing capacity and our current cash balance are adequate to support operating requirements, capital expenditures, projected pension plan contributions, the current dividend program, environmental remediation projects, and strategic acquisitions for at least the next twelve months and for the foreseeable future thereafter. At October 2, 2026, cash and cash equivalents held by our foreign operations totaled $14.3 million. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition, or results of operations for the foreseeable future.
A summary of key data relative to our liquidity, including outstanding debt, cash, and available borrowing capacity, as of October 2, 2026 and December 31, 2025 is as follows:

	October 2,	December 31,
(Thousands)	2026	2025
Cash and cash equivalents	$15,404	$13,681
Total outstanding debt	397,049	458,793
Net debt	$(381,645)	$(445,112)
Available borrowing capacity	$275,682	$223,675
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
The Credit Agreement allows the Company to borrow money at a premium over SOFR or prime rate and at varying maturities. The premium resets quarterly according to the terms and conditions stipulated in the credit agreement. The Credit Agreement includes restrictive covenants relating to restrictions on additional indebtedness, acquisitions, dividends, and stock repurchases. In addition, the Credit Agreement includes covenants that limit the Company to a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all of our debt covenants as of October 2, 2026 and December 31, 2025. Cash on hand up to $35.0 million can benefit the covenants and may benefit the borrowing capacity under the Credit Agreement.
Portions of our business utilize off-balance sheet consignment arrangements allowing us to use metal owned by precious metal consignors as we manufacture product for our customers. Metal is purchased from the precious metal consignor and sold to our customer at the time of product shipment. Expansion of business volumes and/or higher metal prices can put pressure on the consignment line limitations from time to time. In August 2025, we entered into a precious metals consignment agreement, maturing on August 31, 2028, which replaced the consignment agreements that would have matured on August 31, 2025. The available and unused capacity under the metal consignment agreements expiring in August 2028 totaled approximately $260.1 million as of October 2, 2026, compared to $173.8 million as of December 31, 2025.
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
We paid cash dividends of $3.0 million and $9.0 million on our common stock in the third quarter and first nine months of 2026, respectively. We intend to pay a quarterly dividend on an ongoing basis, subject to a determination that the dividend remains in the best interest of our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS AND CASH OBLIGATIONS
We maintain the majority of the precious metals and portions of the copper and nickel we use in production on a consignment basis in order to reduce our exposure to metal price movements and to reduce our working capital investment. The notional value of off-balance sheet precious metals and copper and nickel was $589.9 million and $526.2 million as of October 2, 2026 and December 31, 2025, respectively. We were in compliance with all of the covenants contained in the consignment agreements as of October 2, 2026. For additional information on our material cash obligations, refer to our 2025 Annual Report on Form 10-K.

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
a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of October 2, 2026 pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that disclosure controls and procedures are effective as of October 2, 2026.
b)Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended October 2, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4 through August 7, 2026	—	$—	—	$50,000,000
August 8 through September 4, 2026	—	—	—	50,000,000
September 5 through October 2, 2026	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)	On October 29, 2025, the Company announced its Board of Directors had authorized the repurchase of up to $50.0 million of its common stock. During the three months ended October 2, 2026, the Company did not repurchase any shares under this authorization.

Item 4.	Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report on Form 10-Q.

Item 5.	Other Information

During the quarter ended October 2, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits
All documents referenced below were filed pursuant to the Exchange Act by Materion Corporation, file number 001-15885, unless otherwise noted.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)*
32	Certifications of Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350*
95	Mine Safety Disclosure Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the period ended October 2, 2026*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATERION CORPORATION

Dated: November 4, 2026
/s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)